Form 10-Q
period 1996-03-31
UNIONBANCAL CORP
filed 1996-05-15
CIK 1011659

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to

                         Commission File Number 0-28118

                            UNIONBANCAL CORPORATION
                          (FORMERLY NAMED UNION BANK)

State of Incorporation: California            I.R.S. Employer Id. No. 94-1234979

                             350 California Street
                        San Francisco, California 94104
                           Telephone: (415) 705-7350

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

   Number of shares of Common Stock outstanding at April 30, 1996: 54,743,756

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                           PAGE NUMBER
                                                                                                          -------------
PART I
FINANCIAL INFORMATION
  Item 1. Financial Statement:
    Financial Highlights................................................................................            2
    Consolidated Balance Sheets.........................................................................            3
    Consolidated Statements of Earnings.................................................................            4
    Consolidated Statements of Cash Flows...............................................................            5
    Consolidated Statements of Shareholders' Equity.....................................................            6
    Notes to Consolidated Financial Statements..........................................................            7
  Item 2. Management's Discussion and Analysis:
    Financial Summary...................................................................................            9
      Table 1 -- Analysis of Earnings...................................................................           10
    Net Interest Income.................................................................................           10
      Table 2 -- Consolidated Average Balance Sheets, Net Interest Income
        and Interest Rates..............................................................................           12
    Noninterest Income..................................................................................           14
      Table 3 -- Noninterest Income.....................................................................           14
    Noninterest Expense.................................................................................           14
      Table 4 -- Noninterest Expense....................................................................           15
    Loans Outstanding...................................................................................           15
      Table 5 -- Loans Outstanding......................................................................           16
    Allowance for Loan Losses...........................................................................           16
      Table 6 -- Allowance for Loan Losses..............................................................           17
    Asset Quality.......................................................................................           18
      Table 7 -- Nonperforming and Renegotiated Assets..................................................           18
      Table 8 -- Loans 90 Days or More Past Due and Still Accruing......................................           19
    Liquidity...........................................................................................           19
    Capital.............................................................................................           19
      Table 9 -- Risk-Based Capital.....................................................................           20
      Table 10 -- Other Capital Measures................................................................           21
    New Accounting Standards............................................................................           21

PART II
OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security-Holders...........................................           22
  Item 6. Exhibits and Reports on Form 8-K..............................................................           22
  Signatures............................................................................................           23

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   UNION BANK
                              FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                                   THREE MONTHS ENDED
                                                                                      ---------------------------------------------
                                                                                                                INCREASE (DECREASE)
                                                                                       MARCH 31,    MARCH 31,   -------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                            1996         1995        AMOUNT    PERCENT
- ------------------------------------------------------------------------------------  -----------  -----------  ----------  -------
RESULTS OF OPERATIONS:
  Net interest income (1)...........................................................  $   219,988  $   203,211  $   16,777    8.26 %
  Provision for loan losses.........................................................       10,000       20,000     (10,000) (50.00 )
  Noninterest income................................................................       65,897       59,302       6,595   11.12
  Noninterest expense...............................................................      174,087      169,461       4,626    2.73
                                                                                      -----------  -----------  ----------
  Income before income taxes (1)....................................................      101,798       73,052      28,746   39.35
  Taxable-equivalent adjustment.....................................................        1,594        2,245        (651) (29.00 )
  Income tax expense................................................................       39,675       29,516      10,159   34.42
                                                                                      -----------  -----------  ----------
  Net income........................................................................  $    60,529  $    41,291  $   19,238   46.59 %
                                                                                      -----------  -----------  ----------
                                                                                      -----------  -----------  ----------
  Net income applicable to common stock.............................................  $    57,703  $    38,465  $   19,238   50.01 %
                                                                                      -----------  -----------  ----------
                                                                                      -----------  -----------  ----------
PER COMMON SHARE:
  Net income........................................................................  $      1.58  $      1.06  $     0.52   49.06 %
  Dividends.........................................................................         0.35         0.35          --      --
  Book value........................................................................        39.24        34.50        4.74   13.74
  Dividend payout ratio.............................................................        22.17%       32.89%     (10.72)%
  Common shares outstanding (end of period).........................................   36,601,182   36,152,601     448,581
  Weighted average common shares outstanding........................................   36,556,187   36,134,343     421,844
BALANCE SHEET (END OF PERIOD):
  Total assets......................................................................  $20,489,473  $17,315,278  $3,174,195   18.33 %
  Total loans.......................................................................   14,597,001   12,757,484   1,839,517   14.42
  Nonperforming and renegotiated assets.............................................      121,487      172,616     (51,129) (29.62 )
  Deposits..........................................................................   15,608,792   13,222,565   2,386,227   18.05
  Subordinated capital notes........................................................      325,369      415,750     (90,381) (21.74 )
  Common equity.....................................................................    1,436,405    1,247,292     189,113   15.16
  Preferred stock...................................................................      135,000      135,000          --      --
  Shareholders' equity..............................................................    1,571,405    1,382,292     189,113   13.68
BALANCE SHEET (PERIOD AVERAGES):
  Total assets......................................................................  $19,542,994  $16,898,959  $2,644,035   15.65 %
  Total loans (2)...................................................................   14,441,760   12,576,218   1,865,542   14.83
  Shareholders' equity..............................................................    1,547,434    1,379,298     168,136   12.19
FINANCIAL RATIOS:
  Return on average assets (3)......................................................         1.25%        0.99%       0.26%
  Return on average common equity (4)...............................................        16.43        12.54        3.89
  Net interest margin (1)...........................................................         5.05         5.41       (0.36)
  Efficiency ratio (5)..............................................................        60.37        64.83       (4.46)
  Risk-based capital ratios:
    Tier 1..........................................................................         8.11%        8.17%      (0.06)%
    Total...........................................................................        10.70        11.21       (0.51)
  Leverage ratio....................................................................         7.51         7.56       (0.05)
  Allowance for loan losses to total loans..........................................         2.24         2.65       (0.41)
  Allowance for loan losses to nonaccrual loans.....................................       333.20       205.74      127.46
  Net loans charged off to average total loans......................................         0.43        (0.05)       0.48
  Nonperforming and renegotiated assets to total loans and foreclosed assets........         0.83         1.35       (0.52)
  Nonperforming and renegotiated assets to total assets.............................         0.59         1.00       (0.41)
  Average shareholders' equity to average total assets..............................         7.92         8.16       (0.24)

- ------------------------------
(1)  Fully taxable-equivalent.

(2) Average balances on loans outstanding include all nonperforming and renegotiated loans.

(3)  Based on annualized net income.

(4)  Based on annualized net income applicable to common stock.

(5) Includes amortization of intangible assets, but excludes foreclosed assets expense.

                                   UNION BANK
                          CONSOLIDATED BALANCE SHEETS

                                                                     (UNAUDITED)                    (UNAUDITED)
                                                                      MARCH 31,     DECEMBER 31,     MARCH 31,
(DOLLARS IN THOUSANDS)                                                   1996           1995            1995
- -------------------------------------------------------------------  ------------  ---------------  ------------
ASSETS
Cash and due from banks............................................  $  1,469,077   $   1,749,740   $  1,083,385
Interest bearing deposits in banks.................................       430,341         505,000        790,001
Federal funds sold and securities purchased under resale
 agreements........................................................     1,416,595         293,325        410,671
                                                                     ------------  ---------------  ------------
    Total cash and cash equivalents................................     3,316,013       2,548,065      2,284,057
Trading account securities.........................................        97,115          83,888         20,182
Investment securities available for sale...........................     1,351,017       1,377,415        712,430
Investment securities held to maturity (market value of $304,891 at
 March 31, 1996, $328,699 at December 31, 1995 and $894,781 at
 March 31, 1995)...................................................       295,019         314,316        888,113
Loans..............................................................    14,597,001      14,392,363     12,757,484
Less: Allowance for loan losses....................................       326,840         332,410        338,235
                                                                     ------------  ---------------  ------------
    Net loans......................................................    14,270,161      14,059,953     12,419,249
Premises and equipment, net........................................       337,977         331,979        317,259
Customers' acceptance liability....................................       288,306         291,284        227,031
Intangible assets..................................................        97,843         101,055        110,691
Other real estate owned (OREO).....................................        23,396          24,958          8,215
Other assets.......................................................       412,626         385,182        328,051
                                                                     ------------  ---------------  ------------
    Total assets...................................................  $ 20,489,473   $  19,518,095   $ 17,315,278
                                                                     ------------  ---------------  ------------
                                                                     ------------  ---------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Demand...........................................................  $  5,236,458   $   5,557,962   $  4,470,841
  Interest bearing.................................................     3,778,968       3,838,068      3,792,623
  Savings and consumer time........................................     2,265,762       2,238,082      2,195,887
  Large time.......................................................     3,492,860       2,618,048      1,596,910
                                                                     ------------  ---------------  ------------
    Total deposits in domestic offices.............................    14,774,048      14,252,160     12,056,261
Deposits in foreign offices........................................       834,744         614,948      1,166,304
                                                                     ------------  ---------------  ------------
    Total deposits.................................................    15,608,792      14,867,108     13,222,565
Federal funds purchased and securities sold under repurchase
 agreements........................................................       397,267         465,800        547,496
Commercial paper...................................................       734,950         757,574        737,707
Other borrowed funds...............................................     1,107,484         820,388        372,823
Acceptances outstanding............................................       288,306         291,284        227,031
Other liabilities..................................................       455,900         450,989        409,614
Subordinated capital notes.........................................       325,369         331,369        415,750
                                                                     ------------  ---------------  ------------
    Total liabilities..............................................    18,918,068      17,984,512     15,932,986
                                                                     ------------  ---------------  ------------
SHAREHOLDERS' EQUITY
Preferred stock:
  8 3/8% Noncumulative, Series A, 5,400,000 depositary shares, authorized and issued as of March 31, 1996, December 31, 1995
   and March 31, 1995..............................................       135,000         135,000        135,000
Common stock -- $5 par value, authorized 50,000,000 shares, issued
 36,601,182 as of March 31, 1996, 36,536,255 as of December 31,
 1995 and 36,152,601 as of March 31, 1995..........................       183,006         182,681        180,763
Surplus............................................................       714,609         711,455        520,149
Retained earnings..................................................       524,469         481,279        543,507
Net unrealized gain on investment securities available for sale....        14,321          23,168          2,873
                                                                     ------------  ---------------  ------------
    Total shareholders' equity.....................................     1,571,405       1,533,583      1,382,292
                                                                     ------------  ---------------  ------------
    Total liabilities and shareholders' equity.....................  $ 20,489,473   $  19,518,095   $ 17,315,278
                                                                     ------------  ---------------  ------------
                                                                     ------------  ---------------  ------------

See accompanying notes to consolidated financial statements.

                                   UNION BANK
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                                          FOR THE THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                         ----------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                               1996        1995
- ---------------------------------------------------------------------------------------  ----------  ----------
INTEREST INCOME
  Loans................................................................................  $  303,771  $  263,241
  Investment securities -- taxable.....................................................      23,728      19,973
  Investment securities -- tax exempt..................................................       2,141       2,459
  Interest bearing deposits in banks...................................................      10,665      11,644
  Federal funds sold and securities purchased under resale agreements..................       7,249       3,076
  Trading account assets...............................................................       1,205         207
                                                                                         ----------  ----------
      Total interest income............................................................     348,759     300,600
                                                                                         ----------  ----------
INTEREST EXPENSE
  Deposits in domestic offices:
    Interest bearing...................................................................      22,108      20,969
    Savings and consumer time..........................................................      23,392      20,102
    Large time.........................................................................      42,453      12,526
  Deposits in foreign offices..........................................................       8,215      15,676
  Federal funds purchased and securities sold under repurchase agreements..............       5,743       7,489
  Commercial paper.....................................................................      11,150      10,588
  Other borrowed funds.................................................................      11,603       5,048
  Subordinated capital notes...........................................................       5,701       7,236
                                                                                         ----------  ----------
      Total interest expense...........................................................     130,365      99,634
                                                                                         ----------  ----------
NET INTEREST INCOME....................................................................     218,394     200,966
Provision for loan losses..............................................................      10,000      20,000
                                                                                         ----------  ----------
      Net interest income after provision for loan losses..............................     208,394     180,966
NONINTEREST INCOME
  Service charges on deposit accounts..................................................      21,236      20,632
  Trust fees...........................................................................       9,550       8,256
  Credit card merchant fees............................................................       8,850       7,959
  International services and foreign exchange..........................................       7,539       8,145
  Investment securities gains (losses), net............................................         582      (1,217)
  Other................................................................................      18,140      15,527
                                                                                         ----------  ----------
      Total noninterest income.........................................................      65,897      59,302
                                                                                         ----------  ----------
NONINTEREST EXPENSE
  Salaries and employee benefits.......................................................      97,800      91,982
  Net occupancy........................................................................      15,153      15,656
  Equipment............................................................................       9,553       8,901
  Other real estate owned and joint ventures...........................................       1,505        (729)
  Other................................................................................      50,076      53,651
                                                                                         ----------  ----------
      Total noninterest expense........................................................     174,087     169,461
                                                                                         ----------  ----------
Income before income taxes.............................................................     100,204      70,807
Income tax expense.....................................................................      39,675      29,516
                                                                                         ----------  ----------
NET INCOME.............................................................................  $   60,529  $   41,291
                                                                                         ----------  ----------
                                                                                         ----------  ----------
NET INCOME APPLICABLE TO COMMON STOCK..................................................  $   57,703  $   38,465
                                                                                         ----------  ----------
                                                                                         ----------  ----------
NET INCOME PER AVERAGE COMMON SHARE....................................................  $     1.58  $     1.06
                                                                                         ----------  ----------
                                                                                         ----------  ----------
WEIGHTED AVERAGE COMMON SHARES (IN THOUSANDS)..........................................      36,556      36,134
                                                                                         ----------  ----------
                                                                                         ----------  ----------

See accompanying notes to consolidated financial statements.

                                   UNION BANK
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                          ------------------------
(DOLLARS IN THOUSANDS)                                                                       1996         1995
- ----------------------------------------------------------------------------------------  -----------  -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income............................................................................  $    60,529  $    41,291
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses...........................................................       10,000       20,000
    Depreciation and amortization.......................................................       11,928       10,925
    Provision for deferred income taxes.................................................        5,557       18,216
    (Gain) loss on sales of investment securities available for sale....................         (582)         767
    Gain on call of investment securities held to maturity..............................           --          (80)
    Gain on sale of assets, net.........................................................       (1,770)      (1,398)
    Accretion of loan fees..............................................................       (4,003)      (3,919)
    Deferral of loan costs..............................................................       (2,583)      (1,691)
    Proceeds from sale of loans held for sale...........................................       10,824        1,406
    Increase in loans held for sale.....................................................      (25,119)      (1,328)
    (Increase) decrease in trading account securities...................................      (16,503)      14,420
    Increase (decrease) in interest payable.............................................       (3,358)       3,545
    (Increase) decrease in interest receivable..........................................        3,796         (802)
    Increase (decrease) in accrued expense..............................................      (15,998)      41,126
    (Increase) decrease in prepaid expenses.............................................        5,925       (3,250)
    Other, net..........................................................................      (15,541)      39,568
                                                                                          -----------  -----------
      Total adjustments.................................................................      (37,427)     137,505
                                                                                          -----------  -----------
  Net cash provided by operating activities.............................................       23,102      178,796
                                                                                          -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale.......................        3,615       32,491
  Proceeds from matured and called investment securities available for sale.............      114,618       67,014
  Purchase of investment securities available for sale..................................     (106,869)    (118,191)
  Proceeds from matured and called investment securities held to maturity...............       19,425       12,334
  Purchase of investment securities held to maturity....................................           --     (120,282)
  Net increase in loans.................................................................     (195,503)    (392,999)
  Purchase of premises and equipment....................................................      (15,053)     (10,085)
  Proceeds from sales of OREO...........................................................        4,409       12,114
                                                                                          -----------  -----------
    Net cash used by investing activities...............................................     (175,358)    (517,604)
                                                                                          -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..............................................................      741,684      387,860
  Net decrease in federal funds purchased and securities sold under repurchase
   agreements...........................................................................      (68,533)    (168,664)
  Net increase in other borrowed funds..................................................      264,472       68,991
  Redemption of subordinated capital notes..............................................       (6,000)        (109)
  Dividend reinvestment.................................................................          745        8,484
  Dividends paid........................................................................      (14,862)      (6,859)
                                                                                          -----------  -----------
    Net cash provided by financing activities...........................................      917,506      289,703
                                                                                          -----------  -----------
Net increase (decrease) in cash and cash equivalents....................................      765,250      (49,105)
Cash and cash equivalents at beginning of period........................................    2,548,065    2,330,193
Foreign exchange revaluation gain.......................................................        2,698        2,969
                                                                                          -----------  -----------
Cash and cash equivalents at end of period..............................................  $ 3,316,013  $ 2,284,057
                                                                                          -----------  -----------
                                                                                          -----------  -----------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Loans transferred to OREO.............................................................  $     3,841  $     3,779
  In-substance foreclosures reclassified from OREO to loans.............................           --       (7,180)
CASH PAID DURING THE PERIOD FOR:
  Interest..............................................................................  $   127,007  $   103,179

See accompanying notes to consolidated financial statements.

                                   UNION BANK
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

(DOLLARS IN THOUSANDS)                                                                   1996          1995
- -----------------------------------------------------------------------------------  ------------  ------------
Balance at beginning of year.......................................................  $  1,533,583  $  1,339,882
Change in unrealized gain (loss) on securities available for sale,
 net of taxes......................................................................        (8,847)        7,707
Net income.........................................................................        60,529        41,291
Dividend reinvestment plan.........................................................           745         8,484
Dividends on common stock..........................................................       (12,795)      (12,653)
Dividends on preferred stock.......................................................        (2,826)       (2,826)
Deferred compensation -- restricted stock awards...................................           433           348
Stock options exercised............................................................           338            --
Other..............................................................................           245            59
                                                                                     ------------  ------------
Balance at March 31,...............................................................  $  1,571,405  $  1,382,292
                                                                                     ------------  ------------
                                                                                     ------------  ------------

See accompanying notes to consolidated financial statements.

                                   UNION BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION
    The  accompanying unaudited consolidated financial  statements of Union Bank and its 12 wholly-owned subsidiaries (the "Bank") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Bank's Annual Report on the FDIC Form F-2 for the year ended December 31, 1995, included as an exhibit to the Bank's Form 8-K filed on April 1, 1996.

    In the  opinion  of  management,  the  accompanying  unaudited  consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Bank's financial condition as of March 31, 1996 and 1995, and December 31, 1995, the results of operations for the three months ended March 31, 1996 and 1995 and the statements of cash flows for the three months ended March 31, 1996 and 1995. Certain reclassifications to prior period financial statements have been made in order to conform to the current period presentation.

    Primary and fully diluted earnings per share are computed based on the weighted average number of common shares and equivalent common shares outstanding during the period. Both the Stock Options and the Restricted Stock are common stock equivalents. For the periods presented, the Stock Options and Restricted Stock did not have a dilutive effect and are not included in the Bank's earnings per share calculation.

NOTE 2 -- CONTINGENCIES
    The Bank is subject to various pending and threatened legal actions which arise in the normal course of business. The Bank also maintains reserves for losses from legal actions, which are both probable and estimable. Although the amount of the ultimate exposure, if any, cannot be determined at this time, in management's opinion the disposition of claims currently pending will not have a material adverse effect on the Bank's financial position and results of operations.

NOTE 3 -- SUBSEQUENT EVENT; COMBINATION OF UNION BANK AND BANCAL TRI-STATE CORPORATION
    The combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A., was completed on April 1, 1996, resulting in UnionBanCal Corporation and the banking subsidiary now known as Union Bank of California, N.A. In order to provide more useful information in regard to this subsequent event, selected unaudited pro forma combined financial data is being presented.

    UnionBanCal Corporation is a bank holding company with consolidated assets of approximately $28.5 billion and maintains its headquarters in San Francisco, California. Its primary banking subsidiary is Union Bank of California, N.A., which has more than 240 banking offices in California, 5 banking offices in Oregon and Washington and 16 overseas facilities. UnionBanCal Corporation is 81 percent owned by The Bank of Tokyo-Mitsubishi, Ltd., and 19 percent owned by other shareholders. Union Bank of California, N.A., is 94 percent owned by UnionBanCal Corporation and 6 percent owned by The Bank of Tokyo-Mitsubishi, Ltd.

    For additional information in regard to the combination refer to Union Bank's Proxy Statement dated January 8, 1996, included as an exhibit to the Bank's Form 8-K filed on April 1, 1996.

    The following unaudited pro forma combined financial data for UnionBanCal Corporation is presented giving effect to the April 1, 1996 combination of Union Bank and BanCal Tri-State Corporation on a reorganization of entities under common control basis of accounting (similar to pooling of interests accounting). The unaudited pro forma combined financial data assumes the combination was effective as of the beginning of each of the three months ended March 31, 1995 and 1996. This pro forma financial data should be read in conjunction with and are qualified in their entirety by the unaudited historical consolidated financial statements of Union Bank appearing elsewhere in this document and by Union Bank's Proxy Statement dated January 8, 1996.

    The effect of certain material combination related expenses expected to be incurred by UnionBanCal Corporation in connection with the combination have not been reflected in the unaudited pro forma combined financial data. The pro forma financial data does not give effect to any cost savings which might result from the combination.

NOTE 3 -- SUBSEQUENT EVENT; COMBINATION OF UNION BANK AND BANCAL TRI-STATE CORPORATION (CONTINUED)

    The pro forma financial data are presented for illustrative purposes only and are not necessarily indicative of current or future operating results, per share data or financial position and do not represent what would have occurred had the combination been consummated as of the date or the beginning of the periods indicated.

UNAUDITED PRO FORMA COMBINED CONSOLIDATED FINANCIAL DATA (GIVING EFFECT TO APRIL 1, 1996 COMBINATION OF UNION BANK AND BANCAL TRI-STATE CORPORATION)

                                                                                            THREE MONTHS ENDED
                                                                                        --------------------------
                                                                                         MARCH 31,     MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                               1996          1995
- --------------------------------------------------------------------------------------  ------------  ------------
RESULTS OF OPERATIONS:
  Net interest income (1).............................................................  $    297,795  $    279,315
  Provision for loan losses...........................................................        10,000        20,000
  Noninterest income..................................................................       102,874        94,073
  Noninterest expense.................................................................       252,024       242,829
                                                                                        ------------  ------------
  Income before income taxes (1)......................................................       138,645       110,559
  Taxable-equivalent adjustment.......................................................         2,128         2,822
  Income tax expense..................................................................        53,251        44,800
                                                                                        ------------  ------------
  Net income..........................................................................  $     83,266  $     62,937
                                                                                        ------------  ------------
                                                                                        ------------  ------------
  Net income applicable to:
    Common stock......................................................................  $     76,768  $     56,451
                                                                                        ------------  ------------
                                                                                        ------------  ------------
    Parent direct interest in bank subsidiary.........................................  $      3,672  $      3,660
                                                                                        ------------  ------------
                                                                                        ------------  ------------
PER COMMON SHARE:
  Net income..........................................................................  $       1.40  $       1.04
  Book value..........................................................................         39.07         36.21
  Common shares outstanding (end of period) (2).......................................    54,735,210    54,286,629
  Weighted average common shares outstanding (2)......................................    54,690,215    54,268,371
BALANCE SHEET (END OF PERIOD):
  Total assets........................................................................  $ 28,463,879  $ 25,068,638
  Total loans.........................................................................    20,341,335    18,543,355
  Nonperforming and renegotiated assets...............................................       225,722       375,912
  Deposits............................................................................    20,179,593    17,561,243
  Subordinated capital notes..........................................................       495,369       655,750
  Common equity.......................................................................     2,138,631     1,965,583
  Parent direct interest in bank subsidiary...........................................       123,308       145,797
  Preferred stock.....................................................................       135,000       135,000
  Shareholders' equity................................................................     2,396,939     2,246,380
BALANCE SHEET (PERIOD AVERAGES):
  Total assets........................................................................  $ 27,428,721  $ 24,410,701
  Total loans.........................................................................    20,193,798    18,283,506
  Shareholders' equity................................................................     2,503,947     2,235,187
FINANCIAL RATIOS:
  Return on average assets............................................................          1.22%         1.05%
  Return on average common equity.....................................................         13.97         11.70
  Net interest margin (1).............................................................          4.91          5.22
  Efficiency ratio (3)................................................................         62.08         65.08
  Risk-based capital ratios:
    Tier 1............................................................................          9.00          9.09
    Total.............................................................................         11.32         11.85
  Leverage ratio......................................................................          8.35          8.56
  Allowance for loan losses to total loans............................................          2.69          3.13
  Allowance for loan losses to nonaccrual loans.......................................        289.11        172.99
  Net loans charged off to average total loans........................................          0.35          0.06
  Nonperforming and renegotiated assets to total loans and foreclosed assets..........          1.11          2.02
  Nonperforming and renegotiated assets to total assets...............................          0.79          1.50
  Average shareholders' equity to average total assets................................          9.13          9.16

- ------------------------------
(1) Fully taxable-equivalent.

(2) New common shares issued at April 1, 1996, are reflected in both the end of period and weighted average shares outstanding.

(3) Includes amortization of intangible assets, but excludes foreclosed assets expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY

    The following discussion and analysis pertains to Union Bank (the "Bank") only and does not include the effect of the subsequent event discussed in Note 3 to the Bank's consolidated financial statements. The Bank recorded net income of $61 million for the first quarter of 1996, a quarterly earnings record and an increase of $20 million from net income of $41 million for the first quarter of 1995. Net income applicable to common stock was $58 million or $1.58 per common share for the first quarter of 1996, compared to $38 million or $1.06 per common share for the first quarter of 1995.

    The increase in net income of $20 million for the first quarter of 1996 as compared to the same quarter a year earlier is due primarily to increases in net interest income, before the provision for loan losses, of $17 million and noninterest income of $7 million and a reduction of $10 million in the provision for loan losses. These changes were offset by increases in income tax expense of $10 million and noninterest expense of $5 million.

    The Bank's return on average assets ("ROA") was 1.25 percent for the first quarter of 1996 and 0.99 percent for the first quarter of 1995. The increase in ROA for the three months ended March 31, 1996 compared to the same period in 1995 is primarily due to the increase in net income between the periods. Return on average common equity ("ROE") for the first quarter of 1996 was 16.43 percent and for the first quarter of 1995 was 12.54 percent. The increase in ROE for the quarter ended March 31, 1996 compared to the same period in 1995 reflects the increase in net income applicable to common stock.

    At March 31, 1996, tangible common equity to total assets was 6.53 percent as compared with 6.56 percent at March 31, 1995. For regulatory purposes, the Bank's capital adequacy is based upon risk-adjusted Tier 1 and total capital guidelines, as well as a leverage ratio. The Bank's Tier 1 and total capital ratios were 8.11 percent and 10.70 percent, respectively, at March 31, 1996, as compared to 8.17 percent and 11.21 percent, respectively, at March 31, 1995. The decreases in the respective ratios on a comparative basis are primarily due to growth in assets, particularly among the higher risk-weighted categories of loans. The Bank's leverage ratio, defined as Tier 1 capital divided by quarterly average total assets, was 7.51 percent at March 31, 1996, as compared to 7.35 percent at December 31, 1995 and 7.56 percent at March 31, 1995. The increase when comparing March 31, 1996 to December 31, 1995, is the result of a $50 million increase in Tier 1 capital. The decrease when comparing March 31, 1996 to March 31, 1995 is primarily a result of the increase in quarterly average total assets.

TABLE 1 -- ANALYSIS OF EARNINGS

                                                                                    FOR THE THREE MONTHS ENDED
                                                                  ---------------------------------------------------------------
                                                                  MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,   MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                        1996         1995          1995          1995        1995
- ----------------------------------------------------------------  ----------  ------------  -------------  ----------  ----------
EARNINGS SUMMARY
  Interest income (1)...........................................  $  350,353   $  352,249    $   334,759   $  320,708  $  302,845
  Interest expense..............................................     130,365      132,493        124,279      113,519      99,634
                                                                  ----------  ------------  -------------  ----------  ----------
  Net interest income...........................................     219,988      219,756        210,480      207,189     203,211
  Provision for loan losses.....................................      10,000       10,000         12,000       15,000      20,000
  Noninterest income............................................      65,897       64,614         62,179       61,394      59,302
  Noninterest expense, excluding OREO and joint ventures........     172,582      173,266        164,200      172,551     170,190
  OREO and joint ventures.......................................       1,505        1,474            124          121        (729)
                                                                  ----------  ------------  -------------  ----------  ----------
  Total noninterest expense.....................................     174,087      174,740        164,324      172,672     169,461
                                                                  ----------  ------------  -------------  ----------  ----------
  Income before income taxes....................................     101,798       99,630         96,335       80,911      73,052
  Taxable-equivalent adjustment (1).............................       1,594        1,696          1,976        2,326       2,245
  Income tax expense............................................      39,675       38,733         36,535       29,560      29,516
                                                                  ----------  ------------  -------------  ----------  ----------
  Net income....................................................  $   60,529   $   59,201    $    57,824   $   49,025  $   41,291
                                                                  ----------  ------------  -------------  ----------  ----------
                                                                  ----------  ------------  -------------  ----------  ----------
  Net income applicable to common stock.........................  $   57,703   $   56,375    $    54,998   $   46,198  $   38,465
                                                                  ----------  ------------  -------------  ----------  ----------
                                                                  ----------  ------------  -------------  ----------  ----------

PER COMMON SHARE
  Net income (2)................................................  $     1.58   $     1.54    $      1.51   $     1.27  $     1.06
  Dividends.....................................................        0.35         0.35           0.35         0.35        0.35
  Book value....................................................       39.24        38.28          36.70        35.52       34.50
  Weighted average common shares (3)............................      36,556       36,531         36,507       36,468      36,134

- ------------------------------
(1)  Includes   amounts  to  convert   tax-exempt  income,  primarily  municipal
     securities income, to a taxable-equivalent basis.

(2)  Based on net income applicable to common stock.

(3)  In thousands.

NET INTEREST INCOME

    The Bank's operating results depend primarily on net interest income (the difference between the interest earned on loans and investments less interest expense on deposit accounts and borrowings). A primary factor affecting the level of net interest income is the Bank's interest rate margin between the yield earned on interest earning assets and the rate paid on interest bearing liabilities, as well as the difference between the relative amounts of average interest earning assets and interest bearing liabilities.

    Net interest income before the provision for loan losses, on a fully taxable-equivalent basis was $220 million for the first quarter of 1996 and $203 million for the first quarter of 1995. This increase of $17 million was primarily attributable to an increase in the volume of loans the Bank has originated and a reduction in the level of nonperforming and renegotiated assets in comparison to a year ago.

    Interest income on earning assets, on a fully taxable-equivalent basis, increased to $350 million for the first quarter of 1996 from $303 million in the first quarter of 1995. This increase of $47 million in interest income was primarily due to an increased volume of earning assets producing higher levels of interest income, primarily from loans, and to a lesser degree investment securities. While there was an increase in interest income attributable to the increase in volume of earning assets, this contribution to earnings was partially offset by the effect of the overall decrease in the rates the Bank charges its loan customers.

    The rates the Bank charges its customers for loans are primarily adjustable and tied to either the Bank's reference rate or a number of indices that approximate short-term interest rates. The Bank's average reference rate, on which approximately 21 percent of the loan portfolio is based, decreased by 49 basis points in comparing the average of 8.34 percent for the three months ended March 31, 1996 to the average of 8.83 percent for the comparable period in 1995. In addition, the Bank has loans in which the rates charged to customers approximate short-term treasury rates or the short-term London InterBank Offered Rate. These loans total approximately 39 percent of the loan portfolio and the indices on which they are based have decreased 292 basis points in comparing the rates at March 31, 1996 to March 31, 1995.

    Interest expense increased by $31 million in comparing the first quarter of 1996 to the comparable period in 1995. This increase is primarily due to increased volume in interest bearing liabilities and an increase in the corresponding cost of funds, primarily on interest bearing deposits. In comparing the first quarter of 1996 to the same period in 1995, average interest bearing deposits increased $1.4 billion, average demand deposits increased $622 million and average other borrowed funds increased $579 million. These increases in volume are reflective of increases in the rate environment as depositors chose to invest funds in higher yielding investments and the Bank repositioned its funding needs accordingly. This repositioning, coupled with an increased cost of funds, resulted in increased reliance on more costly funding sources as the Bank placed more reliance on interest bearing deposits than in past periods, resulting in higher interest expense for the quarter.

TABLE 2 -- CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES

                                                                                FOR THE THREE MONTHS ENDED
                                                      ------------------------------------------------------------------------------
                                                                  MARCH 31, 1996                        DECEMBER 31, 1995
                                                      --------------------------------------  --------------------------------------
                                                                      INTEREST                                INTEREST
                                                         AVERAGE      INCOME/      AVERAGE       AVERAGE      INCOME/      AVERAGE
(DOLLARS IN THOUSANDS)                                   BALANCE      EXPENSE     RATE (1)       BALANCE      EXPENSE     RATE (1)
- ----------------------------------------------------  -------------  ----------  -----------  -------------  ----------  -----------
ASSETS
Loans (2)...........................................  $  14,441,760  $  304,287        8.43%  $  13,982,331  $  303,032        8.59%
Investment securities:
  Taxable...........................................      1,511,926      23,728        6.31       1,706,503      25,940        6.02
  Tax-exempt........................................        115,318       3,213       11.14         120,898       3,366       11.14
Interest bearing deposits in banks..................        724,363      10,665        5.82         642,826      10,050        6.12
Federal funds sold and securities purchased under
 resale agreements..................................        522,450       7,249        5.49         575,683       8,607        5.85
Trading account assets..............................         87,987       1,205        5.42          84,371       1,254        5.82
                                                      -------------  ----------               -------------  ----------
    Total earning assets............................     17,403,804     350,347        8.05      17,112,612     352,249        8.15
                                                                     ----------                              ----------
Allowance for loan losses...........................       (332,072)                               (337,839)
Cash and due from banks.............................      1,439,767                               1,447,543
OREO................................................         25,554                                  15,668
Premises and equipment, net.........................        335,617                                 332,384
Other assets........................................        670,324                                 713,777
                                                      -------------                           -------------
    Total assets....................................  $  19,542,994                           $  19,284,145
                                                      -------------                           -------------
                                                      -------------                           -------------
LIABILITIES
Deposits in domestic offices:
  Interest bearing..................................  $   3,688,231      22,108        2.40   $   3,687,411      22,456        2.42
  Savings and consumer time.........................      2,356,414      23,392        3.98       2,352,670      23,773        4.01
  Large time........................................      3,224,336      42,453        5.28       2,656,853      37,495        5.60
Deposits in foreign offices.........................        650,349       8,215        5.07         791,388      10,866        5.45
                                                      -------------  ----------               -------------  ----------
    Total interest bearing deposits.................      9,919,330      96,168        3.89       9,488,322      94,590        3.96
                                                      -------------  ----------               -------------  ----------
Federal funds purchased and securities sold under
 repurchase agreements..............................        453,437       5,743        5.08         464,101       6,278        5.37
Subordinated capital notes..........................        327,413       5,701        6.98         358,206       6,473        7.17
Other borrowed funds................................      1,674,362      22,753        5.45       1,728,259      25,152        5.77
                                                      -------------  ----------               -------------  ----------
    Total borrowed funds............................      2,455,212      34,197        5.59       2,550,566      37,903        5.90
                                                      -------------  ----------               -------------  ----------
    Total interest bearing liabilities..............     12,374,542     130,365        4.23      12,038,888     132,493        4.37
                                                                     ----------                              ----------
Demand deposits.....................................      4,960,725                               5,021,936
Other liabilities...................................        660,293                                 725,435
                                                      -------------                           -------------
    Total liabilities...............................     17,995,560                              17,786,259
SHAREHOLDERS' EQUITY................................      1,547,434                               1,497,886
                                                      -------------                           -------------
    Total liabilities and shareholders' equity......  $  19,542,994                           $  19,284,145
                                                      -------------                           -------------
                                                      -------------                           -------------
Net interest income/margin (taxable-equivalent
 basis).............................................                    219,982        5.05%                    219,756        5.08%
Less taxable-equivalent adjustment..................                      1,594                                   1,696
                                                                     ----------                              ----------
    Net interest income.............................                 $  218,388                              $  218,060
                                                                     ----------                              ----------
                                                                     ----------                              ----------

- ------------------------------
(1) Yields on loans, tax-exempt securities, net interest income and net yield on earning assets are presented on a fully taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Average balances on loans outstanding include all nonperforming and renegotiated loans. Included in interest income on loans is the amortized portion of net loan origination fees (costs), representing an adjustment to the yield.

TABLE 2 -- CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES (CONTINUED)

                                                                   FOR THE THREE MONTHS ENDED
                                ------------------------------------------------------------------------------------------------
                                      SEPTEMBER 30, 1995                 JUNE 30, 1995                    MARCH 31, 1995
                                ------------------------------   ------------------------------   ------------------------------
                                             INTEREST  AVERAGE                INTEREST  AVERAGE                INTEREST  AVERAGE
                                  AVERAGE    INCOME/    RATE       AVERAGE    INCOME/    RATE       AVERAGE    INCOME/    RATE
(DOLLARS IN THOUSANDS)            BALANCE    EXPENSE     (1)       BALANCE    EXPENSE     (1)       BALANCE    EXPENSE     (1)
- ------------------------------  -----------  --------  -------   -----------  --------  -------   -----------  --------  -------
ASSETS
Loans (2).....................  $13,298,230  $286,943    8.55%   $12,930,812  $277,452    8.59%   $12,576,218  $264,201    8.49%
Investment securities:
  Taxable.....................    1,700,561    25,780    6.01      1,573,070    23,288    5.90      1,428,343    19,973    5.59
  Tax-exempt..................      126,435     3,548   11.22        129,739     3,653   11.26        132,878     3,744   11.27
Interest bearing deposits in
 banks........................      878,913    13,681    6.09        739,286    11,790    6.31        748,167    11,644    6.23
Federal funds sold and
 securities purchased under
 resale agreements............      273,399     4,167    5.96        233,434     3,647    6.18        203,591     3,076    6.04
Trading account assets........       44,222       640    5.65         57,565       878    6.03         13,354       207    6.20
                                -----------  --------            -----------  --------            -----------  --------
    Total earning assets......   16,321,760   334,759    8.13     15,663,906   320,708    8.19     15,102,551   302,845    8.09
                                             --------                         --------                         --------
Allowance for loan losses.....     (340,924)                        (340,054)                        (330,054)
Cash and due from banks.......    1,243,205                        1,115,905                        1,127,006
OREO..........................       10,858                            8,118                           12,977
Premises and equipment, net...      329,161                          321,882                          317,113
Other assets..................      688,536                          643,620                          669,366
                                -----------                      -----------                      -----------
    Total assets..............  $18,252,596                      $17,413,377                      $16,898,959
                                -----------                      -----------                      -----------
                                -----------                      -----------                      -----------
LIABILITIES
Deposits in domestic offices:
  Interest bearing............  $ 3,596,457    21,180    2.34    $ 3,651,179    21,274    2.34    $ 3,777,323    20,969    2.25
  Savings and consumer time...    2,351,517    23,430    3.95      2,325,499    22,075    3.81      2,307,277    20,102    3.53
  Large time..................    2,219,982    31,166    5.57      1,814,689    21,513    4.75      1,346,466    12,526    3.77
Deposits in foreign offices...      970,263    13,848    5.66      1,058,812    15,482    5.86      1,133,854    15,676    5.61
                                -----------  --------            -----------  --------            -----------  --------
    Total interest bearing
     deposits.................    9,138,219    89,624    3.89      8,850,179    80,344    3.64      8,564,920    69,273    3.28
                                -----------  --------            -----------  --------            -----------  --------
Federal funds purchased and
 securities sold under
 repurchase agreements........      692,410     9,769    5.60        732,945    10,606    5.80        544,103     7,489    5.58
Subordinated capital notes....      414,630     7,486    7.16        415,574     7,615    7.35        415,820     7,236    7.06
Other borrowed funds..........    1,199,160    17,400    5.76      1,010,994    14,954    5.93      1,094,884    15,636    5.79
                                -----------  --------            -----------  --------            -----------  --------
    Total borrowed funds......    2,306,200    34,655    5.96      2,159,513    33,175    6.16      2,054,807    30,361    5.99
                                -----------  --------            -----------  --------            -----------  --------
    Total interest bearing
     liabilities..............   11,444,419   124,279    4.31     11,009,692   113,519    4.14     10,619,727    99,634    3.80
                                             --------                         --------                         --------
Demand deposits...............    4,695,593                        4,371,936                        4,338,570
Other liabilities.............      661,184                          618,186                          561,364
                                -----------                      -----------                      -----------
    Total liabilities.........   16,801,196                       15,999,814                       15,519,661
SHAREHOLDERS' EQUITY..........    1,451,400                        1,413,563                        1,379,298
                                -----------                      -----------                      -----------
    Total liabilities and
     shareholders' equity.....  $18,252,596                      $17,413,377                      $16,898,959
                                -----------                      -----------                      -----------
                                -----------                      -----------                      -----------
Net interest income/margin
 (taxable-equivalent basis)...                210,480    5.11%                 207,189    5.28%                 203,211    5.41%
Less taxable-equivalent
 adjustment...................                  1,976                            2,326                            2,245
                                             --------                         --------                         --------
    Net interest income.......               $208,504                         $204,863                         $200,966
                                             --------                         --------                         --------
                                             --------                         --------                         --------

- ------------------------------

(1) Yields on loans, tax-exempt securities, net interest income and net yield on earning assets are presented on a fully taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Average balances on loans outstanding include all nonperforming and renegotiated loans. Included in interest income on loans is the amortized portion of net loan origination fees (costs), representing an adjustment to the yield.

NONINTEREST INCOME

    During the first quarter of 1996, the Bank recognized noninterest income of $66 million as compared to $59 million for the same period during 1995. This increase of $7 million in comparing the first quarter of 1996 to 1995 was primarily due to increases of $3 million in merchant banking fees, $2 million in net gains (losses) on sale of investment securities and $1 million in trust fees.

    Merchant banking fees increased from $5 million for the first quarter of 1995 to $8 million for the same period in 1996. This increase of $3 million is primarily a result of the Bank participating, through its specialized lending area, in more loan syndications during the first three months of 1996 compared to the same period in 1995.

    Net gains (losses) on sale of investment securities increased from a net loss of $1 million for the first quarter of 1995 to a net gain of $582,000 for the first quarter of 1996. This increase is due to a loss on sale of agency collateralized mortgage obligations recognized in the first quarter of 1995 compared with various gains recognized on sales of such assets during the first quarter of 1996. All such activity was the result of sales transactions from the Bank's available for sale portfolio.

    Trust fees increased by $1 million to $10 million for the first quarter of 1996. This increase in comparing the first quarter of 1996 to the same period in 1995 is due to a higher volume of trust assets held by the Bank in comparing the two periods.

TABLE 3 -- NONINTEREST INCOME

                                                                      FOR THE THREE MONTHS ENDED
                                                   ----------------------------------------------------------------
                                                    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,  JUNE 30,    MARCH 31,
(DOLLARS IN THOUSANDS)                                1996          1995          1995         1995        1995
- -------------------------------------------------  -----------  ------------  -------------  ---------  -----------
Service charges on deposit accounts..............   $  21,236    $   21,151     $  21,113    $  21,260   $  20,632
Trust fees.......................................       9,550        10,439         9,243        8,903       8,256
Credit card merchant fees........................       8,850         8,818         9,394        8,664       7,959
International commissions and fees...............       4,841         6,049         5,179        5,378       5,176
Foreign exchange.................................       2,698         2,803         3,532        3,152       2,969
Miscellaneous fees...............................       3,095         2,413         2,612        2,559       2,036
Investment services..............................       2,496         2,223         1,817        1,931       2,653
Gain (loss) on sale of assets, net...............         197           242           (36)         856         780
Merchant banking fees............................       7,910         4,730         4,544        4,505       5,233
Investment securities gains (losses), net........         582           966          (348)        (103)     (1,217)
Other............................................       4,442         4,780         5,129        4,289       4,825
                                                   -----------  ------------  -------------  ---------  -----------
  Total noninterest income.......................   $  65,897    $   64,614     $  62,179    $  61,394   $  59,302
                                                   -----------  ------------  -------------  ---------  -----------
                                                   -----------  ------------  -------------  ---------  -----------

NONINTEREST EXPENSE

    Noninterest expense was $174 million for the first quarter of 1996, as compared to $169 million for the comparable quarter in 1995. This increase of $5 million or 3 percent in comparing quarter to quarter is primarily the result of an increase in salary and employee benefit expense of $6 million, operating costs and writedowns on other real estate owned ("OREO") and joint ventures of $2 million and an increase of $4 million in a variety of other expenses. These other expenses include equipment, credit card processing, processing, advertising and public relations and travel. These increases were offset by a decrease of $8 million in regulatory authority assessment expense.

    Salary and employee benefit expense for the first quarter of 1996 increased by $6 million over the comparable period in 1995. This increase was due to increased staff levels.

    OREO and joint venture expense increased $2 million when comparing the quarters ended March 31, 1996 and 1995. This increase is primarily due to an increase in the level of OREO and the associated costs to carry such assets from March 31, 1995 to March 31, 1996. For a further discussion of OREO, see the "Asset Quality" section of the Bank's Management's Discussion and Analysis ("MD&A").

    Regulatory authority assessments decreased $8 million when comparing the first quarter of 1996 to the same period in 1995. This decrease is primarily a result of the Federal Deposit Insurance Corporation ("FDIC") reducing the deposit assessment rate charged from $0.04 per $100 of deposits to a total annual premium of $2,000 for well capitalized banks.

TABLE 4 -- NONINTEREST EXPENSE

                                                                   FOR THE THREE MONTHS ENDED
                                                 ---------------------------------------------------------------
                                                 MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,   MARCH 31,
(DOLLARS IN THOUSANDS)                              1996         1995          1995          1995        1995
- -----------------------------------------------  ----------  ------------  -------------  ----------  ----------
Salaries.......................................  $   76,434   $   77,804    $    73,658   $   72,918  $   70,132
Employee benefits..............................      21,366       15,702         16,365       17,432      21,850
                                                 ----------  ------------  -------------  ----------  ----------
  Salaries and employee benefits...............      97,800       93,506         90,023       90,350      91,982
Net occupancy..................................      15,153       15,412         15,415       15,316      15,656
Equipment......................................       9,553       10,630          9,975        9,898       8,901
Regulatory authority assessments...............         273        1,708           (147)       7,879       7,866
Professional services..........................       3,518        3,364          4,631        4,772       4,511
Communications.................................       5,825        6,186          5,729        5,383       5,463
Credit card processing.........................       6,351        6,191          6,336        6,069       5,524
Printing and office supplies...................       4,615        4,623          4,472        4,049       4,001
Processing.....................................       4,017        3,725          3,267        3,556       3,271
Advertising and public relations...............       5,534        4,336          4,006        4,432       4,544
Intangible asset amortization..................       3,212        3,212          3,212        3,212       3,212
Armored car....................................       2,892        2,871          2,813        2,717       2,828
Net operating reserves.........................       1,171          869            786        1,956         649
Miscellaneous fees.............................       3,357        3,979          3,733        3,206       3,190
Software.......................................       2,357        2,920          2,638        2,233       1,839
Travel.........................................       2,067        2,203          1,955        2,095       1,419
Other..........................................       4,887        7,531          5,356        5,428       5,334
                                                 ----------  ------------  -------------  ----------  ----------
  Noninterest expense, excluding OREO and joint
   ventures....................................     172,582      173,266        164,200      172,551     170,190
Operating costs and writedowns on OREO and
 joint ventures................................       1,505        1,474            124          121        (729)
                                                 ----------  ------------  -------------  ----------  ----------
  Total noninterest expense....................  $  174,087   $  174,740    $   164,324   $  172,672  $  169,461
                                                 ----------  ------------  -------------  ----------  ----------
                                                 ----------  ------------  -------------  ----------  ----------

LOANS OUTSTANDING

    The Bank's lending activities are predominantly domestic, with such loans comprising in excess of 98 percent of the portfolio at March 31, 1996 and December 31, 1995. Overall the Bank's loan portfolio at March 31, 1996 increased by $205 million compared to December 31, 1995 and $1.8 billion in comparison to March 31, 1995. The increase from December 31, 1995, was primarily in the residential mortgage portfolio which grew by $298 million and consumer installment loans which increased by $28 million. The increase from March 31, 1995, was primarily in the commercial, financial and industrial portfolio which grew by $749 million and the residential portfolio which grew by $732 million. The Bank attributes this growth to the continuing improvement in the California economy which is the Bank's principal market, and improvement in other specialized domestic markets the Bank serves.

    Commercial, financial and industrial loans represent the largest category in the loan portfolio. Principally, these loans are to major corporations, middle market businesses, and small businesses, with no concentration in any one business segment. At March 31, 1996, December 31, 1995 and March 31, 1995, the commercial, financial and industrial loan portfolio comprised $6.3 billion or 43 percent of the total loan portfolio, $6.3 billion or 44 percent and $5.5 billion or 43 percent, respectively.

    Mortgage loans represented $4.4 billion or 30 percent of total loans at March 31, 1996, $4.1 billion or 29 percent at December 31, 1995 and $3.5 billion or 28 percent at March 31, 1995. The mortgage portfolio consists of loans on commercial and industrial projects and loans secured by one to four family residential properties, primarily in California. The residential mortgage segment of this portfolio provides an additional source of liquidity as the Bank may sell or securitize a substantial portion of these type of loans.

    Consumer loans totaled $2.5 billion or 17 percent at March 31, 1996 as compared to $2.5 billion or 17 percent at December 31, 1995 and $2.4 billion or 19 percent at March 31, 1995. This portfolio is primarily comprised of installment loans and home equity loans.

    The Bank's construction portfolio totaled $342 million or 2 percent of total loans at March 31, 1996 as compared to $324 million or 2 percent at December 31, 1995 and $318 million or 2 percent at March 31, 1995. This portfolio is primarily residential project related.

    Lease financing and foreign loans totaled $823 million or 6 percent of total loans and $197 million or 1 percent of total loans, respectively, at March 31, 1996.

TABLE 5 -- LOANS OUTSTANDING

                                         MARCH 31,    DECEMBER 31,   SEPTEMBER 30,    JUNE 30,       MARCH 31,
(DOLLARS IN THOUSANDS)                     1996           1995           1995           1995           1995
- -------------------------------------  -------------  -------------  -------------  -------------  -------------
DOMESTIC:
  Commercial, financial and
   industrial........................  $   6,295,530  $   6,345,990  $   5,810,081  $   5,655,333  $   5,546,471
  Construction.......................        342,448        324,221        332,644        339,143        317,965
  Mortgage:
    Residential......................      3,103,832      2,805,480      2,631,009      2,481,978      2,371,802
    Commercial.......................      1,333,972      1,330,085      1,220,084      1,202,544      1,149,483
                                       -------------  -------------  -------------  -------------  -------------
      Total mortgage.................      4,437,804      4,135,565      3,851,093      3,684,522      3,521,285
  Consumer:
    Installment......................      1,369,508      1,341,058      1,301,538      1,219,928      1,200,951
    Home equity......................        834,494        862,433        884,565        910,526        919,059
    Credit card and other lines of
     credit..........................        297,682        308,890        291,951        273,836        241,361
                                       -------------  -------------  -------------  -------------  -------------
      Total consumer.................      2,501,684      2,512,381      2,478,054      2,404,290      2,361,371
  Lease financing....................        822,816        838,039        810,829        793,992        802,308
                                       -------------  -------------  -------------  -------------  -------------
      Total domestic loans...........     14,400,282     14,156,196     13,282,701     12,877,280     12,549,400
Loans originated in foreign
 offices.............................        196,719        236,167        227,256        212,304        208,084
                                       -------------  -------------  -------------  -------------  -------------
      Total loans....................  $  14,597,001  $  14,392,363  $  13,509,957     13,089,584     12,757,484
Allowance for loan losses............        326,840        332,410        342,148        340,020        338,235
                                       -------------  -------------  -------------  -------------  -------------
      Net loans outstanding..........  $  14,270,161  $  14,059,953  $  13,167,809  $  12,749,564  $  12,419,249
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the loan and lease portfolio, both disbursed and undisbursed. The allowance is increased by the provision for loan losses which is charged against current period operating results and is decreased by the amount of the net loan charge-offs during the period. In evaluating the adequacy of the allowance for loan losses, management incorporates such factors as collateral value, portfolio composition and concentrations, trends in local and national economic conditions and the impact on the financial strength of its borrowers. Allocation of the allowance for loan losses by loan category is based on management's assessment of past loan loss experience for particular loan categories adjusted to take into account current and prospective economic conditions. While reserves are segmented by broad portfolio categories to analyze the adequacy of the allowance for loan losses, the allowance is general in nature and is available for the portfolio in its entirety. Although management believes that the allowance for possible loan losses is adequate, future provisions will be subject to continuing evaluation of inherent risk in the loan portfolio.

    At March 31, 1996, the Bank's allowance for loan losses was $327 million  or
2.24 percent of the total loan portfolio. This compares with an allowance for loan losses of $332 million or 2.31 percent of the total loan portfolio at December 31, 1995. During the first quarter of 1996, the Bank recorded a provision for loan losses of $10 million as compared to $10 million for the fourth quarter of 1995 and $20 million for the first quarter of 1995.

    The decline in the provision for loan losses in comparing the first quarter of 1996 to the first of 1995 is primarily due to the improvement in the quality of the Bank's loan portfolio and the reduction in classified assets as discussed in the "Asset Quality" section of MD&A.

    During the first quarter of 1996, the Bank had net charge-offs of $16 million, compared to net charge-offs of $20 million for the quarter ended December 31, 1995 and net recoveries of $1 million for the quarter ended March 31, 1995. Commercial, financial and industrial loans had net charge-offs of $6 million in the first quarter of 1996 compared to net charge-offs of $12 million in the fourth quarter of 1995 and net recoveries of $3 million in the first quarter of 1995. In addition, consumer loans had net charge-offs of $9 million in the first quarter of 1996 as compared to $8 million in the fourth quarter of 1995 and $5 million in the first quarter of 1995.

    The Bank continues to evaluate its loan portfolio for impairment as defined by Statement of Financial Accounting Standard ("SFAS") No. 114, as amended. At March 31, 1996, the Bank's total recorded investment in impaired loans was $72 million and the associated impairment allowance was $6 million. This compares to a recorded investment in impaired loans of $92 million and the associated impairment allowance of $10 million at December 31, 1995.

TABLE 6 -- ALLOWANCE FOR LOAN LOSSES

                                                                   FOR THE THREE MONTHS ENDED
                                                 ---------------------------------------------------------------
                                                 MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,   MARCH 31,
(DOLLARS IN THOUSANDS)                              1996         1995          1995          1995        1995
- -----------------------------------------------  ----------  ------------  -------------  ----------  ----------
Balance, beginning of period...................  $  332,410   $  342,148    $   340,020   $  338,235  $  316,802
Loans charged off:
  Domestic:
    Commercial, financial and industrial.......      11,355       15,197          6,559        9,777       6,903
    Construction...............................          67            4            180       --             690
    Mortgage...................................       1,908        2,359          2,581        7,545         619
    Consumer...................................      11,802       11,172         11,850        7,883       6,345
    Lease financing............................         647        1,005            277          620         520
                                                 ----------  ------------  -------------  ----------  ----------
      Total loans charged off..................      25,779       29,737         21,447       25,825      15,077
Loan loss recoveries:
  Domestic:
    Commercial, financial and industrial.......       5,298        2,928          7,267        8,111      10,279
    Construction...............................           1            1              3       --           1,234
    Mortgage...................................       2,075        3,594          1,605        2,490       3,104
    Consumer...................................       2,754        3,413          2,650        1,911       1,793
    Lease financing............................          81           63             50           98         100
                                                 ----------  ------------  -------------  ----------  ----------
      Total loan loss recoveries...............      10,209        9,999         11,575       12,610      16,510
                                                 ----------  ------------  -------------  ----------  ----------
        Net loans charged off (recovered)......      15,570       19,738          9,872       13,215      (1,433)
Provision for loan losses......................      10,000       10,000         12,000       15,000      20,000
                                                 ----------  ------------  -------------  ----------  ----------
Balance, end of period.........................  $  326,840   $  332,410    $   342,148   $  340,020  $  338,235
                                                 ----------  ------------  -------------  ----------  ----------
                                                 ----------  ------------  -------------  ----------  ----------
Allowance for loan losses to total loans.......        2.24%        2.31%          2.53%        2.60%       2.65%
Provision for loan losses to net loan
 charge-offs...................................       64.23        50.66         121.56       113.51      --
Recoveries of loans to loans charged off in the
 previous period...............................       34.33        46.62          44.82        83.64       53.40
Net loans charged off (recovered) to average
 loans outstanding for the
 period (1)....................................        0.43         0.56           0.29         0.41       (0.05)

- ------------------------------
(1)  Annualized.

ASSET QUALITY

    At March 31, 1996, total nonperforming and renegotiated loans were $98 million or 0.67 percent of total loans outstanding compared to $119 million or
0.83 percent and $164 million or 1.29 percent at December 31, 1995 and March 31, 1995, respectively. The decrease of $21 million in comparing March 31, 1996 to December 31, 1995, is a result of decreases of $8 million in the commercial, financial and industrial portfolio, $7 million in the construction portfolio and $6 million in the mortgage portfolio.

    At March 31, 1996, OREO was $23 million, down from $25 million at December 31, 1995 and up from $8 million at March 31, 1995. The decrease of $2 million in OREO from year end 1995 to first quarter 1996 was the result of the Bank's continuing effort to dispose of OREO, coupled with an improved real estate market to dispose of such assets. The increase from first quarter 1995 is reflective of lower levels of OREO in the first quarter of 1995. The low level of OREO at March 31, 1995 was the result of workout efforts in early 1995.

TABLE 7 -- NONPERFORMING AND RENEGOTIATED ASSETS

                                                 MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,   MARCH 31,
(DOLLARS IN THOUSANDS)                              1996         1995          1995          1995        1995
- -----------------------------------------------  ----------  ------------  -------------  ----------  ----------
NONACCRUAL LOANS:
  Domestic:
    Commercial, financial and industrial.......  $   58,673   $   67,143    $    53,036   $   57,530  $   57,333
    Construction...............................       5,382       12,277         20,140       20,367      14,772
    Mortgage:
      Residential (1)..........................      11,007       12,134         11,251       28,458      31,760
      Commercial...............................      22,660       27,453         35,022       43,201      58,302
                                                 ----------  ------------  -------------  ----------  ----------
        Total mortgage.........................      33,667       39,587         46,273       71,659      90,062
      Other....................................         369          365          1,207        1,691       2,234
                                                 ----------  ------------  -------------  ----------  ----------
        Total nonaccrual loans.................      98,091      119,372        120,656      151,247     164,401
Renegotiated loans.............................      --           --            --            --          --
                                                 ----------  ------------  -------------  ----------  ----------
        Total nonperforming and renegotiated
         loans.................................      98,091      119,372        120,656      151,247     164,401
Nonperforming real estate ventures.............      --           --            --            --          --
                                                 ----------  ------------  -------------  ----------  ----------
      Total nonperforming and renegotiated
       loans and real estate ventures..........      98,091      119,372        120,656      151,247     164,401
  OREO.........................................      23,396       24,958         12,641       10,652       8,215
                                                 ----------  ------------  -------------  ----------  ----------
      Total nonperforming and renegotiated
       assets..................................  $  121,487   $  144,330    $   133,297   $  161,899  $  172,616
                                                 ----------  ------------  -------------  ----------  ----------
                                                 ----------  ------------  -------------  ----------  ----------
Nonperforming and renegotiated loans to total
 loans.........................................        0.67%        0.83%          0.89%        1.16%       1.29
Nonperforming and renegotiated assets to total
 loans, real estate ventures and OREO..........        0.83         1.00           0.99         1.24        1.35
Nonperforming and renegotiated assets to total
 assets........................................        0.59         0.74           0.70         0.90        1.00

- ------------------------------
(1) These loans primarily consist of loans secured by single family residential development projects and apartment buildings.

TABLE 8 -- LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

                                                    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,  JUNE 30,    MARCH 31,
(DOLLARS IN THOUSANDS)                                1996          1995          1995         1995        1995
- -------------------------------------------------  -----------  ------------  -------------  ---------  -----------
Domestic:
  Commercial, financial and industrial...........   $      35    $      370     $   1,170    $     277   $     418
  Construction...................................       1,716         1,063         2,577        4,338       1,116
  Mortgage:
    Residential..................................      12,147         7,917         3,157        2,885       3,795
    Commercial...................................       2,949         3,592        11,592        9,799      16,478
                                                   -----------  ------------  -------------  ---------  -----------
      Total mortgage.............................      15,096        11,509        14,749       12,684      20,273
  Consumer and other.............................       7,612         8,624         7,562        9,584       9,603
                                                   -----------  ------------  -------------  ---------  -----------
      Total loans 90 days or more past due and
       still accruing............................   $  24,459    $   21,566     $  26,058    $  26,883   $  31,410
                                                   -----------  ------------  -------------  ---------  -----------
                                                   -----------  ------------  -------------  ---------  -----------

    The Bank's level of loans 90 days or more past due and still accruing was $24 million at March 31, 1996, compared to $22 million at December 31, 1995 and $31 million at March 31, 1995. Management anticipates the level of loans 90 days or more past due and still accruing to be comparable to the March 31, 1996 levels through the remainder of the year.

LIQUIDITY

    Liquidity refers to the Bank's ability and financial flexibility to adjust its future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The Bank's liquidity policy, as managed by the Asset and Liability Management Committee, is to draw upon its strengths, which include an extensive retail and middle market business banking franchise, coupled with its ability to obtain funds for various terms in a variety of domestic and international money markets.

    Core deposits have provided the Bank with a sizable source of relatively stable and low-cost funds. The Bank's average core deposits and average common shareholders' equity funded 64 percent of average total assets of $19.5 billion during the first quarter of 1996 and 70 percent of average total assets of $16.9 billion during the first quarter of 1995. The decrease in funding percentage between these two periods is the result of an increase in average total assets, primarily as a result of growth in average total loans. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, federal funds purchased and collateralized borrowings.

CAPITAL

    Total shareholders' equity increased $38 million in comparing March 31, 1996 to December 31, 1995. This change was primarily a result of $61 million of net income, offset by dividends on common stock of $13 million, dividends on preferred stock of $3 million and a $9 million change in the unrealized gain
(loss) on investment securities available for sale.

    For regulatory purposes, the Bank's capital adequacy is based on risk-adjusted Tier 1 and total capital guidelines, as well as a leverage ratio. Under these guidelines the Bank's Tier 1 and total capital ratios were 8.11 percent and 10.70 percent, respectively, at March 31, 1996, as compared to 7.93 percent and 10.57 percent, and 8.17 percent and 11.21 percent at December 31, 1995 and March 31, 1995, respectively. The decreases in the respective ratios on a comparative basis are primarily due to growth in assets, particularly among the higher risk-weighted categories of loans.

    In addition to the above risk-based ratios, the Bank has a leverage ratio, which is defined as Tier 1 capital divided by quarterly average total assets, of
7.51 percent at March 31, 1996, as compared to 7.35 percent at December 31, 1995 and 7.56 percent at March 31, 1995. The increase when comparing March 31, 1996 to December 31, 1995, is the result of a $50 million increase in Tier 1 capital. The decrease when comparing March 31, 1996 to March 31, 1995 is primarily a result of the increase in quarterly average total assets.

TABLE 9 -- RISK-BASED CAPITAL

                                             MARCH 31,    DECEMBER 31,   SEPTEMBER 30,    JUNE 30,       MARCH 31,
(DOLLARS IN THOUSANDS)                         1996           1995           1995           1995           1995
- -----------------------------------------  -------------  -------------  -------------  -------------  -------------
CAPITAL COMPONENTS:
Common shareholders' equity..............  $   1,422,084  $   1,375,415  $   1,330,177  $   1,286,941  $   1,244,419
8 3/8% Noncumulative preferred stock,
 Series A................................        135,000        135,000        135,000        135,000        135,000
Less: Core deposit intangible (1)........          6,546          6,748          6,950          7,153          7,355
    Goodwill.............................         91,297         94,307         97,316        100,326        103,336
                                           -------------  -------------  -------------  -------------  -------------
        Tier 1 capital...................      1,459,241      1,409,360      1,360,911      1,314,462      1,268,728
                                           -------------  -------------  -------------  -------------  -------------
Eligible portion of the allowance for
 loan losses (2).........................        226,304        223,435        209,482        204,344        195,972
Subordinated capital notes (3)...........        240,874        244,200        257,600        277,200        277,200
                                           -------------  -------------  -------------  -------------  -------------
        Tier 2 capital...................        467,178        467,635        467,082        481,544        473,172
                                           -------------  -------------  -------------  -------------  -------------
        Total risk-based capital.........  $   1,926,419  $   1,876,995  $   1,827,993  $   1,796,006  $   1,741,900
                                           -------------  -------------  -------------  -------------  -------------
                                           -------------  -------------  -------------  -------------  -------------
Risk-weighted balance sheet and
 off-balance sheet assets................  $  18,104,295  $  17,874,778  $  16,758,560  $  16,347,528  $  15,677,745
Less: Allowance for loan losses
     not included in Tier 2
     capital.............................        100,536        108,975        132,666        135,676        142,263
                                           -------------  -------------  -------------  -------------  -------------
        Risk-weighted assets.............  $  18,003,759  $  17,765,803  $  16,625,894  $  16,211,852  $  15,535,482
                                           -------------  -------------  -------------  -------------  -------------
                                           -------------  -------------  -------------  -------------  -------------
CAPITAL RATIOS
Tier 1 capital (regulatory minimum --
 4.0%) (4)...............................           8.11%          7.93%          8.19%          8.11%          8.17%
Total risk-based capital
 (regulatory minimum -- 8.0%) (4)........          10.70          10.57          10.99          11.08          11.21

- ------------------------------

(1) The amount of core deposit intangible deducted in Tier 1 capital is the unamortized portion of a premium paid for the assumption of core deposits resulting from the purchase of retail banking offices.

(2) The allowance for loan losses included in Tier 2 capital is limited to 1.25% of risk-weighted balance sheet and off-balance sheet assets.

(3) The amount of term subordinated debt included in Tier 2 capital is limited to 50% of Tier 1 capital.

(4) The regulatory minimum prescribed by the Federal Deposit Insurance Corporation Improvement Act for well capitalized banks is 6% for Tier 1 and 10% for total risk-based capital.

TABLE 10 -- OTHER CAPITAL MEASURES

                                          MARCH 31,     DECEMBER 31,      SEPTEMBER 30,     JUNE 30,      MARCH 31,
                                            1996            1995              1995            1995          1995
                                        -------------  ---------------  -----------------  -----------  -------------
LEVERAGE RATIO (1)....................         7.51%           7.35%             7.50%           7.60%         7.56%
OTHER CAPITAL RATIOS (END OF PERIOD):
  Tangible common equity to total
   assets.............................         6.53%           6.65%             6.45%           6.58%         6.56%
  Total equity to total assets........         7.67            7.86              7.70            7.93          7.98
  Tangible common equity to average
   total assets.......................         6.85            6.73              6.77            6.83          6.73
  Total equity to average total
   assets.............................         8.04            7.95              8.08            8.22          8.18

- ------------------------------
(1) Tier 1 capital divided by quarterly average total assets. The regulatory minimum prescribed by FDICIA for well capitalized banks is 5%.

NEW ACCOUNTING STANDARDS

    As of January 1, 1996, the Bank adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." This statement requires a mortgage banking enterprise to recognize the rights to service mortgage loans for others as separate assets. There was no material impact on the financial statements of the Bank as a result of adoption of this statement.

    As of January 1, 1996, the Bank adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes accounting and reporting standards for stock-based employee compensation plans. The statement encourages an entity to adopt the fair value based method of accounting for all stock compensation plans. However, the statement also allows an entity to continue to account for stock compensation under plans under APB No. 25, "Accounting for Stock Issued to Employees." Entities that elect to continue to account for stock-based compensation using APB No. 25 must present in year end financial statements pro forma disclosure of net income, and if presented, earnings per share, as if the fair value based method of accounting had been applied. The Bank has elected to continue to account for stock-based compensation using APB No. 25. There was no material impact on the financial statements of the Bank as a result of adoption of this statement.

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    (a) On January 31, 1996, Union Bank held a special meeting of its common stock shareholders.

    (c) Information regarding matters submitted to a vote of shareholders of the registrant during the period covered by this report is incorporated by reference to (i) Item 5 (Other Events) of the registrant's Current Report on Form 8-K filed on April 1, 1996, at sequential page number 2, and (ii) the Notice of Special Meeting filed as part of the registrant's proxy statement as Exhibit No. 19.1 of the Form 8-K, at sequential page number 641.

    As to the matters voted upon at the Special Meeting the following votes were cast:

PROPOSAL 1:

    To approve the Agreement and Plan of Reorganization, the Agreement and Plan of Merger and the Purchase and Assumption Agreement, each dated September 27, 1995, received the following votes:

                                                                         VOTES       PERCENTAGE
                                                                      ------------  -------------
FOR.................................................................    34,126,703         93.4
AGAINST.............................................................        33,840           .1
ABSTAINING..........................................................        30,416           .1
NON-VOTES...........................................................       440,912          1.2

PROPOSAL 2:

    To amend the Restated Articles of Incorporation of Union Bank, received the following votes:

                                                                         VOTES       PERCENTAGE
                                                                      ------------  -------------
FOR.................................................................    34,508,570         94.5
AGAINST.............................................................        91,613           .3
ABSTAINING..........................................................        27,994           .1
NON-VOTES...........................................................         3,693            0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The exhibits required by  Item 601 of Regulation  S-K are listed in  the
       Exhibit Index included elsewhere herein.

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          UNIONBANCAL CORPORATION
                                                 (Registrant)

                                          By
                                          --------------------------------------
                                                     Takahiro Moriguchi
                                               VICE CHAIRMAN OF THE BOARD AND
                                                  CHIEF FINANCIAL OFFICER

                                          By
                                          --------------------------------------
                                                   Donald A. Brunell, Jr.
                                                EXECUTIVE VICE PRESIDENT AND
                                                 DEPUTY DIRECTOR OF FINANCE

                                          Dated:  May 13, 1996

                                 EXHIBIT INDEX

                                                                               PAGE NUMBER IN
                                                                                SEQUENTIALLY
 EXHIBIT NO.   DESCRIPTION                                                     NUMBERED REPORT
- -------------  --------------------------------------------------------  ---------------------------
        2.1    Agreement and Plan of Reorganization, dated as of                     833
                September 27, 1995, among Union, BankCal and Tri-State.
                Incorporated by reference to the registrant's Current
                Report on Form 8-K dated April 1, 1996 as Exhibit No.
                2.1.

        2.2    Agreement and Plan of Merger, dated as of September 27,               853
                1995, between Union and Tri-State. Incorporated by
                Reference to the registrant's Current Report on Form
                8-K dated April 1, 1996 as Exhibit No. 2.2.

        2.3    Purchase and Assumption Agreement, dated as of September              863
                27, 1995, between Union and BankCal. Incorporated by
                reference to the registrant's Current Report on Form
                8-K dated April 1, 1996 on Exhibit No. 2.3.

       22.1    Item 5. Other Events, of the registrant's Current Report               2
                on Form 8-K dated April 1, 1996.

       22.2    Notice of Special Meeting filed as part of the                        641
                registrant's proxy statement as Exhibit 19.1 of the
                registrant's Current Report on Form 8-K dated April 1,
                1996.