Form 10-Q
period 1996-06-30
UNIONBANCAL CORP
filed 1996-08-14
CIK 1011659

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

   Number of shares of Common Stock outstanding at July 31, 1996: 54,758,560

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                           PAGE NUMBER
                                                                                                          -------------
PART I
FINANCIAL INFORMATION
  Consolidated Financial Highlights.....................................................................            2
  Item 1. Financial Statements:
    Condensed Consolidated Balance Sheets...............................................................            4
    Condensed Consolidated Statements of Income.........................................................            5
    Condensed Consolidated Statements of Cash Flows.....................................................            6
    Condensed Consolidated Statements of Shareholders' Equity...........................................            7
    Notes to Condensed Consolidated Financial Statements................................................            8
  Item 2. Management's Discussion and Analysis:
    Introduction........................................................................................           11
    Summary.............................................................................................           11
      Table 1 -- Analysis of Earnings...................................................................           12
    Net Interest Income.................................................................................           13
      Table 2 -- Consolidated Average Balance Sheets, Net Interest Income
        and Interest Rates..............................................................................           14
    Noninterest Income..................................................................................           17
      Table 3 -- Noninterest Income.....................................................................           17
    Noninterest Expense.................................................................................           17
      Table 4 -- Noninterest Expense....................................................................           18
    Merger Expenses.....................................................................................           18
    Loans Outstanding...................................................................................           19
      Table 5 -- Loans Outstanding......................................................................           20
    Allowance for Loan Losses...........................................................................           20
      Table 6 -- Allowance for Loan Losses..............................................................           21
    Asset Quality.......................................................................................           22
      Table 7 -- Nonperforming and Renegotiated Assets..................................................           22
      Table 8 -- Loans 90 Days or More Past Due and Still Accruing......................................           23
    Liquidity...........................................................................................           23
    Capital.............................................................................................           23
      Table 9 -- Risk-Based Capital.....................................................................           24
      Table 10 -- Other Capital Measures................................................................           24

PART II
OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K..............................................................           25
  Signatures............................................................................................           26

                         PART I.  FINANCIAL INFORMATION

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                            ---------------------------------------------
                                                                                                      INCREASE (DECREASE)
                                                                             JUNE 30,     JUNE 30,    -------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                  1996         1995        AMOUNT    PERCENT
- --------------------------------------------------------------------------  -----------  -----------  ----------  -------
RESULTS OF OPERATIONS:
  Net interest income (1).................................................  $   290,263  $   285,835  $    4,428    1.55 %
  Provision for loan losses...............................................       10,000       12,500      (2,500) (20.00 )
  Noninterest income......................................................      105,550       98,802       6,748    6.83
  Noninterest expense, excluding merger and integration expense...........      252,518      246,772       5,746    2.33
                                                                            -----------  -----------  ----------  -------
  Income before merger and integration expense and income taxes (1).......      133,295      125,365       7,930    6.33
  Merger and integration expense..........................................       61,266      --           61,266    --
                                                                            -----------  -----------  ----------  -------
  Income before income taxes (1)..........................................       72,029      125,365     (53,336) (42.54 )
  Taxable-equivalent adjustment...........................................        2,024        2,859        (835) (29.21 )
  Income tax expense......................................................       25,597       44,737     (19,140) (42.78 )
                                                                            -----------  -----------  ----------  -------
  Net income..............................................................  $    44,408  $    77,769  $  (33,361) (42.90 )%
                                                                            -----------  -----------  ----------  -------
                                                                            -----------  -----------  ----------  -------
NET INCOME APPLICABLE TO:
  Common stock............................................................  $    39,096  $    70,323  $  (31,227) (44.41 )%
                                                                            -----------  -----------  ----------  -------
                                                                            -----------  -----------  ----------  -------
  Parent direct interest in bank subsidiary...............................  $     2,486  $     4,619  $   (2,133) (46.18 )%
                                                                            -----------  -----------  ----------  -------
                                                                            -----------  -----------  ----------  -------
RECAP OF EARNINGS:
  Net income..............................................................  $    44,408  $    77,769  $  (33,361) (42.90 )%
  Merger and integration expense (after-tax)..............................       38,323      --           38,323    --
                                                                            -----------  -----------  ----------  -------
  Pro forma earnings, excluding merger and integration expense............  $    82,731  $    77,769  $    4,962    6.38 %
                                                                            -----------  -----------  ----------  -------
                                                                            -----------  -----------  ----------  -------
  Net income applicable to common stock...................................  $    39,096  $    70,323  $  (31,227) (44.41 )%
  Merger and integration expense (after-tax, applicable to common stock)..       36,036      --           36,036    --
                                                                            -----------  -----------  ----------  -------
  Pro forma earnings applicable to common stock, excluding merger and
   integration expense....................................................  $    75,132  $    70,323  $    4,809    6.84 %
                                                                            -----------  -----------  ----------  -------
                                                                            -----------  -----------  ----------  -------
PER AVERAGE COMMON SHARE:
  Net income..............................................................  $      0.71  $      1.29  $    (0.58) (44.96 )%
  Pro forma earnings, excluding merger and integration expense............         1.37         1.29        0.08    6.20
  Dividends (2)...........................................................         0.35         0.35      --        --
  Book value (end of period)..............................................        39.29        37.35        1.94    5.19
  Common shares outstanding (end of period)...............................   54,757,877   54,620,433     137,444    0.25
  Weighted average common shares outstanding..............................   54,752,316   54,602,379     149,937    0.27
BALANCE SHEET (END OF PERIOD):
  Total assets............................................................  $28,114,916  $25,915,765  $2,199,151    8.49 %
  Total loans.............................................................   20,480,678   18,863,921   1,616,757    8.57
  Nonperforming and renegotiated assets...................................      228,173      340,547    (112,374) (33.00 )
  Deposits................................................................   19,965,508   18,462,301   1,503,207    8.14
  Subordinated capital notes..............................................      495,369      654,730    (159,361) (24.34 )
  Shareholders' equity....................................................    2,412,018    2,326,047      85,971    3.70
BALANCE SHEET (PERIOD AVERAGES):
  Total assets............................................................  $27,798,201  $25,138,967  $2,659,234   10.58 %
  Total loans (3).........................................................   20,387,476   18,675,616   1,711,860    9.17
  Shareholders' equity....................................................    2,426,467    2,296,905     129,562    5.64
FINANCIAL RATIOS:
  Return on average assets (4)............................................         0.64%        1.24%      (0.60)%
  Pro forma return on average assets, excluding after-tax merger exp.
   (4)....................................................................         1.20         1.24       (0.04)
  Return on average common equity (5).....................................         7.26        14.00       (6.74)
  Pro forma return on average common equity, excl. after-tax merger
   exp. (5)...............................................................        13.95        14.00       (0.05)
  Efficiency ratio (6)....................................................        79.06        64.15       14.91
  Pro forma efficiency ratio, excluding merger and integration expense
   (6)....................................................................        63.58        64.15       (0.57)
  Net interest margin (1).................................................         4.77         5.11       (0.34)
  Tier 1 risk-based capital ratios........................................         8.94         9.21       (0.27)
  Total risk-based capital ratios.........................................        11.24        11.92       (0.68)
  Leverage ratio..........................................................         8.33         8.71       (0.38)
  Allowance for loan losses to total loans................................         2.66         3.04       (0.38)
  Allowance for loan losses to nonaccrual loans...........................       284.78       192.59       92.19
  Net loans charged off to average total loans (7)........................         0.24         0.41       (0.17)
  Nonperforming and reneg. assets to total loans and foreclosed assets....         1.11         1.80       (0.69)
  Nonperforming and renegotiated assets to total assets...................         0.81         1.31       (0.50)
  Average shareholders' equity to average total assets....................         8.73         9.14       (0.41)

- ------------------------------
(1)  Fully taxable-equivalent.
(2) Amounts prior to merger are based on Union Bank only and do not include the dividend of $145 million paid to Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.
(3) Average balances on loans outstanding include all nonperforming and renegotiated loans.
(4)  Based on annualized net income.
(5)  Based on annualized net income applicable to common stock.
(6)  Noninterest expense excludes foreclosed assets expense.
(7)  Annualized.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED)
                                  (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                  ---------------------------------------------
                                                                                            INCREASE (DECREASE)
                                                                   JUNE 30,     JUNE 30,    -------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                        1996         1995        AMOUNT    PERCENT
- ----------------------------------------------------------------  -----------  -----------  ----------  -------
RESULTS OF OPERATIONS:
  Net interest income (1).......................................  $   588,058  $   565,150  $   22,907    4.05 %
  Provision for loan losses.....................................       20,000       32,500     (12,500) (38.46 )
  Noninterest income............................................      208,424      192,875      15,549    8.06
  Noninterest expense, excluding merger and integration
   expense......................................................      504,542      489,602      14,940    3.05
                                                                  -----------  -----------  ----------  -------
  Income before merger and integration expense and income taxes
   (1)..........................................................      271,940      235,923      36,016   15.27
  Merger and integration expense................................       61,266      --           61,266    --
                                                                  -----------  -----------  ----------  -------
  Income before income taxes (1)................................      210,674      235,923     (25,250) (10.70 )
  Taxable-equivalent adjustment.................................        4,152        5,680      (1,529) (26.91 )
  Income tax expense............................................       78,848       89,537     (10,689) (11.94 )
                                                                  -----------  -----------  ----------  -------
  Net income....................................................  $   127,674  $   140,706  $  (13,032)  (9.26 )%
                                                                  -----------  -----------  ----------  -------
                                                                  -----------  -----------  ----------  -------
NET INCOME APPLICABLE TO:
  Common stock..................................................  $   115,864  $   126,774  $  (10,910)  (8.61 )%
                                                                  -----------  -----------  ----------  -------
                                                                  -----------  -----------  ----------  -------
  Parent direct interest in bank subsidiary.....................  $     6,158  $     8,279  $   (2,121) (25.62 )%
                                                                  -----------  -----------  ----------  -------
                                                                  -----------  -----------  ----------  -------
RECAP OF EARNINGS:
  Net income....................................................  $   127,674  $   140,706  $  (13,032)  (9.26 )%
  Merger and integration expense (after-tax)....................       38,323      --           38,323    --
                                                                  -----------  -----------  ----------  -------
  Pro forma earnings, excluding merger and integration
   expense......................................................  $   165,997  $   140,706  $   25,291   17.97 %
                                                                  -----------  -----------  ----------  -------
                                                                  -----------  -----------  ----------  -------
  Net income applicable to common stock.........................  $   115,864  $   126,774  $  (10,910)  (8.61 )%
  Merger and integration expense (after-tax, applicable to
   common stock)................................................       36,036      --           36,036    --
                                                                  -----------  -----------  ----------  -------
  Pro forma earnings applicable to common stock, excluding
   merger and integration expense...............................  $   151,900  $   126,774  $   25,126   19.82 %
                                                                  -----------  -----------  ----------  -------
                                                                  -----------  -----------  ----------  -------
PER AVERAGE COMMON SHARE:
  Net income....................................................  $      2.12  $      2.33  $    (0.21)  (9.08 )%
  Pro forma earnings, excluding merger and integration
   expense......................................................         2.78         2.33        0.45   19.20
  Dividends (2).................................................         0.70         0.70      --        --
  Book value (end of period)....................................        39.29        37.35        1.94    5.19
  Common shares outstanding (end of period).....................   54,757,877   54,620,433     137,444    0.25
  Weighted average common shares outstanding....................   54,721,265   54,436,297     284,968    0.52
BALANCE SHEET (END OF PERIOD):
  Total assets..................................................  $28,114,916  $25,915,765  $2,199,151    8.49 %
  Total loans...................................................   20,480,678   18,863,921   1,616,757    8.57
  Nonperforming and renegotiated assets.........................      228,173      340,547    (112,374) (33.00 )
  Deposits......................................................   19,965,508   18,462,301   1,503,207    8.14
  Subordinated capital notes....................................      495,369      654,730    (159,361) (24.34 )
  Shareholders' equity..........................................    2,412,018    2,326,047      85,971    3.70
BALANCE SHEET (PERIOD AVERAGES):
  Total assets..................................................  $27,613,461  $24,777,061  $2,836,400   11.45 %
  Total loans (3)...............................................   20,290,637   18,480,608   1,810,029    9.79
  Shareholders' equity..........................................    2,465,207    2,266,216     198,991    8.78
FINANCIAL RATIOS:
  Return on average assets (4)..................................         0.93%        1.15%      (0.22)%
  Pro forma return on average assets, excluding after-tax merger
   exp. (4).....................................................         1.21         1.15        0.06
  Return on average common equity (5)...........................        10.65        12.87       (2.23)
  Pro forma return on average common equity, excl. after-tax merger
   exp. (5).....................................................        13.96        12.87        1.09
  Efficiency ratio (6)..........................................        70.52        64.61        5.91
  Pro forma efficiency ratio, excluding merger and integration
   exp. (6).....................................................        62.83        64.61       (1.78)
  Net interest margin (1).......................................         4.84         5.16       (0.33)
  Tier 1 risk-based capital ratio...............................         8.94         9.21       (0.27)
  Total risk-based capital ratio................................        11.24        11.92       (0.68)
  Leverage ratio................................................         8.33         8.71       (0.38)
  Allowance for loan losses to total loans......................         2.66         3.04       (0.38)
  Allowance for loan losses to nonaccrual loans.................       284.78       192.59       92.19
  Net loans charged off to average total loans (7)..............         0.30         0.24        0.06
  Nonperforming and reneg. assets to total loans and foreclosed
   assets.......................................................         1.11         1.80       (0.69)
  Nonperforming and renegotiated assets to total assets.........         0.81         1.31       (0.50)
  Average shareholders' equity to average total assets..........         8.93         9.15       (0.22)

- ------------------------------
(1)  Fully taxable-equivalent.

(2) Amounts prior to merger are based on Union Bank only and do not include the dividend of $145 million paid to Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.

(3) Average balances on loans outstanding include all nonperforming and renegotiated loans.

(4)  Based on annualized net income.

(5)  Based on annualized net income applicable to common stock.

(6)  Noninterest expense excludes foreclosed assets expense.

(7)  Annualized.

ITEM 1.  FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (UNAUDITED)                    (UNAUDITED)
                                                                       JUNE 30,     DECEMBER 31,      JUNE 30,
(DOLLARS IN THOUSANDS)                                                   1996           1995            1995
- -------------------------------------------------------------------  ------------  ---------------  ------------
ASSETS
Cash and due from banks............................................  $  1,951,582   $   2,274,088   $  1,436,760
Interest bearing deposits in banks.................................       914,087         761,310      1,126,369
Federal funds sold and securities purchased under resale
 agreements........................................................       488,240         317,025        441,756
                                                                     ------------  ---------------  ------------
    Total cash and cash equivalents................................     3,353,909       3,352,423      3,004,885
Trading account securities.........................................       544,551         322,283        362,960
Investment securities available for sale...........................     1,917,089       1,960,551      1,496,057
Investment securities held to maturity (market value of $314,203 at
 June 30, 1996, $376,100 at December 31, 1995 and $928,171 at June
 30, 1995).........................................................       309,712         363,287        913,733
Loans..............................................................    20,480,678      20,226,089     18,863,921
Less: Allowance for loan losses....................................       545,345         555,149        573,971
                                                                     ------------  ---------------  ------------
    Net loans......................................................    19,935,333      19,670,940     18,289,950
Premises and equipment, net........................................       424,116         421,921        412,381
Customers' acceptance liability....................................       884,162         719,681        728,191
Goodwill and intangible assets.....................................        97,827         104,529        111,229
Other real estate owned............................................        35,662          36,453         41,260
Other assets.......................................................       612,555         594,791        555,119
                                                                     ------------  ---------------  ------------
    Total assets...................................................  $ 28,114,916   $  27,546,859   $ 25,915,765
                                                                     ------------  ---------------  ------------
                                                                     ------------  ---------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Noninterest bearing..............................................  $  6,696,146   $   7,036,969   $  5,923,056
  Interest bearing.................................................    11,565,169      10,885,810     10,025,328
Deposits in foreign offices:
  Noninterest bearing..............................................       317,082         342,430        328,488
  Interest bearing.................................................     1,387,111       1,389,834      2,185,429
                                                                     ------------  ---------------  ------------
    Total deposits.................................................    19,965,508      19,655,043     18,462,301
Federal funds purchased and securities sold under repurchase
 agreements........................................................     1,130,840       1,301,358      1,413,720
Commercial paper...................................................     1,736,712       1,389,870      1,329,136
Other borrowed funds...............................................       970,848         958,758        506,000
Acceptances outstanding............................................       884,162         719,681        728,191
Other liabilities..................................................       519,459         536,688        495,640
Subordinated capital notes.........................................       495,369         501,369        654,730
                                                                     ------------  ---------------  ------------
    Total liabilities..............................................    25,702,898      25,062,767     23,589,718
                                                                     ------------  ---------------  ------------
SHAREHOLDERS' EQUITY
Parent direct interest in equity of bank subsidiary................       125,320         159,996        150,789
Preferred stock:
  8 3/8% Noncumulative, Series A, 5,400,000 depositary shares,
   authorized and issued...........................................       135,000         135,000        135,000
Common stock -- $5 stated value, authorized 100,000,000 shares, issued 54,757,877 as of June 30, 1996, 54,670,283 as of December
 31, 1995 and 54,620,433 as of June 30, 1995.......................       273,789         273,351        273,102
Capital surplus....................................................     1,312,825       1,309,094      1,304,757
Retained earnings..................................................       561,040         583,283        453,305
Cumulative translation adjustment..................................        (2,157)           (972)          (163)
Net unrealized gain on investment securities available for sale....         6,201          24,340          9,257
                                                                     ------------  ---------------  ------------
    Total shareholders' equity.....................................     2,412,018       2,484,092      2,326,047
                                                                     ------------  ---------------  ------------
    Total liabilities and shareholders' equity.....................  $ 28,114,916   $  27,546,859   $ 25,915,765
                                                                     ------------  ---------------  ------------
                                                                     ------------  ---------------  ------------

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                       FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,        ENDED JUNE 30,
                                                                       --------------------  --------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                            1996       1995       1996       1995
- ---------------------------------------------------------------------  ---------  ---------  ---------  ---------
INTEREST INCOME
  Loans..............................................................  $ 413,029  $ 399,155  $ 832,914  $ 781,822
  Investment securities -- taxable...................................     32,099     29,023     64,862     54,385
  Investment securities -- tax exempt................................      2,671      3,247      5,400      6,572
  Interest bearing deposits in banks.................................     11,827     15,053     26,094     29,144
  Federal funds sold and securities purchased under resale
   agreements........................................................      7,396      4,238     15,815      7,680
  Trading account securities.........................................      6,579      5,349     11,584      9,099
                                                                       ---------  ---------  ---------  ---------
      Total interest income..........................................    473,601    456,065    956,669    888,702
                                                                       ---------  ---------  ---------  ---------
INTEREST EXPENSE
  Deposits in domestic offices.......................................    107,081     84,574    215,659    156,651
  Deposits in foreign offices........................................     17,687     26,100     35,410     51,859
  Federal funds purchased and securities sold under repurchase
   agreements........................................................     12,162     23,765     30,573     43,495
  Commercial paper...................................................     23,226     21,140     43,963     41,837
  Other borrowed funds...............................................     17,317      5,993     31,035     12,715
  Subordinated capital notes.........................................      7,889     11,517     16,124     22,675
                                                                       ---------  ---------  ---------  ---------
      Total interest expense.........................................    185,362    173,089    372,764    329,232
                                                                       ---------  ---------  ---------  ---------
NET INTEREST INCOME..................................................    288,239    282,976    583,906    559,470
Provision for loan losses............................................     10,000     12,500     20,000     32,500
                                                                       ---------  ---------  ---------  ---------
      Net interest income after provision for loan losses............    278,239    270,476    563,906    526,970
NONINTEREST INCOME
  Service charges on deposit accounts................................     25,067     23,916     49,028     47,149
  Trust fees.........................................................     23,309     22,431     45,557     42,256
  International services and foreign exchange........................     20,454     22,928     40,418     44,400
  Credit card merchant fees..........................................     12,905     11,409     24,503     21,812
  Investment securities gains (losses), net..........................      2,621       (103)     3,237     (1,320)
  Other..............................................................     21,194     18,221     45,681     38,578
                                                                       ---------  ---------  ---------  ---------
      Total noninterest income.......................................    105,550     98,802    208,424    192,875
                                                                       ---------  ---------  ---------  ---------
NONINTEREST EXPENSE
  Salaries and employee benefits.....................................    139,964    132,772    282,315    267,931
  Net occupancy......................................................     24,270     23,126     46,225     46,675
  Equipment..........................................................     13,336     13,937     27,149     26,659
  Foreclosed asset expense (income)..................................        867         33      4,141       (132)
  Merger and integration.............................................     61,266     --         61,266     --
  Other..............................................................     74,081     76,904    144,712    148,469
                                                                       ---------  ---------  ---------  ---------
      Total noninterest expense......................................    313,784    246,772    565,808    489,602
                                                                       ---------  ---------  ---------  ---------
Income before income taxes...........................................     70,005    122,506    206,522    230,243
Income tax expense...................................................     25,597     44,737     78,848     89,537
                                                                       ---------  ---------  ---------  ---------
NET INCOME...........................................................  $  44,408  $  77,769  $ 127,674  $ 140,706
                                                                       ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------
NET INCOME APPLICABLE TO:
  Common stock.......................................................  $  39,096  $  70,323  $ 115,864  $ 126,774
                                                                       ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------
  Parent direct interest in bank subsidiary..........................  $   2,486  $   4,619  $   6,158  $   8,279
                                                                       ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------
NET INCOME PER AVERAGE COMMON SHARE..................................  $    0.71  $    1.29  $    2.12  $    2.33
                                                                       ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------
WEIGHTED AVERAGE COMMON SHARES (IN THOUSANDS)........................     54,752     54,602     54,721     54,436
                                                                       ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                         ------------------------
(DOLLARS IN THOUSANDS)                                                                      1996         1995
- ---------------------------------------------------------------------------------------  -----------  -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income...........................................................................  $   127,674  $   140,706
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses..........................................................       20,000       32,500
    Depreciation and amortization......................................................       32,196       29,245
    Valuation adjustments on other real estate owned...................................        1,046          932
    Provision for deferred income taxes................................................       19,482       32,122
    (Gain) loss on sales of investment securities available for sale...................       (3,149)       1,410
    Gain on sale of assets, net........................................................       (3,157)      (1,933)
    Accretion of loan fees.............................................................      (11,239)      (8,228)
    Deferral of loan costs.............................................................       (5,377)      (3,735)
    Proceeds from sale of loans held for sale..........................................       53,512        7,727
    Increase in loans held for sale....................................................      (27,449)      (8,174)
    Increase in trading account securities.............................................     (210,589)    (162,595)
    Increase (decrease) in interest payable............................................      (25,001)      21,718
    (Increase) decrease in interest receivable.........................................       12,358      (10,904)
    Increase (decrease) in accrued expense.............................................       (2,159)      78,091
    Other, net.........................................................................     (119,615)     (54,800)
                                                                                         -----------  -----------
      Total adjustments................................................................     (269,141)     (46,624)
                                                                                         -----------  -----------
  Net cash provided (used) by operating activities.....................................     (141,467)      94,082
                                                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale......................       11,667       61,306
  Proceeds from matured and called investment securities available for sale............      495,606      369,056
  Purchase of investment securities available for sale.................................     (419,552)    (790,509)
  Proceeds from sales of investment securities held to maturity........................            0          506
  Proceeds from matured and called investment securities held to maturity..............       50,687       60,312
  Purchase of investment securities held to maturity...................................      --          (121,882)
  Net increase in loans................................................................     (292,040)    (810,518)
  Purchase of premises and equipment...................................................      (36,948)     (34,349)
  Proceeds from sales of OREO and other assets.........................................       16,034       27,106
                                                                                         -----------  -----------
    Net cash used in investing activities..............................................     (174,546)  (1,238,972)
                                                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.............................................................      310,465    1,052,564
  Net decrease in federal funds purchased and securities sold under repurchase
   agreements..........................................................................     (170,518)    (143,725)
  Net increase in other borrowed funds.................................................      358,932       78,820
  Maturity and redemption of subordinated capital notes and long-term debt.............       (6,000)      (1,133)
  Dividend reinvestment................................................................        1,193       17,075
  Dividends paid.......................................................................     (181,734)     (13,660)
                                                                                         -----------  -----------
    Net cash provided by financing activities..........................................      312,338      989,941
                                                                                         -----------  -----------
Net decrease in cash and cash equivalents..............................................       (3,675)    (154,949)
Cash and cash equivalents at beginning of period.......................................    3,352,423    3,153,713
Foreign exchange revaluation gain......................................................        5,161        6,121
                                                                                         -----------  -----------
Cash and cash equivalents at end of period.............................................  $ 3,353,909  $ 3,004,885
                                                                                         -----------  -----------
                                                                                         -----------  -----------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Loans transferred to OREO............................................................  $    17,629  $    19,104
  In-substance foreclosures reclassified from OREO to loans............................      --             7,180
CASH PAID DURING THE PERIOD FOR:
  Interest.............................................................................  $   373,902  $   334,686
  Income taxes.........................................................................       43,249       57,149

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                             NET
                                                                                                         UNREALIZED
                                PARENT                                                                   GAIN(LOSS)
                                DIRECT                                                                  ON INVESTMENT
                              INTEREST IN                                                  CUMULATIVE    SECURITIES
                                 BANK       PREFERRED     COMMON      CAPITAL   RETAINED   TRANSLATION  AVAILABLE FOR
(DOLLARS IN THOUSANDS)        SUBSIDIARY      STOCK        STOCK      SURPLUS   EARNINGS   ADJUSTMENT       SALE         TOTAL
- ----------------------------  -----------  -----------  -----------  ---------  ---------  -----------  -------------  ---------
Balance at December 31,
 1994.......................   $ 141,607    $ 135,000    $ 269,790   $1,288,662 $ 353,417   $    (849)    $  (8,425)   $2,179,202
Dividend reinvestment
 plan.......................                                 2,964      14,111                                            17,075
Stock options exercised.....                                    13          56                                                69
Deferred compensation --
 restricted stock...........                                   335       1,928     (1,463)                                   800
Dividends declared on
 preferred stock............                                                       (5,653)                                (5,653)
Dividends declared on common
 stock......................                                                      (25,423)                               (25,423)
Net income..................       8,279                                          132,427                                140,706
Change in unrealized gain
 (loss) on investment
 securities available for
 sale, net of taxes.........         771                                                                     17,682       18,453
Change in translation
 adjustment.................         132                                                          686                        818
                              -----------  -----------  -----------  ---------  ---------  -----------  -------------  ---------
Balance at June 30, 1995....   $ 150,789    $ 135,000    $ 273,102   $1,304,757 $ 453,305   $    (163)    $   9,257    $2,326,047
                              -----------  -----------  -----------  ---------  ---------  -----------  -------------  ---------
                              -----------  -----------  -----------  ---------  ---------  -----------  -------------  ---------

Balance at December 31,
 1995.......................   $ 159,996    $ 135,000    $ 273,351   $1,309,094 $ 583,283   $    (972)    $  24,340    $2,484,092
Dividend reinvestment
 plan.......................                                   116       1,077                                             1,193
Stock options exercised.....                                   110         559                                               669
Deferred compensation --
 restricted stock...........                                   212       2,095     (1,147)                                 1,160
Dividends declared on
 preferred stock............                                                       (5,652)                                (5,652)
Dividends declared on common
 stock......................     (39,880)                                        (136,960)                              (176,840)
Net income..................       6,158                                          121,516                                127,674
Change in unrealized gain
 (loss) on investment
 securities available for
 sale, net of taxes.........        (865)                                                                   (18,139)     (19,004)
Change in translation
 adjustment.................         (89)                                                      (1,185)                    (1,274)
                              -----------  -----------  -----------  ---------  ---------  -----------  -------------  ---------
Balance at June 30, 1996....   $ 125,320    $ 135,000    $ 273,789   $1,312,825 $ 561,040   $  (2,157)    $   6,201    $2,412,018
                              -----------  -----------  -----------  ---------  ---------  -----------  -------------  ---------
                              -----------  -----------  -----------  ---------  ---------  -----------  -------------  ---------

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION
    The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with GAAP. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Union Bank's Annual Report on FDIC Form F-2 for the year ended December 31, 1995 included as an exhibit to the Company's Form 8-K filed on April 1, 1996.

    In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition as of June 30, 1996 and 1995, and December 31, 1995, the results of operations for the three months and six months ended June 30, 1996 and 1995 and the statements of cash flows for the six months ended June 30, 1996 and 1995.

    Primary and fully diluted earnings per share are computed based on the weighted average number of common shares and equivalent common shares outstanding during the period. Both the Stock Options and the Restricted Stock are common stock equivalents. For the periods presented, the Stock Options and the Restricted Stock did not have a dilutive effect and are not included in the Company's earnings per share calculation.

NOTE 2 -- MERGER; COMBINATION OF UNION BANK AND BANCAL TRI-STATE CORPORATION
    The combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A., was completed on April 1, 1996, resulting in UnionBanCal Corporation and its banking subsidiary now known as Union Bank of California, N.A. The merger was effected by the issuance of 18,134,037 shares of Union Bank common stock in exchange for all the outstanding common shares of BanCal Tri-State Corporation.

    UnionBanCal Corporation is a bank holding company with consolidated assets of $28.1 billion and maintains its headquarters in San Francisco, California. Its primary banking subsidiary is Union Bank of California, N.A., which has more than 240 banking offices in California, 5 banking offices in Oregon and Washington and 16 overseas facilities. UnionBanCal Corporation is 81 percent owned by The Bank of Tokyo-Mitsubishi, Ltd., and 19 percent owned by other shareholders. Union Bank of California, N.A., is 94 percent owned by UnionBanCal Corporation and 6 percent owned by The Bank of Tokyo-Mitsubishi, Ltd.

    The combination was accounted for as a reorganization of entities under common control (similar to a pooling of interests). Accordingly, all historical financial information has been restated as if the combination had been in effect for all periods presented.

    In connection with the merger, $61 million of merger and integration expenses were recognized in the second quarter of 1996. These expenses included severance, retention, and other employee related expenses ($21 million); charges incurred in connection with the planned disposition of certain facilities ($28 million); professional fees ($6 million); and other merger and integration related expenses ($6 million).

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 2 -- MERGER; COMBINATION OF UNION BANK AND BANCAL TRI-STATE
          CORPORATION (CONTINUED)
    It is expected that additional merger-related costs which do not qualify for current recognition will be incurred over the next year. These costs, which are expected to be substantially less than the second quarter amount, will also be classified as merger and integration expense when incurred.

    For additional information in regard to the combination refer to Union Bank's Proxy Statement dated January 8, 1996, included as an exhibit to the Company's Form 8-K filed with the Securities Exchange Commission on April 1, 1996.

    The following presents certain financial data pertaining to the combination of Union Bank with BanCal Tri-State Corporation for the first quarter of 1996:

                                                                        FIRST QUARTER
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)                                1996
- ----------------------------------------------------------------------  -------------
Net interest income and noninterest income:
  Union Bank, as originally reported..................................    $   284.3
  BanCal Tri-State Corporation........................................    $   114.2
  UnionBanCal Corporation.............................................    $   398.5
Net income:
  Union Bank, as originally reported..................................    $    60.5
  BanCal Tri-State Corporation........................................    $    22.8
  UnionBanCal Corporation.............................................    $    83.3
Net income per average common share:
  Union Bank, as originally reported..................................    $    1.58
  BanCal Tri-State....................................................    $    1.05
  UnionBanCal Corporation.............................................    $    1.40

NOTE 3 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
    On January 1, 1996, the Company adopted three recently issued Statements of Financial Accounting Standards ("SFAS"). The standards and their impact on the Company are described below.

    SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" addresses the accounting for the impairment of long-lived assets, such as premises, furniture and equipment, certain identifiable intangibles and goodwill related to those assets. Long-lived assets and certain identifiable intangibles are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the future cash flows (undiscounted and without interest charges expected from the use of the asset and its eventual disposition) is less than the carrying amount of the asset. The Statement also requires that long-lived assets and identifiable intangibles, except for assets of a discontinued operation held for disposal, be accounted for at the lower of cost or fair value less cost to sell. The Company has implemented SFAS No. 121 and, except for the effects of the writedown of certain assets and leases in connection with the recognition of merger and integration costs, has determined that the measurement of impairment loss is not material.

    SFAS No. 122, "Accounting for Mortgage Servicing Rights," an amendment of SFAS No. 65 requires that the Company recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. Previously, only purchased servicing rights were capitalizable as an asset, whereas internally originated servicing rights were expensed. The Statement also requires that capitalized excess servicing receivables be assessed for impairment based on fair value. This Statement did not have a material impact on the Company's financial condition, results of operations, cash flows or related disclosures.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 3 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
    SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock and stock appreciation rights. The Statement defines a "fair value-based method" of accounting for employee stock options and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation for those plans using the "intrinsic value-based method" under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion No. 25).

    Substantially all of the Company's stock options have no intrinsic value at grant date, and under Opinion No. 25 no compensation cost is recognized for them. Compensation cost is recognized for other types of stock-based compensation plans under Opinion No. 25, including plans with variable, usually performance-based, features. SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. An employer that continues to apply the accounting provisions of Opinion No. 25 will disclose pro forma amounts that reflect the difference between compensation cost, if any, included in net income and the related cost measured by the fair value-based method, including tax effects, that would have been recognized in the income statement if the fair value-based method had been used. The Company will continue to apply Opinion No. 25 in accounting for stock-based compensation plans.

    In June of 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This statement establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This statement is effective for transfers of assets and extinguishments of liabilities after December 31, 1996, applied prospectively. Earlier adoption or retroactive application of this statement is not permitted. Management will be reviewing this statement during the remainder of 1996 to determine its effect on the Company's financial statements.

NOTE 4 -- INCOME TAXES
    During the second quarter of 1996, a reduction of $5 million was recorded in income tax expense reflecting a favorable settlement of a unitary tax issue with the State of California.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
    The combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A., was completed on April 1, 1996, resulting in UnionBanCal Corporation and its banking subsidiary now known as Union Bank of California, N.A.

    The combination was accounted for as a reorganization of entities under common control (similar to a pooling of interests). Accordingly, all historical financial information has been restated as if the combination had been in effect for all periods presented.

    To facilitate the discussion of the results of operations, Table 1 -- Analysis of Earnings is included on page 12. This analysis supplements the Condensed Consolidated Statements of Income on Page 5 (which are prepared in accordance with GAAP) primarily with respect to the treatment of merger and integration expense. Management believes that it is meaningful to understand the operating results and trends excluding these expenses and, therefore, has included this table which presents income before merger and integration expense and income taxes. In addition, the Table includes net income, net income applicable to common stock, and net income per average common share including the merger and integration expenses and on a proforma basis excluding the merger and integration expenses (after-tax).

SUMMARY
    For the second quarter of 1996, net income was $44 million after $38 million of merger and integration related expenses (after-tax) recorded in connection with the April 1, 1996 combination of Union Bank and BanCal Tri-State Corporation. This compared with $78 million in the second quarter of 1995. Pro forma earnings excluding merger and integration expense was $83 million, a 6 percent increase over the comparable quarter a year ago. Other highlights comparing the second quarter of 1996 with the comparable quarter a year ago are as follows:

       Pro forma earnings per average common share excluding after-tax merger and integration expense increased from $1.29 to $1.37.

       Income before merger and integration expense and income taxes was $133 million, an $8 million, or 6 percent, increase.

       Gross revenue (on a taxable-equivalent basis) was $396 million, an $11 million, or 3 percent, increase.

       Noninterest expense (excluding merger and integration expense) was $253 million, a $6 million, or 2 percent, increase.

       Excluding the after-tax effect of merger and integration expense, the pro forma return on average assets decreased slightly to 1.20 percent from 1.24 percent, while the pro forma return on average common equity decreased to 13.95 percent from 14.00 percent.

       Period-end loans increased by 9 percent.

       Total nonperforming and renegotiated assets dropped by $112 million and the ratio to total assets decreased to 0.81 percent from 1.31 percent.

       The Tier 1 and Total risk-based capital ratios were 8.94 percent and 11.24 percent, respectively, compared with 9.21 percent and
       11.92 percent.

    For the six months ended June 30, 1996, net income was $128 million, compared with $141 million in the first half of 1995. Pro forma earnings, excluding the after-tax effect of merger and integration expense, were $166 million, an 18 percent increase over the first six months of 1995. Other highlights comparing these two time periods include:

       Pro forma earnings per average common share excluding after tax merger and integration expense increased from $2.33 to $2.78.

       Income before merger and integration expense and income taxes was $272 million, a $36 million, or 15 percent, increase.

       Gross revenue (on a taxable-equivalent basis) was $796 million, a $38 million, or 5 percent, increase.

       Noninterest expense (excluding merger and integration expense) was $505 million, a $15 million, or 3 percent, increase.

       Excluding after-tax merger and integration expense, the pro forma return on average assets improved to 1.21 percent from 1.15 percent, while the pro forma return on average common equity increased to 13.96 percent from 12.87 percent.

TABLE 1 -- ANALYSIS OF EARNINGS

                                                                                                                FOR THE SIX MONTHS
                                                                 FOR THE THREE MONTHS ENDED                           ENDED
                                               --------------------------------------------------------------  --------------------
                                               JUNE 30,    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,  JUNE 30,   JUNE 30,   JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)    1996        1996          1995          1995         1995       1996       1995
- ---------------------------------------------  ---------  -----------  ------------  -------------  ---------  ---------  ---------
EARNINGS SUMMARY
  Interest income (1)........................  $ 475,625   $ 485,196    $  494,399    $   471,057   $ 458,924  $ 960,821  $ 894,382
  Interest expense...........................    185,362     187,401       193,127        182,394     173,089    372,763    329,232
                                               ---------  -----------  ------------  -------------  ---------  ---------  ---------
  Net interest income (1)....................    290,263     297,795       301,272        288,663     285,835    588,058    565,150
  Provision for loan losses..................     10,000      10,000         8,750         12,000      12,500     20,000     32,500
  Noninterest income.........................    105,550     102,874       100,981         98,622      98,802    208,424    192,875
  Noninterest expense, excluding merger and
   integration expense.......................    252,518     252,024       251,737        236,228     246,772    504,542    489,602
                                               ---------  -----------  ------------  -------------  ---------  ---------  ---------
  Income before merger and integration
   expense and income taxes (1)..............    133,295     138,645       141,766        139,057     125,365    271,940    235,923
  Merger and integration expense.............     61,266      --            --            --           --         61,266     --
                                               ---------  -----------  ------------  -------------  ---------  ---------  ---------
  Income before income taxes (1).............     72,029     138,645       141,766        139,057     125,365    210,674    235,923
  Taxable-equivalent adjustment..............      2,024       2,128         2,234          2,529       2,859      4,152      5,680
  Income tax expense.........................     25,597      53,251        51,149         52,675      44,737     78,848     89,537
                                               ---------  -----------  ------------  -------------  ---------  ---------  ---------
  Net income.................................  $  44,408   $  83,266    $   88,383    $    83,853   $  77,769  $ 127,674  $ 140,706
                                               ---------  -----------  ------------  -------------  ---------  ---------  ---------
                                               ---------  -----------  ------------  -------------  ---------  ---------  ---------
  Net income applicable to:..................
    Common stock.............................  $  39,096   $  76,768    $   80,736    $    76,686   $  70,323  $ 115,864  $ 126,774
                                               ---------  -----------  ------------  -------------  ---------  ---------  ---------
                                               ---------  -----------  ------------  -------------  ---------  ---------  ---------
    Parent direct interest in bank
     subsidiary..............................  $   2,486   $   3,672    $    4,821    $     4,341   $   4,619  $   6,158  $   8,279
                                               ---------  -----------  ------------  -------------  ---------  ---------  ---------
                                               ---------  -----------  ------------  -------------  ---------  ---------  ---------

RECAP OF EARNINGS
  Net income.................................  $  44,408   $  83,266    $   88,383    $    83,853   $  77,769  $ 127,674  $ 140,706
  Merger and integration expense (after-
   tax)......................................     38,323      --            --            --           --         38,323     --
                                               ---------  -----------  ------------  -------------  ---------  ---------  ---------
  Pro forma earnings, excluding merger and
   integration expense.......................  $  82,731   $  83,266    $   88,383    $    83,853   $  77,769  $ 165,997  $ 140,706
                                               ---------  -----------  ------------  -------------  ---------  ---------  ---------
                                               ---------  -----------  ------------  -------------  ---------  ---------  ---------
  Net income applicable to common stock......  $  39,096   $  76,768    $   80,736    $    76,686   $  70,323  $ 115,864  $ 126,774
  Merger and integration expense (after-tax),
   applicable to common stock................     36,036      --            --            --           --         36,036     --
                                               ---------  -----------  ------------  -------------  ---------  ---------  ---------
  Pro forma earnings applicable to common
   stock, excluding merger and integration
   expense...................................  $  75,132   $  76,768    $   80,736    $    76,686   $  70,323  $ 151,900  $ 126,774
                                               ---------  -----------  ------------  -------------  ---------  ---------  ---------
                                               ---------  -----------  ------------  -------------  ---------  ---------  ---------

PER AVERAGE COMMON SHARE
  Net income (2).............................  $    0.71   $    1.40    $     1.48    $      1.40   $    1.29  $    2.12  $    2.33
  Merger and integration expense (after-tax)
   (2).......................................       0.66      --            --            --           --           0.66     --
                                               ---------  -----------  ------------  -------------  ---------  ---------  ---------
  Pro forma earnings, excluding merger and
   integration expense (2)...................  $    1.37   $    1.40    $     1.48    $      1.40   $    1.29  $    2.78  $    2.33
                                               ---------  -----------  ------------  -------------  ---------  ---------  ---------
                                               ---------  -----------  ------------  -------------  ---------  ---------  ---------
  Dividends (3)..............................  $    0.35   $    0.35    $     0.35    $      0.35   $    0.35  $    0.70  $    0.70
  Book value (end of period).................  $   39.29   $   39.07    $    40.04    $     38.52   $   37.35  $   39.29  $   37.35
  Weighted average common shares outstanding
   (4).......................................     54,752      54,690        54,665         54,641      54,602     54,721     54,436

- ------------------------------
(1)  Includes   amounts  to  convert   tax-exempt  income,  primarily  municipal
     securities income, to a taxable-equivalent basis.

(2)  Based on net income applicable to common stock.

(3) Amounts prior to merger are based on Union Bank only and do not include the dividend of $145 million paid to Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.

(4)  In thousands.

NET INTEREST INCOME

    The Company's operating results depend primarily on net interest income (the difference between the interest earned on loans and investments less interest expense on deposit accounts and borrowings). Primary factors affecting the level of net interest income include the Company's interest rate margin between the yield earned on interest earning assets and the rate paid on interest bearing liabilities, as well as the volume and composition of average interest earning assets and interest bearing liabilities.

    Net interest income before the provision for loan losses, on a fully taxable-equivalent basis was $290 million for the second quarter of 1996 and $286 million for the second quarter of 1995. This increase of $4 million was primarily attributable to an increase in the volume of loans the Bank has originated and a reduction in the level of nonperforming and renegotiated assets in comparison to a year ago, partly offset by the effect of a decrease in the net interest margin from 5.11 percent to 4.77 percent. This decrease was primarily attributable to a decrease in the proportion of funding provided by noninterest bearing and lower cost (interest bearing, savings and consumer time) sources of funds and to an increase in the cost of such funding sources while other rates declined. The proportion of funding of earning assets provided by noninterest bearing and other lower cost sources of funds decreased from 63 percent in the second quarter of 1995 to 60 percent in the second quarter of 1996 primarily due to loan growth.

    Net interest income before the provision for loan losses, on a fully taxable-equivalent basis was $588 million for the first half of 1996 and $565 million for the first half of 1995. The same factors discussed above accounted for this increase. The increase of $23 million was primarily attributable to an increase in the volume of loans the Bank has originated and a reduction in the level of nonperforming and renegotiated assets in comparison to a year ago, partly offset by the effect of a decrease in the net interest margin from 5.16 percent to 4.84 percent. This decrease was primarily attributable to a decrease in the proportion of funding provided by noninterest bearing and lower cost (interest bearing, savings and consumer time) sources of funds and to an increase in the cost of such funding sources while other rates declined. The proportion of funding provided by noninterest bearing and other lower cost sources of funds decreased from 64 percent in the first half of 1995 to 60 percent in the first half of 1996 primarily due to loan growth.

TABLE 2 -- CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES

                                                                                   FOR THE THREE MONTHS ENDED
                                                                ----------------------------------------------------------------
                                                                           JUNE 30, 1996                    MARCH 31, 1996
                                                                ------------------------------------  --------------------------
                                                                              INTEREST                                INTEREST
                                                                  AVERAGE      INCOME/     AVERAGE      AVERAGE       INCOME/
(DOLLARS IN THOUSANDS)                                            BALANCE      EXPENSE    RATE (1)      BALANCE       EXPENSE
- --------------------------------------------------------------  ------------  ---------  -----------  ------------  ------------
ASSETS
Loans: (2)
  Domestic....................................................  $ 19,273,264  $ 396,804        8.28%  $ 18,993,197  $    401,441
  Foreign.....................................................     1,114,212     16,850        6.08      1,200,601        19,173
Investment securities:
  Taxable.....................................................     2,082,598     32,099        6.20      2,114,805        32,754
  Tax-exempt..................................................       157,246      4,065       10.40        161,818         4,136
Interest bearing deposits in banks............................       834,149     11,827        5.70        968,414        14,267
Federal funds sold and securities purchased under resale
 agreements...................................................       547,527      7,396        5.43        603,083         8,419
Trading account securities....................................       483,769      6,584        5.47        352,097         5,006
                                                                ------------  ---------               ------------  ------------
    Total earning assets......................................    24,492,765    475,625        7.81     24,394,015       485,196
                                                                              ---------                             ------------
Allowance for loan losses.....................................      (546,744)                             (554,717)
Cash and due from banks.......................................     1,920,112                             1,859,210
OREO..........................................................        32,641                                38,354
Premises and equipment, net...................................       431,592                               424,530
Other assets..................................................     1,467,835                             1,267,329
                                                                ------------                          ------------
    Total assets..............................................  $ 27,798,201                          $ 27,428,721
                                                                ------------                          ------------
                                                                ------------                          ------------

LIABILITIES
Deposits in domestic offices:
  Interest bearing............................................  $  4,809,139     32,135        2.69%  $  4,797,823        31,863
  Savings and consumer time...................................     2,945,632     26,773        3.66      2,916,873        26,897
  Large time..................................................     3,724,593     48,173        5.20      3,753,599        49,818
Deposits in foreign offices...................................     1,488,980     17,687        4.78      1,497,434        17,723
                                                                ------------  ---------               ------------  ------------
    Total interest bearing deposits...........................    12,968,344    124,768        3.87     12,965,729       126,301
                                                                ------------  ---------               ------------  ------------
Federal funds purchased and securities sold under repurchase
 agreements...................................................     1,187,722     12,162        4.12      1,353,185        18,411
Subordinated capital notes....................................       495,369      7,889        6.41        497,413         8,235
Other borrowed funds..........................................     2,867,807     40,543        5.69      2,511,897        34,454
                                                                ------------  ---------               ------------  ------------
    Total borrowed funds......................................     4,550,898     60,594        5.36      4,362,495        61,100
                                                                ------------  ---------               ------------  ------------
    Total interest bearing liabilities........................    17,519,242    185,362        4.26     17,328,224       187,401
                                                                              ---------                             ------------
Demand deposits...............................................     6,599,174                             6,462,654
Other liabilities.............................................     1,253,318                             1,133,896
                                                                ------------                          ------------
    Total liabilities.........................................    25,371,734                            24,924,774

SHAREHOLDERS' EQUITY..........................................     2,426,467                             2,503,947
                                                                ------------                          ------------
    Total liabilities and shareholders' equity................  $ 27,798,201                          $ 27,428,721
                                                                ------------                          ------------
                                                                ------------                          ------------
Net interest income/margin (3)................................                  290,263        4.77                      297,795
Less taxable-equivalent adjustment............................                    2,024                                    2,128
                                                                              ---------                             ------------
    Net interest income.......................................                $ 288,239                             $    295,667
                                                                              ---------                             ------------
                                                                              ---------                             ------------

                                                                  AVERAGE
(DOLLARS IN THOUSANDS)                                           RATE (1)
- --------------------------------------------------------------  -----------
ASSETS
Loans: (2)
  Domestic....................................................        8.50%
  Foreign.....................................................        6.42
Investment securities:
  Taxable.....................................................        6.23
  Tax-exempt..................................................       10.28
Interest bearing deposits in banks............................        5.93
Federal funds sold and securities purchased under resale
 agreements...................................................        5.61
Trading account securities....................................        5.72
    Total earning assets......................................        8.00
Allowance for loan losses.....................................
Cash and due from banks.......................................
OREO..........................................................
Premises and equipment, net...................................
Other assets..................................................
    Total assets..............................................
LIABILITIES
Deposits in domestic offices:
  Interest bearing............................................        2.67%
  Savings and consumer time...................................        3.71
  Large time..................................................        5.34
Deposits in foreign offices...................................        4.76
    Total interest bearing deposits...........................        3.92
Federal funds purchased and securities sold under repurchase
 agreements...................................................        5.47
Subordinated capital notes....................................        6.66
Other borrowed funds..........................................        5.52
    Total borrowed funds......................................        5.63
    Total interest bearing liabilities........................        4.35
Demand deposits...............................................
Other liabilities.............................................
    Total liabilities.........................................
SHAREHOLDERS' EQUITY..........................................
    Total liabilities and shareholders' equity................
Net interest income/margin (3)................................        4.91
Less taxable-equivalent adjustment............................
    Net interest income.......................................

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

(3)  Fully taxable-equivalent basis.

TABLE 2 -- CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES (CONTINUED)

                                                                   FOR THE THREE MONTHS ENDED
                                ------------------------------------------------------------------------------------------------
                                      DECEMBER 31, 1995                SEPTEMBER 30, 1995                 JUNE 30, 1995
                                ------------------------------   ------------------------------   ------------------------------
                                             INTEREST  AVERAGE                INTEREST  AVERAGE                INTEREST  AVERAGE
                                  AVERAGE    INCOME/    RATE       AVERAGE    INCOME/    RATE       AVERAGE    INCOME/    RATE
(DOLLARS IN THOUSANDS)            BALANCE    EXPENSE     (1)       BALANCE    EXPENSE     (1)       BALANCE    EXPENSE     (1)
- ------------------------------  -----------  --------  -------   -----------  --------  -------   -----------  --------  -------
ASSETS
Loans: (2)
  Domestic....................  $18,586,389  $407,763    8.70%   $17,940,324  $390,656    8.64%   $17,537,030  $381,614    8.73%
  Foreign.....................    1,219,905    19,553    6.36      1,138,696    17,784    6.20      1,138,586    18,757    6.61
Investment securities:
  Taxable.....................    2,213,092    33,517    6.01      2,162,511    32,399    5.94      1,992,559    28,977    5.83
  Tax-exempt..................      169,879     4,348   10.15        182,245     4,642   10.11        198,274     4,937    9.99
Interest bearing deposits in
 banks........................      838,765    13,064    6.18      1,031,802    15,993    6.15        948,674    15,053    6.36
Federal funds sold and
 securities purchased under
 resale agreements............      657,534     9,836    5.93        310,897     4,731    6.04        272,193     4,238    6.25
Trading account securities....      414,307     6,318    6.05        318,644     4,852    6.04        343,656     5,349    6.24
                                -----------  --------            -----------  --------            -----------  --------
    Total earning assets......   24,099,871   494,399    8.14     23,085,119   471,057    8.10     22,430,972   458,924    8.21
                                             --------                         --------                         --------
Allowance for loan losses.....     (562,656)                        (574,509)                        (581,008)
Cash and due from banks.......    1,867,042                        1,642,240                        1,489,950
OREO..........................       39,044                           40,556                           39,400
Premises and equipment, net...      421,470                          419,591                          411,338
Other assets..................    1,314,033                        1,366,951                        1,348,315
                                -----------                      -----------                      -----------
    Total assets..............  $27,178,804                      $25,979,948                      $25,138,967
                                -----------                      -----------                      -----------
                                -----------                      -----------                      -----------
LIABILITIES
Deposits in domestic offices:
  Interest bearing............  $ 4,865,000    33,245    2.71%   $ 4,782,958    31,772    2.64%   $ 4,822,166    31,556    2.62%
  Savings and consumer time...    2,884,856    27,174    3.74      2,880,631    26,780    3.69      2,846,821    25,189    3.55
  Large time..................    3,175,021    45,033    5.63      2,656,523    37,528    5.60      2,261,144    27,829    4.94
Deposits in foreign offices...    1,624,207    20,782    5.08      1,753,074    23,206    5.25      1,889,588    26,100    5.54
                                -----------  --------            -----------  --------            -----------  --------
    Total interest bearing
     deposits.................   12,549,084   126,234    3.99     12,073,186   119,286    3.92     11,819,719   110,674    3.76
                                -----------  --------            -----------  --------            -----------  --------
Federal funds purchased and
 securities sold under
 repurchase agreements........    1,401,609    20,247    5.73      1,582,804    22,806    5.72      1,612,108    23,765    5.91
Subordinated capital notes....      528,206     9,180    6.90        614,521    10,683    6.90        655,574    11,517    7.05
Other borrowed funds..........    2,552,228    37,466    5.82      2,017,725    29,619    5.82      1,807,363    27,133    6.02
                                -----------  --------            -----------  --------            -----------  --------
    Total borrowed funds......    4,482,043    66,893    5.92      4,215,050    63,108    5.94      4,075,045    62,415    6.14
                                -----------  --------            -----------  --------            -----------  --------
    Total interest bearing
     liabilities..............   17,031,127   193,127    4.50     16,288,236   182,394    4.44     15,894,764   173,089    4.37
                                             --------                         --------                         --------
Demand deposits...............    6,516,502                        6,137,218                        5,770,138
Other liabilities.............    1,196,528                        1,193,830                        1,177,160
                                -----------                      -----------                      -----------
    Total liabilities.........   24,744,157                       23,619,284                       22,842,062
SHAREHOLDERS' EQUITY..........    2,434,647                        2,360,664                        2,296,905
                                -----------                      -----------                      -----------
    Total liabilities and
     shareholders' equity.....  $27,178,804                      $25,979,948                      $25,138,967
                                -----------                      -----------                      -----------
                                -----------                      -----------                      -----------
Net interest income/margin
 (3)..........................                301,272    4.96                  288,663    4.96                  285,835    5.11
Less taxable-equivalent
 adjustment...................                  2,234                            2,529                            2,859
                                             --------                         --------                         --------
    Net interest income.......               $299,038                         $286,134                         $282,976
                                             --------                         --------                         --------
                                             --------                         --------                         --------

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

(3)  Fully taxable-equivalent basis.

TABLE 2 -- CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES (CONTINUED)

                                                   FOR THE SIX MONTHS ENDED
                                ---------------------------------------------------------------
                                        JUNE 30, 1996                    JUNE 30, 1995
                                ------------------------------   ------------------------------
                                             INTEREST  AVERAGE                INTEREST  AVERAGE
                                  AVERAGE    INCOME/    RATE       AVERAGE    INCOME/    RATE
(DOLLARS IN THOUSANDS)            BALANCE    EXPENSE     (1)       BALANCE    EXPENSE     (1)
- ------------------------------  -----------  --------  -------   -----------  --------  -------
ASSETS
Loans: (2)
  Domestic....................  $19,133,231  $798,245    8.39%   $17,336,735  $746,327    8.68%
  Foreign.....................    1,157,406    36,023    6.26      1,143,873    37,841    6.67
Investment securities:
  Taxable.....................    2,098,702    64,853    6.21      1,916,468    54,293    5.71
  Tax-exempt..................      159,532     8,201   10.34        200,517     9,995   10.05
Interest bearing deposits in
 banks........................      901,282    26,094    5.82        926,644    29,144    6.34
Federal funds sold and
 securities purchased under
 resale agreements............      575,305    15,815    5.53        251,237     7,680    6.16
Trading account securities....      417,933    11,590    5.58        291,369     9,102    6.30
                                -----------  --------            -----------  --------
    Total earning assets......   24,443,391   960,821    7.90     22,066,843   894,382    8.17
                                             --------                         --------
Allowance for loan losses.....     (550,731)                        (578,797)
Cash and due from banks.......    1,889,661                        1,492,902
OREO..........................       35,497                           42,164
Premises and equipment, net...      428,061                          408,356
Other assets..................    1,367,582                        1,345,593
                                -----------                      -----------
    Total assets..............  $27,613,461                      $24,777,061
                                -----------                      -----------
                                -----------                      -----------
LIABILITIES
Deposits in domestic offices:
  Interest bearing............  $ 4,803,480    63,998    2.68%   $ 4,879,392    61,876    2.56%
  Savings and consumer time...    2,931,253    53,670    3.68      2,834,764    48,339    3.44
  Large time..................    3,739,096    97,991    5.27      2,026,673    46,436    4.62
Deposits in foreign offices...    1,493,207    35,410    4.77      1,893,232    51,859    5.52
                                -----------  --------            -----------  --------
    Total interest bearing
     deposits.................   12,967,036   251,069    3.89     11,634,061   208,510    3.61
                                -----------  --------            -----------  --------
Federal funds purchased and
 securities sold under
 repurchase agreements........    1,270,454    30,573    4.84      1,511,862    43,495    5.80
Subordinated capital notes....      496,391    16,124    6.53        655,696    22,675    6.97
Other borrowed funds..........    2,689,852    74,997    5.61      1,842,276    54,552    5.97
                                -----------  --------            -----------  --------
    Total borrowed funds......    4,456,697   121,694    5.49      4,009,834   120,722    6.07
                                -----------  --------            -----------  --------
    Total interest bearing
     liabilities..............   17,423,733   372,763    4.30     15,643,895   329,232    4.24
                                             --------                         --------
Demand deposits...............    6,530,914                        5,736,876
Other liabilities.............    1,193,607                        1,130,074
                                -----------                      -----------
    Total liabilities.........   25,148,254                       22,510,845
SHAREHOLDERS' EQUITY..........    2,465,207                        2,266,216
                                -----------                      -----------
    Total liabilities and
     shareholders' equity.....  $27,613,461                      $24,777,061
                                -----------                      -----------
                                -----------                      -----------
Net interest income/margin
 (3)..........................                588,058    4.84                  565,150    5.16
Less taxable-equivalent
 adjustment...................                  4,152                            5,680
                                             --------                         --------
    Net interest income.......               $583,906                         $559,470
                                             --------                         --------
                                             --------                         --------

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

(3)  Fully taxable-equivalent basis.

NONINTEREST INCOME

    During the second quarter of 1996, the Company had noninterest income of $106 million compared with $99 million for the same period during 1995. This increase of $7 million was primarily due to a $3 million increase in net gains on the sale of investment securities and a $3 million increase in other non-interest income.

    For the six months ended June 30, 1996, noninterest income increased to $208 million from $193 million for the same period in 1995. This increase of $15 million was primarily due to a $3 million increase in trust fees, a $3 million increase in credit card merchant fees, a $5 million increase in net gains on the sale of investment securities and a $4 million increase in other noninterest income.

TABLE 3 -- NONINTEREST INCOME

                                                                                                           FOR THE SIX MONTHS
                                                           FOR THE THREE MONTHS ENDED                            ENDED
                                        ----------------------------------------------------------------  --------------------
                                        JUNE 30,    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,    JUNE 30,   JUNE 30,
(DOLLARS IN THOUSANDS)                    1996        1996          1995          1995          1995        1996       1995
- --------------------------------------  ---------  -----------  ------------  -------------  -----------  ---------  ---------
Service charges on deposit accounts...  $  25,067   $  23,961    $   23,957     $  23,835     $  23,916   $  49,028  $  47,149
Trust fees............................     23,309      22,248        23,315        21,529        22,431      45,557     42,256
International commissions and fees....     17,124      16,278        17,422        17,017        17,737      33,402     34,759
Credit card merchant fees.............     12,905      11,598        11,494        12,461        11,409      24,503     21,812
Merchant banking fees.................      4,244       7,910         4,735         4,545         4,506      12,154      9,740
Investment services...................      4,714       4,259         4,491         3,693         4,058       8,973      8,657
Foreign exchange......................      3,330       3,686         3,904         5,498         5,191       7,016      9,641
Investment securities gains (losses),
 net..................................      2,621         616           966          (348)         (103)      3,237     (1,320)
Other.................................     12,236      12,318        10,697        10,392         9,657      24,554     20,181
                                        ---------  -----------  ------------  -------------  -----------  ---------  ---------
  Total noninterest income............  $ 105,550   $ 102,874    $  100,981     $  98,622     $  98,802   $ 208,424  $ 192,875
                                        ---------  -----------  ------------  -------------  -----------  ---------  ---------
                                        ---------  -----------  ------------  -------------  -----------  ---------  ---------

NONINTEREST EXPENSE

    Noninterest expense, excluding merger and integration expense of $61,266, was $253 million for the second quarter of 1996, compared with $247 million for the comparable quarter in 1995. This increase of $6 million or 2 percent reflected significant expansion in our community banking business and included increases of $8 million in salaries and $2 million in credit card processing as well as smaller increases in a number of categories. These increases were largely offset by a decrease in regulatory authority assessment expense (primarily the FDIC deposit assessment) of $10 million.

    Total noninterest expense, excluding $61 million of merger and integration expenses, increased to $505 million for the six months ended June 30, 1996 from $490 million for the same period in 1995. The same factors discussed above in the quarterly comparison accounted for this increase. Increases of $17 million in salaries, $3 million in credit card processing and smaller increases in other categories reflecting an expansion in the community banking business were partly offset by a $19 million decrease in regulatory assessments. In addition, foreclosed asset expense increased by $4 million.

TABLE 4 -- NONINTEREST EXPENSE

                                                                                                      FOR THE SIX MONTHS
                                                     FOR THE THREE MONTHS ENDED                             ENDED
                                   ---------------------------------------------------------------  ----------------------
                                    JUNE 30,   MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,    JUNE 30,    JUNE 30,
(DOLLARS IN THOUSANDS)                1996        1996         1995          1995          1995        1996        1995
- ---------------------------------  ----------  ----------  ------------  -------------  ----------  ----------  ----------
Salaries.........................  $  117,725  $  115,178   $  115,885    $   111,400   $  109,719  $  232,903  $  215,774
Employee benefits................      22,239      27,173       19,036         21,611       23,053      49,412      52,157
                                   ----------  ----------  ------------  -------------  ----------  ----------  ----------
  Salaries and employee
   benefits......................     139,964     142,351      134,921        133,011      132,772     282,315     267,931
Net occupancy....................      24,270      21,955       23,390         22,877       23,126      46,225      46,675
Equipment........................      13,336      13,813       14,540         13,803       13,937      27,149      26,659
Credit card processing...........      10,038       8,369        8,187          8,401        7,871      18,407      15,162
Communications...................       8,309       7,726        8,139          7,616        7,328      16,035      14,763
Advertising and public
 relations.......................       6,702       6,993        5,628          5,240        5,922      13,695      11,256
Printing and office supplies.....       6,434       6,098        6,242          5,765        5,474      12,532      10,624
Professional services............       6,592       5,869        5,608          7,129        7,061      12,461      12,628
Armored car......................       5,196       5,046        4,987          4,952        4,770      10,242       9,532
Data processing..................       4,689       5,318        4,963          4,380        4,867      10,007       9.214
Software.........................       3,678       3,676        4,335          3,628        3,203       7,354       5,875
Intangible asset
 amortization....................       3,338       3,338        3,338          3,338        3,338       6,676       6,676
Travel...........................       3,822       3,074        3,342          3,192        3,392       6,896       5,624
Net operating reserves...........       2,148       2,330        9,089          3,533        2,179       4,478       3,596
Foreclosed asset expense
 (income)........................         867       3,274       (2,035)          (995)          33       4,141        (132)
Regulatory authority
 assessments.....................         312         959        2,579            179       10,123       1,271      20,673
Other............................      12,823      11,835       14,484         10,179       11,376      24,658      22,846
                                   ----------  ----------  ------------  -------------  ----------  ----------  ----------
  Noninterest expense, excluding
   merger and integration
   expense.......................     252,518     252,024      251,737        236,228      246,772     504,542     489,602
Merger and integration expense...      61,266      --           --            --            --          61,266      --
                                   ----------  ----------  ------------  -------------  ----------  ----------  ----------
  Total noninterest expense......  $  313,784  $  252,024   $  251,737    $   236,228   $  246,772  $  565,808  $  489,602
                                   ----------  ----------  ------------  -------------  ----------  ----------  ----------
                                   ----------  ----------  ------------  -------------  ----------  ----------  ----------

MERGER EXPENSES

    In connection with the merger, $61 million of merger and integration expenses were recognized in the results of the second quarter of 1996. These costs included severance, retention, and other employee related costs ($21 million); costs incurred in connection with the planned disposition of certain facilities ($28 million); professional fees ($6 million); and other merger and integration related expenses ($6 million).

                                                       SEVERANCE,
                                                      RETENTION AND
                                                     OTHER EMPLOYEE   FACILITIES PROFESSIONAL
                                                      RELATED COSTS     COSTS       FEES        OTHER      TOTAL
                                                     ---------------  ---------  -----------  ---------  ---------
Provision for merger and integration costs.........     $  21,484     $  27,500   $   6,314   $   5,968  $  61,266
Utilization for the period.........................           540           600       6,314       2,735     10,189
                                                          -------     ---------  -----------  ---------  ---------
Accrued Liability at June 30, 1996.................     $  20,944     $  26,900   $      --   $   3,233  $  51,077
                                                          -------     ---------  -----------  ---------  ---------
                                                          -------     ---------  -----------  ---------  ---------

    It is expected that additional merger-related expenses which do not qualify for current recognition will be incurred over the next year. These expenses which are expected to be substantially less than the second quarter amount will also be classified as merger and integration expense when incurred.

LOANS OUTSTANDING

    The Company's lending activities are predominantly domestic, with such loans comprising approximately 95 percent of the portfolio at June 30, 1996 and December 31, 1995. Overall the Company's loan portfolio at June 30, 1996 increased by $255 million compared to December 31, 1995 and $1.6 billion in comparison to June 30, 1995. The increase from December 31, 1995, was primarily attributable to the residential mortgage portfolio which grew by $469 million. This growth was partly offset by a $219 million decrease in commercial, financial and industrial loans. The increase from June 30, 1995, was primarily in the commercial, financial and industrial portfolio which grew by $573 million and the residential portfolio which grew by $852 million. The Company attributes this growth to the continuing improvement in the California economy which is the Company's principal market, and improvement in other specialized domestic markets the Company serves.

    Commercial, financial and industrial loans represent the largest category in the loan portfolio. Principally, these loans are to major corporations, middle market businesses, and small businesses, with no concentration exceeding ten percent in any one business segment. At June 30, 1996, December 31, 1995 and June 30, 1995, the commercial, financial and industrial loan portfolio comprised $9.4 billion or 46 percent of the total loan portfolio, $9.6 billion or 48 percent and $8.8 billion or 47 percent, respectively.

    The Company's construction portfolio totaled $387 million or 2 percent of total loans at June 30, 1996 as compared to $394 million or 2 percent at December 31, 1995 and $449 million or 2 percent at June 30, 1995.

    Mortgage loans represented $5.8 billion or 28 percent of total loans at June 30, 1996, $5.3 billion or 26 percent at December 31, 1995 and $4.9 billion or 26 percent at June 30, 1995. The mortgage portfolio consists of loans on commercial and industrial projects and loans secured by one to four family residential properties, primarily in California.

    Consumer loans totaled $2.9 billion or 14 percent at June 30, 1996 as compared to $2.9 billion or 14 percent at December 31, 1995 and $2.8 billion or 15 percent at June 30, 1995. This portfolio is primarily comprised of installment loans and home equity loans.

    Lease financing totaled $831 million or 4 percent of total loans at June 30, 1996 as compared to $845 million or 4 percent at December 31, 1995 and $806 million or 4 percent at June 30, 1995.

    Foreign loans totaled $1.1 billion or 5 percent of total loans at June 30, 1996 as compared to $1.2 billion or 6 percent at December 31, 1995 and $1.1 billion or 6 percent at June 30, 1995.

TABLE 5 -- LOANS OUTSTANDING

                                         JUNE 30,       MARCH 31,    DECEMBER 31,   SEPTEMBER 30,    JUNE 30,
(DOLLARS IN THOUSANDS)                     1996           1996           1995           1995           1995
- -------------------------------------  -------------  -------------  -------------  -------------  -------------
DOMESTIC:
  Commercial, financial and
   industrial........................  $   9,395,499  $   9,456,070  $   9,614,069  $   9,111,128  $   8,822,314
  Construction.......................        387,309        410,608        394,472        435,139        448,739
  Mortgage:
    Residential......................      3,876,344      3,726,642      3,406,873      3,202,832      3,024,277
    Commercial.......................      1,951,957      1,870,576      1,871,489      1,785,764      1,830,586
                                       -------------  -------------  -------------  -------------  -------------
      Total mortgage.................      5,828,301      5,597,218      5,278,362      4,988,596      4,854,863
  Consumer:
    Installment......................      1,502,731      1,421,179      1,393,859      1,356,699      1,276,608
    Home equity......................      1,011,937      1,031,199      1,064,972      1,086,805      1,118,169
    Credit card and other lines of
     credit..........................        416,286        412,385        427,680        409,728        391,739
                                       -------------  -------------  -------------  -------------  -------------
      Total consumer.................      2,930,954      2,864,763      2,886,511      2,853,232      2,786,516
  Lease financing....................        830,888        830,098        845,170        820,677        805,643
                                       -------------  -------------  -------------  -------------  -------------
      Total domestic loans...........     19,372,951     19,158,757     19,018,584     18,208,772     17,718,075
Loans originated in foreign
 offices.............................      1,107,727      1,182,578      1,207,505      1,199,752      1,145,846
                                       -------------  -------------  -------------  -------------  -------------
      Total loans....................     20,480,678     20,341,335     20,226,089     19,408,524     18,863,921
Allowance for loan losses............        545,345        547,401        555,149        566,812        573,971
                                       -------------  -------------  -------------  -------------  -------------
      Net loans outstanding..........  $  19,935,333  $  19,793,934  $  19,670,940  $  18,841,712  $  18,289,950
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------

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

    At June 30, 1996, the Company's allowance for loan losses was $545 million or 2.66 percent of the total loan portfolio. This compares with an allowance for loan losses of $555 million or 2.74 percent of the total loan portfolio at December 31, 1995. During the second quarter of 1996, the Company recorded a provision for loan losses of $10 million compared with $9 million for the fourth quarter of 1995 and $13 million for the second quarter of 1995.

    The decline in the provision for loan losses in comparing the second quarter of 1996 to the second quarter of 1995 reflects the improvement in the quality of the Company's loan portfolio.

    During the second quarter of 1996, the Company had net charge offs of $12 million, compared to net charge offs of $19 million for the quarter ended June 30, 1995. The reduction is primarily attributable to lower mortgage loan charge offs.

    The Company continues to evaluate its loan portfolio for impairment as defined by Statement of Financial Accounting Standard No. 114, as amended. At June 30, 1996, total impaired loans were $158 million and the associated impairment allowance was $11 million. This compares to impaired loans of $173 million and an associated impairment allowance of $16 million at December 31, 1995.

TABLE 6 -- ALLOWANCE FOR LOAN LOSSES

                                                                   FOR THE THREE MONTHS ENDED
                                                 ---------------------------------------------------------------
                                                  JUNE 30,   MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,
(DOLLARS IN THOUSANDS)                              1996        1996         1995          1995          1995
- -----------------------------------------------  ----------  ----------  ------------  -------------  ----------
Balance, beginning of period...................  $  547,401  $  555,149   $  566,812    $   573,971   $  580,561
Loans charged off:
  Domestic:
    Commercial, financial and industrial.......       6,628      11,937       18,658          7,130       10,945
    Construction...............................         806          67            4          3,610        5,097
    Mortgage...................................       2,621       4,070        5,932         12,854        8,036
    Consumer...................................      12,162      13,823       12,694         13,620        9,664
    Lease financing............................         577         647        1,005            277          620
  Foreign......................................          61          58           36            259           45
                                                 ----------  ----------  ------------  -------------  ----------
      Total loans charged off..................      22,855      30,602       38,329         37,750       34,407
Loan loss recoveries:
  Domestic:
    Commercial, financial and industrial.......       4,271       6,153        6,296         10,754       10,319
    Construction...............................         129           1           38              6            5
    Mortgage...................................       3,097       2,640        7,746          4,897        2,571
    Consumer...................................       3,147       3,946        3,759          2,846        2,189
    Lease financing............................         143          86           70             62          111
  Foreign......................................          12          28            7             26          122
                                                 ----------  ----------  ------------  -------------  ----------
      Total loan loss recoveries...............      10,799      12,854       17,916         18,591       15,317
                                                 ----------  ----------  ------------  -------------  ----------
        Net loans charged off..................      12,056      17,748       20,413         19,159       19,090
Provision for loan losses......................      10,000      10,000        8,750         12,000       12,500
                                                 ----------  ----------  ------------  -------------  ----------
Balance, end of period.........................     545,345  $  547,401   $  555,149    $   566,812   $  573,971
                                                 ----------  ----------  ------------  -------------  ----------
                                                 ----------  ----------  ------------  -------------  ----------
Allowance for loan losses to total loans.......        2.66%       2.69%        2.74%          2.92%        3.04%
Provision for loan losses to net loan charge
 offs..........................................       82.95       56.34        42.86          62.63        65.48
Recoveries of loans to loans charged off in the
 previous period...............................       35.29       33.54        47.46          54.03        66.14
Net loans charged off to average loans
 outstanding for the
 period (1)....................................        0.24        0.38         0.44           0.42         0.41

- ------------------------------
(1)  Annualized.

ASSET QUALITY

    At June 30, 1996, total nonperforming and renegotiated loans were $192 million or 0.94 percent of total loans outstanding compared with $210 million or
1.04 percent and $299 million or 1.58 percent at December 31, 1995 and June 30, 1995, respectively. The decrease of $106 million from June 30, 1995 to June 30, 1996, was a net result of an increase of $18 million in the commercial, financial and industrial portfolio offset by decreases of $45 million in the construction portfolio and $80 million in the mortgage portfolio.

TABLE 7 -- NONPERFORMING AND RENEGOTIATED ASSETS

                                                  JUNE 30,   MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,
(DOLLARS IN THOUSANDS)                              1996        1996         1995          1995          1995
- -----------------------------------------------  ----------  ----------  ------------  -------------  ----------
NONACCRUAL LOANS:
Domestic:
    Commercial, financial and industrial.......  $   94,303  $   81,028   $   84,336    $    77,276   $   76,172
    Construction...............................      10,974      30,630       40,026         50,976       56,272
    Mortgage:
      Residential (1)..........................      16,083      17,961       19,220         18,228       39,518
      Commercial...............................      66,911      61,108       63,836         80,879      123,751
                                                 ----------  ----------  ------------  -------------  ----------
        Total mortgage.........................      82,994      79,069       83,056         99,107      163,269
      Other....................................       3,223       1,089          849          2,111        2,310
                                                 ----------  ----------  ------------  -------------  ----------
        Total nonaccrual loans.................     191,494     191,816      208,267        229,470      298,023
Renegotiated loans.............................         681       1,385        1,612          1,459          519
                                                 ----------  ----------  ------------  -------------  ----------
        Total nonperforming and renegotiated
         loans.................................     192,175     193,201      209,879        230,929      298,542
                                                 ----------  ----------  ------------  -------------  ----------
Foreclosed assets..............................      35,998      34,999       36,992         39,754       42,005
                                                 ----------  ----------  ------------  -------------  ----------
      Total nonperforming and renegotiated
       assets..................................     228,173  $  228,200   $  246,871    $   270,683   $  340,547
                                                 ----------  ----------  ------------  -------------  ----------
                                                 ----------  ----------  ------------  -------------  ----------
Nonperforming and renegotiated loans to total
 loans.........................................        0.94%       0.95%        1.04%          1.19%        1.58%
Nonperforming and renegotiated assets to total
 loans and foreclosed assets...................        1.11        1.12         1.22           1.39         1.80
Nonperforming and renegotiated assets to total
 assets........................................        0.81        0.80         0.90           1.00         1.31

- ------------------------------
(1) These loans primarily consist of loans secured by single family residential development projects and apartment buildings.

    Since foreclosed assets remained relatively constant over the past five quarters, the changes in total nonperforming and renegotiated assets were primarily the result of the changes in nonaccrual loans discussed above. The total nonperforming and renegotiated assets of $228 million at June 30, 1996 reflected a 33 percent decrease from a year earlier.

TABLE 8 -- LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

                                                    JUNE 30,    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,  JUNE 30,
(DOLLARS IN THOUSANDS)                                1996        1996          1995          1995         1995
- --------------------------------------------------  ---------  -----------  ------------  -------------  ---------
Domestic:
  Commercial, financial and industrial............  $   1,800   $   3,756    $    3,752     $   1,170    $     286
  Construction....................................        188       1,716         1,063         2,577        4,338
  Mortgage:
    Residential...................................      7,110      12,208         8,479         3,157        2,885
    Commercial....................................        117       2,949         3,592        12,664       24,864
                                                    ---------  -----------  ------------  -------------  ---------
      Total mortgage..............................      7,227      15,157        12,071        15,821       27,749
  Consumer and other..............................      6,867       7,786         8,854         7,736        9,906
                                                    ---------  -----------  ------------  -------------  ---------
      Total loans 90 days or more past due and
       still accruing.............................  $  16,082   $  28,415    $   25,740     $  27,304    $  42,279
                                                    ---------  -----------  ------------  -------------  ---------
                                                    ---------  -----------  ------------  -------------  ---------

    The Company's level of loans 90 days or more past due and still accruing was $16 million at June 30, 1996, compared with $26 million at December 31, 1995 and $42 million at June 30, 1995.

LIQUIDITY

    Liquidity refers to the Company's ability and financial flexibility to adjust its future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The Company's liquidity policy, as managed by the Asset and Liability Management Committee, is to draw upon its strengths, which include an extensive retail and middle market business banking franchise, coupled with its ability to obtain funds for various terms in a variety of domestic and international money markets.

    Core deposits (demand deposits, interest bearing savings, and consumer time deposits) have provided the Company with a sizable source of relatively stable and low-cost funds. In the second quarter of 1996 these sources, together with other noninterest bearing funds (primarily common shareholders' equity) funded 60 percent of average earning assets.

CAPITAL

    Total shareholders' equity decreased $72 million in comparing June 30, 1996 to December 31, 1995. This change was primarily a result of $128 million of net income for the first six months of 1996, offset by dividends on common stock of $177 million (including $145 million paid to Mistubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.).

    For regulatory purposes, the Company's capital adequacy is based on risk-adjusted Tier 1 and Total capital guidelines, as well as a leverage ratio. Under these guidelines the Company's Tier 1 and Total risk-based capital ratios were 8.94 percent and 11.24 percent, respectively, at June 30, 1996, as compared to 9.35 percent and 11.70 percent, and 9.21 percent and 11.92 percent at December 31, 1995 and June 30, 1995, respectively. The decreases in the ratios from December 31, 1995 are primarily attributable to the $145 million dividend paid in the first quarter of 1996. As of June 30, 1996 the Company's subsidiary bank, Union Bank of California, N.A., met all regulatory minimums of a well capitalized bank.

TABLE 9 -- RISK-BASED CAPITAL

                                             JUNE 30,       MARCH 31,    DECEMBER 31,   SEPTEMBER 30,    JUNE 30,
(DOLLARS IN THOUSANDS)                         1996           1996           1995           1995           1995
- -----------------------------------------  -------------  -------------  -------------  -------------  -------------
CAPITAL COMPONENTS:
Common shareholders' equity..............  $   2,145,496  $   2,125,532  $   2,164,516  $   2,095,318  $   2,030,964
Parent direct interest in bank
 subsidiary..............................        125,320        123,308        159,996        154,981        150,789
8 3/8% Noncumulative preferred stock,
 Series A................................        135,000        135,000        135,000        135,000        135,000
Less: Core deposit intangible (1)........          6,343          6,546          6,748          6,950          7,153
    Goodwill.............................         91,435         94,632         97,707        100,928        104,077
    Disallowed deferred tax
     assets..............................       --             --             --               13,981         27,724
                                           -------------  -------------  -------------  -------------  -------------
        Tier 1 capital...................      2,308,038      2,282,662      2,355,057      2,263,440      2,177,799
                                           -------------  -------------  -------------  -------------  -------------
Eligible portion of the allowance for
 loan losses (2).........................        324,503        319,973        317,712        303,565        299,031
Subordinated capital notes (3)...........        270,874        270,874        274,200        287,600        341,200
                                           -------------  -------------  -------------  -------------  -------------
        Tier 2 capital...................        595,377        590,847        591,912        591,165        640,231
Less: Unconsolidated subsidiary..........            466            585            646            145            159
                                           -------------  -------------  -------------  -------------  -------------
        Total risk-based capital.........  $   2,902,949  $   2,872,924  $   2,946,323  $   2,854,460  $   2,817,871
                                           -------------  -------------  -------------  -------------  -------------
                                           -------------  -------------  -------------  -------------  -------------
Risk-weighted balance sheet and
 off-balance sheet assets................  $  26,048,566  $  25,597,852  $  25,416,926  $  24,299,214  $  23,950,233
Less: Disallowed deferred tax
     assets..............................       --             --             --               13,981         27,724
    Allowance for loan losses
     not included in Tier 2
     capital.............................        220,842        227,428        237,437        263,247        274,940
                                           -------------  -------------  -------------  -------------  -------------
        Risk-weighted assets.............  $  25,827,724  $  25,370,424  $  25,179,489  $  24,021,986  $  23,647,569
                                           -------------  -------------  -------------  -------------  -------------
                                           -------------  -------------  -------------  -------------  -------------
CAPITAL RATIOS
Tier 1 risk-based capital................           8.94%          9.00%          9.35%          9.42%          9.21%
Total risk-based capital.................          11.24          11.32          11.70          11.88          11.92

- ------------------------------

(1) The amount of core deposit intangible deducted in Tier 1 capital is the unamortized portion of a premium paid for the assumption of core deposits resulting from the purchase of retail banking offices.

(2) The allowance for loan losses included in Tier 2 capital is limited to 1.25% of risk-weighted balance sheet and off-balance sheet assets.

(3) The amount of term subordinated debt included in Tier 2 capital is limited to 50% of Tier 1 capital.

TABLE 10 -- OTHER CAPITAL MEASURES

                                                       JUNE 30,      MARCH 31,     DECEMBER 31,      SEPTEMBER 30,     JUNE 30,
                                                         1996          1996            1995              1995            1995
                                                      -----------  -------------  ---------------  -----------------  -----------
LEVERAGE RATIO (1)..................................        8.33%         8.35%           8.70%             8.75%           8.71%
OTHER CAPITAL RATIOS (END OF PERIOD):
  Tangible common equity to total assets............        7.31          7.16            7.57              7.39            7.44
  Total equity to total assets......................        8.58          8.42            9.02              8.86            8.98
  Tangible common equity to average total assets....        7.39          7.43            7.67              7.69            7.67
  Total equity to average total assets..............        8.68          8.74            9.14              9.22            9.25

- ------------------------------
(1)  Tier 1 capital divided by quarterly average total assets.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:              None

    (b) Reports on Form 8-K:  During  the  second  quarter  of  1996 UnionBanCal
                              Corporation filed a report on Form 8-K dated May 22, 1996. The report filed pursuant to Item 4.(b) Changes in Registrant's Certifying Accountant, noted the selection of Deloitte & Touche LLP as the new independent public accountant for the registrant.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          UNIONBANCAL CORPORATION
                                                 (Registrant)

                                          By        /s/ TAKAHIRO MORIGUCHI

                                            ------------------------------------
                                                     Takahiro Moriguchi
                                               VICE CHAIRMAN OF THE BOARD AND
                                                  CHIEF FINANCIAL OFFICER

                                          By         /s/ DAVID W. EHLERS

                                            ------------------------------------
                                                      David W. Ehlers
                                                EXECUTIVE VICE PRESIDENT AND
                                                    DIRECTOR OF FINANCE

                                          Dated:  August 13, 1996