Form 10-Q
period 1996-09-30
UNIONBANCAL CORP
filed 1996-11-14
CIK 1011659

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

  Number of shares of Common Stock outstanding at October 31, 1996: 54,758,570

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                           PAGE NUMBER
                                                                                                          -------------
PART I
FINANCIAL INFORMATION

  Consolidated Financial Highlights.....................................................................            2

  Item 1. Financial Statements:
    Condensed Consolidated Balance Sheets...............................................................            4
    Condensed Consolidated Statements of Income.........................................................            5
    Condensed Consolidated Statements of Cash Flows.....................................................            6
    Condensed Consolidated Statements of Shareholders' Equity...........................................            7
    Notes to Condensed Consolidated Financial Statements................................................            8

  Item 2. Management's Discussion and Analysis:
    Introduction........................................................................................           11
    Summary.............................................................................................           11
      Table 1 -- Analysis of Earnings...................................................................           12
    Net Interest Income.................................................................................           13
      Table 2 -- Consolidated Average Balance Sheets, Net Interest Income
        and Interest Rates..............................................................................           14
    Noninterest Income..................................................................................           17
      Table 3 -- Noninterest Income.....................................................................           17
    Noninterest Expense.................................................................................           17
      Table 4 -- Noninterest Expense....................................................................           18
    Merger Expenses.....................................................................................           19
    Income Taxes........................................................................................           19
    Loans Outstanding...................................................................................           19
      Table 5 -- Loans Outstanding......................................................................           20
    Allowance for Loan Losses...........................................................................           20
      Table 6 -- Allowance for Loan Losses..............................................................           21
    Asset Quality.......................................................................................           22
      Table 7 -- Nonperforming and Renegotiated Assets..................................................           22
      Table 8 -- Loans 90 Days or More Past Due and Still Accruing......................................           23
    Liquidity...........................................................................................           23
    Capital.............................................................................................           23
      Table 9 -- Risk-Based Capital.....................................................................           24
      Table 10 -- Other Capital Measures................................................................           25

PART II
OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..............................................................           26

  Signatures............................................................................................           27

                         PART I.  FINANCIAL INFORMATION

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                            -----------------------------------------------------
                                                                                                             INCREASE (DECREASE)
                                                                            SEPTEMBER 30,   SEPTEMBER 30,   ---------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                   1996            1995          AMOUNT     PERCENT
--------------------------------------------------------------------------  -------------   -------------   ----------  ---------
RESULTS OF OPERATIONS:
  Net interest income (1).................................................   $   292,677     $   288,663    $    4,014     1.39%
  Provision for loan losses...............................................        10,000          12,000        (2,000)  (16.67)
  Noninterest income......................................................       107,280          98,622         8,658     8.78
  Noninterest expense, excluding merger and integration expense...........       258,523         236,228        22,295     9.44
                                                                            -------------   -------------   ----------  ---------
  Income before merger and integration expense and income
    taxes (1).............................................................       131,434         139,057        (7,623)   (5.48)
  Merger and integration expense..........................................        25,552         --             25,552    --
                                                                            -------------   -------------   ----------  ---------
  Income before income taxes (1)..........................................       105,882         139,057       (33,175)  (23.86)
  Taxable-equivalent adjustment...........................................         1,089           2,529        (1,440)  (56.94)
  Income tax expense......................................................        42,810          52,675        (9,865)  (18.73)
                                                                            -------------   -------------   ----------  ---------
  Net income..............................................................   $    61,983     $    83,853    $  (21,870)  (26.08)%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
NET INCOME APPLICABLE TO:
  Common stock............................................................   $    55,745     $    76,686    $  (20,941)  (27.31)%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
  Parent direct interest in bank subsidiary...............................   $     3,411     $     4,341    $     (930)  (21.42)%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
RECAP OF EARNINGS:
  Net income..............................................................   $    61,983     $    83,853    $  (21,870)  (26.08)%
  Merger and integration expense (after-tax)..............................        15,025         --             15,025    --
                                                                            -------------   -------------   ----------  ---------
  Pro forma earnings, excluding merger and integration expense............   $    77,008     $    83,853    $   (6,845)   (8.16)%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
  Net income applicable to common stock...................................   $    55,745     $    76,686    $  (20,941)  (27.31)%
  Merger and integration expense (after-tax, applicable to common
    stock)................................................................        14,128         --             14,128    --
                                                                            -------------   -------------   ----------  ---------
  Pro forma earnings applicable to common stock, excluding merger and
    integration expense...................................................   $    69,873     $    76,686    $   (6,813)   (8.88)%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
PER AVERAGE COMMON SHARE:
  Net income..............................................................   $      1.02     $      1.40    $    (0.38)  (27.14)%
  Pro forma earnings, excluding merger and integration expense............          1.28            1.40         (0.12)   (8.57)
  Dividends (2)...........................................................          0.35            0.35        --        --
  Book value (end of period)..............................................         40.04           38.52          1.52     3.95
  Common shares outstanding (end of period)...............................    54,758,560      54,641,415       117,145     0.21
  Weighted average common shares outstanding..............................    54,758,530      54,641,107       117,423     0.21
BALANCE SHEET (END OF PERIOD):
  Total assets............................................................   $28,679,646     $27,033,151    $1,646,495     6.09%
  Total loans.............................................................    20,946,765      19,408,524     1,538,241     7.93
  Nonperforming and renegotiated assets...................................       180,657         270,683       (90,026)  (33.26)
  Deposits................................................................    20,909,390      18,893,343     2,016,047    10.67
  Subordinated capital notes..............................................       415,000         584,624      (169,624)  (29.01)
  Shareholders' equity....................................................     2,454,219       2,394,967        59,252     2.47
BALANCE SHEET (PERIOD AVERAGES):
  Total assets............................................................   $27,981,894     $25,979,948    $2,001,946     7.71%
  Total loans (3).........................................................    20,651,457      19,079,020     1,572,437     8.24
  Shareholders' equity....................................................     2,435,622       2,360,664        74,958     3.18
FINANCIAL RATIOS:
  Return on average assets (4)............................................          0.88%           1.28%        (0.40)%
  Pro forma return on average assets, excluding after-tax merger
    and integration expense (4)...........................................          1.09            1.28         (0.19)
  Return on average common equity (5).....................................         10.19           14.67         (4.48)
  Pro forma return on average common equity, excluding after-tax merger
    and integration expense (5)...........................................         12.77           14.67         (1.90)
  Efficiency ratio (6)....................................................         71.20           61.25          9.95
  Pro forma efficiency ratio, excluding merger and integration expense
    (6)...................................................................         64.81           61.25          3.56
  Net interest margin (1).................................................          4.72            4.96         (0.24)
  Tier 1 risk-based capital ratios........................................          9.04            9.42         (0.38)
  Total risk-based capital ratios.........................................         11.16           11.88         (0.72)
  Leverage ratio..........................................................          8.43            8.75         (0.32)
  Allowance for loan losses to total loans................................          2.55            2.92         (0.37)
  Allowance for loan losses to nonaccrual loans...........................        362.10          247.01        115.09
  Net loans charged off to average total loans (7)........................          0.39            0.40         (0.01)
  Nonperforming and renegotiated assets to total loans and foreclosed
    assets................................................................          0.86            1.39         (0.53)
  Nonperforming and renegotiated assets to total assets...................          0.63            1.00         (0.37)
  Average shareholders' equity to average total assets....................          8.70            9.09         (0.39)

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED)
                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                            -----------------------------------------------------
                                                                                                             INCREASE (DECREASE)
                                                                            SEPTEMBER 30,   SEPTEMBER 30,   ---------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                   1996            1995          AMOUNT     PERCENT
--------------------------------------------------------------------------  -------------   -------------   ----------  ---------
RESULTS OF OPERATIONS:
  Net interest income (1).................................................   $   880,735     $   853,813    $   26,922     3.15%
  Provision for loan losses...............................................        30,000          44,500       (14,500)  (32.58)
  Noninterest income......................................................       315,704         291,497        24,207     8.30
  Noninterest expense, excluding merger and integration expense...........       763,065         725,830        37,235     5.13
                                                                            -------------   -------------   ----------  ---------
  Income before merger and integration expense and income taxes (1).......       403,374         374,980        28,394     7.57
  Merger and integration expense..........................................        86,818         --             86,818    --
                                                                            -------------   -------------   ----------  ---------
  Income before income taxes (1)..........................................       316,556         374,980       (58,424)  (15.58)
  Taxable-equivalent adjustment...........................................         5,241           8,209        (2,968)  (36.16)
  Income tax expense......................................................       121,658         142,212       (20,554)  (14.45)
                                                                            -------------   -------------   ----------  ---------
  Net income..............................................................   $   189,657     $   224,559    $  (34,902)  (15.54)%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
NET INCOME APPLICABLE TO:
  Common stock............................................................   $   171,608     $   203,460    $  (31,852)  (15.66)%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
  Parent direct interest in bank subsidiary...............................   $     9,569     $    12,620    $   (3,051)  (24.18)%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
RECAP OF EARNINGS:
  Net income..............................................................   $   189,657     $   224,559    $  (34,902)  (15.54)%
  Merger and integration expense (after-tax)..............................        53,348         --             53,348    --
                                                                            -------------   -------------   ----------  ---------
  Pro forma earnings, excluding merger and integration expense............   $   243,005     $   224,559    $   18,446     8.21%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
  Net income applicable to common stock...................................   $   171,608     $   203,460    $  (31,852)  (15.66)%
  Merger and integration expense (after-tax, applicable to common
    stock)................................................................        50,164         --             50,164    --
                                                                            -------------   -------------   ----------  ---------
  Pro forma earnings applicable to common stock, excluding merger and
    integration expense...................................................   $   221,772     $   203,460    $   18,312     9.00%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
PER AVERAGE COMMON SHARE:
  Net income..............................................................   $      3.14     $      3.73    $    (0.59)  (15.82)%
  Pro forma earnings, excluding merger and integration expense............          4.05            3.73          0.32     8.58
  Dividends (2)...........................................................          1.05            1.05        --        --
  Book value (end of period)..............................................         40.04           38.52          1.52     3.95
  Common shares outstanding (end of period)...............................    54,758,560      54,641,415       117,145     0.21
  Weighted average common shares outstanding..............................    54,733,777      54,505,317       228,460     0.42
BALANCE SHEET (END OF PERIOD):
  Total assets............................................................   $28,679,646     $27,033,151    $1,646,495     6.09%
  Total loans.............................................................    20,946,765      19,408,524     1,538,241     7.93
  Nonperforming and renegotiated assets...................................       180,657         270,683       (90,026)  (33.26)
  Deposits................................................................    20,909,390      18,893,343     2,016,047    10.67
  Subordinated capital notes..............................................       415,000         584,624      (169,624)  (29.01)
  Shareholders' equity....................................................     2,454,219       2,394,967        59,252     2.47
BALANCE SHEET (PERIOD AVERAGES):
  Total assets............................................................   $27,681,548     $25,182,429    $2,499,119     9.92%
  Total loans (3).........................................................    20,416,806      18,682,270     1,734,536     9.28
  Shareholders' equity....................................................     2,455,227       2,298,045       157,182     6.84
FINANCIAL RATIOS:
  Return on average assets (4)............................................          0.92%           1.19%        (0.27)%
  Pro forma return on average assets, excluding after-tax merger
    and integration expense (4)...........................................          1.17            1.19         (0.02)
  Return on average common equity (5).....................................         10.50           13.50         (3.00)
  Pro forma return on average common equity, excluding after-tax merger
    and integration expense (5)...........................................         13.56           13.50          0.06
  Efficiency ratio (6)....................................................         70.75           63.47          7.28
  Pro forma efficiency ratio, excluding merger and integration expense
    (6)...................................................................         63.49           63.47          0.02
  Net interest margin (1).................................................          4.76            5.09         (0.33)
  Tier 1 risk-based capital ratio.........................................          9.04            9.42         (0.38)
  Total risk-based capital ratio..........................................         11.16           11.88         (0.72)
  Leverage ratio..........................................................          8.43            8.75         (0.32)
  Allowance for loan losses to total loans................................          2.55            2.92         (0.37)
  Allowance for loan losses to nonaccrual loans...........................        362.10          247.01        115.09
  Net loans charged off to average total loans (7)........................          0.33            0.29          0.04
  Nonperforming and renegotiated assets to total loans and foreclosed
    assets................................................................          0.86            1.39         (0.53)
  Nonperforming and renegotiated assets to total assets...................          0.63            1.00         (0.37)
  Average shareholders' equity to average total assets....................          8.87            9.13         (0.26)

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

ITEM 1.  FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        (UNAUDITED)                  (UNAUDITED)
                                                                       SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                     1996           1995          1995
---------------------------------------------------------------------  -------------  ------------  -------------
ASSETS
Cash and due from banks..............................................   $ 2,359,879   $  2,274,088   $ 1,769,317
Interest bearing deposits in banks...................................       831,710        761,310     1,032,757
Federal funds sold and securities purchased under resale
 agreements..........................................................       471,641        317,025       818,670
                                                                       -------------  ------------  -------------
    Total cash and cash equivalents..................................     3,663,230      3,352,423     3,620,744
Trading account securities...........................................       452,613        322,283       379,073
Investment securities available for sale.............................     2,007,074      1,960,551     1,525,838
Investment securities held to maturity (market value of $289,029 at
 September 30, 1996, $376,100 at December 31, 1995 and $896,373 at
 September 30, 1995).................................................       283,566        363,287       880,444
Loans................................................................    20,946,765     20,226,089    19,408,524
Less: Allowance for loan losses......................................       535,087        555,149       566,812
                                                                       -------------  ------------  -------------
    Net loans........................................................    20,411,678     19,670,940    18,841,712
Premises and equipment, net..........................................       426,856        421,921       419,569
Customers' acceptance liability......................................       772,893        719,681       638,417
Goodwill and intangible assets.......................................        94,476        104,529       107,878
Other real estate owned..............................................        32,882         36,453        39,754
Other assets.........................................................       534,378        594,791       579,722
                                                                       -------------  ------------  -------------
    Total assets.....................................................   $28,679,646   $ 27,546,859   $27,033,151
                                                                       -------------  ------------  -------------
                                                                       -------------  ------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Noninterest bearing................................................   $ 6,963,233   $  7,036,969   $ 6,344,758
  Interest bearing...................................................    12,316,319     10,885,810    10,620,385
Deposits in foreign offices:
  Noninterest bearing................................................       346,814        342,430       313,022
  Interest bearing...................................................     1,283,024      1,389,834     1,615,178
                                                                       -------------  ------------  -------------
    Total deposits...................................................    20,909,390     19,655,043    18,893,343
Federal funds purchased and securities sold under repurchase
 agreements..........................................................       714,998      1,195,058     1,302,835
Commercial paper.....................................................     1,674,254      1,389,870     1,569,752
Other borrowed funds.................................................     1,184,199      1,065,058     1,039,422
Acceptances outstanding..............................................       772,893        719,681       638,417
Other liabilities....................................................       554,693        536,688       609,791
Subordinated capital notes...........................................       415,000        501,369       584,624
                                                                       -------------  ------------  -------------
    Total liabilities................................................    26,225,427     25,062,767    24,638,184
                                                                       -------------  ------------  -------------
SHAREHOLDERS' EQUITY
Parent direct interest in equity of bank subsidiary..................       126,599        159,996       154,981
Preferred stock:
  8 3/8% Noncumulative, Series A, 5,400,000 depositary shares,
    authorized and issued............................................       135,000        135,000       135,000
Common stock -- $5 stated value, authorized 100,000,000 shares, issued 54,758,560 as of September 30, 1996, 54,670,283 as of
 December 31, 1995 and 54,641,415 as of September 30, 1995...........       273,793        273,351       273,207
Additional paid-in capital...........................................     1,312,821      1,309,094     1,305,525
Retained earnings....................................................       598,139        583,283       517,357
Cumulative translation adjustment....................................        (2,393)          (972)         (760)
Net unrealized gain on investment securities available for sale......        10,260         24,340         9,657
                                                                       -------------  ------------  -------------
    Total shareholders' equity.......................................     2,454,219      2,484,092     2,394,967
                                                                       -------------  ------------  -------------
    Total liabilities and shareholders' equity.......................   $28,679,646   $ 27,546,859   $27,033,151
                                                                       -------------  ------------  -------------
                                                                       -------------  ------------  -------------

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                   FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                   --------------------  ------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                        1996       1995        1996         1995
-----------------------------------------------------------------  ---------  ---------  -----------  -----------
INTEREST INCOME
  Loans, including fees..........................................  $ 419,988  $ 407,489  $ 1,252,902  $ 1,189,311
  Investment securities -- taxable...............................     33,900     32,433       98,762       86,818
  Investment securities -- tax exempt............................      2,479      3,034        7,879        9,606
  Interest bearing deposits in banks.............................     12,489     15,993       38,583       45,137
  Federal funds sold and securities purchased under resale
    agreements...................................................      6,028      4,731       21,843       12,411
  Trading account securities.....................................      6,431      4,848       18,015       13,947
                                                                   ---------  ---------  -----------  -----------
      Total interest income......................................    481,315    468,528    1,437,984    1,357,230
                                                                   ---------  ---------  -----------  -----------
INTEREST EXPENSE
  Deposits in domestic offices...................................    116,273     96,080      331,932      252,731
  Deposits in foreign offices....................................     18,339     23,206       53,749       75,065
  Federal funds purchased and securities sold under repurchase
    agreements...................................................     10,419     22,047       38,310       60,972
  Commercial paper...............................................     22,687     21,890       66,650       63,727
  Other borrowed funds...........................................     14,517      8,488       48,233       25,773
  Subordinated capital notes.....................................      7,492     10,683       23,616       33,358
                                                                   ---------  ---------  -----------  -----------
      Total interest expense.....................................    189,727    182,394      562,490      511,626
                                                                   ---------  ---------  -----------  -----------
NET INTEREST INCOME..............................................    291,588    286,134      875,494      845,604
Provision for loan losses........................................     10,000     12,000       30,000       44,500
                                                                   ---------  ---------  -----------  -----------
      Net interest income after provision for loan losses........    281,588    274,134      845,494      801,104
NONINTEREST INCOME
  Service charges on deposit accounts............................     26,799     23,835       75,827       70,984
  Trust fees.....................................................     24,098     21,529       69,655       63,785
  International services and foreign exchange....................     18,761     22,515       59,179       66,915
  Credit card merchant fees......................................     13,721     12,461       38,224       34,273
  Investment securities gains (losses), net......................        628       (348)       3,865       (1,668)
  Other..........................................................     23,273     18,630       68,954       57,208
                                                                   ---------  ---------  -----------  -----------
      Total noninterest income...................................    107,280     98,622      315,704      291,497
                                                                   ---------  ---------  -----------  -----------
NONINTEREST EXPENSE
  Salaries and employee benefits.................................    138,007    133,011      420,322      400,942
  Net occupancy..................................................     35,439     22,877       81,664       69,552
  Equipment......................................................     14,003     13,803       41,152       40,462
  Foreclosed asset expense (income)..............................       (696)      (995)       3,445       (1,127)
  Merger and integration.........................................     25,552     --           86,818      --
  Other..........................................................     71,770     67,532      216,482      216,001
                                                                   ---------  ---------  -----------  -----------
      Total noninterest expense..................................    284,075    236,228      849,883      725,830
                                                                   ---------  ---------  -----------  -----------
Income before income taxes.......................................    104,793    136,528      311,315      366,771
Income tax expense...............................................     42,810     52,675      121,658      142,212
                                                                   ---------  ---------  -----------  -----------
NET INCOME.......................................................  $  61,983  $  83,853  $   189,657  $   224,559
                                                                   ---------  ---------  -----------  -----------
                                                                   ---------  ---------  -----------  -----------
NET INCOME APPLICABLE TO:
  Common stock...................................................  $  55,745  $  76,686  $   171,608  $   203,460
                                                                   ---------  ---------  -----------  -----------
                                                                   ---------  ---------  -----------  -----------
  Parent direct interest in bank subsidiary......................  $   3,411  $   4,341  $     9,569  $    12,620
                                                                   ---------  ---------  -----------  -----------
                                                                   ---------  ---------  -----------  -----------
NET INCOME PER AVERAGE COMMON SHARE..............................  $    1.02  $    1.40  $      3.14  $      3.73
                                                                   ---------  ---------  -----------  -----------
                                                                   ---------  ---------  -----------  -----------
WEIGHTED AVERAGE COMMON SHARES (IN THOUSANDS)....................     54,759     54,641       54,734       54,505
                                                                   ---------  ---------  -----------  -----------
                                                                   ---------  ---------  -----------  -----------

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           FOR THE NINE MONTHS
                                                                                           ENDED SEPTEMBER 30,
                                                                                         ------------------------
(DOLLARS IN THOUSANDS)                                                                      1996         1995
---------------------------------------------------------------------------------------  -----------  -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income...........................................................................  $   189,657  $   224,559
  Adjustments to reconcile net income to net cash:
    Provision for loan losses..........................................................       30,000       44,500
    Depreciation and amortization......................................................       48,182       44,993
    Provision for deferred income taxes................................................       16,991       39,618
    (Gain) loss on sales of investment securities available for sale...................       (3,702)       1,789
    Gain on sale of assets, net........................................................       (4,591)        (180)
    Accretion of loan fees.............................................................      (18,649)     (14,121)
    Deferral of loan costs.............................................................       (8,353)      (6,227)
    Proceeds from sale of loans held for sale..........................................       66,196       48,548
    Increase in loans held for sale....................................................      (37,999)     (35,597)
    Increase in trading account securities.............................................      (47,762)    (123,760)
    Increase (decrease) in interest payable............................................      (25,840)      24,228
    (Increase) decrease in interest receivable.........................................       24,513      (16,832)
    Increase (decrease) in accrued expense.............................................     (115,729)     129,161
    Other, net.........................................................................       15,228     (116,963)
                                                                                         -----------  -----------
      Total adjustments................................................................      (61,515)      19,157
                                                                                         -----------  -----------
  Net cash provided by operating activities............................................      128,142      243,716
                                                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale......................       12,695      159,120
  Proceeds from matured and called investment securities available for sale............      721,813      558,208
  Purchase of investment securities available for sale.................................     (726,561)  (1,089,432)
  Proceeds from sales of investment securities held to maturity........................      --               506
  Proceeds from matured and called investment securities held to maturity..............       79,089       96,683
  Purchase of investment securities held to maturity...................................      --          (123,886)
  Net increase in loans................................................................     (784,576)  (1,374,107)
  Purchase of premises and equipment...................................................      (43,284)     (54,829)
  Proceeds from sales of OREO and other assets.........................................       24,918       36,408
                                                                                         -----------  -----------
    Net cash used in investing activities..............................................     (715,906)  (1,791,329)
                                                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.............................................................    1,254,347    1,483,606
  Net decrease in federal funds purchased and securities sold under repurchase
    agreements.........................................................................   (1,112,356)    (179,610)
  Net increase in other borrowed funds.................................................    1,035,821      777,858
  Maturity and redemption of subordinated capital notes and long-term debt.............      (86,369)     (71,239)
  Dividend reinvestment................................................................        1,193       17,564
  Dividends paid.......................................................................     (203,722)     (28,674)
                                                                                         -----------  -----------
    Net cash provided by financing activities..........................................      888,914    1,999,505
                                                                                         -----------  -----------
Net increase in cash and cash equivalents..............................................      301,150      451,892
Cash and cash equivalents at beginning of period.......................................    3,352,423    3,153,713
Foreign exchange revaluation gain......................................................        9,657       15,139
                                                                                         -----------  -----------
Cash and cash equivalents at end of period.............................................  $ 3,663,230  $ 3,620,744
                                                                                         -----------  -----------
                                                                                         -----------  -----------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Loans transferred to OREO............................................................  $    30,253  $    28,401
  In-substance foreclosures reclassified from OREO to loans............................      --             7,180
CASH PAID DURING THE PERIOD FOR:
  Interest.............................................................................  $   536,650  $   519,575
  Income taxes.........................................................................      120,399       79,228

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                                   NET
                                                                                                               UNREALIZED
                                    PARENT                                                                     GAIN(LOSS)
                                    DIRECT                                                                    ON INVESTMENT
                                  INTEREST IN                            ADDITIONAL              CUMULATIVE    SECURITIES
                                     BANK       PREFERRED     COMMON       PAID-IN    RETAINED   TRANSLATION  AVAILABLE FOR
(DOLLARS IN THOUSANDS)            SUBSIDIARY      STOCK        STOCK       CAPITAL    EARNINGS   ADJUSTMENT       SALE
--------------------------------  -----------  -----------  -----------  -----------  ---------  -----------  -------------
Balance at December 31, 1994....   $ 141,607    $ 135,000    $ 269,790    $1,288,662  $ 353,417   $    (849)    $  (8,425)
Dividend reinvestment plan......                                 3,025       14,539
Stock options exercised.........                                    13           56
Deferred compensation --
 restricted stock...............                                   379        2,268      (1,318)
Dividends declared on preferred
 stock..........................                                                         (8,480)
Dividends declared on common
 stock..........................                                                        (38,201)
Net income......................      12,620                                            211,939
Change in unrealized net losses,
 after taxes....................         744                                                                       18,082
Change in translation
 adjustment.....................          10                                                             89
                                  -----------  -----------  -----------  -----------  ---------  -----------  -------------
Balance at September 30, 1995...   $ 154,981    $ 135,000    $ 273,207    $1,305,525  $ 517,357   $    (760)    $   9,657
                                  -----------  -----------  -----------  -----------  ---------  -----------  -------------
                                  -----------  -----------  -----------  -----------  ---------  -----------  -------------

Balance at December 31, 1995....   $ 159,996    $ 135,000    $ 273,351    $1,309,094  $ 583,283   $    (972)    $  24,340
Dividend reinvestment plan......                                   120        1,073
Stock options exercised.........                                   110          559
Deferred compensation --
 restricted stock...............                                   212        2,095        (627)
Dividends declared on preferred
 stock..........................                                                         (8,480)
Dividends declared on common
 stock..........................     (42,313)                                          (156,125)
Net income......................       9,569                                            180,088
Change in unrealized net gains,
 after taxes....................        (549)                                                                     (14,080)
Change in translation
 adjustment.....................        (104)                                                        (1,421)
                                  -----------  -----------  -----------  -----------  ---------  -----------  -------------
Balance at September 30, 1996...   $ 126,599    $ 135,000    $ 273,793    $1,312,821  $ 598,139   $  (2,393)    $  10,260
                                  -----------  -----------  -----------  -----------  ---------  -----------  -------------
                                  -----------  -----------  -----------  -----------  ---------  -----------  -------------


(DOLLARS IN THOUSANDS)              TOTAL
--------------------------------  ---------
Balance at December 31, 1994....  $2,179,202
Dividend reinvestment plan......     17,564
Stock options exercised.........         69
Deferred compensation --
 restricted stock...............      1,329
Dividends declared on preferred
 stock..........................     (8,480)
Dividends declared on common
 stock..........................    (38,201)
Net income......................    224,559
Change in unrealized net losses,
 after taxes....................     18,826
Change in translation
 adjustment.....................         99
                                  ---------
Balance at September 30, 1995...  $2,394,967
                                  ---------
                                  ---------
Balance at December 31, 1995....  $2,484,092
Dividend reinvestment plan......      1,193
Stock options exercised.........        669
Deferred compensation --
 restricted stock...............      1,680
Dividends declared on preferred
 stock..........................     (8,480)
Dividends declared on common
 stock..........................   (198,438)
Net income......................    189,657
Change in unrealized net gains,
 after taxes....................    (14,629)
Change in translation
 adjustment.....................     (1,525)
                                  ---------
Balance at September 30, 1996...  $2,454,219
                                  ---------
                                  ---------

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION
    The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with GAAP. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Union Bank's Annual Report on FDIC Form F-2 for the year ended December 31, 1995 included as an exhibit to the Company's Form 8-K filed on April 1, 1996.

    In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company's financial condition as of September 30, 1996 and 1995, and December 31, 1995, the results of operations for the three months and nine months ended September 30, 1996 and 1995 and the statements of cash flows for the nine months ended September 30, 1996 and 1995.

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

NOTE 2 -- MERGER; COMBINATION OF UNION BANK AND BANCAL TRI-STATE CORPORATION
    The combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A., was completed on April 1, 1996, resulting in UnionBanCal Corporation and its banking subsidiary now known as Union Bank of California, N.A. The merger was effected by the issuance of 18,134,027 shares of Union Bank common stock in exchange for all the outstanding common shares of BanCal Tri-State Corporation.

    UnionBanCal Corporation is a bank holding company with consolidated assets of $28.7 billion at September 30, 1996 and maintains its headquarters in San Francisco, California. Its primary banking subsidiary is Union Bank of California, N.A., which has more than 235 banking offices in California, 5 banking offices in Oregon and Washington and 16 overseas facilities. UnionBanCal Corporation is 81 percent owned by The Bank of Tokyo-Mitsubishi, Ltd., and 19 percent owned by other shareholders. Union Bank of California, N.A., is 94 percent owned by UnionBanCal Corporation and 6 percent directly owned by The Bank of Tokyo-Mitsubishi, Ltd.

    The combination was accounted for as a reorganization of entities under common control (similar to a pooling of interests). Accordingly, all historical financial information has been restated as if the combination had been in effect for all periods presented.

    In connection with the merger, $26 million of merger and integration expenses were recognized in the third quarter of 1996. These expenses included severance, retention, and other employee related expenses ($9 million); charges incurred in connection with the planned disposition of certain facilities ($9 million); professional fees ($1 million); and other merger and integration related expenses ($7 million). For the nine

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 2 -- MERGER; COMBINATION OF UNION BANK AND BANCAL TRI-STATE
          CORPORATION (CONTINUED)
months ended September 30, 1996, $87 million of merger and integration expenses were recognized. These expenses included severance, retention, and other employee related expenses ($30 million), charges incurred in connection with the planned disposition of certain facilities ($37 million), professional fees ($7 million), and other merger and integration related expenses ($13 million).

    It is expected that additional merger-related costs which do not qualify for current recognition will be incurred over the next two quarters. These costs will also be classified as merger and integration expense when incurred.

    For additional information in regard to the combination refer to Union Bank's Proxy Statement dated January 8, 1996, included as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 1, 1996.

    The following presents certain financial data pertaining to the combination of Union Bank with BanCal Tri-State Corporation for the first quarter of 1996:

                                                                        FIRST QUARTER
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)                                1996
----------------------------------------------------------------------  -------------
Net interest income and noninterest income:
  Union Bank, as originally reported..................................    $   284.3
  BanCal Tri-State Corporation........................................    $   114.2
  UnionBanCal Corporation.............................................    $   398.5
Net income:
  Union Bank, as originally reported..................................    $    60.5
  BanCal Tri-State Corporation........................................    $    22.8
  UnionBanCal Corporation.............................................    $    83.3
Net income per average common share:
  Union Bank, as originally reported..................................    $    1.58
  BanCal Tri-State....................................................    $    1.05
  UnionBanCal Corporation.............................................    $    1.40

NOTE 3 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
    On January 1, 1996, the Company adopted three recently issued Statements of Financial Accounting Standards ("SFAS"). The standards and their impact on the Company are described below.

    SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" addresses the accounting for the impairment of long-lived assets, such as premises, furniture and equipment, certain identifiable intangibles and goodwill related to those assets. Long-lived assets and certain identifiable intangibles are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the future cash flows expected from the use of the asset and its eventual disposition (undiscounted and without interest charges) is less than the carrying amount of the asset. The Statement also requires that long-lived assets and identifiable intangibles, except for assets of a discontinued operation held for disposal, be accounted for at the lower of cost or fair value less cost to sell. The Company has implemented SFAS No. 121 and, except for the effects of the writedown of certain assets and leases in connection with the recognition of merger and integration costs, has determined that the measurement of impairment loss is not material.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 3 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
    SFAS No. 122, "Accounting for Mortgage Servicing Rights," an amendment of SFAS No. 65, requires that the Company recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. Previously, only purchased servicing rights were capitalizable as an asset, whereas internally originated servicing rights were expensed. The Statement also requires that capitalized excess servicing receivables be assessed for impairment based on fair value. This Statement did not have a material impact on the Company's financial condition, results of operations, cash flows or related disclosures.

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

    In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This Statement establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This statement is effective for transfers of assets and extinguishments of liabilities after December 31, 1996, applied prospectively. Earlier adoption or retroactive application of this statement is not permitted. Management will be considering this statement during the remainder of 1996 to determine its effect on the Company's financial statements.

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

    To facilitate the discussion of the results of operations, Table 1 -- Analysis of Earnings is included on page 12. This analysis supplements the Condensed Consolidated Statements of Income on Page 5 (which are prepared in accordance with GAAP) primarily with respect to the treatment of merger and integration expense. Management believes that it is meaningful to understand the operating results and trends excluding these expenses and, therefore, has included this table which presents income before merger and integration expense and income taxes. In addition, the Table includes net income, net income applicable to common stock, and net income per average common share including merger and integration expenses and on a proforma basis excluding merger and integration expenses (after-tax).

SUMMARY

    For the third quarter of 1996, net income was $62 million after $15 million of merger and integration related expenses (after-tax) recorded in connection with the April 1, 1996 combination of Union Bank and BanCal Tri-State Corporation. This compared with net income of $84 million in the third quarter of 1995. Pro forma earnings, excluding merger and integration expense (after-tax), was $77 million, an 8 percent decrease from the comparable quarter a year ago. Other comparisons between the third quarter of 1996 and the comparable quarter a year ago are as follows:

       Pro forma earnings per average common share, excluding after-tax merger and integration expense, decreased from $1.40 to $1.28.

       Income before merger and integration expense and income taxes was $131 million, an $8 million, or 5 percent, decrease.

       Gross revenue (on a taxable-equivalent basis) was $400 million, a $13 million, or 3 percent, increase.

       Noninterest expense, excluding merger and integration expense, was $259 million, a $22 million, or 9 percent, increase. More than half the increase ($12 million) resulted from a charge related to former banking facilities.

       Excluding the after-tax effect of merger and integration expense, the pro forma return on average assets decreased to 1.09 percent from 1.28 percent, while the pro forma return on average common equity decreased to 12.77 percent from 14.67 percent.

       Period-end loans increased by 8 percent.

       Total nonperforming and renegotiated assets dropped by $90 million and the ratio to total assets decreased to 0.63 percent from 1.00 percent.

       The Tier 1 and Total risk-based capital ratios were 9.04 percent and 11.16 percent, respectively, compared with 9.42 percent and
       11.88 percent, respectively.

    For the nine months ended September 30, 1996, net income was $190 million, compared with $225 million in the first nine months of 1995. Pro forma earnings, excluding the after-tax effect of merger and integration expense, was $243 million, an 8 percent increase over the first nine months of 1995. Other comparisons between the two periods include:

       Pro forma earnings per average common share, excluding after-tax merger and integration expense, increased from $3.73 to $4.05.

       Income before merger and integration expense and income taxes was $403 million, a $28 million, or 8 percent, increase.

       Gross revenue (on a taxable-equivalent basis) was $1.20 billion, a $51 million, or 4 percent, increase.

       Noninterest expense, excluding merger and integration expense, was $763 million, a $37 million, or 5 percent, increase. Approximately one-third of this increase ($12 million) resulted from a charge related to former banking facilities.

       Excluding after-tax merger and integration expense, the pro forma return on average assets declined to 1.17 percent from 1.19 percent, while the pro forma return on average common equity increased to 13.56 percent from 13.50 percent.

TABLE 1 -- ANALYSIS OF EARNINGS

                                                              FOR THE THREE MONTHS ENDED
                                          ------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE   SEPTEMBER 30,   JUNE 30,  MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
DATA)                                         1996          1996      1996          1995           1995
----------------------------------------  -------------   --------  ---------   ------------   -------------
EARNINGS SUMMARY
  Interest income (1)...................    $482,404      $475,625  $485,196      $494,399       $471,057
  Interest expense......................     189,727       185,362   187,401       193,127        182,394
                                          -------------   --------  ---------   ------------   -------------
  Net interest income (1)...............     292,677       290,263   297,795       301,272        288,663
  Provision for loan losses.............      10,000        10,000    10,000         8,750         12,000
  Noninterest income....................     107,280       105,550   102,874       100,981         98,622
  Noninterest expense, excluding merger
    and integration expense.............     258,523       252,518   252,024       251,737        236,228
                                          -------------   --------  ---------   ------------   -------------
  Income before merger and integration
    expense and income taxes (1)........     131,434       133,295   138,645       141,766        139,057
  Merger and integration expense........      25,552        61,266     --           --             --
                                          -------------   --------  ---------   ------------   -------------
  Income before income taxes (1)........     105,882        72,029   138,645       141,766        139,057
  Taxable-equivalent adjustment.........       1,089         2,024     2,128         2,234          2,529
  Income tax expense....................      42,810        25,597    53,251        51,149         52,675
                                          -------------   --------  ---------   ------------   -------------
  Net income............................    $ 61,983      $ 44,408  $ 83,266      $ 88,383       $ 83,853
                                          -------------   --------  ---------   ------------   -------------
                                          -------------   --------  ---------   ------------   -------------
  Net income applicable to:.............
    Common stock........................    $ 55,745      $ 39,096  $ 76,768      $ 80,736       $ 76,686
                                          -------------   --------  ---------   ------------   -------------
                                          -------------   --------  ---------   ------------   -------------
    Parent direct interest in bank
      subsidiary........................    $  3,411      $  2,486  $  3,672      $  4,821       $  4,341
                                          -------------   --------  ---------   ------------   -------------
                                          -------------   --------  ---------   ------------   -------------

RECAP OF EARNINGS
  Net income............................    $ 61,983      $ 44,408  $ 83,266      $ 88,383       $ 83,853
  Merger and integration expense
    (after-tax).........................      15,025        38,323     --           --             --
                                          -------------   --------  ---------   ------------   -------------
  Pro forma earnings, excluding merger
    and integration expense.............    $ 77,008      $ 82,731  $ 83,266      $ 88,383       $ 83,853
                                          -------------   --------  ---------   ------------   -------------
                                          -------------   --------  ---------   ------------   -------------
  Net income applicable to common
    stock...............................    $ 55,745      $ 39,096  $ 76,768      $ 80,736       $ 76,686
  Merger and integration expense
    (after-tax), applicable to common
    stock...............................      14,128        36,036     --           --             --
                                          -------------   --------  ---------   ------------   -------------
  Pro forma earnings applicable to
    common stock, excluding merger and
    integration expense.................    $ 69,873      $ 75,132  $ 76,768      $ 80,736       $ 76,686
                                          -------------   --------  ---------   ------------   -------------
                                          -------------   --------  ---------   ------------   -------------

PER AVERAGE COMMON SHARE
  Net income (2)........................    $   1.02      $   0.71  $   1.40      $   1.48       $   1.40
  Merger and integration expense
    (after-tax) (2).....................        0.26          0.66     --           --             --
                                          -------------   --------  ---------   ------------   -------------
  Pro forma earnings, excluding merger
    and integration expense (2).........    $   1.28      $   1.37  $   1.40      $   1.48       $   1.40
                                          -------------   --------  ---------   ------------   -------------
                                          -------------   --------  ---------   ------------   -------------
  Dividends (3).........................    $   0.35      $   0.35  $   0.35      $   0.35       $   0.35
  Book value (end of period)............       40.04         39.29     39.07         40.04          38.52
  Weighted average common shares
    outstanding (4).....................      54,759        54,752    54,690        54,665         54,641

                                            FOR THE NINE MONTHS ENDED
                                          -----------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE   SEPTEMBER 30,   SEPTEMBER 30,
DATA)                                         1996            1995
----------------------------------------  -------------   -------------
EARNINGS SUMMARY
  Interest income (1)...................   $1,443,225      $1,365,439
  Interest expense......................      562,490         511,626
                                          -------------   -------------
  Net interest income (1)...............      880,735         853,813
  Provision for loan losses.............       30,000          44,500
  Noninterest income....................      315,704         291,497
  Noninterest expense, excluding merger
    and integration expense.............      763,065         725,830
                                          -------------   -------------
  Income before merger and integration
    expense and income taxes (1)........      403,374         374,980
  Merger and integration expense........       86,818         --
                                          -------------   -------------
  Income before income taxes (1)........      316,556         374,980
  Taxable-equivalent adjustment.........        5,241           8,209
  Income tax expense....................      121,658         142,212
                                          -------------   -------------
  Net income............................   $  189,657      $  224,559
                                          -------------   -------------
                                          -------------   -------------
  Net income applicable to:.............
    Common stock........................   $  171,608      $  203,460
                                          -------------   -------------
                                          -------------   -------------
    Parent direct interest in bank
      subsidiary........................   $    9,569      $   12,620
                                          -------------   -------------
                                          -------------   -------------
RECAP OF EARNINGS
  Net income............................   $  189,657      $  224,559
  Merger and integration expense
    (after-tax).........................       53,348         --
                                          -------------   -------------
  Pro forma earnings, excluding merger
    and integration expense.............   $  243,005      $  224,559
                                          -------------   -------------
                                          -------------   -------------
  Net income applicable to common
    stock...............................   $  171,608      $  203,460
  Merger and integration expense
    (after-tax), applicable to common
    stock...............................       50,164         --
                                          -------------   -------------
  Pro forma earnings applicable to
    common stock, excluding merger and
    integration expense.................   $  221,772      $  203,460
                                          -------------   -------------
                                          -------------   -------------
PER AVERAGE COMMON SHARE
  Net income (2)........................   $     3.14      $     3.73
  Merger and integration expense
    (after-tax) (2).....................         0.91         --
                                          -------------   -------------
  Pro forma earnings, excluding merger
    and integration expense (2).........   $     4.05      $     3.73
                                          -------------   -------------
                                          -------------   -------------
  Dividends (3).........................   $     1.05      $     1.05
  Book value (end of period)............        40.04           38.52
  Weighted average common shares
    outstanding (4).....................       54,734          54,505

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

(4)  In thousands.

NET INTEREST INCOME

    The Company's operating results depend primarily on net interest income (the difference between the interest earned on loans and investments less interest expense on deposit accounts and borrowings). Primary factors affecting the level of net interest income include the margin between the yield earned on interest earning assets and the rate paid on interest bearing liabilities, as well as the volume and composition of average interest earning assets and interest bearing liabilities.

    Net interest income before the provision for loan losses on a fully taxable-equivalent basis was $293 million for the third quarter of 1996 and $289 million for the third quarter of 1995. This increase of $4 million was primarily attributable to an increase in the volume of loans the Bank has originated and a reduction in the level of nonperforming and renegotiated assets in comparison to a year ago, partly offset by the effect of a decrease in the net interest margin from 4.96 percent to 4.72 percent. This net interest margin decrease was primarily attributable to a decrease in the proportion of funding provided by noninterest bearing and lower cost (interest bearing, savings and consumer time) sources of funds and to an increase in the cost of such funding sources while other rates declined. The proportion of funding of earning assets provided by noninterest bearing and other lower cost sources of funds decreased from 63 percent in the third quarter of 1995 to 61 percent in the third quarter of 1996, primarily due to a higher growth rate for loans than for noninterest bearing and other lower cost sources of funds.

    Net interest income before the provision for loan losses on a fully taxable-equivalent basis was $881 million for the first nine months of 1996 and $854 million for the first nine months of 1995. The increase of $27 million was primarily attributable to an increase in the volume of loans the Bank has originated and a reduction in the level of nonperforming and renegotiated assets in comparison to a year ago, partly offset by the effect of a decrease in the net interest margin from 5.09 percent to 4.76 percent. This decrease was primarily attributable to a decrease in the proportion of funding provided by noninterest bearing and lower cost (interest bearing, savings and consumer time) sources of funds and to an increase in the cost of such funding sources while other rates declined. The proportion of funding provided by noninterest bearing and other lower cost sources of funds decreased from 64 percent in the first nine months of 1995 to 60 percent in the first nine months of 1996, primarily due to a higher growth rate for loans than for noninterest bearing and other lower cost sources of funds.

TABLE 2 -- CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST
  RATES

                                                                                  FOR THE THREE MONTHS ENDED
                                                                   ---------------------------------------------------------
                                                                         SEPTEMBER 30, 1996              JUNE 30, 1996
                                                                   ------------------------------   ------------------------
                                                                                INTEREST  AVERAGE                 INTEREST
                                                                     AVERAGE    INCOME/    RATE       AVERAGE      INCOME/
(DOLLARS IN THOUSANDS)                                               BALANCE    EXPENSE     (1)       BALANCE      EXPENSE
-----------------------------------------------------------------  -----------  --------  -------   -----------  -----------
ASSETS
Loans: (2)
  Domestic.......................................................  $19,508,311  $401,481    8.19%   $19,273,264  $   396,804
  Foreign........................................................    1,143,146    18,390    6.40      1,114,212       16,850
Investment securities:
  Taxable........................................................    2,119,276    33,909    6.37      2,082,598       32,099
  Tax-exempt.....................................................      147,623     3,682    9.92        157,246        4,065
Interest bearing deposits in banks...............................      864,087    12,489    5.75        834,149       11,827
Federal funds sold and securities purchased under resale
 agreements......................................................      433,494     6,028    5.53        547,527        7,396
Trading account securities.......................................      439,227     6,425    5.82        483,769        6,584
                                                                   -----------  --------            -----------  -----------
    Total earning assets.........................................   24,655,164   482,404    7.78     24,492,765      475,625
                                                                                --------                         -----------
Allowance for loan losses........................................     (543,646)                        (546,744)
Cash and due from banks..........................................    1,937,016                        1,920,112
OREO.............................................................       35,046                           32,641
Premises and equipment, net......................................      425,019                          431,592
Other assets.....................................................    1,473,295                        1,467,835
                                                                   -----------                      -----------
    Total assets.................................................  $27,981,894                      $27,798,201
                                                                   -----------                      -----------
                                                                   -----------                      -----------
LIABILITIES
Deposits in domestic offices:
  Interest bearing...............................................  $ 5,038,546    34,143    2.70    $ 4,809,139       32,135
  Savings and consumer time......................................    2,851,566    23,828    3.32      2,945,632       26,773
  Large time.....................................................    4,252,826    58,302    5.45      3,724,593       48,173
Deposits in foreign offices......................................    1,398,989    18,339    5.22      1,488,980       17,687
                                                                   -----------  --------            -----------  -----------
    Total interest bearing deposits..............................   13,541,927   134,612    3.95     12,968,344      124,768
                                                                   -----------  --------            -----------  -----------
Federal funds purchased and securities sold under repurchase
 agreements......................................................      817,236    10,419    5.07      1,016,997       11,544
Subordinated capital notes.......................................      452,211     7,492    6.59        495,369        7,889
Other borrowed funds.............................................    2,759,563    37,204    5.36      3,038,532       41,161
                                                                   -----------  --------            -----------  -----------
    Total borrowed funds.........................................    4,029,010    55,115    5.44      4,550,898       60,594
                                                                   -----------  --------            -----------  -----------
    Total interest bearing liabilities...........................   17,570,937   189,727    4.30     17,519,242      185,362
                                                                                --------                         -----------
Demand deposits..................................................    6,640,131                        6,599,174
Other liabilities................................................    1,335,204                        1,253,318
                                                                   -----------                      -----------
    Total liabilities............................................   25,546,272                       25,371,734
SHAREHOLDERS' EQUITY.............................................    2,435,622                        2,426,467
                                                                   -----------                      -----------
    Total liabilities and shareholders' equity...................  $27,981,894                      $27,798,201
                                                                   -----------                      -----------
                                                                   -----------                      -----------
Net interest income/margin (3)...................................                292,677    4.72%                    290,263
Less taxable-equivalent adjustment...............................                  1,089                               2,024
                                                                                --------                         -----------
    Net interest income..........................................               $291,588                         $   288,239
                                                                                --------                         -----------
                                                                                --------                         -----------

                                                                   AVERAGE
                                                                    RATE
(DOLLARS IN THOUSANDS)                                               (1)
-----------------------------------------------------------------  -------
ASSETS
Loans: (2)
  Domestic.......................................................    8.28%
  Foreign........................................................    6.08
Investment securities:
  Taxable........................................................    6.20
  Tax-exempt.....................................................   10.40
Interest bearing deposits in banks...............................    5.70
Federal funds sold and securities purchased under resale
 agreements......................................................    5.43
Trading account securities.......................................    5.47
    Total earning assets.........................................    7.81
Allowance for loan losses........................................
Cash and due from banks..........................................
OREO.............................................................
Premises and equipment, net......................................
Other assets.....................................................
    Total assets.................................................
LIABILITIES
Deposits in domestic offices:
  Interest bearing...............................................    2.69
  Savings and consumer time......................................    3.66
  Large time.....................................................    5.20
Deposits in foreign offices......................................    4.78
    Total interest bearing deposits..............................    3.87
Federal funds purchased and securities sold under repurchase
 agreements......................................................    4.57
Subordinated capital notes.......................................    6.41
Other borrowed funds.............................................    5.45
    Total borrowed funds.........................................    5.36
    Total interest bearing liabilities...........................    4.26
Demand deposits..................................................
Other liabilities................................................
    Total liabilities............................................
SHAREHOLDERS' EQUITY.............................................
    Total liabilities and shareholders' equity...................
Net interest income/margin (3)...................................    4.77%
Less taxable-equivalent adjustment...............................
    Net interest income..........................................

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

TABLE 2 -- CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST
  RATES (CONTINUED)

                                                                    FOR THE THREE MONTHS ENDED
                                --------------------------------------------------------------------------------------------------
                                         MARCH 31, 1996                  DECEMBER 31, 1995                SEPTEMBER 30, 1995
                                --------------------------------   ------------------------------   ------------------------------
                                              INTEREST   AVERAGE                INTEREST  AVERAGE                INTEREST  AVERAGE
                                  AVERAGE     INCOME/     RATE       AVERAGE    INCOME/    RATE       AVERAGE    INCOME/    RATE
(DOLLARS IN THOUSANDS)            BALANCE     EXPENSE      (1)       BALANCE    EXPENSE     (1)       BALANCE    EXPENSE     (1)
------------------------------  -----------  ----------  -------   -----------  --------  -------   -----------  --------  -------
ASSETS
Loans: (2)
  Domestic....................  $18,993,197  $  401,441    8.50%   $18,586,389  $407,763    8.70%   $17,940,324  $390,656    8.64%
  Foreign.....................    1,200,601      19,173    6.42      1,219,905    19,553    6.36      1,138,696    17,784    6.20
Investment securities:
  Taxable.....................    2,114,805      32,754    6.23      2,213,092    33,517    6.01      2,162,511    32,399    5.94
  Tax-exempt..................      161,818       4,136   10.28        169,879     4,348   10.15        182,245     4,642   10.11
Interest bearing deposits in
 banks........................      968,414      14,267    5.93        838,765    13,064    6.18      1,031,802    15,993    6.15
Federal funds sold and
 securities purchased under
 resale agreements............      603,083       8,419    5.61        657,534     9,836    5.93        310,897     4,731    6.04
Trading account securities....      352,097       5,006    5.72        414,307     6,318    6.05        318,644     4,852    6.04
                                -----------  ----------            -----------  --------            -----------  --------
    Total earning assets......   24,394,015     485,196    8.00     24,099,871   494,399    8.14     23,085,119   471,057    8.10
                                             ----------                         --------                         --------
Allowance for loan losses.....     (554,717)                          (562,656)                        (574,509)
Cash and due from banks.......    1,859,210                          1,867,042                        1,642,240
OREO..........................       38,354                             39,044                           40,556
Premises and equipment, net...      424,530                            421,470                          419,591
Other assets..................    1,267,329                          1,314,033                        1,366,951
                                -----------                        -----------                      -----------
    Total assets..............  $27,428,721                        $27,178,804                      $25,979,948
                                -----------                        -----------                      -----------
                                -----------                        -----------                      -----------
LIABILITIES
Deposits in domestic offices:
  Interest bearing............  $ 4,797,823      31,863    2.67    $ 4,865,000    33,245    2.71    $ 4,782,958    31,772    2.64
  Savings and consumer time...    2,916,873      26,897    3.71      2,884,856    27,174    3.74      2,880,631    26,780    3.69
  Large time..................    3,753,599      49,818    5.34      3,175,021    45,033    5.63      2,656,523    37,528    5.60
Deposits in foreign offices...    1,497,434      17,723    4.76      1,624,207    20,782    5.08      1,753,074    23,206    5.25
                                -----------  ----------            -----------  --------            -----------  --------
    Total interest bearing
      deposits................   12,965,729     126,301    3.92     12,549,084   126,234    3.99     12,073,186   119,286    3.92
                                -----------  ----------            -----------  --------            -----------  --------
Federal funds purchased and
 securities sold under
 repurchase agreements........    1,205,614      16,347    5.45      1,276,551    18,385    5.71      1,534,413    22,047    5.70
Subordinated capital notes....      497,413       8,235    6.66        528,206     9,180    6.90        614,521    10,683    6.90
Other borrowed funds..........    2,659,468      36,518    5.52      2,677,286    39,328    5.83      2,066,116    30,378    5.83
                                -----------  ----------            -----------  --------            -----------  --------
    Total borrowed funds......    4,362,495      61,100    5.63      4,482,043    66,893    5.92      4,215,050    63,108    5.94
                                -----------  ----------            -----------  --------            -----------  --------
    Total interest bearing
      liabilities.............   17,328,224     187,401    4.35     17,031,127   193,127    4.50     16,288,236   182,394    4.44
                                             ----------                         --------                         --------
Demand deposits...............    6,462,654                          6,516,502                        6,137,218
Other liabilities.............    1,133,896                          1,196,528                        1,193,830
                                -----------                        -----------                      -----------
    Total liabilities.........   24,924,774                         24,744,157                       23,619,284
SHAREHOLDERS' EQUITY..........    2,503,947                          2,434,647                        2,360,664
                                -----------                        -----------                      -----------
    Total liabilities and
      shareholders' equity....  $27,428,721                        $27,178,804                      $25,979,948
                                -----------                        -----------                      -----------
                                -----------                        -----------                      -----------
Net interest income/margin
 (3)..........................                  297,795    4.91%                 301,272    4.96%                 288,663    4.96%
Less taxable-equivalent
 adjustment...................                    2,128                            2,234                            2,529
                                             ----------                         --------                         --------
    Net interest income.......               $  295,667                         $299,038                         $286,134
                                             ----------                         --------                         --------
                                             ----------                         --------                         --------

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

TABLE 2 -- CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST
  RATES (CONTINUED)

                                                               FOR THE NINE MONTHS ENDED
                                          -------------------------------------------------------------------
                                                 SEPTEMBER 30, 1996                 SEPTEMBER 30, 1995
                                          --------------------------------   --------------------------------
                                                        INTEREST   AVERAGE                 INTEREST   AVERAGE
                                            AVERAGE     INCOME/     RATE       AVERAGE     INCOME/     RATE
(DOLLARS IN THOUSANDS)                      BALANCE     EXPENSE      (1)       BALANCE     EXPENSE      (1)
----------------------------------------  -----------  ----------  -------   -----------  ----------  -------
ASSETS
Loans: (2)
  Domestic..............................  $19,259,531  $1,199,726    8.30%   $17,540,142  $1,136,983    8.67%
  Foreign...............................    1,157,275      54,413    6.26      1,142,128      55,625    6.51
Investment securities:
  Taxable...............................    2,105,609      98,762    6.25      1,999,383      86,693    5.80
  Tax-exempt............................      155,533      11,883   10.19        194,359      14,637   10.07
Interest bearing deposits in banks......      888,793      38,583    5.70        962,082      45,137    6.27
Federal funds sold and securities
 purchased under resale agreements......      527,690      21,843    5.44        271,342      12,411    6.12
Trading account securities..............      428,844      18,015    5.52        300,562      13,953    6.21
                                          -----------  ----------            -----------  ----------
    Total earning assets................   24,523,275   1,443,225    7.82     22,409,998   1,365,439    8.15
                                                       ----------                         ----------
Allowance for loan losses...............     (548,351)                          (577,352)
Cash and due from banks.................    1,900,179                          1,543,228
OREO....................................       35,368                             41,622
Premises and equipment, net.............      424,324                            412,142
Other assets............................    1,346,753                          1,352,791
                                          -----------                        -----------
    Total assets........................  $27,681,548                        $25,182,429
                                          -----------                        -----------
                                          -----------                        -----------
LIABILITIES
Deposits in domestic offices:
  Interest bearing......................  $ 4,882,407      98,141    2.69    $ 4,846,894      93,648    2.58
  Savings and consumer time.............    2,904,497      77,498    3.56      2,850,221      75,119    3.52
  Large time............................    3,913,343     156,293    5.33      2,238,930      83,964    5.01
Deposits in foreign offices.............    1,461,572      53,749    4.91      1,845,999      75,065    5.44
                                          -----------  ----------            -----------  ----------
    Total interest bearing deposits.....   13,161,819     385,681    3.90     11,782,044     327,796    3.72
                                          -----------  ----------            -----------  ----------
Federal funds purchased and securities
 sold under repurchase agreements.......    1,012,567      38,310    5.04      1,421,229      60,972    5.74
Subordinated capital notes..............      481,556      23,616    6.53        641,820      33,358    6.95
Other borrowed funds....................    2,820,227     114,883    5.43      2,015,942      89,500    5.94
                                          -----------  ----------            -----------  ----------
    Total borrowed funds................    4,314,350     176,809    5.47      4,078,991     183,830    6.03
                                          -----------  ----------            -----------  ----------
    Total interest bearing
      liabilities.......................   17,476,169     562,490    4.29     15,861,035     511,626    4.31
                                                       ----------                         ----------
Demand deposits.........................    6,540,717                          5,871,790
Other liabilities.......................    1,209,435                          1,151,559
                                          -----------                        -----------
    Total liabilities...................   25,226,321                         22,884,384
SHAREHOLDERS' EQUITY....................    2,455,227                          2,298,045
                                          -----------                        -----------
    Total liabilities and shareholders'
      equity............................  $27,681,548                        $25,182,429
                                          -----------                        -----------
                                          -----------                        -----------
Net interest income/margin (3)..........                  880,735    4.76%                   853,813    5.09%
Less taxable-equivalent adjustment......                    5,241                              8,209
                                                       ----------                         ----------
    Net interest income.................               $  875,494                         $  845,604
                                                       ----------                         ----------
                                                       ----------                         ----------

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

(3)  Fully taxable-equivalent basis.

NONINTEREST INCOME

    During the third quarter of 1996, the Company had noninterest income of $107 million compared with $99 million for the same period in 1995. This increase of $9 million was primarily due to $4 million of non-recurring gains (in other) in the third quarter of 1996 and a $3 million increase in service charges on deposit accounts, a $3 million increase in trust fees, a $2 million increase in fees from investment services, partially offset by a $3 million decrease in foreign exchange income.

    For the nine months ended September 30, 1996, noninterest income increased to $316 million from $291 million for the same period in 1995. This increase of $24 million was primarily due to a $6 million increase in trust fees, a $5 million increase in service charges on deposit accounts, a $6 million increase in net gains on the sale of investment securities and a $9 million increase in other noninterest income, (including $4 million of non-recurring gains in the third quarter of 1996) partially offset by a $5 million decrease in foreign exchange income.

TABLE 3 -- NONINTEREST INCOME

                                               FOR THE THREE MONTHS ENDED                       FOR THE NINE MONTHS ENDED
                           ------------------------------------------------------------------  ----------------------------
                           SEPTEMBER 30,  JUNE 30,    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
(DOLLARS IN THOUSANDS)         1996         1996        1996          1995          1995           1996           1995
-------------------------  -------------  ---------  -----------  ------------  -------------  -------------  -------------
Service charges on
 deposit accounts........   $    26,799   $  25,067   $  23,961    $   23,957     $  23,835     $    75,827    $    70,984
Trust fees...............        24,098      23,309      22,248        23,315        21,529          69,655         63,785
International commissions
 and fees................        16,120      17,124      16,278        17,422        17,017          49,522         51,776
Credit card merchant
 fees....................        13,721      12,905      11,598        11,494        12,461          38,224         34,273
Merchant banking fees....         4,729       5,234       9,248         6,665         5,631          19,211         17,818
Investment services......         5,225       4,714       4,259         4,491         3,693          14,198         12,350
Foreign exchange.........         2,641       3,330       3,686         3,904         5,498           9,657         15,139
Investment securities
 gains (losses), net.....           628       2,621         616           966          (348)          3,865         (1,668)
Other....................        13,319      11,246      10,980         8,767         9,306          35,545         27,040
                           -------------  ---------  -----------  ------------  -------------  -------------  -------------
  Total noninterest
    income...............   $   107,280   $ 105,550   $ 102,874    $  100,981     $  98,622     $   315,704    $   291,497
                           -------------  ---------  -----------  ------------  -------------  -------------  -------------
                           -------------  ---------  -----------  ------------  -------------  -------------  -------------

NONINTEREST EXPENSE

    Noninterest expense, excluding merger and integration expense of $26 million, was $259 million for the third quarter of 1996, compared with $236 million for the comparable quarter in 1995. This increase of $22 million or 9 percent, included a $12 million charge related to former banking facilities. Other expense increases primarily reflected expansion of the community banking business, including the opening of 6 new offices and 11 new in-store locations in the past year, as well as regular increases in salaries. Since the merger-related consolidation of 20 branches occurred in September 1996, savings related to this action are not reflected in third quarter 1996 results.

    Total noninterest expense, excluding $87 million of merger and integration expense, increased to $763 million for the nine months ended September 30, 1996 from $726 million for the same period in 1995. The same factors discussed above in the quarterly comparison accounted for most of this increase. In addition, there were increases of $4 million in credit card processing expense (roughly offset by non-interest revenue from the growth in activity) and $5 million in foreclosed asset expense (due primarily to write-downs and expenses in the first quarter of 1996), offset by a $19 million decrease in regulatory authority assessment expense (principally FDIC deposit assessment expense).

TABLE 4 -- NONINTEREST EXPENSE

                                              FOR THE THREE MONTHS ENDED                       FOR THE NINE MONTHS ENDED
                          ------------------------------------------------------------------  ----------------------------
                          SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
(DOLLARS IN THOUSANDS)        1996          1996        1996         1995          1995           1996           1995
------------------------  -------------  ----------  ----------  ------------  -------------  -------------  -------------
Salaries................   $   116,146   $  117,725  $  115,178   $  115,885    $   111,400    $   349,049    $   327,174
Employee benefits.......        21,861       22,239      27,173       19,036         21,611         71,273         73,768
                          -------------  ----------  ----------  ------------  -------------  -------------  -------------
  Salaries and employee
    benefits............       138,007      139,964     142,351      134,921        133,011        420,322        400,942
Net occupancy...........        35,439       24,270      21,955       23,390         22,877         81,664         69,552
Equipment...............        14,003       13,336      13,813       14,540         13,803         41,152         40,462
Credit card
 processing.............         9,619       10,038       8,369        8,187          8,401         28,026         23,563
Communications..........         7,684        8,309       7,726        8,139          7,616         23,719         22,379
Advertising and public
 relations..............         5,508        6,702       6,993        5,628          5,240         19,203         16,496
Printing and office
 supplies...............         7,939        6,434       6,098        6,242          5,765         20,471         16,389
Professional services...         6,144        6,592       5,869        5,608          7,129         18,605         19,757
Armored car.............         5,487        5,196       5,046        4,987          4,952         15,729         14,484
Data processing.........         5,568        4,689       5,318        4,963          4,380         15,575         13,594
Software................         3,966        3,678       3,676        4,335          3,628         11,320          9,503
Intangible asset
 amortization...........         3,338        3,338       3,338        3,338          3,338         10,014         10,014
Travel..................         3,553        3,822       3,074        3,342          3,192         10,449          8,816
Net operating
 reserves...............         1,979        2,148       2,330        9,089          3,533          6,457          7,129
Foreclosed asset expense
 (income)...............          (696)         867       3,274       (2,035)          (995)         3,445         (1,127)
Regulatory authority
 assessments............           956          312         959        2,579            179          2,227         20,852
Other...................        10,029       12,823      11,835       14,484         10,179         34,687         33,025
                          -------------  ----------  ----------  ------------  -------------  -------------  -------------
  Noninterest expense,
    excluding merger and
    integration
    expense.............       258,523      252,518     252,024      251,737        236,228        763,065        725,830
Merger and integration
 expense................        25,552       61,266      --           --            --              86,818        --
                          -------------  ----------  ----------  ------------  -------------  -------------  -------------
  Total noninterest
    expense.............   $   284,075   $  313,784  $  252,024   $  251,737    $   236,228    $   849,883    $   725,830
                          -------------  ----------  ----------  ------------  -------------  -------------  -------------
                          -------------  ----------  ----------  ------------  -------------  -------------  -------------

MERGER EXPENSES

    In connection with the merger, $26 million of merger and integration expenses were recognized in the results of the third quarter of 1996. These costs included severance, retention, and other employee related costs ($9 million); costs incurred in connection with the planned disposition of certain facilities ($9 million); professional fees ($1 million); and other merger and integration related expenses ($7 million).

                                                      SEVERANCE,
                                                     RETENTION AND
                                                    OTHER EMPLOYEE   FACILITIES PROFESSIONAL
(DOLLARS IN THOUSANDS)                               RELATED COSTS     COSTS       FEES        OTHER      TOTAL
--------------------------------------------------  ---------------  ---------  -----------  ---------  ---------
Provision for merger and integration costs........     $  30,500     $  36,929   $   6,876   $  12,513  $  86,818
Utilization for the period
  Cash............................................         5,880         1,095       6,876       9,496     23,347
  Noncash.........................................        --             5,000      --           1,690      6,690
                                                         -------     ---------  -----------  ---------  ---------
    Total.........................................         5,880         6,095       6,876      11,186     30,037
                                                         -------     ---------  -----------  ---------  ---------
Liability balance, September 30, 1996.............     $  24,620     $  30,834   $       0   $   1,327  $  56,781
                                                         -------     ---------  -----------  ---------  ---------
                                                         -------     ---------  -----------  ---------  ---------

    It is expected that additional merger-related expenses which do not qualify for current recognition will be incurred over the next two quarters. These expenses will also be classified as merger and integration expense when incurred.

INCOME TAXES

    The effective tax rates for the three months ended September 30, 1996 and 1995 were 41.1 percent and 38.6 percent respectively. The increase in the effective tax rate was primarily attributable to an increase in the effective California tax rate as a result of the combination of Union Bank with BanCal Tri-State Corporation and of their parents, The Bank of Tokyo, Ltd. and The Mitsubishi Bank, Limited.

LOANS OUTSTANDING

    The Company's lending activities are predominantly domestic, with such loans comprising approximately 94 percent of the portfolio at September 30, 1996 and December 31, 1995. Overall the Company's loan portfolio at September 30, 1996 increased by $721 million compared to December 31, 1995 and $1.54 billion in comparison to September 30, 1995. The increase from September 30, 1995, was primarily attributable to the commercial and residential mortgage portfolio, which grew by $1.22 billion. The Company attributes this growth to the continuing improvement in the California economy, particularly in the real estate sector.

    Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are principally to major corporations, middle market businesses, and small businesses, with no concentration exceeding ten percent in any one business segment. At September 30, 1996, December 31, 1995 and September 30, 1995, the commercial, financial and industrial loan portfolio was $9.3 billion or 44 percent of the total loan portfolio, $9.6 billion or 48 percent and $9.1 billion or 47 percent, respectively.

    The Company's construction portfolio totaled $364 million or 2 percent of total loans at September 30, 1996 as compared to $394 million or 2 percent at December 31, 1995 and $435 million or 2 percent at September 30, 1995.

    Mortgage loans represented $6.2 billion or 30 percent of total loans at September 30, 1996, $5.3 billion or 26 percent at December 31, 1995 and $5.0 billion or 26 percent at September 30, 1995. The mortgage portfolio consists of loans on commercial and industrial projects and loans secured by one to four family residential properties, primarily in California.

    Consumer loans totaled $3.0 billion or 14 percent of total loans at September 30, 1996 as compared to $2.9 billion or 14 percent at December 31, 1995 and $2.9 billion or 15 percent at September 30, 1995. This portfolio is primarily comprised of installment loans and home equity loans.

    Lease financing totaled $840 million or 4 percent of total loans at September 30, 1996 as compared to $845 million or 4 percent at December 31, 1995 and $821 million or 4 percent at September 30, 1995.

    Foreign loans totaled $1.3 billion or 6 percent of total loans at September 30, 1996 as compared to $1.2 billion or 6 percent at December 31, 1995 and $1.2 billion or 6 percent at September 30, 1995.

TABLE 5 -- LOANS OUTSTANDING

                                       SEPTEMBER 30,    JUNE 30,       MARCH 31,    DECEMBER 31,   SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                     1996           1996           1996           1995           1995
-------------------------------------  -------------  -------------  -------------  -------------  -------------
DOMESTIC:
  Commercial, financial and
    industrial.......................  $   9,292,972  $   9,395,499  $   9,456,070  $   9,614,069  $   9,111,128
  Construction.......................        364,497        387,309        410,608        394,472        435,139
  Mortgage:
    Residential......................      3,931,255      3,876,344      3,726,642      3,406,873      3,202,832
    Commercial.......................      2,274,726      1,951,957      1,870,576      1,871,489      1,785,764
                                       -------------  -------------  -------------  -------------  -------------
      Total mortgage.................      6,205,981      5,828,301      5,597,218      5,278,362      4,988,596
  Consumer:
    Installment......................      1,639,034      1,502,731      1,421,179      1,393,859      1,356,699
    Home equity......................        982,657      1,011,937      1,031,199      1,064,972      1,086,805
    Credit card and other lines of
      credit.........................        364,275        416,286        412,385        427,680        409,728
                                       -------------  -------------  -------------  -------------  -------------
      Total consumer.................      2,985,966      2,930,954      2,864,763      2,886,511      2,853,232
  Lease financing....................        839,868        830,888        830,098        845,170        820,677
                                       -------------  -------------  -------------  -------------  -------------
      Total domestic loans...........     19,689,284     19,372,951     19,158,757     19,018,584     18,208,772
Loans originated in foreign
 offices.............................      1,257,481      1,107,727      1,182,578      1,207,505      1,199,752
                                       -------------  -------------  -------------  -------------  -------------
      Total loans....................     20,946,765     20,480,678     20,341,335     20,226,089     19,408,524
Allowance for loan losses............        535,087        545,345        547,401        555,149        566,812
                                       -------------  -------------  -------------  -------------  -------------
      Net loans outstanding..........  $  20,411,678  $  19,935,333  $  19,793,934  $  19,670,940  $  18,841,712
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the loan and lease portfolio, both disbursed and undisbursed. The allowance is increased by the provision for loan losses, which is charged against current period operating results, and is decreased by the amount of net loan charge-offs during the period. In evaluating the adequacy of the allowance for loan losses, management incorporates such factors as collateral value, portfolio composition and concentrations, trends in local and national economic conditions and the impact of such trends on the financial strength of its borrowers. Allocation of the allowance for loan losses by loan category is based on management's assessment of past loan loss experience for particular loan categories adjusted to take into account current and prospective economic conditions. While reserves are segmented by broad portfolio categories to analyze the adequacy of the allowance for loan losses, the allowance is general in nature and is available for the portfolio in its entirety. Although management believes that the allowance for loan losses is adequate, future provisions will be subject to continuing evaluation of inherent risk in the loan portfolio.

    At September 30, 1996, the Company's allowance for loan losses was $535 million or 2.55 percent of the total loan portfolio. This compares with an allowance for loan losses of $555 million or 2.74 percent of the total loan portfolio at December 31, 1995. During the first nine months of 1996, the Company recorded a provision for loan losses of $10 million in each quarter compared with $9 million for the fourth quarter of 1995 and $12 million for the third quarter of 1995.

    The decline in the provision for loan losses in comparing the third quarter of 1996 to the third quarter of 1995 reflects the improvement in the quality of the Company's loan portfolio.

    During the third quarter of 1996, the Company had net loan charge offs of $20 million, compared to net loan charge offs of $19 million for the quarter ended September 30, 1995. An $8 million reduction in total loans charged off was offset by a $9 million reduction in total loan loss recoveries.

    The Company continues to evaluate its loan portfolio for impairment as defined by Statement of Financial Accounting Standard No. 114, as amended. At September 30, 1996, total impaired loans were $123 million and the associated impairment allowance was $10 million. This compares to impaired loans of $173 million and an associated impairment allowance of $16 million at December 31, 1995.

TABLE 6 -- ALLOWANCE FOR LOAN LOSSES

                                                                       FOR THE THREE MONTHS ENDED
                                                   ------------------------------------------------------------------
                                                   SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,  SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                 1996          1996        1996         1995          1995
-------------------------------------------------  -------------  ----------  ----------  ------------  -------------
Balance, beginning of period.....................   $   545,345   $  547,401  $  555,149   $  566,812    $   573,971
Loans charged off:
  Domestic:
    Commercial, financial and industrial.........        10,289        6,628      11,937       18,658          7,130
    Construction.................................       --               806          67            4          3,610
    Mortgage.....................................         5,086        2,621       4,070        5,932         12,854
    Consumer.....................................        12,293       12,162      13,823       12,694         13,620
    Lease financing..............................           716          577         647        1,005            277
  Foreign........................................         1,256           61          58           36            259
                                                   -------------  ----------  ----------  ------------  -------------
      Total loans charged off....................        29,640       22,855      30,602       38,329         37,750
Loan loss recoveries:
  Domestic:
    Commercial, financial and industrial.........         4,030        4,271       6,153        6,296         10,754
    Construction.................................       --               129           1           38              6
    Mortgage.....................................         2,230        3,097       2,640        7,746          4,897
    Consumer.....................................         3,027        3,147       3,946        3,759          2,846
    Lease financing..............................            95          143          86           70             62
  Foreign........................................       --                12          28            7             26
                                                   -------------  ----------  ----------  ------------  -------------
      Total loan loss recoveries.................         9,382       10,799      12,854       17,916         18,591
                                                   -------------  ----------  ----------  ------------  -------------
        Net loans charged off....................        20,258       12,056      17,748       20,413         19,159
Provision for loan losses........................        10,000       10,000      10,000        8,750         12,000
                                                   -------------  ----------  ----------  ------------  -------------
Balance, end of period...........................   $   535,087   $  545,345  $  547,401   $  555,149    $   566,812
                                                   -------------  ----------  ----------  ------------  -------------
                                                   -------------  ----------  ----------  ------------  -------------
Allowance for loan losses to total loans.........          2.55%        2.66%       2.69%        2.74%          2.92%
Provision for loan losses to net loans charged
 off.............................................         49.36        82.95       56.34        42.86          62.63
Recoveries of loans to loans charged off in the
 previous period.................................         41.05        35.29       33.54        47.46          54.03
Net loans charged off to average loans
 outstanding for the period (1)..................          0.39         0.24        0.35         0.41           0.40

------------------------------

(1)  Annualized.

ASSET QUALITY

    At September 30, 1996, total nonperforming and renegotiated loans were $148 million or 0.71 percent of total loans outstanding compared with $210 million or
1.04 percent and $231 million or 1.19 percent at December 31, 1995 and September 30, 1995, respectively. The decrease of $83 million from September 30, 1995 to September 30, 1996, was primarily the result of decreases of $40 million in the construction portfolio and $34 million in the mortgage portfolio.

TABLE 7 -- NONPERFORMING AND RENEGOTIATED ASSETS

                                              SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,  SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                            1996          1996        1996         1995          1995
--------------------------------------------  -------------  ----------  ----------  ------------  -------------
NONACCRUAL LOANS:
Domestic:
    Commercial, financial and industrial....   $    70,920   $   94,303  $   81,028   $   84,336    $    77,276
    Construction............................        10,670       10,974      30,630       40,026         50,976
    Mortgage:
      Residential (1).......................        10,577       16,083      17,961       19,220         18,228
      Commercial............................        54,904       66,911      61,108       63,836         80,879
                                              -------------  ----------  ----------  ------------  -------------
        Total mortgage......................        65,481       82,994      79,069       83,056         99,107
      Other.................................           704        3,223       1,089          849          2,111
                                              -------------  ----------  ----------  ------------  -------------
        Total nonaccrual loans..............       147,775      191,494     191,816      208,267        229,470
Renegotiated loans..........................       --               681       1,385        1,612          1,459
                                              -------------  ----------  ----------  ------------  -------------
        Total nonperforming and renegotiated
          loans.............................       147,775      192,175     193,201      209,879        230,929
Foreclosed assets...........................        32,882       35,998      34,999       36,992         39,754
                                              -------------  ----------  ----------  ------------  -------------
      Total nonperforming and renegotiated
        assets..............................   $   180,657   $  228,173  $  228,200   $  246,871    $   270,683
                                              -------------  ----------  ----------  ------------  -------------
                                              -------------  ----------  ----------  ------------  -------------
Nonperforming and renegotiated loans to
 total loans................................          0.71%        0.94%       0.95%        1.04%          1.19%
Nonperforming and renegotiated assets to
 total loans and foreclosed assets..........          0.86         1.11        1.12         1.22           1.39
Nonperforming and renegotiated assets to
 total assets...............................          0.63         0.81        0.80         0.90           1.00

------------------------------

(1) These loans primarily consist of loans secured by single family residential development projects and apartment buildings.

    Since foreclosed assets remained relatively constant over the past five quarters, the changes in total nonperforming and renegotiated assets were primarily the result of the changes in nonaccrual loans discussed above. Total nonperforming and renegotiated assets of $181 million at September 30, 1996 reflected a 33 percent decrease from a year earlier.

TABLE 8 -- LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

                                                SEPTEMBER 30,  JUNE 30,    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                              1996         1996        1996          1995          1995
----------------------------------------------  -------------  ---------  -----------  ------------  -------------
Domestic:
  Commercial, financial and industrial........    $     521    $   1,800   $   3,756    $    3,752     $   1,170
  Construction................................        2,325          188       1,716         1,063         2,577
  Mortgage:
    Residential...............................        9,838        7,110      12,208         8,479         3,157
    Commercial................................       16,372          117       2,949         3,592        12,664
                                                -------------  ---------  -----------  ------------  -------------
      Total mortgage..........................       26,210        7,227      15,157        12,071        15,821
  Consumer and other..........................       13,643        6,867       7,786         8,854         7,736
                                                -------------  ---------  -----------  ------------  -------------
      Total loans 90 days or more past due and
        still accruing........................    $  42,699    $  16,082   $  28,415    $   25,740     $  27,304
                                                -------------  ---------  -----------  ------------  -------------
                                                -------------  ---------  -----------  ------------  -------------

    The Company's level of loans 90 days or more past due and still accruing was $43 million at September 30, 1996, compared with $26 million at December 31, 1995 and $27 million at September 30, 1995.

LIQUIDITY

    Liquidity refers to the Company's ability and financial flexibility to adjust its future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The Company's liquidity management draws upon its strengths, which include an extensive retail and middle market business banking franchise and an ability to obtain funds for various terms in a variety of domestic and international money markets.

    Core deposits (demand, interest bearing savings, and consumer time deposits) have provided the Company with a sizable source of relatively stable and low-cost funds. In the third quarter of 1996 these sources, together with other noninterest bearing funds (primarily common shareholders' equity) funded 61 percent of average earning assets.

CAPITAL

    Total shareholders' equity decreased $30 million from December 31, 1995 to September 30, 1996. This change was primarily a result of $190 million of net income for the first nine months of 1996, offset by dividends on common stock of $198 million (including $145 million paid to The Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.).

    For regulatory purposes, the Company's capital adequacy is based on risk-adjusted Tier 1 and Total capital guidelines, as well as a leverage ratio. Under these guidelines the Company's Tier 1 and Total risk-based capital ratios were 9.04 percent and 11.16 percent, respectively, at September 30, 1996, as compared to 9.35 percent and 11.70 percent, and 9.42 percent and 11.88 percent at December 31, 1995 and September 30, 1995, respectively. The decreases in the ratios from December 31, 1995 are primarily attributable to the $145 million dividend paid to The Mitsubishi Bank, Limited in the first quarter of 1996. As of September 30, 1996 the Company's subsidiary bank, Union Bank of California, N.A., met all regulatory minimums of a well-capitalized bank.

TABLE 9 -- RISK-BASED CAPITAL

                                           SEPTEMBER 30,    JUNE 30,       MARCH 31,    DECEMBER 31,   SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                         1996           1996           1996           1995           1995
-----------------------------------------  -------------  -------------  -------------  -------------  -------------
CAPITAL COMPONENTS:
Common shareholders' equity..............  $   2,182,360  $   2,145,496  $   2,125,532  $   2,164,516  $   2,095,318
Parent direct interest in bank
 subsidiary..............................        126,599        125,320        123,308        159,996        154,981
8 3/8% Noncumulative preferred stock,
 Series A................................        135,000        135,000        135,000        135,000        135,000
Less: Core deposit intangible (1)........          6,177          6,343          6,546          6,748          6,950
    Goodwill.............................         88,299         91,435         94,632         97,707        100,928
    Disallowed deferred tax
     assets..............................       --             --             --             --               13,981
                                           -------------  -------------  -------------  -------------  -------------
        Tier 1 capital...................      2,349,483      2,308,038      2,282,662      2,355,057      2,263,440
                                           -------------  -------------  -------------  -------------  -------------
Eligible portion of the allowance for
 loan losses (2).........................        327,523        324,503        319,973        317,712        303,565
Subordinated capital notes (3)...........        225,600        270,874        270,874        274,200        287,600
                                           -------------  -------------  -------------  -------------  -------------
        Tier 2 capital...................        553,123        595,377        590,847        591,912        591,165
Less: Unconsolidated subsidiary..........            355            466            585            646            145
                                           -------------  -------------  -------------  -------------  -------------
        Total risk-based capital.........  $   2,902,251  $   2,902,949  $   2,872,924  $   2,946,323  $   2,854,460
                                           -------------  -------------  -------------  -------------  -------------
                                           -------------  -------------  -------------  -------------  -------------
Risk-weighted balance sheet and
 off-balance sheet assets................  $  26,201,833  $  26,048,566  $  25,597,852  $  25,416,926  $  24,299,214
Less: Disallowed deferred tax
     assets..............................       --             --             --             --               13,981
    Allowance for loan losses
     not included in Tier 2
     capital.............................        207,564        220,842        227,428        237,437        263,247
                                           -------------  -------------  -------------  -------------  -------------
        Risk-weighted assets.............  $  25,994,269  $  25,827,724  $  25,370,424  $  25,179,489  $  24,021,986
                                           -------------  -------------  -------------  -------------  -------------
                                           -------------  -------------  -------------  -------------  -------------
CAPITAL RATIOS
Tier 1 risk-based capital................           9.04%          8.94%          9.00%          9.35%          9.42%
Total risk-based capital.................          11.16          11.24          11.32          11.70          11.88

------------------------------

(1) The amount of core deposit intangible deducted in Tier 1 capital is the unamortized portion of a premium paid for the assumption of core deposits resulting from the purchase of retail banking offices.

(2) The allowance for loan losses included in Tier 2 capital is limited to 1.25% of risk-weighted balance sheet and off-balance sheet assets.

(3) The amount of term subordinated debt included in Tier 2 capital is limited to 50% of Tier 1 capital.

TABLE 10 -- OTHER CAPITAL MEASURES

                                                   SEPTEMBER 30,     JUNE 30,      MARCH 31,     DECEMBER 31,      SEPTEMBER 30,
                                                       1996            1996          1996            1995              1995
                                                 -----------------  -----------  -------------  ---------------  -----------------
LEVERAGE RATIO (1).............................           8.43%           8.33%         8.35%           8.70%             8.75%
OTHER CAPITAL RATIOS (END OF PERIOD):
  Tangible common equity to total assets.......           7.32%           7.31%         7.16%           7.57%             7.39%
  Total equity to total assets.................           8.56            8.58          8.42            9.02              8.86
  Tangible common equity to average total
   assets......................................           7.50            7.39          7.43            7.67              7.69
  Total equity to average total assets.........           8.77            8.68          8.74            9.14              9.22

------------------------------

(1)  Tier 1 capital divided by quarterly average total assets.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits: None

       (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the 3rd quarter.

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

                                                     Takahiro Moriguchi
                                               VICE CHAIRMAN OF THE BOARD AND
                                                  CHIEF FINANCIAL OFFICER

                                          By         /s/ DAVID W. EHLERS

                                            ------------------------------------

                                                      David W. Ehlers
                                                EXECUTIVE VICE PRESIDENT AND
                                                    DIRECTOR OF FINANCE

                                          By          /s/ DAVID W. DOBON

                                            ------------------------------------

                                                       David W. Dobon
                                            SENIOR VICE PRESIDENT AND CONTROLLER

                                          Dated:  November 13, 1996

                      (THIS PAGE INTENTIONALLY LEFT BLANK)