Form 10-K405
period 1996-12-31
UNIONBANCAL CORP
filed 1997-03-28
CIK 1011659

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

                        COMMISSION FILE NUMBER 0-28118.

                            UNIONBANCAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                                     94-1234979
       (State or other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

              350 CALIFORNIA STREET, SAN FRANCISCO, CA 94104-1476
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (415) 705-7350

          Securities registered pursuant to Section 12 (b) of the Act:

                                      None

          Securities registered pursuant to Section 12 (g) of the Act:

                                  Common Stock
                 8 3/8% Noncumulative Preferred Stock, Series A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           __X__ Yes       ______ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of February 28, 1997, the aggregate market value of voting stock held by nonaffiliates of the registrant was $633,614,908. The aggregate market value was computed by reference to the last sales price of such stock.

As of February 28, 1997, the number of shares outstanding of the registrant's common stock was 54,768,421.

                            DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------------------
LOCATION IN FORM 10-K                          INCORPORATED DOCUMENT
---------------------------------------------  ---------------------------------------------
Part III                                       Portions of the Proxy Statement for the May
                                               28, 1997 Annual Meeting of Shareholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                              INDEX

                                              PART I                                     PAGE
                                                                                    ---------
ITEM 1.         BUSINESS                                                                    2
                General                                                                     2
                Banking                                                                     2
                Bank and Nonbank Subsidiaries                                               3
                Employees                                                                   3
                Competition                                                                 4
                Monetary Policy                                                             4
                Supervision and Regulation                                                  4

ITEM 2.         PROPERTIES                                                                  5

ITEM 3.         LEGAL PROCEEDINGS                                                           5

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         5

                EXECUTIVE OFFICERS OF THE REGISTRANT                                        6

                                             PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER               9
                MATTERS

ITEM 6.         SELECTED FINANCIAL DATA                                                9, F-1

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND        9, F-1
                RESULTS OF OPERATIONS

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                           9, F-25

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND             9
                FINANCIAL DISCLOSURE

                                             PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                         10

ITEM 11.        EXECUTIVE COMPENSATION                                                     10

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT             10

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                             10

                                             PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K           11

SIGNATURES                                                                               II-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

    The combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A., was completed on April 1, 1996, resulting in UnionBanCal Corporation and its banking subsidiary now known as Union Bank of California, N.A. ("UBOC" or the "Bank"). At December 31, 1996, UnionBanCal Corporation and consolidated subsidiaries ("UNBC" or the "Company") was the third largest bank holding company in California and among the thirty largest in the United States, based on total assets of $29.2 billion. UnionBanCal Corporation is 81 percent owned by The Bank of Tokyo-Mitsubishi, Ltd. ("BTM") and 19 percent owned by other shareholders. Union Bank of California, N.A., is 94 percent owned by UnionBanCal Corporation and 6 percent directly owned by The Bank of Tokyo-Mitsubishi, Ltd.

    The Company provides a wide range of financial services to consumers, small businesses, middle market companies and major corporations, primarily in California, Oregon, and Washington, but nationally and internationally, as well.

BANKING

COMMUNITY BANKING

    The Community Banking Group serves consumers, smaller businesses, and government and nonprofit institutions through its branch offices in California, Oregon, and Washington. It provides a wide variety of loan products and deposit services with an emphasis on quality customer service. In addition, its deposit customers are linked with the greatly expanded automated teller and point-of-sale debit services through its founding membership in the Star System-Registered Trademark-, the largest shared ATM network in the Western United States. The Group established the first telephone deposit and loan information service of its kind in California, which provides account and interest information on a 24-hour basis, free of charge. The Group also operates more than 40 full-service branches within retail establishments, primarily supermarkets, and provides Priority Banking-Registered Trademark- services to affluent customers.

COMMERCIAL MARKETS

    The Commercial Markets Group provides a variety of financial services to middle market corporate clients ($10 to $200 million in revenues) throughout California, Oregon, and Washington. Commercial loans, asset-based financing, trade financing, and customized cash management services are among the products tailored to the needs of these clients.

CORPORATE BANKING

    The Corporate Banking Group provides commercial banking services, including lines of credit, cash management, and trade finance to corporations with revenues of $200 million and over in the western United States and, for selected industries, nationwide.

REAL ESTATE INDUSTRIES

    The Real Estate Industries Group is active in commercial and residential real estate markets, primarily in the western United States. Mortgage and construction lending are offered to residential builders and commercial property developers. Permanent real estate financing is provided for residential, owner-occupied properties.

SPECIALIZED LENDING

    The Specialized Lending Group provides customized credit products and financial services to major communications, media, entertainment, energy, utility and environmental services clients nationwide. The Specialized Lending Group also manages the Company's commercial finance, project finance, and private equity businesses.

INSTITUTIONAL AND DEPOSIT MARKETS

    The Institutional and Deposit Markets Group offers specialized depository services to domestic and foreign financial institutions, government agencies, bankruptcy trustees and other clients with significant deposit volumes. These deposit services provide the Bank with a low cost source of funds and generate non-interest income.

INTERNATIONAL BANKING

    The International Banking Group is a leader in correspondent banking and trade services. It extends credit to commercial banks, foreign governments and their agencies, and domestic and foreign entities engaged in international business. In addition, it is active in the financing of foreign trade and international money market transactions.

PACIFIC RIM CORPORATE BANKING

    The Pacific Rim Corporate Group offers a full range of financial products and services to majority-owned subsidiaries, branch offices, joint ventures and representative offices of Asian companies in the U.S. Customers utilize asset-based financing, equipment leasing, bond financing, trust and cash management services. The Group provides guidance on local and regional business development, as well as cultural matters.

TRUST AND PRIVATE FINANCIAL SERVICES

    The Trust and Private Financial Services Group provides fiduciary, banking, investment, and asset management services for individuals and businesses globally through selected offices in California, Oregon and Washington. Services provided for individuals include private banking services; acting as executor or administrator of estates; investment management; sale of investment products; and acting as trustee for a broad variety of trusts. Services offered for businesses and governmental organizations include municipal obligation underwriting, domestic and global custody services, including securities lending, sale of investment products, and acting as trustee for bond and debenture issues and pension, profit sharing and other employee benefit plans. The Group provides investment management services for individuals, corporations, and other institutional clients through Pacific Alliance Capital Management and also markets two proprietary mutual fund families, HighMark Funds and Stepstone Funds.

TREASURY

    The Treasury Group provides financial risk management products and services including foreign exchange, interest rate derivatives, and non-equity investment securities to institutional investor clients.

BANK AND NONBANK SUBSIDIARIES

    The Company has twelve subsidiaries in addition to the Bank that provide various types of services to it and its customers. Bankers Commercial Corporation, UNBC Leasing, Inc. and UnionBanCal Leasing Corporation engage in equipment leasing and other lease related financing. Cal First Properties, Inc. holds and manages various properties used by the Company. UnionBanCal Venture Corporation is a small business investment company licensed under the Small Business Investment Act of 1958. UnionBanCal Commercial Funding Corporation sells commercial paper and invests the proceeds in Eurodollar placements with the Bank. UnionBanCal Equities, Inc. invests in equity securities of other companies. SBS Realty, Inc. was established to hold and dispose of other real estate owned ("OREO"). The remaining subsidiaries are mostly inactive.

    The Bank has two active subsidiaries. UBOC Investment Services, Inc., a registered securities broker/ dealer and member of the National Association of Securities Dealers, offers a wide range of investment products. These products include a wide range of securities, including publicly traded stocks, treasury and government agency issues, stock options, corporate and municipal bonds and mutual funds. In addition, it provides a wholesale investment program to other financial institutions. Union Bank of California International is an Edge Act subsidiary supporting the Bank's international correspondent banking business.

EMPLOYEES

    At December 31, 1996, the Company and its subsidiaries had 9,538 full-time-equivalent employees.

COMPETITION

    Banking is a highly competitive business. The Company competes actively for loan, deposit, and other financial services business in California, Oregon, and Washington, as well as nationally and internationally. The Company's competitors include a large number of state and national banks and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms which offer services similar to or competitive with those offered by the Company or its subsidiaries.

    The Company believes that continued emphasis on enhanced services and distribution systems, an expanded customer base, increased productivity and upgraded credit quality, together with a strong capital base, will position it to meet the challenges provided by this competition.

MONETARY POLICY

    The operations of bank holding companies and their subsidiaries are affected by the credit and monetary policies of the Federal Reserve Board (the "FRB"). The FRB influences financial performance through its management of the discount rate, the money supply, and reserve requirements on bank deposits. Monetary policies of the FRB have had and will continue to have a significant effect on the operating results of financial institutions, including the Company.

SUPERVISION AND REGULATION

    The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended ("BHCA"), which subjects it to requirements for filing reports with the Board of Governors of the Federal Reserve System and for undergoing regular inspections by the Federal Reserve Bank of San Francisco. Generally, the BHCA restricts any investment that the Company may make to no more than 5% of the voting shares of any non-banking entity, and the Company may not acquire more than 5% of the voting shares of any domestic bank without the prior approval of the bank regulatory authorities. The Company's activities are limited, with some exceptions, to banking, the business of managing or controlling banks, and activities which the regulatory authorities deem to be so closely related to banking as to be a "proper incident thereto."

    The Bank and its subsidiaries are regulated by the Office of the Comptroller of the Currency ("OCC"). The Company's subsidiaries are also subject to extensive regulation, supervision and examination by various federal and state regulatory agencies. In addition, the Bank and its subsidiaries are subject to certain restrictions under the Federal Reserve Act, including restrictions on affiliate transactions. Dividends payable by the Bank to the Company are subject to a formula imposed by the OCC unless express approval is given to deviate from the formula. For more information regarding restrictions on loans and dividends by the Bank to its affiliates and on transactions with affiliates, see Notes 16 and 19 to the Consolidated Financial Statements included in this Form 10-K.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposed stricter capital requirements on banks. FDICIA requires federal bank regulatory authorities to take "prompt corrective action" in dealing with inadequately capitalized banks. FDICIA established five tiers of capital measurement ranging from "well capitalized" to "critically undercapitalized". It is the Company's policy to maintain risk-based capital ratios for both the Company and the Bank above the "well capitalized" levels. At December 31, 1996, the Company and the Bank met the requirements of a "well capitalized" institution.

    Furthermore, the activities of the broker-dealer subsidiary of the Bank, UBOC Investment, Inc., are subject to the rules and regulations promulgated by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., as well as other securities regulators at the state level.

    There are additional requirements and restrictions in the laws of the United States and the states of California, Oregon and Washington, as well as other states in which the Bank and its subsidiaries may conduct operations which may include restrictions on the amount of loans and the nature and amount of investments, as well as activities as an underwriter of securities, the opening and closing of branches and the acquisitions of other financial institutions.

    The activities of the Bank in the international arena may be subject to the laws and regulations of the jurisdiction where business is being conducted which may change from time to time and affect the business opportunities and competitiveness of the Bank in these jurisdictions. Furthermore, due to the controlling ownership of the Company by BTM, regulatory requirements adopted or enforced by the Government of Japan may have an effect on the activities and investments of the Company and the Bank in the future.

    The trend followed in recent years by the United States Congress has been to make major legislative changes which, in turn, lead to major regulatory changes, which affect the Company, the Bank and its subsidiaries, as well as the financial services industry in general. Such changes can be expected to occur in the future. Generally, the effect of such changes has been to increase competition and narrow the functional distinctions amongst different types of financial institutions. In some cases, these changes create opportunities for the Company and the Bank, as well as the financial services industry, to compete in financial markets on a more general basis with less regulation. However, these changes also lead to new and major competitors in geographic and product markets which have historically been limited by law and regulation to depository institutions, such as the Bank.

    Changes in the laws, regulations, or policies that impact the Company and the Bank cannot necessarily be predicted and may have a material affect on the business and earnings thereof.

ITEM 2. PROPERTIES

    At December 31, 1996, the Company operated 238 full service branches and 31 limited service offices in California, 5 full service branches in Oregon and Washington, and 17 overseas branches and business offices. The Company owns the property occupied by 71 of the domestic offices and leases the remaining properties for periods of five to twenty years.

    The Company owns 3 administrative facilities in San Francisco and 3 in San Diego. Other administrative offices in Los Angeles, Portland, Seattle, and New York operate under long-term leases expiring in three to fifteen years.

    Rental expense for branches and administrative premises are included in Note 5 to the Company's Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

    The Company is subject to various pending and threatened legal actions which arise in the normal course of business. The Company maintains reserves for losses from legal actions which are both probable and estimable. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICER                 AGE                      PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
----------------------------      ---      -----------------------------------------------------------------------------
Tamotsu Yamaguchi...........          66   Mr. Yamaguchi has served as Chairman of the Company and the Bank since April
                                           1996. He served as Chairman of the former Union Bank from September 1992 until March 1996. He served as Deputy President of the former Bank of Tokyo,
                                           Ltd. from September 1989 through September 1992. He has served as a director of the Company since September 1992.
Kanetaka Yoshida............          59   Mr. Yoshida has served as President and Chief Executive Officer of the
                                           Company and the Bank since April 1996. He served as President and Chief
                                           Executive Officer of the former Union Bank from June 1993 until March 1996.
                                           He served as Vice Chairman and Chief Financial Officer of the former Union
                                           Bank from October 1990 until June 1993. He has served as a director of the
                                           Bank of Tokyo-Mitsubishi, Ltd. since April 1996 and as a director of the former Bank of Tokyo, Ltd. prior thereto. He has served as a director of the
                                           Company since September 1990.
Hiroo Nozawa................          54   Mr. Nozawa has served as Deputy Chairman and Chief Operating Officer of the
                                           Company and the Bank since April 1996. He served as Chairman, President and
                                           Chief Executive Officer of the former BanCal Tri-State Corporation and the former Bank of California, N.A. from March 1994 until March 1996. He served as the General Manager of the Corporate Banking Division 1 of The Mitsubishi
                                           Bank, Limited from June 1992 to December 1993. He served as Executive Vice
                                           President and General Manager for the North American Administration of the
                                           North American Headquarters of The Mitsubishi Bank, Limited from July 1990 to
                                           June 1992. He served as a director of The Mitsubishi Bank, Limited from June
                                           1992 until March 1996. He also served as a director of the former BanCal
                                           Tri-State Corporation and the former Bank of California, N.A. from January
                                           1994 until March 1996. He has been a director of the Bank of
                                           Tokyo-Mitsubishi, Ltd. since April 1996. Mr. Nozawa has served as a director of the Company since April 1996.
Richard C. Hartnack.........          51   Mr. Hartnack has served as Vice Chairman and head of the Community Banking
                                           Group of the Company and the Bank since April 1996. He served as Vice
                                           Chairman of the former Union Bank from June 1991 until March 1996. He has served as a director of the Company since June 1991.
Roy A. Henderson............          54   Mr. Henderson has served as Vice Chairman and head of the Trust & Private
                                           Financial Services Group of the Company and the Bank since April 1996. He served as Vice Chairman and Director of the former BanCal Tri-State
                                           Corporation and the former Bank of California, N.A. from November 1993 until
                                           March 1996. He was Chairman and Chief Executive Officer of LoPresti Flight
                                           Concepts, Inc. from May 1991 until December 1994. He served as the President and Chief Operating Officer of Puget Sound Bancorp from September 1988 to
                                           September 1990. He has served as a director of the Company since April 1996.

EXECUTIVE OFFICER                 AGE                      PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
----------------------------      ---      -----------------------------------------------------------------------------
Takahiro Moriguchi..........          53   Mr. Moriguchi has served as Vice Chairman and Chief Financial Officer of the
                                           Company and the Bank since April 1996. He served as Vice Chairman and Chief
                                           Financial Officer of the former Union Bank from June 1993 until March 1996.
                                           He served as General Manager of The Bank of Tokyo, Ltd.'s Capital Markets
                                           Division 2 from May 1992 to May 1993 and as President and Managing Director
                                           of The Bank of Tokyo Capital Markets, Ltd. London, from July 1988 to April
                                           1992. He has served as a director of The Bank of Tokyo-Mitsubishi, Ltd. since
                                           April 1996 and as a director of the former Bank of Tokyo, Ltd. prior thereto.
                                           He has served as a director of the Company since June 1993.
Minoru Noda.................          50   Mr. Noda has served as Vice Chairman and Chief Credit Officer of the Company
                                           since April 1996. He served as Vice Chairman, Credit and Finance, and
                                           Director of the former BanCal Tri-State Corporation and the former Bank of
                                           California, N.A. from June 1993 until March 1996. He served as Executive Vice
                                           President for Regional Banking of the former BanCal Tri-State Corporation and the former Bank of California, N.A. from July 1992 through June 1993. He served as General Manager of the Higashi-Nagasaki Branch of The Mitsubishi
                                           Bank, Limited from October 1990 through July 1992. He has served as a director of the Company since April 1996.
Robert M. Walker............          55   Mr. Walker has served as Vice Chairman and head of the Commercial Financial
                                           Services Group for the Company and the Bank since April 1996 and head of the
                                           Corporate and Real Estate Banking Group for the Company and the Bank since
                                           July 1996. He served as Vice Chairman and head of the Commercial Financial
                                           Services Group of the former Union Bank from July 1992 until March 1996. He served as Vice Chairman of the Boards of Valley National Corporation and
                                           Valley National Bank of Arizona from December 1991 through July 1992. He has served as a director of the Company since July 1992.
Peter R. Butcher............          57   Mr. Butcher has served as Executive Vice President, Credit Management Group, of the Company and the Bank since April 1996. He served as Executive Vice
                                           President and Chief Credit Officer of the former BanCal Tri-State Corporation and former Bank of California, N.A. from July 1993 until March 1996. He served as Executive Vice President of Society National Bank from March 1992 to July 1993 and as Chief Credit Officer of Ameritrust Corporation from
                                           September 1990 to March 1992.
David W. Ehlers.............          57   Mr. Ehlers has served as Executive Vice President and Director of Finance of
                                           the Company and the Bank since April 1996. He served as Executive Vice
                                           President and Chief Financial Officer of the former BanCal Tri-State
                                           Corporation and the former Bank of California, N.A. from July 1984 until
                                           March 1996.
Magan C. Patel..............          59   Mr. Patel has served as Executive Vice President and head of the
                                           International Banking Group of the Company and the Bank since April 1996. He served as Executive Vice President of the former BankCal Tri-State
                                           Corporation and the former Bank of California, N.A. for more than five years prior thereto.

EXECUTIVE OFFICER                 AGE                      PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
----------------------------      ---      -----------------------------------------------------------------------------
Charles L. Pedersen.........          53   Mr. Pedersen has served as Executive Vice President and head of the Systems,
                                           Technology and Item Processing Group of the Company and the Bank since April
                                           1996. He served as Executive Vice President and head of the Bank Operations &
                                           Automation Group of the former Union Bank from September 1992 until March
                                           1996. He served as Senior Vice President in the same position from November
                                           1988 through September 1992.
Michael A. C. Spilsbury.....          47   Mr. Spilsbury has served as Executive Vice President and head of the
                                           Operations and Services Group of the Company and the Bank since April 1996.
                                           He served as Executive Vice President, Resources and Services, with the former BanCal Tri-State Corporation and the former Bank of California, N.A.
                                           from July 1991 through March 1996.
Yuji Taniguchi..............          50   Mr. Taniguchi has served as Executive Vice President and head of the Pacific
                                           Rim Corporate Group of the Company and the Bank since April 1996. He also has served as General Manager of the Los Angeles Branch of The Bank of
                                           Tokyo-Mitsubishi, Ltd. since April 1996. He served as Executive Vice
                                           President and head of the Pacific Rim Corporate Group of the former Union
                                           Bank from February 1995 until March 1996. He served as General Manager of the
                                           Los Angeles Agency from February 1995 to March 1996, as General Manager of the Yokohama-Ekimae Office from February 1993 to February 1995, and as Deputy
                                           General Manager of the Loan Division from March 1990 to February 1993 of the former Bank of Tokyo, Ltd. He has served as a director of the Company since
                                           1995.
Philip M. Wexler............          58   Mr. Wexler has served as Executive Vice President and head of the Specialized
                                           Lending Group of the Company and the Bank since April 1996. He served as
                                           Executive Vice President and General Manager of the Specialized Lending Group
                                           of the former Union Bank from October 1987 through March 1996.
Donald A. Brunell, Jr.......          52   Mr. Brunell has served as Executive Vice President and Deputy Director of
                                           Finance of the Company and the Bank since April 1996. He served as Executive
                                           Vice President and Director of Finance of the former Union Bank from February
                                           1995 until March 1996. He served as Senior Vice President and Director of
                                           Finance of the former Union Bank for more than five years prior thereto.

    The term of office of the executive officer extends until the officer resigns, is removed, retires, or is otherwise disqualified for service. There is no family relationship among any such officers.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's common stock is traded on the Nasdaq National Market under the symbol UNBC. As of February 28, 1997, the Company's common stock was held of record by approximately 1,882 shareholders, and approximately 81 percent of the Company's common stock was held by BTM. During 1996 and 1995, the average daily trading volume of the Company's common stock was approximately 35,633 shares and 51,228 shares, respectively. At December 31, 1996, 1995 and 1994, the Company's common stock closed at $53.00 per share, $54.25 per share and $26.75 per share, respectively. The following table presents stock quotations for each quarterly period for the two years ended December 31, 1996.

                                                                                      1996                  1995
                                                                              --------------------  --------------------
                                                                                HIGH        LOW       HIGH        LOW
                                                                              ---------  ---------  ---------  ---------
First quarter...............................................................  57 1/2     50 3/4     35         26 3/4
Second quarter..............................................................  55 1/2     46 1/2     42 1/4     33 3/4
Third quarter...............................................................  53 1/4     46 1/4     57 3/4     41 1/2
Fourth quarter..............................................................  56         49         57 1/2     48 1/2

    For the years ended December 31, 1996, 1995 and 1994, the Company declared quarterly dividends on its common stock at the per share rate of $0.35. The Company offers a dividend reinvestment plan that allows shareholders to reinvest dividends in the Company's common stock at five percent below the market price. At December 31, 1996, BTM was not a participant in the plan.

    The availability of retained earnings of the Company for the payment of dividends is affected by certain legal restrictions. Dividends on the Company's common stock are further restricted by certain provisions of the Company's outstanding noncumulative preferred stock. These provisions specify that no common stock dividend shall be declared, paid or set aside unless and until the Company has paid full dividends on the preferred stock for the four most recent quarterly dividend periods.

    In addition, see Notes 12 and 16 to the Company's Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

    See page F-1 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See pages F-1 through F-24 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See pages F-25 through F-65 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The selection of Deloitte & Touche LLP as independent auditors for the Company was ratified by the Board of Directors on May 22, 1996, as previously reported on Form 8-K dated May 22, 1996, and incorporated by reference herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to the Company's Proxy Statement for the May 28, 1997, Annual Meeting of Shareholders for incorporation of information concerning directors and persons nominated to become directors of the Company. Information concerning executive officers of the Company as of February 28, 1997, is included in Part I above in accordance with Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning executive compensation is incorporated by reference from the text under the caption "Compensation and Other Transactions with Management and Others" in the Proxy Statement for the May 28, 1997, Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning ownership of the equity stock of UNBC by certain beneficial owners and management is incorporated by reference from page 1 and the text under the caption "Election of Directors" in the Proxy Statement for the May 28, 1997, Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions with officers, directors, and BTM is incorporated by reference from the text under the caption "Transactions with Management and Others" in the Proxy Statement for the May 28, 1997, Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

    The consolidated financial statements of the Company, the Management Statement and the independent auditors' reports are set forth on pages F-26 through F-65. (See index on page F-25).

(a)(2) FINANCIAL STATEMENT SCHEDULES

    All schedules to the consolidated financial statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or accompanying notes.

(a)(3) EXHIBITS

                                                                                                INCORPORATED BY REFERENCE
                                                                                                  FROM FILE NO. 0-28118
                                                                                             -------------------------------
                                                                                                     REPORT ON FORM
                                                                                             -------------------------------
                                                                                               FILED       8-K      EXHIBIT
   NO.                                       DESCRIPTION                                     HEREWITH     DATED       NO.
---------  --------------------------------------------------------------------------------  ---------  ---------  ---------
      2.1  Agreement and Plan of Reorganization, dated as of September 27, 1995, among                     4/1/96        2.1
           Union Bank, The Bank of California, N.A., and BanCal Tri-State Corporation
      2.2  Agreement and Plan of Merger, dated as of September 27, 1995, between Union Bank                4/1/96        2.2
           and BanCal Tri-State Corporation
      2.3  Purchase and Assumption Agreement, dated as of September 27, 1995, between Union                4/1/96        2.3
           Bank and The Bank of California, N.A.
      2.4  Special Meeting Proxy Statement dated January 8, 1996                                           4/1/96       19.1
     3(i)  Restated Articles of Incorporation of the Registrant, as amended                                4/1/96        3.1
    3(ii)  By-laws of the Registrant, as amended                                                           4/1/96        3.2
      4.1  Certificate of Determination of the Preferred Stock of the Registrant                           4/1/96        4.1
     10.1  Management Stock Plan. (As amended effective February 1, 1991)*                                 4/1/96       10.3
     10.2  Union Bank of California Deferred Compensation Plan. (January 1, 1997,                X
           Restatement, as amended November 21, 1996)*
     10.3  Union Bank of California Senior Management Bonus Plan. (Effective January 1,          X
           1996)*
     10.4  Richard C. Hartnack Employment Agreement (Effective June 4, 1991) and Amendment                 4/1/96       10.6
           to Employment Agreement (Dated February 24, 1992)*
     10.5  Robert M. Walker Employment Agreement. (Effective July 1, 1992)*                                4/1/96       10.7
     10.6  Roy A. Henderson Employment and Separation Agreement. (Effective August 13,           X
           1993, as amended December 7, 1995)*
     10.7  Union Bank Supplemental Executive Retirement Plan. (Effective January 1, 1988)                  4/1/96      10.10
           (Amended November 17, 1995)*
     10.8  Bank of California Executive Supplemental Benefits Plan (Restated as of January       X
           1, 1990)*
     10.9  Union Bank Executive Wellness Plan. (Effective January 1, 1994)*                                4/1/96      10.12
    10.10  Union Bank Financial Services Reimbursement Program. (Effective January 1,                      4/1/96      10.14
           1996)*
     12.1  Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock        X
           Dividend Requirements
     16.1  Letter re: change in certifying accountant                                                     5/22/96         16
     21.1  Subsidiaries of the Registrant                                                        X
     23.1  Consent of Deloitte & Touche LLP                                                      X
     23.2  Consent of Arthur Andersen LLP                                                        X
       27  Financial Data Schedule                                                               X

-------------

*   Management contract or compensatory plan, contract or arrangement.

(b) REPORTS ON FORM 8-K

    None.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

                                                              AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)          1996         1995         1994         1993         1992
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
RESULTS OF OPERATIONS:
  Net interest income (1).........................  $ 1,175,302  $ 1,152,777  $ 1,007,789  $   986,411  $ 1,024,509
  Provision for credit losses.....................       40,000       53,250       73,000      151,000      255,500
  Noninterest income..............................      418,676      395,319      359,831      405,965      362,943
  Noninterest expense, excluding merger and
   integration expense (4)........................    1,017,440      978,101    1,036,349    1,055,020      985,831
                                                    -----------  -----------  -----------  -----------  -----------
  Income before merger and integration expense and
   income taxes (1)(4)............................      536,538      516,745      258,271      186,356      146,121
  Merger and integration expense..................      117,464      --           --           --           --
                                                    -----------  -----------  -----------  -----------  -----------
  Income before income taxes and cumulative effect
   of accounting change (1)(4)....................      419,074      516,745      258,271      186,356      146,121
  Taxable-equivalent adjustment...................        6,724       10,444       12,566       14,734       18,071
  Income tax expense..............................      162,892      193,359      120,356       63,966       69,132
                                                    -----------  -----------  -----------  -----------  -----------
  Income before cumulative effect of accounting
   change.........................................      249,458      312,942      125,349      107,656       58,918
  Cumulative effect of accounting change (5)......      --           --           --           192,793      --
                                                    -----------  -----------  -----------  -----------  -----------
  Net income......................................  $   249,458  $   312,942  $   125,349  $   300,449  $    58,918
                                                    -----------  -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------  -----------
NET INCOME APPLICABLE TO:
  Common stock....................................  $   225,080  $   284,196  $   104,364  $   251,392  $    52,248
                                                    -----------  -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------  -----------
  Parent direct interest in bank subsidiary.......  $    13,072  $    17,441  $     9,681  $    37,782  $    (2,869)
                                                    -----------  -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------  -----------
PER AVERAGE COMMON SHARE:
  Income before cumulative effect of accounting
   change (5).....................................  $      4.11  $      5.21  $      1.95  $      1.72  $      1.03
  Net income......................................         4.11         5.21         1.95         4.81         1.03
  Pro forma earnings, excluding after-tax merger
   and integration expense and cumulative effect
   of accounting change (4).......................         5.35         5.21         1.95         1.72         1.03
  Dividends (2)...................................         1.40         1.40         1.40         1.40         1.40
  Book value (end of period)......................        40.74        40.04        35.26        34.28        30.77
  Common shares outstanding (end of period).......   54,762,653   54,670,283   53,957,991   53,273,395   50,562,799
  Weighted average common shares outstanding......   54,740,468   54,545,552   53,639,889   52,229,174   50,535,641
BALANCE SHEET (END OF PERIOD):
  Total assets....................................  $29,234,059  $27,546,859  $24,569,042  $24,005,530  $25,105,296
  Total loans.....................................   20,898,105   20,226,089   18,065,650   17,759,181   19,006,133
  Nonperforming assets............................      156,784      246,871      421,227    1,193,450    1,702,003
  Subordinated capital notes and redeemable
   preferred stock................................      517,000      636,369      790,859      860,859      944,567
  Common equity...................................    2,231,244    2,189,096    1,902,595    1,826,243    1,555,846
BALANCE SHEET (PERIOD AVERAGE):
  Total assets....................................  $27,899,734  $25,564,843  $23,692,560  $23,926,924  $24,828,564
  Total loans.....................................   20,524,111   18,974,540   17,616,002   18,219,288   19,787,306
  Common equity...................................    2,190,706    2,047,475    1,849,718    1,773,705    1,563,266
  Earning assets..................................   24,717,326   22,849,129   21,046,600   21,176,396   22,423,685
FINANCIAL RATIOS:
  Return on average assets........................         0.89%        1.22%        0.53%        1.26%        0.24%
  Pro forma return on average assets, excluding
   after-tax merger and integration expense and
   cumulative effect of accounting change (4).....         1.15         1.22         0.53         0.45         0.24
  Return on average common equity.................        10.27        13.88         5.64        14.17         3.34
  Pro forma return on average common equity,
   excluding after-tax merger and integration
   expense and cumulative effect of accounting
   change (4).....................................        13.36        13.88         5.64         5.06         3.34
  Efficiency ratio (3)............................        71.02        63.39        70.39        66.92        66.14
  Pro forma efficiency ratio, excluding merger and
   integration expense (3)(4).....................        63.65        63.39        70.39        66.92        66.14
  Net interest margin (1).........................         4.75         5.05         4.79         4.66         4.57
  Tier 1 risk-based capital ratio.................         9.08         9.35         9.24         8.88         7.24
  Total risk-based capital ratio..................        11.17        11.70        12.03        12.07        10.80
  Leverage ratio..................................         8.41         8.70         8.67         8.26         6.62
  Allowance for credit losses to total loans......         2.51         2.74         3.12         3.90         4.16
  Allowance for credit losses to nonaccrual
   loans..........................................       408.48       266.56       161.08        84.82        67.11
  Net loans charged off to average total loans....         0.35         0.32         1.15         1.37         1.25
  Nonperforming assets to total loans, real estate
   ventures and foreclosed assets.................         0.75         1.22         2.32         6.58         8.72
  Nonperforming assets to total assets............         0.54         0.90         1.71         4.97         6.78

------------------------
(1) Amounts are on a taxable-equivalent basis, using the federal statutory tax rate of 35 percent.
(2) Amounts prior to the merger are based on Union Bank only and do not include the dividend of $145 million paid to The Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.
(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense, as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense was $2.9 million, $(3.2) million, $73.7 million, $123.3 million, and $68.2 million for 1996 through 1992, respectively.
(4) See page F-2 "Merger Accounting" for a description of merger accounting and pro forma earnings presentation.
(5) 1993 net income includes the cumulative effect of the adoption of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

    Management's discussion and analysis ("MD&A") of the consolidated financial condition and results of operations of the Company for the years ended December 31, 1996, 1995, and 1994, should be read in conjunction with the Company's consolidated financial statements and accompanying notes. Averages as presented in the following tables are daily average balances.

    THIS DOCUMENT MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED. FOR A DISCUSSION OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER, PLEASE SEE THE DISCUSSION CONTAINED HEREIN AND IN THE COMPANY'S PUBLICLY AVAILABLE SECURITIES AND EXCHANGE COMMISSION FILINGS AND PRESS RELEASES.

MERGER ACCOUNTING

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

    To facilitate the discussion of the results of operations, the Selected Financial Data table on page F-1 includes certain pro forma earnings disclosures and ratios. These presentations supplement the Consolidated Statements of Income on page F-26 (which are prepared in accordance with generally accepted accounting principles), primarily with respect to the treatment of merger and integration expense. Management believes that it is meaningful to understand the operating results and trends excluding these expenses and, therefore, has included information in this table and in the MD&A that follows which presents income before merger and integration expense and income taxes and related pro forma ratios and per share calculations.

OVERVIEW

    Net income in 1996 was $249 million, including $72 million (after-tax) of merger and integration related expense recorded in connection with the April 1, 1996, combination of Union Bank and BanCal Tri-State Corporation. Net income in 1995 was $313 million. Net income applicable to common stock was $225 million, or $4.11 per common share, in 1996, compared with $284 million, or $5.21 per common share, in 1995. Excluding after-tax merger and integration expense, pro forma earnings for 1996 were $321 million. Pro forma earnings applicable to common stock were $293 million, or $5.35 per common share, an increase of 3 percent over the comparable figures for 1995. Pro forma earnings were higher due to a 2 percent increase in net interest income, a 6 percent increase in noninterest income, and a $13 million reduction in the provision for credit losses, partially offset by a 4 percent increase in noninterest expense (excluding merger and integration expense) and an increase in the effective income tax rate.

    The return on average assets for 1996 was 0.89 percent, compared to 1.22 percent for 1995. The pro forma return on average assets (excluding after-tax merger and integration expense) was 1.15 percent for 1996. The return on average common equity for 1996 was 10.3 percent, compared with 13.9 percent for 1995. The pro forma return on average common equity (excluding after-tax merger and integration expense) was 13.4 percent for 1996.

    On a taxable-equivalent basis, net interest income was $1,175 million in 1996, an increase of $23 million, or 2 percent, over 1995. Average loans increased $1,550 million, or 8 percent, while the net interest margin declined 30 basis points to 4.75%.

    Noninterest income was $419 million in 1996, an increase of $23 million, or 6 percent, over 1995. Service charges on deposit accounts and trust fees were the largest components of noninterest income, and each grew 7 percent during 1996.

    Excluding merger and integration expense, noninterest expense in 1996 was $39 million, or 4 percent, higher than in 1995. Increases in salaries and benefits and occupancy expense (due to a $12 million charge related to former banking facilities) were partially offset by reductions in federal deposit insurance expense and other expense. The efficiency ratio in 1996 was 71.0 percent, compared with 63.4 percent in 1995. Excluding merger and integration expense, the efficiency ratio was 63.6 percent in 1996.

    Merger and integration expense in 1996 was $117 million, including $54 million in facilities expense, $40 million in employee-related expense, $8 million in professional fees, and $16 million in other expense.

    The provision for credit losses was $40 million in 1996, compared with $53 million in 1995, reflecting improvement in the quality of the Company's loan portfolio and a reduction in nonaccrual loans. Net loans charged off in 1996 were $71 million, or 0.35% of average loans outstanding, compared with $61 million, or 0.32% of average loans outstanding, in 1995.

    Total loans at December 31, 1996, were $20.9 billion, an increase of $672 million, or 3 percent, over year-end 1995, primarily due to growth in both the residential and commercial mortgage portfolios.

    Total nonperforming assets at December 31, 1996, were $157 million, a decline of $90 million, or 36 percent, from one year earlier. Total nonaccrual loans were $128 million at December 31, 1996, compared with $208 million at year-end 1995, resulting in a reduction in the ratio of nonaccrual loans to total loans from 1.03% at December 31, 1995 to 0.61% at year-end 1996. The allowance for credit losses was $524 million, or 408% of total nonaccrual loans, at December 31, 1996, compared with $555 million, or 267% of total nonaccrual loans, at December 31, 1995.

    At December 31, 1996, the Tier 1 risk-based capital ratio was 9.1% and the total risk-based capital ratio was 11.2%, exceeding the minimum regulatory guidelines for bank holding companies of 4% and 8%, respectively. The Tier 1 and total risk-based capital ratios for the Bank at December 31, 1996, exceeded the regulatory guidelines for "well-capitalized" banks. The Company's leverage ratio was 8.4% at December 31, 1996, exceeding the minimum regulatory guideline for bank holding companies.

NET INTEREST INCOME

AVERAGE BALANCES, AVERAGE RATES, AND NET INTEREST MARGIN

                                                                           YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------------------------------
                                                                 1996                                    1995
                                                --------------------------------------  ---------------------------------------

                                                               INTEREST      AVERAGE                   INTEREST      AVERAGE
                                                  AVERAGE       INCOME/    YIELD/ RATE    AVERAGE       INCOME/    YIELD/ RATE
(DOLLARS IN THOUSANDS)                            BALANCE     EXPENSE (1)      (1)        BALANCE     EXPENSE (1)      (1)
----------------------------------------------  ------------  -----------  -----------  ------------  -----------  ------------
ASSETS
Loans: (2)
    Domestic..................................  $ 19,323,118  $ 1,604,430       8.30%   $ 17,783,993  $ 1,540,694        8.66%
    Foreign...................................     1,200,993       73,054       6.08       1,190,547       76,723        6.44
Investment securities -- taxable (3)..........     2,138,282      133,170       6.23       2,055,504      120,210        5.85
Investment securities -- tax-exempt (3).......       151,970       15,451      10.17         185,934       18,984       10.21
Interest bearing deposits in banks............       911,575       52,709       5.78         930,999       58,201        6.25
Federal funds sold and securities purchased
 under resale agreements......................       547,547       30,246       5.52         368,684       22,247        6.03
Trading account securities....................       443,841       24,968       5.63         333,468       20,578        6.17
                                                ------------  -----------               ------------  -----------
    Total earning assets......................    24,717,326    1,934,028       7.82      22,849,129    1,857,637        8.13
                                                              -----------                             -----------
Allowance for credit losses...................      (544,806)                               (573,648)
Cash and due from banks.......................     1,926,050                               1,617,715
Premises and equipment, net...................       425,943                                 411,794
Other assets..................................     1,375,221                               1,259,853
                                                ------------                            ------------
    Total assets..............................  $ 27,899,734                            $ 25,564,843
                                                ------------                            ------------
                                                ------------                            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Interest bearing............................  $  5,001,060      135,821       2.72    $  4,955,750      129,860        2.62
  Savings and consumer time...................     2,837,198      105,350       3.71       2,738,588       99,215        3.62
  Large time..................................     4,095,222      218,959       5.35       2,474,685      128,974        5.21
Deposits in foreign offices...................     1,504,067       71,437       4.75       1,806,820       96,109        5.32
                                                ------------  -----------               ------------  -----------
    Total interest bearing deposits...........    13,437,547      531,567       3.96      11,975,843      454,158        3.79
                                                ------------  -----------               ------------  -----------
Federal funds purchased and securities sold
 under repurchase agreements..................       933,433       47,095       5.05       1,384,762       78,908        5.70
Subordinated capital notes....................       458,966       30,104       6.56         615,868       42,538        6.91
Other borrowed funds..........................     2,739,138      149,960       5.47       2,180,498      129,256        5.93
                                                ------------  -----------               ------------  -----------
    Total borrowed funds......................     4,131,537      227,159       5.50       4,181,128      250,702        6.00
                                                ------------  -----------               ------------  -----------
    Total interest bearing liabilities........    17,569,084      758,726       4.32      16,156,971      704,860        4.36
                                                              -----------                             -----------
Demand deposits...............................     6,663,997                               5,994,129
Other liabilities.............................     1,206,216                               1,081,267
                                                ------------                            ------------
    Total liabilities.........................    25,439,297                              23,232,367
SHAREHOLDERS' EQUITY..........................     2,460,437                               2,332,476
                                                ------------                            ------------
    Total liabilities and shareholders'
     equity...................................  $ 27,899,734                            $ 25,564,843
                                                ------------                            ------------
                                                ------------                            ------------
Net interest income/margin (taxable-equivalent
 basis).......................................                  1,175,302       4.75%                   1,152,777        5.05%
Less: taxable-equivalent adjustment...........                      6,724                                  10,444
                                                              -----------                             -----------
    Net interest income.......................                $ 1,168,578                             $ 1,142,333
                                                              -----------                             -----------
                                                              -----------                             -----------


                                                                 1994
                                                ---------------------------------------
                                                               INTEREST      AVERAGE
                                                  AVERAGE       INCOME/    YIELD/ RATE
(DOLLARS IN THOUSANDS)                            BALANCE     EXPENSE (1)      (1)
----------------------------------------------  ------------  -----------  ------------
ASSETS
Loans: (2)
    Domestic..................................  $ 16,518,199  $ 1,256,427        7.61%
    Foreign...................................     1,097,803       61,668        5.62
Investment securities -- taxable (3)..........     1,678,686       80,492        4.79
Investment securities -- tax-exempt (3).......       216,639       23,220       10.72
Interest bearing deposits in banks............     1,036,866       46,859        4.52
Federal funds sold and securities purchased
 under resale agreements......................       305,325       13,517        4.43
Trading account securities....................       193,082        8,923        4.62
                                                ------------  -----------
    Total earning assets......................    21,046,600    1,491,106        7.08
                                                              -----------
Allowance for credit losses...................      (642,059)
Cash and due from banks.......................     1,505,758
Premises and equipment, net...................       398,704
Other assets..................................     1,383,557
                                                ------------
    Total assets..............................  $ 23,692,560
                                                ------------
                                                ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Interest bearing............................  $  5,230,657      113,198        2.16
  Savings and consumer time...................     2,862,574       86,505        3.02
  Large time..................................     1,538,505       58,391        3.80
Deposits in foreign offices...................     1,326,266       52,730        3.98
                                                ------------  -----------
    Total interest bearing deposits...........    10,958,002      310,824        2.84
                                                ------------  -----------
Federal funds purchased and securities sold
 under repurchase agreements..................     1,249,278       53,680        4.30
Subordinated capital notes....................       698,160       36,355        5.21
Other borrowed funds..........................     1,876,311       82,458        4.39
                                                ------------  -----------
    Total borrowed funds......................     3,823,749      172,493        4.51
                                                ------------  -----------
    Total interest bearing liabilities........    14,781,751      483,317        3.27
                                                              -----------
Demand deposits...............................     5,868,441
Other liabilities.............................       926,791
                                                ------------
    Total liabilities.........................    21,576,983
SHAREHOLDERS' EQUITY..........................     2,115,577
                                                ------------
    Total liabilities and shareholders'
     equity...................................  $ 23,692,560
                                                ------------
                                                ------------
Net interest income/margin (taxable-equivalent
 basis).......................................                  1,007,789        4.79%
Less: taxable-equivalent adjustment...........                     12,566
                                                              -----------
    Net interest income.......................                $   995,223
                                                              -----------
                                                              -----------

------------------------------
(1) Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Average balances on loans outstanding include all nonperforming and renegotiated loans. Included in interest income on loans is the amortized portion of net loan origination fees (costs), representing an adjustment to the yield.

(3) Yields on investment securities available for sale are based on fair value. The difference between these yields and those based on amortized cost was not significant.

    Net interest income is interest earned on loans and investments less interest expense on deposit accounts and borrowings. Primary factors affecting the level of net interest income include the margin between the yield earned on interest earning assets and the rate paid on interest bearing liabilities, as well as the volume and composition of average interest earning assets and interest bearing liabilities.

    Net interest income before the provision for credit losses on a taxable-equivalent basis was $1,175 million in 1996, compared with $1,153 million in 1995. The increase of $23 million was primarily attributable to an increase in average loans, partly offset by the effect of a decrease in the net interest margin from 5.05% in 1995 to 4.75% in 1996. The decrease in net interest margin was primarily attributable to a decrease in the proportion of funding provided by noninterest bearing and lower cost (interest bearing and savings and consumer time deposits) sources of funds and to an increase in the cost of such funding sources while rates earned on assets declined. The average proportion of funding provided by noninterest bearing and other lower cost sources of funds decreased from 63 percent in 1995 to 61 percent in 1996, primarily due to a higher growth rate for loans than for noninterest bearing and other lower cost sources of funds.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

    The following table shows the changes in the components of net interest income on a taxable-equivalent basis. The changes in net interest income between periods have been reflected as attributable either to volume or rate changes. For purposes of this table, changes which are not solely due to volume or rate changes are allocated to rate.

                                                                   YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                                  1996 COMPARED TO 1995              1995 COMPARED TO 1994
                                             --------------------------------  ----------------------------------

                                                INCREASE (DECREASE) DUE TO     INCREASE (DECREASE) DUE TO CHANGE
                                                        CHANGE IN                              IN
                                             --------------------------------  ----------------------------------
(DOLLARS IN THOUSANDS)                         VOLUME      RATE       TOTAL      VOLUME       RATE       TOTAL
-------------------------------------------  ----------  ---------  ---------  ----------  ----------  ----------
CHANGES IN INTEREST INCOME:
Loans:
  Domestic.................................  $  133,288  $ (69,552) $  63,736  $   96,327  $  187,940  $  284,267
  Foreign..................................         682     (4,351)    (3,669)      5,212       9,843      15,055
Investment securities -- taxable...........       4,843      8,117     12,960      18,050      21,668      39,718
Investment securities -- tax-exempt........      (3,427)      (106)    (3,533)     (3,292)       (944)     (4,236)
Interest bearing deposits in banks.........      (1,214)    (4,278)    (5,492)     (4,785)     16,127      11,342
Federal funds sold and securities purchased
 under resale agreements...................      10,785     (2,786)     7,999       2,807       5,923       8,730
Trading account securities.................       6,810     (2,420)     4,390       6,486       5,169      11,655
                                             ----------  ---------  ---------  ----------  ----------  ----------
    Total earning assets...................     151,767    (75,376)    76,391     120,805     245,726     366,531
                                             ----------  ---------  ---------  ----------  ----------  ----------
CHANGES IN INTEREST EXPENSE:
Deposits in domestic offices:
  Interest bearing.........................       1,187      4,774      5,961      (5,938)     22,600      16,662
  Savings and consumer time................       3,572      2,563      6,135      (3,744)     16,454      12,710
  Large time...............................      84,458      5,527     89,985      35,575      35,008      70,583
Deposits in foreign offices................     (16,104)    (8,568)   (24,672)     19,126      24,253      43,379
                                             ----------  ---------  ---------  ----------  ----------  ----------
    Total interest bearing deposits........      73,113      4,296     77,409      45,019      98,315     143,334
                                             ----------  ---------  ---------  ----------  ----------  ----------
Federal funds purchased and securities sold
 under repurchase agreements...............     (25,718)    (6,095)   (31,813)      5,826      19,402      25,228
Subordinated capital notes.................     (10,837)    (1,597)   (12,434)     (4,287)     10,470       6,183
Other borrowed funds.......................      33,115    (12,411)    20,704      13,354      33,444      46,798
                                             ----------  ---------  ---------  ----------  ----------  ----------
    Total borrowed funds...................      (3,440)   (20,103)   (23,543)     14,893      63,316      78,209
                                             ----------  ---------  ---------  ----------  ----------  ----------
    Total interest bearing liabilities.....      69,673    (15,807)    53,866      59,912     161,631     221,543
                                             ----------  ---------  ---------  ----------  ----------  ----------
    Changes in net interest income.........  $   82,094  $ (59,569) $  22,525  $   60,893  $   84,095  $  144,988
                                             ----------  ---------  ---------  ----------  ----------  ----------
                                             ----------  ---------  ---------  ----------  ----------  ----------

    Interest income on a taxable-equivalent basis increased $76 million in 1996, primarily due to growth in interest income from domestic loans, which reflected higher average balances outstanding, partially offset by a lower average yield.

    Interest expense increased $54 million in 1996 due to higher interest expense on interest bearing deposits, primarily reflecting higher average deposit balances. Interest expense on borrowed funds declined $24 million in 1996, reflecting slightly lower volumes and a 50 basis point decrease in the average rate paid.

NONINTEREST INCOME

                                                                                        INCREASE (DECREASE)
                                                                          ------------------------------------------------
                                                                                      YEARS ENDED DECEMBER 31,
                                                                          ------------------------------------------------

                                           YEARS ENDED DECEMBER 31,             1996/1995                1995/1994
                                      ----------------------------------  ----------------------  ------------------------
(DOLLARS IN THOUSANDS)                   1996        1995        1994      AMOUNT      PERCENT     AMOUNT       PERCENT
------------------------------------  ----------  ----------  ----------  ---------  -----------  ---------  -------------
Service charges on deposit
 accounts...........................  $  101,975  $   95,177  $   94,226  $   6,798           7%  $     951            1%
Trust fees..........................      93,479      87,743      84,531      5,736           7       3,212            4
International commissions and
  fees..............................      66,108      68,621      64,798     (2,513)         (4)      3,823            6
Credit card merchant fees...........      49,778      45,767      40,677      4,011           9       5,090           13
Merchant banking fees...............      23,929      24,483      16,099       (554)         (2)      8,384           52
Investment services.................      19,380      16,899      12,319      2,481          15       4,580           37
Foreign exchange....................      13,255      19,043      13,754     (5,788)        (30)      5,289           38
Investment securities gains
 (losses), net......................       4,502        (702)     (2,612)     5,204         741       1,910           73
Other...............................      46,270      38,288      36,039      7,982          21       2,249            6
                                      ----------  ----------  ----------  ---------               ---------
    Total noninterest income........  $  418,676  $  395,319  $  359,831  $  23,357           6%  $  35,488           10%
                                      ----------  ----------  ----------  ---------               ---------
                                      ----------  ----------  ----------  ---------               ---------

    Noninterest income in 1996 was $418.7 million, an increase of $23.4 million, or 6 percent, over 1995. This included a $6.8 million increase in revenue from service charges on deposit accounts, a $5.7 million increase in trust fees, a $5.2 million increase in securities gains, a $4.0 million increase in bank card fees, and a $2.5 million increase in investment services fees, partially offset by an $8.3 million decrease in international fees and foreign exchange income.

    Revenue from service charges on deposit accounts was $102.0 million in 1996, an increase of 7 percent over 1995. The increase was primarily attributable to an increase in the volume of non-credit services provided.

    Trust fees were $93.5 million in 1996, 7 percent higher than in 1995, primarily due to a larger amount of assets under management, which resulted in higher mutual fund management fees and personal trust fees.

    International commissions and fees declined 4 percent to $66.1 million in 1996. The decline was primarily attributable to a reduction in the volume of letters of credit.

    Credit card merchant fees were $49.8 million in 1996, an increase of 9 percent over 1995. The increase was primarily due to an increase in the volume of credit card drafts deposited by merchants.

    Foreign exchange revenue declined $5.8 million, or 30 percent, in 1996, primarily due to less volatility in the foreign exchange markets in 1996.

    Other noninterest income in 1996 was $8.0 million, or 21 percent, higher than in 1995. A substantial portion of the increase consisted of items of a nonrecurring nature.

NONINTEREST EXPENSE

                                                                                     INCREASE (DECREASE)
                                                                       -----------------------------------------------
                                                                                  YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------------------

                                       YEARS ENDED DECEMBER 31,              1996/1995                1995/1994
                                  -----------------------------------  ----------------------  -----------------------
(DOLLARS IN THOUSANDS)               1996        1995        1994       AMOUNT      PERCENT     AMOUNT      PERCENT
--------------------------------  -----------  ---------  -----------  ---------  -----------  ---------  ------------
Salaries and other
 compensation...................  $   461,061  $ 443,953  $   420,066  $  17,108           4%  $  23,887          6%
Employee benefits...............       96,186     92,718       89,229      3,468           4       3,489          4
                                  -----------  ---------  -----------  ---------               ---------
  Personnel-related expense.....      557,247    536,671      509,295     20,576           4      27,376          5
Occupancy.......................      103,335     92,863      101,413     10,472          11      (8,550)        (8)
Equipment.......................       55,942     55,056       51,926        886           2       3,130          6
Credit card processing..........       37,091     31,288       26,503      5,803          19       4,785         18
Communications..................       31,740     29,261       27,358      2,479           8       1,903          7
Advertising and public
 relations......................       28,788     20,911       18,511      7,877          38       2,400         13
Printing and office supplies....       27,085     22,626       17,660      4,459          20       4,966         28
Professional services...........       24,342     26,197       30,929     (1,855)         (7)     (4,732)       (15)
Data processing.................       22,140     18,557       17,374      3,583          19       1,183          7
Armored car.....................       21,689     20,337       19,419      1,352           7         918          5
Software........................       15,895     13,839       11,307      2,056          15       2,532         22
Travel..........................       14,936     12,183       10,219      2,753          23       1,964         19
Intangible asset amortization...       13,335     13,353       13,259        (18)     --              94          1
Regulatory authority
 assessments....................        4,048     23,431       43,296    (19,383)        (83)    (19,865)       (46)
Foreclosed asset expense
 (income).......................        2,889     (3,213)      73,668      6,102         190     (76,881)      (104)
Other...........................       56,938     64,741       64,212     (7,803)        (12)        529          1
                                  -----------  ---------  -----------  ---------               ---------
  Noninterest expense, excluding
   merger and integration
   expense......................    1,017,440    978,101    1,036,349     39,339           4     (58,248)        (6)
Merger and integration
 expense........................      117,464     --          --         117,464      --          --             --
                                  -----------  ---------  -----------  ---------               ---------
    Total noninterest expense...  $ 1,134,904  $ 978,101  $ 1,036,349  $ 156,803          16%  $ (58,248)        (6)%
                                  -----------  ---------  -----------  ---------               ---------
                                  -----------  ---------  -----------  ---------               ---------

    Noninterest expense, excluding merger and integration expense, was $1,017.4 million in 1996, an increase of $39.3 million, or 4 percent, over 1995. The increase included a $12.0 million charge in 1996 related to former banking facilities.

    Personnel-related expense was $557.2 million in 1996, an increase of $20.6 million, or 4 percent, compared with 1995. Although full-time-equivalent staff decreased by 4 percent during 1996, the impact of the decrease was more than offset by higher salaries and an increase of $6.6 million in outside contractor expense (included in salaries and other compensation).

    Occupancy expense was $103.3 million in 1996, $10.5 million, or 11 percent, higher than the previous year. Excluding the $12.0 million charge noted earlier, occupancy expense in 1996 declined 2 percent due to the closure of 20 branches late in the third quarter of 1996.

    Credit card processing expense was $37.1 million in 1996, an increase of $5.8 million, or 19 percent, over 1995 due to higher merchant volumes.

    Advertising and public relations expense was $28.8 million in 1996, an increase of $7.9 million, or 38 percent, over 1995. The bulk of the increase was attributable to expanded activities in 1996 to increase awareness of Union Bank of California, following the April 1, 1996, combination of Union Bank and BanCal Tri-State Corporation and its banking subsidiary.

    In 1996 regulatory authority assessments expense declined to $4 million, a decrease of $19.4 million, or 83 percent, compared with 1995. The decline was primarily attributable to the decision of the Federal Deposit Insurance Corporation to eliminate deposit insurance assessments for all of 1996.

    Foreclosed asset expense increased $6.1 million in 1996, from income of $3.2 million in 1995 to expense of $2.9 million in 1996. Gains on sales in 1996 were insufficient to offset writedowns, operating costs, and losses.

MERGER AND INTEGRATION EXPENSE

    The table that follows summarizes merger and integration expense recorded in 1996 by major category, the cash and noncash utilization of those expense provisions during the year, and the resulting liability balances by category as of December 31, 1996.

                                                       SEVERANCE,
                                                      RETENTION AND
                                                     OTHER EMPLOYEE   FACILITIES PROFESSIONAL
(DOLLARS IN THOUSANDS)                                RELATED COSTS     COSTS       FEES        OTHER      TOTAL
---------------------------------------------------  ---------------  ---------  -----------  ---------  ----------
Provision for merger and integration costs.........     $  39,960     $  53,628   $   8,225   $  15,651  $  117,464
Utilization for 1996:
  Cash.............................................        17,619         1,658       8,225      12,653      40,155
  Noncash..........................................        --            20,931      --           2,034      22,965
                                                          -------     ---------  -----------  ---------  ----------
      Total utilization for 1996...................        17,619        22,589       8,225      14,687      63,120
                                                          -------     ---------  -----------  ---------  ----------
Liability balance, December 31, 1996...............     $  22,341     $  31,039   $  --       $     964  $   54,344
                                                          -------     ---------  -----------  ---------  ----------
                                                          -------     ---------  -----------  ---------  ----------

    The Company recorded charges totaling $40.0 million in 1996 for severance, retention and other employee related costs stemming from the merger. During 1996, $17.6 million in payments were charged against the resulting liability balance.

    Facilities costs of $53.6 million were primarily comprised of charges to accrue the net cost of disposing of surplus bank branches and administrative offices and properties. Noncash utilization of the facilities liability during 1996 consisted primarily of writedowns on certain administrative properties.

    Professional fees of $8.2 million primarily reflects the cost of legal, accounting, and investment banking services rendered in connection with the merger transaction. In addition, the Company incurred consulting expense in connection with various integration activities.

    It is expected that additional merger-related expenses which do not qualify for current recognition will be incurred in the first quarter of 1997. These expenses will also be classified as merger and integration expense when incurred and will be significantly lower in total than the $117.5 million in expense recognized in 1996.

INCOME TAX EXPENSE

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
(DOLLARS IN THOUSANDS)                                                            1996        1995        1994
-----------------------------------------------------------------------------  ----------  ----------  ----------
Income before income taxes...................................................  $  412,350  $  506,301  $  245,705
Income tax expense...........................................................     162,892     193,359     120,356
Effective tax rate...........................................................          40%         38%         49%

    The Company's effective tax rate in 1996 was 40%, compared with 38% in 1995. The increase in the effective rate was primarily due to a benefit recognized in 1995 from a favorable settlement of an Internal Revenue Service examination of 1989 and 1990.

CREDIT RISK MANAGEMENT

    The Company's principal business activity is the extension of credit in the form of loans or other credit substitutes to individuals and businesses. The Company's policies and applicable laws and regulations governing the extension of credit require risk analysis as well as ongoing portfolio and credit management through loan product diversification, lending limit constraints, credit review and approval policies, and extensive internal monitoring.

    The Company manages and controls credit risk through diversification of the portfolio by type of loan, industry concentration, dollar limits on multiple loans to the same borrower, geographic distribution and type of borrower. Geographic diversification of loans originated through the Company's branch network is generally within California, Oregon and Washington, which the Company considers to be its principal markets. In addition, the Company will continue to originate and participate in lending activities outside these states, as well as internationally.

    In analyzing the Company's existing loan portfolios, the Company applies specific monitoring policies and procedures which vary according to the relative risk profile and other characteristics of the loans within the various portfolios. The Company's residential and consumer loans are relatively homogeneous and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, the Company reviews its residential and consumer portfolios by analyzing their performance as a pool of loans. In contrast, the Company's monitoring process for the commercial, financial and industrial; construction; commercial mortgage; and foreign loan portfolios includes a periodic review of individual loans. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight. The Company reviews these loans to assess the ability of the borrowing entity to continue to service all of its interest and principal obligations and as a result may adjust the risk grade accordingly. In the event that the Company believes that full collection of principal and interest is not reasonably assured, the loan will be appropriately downgraded and, if warranted, placed on nonaccrual status, even though the loan may be current as to principal and interest payments.

    The Company has a Credit Policy Forum, composed of the Chief Credit Officer, senior credit officers, and appropriate line officers who establish policy, credit quality criteria, portfolio guidelines and other controls. Credit Administration together with a series of loan committees, have the responsibility for administering the credit approval process, as well as the implementation and administration of the Company's credit policies and lending practices and procedures. These policies require an extensive evaluation of credit requests and continuing review of existing credits in order to promptly identify, monitor and quantify evidence of deterioration of asset credit quality or potential loss.

    As another part of the control process, an independent internal credit review and examination function provides quality assurance that loans and commitments are made and maintained as prescribed by the Company's credit policies and that the assets are appropriately and timely risk graded. This includes a review of compliance with the Company's underwriting policies when the loan is initially extended and subsequent on-site examinations to ensure continued compliance.

LOANS

    The table that follows shows loans outstanding at year-end by loan type. Loans outstanding by loan type as a percentage of total loans is shown for 1996 and 1995.

                                                                                  DECEMBER 31,
                                                      --------------------------------------------------------------------
(DOLLARS IN MILLIONS)                                          1996                    1995             1994       1993
----------------------------------------------------  ----------------------  ----------------------  ---------  ---------
Domestic:
  Commercial, financial and industrial..............  $   9,492         45%   $   9,680         48%   $   8,547  $   8,136
  Construction......................................        358          2          370          2          464        877
  Mortgage:
    Residential.....................................      2,961         14        2,642         13        2,253      1,964
    Commercial......................................      2,598         13        2,143         11        1,778      2,088
                                                      ---------        ---    ---------        ---    ---------  ---------
      Total mortgage................................      5,559         27        4,785         24        4,031      4,052
  Consumer:
    Installment.....................................      2,063         10        1,812          9        1,644      1,351
    Home equity.....................................      1,113          5        1,222          6        1,222      1,302
    Credit card and other lines of credit...........        303          1          309          1          219        207
                                                      ---------        ---    ---------        ---    ---------  ---------
      Total consumer................................      3,479         16        3,343         16        3,085      2,860
  Lease financing...................................        800          4          845          4          829        831
                                                      ---------        ---    ---------        ---    ---------  ---------
      Total loans in domestic offices...............     19,688         94       19,023         94       16,956     16,756
Loans originated in foreign branches................      1,210          6        1,203          6        1,110      1,004
                                                      ---------        ---    ---------        ---    ---------  ---------
      Total loans...................................  $  20,898        100%   $  20,226        100%   $  18,066  $  17,760
                                                      ---------        ---    ---------        ---    ---------  ---------
                                                      ---------        ---    ---------        ---    ---------  ---------


(DOLLARS IN MILLIONS)                                   1992
----------------------------------------------------  ---------
Domestic:
  Commercial, financial and industrial..............  $   8,221
  Construction......................................      1,636
  Mortgage:
    Residential.....................................      2,119
    Commercial......................................      2,265
                                                      ---------
      Total mortgage................................      4,384
  Consumer:
    Installment.....................................      1,410
    Home equity.....................................      1,326
    Credit card and other lines of credit...........        210
                                                      ---------
      Total consumer................................      2,946
  Lease financing...................................        867
                                                      ---------
      Total loans in domestic offices...............     18,054
Loans originated in foreign branches................        952
                                                      ---------
      Total loans...................................  $  19,006
                                                      ---------
                                                      ---------

    The Company's lending activities are predominantly domestic, with such loans comprising approximately 94 percent of the portfolio at December 31, 1996. Total loans at December 31, 1996, were $20.9 billion, an increase of $672 million, or 3 percent from one year earlier. The increase was primarily attributable to the commercial and residential mortgage portfolios, which grew by $774 million.

COMMERCIAL, FINANCIAL AND INDUSTRIAL LOANS

    Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are principally to major corporations, middle market businesses, and small businesses, with no industry concentration exceeding ten percent of total commercial, financial and industrial loans.

    The Company's commercial market lending is primarily originated through its banking office network. These offices, which rely extensively on relationship oriented banking, provide many services including cash management services, lines of credit, accounts receivable and inventory financing. Separately, the Company originates or participates in a wide variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer's specific industry. Presently, the Company is active in the communications and media, energy related services, retailing and financial services industries.

    At December 31, 1996, the commercial, financial and industrial loan portfolio was $9,492 million or 45 percent of the total loan portfolio. The decrease of $188 million, or 2 percent, from the previous year-end was primarily attributable to planned reductions due to portfolio overlap arising from the merger and to a reduction in certain low margin lending.

CONSTRUCTION AND COMMERCIAL MORTGAGE LOANS

    The Company engages in nonresidential real estate lending which includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to residential builders and to commercial property developers.

    At December 31, 1996, construction loans were $358 million, $12 million lower than at the end of the previous year. Commercial mortgage loans were $2,598 million, an increase of $455 million, or 21 percent, from a year earlier. This increase reflected the continuing improvement in the West Coast economy, particularly in the real estate sector. It was primarily attributable to new originations of mini-perm loans ranging in size from $1 million to $10 million, resulting from a vigorous marketing program.

RESIDENTIAL MORTGAGE LOANS

    The Company originates residential loans through its branch network in California, Oregon, and Washington, and periodically purchases loans in its market area.

    At December 31, 1996, residential loans were $2,961 million, an increase of $319 million, or 12 percent, from a year ago as the favorable interest rate environment and a stronger housing market continued to generate significant opportunities for residential mortgage lenders.

CONSUMER LOANS

    Through its branch network the Company originates consumer loans, such as vehicle secured installment loans, home equity lines, where advances are generally secured by second deeds of trust on residential real estate, and credit card loans.

    At December 31, 1996, consumer loans were $3,479 million, an increase of $136 million, or 4 percent, from one year earlier. The increase was primarily attributable to increases in direct and indirect auto loans for used vehicles, partially offset by a decrease in home equity balances.

LEASE FINANCING

    The Company enters into direct financing and leverage leases through an agreement with a subsidiary of BTM. In addition, the Company originates auto leases.

    At December 31, 1996, lease financing outstandings were $800 million, a decrease of $45 million from the end of 1995. In recent years, management has not pursued expansion of the tax advantaged portion of its portfolio.

LOANS ORIGINATED IN FOREIGN BRANCHES

    The Company's foreign loans consist primarily of short-term credit extensions to banks and other financial institutions located primarily in Asia, and commercial and industrial loans to major Japanese, Korean, and Taiwanese corporations.

    At December 31, 1996, foreign loans totaled $1,210 million, or 6 percent of the total loan portfolio, compared with $1,203 million, or 6 percent of total loans, at December 31, 1995.

FOREIGN OUTSTANDINGS

    The following table sets forth foreign outstandings (loans, acceptances, deposits placed and other earning assets) not funded by local borrowings by country and borrower type for those countries where outstandings exceeded 0.75 percent of total assets at the dates indicated.

                                                                              PUBLIC    CORPORATIONS
                                                                 FINANCIAL    SECTOR     AND OTHER       TOTAL
(DOLLARS IN THOUSANDS)                                          INSTITUTIONS ENTITIES    BORROWERS    OUTSTANDINGS
--------------------------------------------------------------  -----------  ---------  ------------  ------------
December 31, 1996
Korea.........................................................   $ 385,583   $   7,969   $  196,215    $  589,767
Thailand......................................................     274,937      --           --           274,937
December 31, 1995
Korea.........................................................     443,656         282       32,861       476,799
Thailand......................................................     214,483      --           --           214,483
December 31, 1994
Korea.........................................................     270,915       2,604       27,069       300,588
Thailand......................................................     194,961      --           --           194,961

    At December 31, 1996, none of the Company's foreign outstandings were on nonaccrual status.

ALLOWANCE FOR CREDIT LOSSES

    The allowance for credit losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the credit and lease portfolio, including commitments to provide financing. The allowance is increased by the provision for credit losses, which is charged against current period operating results, and is decreased by the amount of net loans charged off during the period. In evaluating the adequacy of the allowance for credit losses, management incorporates such factors as collateral value, portfolio composition and concentration, and trends in local and national economic conditions and the related impact on the financial strength of the Company's borrowers. While the allowance is segmented by broad portfolio categories to analyze its adequacy, the allowance is general in nature and is available for the portfolio in its entirety. Although management believes that the allowance for possible credit losses is adequate, future provisions will be subject to continuing evaluation of inherent risk in the loan portfolio.

    The following table sets forth the allocation of the allowance for credit losses. The percentages reflect the allowance allocated to each respective loan category at period end, as a percentage of the total period end balance of that loan category, as set forth in the Loans Outstanding table.

                                                                                DECEMBER 31,
                                                     -------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                       1996                   1995                   1994
---------------------------------------------------  ---------------------  ---------------------  ---------------------
Domestic:
  Commercial, financial and industrial.............  $  166,100       1.75% $  174,146       1.80% $  146,784       1.72%
  Construction.....................................       5,700       1.59      24,752       6.69      69,787      15.06
  Mortgage:
    Residential....................................       4,000       0.14       5,466       0.21      23,581       1.05
    Commercial.....................................      39,000       1.50      59,931       2.80      70,130       3.94
                                                     ----------             ----------             ----------
      Total mortgage...............................      43,000       0.77      65,397       1.37      93,711       2.32
  Consumer:
    Installment....................................      10,400       0.50      13,200       0.73      12,500       0.76
    Home equity....................................       4,900       0.44       5,532       0.45       7,143       0.58
    Credit card and other lines of credit..........      34,000      11.21      32,799      10.62      17,101       7.81
                                                     ----------             ----------             ----------
      Total consumer...............................      49,300       1.42      51,531       1.54      36,744       1.19
  Lease financing..................................       5,300       0.66       1,300       0.15      10,000       1.21
                                                     ----------             ----------             ----------
      Total allowance for domestic offices.........     269,400       1.37     317,126       1.67     357,026       2.11
Loans originated in foreign branches...............       9,394       0.78      13,968       1.16      15,330       1.38
Unallocated........................................     245,152                224,055                190,786
                                                     ----------             ----------             ----------
      Total allowance for credit losses............  $  523,946       2.51% $  555,149       2.74% $  563,142       3.12%
                                                     ----------             ----------             ----------
                                                     ----------             ----------             ----------

                                                                                          DECEMBER 31,
                                                                          --------------------------------------------
(DOLLARS IN THOUSANDS)                                                            1993                   1992
------------------------------------------------------------------------  ---------------------  ---------------------
Domestic:
  Commercial, financial and industrial..................................  $  205,398       2.52% $  269,711       3.28%
  Construction..........................................................     106,398      12.13     242,703      14.83
  Mortgage:
    Residential.........................................................      31,409       1.60       6,889       0.33
    Commercial..........................................................     139,303       6.67     114,749       5.07
                                                                          ----------             ----------
      Total mortgage....................................................     170,712       4.21     121,638       2.77
  Consumer:
    Installment.........................................................      13,100       0.97      12,700       0.90
    Home equity.........................................................       6,062       0.47       4,080       0.31
    Credit card and other lines of credit...............................      15,171       7.33      17,657       8.41
                                                                          ----------             ----------
      Total consumer....................................................      34,333       1.20      34,437       1.17
  Lease financing.......................................................      12,500       1.50      12,500       1.44
                                                                          ----------             ----------
      Total allowance for domestic offices..............................     529,341       3.16     680,989       3.77
Loans originated in foreign branches....................................      14,293       1.42      15,663       1.64
Unallocated.............................................................     148,950                 93,827
                                                                          ----------             ----------
      Total allowance for credit losses.................................  $  692,584       3.90% $  790,479       4.16%
                                                                          ----------             ----------
                                                                          ----------             ----------

    The following table sets forth a reconciliation of changes in the Company's allowance for credit losses.

                                                                                YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------------------
(DOLLARS IN THOUSANDS)                                            1996        1995        1994        1993        1992
-------------------------------------------------------------  ----------  ----------  ----------  ----------  ----------
Balance, beginning of year...................................  $  555,149  $  563,142  $  692,584  $  790,479  $  783,252
Loans charged off:
    Commercial, financial and industrial.....................      42,134      47,524     105,774      99,280     144,007
    Construction.............................................       3,249       9,401      32,151      58,835     100,754
    Mortgage.................................................      13,483      29,330     100,613     113,791      16,838
    Consumer.................................................      56,361      44,627      31,806      39,576      34,134
    Lease financing..........................................       2,623       2,422       2,940      11,432       8,325
    Loans originated in foreign branches.....................       1,377         342         533         201         175
                                                               ----------  ----------  ----------  ----------  ----------
      Total loans charged off................................     119,227     133,646     273,817     323,115     304,233
Recoveries of loans previously charged off:
    Commercial, financial and industrial.....................      22,341      39,178      39,177      41,552      39,960
    Construction.............................................         132       3,195       5,868       2,955       2,910
    Mortgage.................................................      12,277      18,500      16,228       6,201         888
    Consumer.................................................      12,906      10,924       8,915       8,872       8,246
    Lease financing..........................................         368         311         435       3,353         455
    Loans originated in foreign branches.....................      --             295         752      11,287       3,501
                                                               ----------  ----------  ----------  ----------  ----------
      Total recoveries of loans previously charged off.......      48,024      72,403      71,375      74,220      55,960
                                                               ----------  ----------  ----------  ----------  ----------
      Net loans charged off..................................      71,203      61,243     202,442     248,895     248,273
Provision for credit losses..................................      40,000      53,250      73,000     151,000     255,500
                                                               ----------  ----------  ----------  ----------  ----------
Balance, end of year.........................................  $  523,946  $  555,149  $  563,142  $  692,584  $  790,479
                                                               ----------  ----------  ----------  ----------  ----------
                                                               ----------  ----------  ----------  ----------  ----------
Allowance for credit losses to total loans...................        2.51%       2.74%       3.12%       3.90%       4.16%
Provision for credit losses to net loans
 charged off.................................................       56.18       86.95       36.06       60.67      102.91
Recoveries of loans to loans charged off in the previous
 year........................................................       35.93       26.44       22.09       24.40       20.88
Net loans charged off to average loans outstanding...........        0.35        0.32        1.15        1.37        1.25

    At December 31, 1996, the Company's allowance for credit losses was $524 million or 2.51 percent of the total loan portfolio and 408 percent of total nonaccrual loans. This compares with an allowance for credit losses of $555 million or 2.74 percent of the total loan portfolio and 267 percent of total nonaccrual loans at December 31, 1995. At year-end 1996, the unallocated portion of the allowance for credit losses was $245 million, compared with $224 million at the end of 1995.

    During 1996, the Company recorded a provision for credit losses of $40 million, a decrease of $13 million from 1995. The decline in the provision for credit losses reflected the improvement in the quality of the Company's loan portfolio, including a 38 percent reduction in nonaccrual loans.

    During 1996, the Company had net loans charged off of $71 million, compared to net loans charged off of $61 million in 1995. Recoveries of loans previously charged off decreased by $24 million, despite an increase in the percentage of current year recoveries to loans charged off in the previous year from 26 percent in 1995 to 36 percent in 1996. Loans charged off in 1996 decreased by $14 million due to a reduction in new nonperforming assets in 1996 and a reduction in nonaccrual and underperforming loans, partly offset by a $12 million increase in consumer loans charged off, primarily attributable to credit card loans.

NONPERFORMING ASSETS

    Nonperforming assets consist of nonaccrual loans, renegotiated loans, and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. (For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to the Company's Consolidated Financial Statements included in this Form 10-K.)

    Renegotiated loans are those accruing loans for which, for reasons related to the borrower's financial difficulties, the Company has amended the terms of the original loan agreement and the borrower is performing according to the renegotiated terms.

    Foreclosed assets includes property where the Company acquired title through foreclosure or "deed in lieu" of foreclosure. On an ongoing basis, foreclosed asset values are reviewed and any decline in value is recognized as noninterest expense in the current period.

    The following table sets forth an analysis of nonperforming assets.

                                                                            DECEMBER 31,
                                                   --------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                1996        1995        1994         1993          1992
-------------------------------------------------  ----------  ----------  ----------  ------------  ------------
Nonaccrual loans:
    Commercial, financial and industrial.........  $   56,864  $   84,336  $  106,447  $    145,907  $    349,122
    Construction.................................       7,349      40,026      73,643       231,148       437,984
    Mortgage:
      Residential................................      11,214      19,220      17,020        61,809        38,926
      Commercial.................................      52,593      63,836     145,207       367,072       330,613
                                                   ----------  ----------  ----------  ------------  ------------
        Total mortgage...........................      63,807      83,056     162,227       428,881       369,539
    Other........................................         247         849       7,285         7,288        17,391
    Loans originated in foreign branches.........      --          --          --             3,331         3,914
                                                   ----------  ----------  ----------  ------------  ------------
        Total nonaccrual loans...................     128,267     208,267     349,602       816,555     1,177,950
Renegotiated loans...............................      --           1,612      14,843         4,617         1,868
Nonperforming real estate ventures...............      --          --          --            23,256        48,016
Foreclosed assets................................      28,517      36,992      56,782       349,022       474,169
                                                   ----------  ----------  ----------  ------------  ------------
        Total nonperforming assets...............  $  156,784  $  246,871  $  421,227  $  1,193,450  $  1,702,003
                                                   ----------  ----------  ----------  ------------  ------------
                                                   ----------  ----------  ----------  ------------  ------------

Allowance for credit losses......................  $  523,946  $  555,149  $  563,142  $    692,584  $    790,479
                                                   ----------  ----------  ----------  ------------  ------------
                                                   ----------  ----------  ----------  ------------  ------------

Nonaccrual loans to total loans (1)..............        0.61%       1.03%       1.94%         4.60%         6.20%
Nonaccrual loans to allowance for credit losses
 (1).............................................       24.48       37.52       62.08        117.90        149.02
Nonperforming assets to total loans, real estate
 ventures and foreclosed assets (1)..............        0.75        1.22        2.32          6.58          8.72
Nonperforming assets to total assets (1).........        0.54        0.90        1.71          4.97          6.78

Loans 90 days past due and still accruing:
    Commercial, financial and industrial.........  $    4,527  $    3,752  $    3,690  $     12,116  $     48,257
    Construction.................................      --           1,063       5,735        10,711        83,691
    Mortgage:
      Residential................................       8,969       8,479       2,123        14,602        28,063
      Commercial.................................         168       3,592      --            35,071        48,875
                                                   ----------  ----------  ----------  ------------  ------------
        Total mortgage...........................       9,137      12,071       2,123        49,673        76,938
    Consumer and other...........................      10,028       8,854       8,573         8,481        12,560
                                                   ----------  ----------  ----------  ------------  ------------
        Total loans 90 days past due and still
         accruing................................  $   23,692  $   25,740  $   20,121  $     80,981  $    221,446
                                                   ----------  ----------  ----------  ------------  ------------
                                                   ----------  ----------  ----------  ------------  ------------

---------------

(1) Loans 90 days past due and still accruing are not included as a component of this ratio.

    At December 31, 1996, nonaccrual loans totaled $128 million, a decrease of $80 million, or 38 percent, from year-end 1995. The decline was primarily attributable to a $27 million reduction in nonaccrual commercial, financial and industrial loans and a $33 million reduction in nonaccrual construction loans, due to a combination of note sales, payoffs, and upgrades. Foreclosed assets, primarily other real estate owned, decreased by $8 million, due to sales of individual assets.

    Nonaccrual loans as a percentage of total loans was 0.61 percent at December 31, 1996, compared with 1.03 percent one year earlier. Nonperforming assets as a percentage of total loans, real estate ventures and foreclosed assets improved to 0.75 percent at year-end 1996 from 1.22 percent at December 31, 1995. At December 31, 1996, approximately 55 percent of nonaccrual loans were real estate related; none of the individual nonaccrual loans exceeded $6 million.

    Total loans 90 days past due and still accruing were $24 million at December 31, 1996, compared with $26 million at December 31, 1995.

    At December 31, 1996, impaired loans were $114 million and the associated impairment allowance was $21 million, compared with $173 million and $16 million, respectively, at December 31, 1995.

INTEREST FOREGONE

    Interest foregone during 1996 and 1995 for loans that were on nonaccrual status at December 31, 1996 and 1995, was $9 million and $18 million, respectively. The Company received interest income during 1996 and 1995 for loans that were on nonaccrual status at December 31, 1996 and 1995, of $5 million and $10 million, respectively.

LIQUIDITY

    Liquidity refers to the Company's ability to adjust its future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The Asset & Liability Management Policy approved by the Board of Directors requires quarterly reviews of the Company's liquidity by the Asset & Liability Management Committee ("ALCO") composed of bank executives. The Company's liquidity draws upon the strengths of its extensive retail and commercial market business franchise, coupled with the ability to obtain funds for various terms in a variety of domestic and international money markets. Liquidity is managed through the funding and investment functions of the Treasury Division.

    Core deposits provide the Company with a sizable source of relatively stable and low-cost funds. The Company's average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common shareholder's equity, funded 56 percent of average total assets of $27.9 billion for the year ended December 31, 1996. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper and other borrowings.

    Liquidity may also be provided by the sale or maturity of assets. Such assets include interest bearing deposits, federal funds sold and securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $1.9 billion during 1996. Additional liquidity may be provided by investment securities available for sale which amounted to $2.2 billion at December 31, 1996, and by loan maturities. At December 31, 1996, $6.5 billion of loans were scheduled to mature within one year.

INTEREST RATE SENSITIVITY

    The management of interest rate risk relates to the timing and magnitude of the repricing of assets compared to liabilities. The objective of interest rate risk management is to generate stable net interest income and to control risks associated with movements in interest rates.

    The Asset & Liability Management Policy approved by the Board of Directors requires monthly monitoring of interest rate risk by ALCO. As part of the management of the Company's interest rate risk, ALCO may direct changes in the mix of assets and liabilities and the use of derivative instruments such as interest rate swaps, floors and caps.

    One method of analyzing interest rate risk is by measuring the interest rate sensitivity gap, which is the difference between earning assets and liabilities maturing or repricing within specified periods. The table on the following page presents such an analysis, which reflects certain assumptions made by ALCO as to the rate sensitivity of deposits without contractual maturities or repricing dates. Such deposits include demand deposits, money market demand accounts, and savings deposits. Additional assumptions such as prepayment estimates for residential mortgages and mortgage-backed securities are made to reflect the probable behavior of those assets. The effects of derivatives used for hedging, such as interest rate swaps and floors, must also be taken into account in determining the interest rate sensitivity gap.

    The table that follows shows that the Company's assets that were rate sensitive within one year exceeded liabilities and shareholders' equity that were rate sensitive within one year by $3.8 billion at December 31, 1996. Adjusted for the effects of derivatives used for hedging, this cumulative gap was $2.1 billion or 8.3 percent of earning assets. Generally, an asset sensitive gap indicates that the net interest margin would increase in a rising rate environment and decrease in a falling rate environment.

    Gap analysis has significant limitations as a method for measuring interest rate risk since changes in interest rates do not affect all categories of assets and liabilities in the same way. To address these limitations the Company uses a simulation model to quantify the impact of changing interest rates on net interest income ("NII"). While this approach is also subject to a number of assumptions, it provides a dynamic assessment of the impact, as compared to the static nature of gap analysis. A frequency distribution of simulated 12-month NII outcomes based on rate scenarios produced through a Monte Carlo rate generation process is prepared monthly to determine statistically the mean NII. The amount of Earnings at Risk, defined as the potential negative change in NII, is measured at a 97.5% confidence level and is managed within a limit established by the ALCO as a percentage of mean NII. At December 31, 1996, the Company was within this limit.

    The following table summarizes the Company's interest rate sensitivity based on expected repricings in the time frames indicated for the balance sheet and interest rate derivatives as of December 31, 1996.

                                                                         DECEMBER 31, 1996
                                             -------------------------------------------------------------------------
                                                                 AMOUNTS MATURING OR REPRICING IN
                                             -------------------------------------------------------------------------

                                                             AFTER THREE     AFTER SIX
                                                             MONTHS BUT     MONTHS BUT        AFTER
                                               LESS THAN       WITHIN         WITHIN      ONE YEAR AND
(DOLLARS IN THOUSANDS)                       THREE MONTHS    SIX MONTHS      ONE YEAR     NON- MATURING      TOTAL
-------------------------------------------  -------------  -------------  -------------  -------------  -------------
ASSETS
Federal funds sold and securities purchased
 under resale agreements...................  $     537,710  $    --        $    --        $    --        $     537,710
Interest bearing deposits in banks.........      1,091,216         40,000       --             --            1,131,216
Trading account securities.................        617,464       --             --             --              617,464
Investment securities......................         56,785         62,754        491,396      1,821,458      2,432,393
Loans......................................     12,567,070      1,920,272      1,345,939      5,064,824     20,898,105
                                             -------------  -------------  -------------  -------------  -------------
    Total earning assets...................     14,870,245      2,023,026      1,837,335      6,886,282     25,616,888
Noninterest earning assets.................        497,143        497,143       --            2,622,885      3,617,171
                                             -------------  -------------  -------------  -------------  -------------
    Total assets...........................     15,367,388      2,520,169      1,837,335      9,509,167     29,234,059
                                             -------------  -------------  -------------  -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
  Interest bearing checking (1)............        178,884       --             --            1,252,186      1,431,070
  Money market demand accounts (1).........      1,187,668       --             --            2,578,836      3,766,504
  Savings (1)..............................        163,579       --             --            1,145,055      1,308,634
  Other time deposits......................      4,623,150      1,702,202        630,579        415,712      7,371,643
Federal funds purchased and securities sold
 under repurchase agreements...............      1,322,654       --             --             --            1,322,654
Other borrowed funds.......................      2,014,531        230,646          8,537       --            2,253,714
Subordinated capital notes.................        309,000       --               73,000       --              382,000
                                             -------------  -------------  -------------  -------------  -------------
    Total interest bearing liabilities.....      9,799,466      1,932,848        712,116      5,391,789     17,836,219
Demand deposit accounts (1)................      1,677,555      1,677,555       --            4,300,000      7,655,110
Other noninterest bearing liabilities......       --             --             --            1,247,797      1,247,797
Shareholders' equity (2)...................       --             --              135,000      2,359,933      2,494,933
                                             -------------  -------------  -------------  -------------  -------------
    Total liabilities and shareholders'
     equity................................  $  11,477,021  $   3,610,403  $     847,116  $  13,299,519  $  29,234,059
                                             -------------  -------------  -------------  -------------  -------------
                                             -------------  -------------  -------------  -------------  -------------
Gap before interest rate derivatives.......  $   3,890,367  $  (1,090,234) $     990,219  $  (3,790,352)
Cumulative gap before interest rate
 derivatives...............................  $   3,890,367  $   2,800,133  $   3,790,352  $    --
Derivatives affecting interest rate
 sensitivity:
  Interest rate swaps......................       (642,113)        (2,796)       534,088        110,821
  Interest rate floors (3).................     (1,900,000)      (150,000)       500,000      1,550,000
                                             -------------  -------------  -------------  -------------
Gap adjusted for interest rate
 derivatives...............................  $   1,348,254  $  (1,243,030) $   2,024,307  $  (2,129,531)
                                             -------------  -------------  -------------  -------------
                                             -------------  -------------  -------------  -------------
Cumulative gap adjusted for derivatives....  $   1,348,254  $     105,224  $   2,129,531
                                             -------------  -------------  -------------
                                             -------------  -------------  -------------
Cumulative gap adjusted for derivatives as
 a percent of total earning assets.........          5.26%          0.41%          8.31%
                                             -------------  -------------  -------------
                                             -------------  -------------  -------------

---------------
(1) Interest rate sensitivity of non-maturity deposit accounts are based on assumptions utilized by the Company's Asset and Liability Management Committee for a declining interest rate scenario since the Company's balance sheet is asset-sensitive.

(2)  $135 million of preferred stock is redeemable after September 3, 1997.

(3) Floors purchased affecting interest rate sensitivity in a declining interest rate scenario.

INVESTMENT SECURITIES

    The following tables summarize the composition of the investment securities portfolio and the gross unrealized gains and losses within the portfolio.

INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                                       DECEMBER 31,
                         ---------------------------------------------------------------------------------------------------------
                                              1996                                            1995
                         ----------------------------------------------  ----------------------------------------------    1994
                                       GROSS        GROSS                              GROSS        GROSS                ---------
                         AMORTIZED  UNREALIZED   UNREALIZED     FAIR     AMORTIZED  UNREALIZED   UNREALIZED     FAIR       FAIR
(DOLLARS IN THOUSANDS)     COST        GAINS       LOSSES       VALUE      COST        GAINS       LOSSES       VALUE      VALUE
-----------------------  ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------  ---------
U.S. Treasury..........  $1,137,992  $   4,993    $   1,933   $1,141,052 $ 981,392   $  13,122    $      22   $ 994,492  $ 212,604
Other U.S. government..    687,717       4,993          779     691,931    354,029      10,555       --         364,584     21,122
Mortgage-backed
 securities............    193,531         400          274     193,657    448,581         590          998     448,173    795,818
State and municipal....    101,006      13,749       --         114,755    117,061      15,637       --         132,698     64,232
Equity securities......     19,041       2,553       --          21,594     12,836       3,736           33      16,539     21,376
Foreign securities.....      1,136          72       --           1,208      3,872         193       --           4,065      4,064
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------  ---------
  Total investment
   securities available
   for sale............  $2,140,423  $  26,760    $   2,986   $2,164,197 $1,917,771  $  43,833    $   1,053   $1,960,551 $1,119,216
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------  ---------
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------  ---------

INVESTMENT SECURITIES HELD TO MATURITY

                                                                       DECEMBER 31,
                         ---------------------------------------------------------------------------------------------------------
                                              1996                                            1995
                         ----------------------------------------------  ----------------------------------------------    1994
                                       GROSS        GROSS                              GROSS        GROSS                ---------
                         AMORTIZED  UNREALIZED   UNREALIZED     FAIR     AMORTIZED  UNREALIZED   UNREALIZED     FAIR     AMORTIZED
(DOLLARS IN THOUSANDS)     COST        GAINS       LOSSES       VALUE      COST        GAINS       LOSSES       VALUE      COST
-----------------------  ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------  ---------
U.S. Treasury..........  $  50,109   $   1,735    $  --       $  51,844  $  51,125   $   3,468    $  --       $  54,593  $ 485,631
Other U.S. government..    139,188       4,412       --         143,600    138,816       8,509       --         147,325     49,576
Mortgage-backed
 securities............     41,985       2,019           68      43,936    124,375       2,511          105     126,781    168,835
State and municipal....     36,914         310        2,199      35,025     48,971         661        2,231      47,401    147,437
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------  ---------
  Total investment
   securities held to
   maturity............  $ 268,196   $   8,476    $   2,267   $ 274,405  $ 363,287   $  15,149    $   2,336   $ 376,100  $ 851,479
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------  ---------
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------  ---------

    Management of the investment portfolio involves the maximization of investment return while maintaining prudent levels of quality and liquidity. At December 31, 1996, approximately 99 percent of total investment securities were investment grade.

    During the quarter ended December 31, 1995, in accordance with guidance issued by the Financial Accounting Standards Board, the Company reclassified from investment securities held to maturity to investment securities available for sale, approximately $285 million amortized cost of U.S. Treasury Notes (fair value $285 million) and $64 million book value of municipal bonds (fair value $72 million).

ANALYSIS OF INVESTMENT SECURITIES PORTFOLIO

    The following tables show the expected remaining maturities and yields of the investment securities portfolio.

INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                                    DECEMBER 31, 1996
                            --------------------------------------------------------------------------------------------------
                                                                         MATURITY
                            --------------------------------------------------------------------------------------------------

                                                        AFTER ONE YEAR          AFTER FIVE YEARS
                                    WITHIN                AND WITHIN               AND WITHIN                  AFTER
                                   ONE YEAR               FIVE YEARS               TEN YEARS                 TEN YEARS
                            ----------------------  ----------------------  ------------------------  ------------------------
(DOLLARS IN THOUSANDS)       AMOUNT     YIELD(3)     AMOUNT     YIELD(3)      AMOUNT      YIELD(3)      AMOUNT      YIELD(3)
--------------------------  ---------  -----------  ---------  -----------  -----------  -----------  -----------  -----------
U.S. Treasury.............  $ 402,163        5.66%  $ 735,829        6.14%   $  --           --    %   $  --           --    %
Other U.S. government.....     27,423        6.07     660,294        6.42       --           --           --           --
Mortgage-backed
  securities..............    112,236        6.33      79,206        6.43        2,089         9.25       --           --
State and municipal (1)...      8,450       10.46      29,485        9.73       21,327        10.67       41,744        11.35
Equity securities (2).....     --          --          --          --           --           --           --           --
Foreign securities........     --          --           1,136        8.50       --           --           --           --
                            ---------               ---------               -----------               -----------
    Total investment
     securities available
     for sale.............  $ 550,272        5.89%  $1,505,950       6.35%   $  23,416        10.54%   $  41,744        11.35%
                            ---------               ---------               -----------               -----------
                            ---------               ---------               -----------               -----------



                                    TOTAL
                                AMORTIZED COST
                            ----------------------
(DOLLARS IN THOUSANDS)       AMOUNT     YIELD(3)
--------------------------  ---------  -----------
U.S. Treasury.............  $1,137,992       5.97%
Other U.S. government.....    687,717        6.41
Mortgage-backed
  securities..............    193,531        6.40
State and municipal (1)...    101,006       10.66
Equity securities (2).....     19,041      --
Foreign securities........      1,136        8.50
                            ---------
    Total investment
     securities available
     for sale.............  $2,140,423       6.32%
                            ---------
                            ---------

INVESTMENT SECURITIES HELD TO MATURITY

                                                                    DECEMBER 31, 1996
                            --------------------------------------------------------------------------------------------------
                                                                         MATURITY
                            --------------------------------------------------------------------------------------------------

                                                        AFTER ONE YEAR          AFTER FIVE YEARS
                                    WITHIN                AND WITHIN               AND WITHIN                  AFTER
                                   ONE YEAR               FIVE YEARS               TEN YEARS                 TEN YEARS
                            ----------------------  ----------------------  ------------------------  ------------------------
(DOLLARS IN THOUSANDS)       AMOUNT       YIELD      AMOUNT       YIELD       AMOUNT        YIELD       AMOUNT        YIELD
--------------------------  ---------  -----------  ---------  -----------  -----------  -----------  -----------  -----------
U.S. Treasury.............  $   9,976        7.65%  $  40,133        7.56%   $  --           --    %   $  --           --    %
Other U.S. government.....     39,891        7.94      99,297        7.75       --           --           --           --
Mortgage-backed
  securities..............     15,293        5.31      26,692        9.04       --           --           --           --
State and municipal (1)...     12,210        8.76       9,077        9.19        2,116         6.51       13,511         5.76
                            ---------               ---------               -----------               -----------
    Total investment
     securities held to
     maturity.............    $77,370        7.51 %  $175,199        7.98 %     $2,116         6.51 %    $13,511         5.76%
                            ---------               ---------               -----------               -----------
                            ---------               ---------               -----------               -----------



                                    TOTAL
                                AMORTIZED COST
                            ----------------------
(DOLLARS IN THOUSANDS)       AMOUNT       YIELD
--------------------------  ---------  -----------
U.S. Treasury.............  $  50,109        7.58%
Other U.S. government.....    139,188        7.81
Mortgage-backed
  securities..............     41,985        7.68
State and municipal (1)...     36,914        7.64
                            ---------
    Total investment
     securities held to
     maturity.............   $268,196        7.72 %
                            ---------
                            ---------

------------

(1) Yields on tax-exempt municipal securities are presented on a taxable-equivalent basis using the current federal statutory rate of 35 percent.

(2) Equity securities do not have a stated maturity and are included in the total column only.

(3)  Yields are based on amortized cost.

LOAN MATURITIES

    The following table presents the Company's loans by maturity.

                                                                             DECEMBER 31, 1996
                                                          -------------------------------------------------------
                                                                           AFTER
                                                                          ONE YEAR
                                                             WITHIN      AND WITHIN      AFTER
(DOLLARS IN THOUSANDS)                                      ONE YEAR     FIVE YEARS    FIVE YEARS       TOTAL
--------------------------------------------------------  ------------  ------------  ------------  -------------
Domestic:
  Commercial, financial and industrial..................  $  3,815,829  $  3,515,114  $  2,161,312  $   9,492,255
  Construction..........................................       239,404       118,413            --        357,817
  Mortgage:
    Residential.........................................        93,528       269,025     2,598,355      2,960,908
    Commercial..........................................       637,103       789,526     1,170,987      2,597,616
                                                          ------------  ------------  ------------  -------------
      Total mortgage....................................       730,631     1,058,551     3,769,342      5,558,524
  Consumer:
    Installment.........................................       143,981     1,795,501       123,952      2,063,434
    Home equity.........................................         1,969        40,625     1,070,675      1,113,269
    Credit card and other lines of credit...............       300,739         2,496            --        303,235
                                                          ------------  ------------  ------------  -------------
      Total consumer....................................       446,689     1,838,622     1,194,627      3,479,938
  Lease financing.......................................        74,280       520,481       205,287        800,048
                                                          ------------  ------------  ------------  -------------
      Total loans in domestic offices...................     5,306,833     7,051,181     7,330,568     19,688,582
Loans originated in foreign branches....................     1,183,505        12,755        13,263      1,209,523
                                                          ------------  ------------  ------------  -------------
      Total loans.......................................  $  6,490,338  $  7,063,936  $  7,343,831     20,898,105
                                                          ------------  ------------  ------------
                                                          ------------  ------------  ------------
        Allowance for credit losses.....................                                                  523,946
                                                                                                    -------------
      Net loans.........................................                                            $  20,374,159
                                                                                                    -------------
                                                                                                    -------------
Total fixed rate loans due after one year...............                                            $   9,509,127
Total variable rate loans due after one year............                                                4,898,640
                                                                                                    -------------
      Total loans due after one year....................                                            $  14,407,767
                                                                                                    -------------
                                                                                                    -------------

CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

    The following table presents domestic certificates of deposits of $100,000 and over by maturity.

                                                                                                      DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                                                    1996
----------------------------------------------------------------------------------------------------  ------------
Three months or less................................................................................   $2,931,364
Over three months through six months................................................................    1,276,494
Over six months through twelve months...............................................................      344,725
Over twelve months..................................................................................      148,128
                                                                                                      ------------
    Total domestic certificates of deposit of $100,000 and over.....................................   $4,700,711
                                                                                                      ------------
                                                                                                      ------------

    The Company offers certificates of deposit of $100,000 and over, at market rates of interest. Many of these certificates are issued to customers, both public and private, who have done business with the Company for some period. The Company expects that as these deposits come due, the majority will continue to be renewed at market rates of interest.

    Substantially all of the Company's deposits in foreign branches are certificates of deposit of $100,000 and over and mature in less than one year.

BORROWED FUNDS

    The following table presents information on the Company's borrowed funds.

                                                                                        DECEMBER 31,
                                                                          ----------------------------------------
(DOLLARS IN THOUSANDS)                                                        1996          1995          1994
------------------------------------------------------------------------  ------------  ------------  ------------
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 5.09%, 4.96% and 5.14% at
 December 31, 1996, 1995 and 1994, respectively.........................  $  1,322,654  $  1,195,058  $  1,482,445
Commercial paper, with weighted average interest rates of 5.34%, 5.75%
 and 5.70% at December 31, 1996, 1995 and 1994, respectively............     1,495,463     1,389,870     1,267,494
Other borrowed funds, with weighted average interest rates of 5.59%,
 5.77% and 5.23% at December 31, 1996, 1995 and 1994, respectively......       758,251     1,065,058       563,822
                                                                          ------------  ------------  ------------
    Total borrowed funds................................................  $  3,576,368  $  3,649,986  $  3,313,761
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Federal funds purchased and securities sold under repurchase agreements:
  Maximum outstanding at any month end..................................  $  1,322,654  $  1,517,999  $  1,482,385
  Average balance during the year.......................................       933,433     1,384,762     1,249,278
  Weighted average interest rate during the year........................          5.05%         5.70%         4.30%
Commercial paper:
  Maximum outstanding at any month end..................................  $  1,854,576  $  1,591,712  $  1,267,480
  Average balance during the year.......................................     1,620,087     1,448,739     1,102,009
  Weighted average interest rate during the year........................          5.40%         5.98%         4.34%
Other borrowed funds:
  Maximum outstanding at any month end..................................  $  1,697,777  $  1,320,030  $  1,339,601
  Average balance during the year.......................................     1,119,051       731,759       774,302
  Weighted average interest rate during the year........................          5.59%         5.82%         4.46%

CAPITAL ADEQUACY AND DIVIDENDS

    The Company's capital objectives are to support future growth, to protect depositors, to absorb any unanticipated losses and to comply with various regulatory requirements. Management believes that the Company has retained its capital at a level which supports the risk structure of the Company, as well as providing for anticipated growth of current business activities and strategic expansion.

    Total shareholders' equity was $2,495 million at December 31, 1996, an increase of $11 million from year-end 1995. This change was primarily a result of $249 million of net income for 1996, offset by dividends on common stock of $219 million (including $145 million paid to The Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.).

    The Company offers a dividend reinvestment plan that allows shareholders to reinvest dividends in the Company's common stock at five percent below the market price. At December 31, 1996, BTM was not a participant in the plan.

    Capital adequacy depends on a variety of factors including asset quality and risk profile, liquidity, stability of earnings, competitive and economic conditions, and management. The Company believes that the current level of profitability, together with earnings retention and the Company's dividend reinvestment plan, is adequate to support normal growth in operations while meeting regulatory capital guidelines.

    The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios.

                                                       DECEMBER 31,                                    MINIMUM
                         -------------------------------------------------------------------------   REGULATORY
(DOLLARS IN THOUSANDS)       1996           1995           1994           1993           1992        REQUIREMENT
-----------------------  -------------  -------------  -------------  -------------  -------------  -------------
CAPITAL COMPONENTS
Tier 1 capital.........  $   2,395,580  $   2,355,057  $   2,070,554  $   1,952,045  $   1,642,945
Tier 2 capital.........        551,074        591,266        626,903        702,652        809,949
                         -------------  -------------  -------------  -------------  -------------
Total risk-based
 capital...............  $   2,946,654  $   2,946,323  $   2,697,457  $   2,654,697  $   2,452,894
                         -------------  -------------  -------------  -------------  -------------
                         -------------  -------------  -------------  -------------  -------------
Risk-weighted assets...  $  26,390,288  $  25,179,489  $  22,419,516  $  21,992,647  $  22,704,438
                         -------------  -------------  -------------  -------------  -------------
                         -------------  -------------  -------------  -------------  -------------
Quarterly average
 assets................  $  28,496,355  $  27,073,158  $  23,868,729  $  23,624,622  $  24,823,529
                         -------------  -------------  -------------  -------------  -------------
                         -------------  -------------  -------------  -------------  -------------
CAPITAL RATIOS
Tier 1 capital.........           9.08%          9.35%          9.24%          8.88%          7.24%         4.0%
Total risk-based
 capital...............          11.17          11.70          12.03          12.07          10.80          8.0
Leverage ratio (1).....           8.41           8.70           8.67           8.26           6.62          4.0

---------------
(1)  Tier 1 capital divided by quarterly average total assets.

    For regulatory purposes, the Company's capital computations are based on risk-adjusted Tier 1 and Total capital. The Company's Tier 1 and Total risk-based capital ratios were 9.08 percent and 11.17 percent, respectively, at December 31, 1996, as compared to 9.35 percent and 11.70 percent, respectively, at December 31, 1995. The decreases in the ratios from December 31, 1995 were primarily attributable to the $145 million dividend paid to The Mitsubishi Bank, Limited in the first quarter of 1996. As of December 31, 1996, management believes the capital ratios of the Company's subsidiary bank, Union Bank of California, N.A., met all regulatory minimums of a well-capitalized bank.

COMPARISON OF 1995 VERSUS 1994

    Net income in 1995 was $313 million, compared with $125 million in 1994. The improvement in net income in 1995 reflected higher net interest income and noninterest income, lower loan loss provision expense, lower noninterest expense, and a lower effective income tax rate than in 1994.

    Net income applicable to common stock was $284 million, or $5.21 per common share, in 1995, compared with $104 million, or $1.95 per common share, in 1994.

    The return on average assets was 1.22% in 1995 versus 0.53% in 1994. The return on average common equity was 13.9% in 1995, compared with 5.6% in 1994.

    Net interest income on a taxable-equivalent basis increased by $145 million, or 14 percent, over 1994. Average loans increased $1,359 million, or 8 percent, and the net interest margin grew 26 basis points to 5.05%.

    Noninterest income increased by $35 million, or 10 percent, over 1994. Credit card merchant fees, merchant banking fees, investment services revenue, and foreign exchange fees collectively grew 28 percent and accounted for $23 million of the growth in noninterest income.

    The provision for credit losses was $53 million in 1995, $20 million, or 27 percent, lower than in 1994, reflecting the improved quality of the loan portfolio.

    Noninterest expense decreased by $58 million, or 6 percent, from 1994. The reduction was primarily the result of lower foreclosed asset and regulatory authority assessment expenses, partially offset by higher personnel-related expense. Foreclosed asset expense declined $77 million due to lower levels of foreclosed assets and the stabilization of market values for such assets. Regulatory authority assessments decreased by

$20 million, or 46 percent, from 1994, primarily due to a mid-1995 reduction in the deposit insurance premium rate charged by the FDIC. Personnel-related expense increased $24 million, or 6 percent, in 1995, reflecting higher staff levels and regular salary increases.

    Income tax expense was $73 million higher in 1995 than in 1994, reflecting higher pre-tax income, but a lower effective income tax rate. The decrease in the effective rate from 49 percent in 1994 to 38 percent in 1995 was primarily attributable to an adjustment to state income taxes in 1994.

    Total loans at December 31, 1995 were $20.2 billion, an increase of $2.2 billion, or 12 percent, over year-end 1994. The increase was primarily attributable to commercial, financial and industrial loans, which rose $1.1 billion, or 13 percent, residential mortgage loans, which grew 17 percent, and commercial mortgage loans, which increased 21 percent. The growth in commercial, financial and industrial loans was primarily attributable to the improved economy in California and other specialized markets served by the Company, which enabled the Company to substantially increase lending to well-qualified borrowers. The growth in residential mortgage loans reflected the favorable interest rate environment in 1995, which stimulated higher originations. The growth in commercial mortgage loans was primarily due to higher originations of mini-perm loans of $1 million to $10 million.

    Total nonperforming assets were $247 million at December 31, 1995, $174 million, or 41 percent, lower than one year earlier. Nonaccrual commercial mortgage loans accounted for $81 million of the decrease, reflecting successful workout strategies and an improvement in the California real estate sector in 1995. Nonaccrual construction loans declined $34 million, or 46 percent, in 1995, while nonaccrual commercial, financial and industrial loans fell $22 million. Net loan charge offs in 1995 were $61 million, compared to $202 million in 1994. The $141 million, or 70 percent, decrease was principally due to a $58 million reduction in charge offs of commercial, financial and industrial loans and a $71 million reduction in charge offs of commercial and residential mortgage loans, while loan loss recoveries were essentially flat. The reduction in charge offs was due to a decrease in new nonperforming assets in 1995 and a reduction in nonaccrual and underperforming loans, reflecting improved economic conditions and successful workout strategies.

    At December 31, 1995, the Tier 1 risk-based capital ratio was 9.4% and the total risk-based capital ratio was 11.7%, compared with ratios of 9.2% and 12.0%, respectively, at December 31, 1994.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------

Consolidated Statements of Income for the Years Ended
 December 31, 1996, 1995 and 1994..........................................................................       F-26

Consolidated Balance Sheets as of December 31, 1996 and 1995...............................................       F-27

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1996, 1995 and 1994..........................................................................       F-28

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
 December 31, 1996, 1995 and 1994..........................................................................       F-29

Notes to Consolidated Financial Statements.................................................................       F-30

Management Statement.......................................................................................       F-63

Independent Auditors' Reports..............................................................................       F-64

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                               YEARS ENDED DECEMBER 31,
                                                                           --------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                1996       1995        1994
-------------------------------------------------------------------------  ---------  ---------  ----------
INTEREST INCOME
Loans, including fees....................................................  $1,675,969 $1,613,376 $1,313,472
Investment securities -- taxable.........................................    133,170    120,210      80,556
Investment securities -- tax-exempt......................................     10,242     12,592      15,219
Interest bearing deposits in banks.......................................     52,709     58,201      46,859
Federal funds sold and securities purchased under resale agreements......     30,246     22,247      13,517
Trading account securities...............................................     24,968     20,567       8,917
                                                                           ---------  ---------  ----------
    Total interest income................................................  1,927,304  1,847,193   1,478,540
                                                                           ---------  ---------  ----------
INTEREST EXPENSE
Deposits in domestic offices.............................................    460,130    358,049     258,094
Deposits in foreign offices..............................................     71,437     96,109      52,730
Federal funds purchased and securities sold under repurchase
 agreements..............................................................     47,095     78,908      53,680
Commercial paper.........................................................     87,411     86,695      47,776
Other borrowed funds.....................................................     62,549     42,561      34,682
Subordinated capital notes...............................................     30,104     42,538      36,355
                                                                           ---------  ---------  ----------
    Total interest expense...............................................    758,726    704,860     483,317
                                                                           ---------  ---------  ----------
NET INTEREST INCOME......................................................  1,168,578  1,142,333     995,223
Provision for credit losses..............................................     40,000     53,250      73,000
                                                                           ---------  ---------  ----------
    Net interest income after provision for credit losses................  1,128,578  1,089,083     922,223
                                                                           ---------  ---------  ----------
NONINTEREST INCOME
Service charges on deposit accounts......................................    101,975     95,177      94,226
Trust fees...............................................................     93,479     87,743      84,531
International services and foreign exchange..............................     79,363     87,664      78,552
Credit card merchant fees................................................     49,778     45,767      40,677
Merchant banking fees....................................................     23,929     24,483      16,099
Investment securities gains (losses), net................................      4,502       (702)     (2,612)
Other....................................................................     65,650     55,187      48,358
                                                                           ---------  ---------  ----------
    Total noninterest income.............................................    418,676    395,319     359,831
                                                                           ---------  ---------  ----------
NONINTEREST EXPENSE
Salaries and employee benefits...........................................    557,247    536,671     509,295
Net occupancy............................................................    103,335     92,863     101,413
Equipment................................................................     55,942     55,056      51,926
Credit card processing...................................................     37,091     31,288      26,503
Communications...........................................................     31,740     29,261      27,358
Advertising and public relations.........................................     28,788     20,911      18,511
Printing and office supplies.............................................     27,085     22,626      17,660
Professional services....................................................     24,342     26,197      30,929
Armored car..............................................................     21,689     20,337      19,419
Regulatory assessments...................................................      4,048     23,431      43,296
Foreclosed asset expense (income)........................................      2,889     (3,213)     73,668
Merger and integration...................................................    117,464         --          --
Other....................................................................    123,244    122,673     116,371
                                                                           ---------  ---------  ----------
    Total noninterest expense............................................  1,134,904    978,101   1,036,349
                                                                           ---------  ---------  ----------
Income before income taxes...............................................    412,350    506,301     245,705
Income tax expense.......................................................    162,892    193,359     120,356
                                                                           ---------  ---------  ----------
NET INCOME...............................................................  $ 249,458  $ 312,942  $  125,349
                                                                           ---------  ---------  ----------
                                                                           ---------  ---------  ----------
NET INCOME APPLICABLE TO:
    Common stock.........................................................  $ 225,080  $ 284,196  $  104,364
                                                                           ---------  ---------  ----------
                                                                           ---------  ---------  ----------
    Parent direct interest in bank subsidiary............................  $  13,072  $  17,441  $    9,681
                                                                           ---------  ---------  ----------
                                                                           ---------  ---------  ----------
NET INCOME PER AVERAGE COMMON SHARE......................................  $    4.11  $    5.21  $     1.95
                                                                           ---------  ---------  ----------
                                                                           ---------  ---------  ----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)................     54,740     54,546      53,640
                                                                           ---------  ---------  ----------
                                                                           ---------  ---------  ----------

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE   ------------------------
DATA)                                        1996         1995
----------------------------------------  -----------  -----------
ASSETS

Cash and due from banks.................  $ 2,268,771  $ 2,274,088
Interest bearing deposits in banks......    1,131,216      761,310
Federal funds sold and securities
 purchased under resale agreements......      537,710      317,025
                                          -----------  -----------
    Total cash and cash equivalents.....    3,937,697    3,352,423
Trading account securities..............      617,464      322,283
Investment securities available for
 sale...................................    2,164,197    1,960,551
Investment securities held to maturity
 (market value of $274,405 and $376,100
 as of
 December 31, 1996 and 1995,
 respectively)..........................      268,196      363,287
Loans...................................   20,898,105   20,226,089
Less: Allowance for credit losses.......      523,946      555,149
                                          -----------  -----------
    Net loans...........................   20,374,159   19,670,940
Customers' acceptance liability.........      778,378      719,681
Premises and equipment, net.............      410,621      421,921
Intangible assets.......................       91,129      104,529
Other assets............................      592,218      631,244
                                          -----------  -----------
    Total assets........................  $29,234,059  $27,546,859
                                          -----------  -----------
                                          -----------  -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Noninterest bearing...................  $ 7,381,078  $ 7,036,969
  Interest bearing......................   12,607,691   10,885,810
Deposits in foreign offices:
  Noninterest bearing...................      274,031      342,430
  Interest bearing......................    1,270,160    1,389,834
                                          -----------  -----------
    Total deposits......................   21,532,960   19,655,043
Federal funds purchased and securities
 sold under repurchase agreements.......    1,322,654    1,195,058
Commercial paper........................    1,495,463    1,389,870
Other borrowed funds....................      758,251    1,065,058
Acceptances outstanding.................      778,378      719,681
Other liabilities.......................      469,420      536,688
Subordinated capital notes..............      382,000      501,369
                                          -----------  -----------
    Total liabilities...................   26,739,126   25,062,767
                                          -----------  -----------

SHAREHOLDERS' EQUITY
Parent direct interest in equity of bank
 subsidiary.............................      128,689      159,996
Preferred stock:
  Authorized 5,000,000 shares, issued
   1,350,000 shares 8 3/8%
   Noncumulative, Series A..............      135,000      135,000
Common stock -- $5 stated value,
 authorized 100,000,000 shares, issued
 54,762,653 shares and 54,670,283 shares
 as of December 31, 1996 and 1995,
 respectively...........................      273,813      273,351
Additional paid-in capital..............    1,310,813    1,306,697
Retained earnings.......................      635,180      585,680
Cumulative translation adjustment.......       (2,752)        (972)
Net unrealized gain on securities
 available for sale.....................       14,190       24,340
                                          -----------  -----------
    Total shareholders' equity..........    2,494,933    2,484,092
                                          -----------  -----------
    Total liabilities and shareholders'
     equity.............................  $29,234,059  $27,546,859
                                          -----------  -----------
                                          -----------  -----------

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEARS ENDED DECEMBER 31,
                                          ------------------------------------
(DOLLARS IN THOUSANDS)                       1996        1995         1994
----------------------------------------  ----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................  $  249,458  $   312,942  $   125,349
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Provision for credit losses.........      40,000       53,250       73,000
    Depreciation, amortization and
     accretion..........................      65,146       61,767       57,501
    Provision for deferred income
     taxes..............................      50,658       54,637     (108,833)
    (Gain) loss on sale or call of
     investment securities available for
     sale, net..........................      (3,308)         801        2,679
    Noncash portion of provision for
     merger and integration expense.....      77,309           --           --
    Other, net..........................    (424,667)    (169,369)     266,622
                                          ----------  -----------  -----------
      Total adjustments.................    (194,862)       1,086      290,969
                                          ----------  -----------  -----------
  Net cash provided by operating
   activities...........................      54,596      314,028      416,318
                                          ----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment
   securities available for sale........      19,536      240,731      318,700
  Proceeds from matured and called
   investment securities available for
   sale.................................     757,463      764,853      421,522
  Purchase of investment securities
   available for sale...................    (995,479)  (1,452,339)    (558,880)
  Proceeds from matured and called
   investment securities held to
   maturity.............................      95,829      213,337       98,872
  Purchase of investment securities held
   to maturity..........................          --     (123,886)    (499,702)
  Proceeds from sales of loans..........      71,741       65,665      513,640
  Net increase in loans.................    (763,102)  (2,185,778)  (1,130,507)
  Other, net............................     (40,521)     (41,698)     217,899
                                          ----------  -----------  -----------
    Net cash used by investing
     activities.........................    (854,533)  (2,519,115)    (618,456)
                                          ----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..............   1,877,917    2,245,306      431,390
  Net increase (decrease) in federal
   funds purchased and securities sold
   under repurchase agreements..........     127,596     (287,387)    (169,625)
  Net increase (decrease) in other
   borrowed funds.......................    (201,214)     623,612      200,910
  Maturity and redemption of
   subordinated capital notes...........    (119,369)    (154,490)     (85,000)
  Dividends paid........................    (222,533)     (43,403)     (43,567)
  Repayment of borrowing to support
   corporate owned life insurance.......     (95,475)     (10,638)          --
  Other, net............................       5,034       18,341       16,323
                                          ----------  -----------  -----------
    Net cash provided by financing
     activities.........................   1,371,956    2,391,341      350,431
                                          ----------  -----------  -----------
Net increase in cash and cash
 equivalents............................     572,019      186,254      148,293
Cash and cash equivalents at beginning
 of year................................   3,352,423    3,153,713    2,996,398
Foreign exchange revaluation gain.......      13,255       12,456        9,022
                                          ----------  -----------  -----------
Cash and cash equivalents at end of
 year...................................  $3,937,697  $ 3,352,423  $ 3,153,713
                                          ----------  -----------  -----------
                                          ----------  -----------  -----------
CASH PAID DURING THE YEAR FOR:
  Interest..............................  $  764,327  $   739,300  $   465,833
  Income taxes..........................     172,451       91,717       21,587
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
  Loans transferred to other real estate
   owned................................  $   44,557  $    48,397  $    91,004
  Investment securities transferred from
   held to maturity to available for
   sale.................................          --      348,717           --

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                         NET
                                                                                                      UNREALIZED
                                  PARENT                                                                 GAIN
                                  DIRECT                                                              (LOSS) ON
                                 INTEREST                          ADDITIONAL            CUMULATIVE   SECURITIES
                                 IN BANK     PREFERRED    COMMON    PAID-IN    RETAINED  TRANSLATION  AVAILABLE
(DOLLARS IN THOUSANDS)          SUBSIDIARY     STOCK      STOCK     CAPITAL    EARNINGS  ADJUSTMENT    FOR SALE      TOTAL
------------------------------  ----------   ---------   --------  ----------  --------  ----------   ----------   ----------
BALANCE AT DECEMBER 31,
 1993.........................   $132,691    $135,000    $266,367  $1,274,016  $298,787   $(1,348)     $  7,942    $2,113,455
Change in unrealized gain
 (loss) on securities
 available for sale, net of
 taxes........................       (850)                                                              (16,367)      (17,217)
Net income....................      9,681                                      115,668                                125,349
Dividend reinvestment plan....                             3,090      13,233                                           16,323
Dividends on common stock
 ($1.40 per share) (1)........                                                 (49,723 )                              (49,723)
Dividends on preferred
 stock........................                                                 (11,304 )                              (11,304)
Deferred compensation --
 restricted stock awards......                               293       1,277       (11 )                                1,559
Stock options exercised.......                                40         136                                              176
Change in translation
 adjustment...................         85                                                     499                         584
                                ----------   ---------   --------  ----------  --------  ----------   ----------   ----------
BALANCE AT DECEMBER 31,
 1994.........................    141,607     135,000    269,790   1,288,662   353,417       (849)       (8,425)    2,179,202
Change in unrealized gain
 (loss) on securities
 available for sale, net of
 taxes........................        973                                                                32,765        33,738
Net income....................     17,441                                      295,501                                312,942
Dividend reinvestment plan....                             3,103      15,238                                           18,341
Dividends on common stock
 ($1.40 per share) (1)........                                                 (50,989 )                              (50,989)
Dividends on preferred
 stock........................                                                 (11,305 )                              (11,305)
Deferred compensation --
 restricted stock awards......                               379       2,268      (944 )                                1,703
Stock options exercised.......                                79         529                                              608
Change in translation
 adjustment...................        (25)                                                   (123)                       (148)
                                ----------   ---------   --------  ----------  --------  ----------   ----------   ----------
BALANCE AT DECEMBER 31,
 1995.........................    159,996     135,000    273,351   1,306,697   585,680       (972)       24,340     2,484,092
Change in unrealized gain
 (loss) on securities
 available for sale, net of
 taxes........................       (686)                                                              (10,150)      (10,836)
Net income....................     13,072                                      236,386                                249,458
Dividend reinvestment plan....                               121       1,041                                            1,162
Dividends on common stock
 ($1.40 per share) (1)........     (3,640)                                     (70,292 )                              (73,932)
Dividends on preferred
 stock........................                                                 (11,306 )                              (11,306)
Dividend to BTM...............    (39,890)                                     (105,000)                             (144,890)
Deferred compensation --
 restricted stock awards......                               207       2,148      (288 )                                2,067
Stock options exercised.......                               134         927                                            1,061
Change in translation
 adjustment...................       (163)                                                 (1,780)                     (1,943)
                                ----------   ---------   --------  ----------  --------  ----------   ----------   ----------
BALANCE AT DECEMBER 31,
 1996.........................   $128,689    $135,000    $273,813  $1,310,813  $635,180   $(2,752)     $ 14,190    $2,494,933
                                ----------   ---------   --------  ----------  --------  ----------   ----------   ----------
                                ----------   ---------   --------  ----------  --------  ----------   ----------   ----------

---------------
(1) Dividends per share are based on historical Union Bank common cash dividends declared and do not include the $145 million dividend paid to The Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.

   See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
        OPERATIONS
    UnionBanCal Corporation is a bank holding company owned 81 percent by The Bank of Tokyo-Mitsubishi, Ltd. ("BTM"). It resulted from the combination on April 1, 1996, of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. UnionBanCal Corporation, its banking subsidiary now known as Union Bank of California, N.A. ("Bank") and its other subsidiaries are collectively referred to as "the Company". The combination was accounted for as a reorganization of entities under common control (similar to a pooling of interests) and, accordingly, all historical financial information has been restated as if the combination had been in effect for all periods presented. Additional information pertaining to the combination is presented in
Note 2.

    The Company provides a wide range of financial services to consumers, small businesses, middle market companies and major corporations, primarily in California, Oregon and Washington, but nationally and internationally as well.

  BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") and general practice within the banking industry. Those policies that materially affect the determination of financial position, results of operations, and cash flows are summarized below.

    The consolidated financial statements include the accounts of the Company. All material intercompany transactions and balances have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest bearing deposits in banks and federal funds sold and securities purchased under resale agreements, substantially all of which have maturities less than 90 days.

  TRADING ACCOUNT SECURITIES

    Trading account securities are designated as such when acquired based on management's intent to use these securities for trading purposes. Trading account positions are carried at market value. Realized gains and losses from the close out of trading account positions and unrealized market value adjustments are recognized in noninterest income.

  INVESTMENT SECURITIES AVAILABLE FOR SALE

    Investment securities available for sale are all securities not classified as either held to maturity or trading account securities. Investment securities available for sale are carried at fair value, with unrealized gains or losses reported net of taxes as a separate component of shareholders' equity until realized. Realized gains or losses from the sale of investment securities are determined using the specific identification method and are included in noninterest income.

  INVESTMENT SECURITIES HELD TO MATURITY

    Investment securities held to maturity are carried at cost, adjusted for premium amortization or discount accretion computed using the effective interest method. The Company has the intent and ability to hold these securities to their maturities. Realized gains or losses on sales, if any, are included in noninterest income.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
  LOANS

    Loans are reported at the principal amounts outstanding, net of unamortized nonrefundable loan fees and related direct loan origination costs. Deferred net fees and costs are recognized in interest income over the loan term using a method that generally produces a level yield on the unpaid loan balance. Nonrefundable fees and direct loan origination costs related to loans held for sale are deferred and recognized as a component of the gain or loss on sale. Interest income is accrued principally on a simple interest basis.

    Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. Except for small business loans that are processed centrally and consumer loans, which are charged off within 180 days of becoming past due, interest accruals are continued for loans that have become contractually past due 90 days only when such loans are both well secured and in the process of collection. For this purpose, loans are considered well secured if they are collateralized by property having a net realizable value in excess of the amount of principal and accrued interest outstanding or are guaranteed by a financially responsible and willing party. Loans are considered "in the process of collection" if collection is proceeding in due course either through legal action or other actions that are reasonably expected to result in the prompt repayment of the debt or in its restoration to current status.

    When a loan is placed on nonaccrual, all previously accrued but uncollected interest is reversed against current period operating results. All subsequent payments received are first applied to unpaid principal and then to accrued but uncollected interest. Interest income is recognized at such time as the loan is brought fully current as to both principal and interest, and, in management's judgment, such loans are considered to be fully collectible. However, Company policy also allows management to continue the recognition of interest income on certain loans designated as nonaccrual. This portion of the nonaccrual portfolio is referred to as "Cash Basis Nonaccrual" loans. This policy only applies to loans that are well secured and in management's judgment are considered to be fully collectible. Although the accrual of interest is suspended, any payments received may be applied to the loan according to its contractual terms and interest income recognized accordingly.

    Renegotiated loans are those in which the Company has formally restructured a significant portion of the loan. The remaining portion is normally charged off, with a concession either in the form of below market rate financing, or debt forgiveness on the charged off portion. Loans that have been renegotiated and have not met specific performance standards for payment are classified as renegotiated loans within the classification of nonperforming assets. Upon payment performance, such loans may be transferred from nonperforming status to accrual status.

    The Company offers two types of leases to customers: 1) direct financing leases where the assets leased are acquired without additional financing from other sources, and 2) leveraged leases where a substantial portion of the financing is provided by debt with no recourse to the Company. Direct financing leases are carried net of unearned income, unamortized nonrefundable fees and related direct costs associated with the origination or purchase of leases. Leveraged leases are carried net of nonrecourse debt and unamortized investment tax credits.

  ALLOWANCE FOR CREDIT LOSSES

    The Company's allowance for credit losses is maintained at a level considered by management to be adequate to absorb estimated losses inherent in the existing portfolio, including commitments under commercial and standby letters of credit and guarantees. The allowance for credit losses is increased by the

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
        OPERATIONS (CONTINUED)
provision for credit losses, which is charged against current period operating results and decreased by the amount of net loan charge-offs during the period. Losses are fully or partially charged against the allowance for credit losses when, in management's judgment, the uncollectible portion of a loan's principal balance is determined.

    In evaluating the adequacy of the allowance for credit losses, management estimates the amount of the potential risk of loss for each loan that has been identified as having more than standard credit risk. Those estimates give consideration to economic conditions and their effects on the borrower's industry, financial and management abilities and to current valuations of collateral where appropriate. An estimate for potential credit loss content is calculated for all loans not so identified based upon the risk characteristics of particular categories of loans and historical loss experience in the portfolio, adjusted, as appropriate, for the estimated effects of current economic conditions. Further consideration for the allocation is based on credit risk concentrations in the portfolio and commitments and contingent obligations under off-balance sheet commercial and standby letters of credit. For analytical purposes, management attributes portions of the allowance for credit losses to individual loans or groups of loans. However, the allowance for credit losses is available to absorb all credit losses that arise from the loan and lease portfolio and is not segregated for, or allocated to, any particular loan or group of loans. Although management believes that the allowance for possible credit losses is adequate, future provisions will be subject to continuing evaluation of inherent risk in the loan portfolio and other credit exposures.

    A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impaired loans are carried at the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or at the fair value of the collateral if less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount). An impairment is recognized by adjusting an allocation of the existing allowance for credit losses.

  OTHER REAL ESTATE OWNED ("OREO")

    At the time collateral from a loan is foreclosed upon, the collateral is transferred from loans to OREO at the lesser of the loan's unpaid principal balance or its fair value as established by a current appraisal, adjusted for disposition costs. Any writedown at the date of transfer is charged to the allowance for credit losses. On an ongoing basis, OREO book values are reviewed and any decline in value is recognized as foreclosed asset expense in the current period. The net operating results from these assets are included in the current period as noninterest expense. The book value of OREO assets is included in Other Assets in the Consolidated Financial Statements.

  PREMISES AND EQUIPMENT

    Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of each asset. Lives of premises range from ten to forty years; lives of furniture and equipment range from three to eight years. Leasehold improvements are amortized over the term of the respective lease or the estimated useful life of ten years, whichever is shorter.

  GOODWILL AND OTHER ASSETS

    The excess of purchase price over the fair value of net assets of acquired companies is classified as goodwill and reported as intangible assets. Goodwill is amortized using the straight-line method, generally over 15 years.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
  DERIVATIVE INSTRUMENTS HELD FOR TRADING OR CUSTOMER ACCOMMODATION

    The Company is party to a variety of derivative transactions, including foreign exchange forward contracts, currency and interest rate swap contracts, and interest rate cap and floor agreements. These contracts are entered into for trading purposes or as a service to customers. Derivatives held for trading or customer accommodation are designated as such when acquired based on management's intent.

    Derivatives held or issued for trading or customer accommodation are carried at fair value, with realized and unrealized changes in fair values on contracts included in noninterest income in the period in which the changes occur. Unrealized gains and losses are reported gross and included in other assets and other liabilities. Cash flows are reported net as operating activities.

 DERIVATIVE INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING

    The Company is party to a variety of derivative transactions, including foreign exchange forward contracts, currency and interest rate swap contracts, and interest rate cap and floor agreements. These contracts are entered into as a means of reducing the Company's interest rate or foreign exchange risk and are designated as such when acquired based on management's intent. The Company monitors the results of each transaction to insure that management's intent is satisfied. The Company does not use derivatives to hedge anticipated transactions.

    Gains and losses on foreign exchange forward contracts and on the related asset and liability are deferred and amortized over the life of the hedged transaction as interest income or interest expense.

    Net interest settlements on interest rate swap, cap and floor agreements are recognized on an accrual basis as interest income or expense of the related asset or liability over the lives of the agreements. Premiums paid or received for interest rate caps and floors are amortized either to interest income or to expense of the related asset or liability over the lives of the agreements. If an agreement is terminated early, any resulting gain or loss is deferred and amortized as interest income or expense of the related asset or liability over the remaining life of the original agreement. Unamortized premiums paid are included in other assets. Unamortized premiums received are included in other liabilities. Net settlement amounts are reported gross as other assets and other liabilities. Cash flows are reported net as operating activities.

  INCOME TAXES

    The Company files consolidated federal and combined state income tax returns. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of the net deferred tax liability or asset gives current recognition to changes in the tax laws.

  NET INCOME PER COMMON SHARE

    Primary and fully diluted earnings per share are computed based on net income after preferred dividends and parent direct interest and are based on the weighted average number of common shares and equivalent common shares outstanding during the period. Both stock options and restricted stock (see Note
13) are common stock equivalents. For the years presented, stock options and restricted stock did not have a dilutive effect and are not included in the Company's earnings per share calculation.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
  EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS

    The Company provides a variety of benefit and incentive compensation plans for eligible employees and retirees. Provisions for the costs of these employee benefit and incentive plans and postretirement benefit plans are accrued and charged to expense when the benefit is earned.

  STOCK-BASED COMPENSATION

    The Company adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" on January 1, 1996. SFAS No. 123 establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation plans.

    As allowed under the provisions of SFAS No. 123, the Company has chosen to continue to recognize compensation expense using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price of the Company's stock at the date of grant exceeds the stock option exercise price.

    Compensation cost associated with the Company's Restricted Stock Program is measured based on the market price of the stock at the grant date and is expensed over the vesting period.

  NEW ACCOUNTING PRONOUNCEMENTS

    On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which addresses the accounting for the impairment of long-lived assets, such as premises, furniture and equipment, certain identifiable intangibles and goodwill related to those assets. Long-lived assets and certain identifiable intangibles are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the future cash flows expected from the use of the asset and its eventual disposition (undiscounted and without interest charges) is less than the carrying amount of the asset. The Statement also requires that long-lived assets and identifiable intangibles, except for assets of a discontinued operation held for disposal, be accounted for at the lower of cost or fair value less cost to sell. The Company has implemented SFAS No. 121 and, except for the effects of the writedown of certain assets and leases in connection with the recognition of merger and integration costs, has determined that the measurement of impairment loss is not material.

    In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. The Statement establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This statement is effective for transfers of assets and extinguishments of liabilities after December 31, 1996. In December 1996, the Financial Accounting Standards Board ("FASB") reconsidered certain provisions of SFAS No. 125 and issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" to defer for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and similar transactions. Earlier adoption or retroactive application of this statement with respect to any of its provisions is not permitted. Management believes that the effect of adoption on the Company's financial statements will not be material.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 2 -- MERGER; COMBINATION OF UNION BANK AND SUBSIDIARIES AND BANCAL TRI-STATE CORPORATION AND SUBSIDIARIES
    As discussed in Note 1, the combination of Union Bank and BanCal Tri-State Corporation in a merger to form UnionBanCal Corporation and subsidiaries was completed on April 1, 1996, and was accounted for as a reorganization of entities under common control (similar to a pooling of interests). The merger was effected by the issuance of 18,134,027 shares of Union Bank common stock in exchange for all the outstanding common shares of BanCal Tri-State Corporation. All historical information has been restated as if the merger had been in effect for all periods presented.

    The following table presents certain financial data pertaining to the combination of Union Bank with BanCal Tri-State Corporation for periods prior to April 1, 1996. Certain reclassifications and restatements of historical data have been made to conform to consistent methods of accounting. The principal restatements include the results of conforming the date of adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to December 31, 1993, and the results of restating 1994 and 1993 to reflect adoption of SFAS 109, "Accounting for Income Taxes", effective January 1, 1993, with the recognition of certain deferred tax assets at that date as a cumulative effect of a change in accounting principle. The restatement for income taxes resulted in an increase in 1993 net income of $172 million which reflected the net effect of the accounting change and in 1994 a corresponding $172 million decrease in net income which reflected the increase in income tax expense of $172 million.

                                                                        THREE MONTHS
                                                                            ENDED             YEARS ENDED
                                                                          MARCH 31,           DECEMBER 31,
                                                                        -------------  --------------------------
(DOLLARS IN THOUSANDS)                                                      1996           1995          1994
----------------------------------------------------------------------  -------------  ------------  ------------
Net interest income and noninterest income:
  Union Bank..........................................................   $   284,291   $  1,079,882  $    938,448
  BanCal Tri-State Corporation........................................       114,250        457,770       416,606
                                                                        -------------  ------------  ------------
    UnionBanCal Corporation as restated...............................   $   398,541   $  1,537,652  $  1,355,054
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------
Net income:
  Union Bank..........................................................   $    60,529   $    207,341  $     63,253
  BanCal Tri-State Corporation........................................        22,737        105,601       233,919
  Adjustment for income tax restatement...............................       --             --           (171,823)
                                                                        -------------  ------------  ------------
    UnionBanCal Corporation as restated...............................   $    83,266   $    312,942  $    125,349
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------

    Merger and integration expenses of $117 million, as summarized in the following table, were incurred in 1996 in connection with the combination.

                                                     SEVERANCE,
                                                    RETENTION AND
                                                   OTHER EMPLOYEE   FACILITIES PROFESSIONAL
(DOLLARS IN THOUSANDS)                              RELATED COSTS     COSTS       FEES        OTHER      TOTAL
-------------------------------------------------  ---------------  ---------  -----------  ---------  ----------
Provision for merger and integration costs.......     $  39,960     $  53,628   $   8,225   $  15,651  $  117,464
Utilization for 1996:
  Cash...........................................        17,619         1,658       8,225      12,653      40,155
  Noncash........................................        --            20,931      --           2,034      22,965
                                                        -------     ---------  -----------  ---------  ----------
    Total utilization for 1996...................        17,619        22,589       8,225      14,687      63,120
                                                        -------     ---------  -----------  ---------  ----------
Liability balance, December 31, 1996.............     $  22,341     $  31,039   $  --       $     964  $   54,344
                                                        -------     ---------  -----------  ---------  ----------
                                                        -------     ---------  -----------  ---------  ----------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 2 -- MERGER; COMBINATION OF UNION BANK AND SUBSIDIARIES AND BANCAL TRI-STATE CORPORATION AND SUBSIDIARIES (CONTINUED)
    It is expected that additional merger-related expenses which do not qualify for current recognition will be incurred in the first quarter of 1997. These expenses will also be classified as merger and intergration expense when incurred.

NOTE 3 -- INVESTMENT SECURITIES
    The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities are presented below.

INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                                         DECEMBER 31,
                                     -------------------------------------------------------------------------------------
                                                           1996                                       1995
                                     ------------------------------------------------  -----------------------------------

                                                   GROSS        GROSS                                GROSS        GROSS
                                     AMORTIZED   UNREALIZED   UNREALIZED      FAIR     AMORTIZED   UNREALIZED   UNREALIZED
(DOLLARS IN THOUSANDS)                  COST       GAINS        LOSSES       VALUE        COST       GAINS        LOSSES
-----------------------------------  ----------  ----------   ----------   ----------  ----------  ----------   ----------
U.S. Treasury......................  $1,137,992   $ 4,993       $1,933     $1,141,052  $  981,392   $13,122       $   22
Other U.S. government..............     687,717     4,993          779        691,931     354,029    10,555        --
Mortgage-backed securities.........     193,531       400          274        193,657     448,581       590          998
State and municipal................     101,006    13,749        --           114,755     117,061    15,637        --
Equity securities..................      19,041     2,553        --            21,594      12,836     3,736           33
Foreign securities.................       1,136        72        --             1,208       3,872       193        --
                                     ----------  ----------   ----------   ----------  ----------  ----------   ----------
  Total investment securities
   available for sale..............  $2,140,423   $26,760       $2,986     $2,164,197  $1,917,771   $43,833       $1,053
                                     ----------  ----------   ----------   ----------  ----------  ----------   ----------
                                     ----------  ----------   ----------   ----------  ----------  ----------   ----------



                                        FAIR
(DOLLARS IN THOUSANDS)                 VALUE
-----------------------------------  ----------
U.S. Treasury......................  $  994,492
Other U.S. government..............     364,584
Mortgage-backed securities.........     448,173
State and municipal................     132,698
Equity securities..................      16,539
Foreign securities.................       4,065
                                     ----------
  Total investment securities
   available for sale..............  $1,960,551
                                     ----------
                                     ----------

INVESTMENT SECURITIES HELD TO MATURITY

                                                                      DECEMBER 31,
                           --------------------------------------------------------------------------------------------------
                                                 1996                                              1995
                           ------------------------------------------------  ------------------------------------------------

                                         GROSS        GROSS                                GROSS        GROSS
                           AMORTIZED   UNREALIZED   UNREALIZED      FAIR     AMORTIZED   UNREALIZED   UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)        COST       GAINS        LOSSES       VALUE        COST       GAINS        LOSSES       VALUE
-------------------------  ----------  ----------   ----------   ----------  ----------  ----------   ----------   ----------
U.S. Treasury............  $   50,109   $ 1,735       $--        $   51,844  $   51,125   $ 3,468       $--        $   54,593
Other U.S. government....     139,188     4,412        --           143,600     138,816     8,509        --           147,325
Mortgage-backed
 securities..............      41,985     2,019           68         43,936     124,375     2,511          105        126,781
State and municipal......      36,914       310        2,199         35,025      48,971       661        2,231         47,401
                           ----------  ----------   ----------   ----------  ----------  ----------   ----------   ----------
  Total investment
   securities held to
   maturity..............  $  268,196   $ 8,476       $2,267     $  274,405  $  363,287   $15,149       $2,336     $  376,100
                           ----------  ----------   ----------   ----------  ----------  ----------   ----------   ----------
                           ----------  ----------   ----------   ----------  ----------  ----------   ----------   ----------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 3 -- INVESTMENT SECURITIES (CONTINUED)
    The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                                                            DECEMBER 31, 1996
                                                                                        --------------------------
                                                                                         AMORTIZED        FAIR
(DOLLARS IN THOUSANDS)                                                                      COST         VALUE
--------------------------------------------------------------------------------------  ------------  ------------
Due in one year or less...............................................................  $    550,272  $    549,783
Due after one year through five years.................................................     1,505,950     1,515,625
Due after five years through ten years................................................        23,416        26,189
Due after ten years...................................................................        41,744        51,006
Equity securities.....................................................................        19,041        21,594
                                                                                        ------------  ------------
    Total investment securities available for sale....................................  $  2,140,423  $  2,164,197
                                                                                        ------------  ------------
                                                                                        ------------  ------------

INVESTMENT SECURITIES HELD TO MATURITY

                                                                                            DECEMBER 31, 1996
                                                                                        --------------------------
                                                                                         AMORTIZED        FAIR
(DOLLARS IN THOUSANDS)                                                                      COST         VALUE
--------------------------------------------------------------------------------------  ------------  ------------
Due in one year or less...............................................................  $     77,370  $     78,264
Due after one year through five years.................................................       175,199       182,713
Due after five years through ten years................................................         2,116         2,056
Due after ten years...................................................................        13,511        11,372
                                                                                        ------------  ------------
    Total investment securities held to maturity......................................  $    268,196  $    274,405
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    During the year ended December 31, 1996, there were no sales or transfers from the investment securities held to maturity portfolio and proceeds from sales of investment securities available for sale were $20 million with gross realized gains of $3 million and no gross realized losses. In 1995, proceeds from sales of investment securities available for sale were $241 million with gross realized gains of $2 million and gross realized losses of $3 million in 1995. In 1994, proceeds were $319 million with gross realized gains of $2 million and from realized losses of $5 million.

    During the quarter ended December 31, 1995, in accordance with guidance issued by the FASB, the Company reclassified from investment securities held to maturity to investment securities available for sale, approximately $285 million amortized cost of U.S. Treasury Notes (fair value $285 million) and $64 million amortized cost of municipal bonds (fair value $72 million).

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 4 -- LOANS AND ALLOWANCE FOR CREDIT LOSSES

    A summary of loans net of unearned interest and fees of $150 million and $160 million at December 31, 1996 and 1995, respectively, is as follows:

                                                                                   DECEMBER 31,
                                                                           ----------------------------
(DOLLARS IN THOUSANDS)                                                         1996           1995
-------------------------------------------------------------------------  -------------  -------------
Domestic:
  Commercial, financial and industrial...................................  $   9,492,255  $   9,679,600
  Construction...........................................................        357,817        370,091
  Mortgage:
    Residential..........................................................      2,960,908      2,642,257
    Commercial...........................................................      2,597,616      2,143,231
                                                                           -------------  -------------
      Total mortgage.....................................................      5,558,524      4,785,488
  Consumer:
    Installment..........................................................      2,063,434      1,811,696
    Home equity..........................................................      1,113,269      1,222,356
    Credit card and other lines of credit................................        303,235        308,944
                                                                           -------------  -------------
      Total consumer.....................................................      3,479,938      3,342,996
  Lease financing........................................................        800,048        845,170
                                                                           -------------  -------------
      Total loans in domestic offices....................................     19,688,582     19,023,345
Loans originated in foreign branches.....................................      1,209,523      1,202,744
                                                                           -------------  -------------
      Total loans........................................................  $  20,898,105  $  20,226,089
                                                                           -------------  -------------
                                                                           -------------  -------------

    Changes in the allowance for credit losses were as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------
(DOLLARS IN THOUSANDS)                                              1996         1995         1994
---------------------------------------------------------------  -----------  -----------  -----------
Balance, beginning of year.....................................  $   555,149  $   563,142  $   692,584
Loans charged off..............................................     (119,227)    (133,646)    (273,817)
Loan loss recoveries...........................................       48,024       72,403       71,375
                                                                 -----------  -----------  -----------
    Total net loans charged off................................      (71,203)     (61,243)    (202,442)
Provision for credit losses....................................       40,000       53,250       73,000
                                                                 -----------  -----------  -----------
Balance, end of year...........................................  $   523,946  $   555,149  $   563,142
                                                                 -----------  -----------  -----------
                                                                 -----------  -----------  -----------

    Nonaccrual loans totaled $128 million and $208 million at December 31, 1996 and 1995, respectively. A significant portion of these loans were real estate related. There were no renegotiated loans at December 31, 1996 and at December 31, 1995, there were $2 million in renegotiated loans.

    Interest foregone on loans designated as nonaccrual at December 31, 1996, 1995 and 1994 was $9 million, $18 million and $32 million, respectively.

  LOAN IMPAIRMENT

    Impaired loans of the Company include commercial, financial and industrial, construction and commercial mortgage loans designated as nonaccrual. When the value of an impaired loan is less than the recorded investment in the loan, a portion of the Company's allowance for credit loss is allocated as an impairment allowance.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 4 -- LOANS AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)
    Effective January 1, 1995, the Company's policy for recognition of interest income and loans charged off and application of payments on impaired loans is the same as the policy applied to nonaccrual loans. During the years ended December 31, 1996 and 1995, the average recorded investment in impaired loans was $145 million and $278 million, respectively. Interest income recognized on impaired loans on a cash basis was $5 million and $10 million, respectively.

    A summary of the recorded loan balance and related impairment allowance for impaired loans is shown below.

                                                                                   DECEMBER 31,
                                                                 ------------------------------------------------
                                                                          1996                     1995
                                                                 -----------------------  -----------------------
                                                                  RECORDED                 RECORDED
                                                                    LOAN     IMPAIRMENT      LOAN     IMPAIRMENT
(DOLLARS IN THOUSANDS)                                            BALANCE     ALLOWANCE    BALANCE     ALLOWANCE
---------------------------------------------------------------  ----------  -----------  ----------  -----------
Loans evaluated for impairment:
  Requiring an impairment allowance:
    Commercial, financial and industrial.......................  $   28,221   $  14,818   $   38,955   $  11,782
    Construction...............................................         678         206       --          --
    Mortgage:
      Commercial...............................................      40,987       6,236       19,629       4,055
                                                                 ----------  -----------  ----------  -----------
        Total evaluated loans requiring an impairment
         allowance.............................................      69,886   $  21,260       58,584   $  15,837
                                                                 ----------  -----------  ----------  -----------
                                                                             -----------              -----------
  Not requiring an impairment allowance: (1)
    Commercial, financial and industrial.......................      23,706                   32,999
    Construction...............................................       8,652                   49,447
    Mortgage:
      Residential..............................................      --                        4,280
      Commercial...............................................      11,604                   27,885
                                                                 ----------               ----------
        Total evaluated loans not requiring an impairment
         allowance.............................................      43,962                  114,611
                                                                 ----------               ----------
        Total impaired loans (2)...............................  $  113,848               $  173,195
                                                                 ----------               ----------
                                                                 ----------               ----------

------------
(1) These loans do not require an impairment allowance since the value of the impaired loan collateral equals or exceeds the recorded loan balance.

(2) This amount was evaluated for impairment using two measurement methods as follows: $52 million and $72 million was evaluated using the present value of the expected future cash flows at December 31, 1996 and 1995, respectively; and $62 million and $101 million was evaluated using the fair value of the collateral at December 31, 1996 and 1995, respectively.

  RELATED PARTY LOANS

    The Company in some cases makes related party loans to its directors, executive officers and their affiliated companies. At December 31, 1996, related party loans outstanding to individuals who served as directors or executive officers at anytime during the year totaled $79 million as compared to $34 million at December 31, 1995. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing at the date these loans were made. During 1996 and 1995, there were no loans to related parties which were charged off. Additionally, at December 31, 1996 and 1995, there were no loans to related parties which were nonperforming.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 5 -- PREMISES AND EQUIPMENT
    Premises and equipment are carried at cost, less accumulated depreciation. As of December 31, 1996 and 1995, the amounts were:

                                                                            DECEMBER 31,
                                      ----------------------------------------------------------------------------------------
                                                         1996                                         1995
                                      -------------------------------------------  -------------------------------------------
                                                      ACCUMULATED                                  ACCUMULATED
                                                   DEPRECIATION AND    NET BOOK                 DEPRECIATION AND    NET BOOK
(DOLLARS IN THOUSANDS)                   COST        AMORTIZATION        VALUE        COST        AMORTIZATION        VALUE
------------------------------------  -----------  -----------------  -----------  -----------  -----------------  -----------
Land................................  $    73,309    $    --          $    73,309  $    96,781    $    --          $    96,781
Premises............................      264,545           98,785        165,760      260,639           98,831        161,808
Leasehold improvements..............      124,065           75,264         48,801      124,796           77,170         47,626
Furniture, fixtures and equipment...      362,063          239,312        122,751      331,539          215,833        115,706
                                      -----------  -----------------  -----------  -----------  -----------------  -----------
  Total.............................  $   823,982    $     413,361    $   410,621  $   813,755    $     391,834    $   421,921
                                      -----------  -----------------  -----------  -----------  -----------------  -----------
                                      -----------  -----------------  -----------  -----------  -----------------  -----------

    Rental, depreciation and amortization expense were as follows:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
(DOLLARS IN THOUSANDS)                                                               1996       1995       1994
---------------------------------------------------------------------------------  ---------  ---------  ---------
Rental expense of premises.......................................................  $  66,189  $  53,493  $  61,931
Less: rental income..............................................................     11,904     11,050     10,352
                                                                                   ---------  ---------  ---------
  Net rental expense.............................................................  $  54,285  $  42,443  $  51,579
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Other rental expense, primarily for equipment....................................  $   3,081  $   3,892  $   3,828
Depreciation and amortization of premises and equipment..........................     51,821     49,036     46,805

    Future minimum operating lease payments follow.

(DOLLARS IN THOUSANDS)                                                                           DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------  -----------------
Years Ending December 31,
    1997.......................................................................................     $    43,737
    1998.......................................................................................          43,068
    1999.......................................................................................          41,147
    2000.......................................................................................          33,207
    2001.......................................................................................          29,594
    Later years................................................................................         139,691
                                                                                                       --------
Total minimum operating lease payments.........................................................     $   330,444
                                                                                                       --------
                                                                                                       --------
Minimum rental income due in the future under noncancellable subleases.........................     $    44,292
                                                                                                       --------
                                                                                                       --------

    A majority of the leases provide for the payment of taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions, escalation clauses and purchase options. There are no restrictions on paying dividends, incurring additional debt or negotiating additional leases under the terms of the present lease agreements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 6 -- EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS

  RETIREMENT PLANS

    Between April 1, 1996, and December 31, 1996, the Company maintained two retirement plans, one covering former Union Bank employees and the other covering former BanCal Tri-State Corporation employees. It is anticipated that the plan covering former BanCal Tri-State Corporation employees will be terminated, retroactive to January 1, 1997, and those employees will be covered by the remaining plan.

    The former Union Bank Retirement Plan (the "Plan") is a qualified retirement plan covering substantially all of the employees of the former Union Bank. The Plan is a noncontributory defined benefit plan which provides benefits upon retirement based on years of service and average compensation, as defined in the Plan. Annual contributions are based on an amount which satisfies federal funding standards. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future.

    Plan assets are invested in U.S. government securities, corporate bonds and commingled trust funds.

    The following sets forth the Plan's funded status and the amounts recognized in the Company's balance sheets at the dates indicated.

                                                                                      DECEMBER 31,
                                                                                ------------------------
(DOLLARS IN THOUSANDS)                                                             1996         1995
------------------------------------------------------------------------------  -----------  -----------
Accumulated benefit obligation:
  Actuarial present value of benefits for services rendered to date:
    Vested....................................................................  $  (241,188) $  (216,454)
    Non-vested................................................................      (27,821)     (25,479)
                                                                                -----------  -----------
      Total...................................................................  $  (269,009) $  (241,933)
                                                                                -----------  -----------
                                                                                -----------  -----------
Projected benefit obligation..................................................  $  (323,646) $  (292,931)

Fair value of plan assets.....................................................      381,194      332,412
                                                                                -----------  -----------
  Projected benefit obligation less than plan assets..........................       57,548       39,481
Prior service cost not yet recognized in net periodic pension cost............        5,165        7,273
Unrecognized net gain due to change of assumptions and experience different
 from assumptions made........................................................      (29,660)     (14,984)
Unrecognized transition asset at January 1, 1986, being recognized over 13.4
 years........................................................................         (359)        (508)
                                                                                -----------  -----------
      Prepaid pension costs included in other assets..........................  $    32,694  $    31,262
                                                                                -----------  -----------
                                                                                -----------  -----------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 6 -- EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
    The following items are components of the defined benefit pension expense.

                                                                           YEARS ENDED DECEMBER 31,
                                                                      ----------------------------------
(DOLLARS IN THOUSANDS)                                                   1996        1995        1994
--------------------------------------------------------------------  ----------  ----------  ----------
Service cost -- present value of benefits earned....................  $   12,651  $   10,516  $   11,252
Interest cost on projected benefit obligation.......................      22,043      19,637      17,987
Less return on assets:
  Actual (gain) loss................................................     (44,210)    (63,304)      4,459
  Gains (losses) in excess of expected return on assets.............      20,333      42,286     (23,903)
                                                                      ----------  ----------  ----------
    Expected return on assets.......................................     (23,877)    (21,018)    (19,444)
Amortization of prior service cost..................................       2,108       2,108       2,108
Amortization of transition asset....................................        (149)       (149)       (149)
                                                                      ----------  ----------  ----------
    Net pension expense.............................................  $   12,776  $   11,094  $   11,754
                                                                      ----------  ----------  ----------
                                                                      ----------  ----------  ----------

    Assumptions used in accounting were:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                -------------------------------
                                                                                  1996       1995       1994
                                                                                ---------  ---------  ---------
Discount rate (settlement rate)...............................................       7.50%      7.50%      8.25%
Rate of increase in salary levels.............................................       5.50       5.50       5.75
Expected return on assets.....................................................       8.25       8.25       8.00

    The former BanCal Tri-State Corporation retirement plan is a defined contribution plan. Company contributions are based upon employees' eligible compensation. Depending upon employee entitlements, the Company contributions range from 5 to 10 percent of an employee's eligible compensation. The Company's expense for pension contributions for the years ended December 31, 1996, 1995, and 1994 was $5 million, $6 million and $6 million, respectively.

  EXECUTIVE SUPPLEMENTAL BENEFIT PLANS

    The Company has Executive Supplemental Benefit Plans ("ESBP") which provide eligible employees with monthly benefits upon retirement. The plans are unfunded. The accrued liability for ESBP's included in other liabilities in the consolidated balance sheets was $14 million and $14 million at December 31, 1996 and 1995, respectively. The Company's expense relating to the ESBPs was $1 million for each of the years ended December 31, 1996, 1995 and 1994.

  SECTION 401 SAVINGS PLANS

    The Company has two qualified savings plans (one for former Union Bank employees and one for former BanCal Tri-State employees) authorized under
Section 401 of the Internal Revenue Code. The Company's combined matching contribution expense was $9 million in each of the years ended December 31, 1996, 1995 and 1994.

  OTHER POSTRETIREMENT BENEFITS

    The Company provides certain health care and life insurance benefits for its retired employees. The health care cost is shared between the Company and the retiree. The life insurance plan is noncontributory. The accounting for the health care plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's intent to maintain a level of cost-sharing at approximately 25 percent. Assets set aside to cover such obligations are primarily invested in mutual funds.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 6 -- EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT
         BENEFITS (CONTINUED)
    The following table sets forth the plan's combined funded status recognized.

                                                                                    DECEMBER 31,
                                                                             --------------------------
(DOLLARS IN THOUSANDS)                                                           1996          1995
---------------------------------------------------------------------------  ------------  ------------
Accumulated postretirement benefit obligation:
  Retirees.................................................................   $  (48,747)   $  (43,915)
  Fully eligible plan participants.........................................      (11,876)      (12,917)
  Other active plan participants...........................................      (19,651)      (20,055)
                                                                             ------------  ------------
    Accumulated postretirement obligation..................................      (80,274)      (76,887)
Fair value of plan assets..................................................       21,703        16,690
                                                                             ------------  ------------
  Accumulated postretirement obligation in excess of plan assets...........      (58,571)      (60,197)
Unrecognized net gain due to change in assumption and experience different
 from assumptions made.....................................................      (14,829)      (14,292)
Unrecognized transition obligation.........................................       63,800        67,788
                                                                             ------------  ------------
    Accrued postretirement benefit cost....................................   $   (9,600)   $   (6,701)
                                                                             ------------  ------------
                                                                             ------------  ------------

    The following table sets forth the components of postretirement benefit expense.

                                                                      YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
(DOLLARS IN THOUSANDS)                                            1996          1995          1994
------------------------------------------------------------  ------------  ------------  ------------
Service cost................................................   $    1,741    $    1,792    $    1,974
Interest cost...............................................        5,581         6,091         5,394
Actual return on plan assets................................       (2,590)       (3,337)          185
Net amortization and deferral...............................        4,397         5,559         2,394
                                                              ------------  ------------  ------------
  Net periodic postretirement benefit cost..................   $    9,129    $   10,105    $    9,947
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------
Postretirement benefit claims paid for the year.............   $    3,808    $    5,309    $    4,129
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------

    The unrecognized transition obligation recorded on January 1, 1993, is being amortized over 20 years.

    For 1996, the Company assumed a 9 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan and a 4 percent annual rate of increase was assumed for the health maintenance organization ("HMO") plan. For future periods the assumed rate for the indemnity plan gradually decreased from 9 percent to 5.5 percent in 2007 and remained level thereafter. The assumed rate of increase on the HMO plan increased to 7 percent in 1997 and then gradually decreased to 5.5 percent in the year 2007 and thereafter.

    The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by $9 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost of the year then ended by $1 million.

    For 1995, the former Union Bank assumed a 9 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan and a 4 percent annual rate of increase was assumed for the HMO plan. For future periods the assumed rate for the indemnity plan gradually decreased from 9

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 6 -- EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
percent to 5.5 percent in 2007 and remained level thereafter. The assumed rate of change on the HMO plan increased for the remainder of the decade, then gradually decreased to 5.5 percent in the year 2007 and thereafter.

    For 1995, former BanCal Tri-State Corporation assumed an 11.5 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan. For future periods the assumed rate for the indemnity plan gradually decreased from 11.5 percent to 5.5 percent in 2003 and remained level thereafter.

    For 1994, former Union Bank assumed a 9 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan. No increase was assumed for the HMO plan. The annual rate of increase for both plans were assumed to decrease gradually to 5.5 percent by 2008 and remain level thereafter. For the former BanCal Tri-State Corporation, the assumed rate of future increases in the health care cost trend rate was 12.25 percent for 1994, gradually decreasing to 6.5 percent for the year 2003 and remaining level thereafter.

    The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50 percent as of December 31, 1996 and 1995. At December 31, 1994, the discount rate was 9.00 percent for BanCal Tri-State and 8.25 percent for Union Bank. The estimated rate of return on plan assets was
8.00 percent, 8.00 percent, and 8.25 percent as of December 31, 1996, 1995, and 1994, respectively.

NOTE 7 -- INCOME TAXES
    The components of income tax expense were as follows:

                                                                          YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------
(DOLLARS IN THOUSANDS)                                                  1996        1995        1994
-------------------------------------------------------------------  ----------  ----------  ----------
Taxes currently payable:
  Federal..........................................................  $   86,159  $   96,732  $   36,760
  State............................................................      23,180      42,356      18,935
  Foreign..........................................................       2,895       3,430       1,671
                                                                     ----------  ----------  ----------
    Total currently payable........................................     112,234     142,518      57,366
                                                                     ----------  ----------  ----------
Taxes deferred:
  Federal..........................................................      47,575      34,839      70,779
  State............................................................       3,455      16,005      (7,659)
  Foreign..........................................................        (372)         (3)       (130)
                                                                     ----------  ----------  ----------
    Total deferred.................................................      50,658      50,841      62,990
                                                                     ----------  ----------  ----------
    Total income tax expense.......................................  $  162,892  $  193,359  $  120,356
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 7 -- INCOME TAXES (CONTINUED)
    The components of the net deferred tax balances of the Company were as follows:

                                                                                       DECEMBER 31,
                                                                                  ----------------------
(DOLLARS IN THOUSANDS)                                                               1996        1995
--------------------------------------------------------------------------------  ----------  ----------
Deferred Tax Assets:
  Allowance for credit losses...................................................  $  195,128  $  220,153
  Alternative minimum tax.......................................................      --          41,896
  Accrued income & expense......................................................      31,964      40,194
  Accrued merger expense........................................................      22,051      --
  Deferred state taxes..........................................................      13,572       8,544
  Other.........................................................................       2,567       3,144
                                                                                  ----------  ----------
    Total deferred tax assets...................................................     265,282     313,931
                                                                                  ----------  ----------
Deferred Tax Liabilities:
  Leasing.......................................................................     276,922     271,473
  Depreciation..................................................................      13,809      14,977
  Unrealized gain on securities available for sale..............................       9,711      18,200
  Other.........................................................................      --           3,138
                                                                                  ----------  ----------
    Total deferred tax liabilities..............................................     300,442     307,788
                                                                                  ----------  ----------
      Net deferred tax liability (asset)........................................  $   35,160  $   (6,143)
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    The following table is an analysis of the effective tax rate.

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                              1996  1995  1994
                                                              ---   ---   ---
Federal income tax rate.....................................  35%   35%   35%
Net tax effects of:
  State income taxes, net of federal income tax benefit.....   4     5    15
  Tax-exempt interest income................................  (1)   (1)   (3)
  Amortization of intangibles...............................   1     1     2
  Other.....................................................   1    (2)   --
                                                              ---   ---   ---
    Effective tax rate......................................  40%   38%   49%
                                                              ---   ---   ---
                                                              ---   ---   ---

    The Company has a tax indemnification agreement with Standard Chartered PLC in connection with its acquisition of the former Union Bank in 1988. Certain amounts have been paid to federal and state taxing authorities in settlement of tax issues in years covered by the agreement and, accordingly, receivables from Standard Chartered PLC have been recorded. Management believes that all such receivables are fully collectible.

    Federal and state tax returns for several years are under or subject to examination by the respective taxing authorities. Although the ultimate outcome of such examinations cannot be determined at this time, management believes that the resolution of issues that have been or may be raised will not have a material adverse effect on the Company's financial position or results of operations.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 8 -- DEPOSITS
    At December 31, 1996, the Company had $148 million in domestic time deposits exceeding $100,000 with a remaining term of greater than one year. Maturity information for those deposits is summarized below.

(DOLLARS IN THOUSANDS)                                                                 DECEMBER 31, 1996
-------------------------------------------------------------------------------------  -----------------
Due after one year through two years.................................................     $    54,450
Due after two years through three years..............................................          51,173
Due after three years through four years.............................................          17,880
Due after four years through five years..............................................          22,274
Due after five years.................................................................           2,351
                                                                                             --------
    Total............................................................................     $   148,128
                                                                                             --------
                                                                                             --------

    Substantially all of the foreign deposits exceeding $100,000 mature in less than one year.

NOTE 9 -- BORROWED FUNDS
    The following is a summary of the major categories of borrowed funds, all of which mature within one year.

                                                                                     DECEMBER 31,
                                                                              --------------------------
(DOLLARS IN THOUSANDS)                                                            1996          1995
----------------------------------------------------------------------------  ------------  ------------
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 5.09% and 4.96% at December 31, 1996 and
 1995, respectively.........................................................  $  1,322,654  $  1,195,058
Commercial paper, with weighted average interest rates of 5.34% and 5.75% at
 December 31, 1996 and 1995, respectively...................................     1,495,463     1,389,870
Other borrowed funds, with weighted average interest rates of 5.59% and
 5.77% at December 31, 1996 and 1995, respectively..........................       758,251     1,065,058
                                                                              ------------  ------------
    Total borrowed funds....................................................  $  3,576,368  $  3,649,986
                                                                              ------------  ------------
                                                                              ------------  ------------

Federal funds purchased and securities sold under repurchase agreements:
  Maximum outstanding at any month end.......................  $1,322,654 $1,517,999
  Average balance during the year............................    933,433  1,384,762
  Weighted average interest rate during the year.............       5.05%      5.70%
Commercial paper:
  Maximum outstanding at any month end.......................  $1,854,576 $1,591,712
  Average balance during the year............................  1,620,087  1,448,739
  Weighted average interest rate during the year.............       5.40%      5.98%
Other borrowed funds:
  Maximum outstanding at any month end.......................  $1,697,777 $1,320,030
  Average balance during the year............................  1,119,051    731,759
  Weighted average interest rate during the year.............       5.59%      5.82%

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 10 -- SUBORDINATED CAPITAL NOTES
    The following is a summary of capital notes which are subordinated to other obligations of the Company.

                                                                                       DECEMBER 31,
                                                                                  ----------------------
(DOLLARS IN THOUSANDS)                                                               1996        1995
--------------------------------------------------------------------------------  ----------  ----------
Fixed rate and floating rate notes due October 1996 to October 1997, with
 $23,000 bearing interest at fixed rates of 10.05% to 10.14% and notes totaling
 $11,000 bearing interest at 0.375% above the 3-month London InterBank Offered
 Rate (LIBOR)...................................................................  $   34,000  $   67,000
Floating rate notes due September 1996. These notes bear interest at 0.25% above
 LIBOR and are payable to The Bank of Tokyo-Mitsubishi, Ltd.....................      --          20,000
Floating rate notes due July 1997 and July 1998. These notes bear interest at
 0.25% above LIBOR and are payable to The Bank of Tokyo-Mitsubishi, Ltd.........     100,000     150,000
8.00% fixed rate notes due February 2002. The notes may be called at par on or after February 25, 1997. Beginning February 25, 1997, the notes will bear
 interest at 1.25% above 6-month LIBOR(1).......................................     100,000     100,000
Floating rate notes due July 2000. These notes bear interest at 0.30% above
 3-month LIBOR..................................................................      98,000      98,000
7.35% notes due February 2001. These notes are redeemable at the Company's
 option at par..................................................................      --          16,369
6.67% fixed rate notes due August 2002. The notes may be called at par on or after August 20, 1997. Beginning August 20, 1997, the notes will bear interest
 at 1.50% above 6-month LIBOR...................................................      50,000      50,000
                                                                                  ----------  ----------
    Total subordinated capital notes............................................  $  382,000  $  501,369
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    All of the above notes qualify as Tier 2 risk-based capital under the Federal Reserve guidelines for assessing regulatory capital. For the total risk-based capital ratio, the amount of notes which qualify as capital is reduced as the notes approach maturity. At December 31, 1996 and 1995, $219 million and $274 million, respectively, of the notes qualified as capital for the total risk-based capital ratio.

    Provisions of several of the notes restrict the use of the Company's property as security for borrowings, and place limitations on leases, indebtedness, distributions to shareholders, mergers, sale of certain assets, transactions with affiliates and changes in majority stock ownership of the Company.

    The following table presents the maturities of subordinated capital notes.

(DOLLARS IN THOUSANDS)                                                       DECEMBER 31, 1996
---------------------------------------------------------------------------  -----------------
Years ending December 31,
  1997.....................................................................     $   184,000(1)
  1998.....................................................................          50,000
  2000.....................................................................          98,000
  Later years..............................................................          50,000
                                                                                   --------
    Total..................................................................     $   382,000
                                                                                   --------
                                                                                   --------

---------------
(1) During February 1997, management intends to call the 8% fixed rate notes due February 2002.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 11 -- PREFERRED STOCK
    At December 31, 1996 and 1995, the Company had outstanding 1,350,000 shares (or 5,400,000 depositary shares) of 8 3/8% Noncumulative Preferred Stock, Series A (the "Preferred Stock") totaling $135 million. Holders of the Preferred Stock are entitled to receive, when declared, noncumulative cash dividends payable quarterly at a rate of 8 3/8 percent per annum (see Note 16 for an additional discussion of dividends). On and after September 3, 1997, the Preferred Stock is redeemable at the option of the Company, at a redemption price of $100 per share of Preferred Stock (equivalent to $25 per depositary share), plus accrued and unpaid dividends thereon from the immediately preceding dividend payment date to the date fixed for redemption.

NOTE 12 -- DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

    The Company has a dividend reinvestment and stock purchase plan for shareholders. The plan allows shareholders to automatically reinvest all or part of their dividends in additional shares of the Company's common stock at a cost of 5 percent below the market price. Participating shareholders also have the option of purchasing additional shares at the full market price with cash payments of $25 to $3,000 per quarter. The Company obtains shares required for reinvestment through open market purchases or by the issuance of new shares from its authorized but unissued stock. As a result of this plan, during 1996, 1995 and 1994, 23,902 shares, 620,678 shares and 617,997 shares, respectively, were distributed under this plan. During 1994, BTM participated in the plan and reinvested all of its dividends. BTM discontinued its participation after the quarter ended March 31, 1995, and did not participate in the plan as of December 31, 1996.

NOTE 13 -- MANAGEMENT STOCK PLAN
    The Company has a management stock plan (the "Plan") which has 1,200,000 shares of the Company's common stock authorized to be awarded to key employees of the Company and its subsidiaries at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the "Committee"). Pursuant to the Plan, the Committee established the Restricted Stock Program and the Stock Option Program. Committee members, members of the Board who are not full-time employees, and employees on rotational assignment from BTM are not eligible for stock awards. The combined number of shares that are granted under the Restricted Stock Program and the Stock Option Program cannot exceed 1,200,000 shares of the Company's common stock.

    The Committee determines the term of each stock option up to a maximum of ten years from the date of grant. The exercise price of the options issued under the Stock Option Program shall not be less than the fair market value on the date the option is granted. Unvested restricted stock issued under the Restricted Stock Program is shown as a reduction to retained earnings. The value of the restricted shares at date of grant is amortized to compensation expense over its vesting period. All cancelled or forfeited options and restricted stock become available for future grants.

    In 1996, 1995 and 1994, the Company granted options to various key employees, including principal officers, under the Stock Option Program. The stock options vest pro rata on each anniversary of the grant date and become fully exercisable three years from the grant date, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies or retires under certain grant, age, and service conditions.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 13 -- MANAGEMENT STOCK PLAN (CONTINUED)
    The following is a summary of transactions under the Stock Option Program.

                                                           YEARS ENDED DECEMBER 31,
                        ----------------------------------------------------------------------------------------------
                                     1996                            1995                            1994
                        ------------------------------  ------------------------------  ------------------------------
                         NUMBER OF   WEIGHTED-AVERAGE    NUMBER OF   WEIGHTED-AVERAGE    NUMBER OF   WEIGHTED-AVERAGE
                          SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                        -----------  -----------------  -----------  -----------------  -----------  -----------------
Options outstanding,
 beginning of year....     360,702       $   31.25         246,834       $   29.82         159,834       $   31.16
  Granted.............      92,400           54.88         129,700           33.75          95,000           26.75
  Exercised...........     (26,832)          32.06         (15,832)          29.49          (8,000)          20.00
  Forfeited...........      (5,001)         --              --              --              --              --
                        -----------                     -----------                     -----------
Options outstanding,
 end of year..........     421,269       $   36.38         360,702       $   31.25         246,834       $   29.82
                        -----------                     -----------                     -----------
                        -----------                     -----------                     -----------
Options exercisable,
 end of year..........     228,715       $   31.15         135,822       $   29.34          88,165       $   27.12
                        -----------                     -----------                     -----------
                        -----------                     -----------                     -----------

    The weighted-average fair value of options granted was $18.01 during 1996 and $9.38 during 1995.

    The following table summarizes information about stock options outstanding.

                            OPTIONS OUTSTANDING AT 12/31/96               OPTIONS EXERCISABLE AT
                    ------------------------------------------------             12/31/96
                                 WEIGHTED-AVERAGE                     ------------------------------
     RANGE OF         NUMBER        REMAINING      WEIGHTED-AVERAGE     NUMBER     WEIGHTED-AVERAGE
 EXERCISE PRICES    OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
------------------  -----------  ----------------  -----------------  -----------  -----------------
      $20.00            38,834          3.9 year       $   20.00          38,834       $   20.00
   26.25 - 26.75        91,335          6.4                26.71          64,663           26.69
       27.25             1,000          6.6                27.25           1,000           27.25
       33.75           122,700          7.7                33.75          46,218           33.75
   38.25 - 38.50        75,000          5.7                38.27          75,000           38.27
       54.88            92,400          9.0                54.88           3,000           54.88
                    -----------                                       -----------
                       421,269                                           228,715
                    -----------                                       -----------
                    -----------                                       -----------

    In 1996 and 1995, the Company also granted 44,480 shares and 77,070 shares, respectively, of restricted stock to key officers, including executive officers, under the Restricted Stock Program. The awards of restricted stock vest pro rata on each anniversary of the grant date and become fully vested four years from the grant date, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies or is permanently and totally disabled, or retires under certain grant, age, and service conditions. Program participants have the right to vote their restricted shares and receive dividends.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 13 -- MANAGEMENT STOCK PLAN (CONTINUED)
    The following is a summary of the transactions under the Restricted Stock Program.

                                                            YEARS ENDED DECEMBER 31,
                         ----------------------------------------------------------------------------------------------
                                      1996                            1995                            1994
                         ------------------------------  ------------------------------  ------------------------------
                                      WEIGHTED-AVERAGE                WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                          NUMBER OF      GRANT DATE       NUMBER OF      GRANT DATE       NUMBER OF      GRANT DATE
                           SHARES        FAIR VALUE        SHARES        FAIR VALUE        SHARES        FAIR VALUE
                         -----------  -----------------  -----------  -----------------  -----------  -----------------
Restricted stock awards
 outstanding, beginning
 of year...............     348,317       $   26.96         272,536       $   24.74         213,937       $   24.18
  Granted..............      44,480           54.88          77,070           34.84          61,200           26.72
  Cancelled............      (3,857)          32.33          (1,289)          29.15          (2,601)          25.42
                         -----------                     -----------                     -----------
Restricted stock awards
 outstanding, end of
 year..................     388,940       $   30.12         348,317       $   26.96         272,536       $   24.74
                         -----------                     -----------                     -----------
                         -----------                     -----------                     -----------
Restricted stock awards
 vested, end of year...     254,890       $   25.06         189,483       $   23.43         122,707       $   22.52
                         -----------                     -----------                     -----------
                         -----------                     -----------                     -----------

    At December 31, 1996 and 1995, 319,461 shares and 447,483 shares, respectively, were available for future grants as either stock options or restricted stock under the Plan.

    The Company follows the intrinsic value based method in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have decreased to the pro forma amounts indicated in the following table. As 1996 is the initial phase-in period for applying this Statement, the pro forma results indicated are not necessarily representative of the effects on pro forma disclosures of net income for future periods as they exclude options that were granted prior to January 1, 1995, with vesting periods in 1995 and later.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                               1996        1995
---------------------------------------------------------------------------------------  ----------  ----------
Net income.............................................................     As reported  $  249,458  $  312,942
                                                                              Pro forma     248,874     312,691
Net income applicable to common stock..................................     As reported  $  225,080  $  284,195
                                                                              Pro forma     224,496     283,944
Net income per average common share....................................     As reported  $     4.11  $     5.21
                                                                              Pro forma        4.10        5.21

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made in 1996 and 1995: risk-free interest rates of 6.3% in 1996 and 7.1% in 1995; expected volatility of 28% in 1996 and 28% in 1995; expected lives of 7 years for both years and expected dividend yields of 2.6% in 1996 and 4.2% in 1995.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS
    The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. All of the fair values presented below have been made under this definition of fair value unless otherwise disclosed.

    It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 1996 and 1995, as more fully described below. It should be noted that the operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of an institution's inherent value is its capitalization and franchise value. Neither of these components have been given consideration in the presentation of fair values which follow.

    The table below presents the carrying value and fair value of the specified assets and liabilities held by the Company.

                                                                             DECEMBER 31,
                                                     ------------------------------------------------------------
                                                                 1996                           1995
                                                     -----------------------------  -----------------------------

(DOLLARS IN THOUSANDS)                               CARRYING VALUE   FAIR VALUE    CARRYING VALUE   FAIR VALUE
---------------------------------------------------  --------------  -------------  --------------  -------------
ASSETS
Cash and cash equivalents..........................   $  3,937,697   $   3,937,697   $  3,352,423   $   3,352,423
Trading account securities.........................        617,464         617,464        322,283         322,283
Investment securities available for sale...........      2,164,197       2,164,197      1,960,551       1,960,551
Investment securities held to maturity.............        268,196         274,405        363,287         376,100
Loans..............................................     20,898,105      20,651,969     20,226,089      19,878,459
Less: Allowance for loan losses....................        523,946              --        555,149              --
                                                     --------------  -------------  --------------  -------------
  Net loans........................................     20,374,159      20,651,969     19,670,940      19,878,459

LIABILITIES
Deposits:
  Noninterest bearing..............................      7,655,109       7,655,109      7,379,399       7,379,399
  Interest bearing.................................     13,877,851      13,885,504     12,275,644      12,290,962
                                                     --------------  -------------  --------------  -------------
    Total deposits.................................     21,532,960      21,540,613     19,655,043      19,670,361
Borrowed funds.....................................      3,576,368       3,576,665      3,649,986       3,650,191
Subordinated capital notes.........................        382,000         388,388        501,369         517,166

    The Company is also a party to financial instruments that are not reflected on the balance sheet but represent obligations of the Company in the normal course of business. For information regarding the fair value of off-balance sheet financial instruments, see Note 15.

    The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value.

    CASH AND CASH EQUIVALENTS: The book value of cash and cash equivalents is considered a reasonable estimate of fair value.

    INVESTMENTS AND TRADING ACCOUNT SECURITIES: Fair values of investments and trading account securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    LOANS: The fair value for performing fixed and non-reference rate loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities and where available, discount rates were based on current market rates.

    The fair value of performing loans tied to the Company's reference rate with normal credit risk is assumed to approximate their book value. The fair value for these floating rate loans with increasing credit risk was estimated by calculating their present value using a yield the Company would currently require for loans with similar terms to borrowers with similar credit quality.

    Loans which are on nonaccrual status were not included in the loan valuation methods discussed previously. The fair value of these assets was determined assuming these loans were sold on a liquidation basis based on the Company's understanding of similar nonrecourse sales transactions which have been entered into by financial institutions during 1996 and 1995.

    The fair value of performing mortgage loans was based on quoted market prices for loans with similar credit and interest rate risk characteristics.

    The fair value of performing credit card loans and credit lines is assumed to approximate their book value. The fair value was estimated for credit card loans and credit lines which were past due at December 31, 1996 and 1995, by segregating them according to their past due status and then discounting them based on the Company's historical probability of loss.

    DEMAND DEPOSITS: The fair value of demand deposits is the amount payable on demand at the reporting date. The fair value of the demand deposit intangible has not been estimated.

    OTHER INTEREST BEARING DEPOSITS: The fair value of savings accounts and certain money market accounts is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit was estimated using rates currently being offered on certificates with similar maturities.

    BORROWED FUNDS: The book values of federal funds purchased, securities sold under repurchase agreements and other short-term borrowings are assumed to approximate their fair value due to their limited duration characteristics. The fair value for commercial paper and term federal funds purchased was estimated using market quotes.

    SUBORDINATED CAPITAL NOTES: The fair value of fixed-rate subordinated capital notes was estimated using discounted cash flows based on market rates for A-rated bank borrowings. The book values for variable-rate subordinated capital notes are assumed to approximate fair market value.

NOTE 15 -- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    The Company is a party to certain derivative and other financial instruments that are not reflected on the balance sheet but represent obligations or assets of the Company in the normal course of business. These financial instruments are used for trading activities of the Company, to meet the needs of customers and to reduce the impact on the Company's operating results due to market fluctuations in currency or interest rates.

    These financial instruments involve, to varying degrees, elements of credit and market risk which are not recognized on the balance sheet. Credit risk is defined as the possibility that a loss may occur from the

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 15 -- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)
failure of another party to perform in accordance with the terms of the contract which exceeds the value of the existing collateral, if any. Market risk is the possibility that future changes in market conditions may make the financial instrument less valuable.

  DERIVATIVE INSTRUMENTS

    The fair value of the derivative financial instruments was calculated based on quoted market prices where available, or if quoted market prices were not available the Company used the estimated amount it would receive or pay to offset or terminate the agreements at December 31, 1996, based upon the terms of such contracts relative to prevailing interest rates.

  TRADING ACTIVITIES IN DERIVATIVE INSTRUMENTS

    The following table reflects the Company's positions relating to trading activities in derivative instruments. Trading activities include both activities for the Company's own account and for customers. At December 31, 1996 and 1995, the majority of the Company's derivative transactions for customers are hedged with essentially offsetting contracts with other counterparties. The average fair value of derivatives held or written for trading purposes during the year is not material. The notional amount of derivative instruments reflects the extent of the Company's involvement in these instruments. For interest rate swap, cap and floor agreements, notional amounts do not represent exposure to credit or market risk. Notional amounts are not exchanged, but serve as a point of reference for calculating payments.

    The following is a summary of derivative instruments held or written for trading purposes.

                                                                                    DECEMBER 31, 1996
                                                                ----------------------------------------------------------
                                                                           UNAMORTIZED
                                                                NOTIONAL   PREMIUM PAID                            FAIR
(DOLLARS IN THOUSANDS)                                           AMOUNTS    (RECEIVED)    GAINS (1)    LOSSES      VALUE
--------------------------------------------------------------  ---------  ------------  -----------  ---------  ---------
HELD OR WRITTEN FOR TRADING PURPOSES AND CUSTOMER
 ACCOMMODATIONS
Foreign exchange forward contracts:
  Commitments to purchase.....................................  $ 403,602   $   --        $   2,813   $  14,548  $ (11,735)
  Commitments to sell.........................................    530,923       --           18,958       4,199     14,759
Currency swap agreements:
  Commitments to pay..........................................     64,817       --            4,821       1,628      3,193
  Commitments to receive......................................     38,417       --            1,628          33      1,595
Interest rate cap agreements:
  Options purchased...........................................    994,605       --            1,858          21      1,837
  Options written.............................................    994,605       --               21       1,859     (1,838)
Interest rate floor agreements:
  Options purchased...........................................    147,250       --            1,149      --          1,149
  Options written.............................................    147,250       --           --           1,149     (1,149)
Interest rate swap agreements:
  Pay variable/receive variable...............................     10,000       --               28          27          1
  Pay fixed/receive variable..................................    788,165       --            1,064      18,656    (17,592)
  Pay variable/receive fixed..................................    788,165       --           19,623         949     18,674

---------------
(1) Fair value gains are representative of economic credit risk and reflect the replacement cost of those contracts in the event of nonperformance by counterparties.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 15 -- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

                                                                                   DECEMBER 31, 1995
                                                              ------------------------------------------------------------
                                                                          UNAMORTIZED
                                                               NOTIONAL   PREMIUM PAID
(DOLLARS IN THOUSANDS)                                         AMOUNTS     (RECEIVED)    GAINS (1)    LOSSES    FAIR VALUE
------------------------------------------------------------  ----------  ------------  -----------  ---------  ----------
HELD OR WRITTEN FOR TRADING PURPOSES AND CUSTOMER
 ACCOMMODATIONS
Foreign exchange forward contracts:
  Commitments to purchase...................................  $  341,351   $   --        $   1,051   $  22,681  $  (21,630)
  Commitments to sell.......................................     450,042       --           26,618       1,052      25,566
Currency swap agreements:
  Commitments to pay........................................      38,417       --            2,297       1,137       1,160
  Commitments to receive....................................      38,417       --            1,137       2,297      (1,160)
Interest rate cap agreements:
  Options purchased.........................................     880,428        5,131          750       4,324       1,557
  Options written...........................................     880,428       (5,129)       4,324         750      (1,555)
Interest rate floor agreements:
  Options purchased.........................................      98,250          110        2,302      --           2,412
  Options written...........................................      98,250         (123)      --           2,302      (2,425)
Interest rate swap agreements:
  Pay variable/receive variable.............................      68,000       --              195         195      --
  Pay fixed/receive variable................................     665,343       --              709      36,814     (36,105)
  Pay variable/receive fixed................................     665,343       --           36,813         709      36,104

---------------
(1) Fair value gains are representative of economic credit risk and reflect the replacement cost of those contracts in the event of nonperformance by counterparties.

  ASSET AND LIABILITY MANAGEMENT DERIVATIVE INSTRUMENTS

    Derivative positions are integral components of the Company's designated asset and liability management activities. Therefore, the Company does not believe it is meaningful to separately analyze the derivatives component of its risk management activities in isolation from related positions. The Company uses interest rate derivative instruments as part of its management of asset and liability positions. Derivatives are used to manage interest rate risk relating to specified groups of assets and liabilities, including LIBOR based commercial loans deposit liabilities and certain subordinated capital notes. The Company uses foreign currency forward contracts as a means of managing foreign exchange rate risk associated with assets or liabilities denominated in foreign currencies.

    The following table reflects summary information on derivative contracts used to hedge or modify the Company's risk as of December 31, 1996 and 1995. Amounts included in the fair value column do not include

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 15 -- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)
gains or losses from changes in the value of the underlying asset or liability being hedged. Notional amounts are not exchanged, but serve as a point of reference for calculating payments. For interest rate swap, cap and floor agreements, notional amounts do not represent exposure to credit or market risk.

                                                                                     DECEMBER 31, 1996
                                                               -------------------------------------------------------------
                                                                             UNAMORTIZED
                                                                 NOTIONAL    PREMIUM PAID                            FAIR
(DOLLARS IN THOUSANDS)                                           AMOUNTS      (RECEIVED)    GAINS (1)    LOSSES      VALUE
-------------------------------------------------------------  ------------  ------------  -----------  ---------  ---------
HELD FOR OTHER THAN TRADING PURPOSES -- ASSET AND LIABILITY
 MANAGEMENT
Foreign exchange forward contracts:
  Commitments to purchase....................................  $    129,264   $   --        $   1,628   $   3,914  $  (2,286)
  Commitments to sell........................................         4,142       --               52          30         22
Interest rate cap agreements:
  Options purchased..........................................        15,740       --           --          --         --
  Options written............................................       250,000         (709)      --             909       (200)
Interest rate floor agreements:
  Options purchased..........................................     2,050,000        6,309        9,750      --         16,059
  Options written............................................       500,000       (1,016)      --             391       (625)
Interest rate swap agreements:
  Pay fixed/receive variable.................................       114,086       --              241       1,092       (851)
  Pay variable/receive fixed.................................       847,000       --            3,775       1,377      2,398

---------------
(1) Fair value gains are representative of economic credit risk and reflect the replacement cost of those contracts in the event of nonperformance by counterparties.

                                                                                     DECEMBER 31, 1995
                                                               -------------------------------------------------------------
                                                                             UNAMORTIZED
                                                                 NOTIONAL    PREMIUM PAID                            FAIR
(DOLLARS IN THOUSANDS)                                           AMOUNTS      (RECEIVED)    GAINS (1)    LOSSES      VALUE
-------------------------------------------------------------  ------------  ------------  -----------  ---------  ---------
HELD FOR OTHER THAN TRADING PURPOSES -- ASSET AND LIABILITY
 MANAGEMENT
Foreign exchange forward contracts:
  Commitments to purchase....................................  $    131,262   $   --        $     303   $   4,240  $  (3,937)
  Commitments to sell........................................        23,751       --              207      --            207
Interest rate cap agreements:
  Options purchased..........................................        16,048       --                5      --              5
  Options written............................................       250,000       (2,003)         663      --         (1,340)
Interest rate floor agreements:
  Options purchased..........................................     1,500,000        6,909       21,974      --         28,883
  Options written............................................       500,000       (1,455)      --           2,469     (3,924)
Interest rate swap agreements:
  Pay fixed/receive variable.................................       164,163       --               79       5,037     (4,958)
  Pay variable/receive fixed.................................       892,000       --           13,783         159     13,624

---------------
(1) Fair value gains are representative of economic credit risk and reflect the replacement cost of those contracts in the event of nonperformance by counterparties.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 15 -- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)
  OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    Commitments to extend credit are legally binding agreements to lend to a customer provided there are no violations of any condition established in the contract. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee or maintenance of compensatory balances. Such fees are deferred and, upon partial or full exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. With respect to commitments to extend credit and letters of credit, the Company's exposure to credit risk in the event of nonperformance by customers is represented by the contractual amount of those instruments.

    Standby letters of credit are provided to customers to assure their performance to a third party, generally in the production of goods and services or under contractual commitments in the financial markets. Commercial letters of credit are issued to customers to facilitate foreign or domestic trade transactions. The Company charges fees for the issuance of standby and commercial letters of credit. The majority of these type of commitments have terms of one year or less and any fees charged are recognized as noninterest income upon extension of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers and is represented by the contractual amount of those instruments. When deemed necessary, the Company holds appropriate collateral supporting those commitments. Management does not anticipate any material losses as a result of these transactions.

    The Company uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance sheet instruments, by evaluating customers' credit-worthiness. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's evaluation of the customer. The nature of the collateral varies but may include deposits held in financial institutions, marketable securities, accounts receivable, inventory, property, equipment and real estate. The Company also provides for potential losses from either commitments to extend credit or standby letters of credit as a component of its evaluation in determination of the adequacy of its allowance for credit losses and resulting level of provision charged against current period earnings.

    The Company's pricing of these financial instruments is based on the credit quality and other covenants or requirements. Management believes that the current fees assessed on these off-balance sheet items represent market rates which would be charged for similar agreements. Based on this belief, the Company feels that the carrying amounts are reasonable estimates of the fair value of these financial instruments. At December 31, 1996 and 1995, fair value is comprised of unamortized fee income less any allocated reserves for expected credit losses. The following is a summary of other financial instruments with off-balance sheet risk.

                                                                                   DECEMBER 31,
                                                                --------------------------------------------------
                                                                          1996                      1995
                                                                ------------------------  ------------------------
                                                                 CONTRACTUAL     FAIR      CONTRACTUAL     FAIR
(DOLLARS IN THOUSANDS)                                             AMOUNTS       VALUE       AMOUNTS       VALUE
--------------------------------------------------------------  -------------  ---------  -------------  ---------
Commitments to extend credit..................................  $  12,500,677  $     598  $  11,877,112  $   1,146
Standby letters of credit.....................................      2,610,123     (7,792)     2,123,488     (2,396)
Other letters of credit.......................................        336,101       (700)       359,793       (300)

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 15 -- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)
    The Company conducts securities lending transactions for institutional customers as a fully disclosed agent, and, at times, indemnifies its customers against counterparty default. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnification was $1,170 million and $1,101 million at December 31, 1996 and 1995, respectively. The market value of the associated collateral was $1,195 million and $1,122 million at December 31, 1996 and 1995, respectively.

NOTE 16 -- RESTRICTIONS ON CASH AND DUE FROM BANKS, SECURITIES, LOANS AND DIVIDENDS
    Federal Reserve Board regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. Average reserve balances were approximately $291 million and $335 million for the years ended December 31, 1996 and 1995, respectively.

    As of December 31, 1996 and 1995, securities carried at $1.7 billion and $1.8 billion, respectively, and loans of $1.8 billion and $1.1 billion, respectively, were pledged as collateral for borrowings, to secure public and trust department deposits, and for repurchase agreements as required by contract or law.

    The Federal Reserve Act restricts the extension of credit by the Bank to BTM and affiliates and to UnionBanCal Corporation and its non-bank subsidiaries and requires that such loans be secured by certain types of collateral. At December 31, 1996, such extensions of credit were not material.

    The payment of dividends by the Bank to UnionBanCal Corporation and BTM is subject to the approval of the Office of the Comptroller of the Currency ("OCC") if the total of all dividends declared in any calendar year exceeds certain calculated amounts. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC. At December 31, 1996 the Bank could have declared dividends aggregating $174 million without prior regulatory approval. Dividends on the Company's common stock are further restricted by certain provisions of the Company's outstanding noncumulative preferred stock. These provisions specify that no common stock dividend shall be declared, paid or set aside unless and until the Company has paid full dividends on the preferred stock for the four most recent quarterly dividend periods.

NOTE 17 -- REGULATORY CAPITAL REQUIREMENTS
    The Company and the Bank are subject to various regulations issued by Federal banking agencies, including minimum capital requirements. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the Company's consolidated financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and the Bank's prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

    The most recent notification from the OCC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 17 -- REGULATORY CAPITAL REQUIREMENTS (CONTINUED) maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

    The Company's and the Bank's capital amounts and ratios are presented in the following tables.

                                                                                       MINIMUM CAPITAL
(DOLLARS IN THOUSANDS)                                          AMOUNT       RATIO     RATIOS REQUIRED
-----------------------------------------------------------  ------------  ---------  -----------------
CAPITAL RATIOS FOR THE COMPANY:
As of December 31, 1996:
  Total capital (to risk-weighted assets)..................  $  2,946,654      11.17%           8.0%
  Tier 1 capital (to risk-weighted assets).................     2,395,580       9.08            4.0
  Tier 1 capital (to quarterly average assets).............     2,395,580       8.41            4.0
As of December 31, 1995:
  Total capital (to risk-weighted assets)..................     2,946,323      11.70            8.0
  Tier 1 capital (to risk-weighted assets).................     2,355,057       9.35            4.0
  Tier 1 capital (to quarterly average assets).............     2,355,057       8.70            4.0

                                                                                                          RATIOS REQUIRED
                                                                                       MINIMUM CAPITAL      TO BE "WELL
(DOLLARS IN THOUSANDS)                                          AMOUNT       RATIO     RATIOS REQUIRED     CAPITALIZED"
-----------------------------------------------------------  ------------  ---------  -----------------  -----------------
CAPITAL RATIOS FOR THE BANK:
As of December 31, 1996:
  Total capital (to risk-weighted assets)..................  $  2,746,285      10.51%           8.0%              10.0%
  Tier 1 capital (to risk-weighted assets).................     2,208,392       8.45            4.0                6.0
  Tier 1 capital (to quarterly average assets).............     2,208,392       7.76            4.0                5.0
As of December 31, 1995:
  Total capital (to risk-weighted assets)..................     2,850,826      11.53            8.0               10.0
  Tier 1 capital (to risk-weighted assets).................     2,280,158       9.22            4.0                6.0
  Tier 1 capital (to quarterly average assets).............     2,280,158       8.42            4.0                5.0

NOTE 18 -- CONTINGENCIES
    The Company is subject to various pending and threatened legal actions which arise in the normal course of business. The Company maintains reserves for losses from legal actions which are both probable and estimable. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 19 -- TRANSACTIONS WITH AFFILIATES
    The Company has had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTM and with its affiliates and associates. During the years ended December 31, 1996, 1995 and 1994, such transactions included, but were not limited to, origination, participation, servicing and remarketing of loans and leases, purchase and sale of acceptances and interest rate derivatives, foreign exchange transactions, funds transfers, custodianships, electronic data processing, investment advice and management, deposits and credit examination, internal audit, and trust services. In the opinion of management, such transactions were made at prevailing rates, terms and conditions and do not involve more than the normal risk of collectibility or present other unfavorable features.

NOTE 20 -- CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                        --------------------------
(DOLLARS IN THOUSANDS)                                                                      1996          1995
--------------------------------------------------------------------------------------  ------------  ------------
ASSETS
  Cash and due from banks.............................................................  $    103,742  $    640,913
  Investment in and advances to subsidiaries..........................................     2,360,055     2,484,712
  Other assets........................................................................        24,123         5,349
                                                                                        ------------  ------------
        Total assets..................................................................  $  2,487,920  $  3,130,974
                                                                                        ------------  ------------
                                                                                        ------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Short term borrowings...............................................................  $    --       $    632,296
  Subordinated capital notes..........................................................       100,000       170,000
  Other liabilities...................................................................        21,676         4,582
                                                                                        ------------  ------------
        Total liabilities.............................................................       121,676       806,878
  Shareholders' equity................................................................     2,366,244     2,324,096
                                                                                        ------------  ------------
        Total liabilities and shareholders' equity....................................  $  2,487,920  $  3,130,974
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 20 -- CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL
           STATEMENTS (CONTINUED)
CONDENSED STATEMENTS OF INCOME

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
(DOLLARS IN THOUSANDS)                                                            1996        1995        1994
-----------------------------------------------------------------------------  ----------  ----------  ----------
INCOME:
  Dividends from bank subsidiary.............................................  $  268,229  $   25,062  $   27,244
  Dividends from nonbank subsidiaries........................................         421         343         283
  Interest income on advances to subsidiaries and deposits in Bank...........      24,366      52,289      35,516
  Other income...............................................................         959      --             105
                                                                               ----------  ----------  ----------
        Total income.........................................................     293,975      77,694      63,148
EXPENSE:
  Interest expense...........................................................      22,220      54,133      36,729
  Other expense, net.........................................................       1,072        (212)        750
                                                                               ----------  ----------  ----------
        Total expense........................................................      23,292      53,921      37,479
                                                                               ----------  ----------  ----------
Income (loss) before income taxes and equity in undistributed net income of
 subsidiaries................................................................     270,683      23,773      25,669
Income tax benefit (expense).................................................        (889)        694       4,698
                                                                               ----------  ----------  ----------
Income (loss) before equity in undistributed net income of subsidiaries......     269,794      24,467      30,367
Equity in undistributed net income of subsidiaries:
  Bank subsidiary(1).........................................................     (43,533)    267,612      73,851
  Nonbank subsidiaries.......................................................      10,125       3,422      11,450
                                                                               ----------  ----------  ----------
NET INCOME...................................................................  $  236,386  $  295,501  $  115,668
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------
(1) In 1996 the amount represents dividends distributed by the Bank in excess of its 1996 net income.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 20 -- CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL
           STATEMENTS (CONTINUED)
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
(DOLLARS IN THOUSANDS)                                                          1996         1995         1994
---------------------------------------------------------------------------  -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................  $   236,386  $   295,501  $   115,668
  Adjustments to reconcile net income to net cash provided by operating activities:
  Equity in undistributed (earnings) losses of subsidiaries................       33,408     (271,034)     (85,301)
  Other, net...............................................................       (3,772)       2,800       (3,622)
                                                                             -----------  -----------  -----------
        Net cash provided (used) by operating activities...................      266,022       27,267       26,745
CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of advances to subsidiaries....................................       70,000       70,000       88,500
  Sales and maturities of investment securities............................          322       11,650       (9,869)
                                                                             -----------  -----------  -----------
        Net cash provided by investing activities..........................       70,322       81,650       78,631
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in short term borrowings.........................     (632,296)         366      149,026
  Repayments of subordinated capital notes and long term debt..............      (70,000)     (70,000)     (85,000)
  Dividends paid...........................................................     (180,219)     (43,403)     (43,567)
  Proceeds from reduction of investment in subsidiary equity...............        3,966      --           --
  Other, net...............................................................        5,034       18,341       16,323
                                                                             -----------  -----------  -----------
        Net cash provided (used) by financing activities...................     (873,515)     (94,696)      36,782
                                                                             -----------  -----------  -----------
  Net increase (decrease) in cash and due from banks.......................     (537,171)      14,221      142,158
  Cash and due from banks:
        Beginning of period................................................      640,913      626,692      484,534
                                                                             -----------  -----------  -----------
        End of period......................................................  $   103,742  $   640,913  $   626,692
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAID (RECEIVED) DURING THE YEAR FOR:
    Interest...............................................................  $    25,785  $    52,847  $    37,050
    Income taxes...........................................................         (198)      (2,030)        (107)

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 21 -- SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    Certain amounts in the following unaudited quarterly financial information have been reclassified to conform with current presentation. In the opinion of management, all adjustments necessary to fairly present the results of operations have been made.

                                                                              1996 QUARTERS ENDED
                                                             -----------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                DECEMBER 31   SEPTEMBER 30    JUNE 30     MARCH 31
-----------------------------------------------------------  ------------  -------------  ---------  -------------

Interest income............................................   $  489,320     $ 481,315    $ 473,601    $ 483,068
Interest expense...........................................      196,236       189,727      185,362      187,401
                                                             ------------  -------------  ---------  -------------
Net interest income........................................      293,084       291,588      288,239      295,667
Provision for credit losses................................       10,000        10,000       10,000       10,000
Noninterest income.........................................      102,972       107,280      105,550      102,874
Noninterest expense........................................      285,021       284,075      313,784      252,024
                                                             ------------  -------------  ---------  -------------
Income before income taxes.................................      101,035       104,793       70,005      136,517
Income tax expense.........................................       41,234        42,810       25,597       53,251
                                                             ------------  -------------  ---------  -------------
Net income.................................................   $   59,801     $  61,983    $  44,408    $  83,266
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income applicable to:
  Common stock.............................................   $   53,472     $  55,745    $  39,096    $  76,767
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
  Parent direct interest in bank subsidiary................   $    3,503     $   3,411    $   2,486    $   3,672
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income per average common share........................   $     0.98     $    1.02    $    0.71    $    1.40
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Dividends per average common share (1).....................   $     0.35     $    0.35    $    0.35    $    0.35
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------

                                                                              1995 QUARTERS ENDED
                                                             -----------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                DECEMBER 31   SEPTEMBER 30    JUNE 30     MARCH 31
-----------------------------------------------------------  ------------  -------------  ---------  -------------

Interest income............................................   $  489,963     $ 468,528    $ 456,065    $ 432,637
Interest expense...........................................      193,234       182,394      173,089      156,143
                                                             ------------  -------------  ---------  -------------
Net interest income........................................      296,729       286,134      282,976      276,494
Provision for credit losses................................        8,750        12,000       12,500       20,000
Noninterest income.........................................      103,822        98,622       98,802       94,073
Noninterest expense........................................      252,271       236,228      246,772      242,830
                                                             ------------  -------------  ---------  -------------
Income before income taxes.................................      139,530       136,528      122,506      107,737
Income tax expense.........................................       51,147        52,675       44,737       44,800
                                                             ------------  -------------  ---------  -------------
Net income.................................................   $   88,383     $  83,853    $  77,769    $  62,937
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income applicable to:
  Common stock.............................................   $   80,736     $  76,686    $  70,323    $  56,451
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
  Parent direct interest in bank subsidiary................   $    4,821     $   4,341    $   4,619    $   3,660
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income per average common share........................   $     1.48     $    1.40    $    1.29    $    1.04
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Dividends per average common share (1).....................   $     0.35     $    0.35    $    0.35    $    0.35
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------

---------------
(1) Amounts prior to merger are based on Union Bank only and do not include the dividend of $145 million paid to The Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.

                            UNIONBANCAL CORPORATION
                              MANAGEMENT STATEMENT

    The management of UnionBanCal Corporation (the "Company") is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by management.

    The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the financial statements would be prevented or detected on a timely basis and corrected through the normal course of business. As of December 31, 1996, management believes that the internal controls are in place and operating effectively.

    The Audit and Examining Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company's management; it includes members with banking or related financial management expertise and who are not large customers of the Bank. The Audit and Examining Committee has access to outside counsel. The Audit and Examining Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit and Examining Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and internal auditors have full and free access to the Audit and Examining Committee, with or without the presence of management, to discuss the adequacy of the internal control structure for financial reporting and any other matters which they believe should be brought to the attention of the Audit and Examining Committee.

    The financial statements have been audited by Deloitte & Touche LLP, independent auditors, which was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate. The independent auditors' report is presented on Page F-64.

                                                   /s/ KANETAKA YOSHIDA
                                          --------------------------------------
                                                     Kanetaka Yoshida
                                          President and Chief Executive Officer

                                                  /s/ TAKAHIRO MORIGUCHI
                                          --------------------------------------
                                                    Takahiro Moriguchi
                                            Vice Chairman and Chief Financial
                                                         Officer

                                                   /s/ DAVID W. EHLERS
                                          --------------------------------------
                                                     David W. Ehlers
                                          Executive Vice President and Director
                                                        of Finance

                                                    /s/ DAVID W. DOBON
                                          --------------------------------------
                                                      David W. Dobon
                                           Senior Vice President and Controller

January 31, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of UnionBanCal Corporation:

    We have audited the accompanying consolidated balance sheets of UnionBanCal Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of BanCal Tri-State Corporation and Union Bank on April 1, 1996, which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the consolidated financial statements of Union Bank and subsidiaries, which statements reflect total assets, total net interest income, and net income of $19,518 million, $832 million and $207 million, respectively, in 1995 and $713 million and $63 million of net interest income and net income, respectively, in 1994 of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Union Bank for 1995 and 1994, is based solely upon the report of such other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based upon our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UnionBanCal Corporation and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

San Francisco, California
January 31, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Union Bank:

    We have audited the consolidated balance sheet of Union Bank, a California state chartered bank and a 71% owned subsidiary of The Bank of Tokyo, Ltd., and subsidiaries (the "Bank") as of December 31, 1995, and the related consolidated statements of earnings, cash flows and changes in shareholders' equity for each of the two years in the period ended December 31, 1995 (not presented herein). These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Bank and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP
Arthur Andersen LLP

San Francisco, California
January 24, 1996

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UnionBanCal Corporation (Registrant)

                                          By: _______/s/_KANETAKA YOSHIDA_______
                                             -----------------------------------
                                             Kanetaka Yoshida
                                             PRESIDENT AND CHIEF EXECUTIVE
                                          OFFICER

                                          Date: March 26, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated below.

                      SIGNATURE                         TITLE
------------------------------------------------------  ---------------------------------------------------------

               /s/ALEXANDER D. CALHOUN
     -------------------------------------------        Director
                 Alexander D. Calhoun

                 /s/RICHARD D. FARMAN
     -------------------------------------------        Director
                  Richard D. Farman

                 /s/STANLEY F. FARRAR
     -------------------------------------------        Director
                  Stanley F. Farrar

                /s/HERMAN E. GALLEGOS
     -------------------------------------------        Director
                  Herman E. Gallegos

                  /s/JACK L. HANCOCK
     -------------------------------------------        Director
                   Jack L. Hancock

                /s/RICHARD C. HARTNACK
     -------------------------------------------        Director
                 Richard C. Hartnack

                 /s/ROY A. HENDERSON
     -------------------------------------------        Director
                   Roy A. Henderson

                   /s/HARRY W. LOW
     -------------------------------------------        Director
                     Harry W. Low

                   /s/MARY S. METZ
     -------------------------------------------        Director
                     Mary S. Metz

                 /s/RAYMOND E. MILES
     -------------------------------------------        Director
                   Raymond E. Miles

                      SIGNATURE                         TITLE
------------------------------------------------------  ---------------------------------------------------------

                /s/TAKAHIRO MORIGUCHI
     -------------------------------------------        Director
                  Takahiro Moriguchi

                /s/J. FERNANDO NIEBLA
     -------------------------------------------        Director
                  J. Fernando Niebla

                    /s/MINORU NODA
     -------------------------------------------        Director
                     Minoru Noda

                   /s/HIROO NOZAWA
     -------------------------------------------        Director
                     Hiroo Nozawa

                /s/SIDNEY R. PETERSEN
     -------------------------------------------        Director
                  Sidney R. Petersen

                 /s/CARL W. ROBERTSON
     -------------------------------------------        Director
                  Carl W. Robertson

                 /s/CHARLES R. SCOTT
     -------------------------------------------        Director
                   Charles R. Scott

                  /s/PAUL W. STEERE
     -------------------------------------------        Director
                    Paul W. Steere

                  /s/YUJI TANIGUCHI
     -------------------------------------------        Director
                    Yuji Taniguchi

                 /s/ROBERT M. WALKER
     -------------------------------------------        Director
                   Robert M. Walker

                 /s/BLENDA J. WILSON
     -------------------------------------------        Director
                   Blenda J. Wilson

                 /s/TAMOTSU YAMAGUCHI
     -------------------------------------------        Director
                  Tamotsu Yamaguchi

                 /s/KANETAKA YOSHIDA
     -------------------------------------------        Director
                   Kanetaka Yoshida

                  /s/KENJI YOSHIZAWA
     -------------------------------------------        Director
                   Kenji Yoshizawa

Dated: March 26, 1997