Form 10-K405/A
period 1996-12-31
UNIONBANCAL CORP
filed 1997-04-29
CIK 1011659

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    UNIONBANCAL CORPORATION (THE "COMPANY") FILED ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, INTENDING TO INCORPORATE BY REFERENCE THE INFORMATION REQUIRED BY PART III FROM ITS PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF SHAREHOLDERS TO BE FILED WITHIN 120 DAYS OF DECEMBER 31, 1996. BECAUSE THE PROXY STATEMENT WILL NOT BE FILED WITHIN SUCH PERIOD, THIS FORM 10-K/A AMENDS THE COMPANY'S FORM 10-K TO PROVIDE THE INFORMATION REQUIRED BY
PART III OF FORM 10-K. CAPITALIZED TERMS NOT DEFINED HEREIN HAVE THE MEANINGS ASSIGNED TO THEM IN THE COMPANY'S ORIGINAL FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following information is furnished with respect to the persons who served as directors and/or executive officers of the Company for the 1996 fiscal year: name, age, the number of shares of the Company's and BTM's Common Stock beneficially owned by the person as of March 31, 1997, the person's business experience during the past five years, directorships in other corporations, and periods of service as a director of the Company.

                                                   SHARES OF              SHARES OF
                                                  COMMON STOCK       COMMON STOCK OF THE
                                                 OF UNIONBANCAL            BANK OF
                                                  CORPORATION       TOKYO-MITSUBISHI, LTD.
                                               OWNED BENEFICIALLY     OWNED BENEFICIALLY
     NAME AND PRINCIPAL OCCUPATIONS                  AS OF                  AS OF
       DURING THE LAST FIVE YEARS         AGE   MARCH 31, 1997+        MARCH 31, 1997++
----------------------------------------  ---  ------------------   ----------------------
Alexander D. Calhoun....................  71          4,000                  1,000
  Mr. Calhoun has been Of Counsel to the
  law firm of Graham & James LLP since
  July 1992, when he retired as partner.
  He is a general partner of 3638
  Washington Associates. Mr. Calhoun has
  been a director of the Company since
  March 1968.
Richard D. Farman.......................  61            500                    -0-
  Since January 1995, Mr. Farman has
  served as President and Chief
  Operating Officer of Pacific
  Enterprises, for which he has served
  as director since February 1992. Prior
  thereto, from January 1989 until
  January 1995, Mr. Farman served as
  Chief Executive Officer of Southern
  California Gas Company, a subsidiary
  of Pacific Enterprises. Mr. Farman has
  been a director of the Company since
  November 1988.
Stanley F. Farrar.......................  54            -0-                  1,250
  Mr. Farrar has been a partner of
  Sullivan & Cromwell since October
  1984. He served as a director of the
  former Bank of California, N.A. from
  June 1984 until March 1996. Mr. Farrar
  has been a director of the Company
  since April 1996.
Herman E. Gallegos......................  66            150                    -0-
  Mr. Gallegos has been an independent
  management consultant since January
  1982. He serves as a director of
  Pacific Telesis Group, Pacific Bell
  and The California Endowment. Mr.
  Gallegos has been a director of the
  Company since October 1988.
Jack L. Hancock.........................  66            500(3)                 -0-
  Mr. Hancock was Executive Vice
  President of Pacific Bell from August
  1990 until December 1993. He has been
  a director of Whittaker Corporation
  since February 1994 and Axonet
  Technologies since August 1996. Mr.
  Hancock has been a director of the
  Company since July 1994.

                                                   SHARES OF              SHARES OF
                                                  COMMON STOCK       COMMON STOCK OF THE
                                                 OF UNIONBANCAL            BANK OF
                                                  CORPORATION       TOKYO-MITSUBISHI, LTD.
                                               OWNED BENEFICIALLY     OWNED BENEFICIALLY
     NAME AND PRINCIPAL OCCUPATIONS                  AS OF                  AS OF
       DURING THE LAST FIVE YEARS         AGE   MARCH 31, 1997+        MARCH 31, 1997++
----------------------------------------  ---  ------------------   ----------------------
Richard C. Hartnack.....................  51         51,271(5)(6)              -0-
  Mr. Hartnack has served as Vice
  Chairman and head of the Community
  Banking Group of the Company and the
  Bank since April 1996. He served as
  Vice Chairman of the former Union Bank
  from June 1991 until March 1996. Mr.
  Hartnack has served as a director of
  the Company since June 1991.
Roy A. Henderson........................  54            -0-                  105(7)
  Mr. Henderson has served as Vice
  Chairman and head of the Trust &
  Private Financial Services Group of
  the Company and the Bank since April
  1996. He served as Vice Chairman and
  Director of the former BanCal
  Tri-State Corporation and the former
  Bank of California, N.A. from November
  1993 until March 1996. He was Chairman
  and Chief Executive Officer of
  LoPresti Flight Concepts, Inc. from
  May 1991 until December 1994. He
  served as the President and Chief
  Operating Officer of Puget Sound
  Bancorp from September 1988 to
  September 1990. Mr. Henderson has
  served as a director of the Company
  since April 1996.
Harry W. Low............................  66          1,164(3)                 -0-
  Judge Low has been a mediator and
  arbitrator with Judicial Arbitration &
  Mediation Services, Inc. since March
  1992. He was the Presiding Justice for
  the State of California Court of
  Appeal, 1st District until his
  retirement in January 1992. Judge Low
  has been a director of the Company
  since January 1993.
Mary S. Metz............................  59            393(3)                 -0-
  Dr. Metz has been the Dean of
  University Extension, University of
  California, Berkeley, since July 1991.
  She has been President Emerita of
  Mills College since June 1990. Dr.
  Metz has served as a director of
  Pacific Telesis Group since July 1986,
  Pacific Gas & Electric Co. since March
  1986, and Longs Drugs Stores since
  February 1991. Dr. Metz has been a
  director of the Company since November
  1988.
Raymond E. Miles........................  64            -0-                  1,214
  Professor Miles has been a Professor
  at the Haas School of Business at the
  University of California in Berkeley
  since July 1963. He served as a
  director of the former Bank of
  California, N.A. from January 1987 to
  March 1996. He has served as a
  director of Granite Construction Co.,
  Inc., since May 1988. Professor Miles
  has been a director of the Company
  since April 1996.
Takahiro Moriguchi......................  52          2,000                  6,400
  Mr. Moriguchi has served as a Vice
  Chairman and Chief Financial Officer
  of the Company and the Bank since
  April 1996. He served as Vice Chairman
  and Chief Financial Officer of the
  former Union Bank from June 1993 until
  March 1996. He served as General
  Manager of The Bank of Tokyo, Ltd.'s
  Capital Markets Division 2 from May
  1992 to May 1993 and as President and
  Managing Director of The Bank of Tokyo
  Capital Markets, Ltd. London, from
  July 1988 to April 1992. He has served
  as a director of The Bank of
  Tokyo-Mitsubishi, Ltd. since April
  1996 and as a director of the former
  Bank of Tokyo, Ltd. prior thereto. Mr.
  Moriguchi has served as a director of
  the Company since June 1993.

                                                   SHARES OF              SHARES OF
                                                  COMMON STOCK       COMMON STOCK OF THE
                                                 OF UNIONBANCAL            BANK OF
                                                  CORPORATION       TOKYO-MITSUBISHI, LTD.
                                               OWNED BENEFICIALLY     OWNED BENEFICIALLY
     NAME AND PRINCIPAL OCCUPATIONS                  AS OF                  AS OF
       DURING THE LAST FIVE YEARS         AGE   MARCH 31, 1997+        MARCH 31, 1997++
----------------------------------------  ---  ------------------   ----------------------
Shin Nakahara...........................  59            -0-                 28,120
  Mr. Nakahara has served as Managing
  Director of The Bank of Tokyo-
  Mitsubishi, Ltd. and as Chief
  Executive Officer of the North
  American Headquarters of The Bank of
  Tokyo-Mitsubishi, Ltd. since April
  1996. He also serves as the Chairman
  of the Board of The Bank of Tokyo-
  Mitsubishi Trust Company. He served as
  the Resident Managing Director for the
  Americas from July 1994 to April 1996
  with The Bank of Tokyo, Ltd. and as
  Chairman, President and Chief
  Executive Officer of The Bank of
  Tokyo, Ltd. and as Chairman, President
  and Chief Executive Officer of The
  Bank of Tokyo, Trust Company from
  November 1995 to April 1996. He also
  served as the Managing Director of The
  Bank of Tokyo, Ltd. from June 1992 to
  July 1994. Mr. Nakahara has been a
  director of the Company since July
  1994.
J. Fernando Niebla......................  57            -0-                  105(7)
  Mr. Niebla has served as Chairman and
  Chief Executive Officer of Infotec
  Commercial Systems since December
  1995. Prior thereto, from September
  1979 to June 1996, he served as
  Chairman and Chief Executive Officer
  of Infotec Development, Inc. He served
  as a director of the former Bank of
  California, N.A. from July 1994
  through March 1996. Mr. Niebla has
  been a director of the Company since
  April 1996.
Minoru Noda.............................  50            -0-                  2,102
  Mr. Noda has served as Vice Chairman
  and Chief Credit Officer of the
  Company since April 1996. He served as
  Vice Chairman, Credit and Finance, and
  director of the former BanCal
  Tri-State Corporation and the former
  Bank of California, N.A. from June
  1993 until March 1996. He served as
  Executive Vice President for Regional
  Banking of the former Bank of
  California, N.A. from July 1992
  through June 1993. He served as
  General Manager of the
  Higashi-Nagasaki Branch of The
  Mitsubishi Bank, Ltd. in Tokyo from
  October 1990 through July 1992. Mr.
  Noda has served as a director of the
  Company since April 1996.
Hiroo Nozawa............................  54            -0-                 16,446
  Mr. Nozawa has served as Deputy
  Chairman and Chief Operating Officer
  of the Company and the Bank since
  April 1996. He served as Chairman,
  President and Chief Executive Officer
  of the former BanCal Tri-State
  Corporation and the former Bank of
  California, N.A. from March 1994 until
  March 1996. He served as the General
  Manager of the Corporate Banking
  Division No. 1 of The Mitsubishi Bank,
  Ltd. from June 1992 to December 1993.
  He served as Executive Vice President
  and General Manager for the North
  American Administration of the North
  American Headquarters of The
  Mitsubishi Bank, Ltd. from July 1990
  to June 1992. He served as a director
  of The Mitsubishi Bank, Ltd. from June
  1992 until March 1996. He also served
  as a director of the former BanCal
  Tri-State Corporation and the former
  Bank of California, N.A. from January
  1994 until March 1996. He has been a
  director of The Bank of
  Tokyo-Mitsubishi, Ltd. since April
  1996. Mr. Nozawa has been a director
  of the Company since April 1996.

                                                   SHARES OF              SHARES OF
                                                  COMMON STOCK       COMMON STOCK OF THE
                                                 OF UNIONBANCAL            BANK OF
                                                  CORPORATION       TOKYO-MITSUBISHI, LTD.
                                               OWNED BENEFICIALLY     OWNED BENEFICIALLY
     NAME AND PRINCIPAL OCCUPATIONS                  AS OF                  AS OF
       DURING THE LAST FIVE YEARS         AGE   MARCH 31, 1997+        MARCH 31, 1997++
----------------------------------------  ---  ------------------   ----------------------
Sidney R. Petersen......................  66            717(3)                 -0-
  Mr. Petersen has been a consultant and
  private investor since August 1984. He
  served as Chairman and Chief Executive
  Officer of Getty Oil Company until his
  retirement in July 1994. He has been a
  Director of Avery Dennison Corporation
  since 1981; NICOR, Inc. since May
  1987; Group Technologies Corporation
  since June 1984 and Seagull Energy
  Corporation since October 1996. Mr.
  Petersen has been a director of the
  Company since November 1988.
Carl W. Robertson.......................  60            -0-                  1,250
  Mr. Robertson has been the Managing
  Director of Warland Investments
  Company since January 1985. He served
  as a director of the former Bank of
  California, N.A. from March 1975 to
  March 1996. Mr. Robertson has been a
  director of the Company since April
  1996.
Charles R. Scott........................  69          1,000                  210(7)
  Mr. Scott has served as the Chairman
  and Chief Executive Officer of
  Leadership Centers USA since March
  1995. He served as the President and
  Chief Executive Officer of The Actava
  Group from February 1991 to December
  1995 and Intermark Inc. from August
  1970 to February 1991. He has served
  as Vice Chairman of Pier 1 Imports,
  Inc. since June 1980. Mr. Scott has
  been a director of the Company since
  April 1996.
Paul W. Steere..........................  71            -0-                  1,250
  Mr. Steere has been a member of the
  law firm of Bogle & Gates, P.L.L.C.
  since 1966. He serves as a director of
  Accordia Northwest, Inc., a subsidiary
  of Accordia, Inc. A director of the
  former Bank of California, N.A. from
  April 1981 until March 1996, Mr.
  Steere has been a director of the
  Company since April 1996.
Henry T. Swigert........................  66            -0-                6,250(7)(8)
  Mr. Swigert has served as Chairman of
  ESCO Corporation since January 1979.
  From April 1989 until April 1996, he
  served as a director of the former
  Bank of California, N.A. Mr. Swigert
  has been a director of the Company
  since April 1996.
Yuji Taniguchi..........................  50            -0-                    251
  Mr. Taniguchi has served as Executive
  Vice President and head of the Pacific
  Rim Corporate Group of the Company and
  the Bank since April 1996. He also has
  served as General Manager of the Los
  Angeles Branch of The Bank of
  Tokyo-Mitsubishi, Ltd. since April
  1996. He served as Executive Vice
  President and head of the Pacific Rim
  Corporate Group of the former Union
  Bank from February 1995 until March
  1996. He served as General Manager of
  the Los Angeles Agency from February
  1995 to March 1996, as General Manager
  of the Yokohama-Ekimae Office from
  February 1993 to February 1995, and as
  Deputy General Manager of the Loan
  Division from March 1990 to February
  1993 of the former Bank of Tokyo, Ltd.
  Mr. Taniguchi has served as director
  of the Company since February 1995.

                                                   SHARES OF              SHARES OF
                                                  COMMON STOCK       COMMON STOCK OF THE
                                                 OF UNIONBANCAL            BANK OF
                                                  CORPORATION       TOKYO-MITSUBISHI, LTD.
                                               OWNED BENEFICIALLY     OWNED BENEFICIALLY
     NAME AND PRINCIPAL OCCUPATIONS                  AS OF                  AS OF
       DURING THE LAST FIVE YEARS         AGE   MARCH 31, 1997+        MARCH 31, 1997++
----------------------------------------  ---  ------------------   ----------------------
Tsuneo Wakai............................  71            -0-                 69,559
  Mr. Wakai has been the Chairman of the
  Board of The Bank of Tokyo-Mitsubishi,
  Ltd. since April 1996. Prior thereto,
  he was the President of The Mitsubishi
  Bank, Ltd. from June 1990 to March
  1996. Mr. Wakai has been a director of
  the Company since April 1996.
Robert M. Walker........................  55         53,251(4)(5)(6)            -0-
  Mr. Walker has served as Vice Chairman
  of the Commercial Financial Services
  Group for the Company and the Bank
  since April 1996 and head of the
  Corporate and Real Estate Banking
  Group for the Company and the Bank
  since July 1996. He served as Vice
  Chairman in the same position with the
  former Union Bank from July 1992 until
  March 1996. He served as Vice Chairman
  of the Boards of Valley National
  Corporation and Valley National Bank
  of Arizona from December 1991 through
  July 1992. He has served as a director
  of the Company since July 1992.
Blenda J. Wilson........................  56            200                    -0-
  Dr. Wilson has served as the President
  of California State University,
  Northridge since September 1992. She
  is the former Chancellor of the
  University of Michigan-Dearborn. Dr.
  Wilson has been a director of the
  Company since July 1993.
Tamotsu Yamaguchi.......................  66          5,499                  3,795
  Mr. Yamaguchi has served as Chairman
  of the Company and the Bank since
  April 1996. He served as Chairman of
  the former Union Bank from September
  1992 until March 1996. He served as
  Deputy President of the former Bank of
  Tokyo, Ltd. from September 1989
  through September 1992. Mr. Yamaguchi
  has served as a director of the
  Company since September 1992.
Shota Yasuda............................  48            -0-                  3,570
  Since April 1996, Mr. Yasuda has
  served as the General Manager, North
  American Planning Division for The
  Bank of Tokyo-Mitsubishi, Ltd., a
  position which he had held with the
  former Mitsubishi Bank, Ltd. from
  April 1994 to March 1996. Prior
  thereto, from July 1992 to March 1994,
  Mr. Yasuda served as Joint General
  Manager for the New York branch of The
  Mitsubishi Bank, Ltd. He was the Chief
  Manager of the Corporate Banking
  Division II of The Mitsubishi Bank,
  Ltd., Tokyo from February 1990 to June
  1992. Mr. Yasuda has served as a
  director of the Company since April
  1996.
Kanetaka Yoshida........................  59          2,693                 18,757
  Mr. Yoshida has served as President
  and Chief Executive Officer of the
  Company and the Bank since April 1996.
  He served as President and Chief
  Executive Officer of the former Union
  Bank from June 1993 until March 1996.
  He served as Vice Chairman and Chief
  Financial Officer of the former Union
  Bank from October 1990 until June
  1993. He has served as a director of
  The Bank of Tokyo-Mitsubishi, Ltd.
  since April 1996 and as a director of
  the former Bank of Tokyo, Ltd. prior
  thereto. Mr. Yoshida has served as a
  director of the Company since
  September 1990.

                                                   SHARES OF              SHARES OF
                                                  COMMON STOCK       COMMON STOCK OF THE
                                                 OF UNIONBANCAL            BANK OF
                                                  CORPORATION       TOKYO-MITSUBISHI, LTD.
                                               OWNED BENEFICIALLY     OWNED BENEFICIALLY
     NAME AND PRINCIPAL OCCUPATIONS                  AS OF                  AS OF
       DURING THE LAST FIVE YEARS         AGE   MARCH 31, 1997+        MARCH 31, 1997++
----------------------------------------  ---  ------------------   ----------------------
Kenji Yoshizawa.........................  65            221                 42,285
  Mr. Yoshizawa has served as the Deputy
  President and director of The Bank of
  Tokyo, Ltd. and The Bank of
  Tokyo-Mitsubishi, Ltd. since June
  1990. He served as the Resident Senior
  Managing Director for The Americas for
  the former Bank of Tokyo, Ltd. from
  September 1989 to September 1990 and
  as Chairman and Chief Executive
  Officer of The Bank of Tokyo Trust
  Company from September 1989 to
  September 1990. He also served as a
  Senior Managing Director and Managing
  Director of the former The Bank of
  Tokyo, Ltd. from April 1986 to June
  1990. Mr. Yoshizawa has been a
  director of the Company since
  September 1989.
All directors and executive officers as             200,834                203,919
a group (35 persons):(1)(2)(4)(5)(6)....

------------------------
+ All mention of UnionBanCal Corporation stock refers strictly to shares of Common Stock.

++ As of March 31, 1997, there were outstanding 4,666,828,215 shares of Common Stock of The Bank of Tokyo-Mitsubishi, Ltd.

(1) The 44,251,991 shares of Company Common Stock owned by BTM as of March 31, 1997, do not include the 4,693 of Company Common Stock owned by Kanetaka Yoshida and Takahiro Moriguchi who are associated as officers or directors of BTM.

(2) All shares of Common Stock of the Company and BTM are held directly by the directors and executive officers of the Company and BTM, unless otherwise indicated. No director or executive officer of the Company or BTM, individually or as a group, owns beneficially more than 1% of the outstanding shares of Common Stock of the Company or BTM.

(3) Of the 500 shares, 200 shares are owned by the Hancock Family Trust of which Jack L. Hancock and Patricia B. Hancock are trustees. Of the 1,164 shares, 964 shares are owned by the Harry W. Low and Mayling J. Low Trust of which Harry W. Low and Mayling J. Low are trustees. Of the 393 shares, 50 shares are owned by the Mary S. Metz Trust of which Mary S. Metz is trustee. These 717 shares are owned by the Petersen Family Trust of which Sidney R. Petersen and Nancy M. Petersen are trustees.

(4) The shares indicated under the Company column include the following shares held by the Trustee of the Union Bank of California 401(k) Plan as of March 31, 1997, in the accounts for any named individual and the group as a whole:

Robert M. Walker...........................................................      4,136
Executive Officers as a group..............................................      7,505

(5) The shares indicated under the Company column include the following shares of restricted stock from the inception of the Restricted Stock Program in 1991 through March 31, 1997, to the named individuals and the group as a whole:

Richard C. Hartnack.......................................................     32,600
Robert M. Walker..........................................................     12,600
Executive Officers as a group.............................................     59,250

(6) The shares indicated under the Company column include the following shares of stock options granted from the inception of the Stock Option Program in 1991 through March 31, 1997, to and exercisable by the named individuals and the group as a whole:

Richard C. Hartnack......................................................     18,667
Robert M. Walker.........................................................     28,666
Executive Officers as a group............................................    103,665

(7) The shares indicated are held as American Depositary Shares, each of which represents one share of BTM Common Stock.

(8) The shares indicated include 5,000 American Depositary Shares held by the Henry T. Swigert Trust, each of which represents one share of BTM Common Stock.

COMPLIANCE WITH SECTION 16(a) OF THE 1934 ACT

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission ("SEC") and Nasdaq reports of ownership and changes in ownership of any equity securities of the Company. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that all required forms were filed, the Company believes that, during 1996, all Section 16 filing requirements applicable to its officers and directors were complied with.

ITEM 11. EXECUTIVE COMPENSATION
  SUMMARY COMPENSATION TABLE

    The following table sets forth the compensation for the last three fiscal years of the Chief Executive Officer of the Company and the four next most highly compensated executive officers of the Company (other than the Chief Executive Officer) who served as executive officers on December 31, 1996 ("named executive officers").

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION
                                --------------------------------------------
                                             ACTUAL             OTHER ANNUAL
  NAME & PRINCIPAL POSITION      YEAR        SALARY    BONUS    COMPENSATION(2)
------------------------------  -------     --------  --------  ------------
Kanetaka Yoshida..............     1996(1)  $480,083  $      0      --
President and Chief Executive      1995     $466,436  $      0      --
Officer                            1994     $484,333  $      0      --

Hiroo Nozawa..................     1996(1)  $533,390  $      0      --
Deputy Chairman of the Board       1995     $581,487  $      0      --
and Chief Operating Officer        1994     $527,454  $      0      --

Richard Hartnack..............     1996(1)  $340,962  $138,000      --
Vice Chairman of the Board         1995     $326,538  $230,000      --
                                   1994     $311,538  $150,000      --

Roy Henderson.................     1996(1)  $352,535  $131,000      --
Vice Chairman of the Board         1995     $341,871  $108,100    $109,256
                                   1994     $332,352  $102,400    $122,207

Robert Walker.................     1996(1)  $340,962  $138,000      --
Vice Chairman of the Board         1995     $325,269  $230,000      --
                                   1994     $311,538  $150,000      --

                                       LONG-TERM COMPENSATION
                                ------------------------------------

                                         AWARDS
                                ------------------------
                                RESTRICTED
                                   STOCK                    PAYOUTS
                                  AWARDS      SECURITIES   ---------
                                    IN        UNDERLYING   LONG-TERM    ALL OTHER
  NAME & PRINCIPAL POSITION     DOLLARS(3)     OPTIONS     INCENTIVES  COMPENSATION(4)
------------------------------  -----------   ----------   ---------   ------------
Kanetaka Yoshida..............    $     0          -0-          -0-      $     0
President and Chief Executive     $     0          -0-          -0-      $     0
Officer                           $     0          -0-          -0-      $     0
Hiroo Nozawa..................    $     0          -0-          -0-      $     0
Deputy Chairman of the Board      $     0          -0-          -0-      $ 8,207
and Chief Operating Officer       $     0          -0-          -0-      $ 8,797
Richard Hartnack..............    $32,925        6,000     $100,000      $ 4,500
Vice Chairman of the Board        $33,750       10,000          -0-      $ 1,500
                                  $26,750       10,000          -0-
Roy Henderson.................    $     0          -0-     $398,300      $14,427
Vice Chairman of the Board        $     0          -0-          -0-      $16,571
                                  $     0          -0-          -0-      $17,262
Robert Walker.................    $32,925        6,000     $100,000      $ 6,193
Vice Chairman of the Board        $33,750       10,000          -0-      $ 4,385
                                  $26,750       10,000          -0-      $ 5,950

------------------------

(1) Messrs. Yoshida and Nozawa, are not eligible to receive restricted stock awards, stock option grants, long-term incentive payments or the annual bonus paid in 1997 for 1996 performance. Their compensation takes into consideration the BTM Expatriate Pay Program, see Executive Compensation and Benefits Committee Report on Executive Compensation--Overview, Policy Making Expatriate Officer Compensation, Chief Executive Compensation.

    The data set forth in this table for the above five (5) officers includes all compensation awarded to, earned by or paid to them from any source for services rendered to the Bank and its subsidiaries.

(2) Perquisites or personal benefits provided to named executive officers in each of the years indicated did not exceed the lesser of $50,000 or 10% of annual salary and bonus except as indicated. Value of relocation benefits provided to Roy Henderson was $109,256 in 1995 and $122,207 in 1994.

(3) The value listed for restricted stock awards was based on the market price of the Company's Common Stock at grant date. The aggregate value of restricted stock awards as of December 31, 1996, held by Mr. Hartnack was $628,050 and by Mr. Walker was $98,050 based on the market price on December 31, 1996. Mr. Hartnack was granted 600 shares in 1996, 11,000 in 1995 and 1,000 in 1994 of restricted stock. Mr. Walker was granted 600 shares in 1996, 1,000 in 1995 and 1,000 in 1994 of restricted stock. Each award granted to Messrs. Hartnack and Walker vest ratably over four years on the anniversary of the grant date of each award. As of December 31, 1996, the number of unvested shares of restricted stock awards held by Mr. Hartnack was 11,850 and by Mr. Walker, 1,850. Program participants have the right to vote their restricted shares and receive dividends.

(4) Includes dollar value of match and stock discount contributions to the Union Bank 401(k) Plan, contributions to the former Bank of California, N.A. Retirement Plan, and imputed value of life insurance.

STOCK OPTIONS

    The following tables summarize grants and exercises of options to purchase the Company's Common Stock during 1996 to or by the named executive officers, and the grant date present value of options held by such persons at the end of 1996. The Company did not reprice any options during 1996 or any prior year, and did not provide executives Stock Appreciation Rights ("SARs").

                  OPTION GRANTS IN LAST FISCAL YEAR (1996)(1)

                                                 NUMBER OF SECURITIES    PERCENT OF TOTAL OPTIONS
                                                      UNDERLYING          GRANTED TO EMPLOYEES IN    EXERCISE   EXPIRATION
                                                    OPTIONS GRANTED             FISCAL YEAR            PRICE       DATE
                                                 ---------------------  ---------------------------  ---------  -----------
Kanetaka Yoshida(3)............................              -0-                       0.0%          $       0         -0-
Hiroo Nozawa(3)................................              -0-                       0.0%          $       0         -0-
Richard Hartnack...............................            6,000                       6.5%          $  54.875    03/29/06
Roy Henderson..................................              -0-                       0.0%          $       0         -0-
Robert Walker..................................            6,000                       6.5%          $  54.875    03/29/06

                                                   GRANT DATE
                                                     PRESENT
                                                    VALUE(2)
                                                 ---------------
Kanetaka Yoshida(3)............................    $         0
Hiroo Nozawa(3)................................    $         0
Richard Hartnack...............................    $   108,060
Roy Henderson..................................    $         0
Robert Walker..................................    $   108,060

------------------------

(1) All options are nonqualified stock options to purchase shares of the Company's Common Stock. The exercise price of the options is 100% of the fair market value on the date the option was granted. Options are granted for a term of no more than ten (10) years. The options become exercisable PRO RATA over three (3) years from the grant date, subject to continuous employment or earlier forfeiture if the employee terminates.

(2) Estimated present value at grant date, based on the Black-Scholes option pricing model with assumptions applicable to the Company. The assumptions used in the model were projected volatility of .28, risk free rate of return of 6.3%, annual dividend yield of 2.55%, and average time to exercise of 7 years. The actual value, if any, an executive may realize will depend on the excess of the actual stock price over the exercise price on the date the option is exercised.

(3) These officers are not eligible to receive stock options. Please see Executive Compensation and Benefits Committee Report on Executive
    Compensation: Overview.

           AGGREGATE OPTION EXERCISES IN THE LAST FISCAL YEAR (1996)
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                                              VALUE OF
                                                                                                             UNEXERCISED
                                                                                                             IN-THE-MONEY
                                                                                    NUMBER OF SECURITIES        OPTIONS
                                                                                         UNDERLYING           AT FISCAL
                                                                                   UNEXERCISED OPTIONS AT       YEAR
                                                                                      FISCAL YEAR END         END(1)(2)
                                                    SHARES ACQUIRED    VALUE     --------------------------  -----------
                                                      ON EXERCISE     REALIZED   EXERCISABLE  UNEXERCISABLE  EXERCISABLE
                                                    ---------------  ----------  -----------  -------------  -----------
Kanetaka Yoshida(3)...............................           -0-     $        0         -0-            -0-    $       0
Hiroo Nozawa(3)...................................           -0-     $        0         -0-            -0-    $       0
Richard Hartnack..................................         9,999     $  196,647      10,000         16,001    $ 147,500
Roy Henderson.....................................           -0-     $        0         -0-            -0-    $       0
Robert Walker.....................................           -0-     $        0      19,999         16,001    $ 386,643


                                                    UNEXERCISABLE
                                                    -------------
Kanetaka Yoshida(3)...............................   $         0
Hiroo Nozawa(3)...................................   $         0
Richard Hartnack..................................   $   215,857
Roy Henderson.....................................   $         0
Robert Walker.....................................   $   215,857

------------------------

(1) The exercise price of outstanding options for these officers ranges from $26.75 to $54.875.

(2) The value is calculated based on the amount by which the closing price of the stock at the end of the last fiscal year, ended December 31, 1996, ($53.00) exceeds the exercise price.

(3) These officers are not eligible to receive stock options. Please see Executive Compensation and Benefits Committee Report on Executive
    Compensation: Overview.

LONG TERM INCENTIVE CASH PLANS

    Because of the merger, the former Union Bank Long-Term Performance Cash Plan was terminated effective December 31, 1995, and prorated amounts were paid to participants in 1996.

    The former Bank of California, N.A. Phantom Stock Plan terminated on December 31, 1995, and payments were made to participants in 1996, in accordance with the provisions of that plan.

    Payouts from the above mentioned terminated plans to named executive officers during 1996 are set forth in the Summary Compensation Table.

    No long-term incentive cash plan was in effect during 1996 and therefore no awards were granted during the year.

    The Company is proposing the adoption of the 1997 UnionBanCal Corporation Performance Share Plan by shareholders at the Annual Meeting on May 28, 1997.

PENSION PLANS

    Prior to the merger, Union Bank maintained a defined benefit retirement plan. Effective January 1, 1997, the Union Bank Retirement Plan was amended and renamed the Union Bank of California, N.A. Retirement Plan. Employees of the former Bank of California, N.A. entered the Union Bank of California, N.A. Retirement Plan on January 1, 1997. Their Bank of California, N.A. service was used to determine eligibility, vesting and early retirement entitlements. The definition of earnings was expanded to include compensation received by a participant under all incentive compensation programs, except long-term incentive compensation and the Threshold Incentive Program, the Cash & Save Incentive Plan and similar sales or referral awards programs which are not an integral or substantial part of a participant's remuneration. Shift differentials were also included in the earnings definition.

    Prior to the merger, The Bank of California, N.A. maintained a defined contribution money purchase plan. Effective January 1, 1997, The Bank of California, N.A. Personal Retirement Options Plan was terminated. The final contribution was made for December 31, 1996, and all account balances became fully vested. Mr. Henderson participated in The Bank of California's personal retirement options through December 31, 1996, and his contribution for the year was $7,500. His compensation includes salary and incentives up to the Internal Revenue Service limitation of $150,000, and his salary as of December 31, 1996 was $355,100.

    The following table indicates the estimated annual benefit payable to a covered participant in the Union Bank of California, N.A. Retirement Plan, retiring at age 65, based on compensation and years of service to the Company, its participating subsidiaries and certain affiliates. Employees covered by the retirement plans of BTM, including Messrs. Yoshida and Nozawa, are excluded from participation. The amounts shown in the table reflect straight life annuity amounts and do not reflect any Social Security offsets and have been calculated without reference to the maximum limitations imposed by the Internal Revenue Code of 1986, as amended (the "Code").

                               PENSION PLAN TABLE

                                                                                                       ANNUAL BENEFIT
                                                                                               -------------------------------
                                                                                                     YEARS OF SERVICE(1)
                                                                                               -------------------------------
COMPENSATION(2)                                                                                   10         20         30
---------------------------------------------------------------------------------------------  ---------  ---------  ---------
100,000......................................................................................     20,000     40,000     60,000
200,000......................................................................................     40,000     80,000    120,000
300,000......................................................................................     60,000    120,000    180,000
400,000......................................................................................     80,000    160,000    240,000
500,000......................................................................................    100,000    200,000    300,000
600,000......................................................................................    120,000    240,000    360,000

------------------------

(1) As of December 31, 1996, Mr. Hartnack and Mr. Walker had 6 and 5 years of service, respectively.

(2) Compensation includes base salary only as of December 31, 1996, which was $345,000 for Mr. Hartnack and $345,000 for Mr. Walker.

    Benefits in excess of limitations imposed by the Code may be paid by the Company through individual supplemental retirement contracts, or to certain officers of the Company pursuant to its Supplemental Executive Retirement Plan. The Union Bank Supplemental Executive Retirement Plan benefits were extended to senior vice presidents and other senior executives, of the former Union Bank, including named executive officers of the Company, except Messrs. Yoshida and Nozawa, on November 17, 1995. Certain officers of the pre-1988 Union Bank are participants in the Executive Supplemental Benefit Plan which provides a benefit equal to 20% or 30% of the officer's compensation, fixed at 1990 levels, payable for ten years. The Supplemental Executive Retirement Plan and the Executive Supplemental Benefit Plan have not been amended since the merger. The Bank of California, N.A. Executive Supplemental Benefit Plan, which paid benefits in excess of Code limits to a select group of executives, was terminated January 1, 1997. Mr. Henderson participated in The Bank of California, N.A. Executive Supplemental Benefit Plan which paid benefits in excess of the Internal Revenue Service limit and received $71,150 under the plan in 1996.

EMPLOYMENT AGREEMENTS

    Richard C. Hartnack entered into an Employment Agreement with the Company when he began employment with the Company in 1991. Mr. Hartnack also is entitled, under certain circumstances, to severance benefits including continuation of his salary for two years, payment equivalent to the value of any restricted stock award(s) not yet granted, and vesting in full of any prior restricted stock award(s). Additionally, Mr. Hartnack will receive two pension supplements. The first supplement will provide the actuarial equivalent of the extra amount Mr. Hartnack would receive under the Union Bank of California, N.A. Retirement Plan if the limitations on benefits set forth in Sections 415 and 401(a)(17) of the Code did not apply. The second supplement will provide the actuarial equivalent of the extra amount Mr. Hartnack would receive if the Union Bank of California, N.A. Retirement Plan had taken into account Mr. Hartnack's nine previous years of service with the First National Bank of Chicago. Both supplements will be reduced by the actuarial equivalent of the lump sum distributions Mr. Hartnack has received from the qualified and non-qualified plans of First National Bank of Chicago.

    Roy Henderson entered into an Employment Agreement with The Bank of California, N.A. and BanCal Tri-State Corporation in 1993 to serve as Vice Chairman of both that bank and its holding company. In connection with the combination between the Company and BanCal Tri-State Corporation, Mr. Henderson's employment agreement continues under the same terms with the Company for his services as Vice Chairman of the Company. The change in control provisions of Mr. Henderson's agreement provide that he is entitled, under certain circumstances, to severance benefits consisting of an amount two times his average annualized includible compensation, calculated in accordance with Section 280G(b)(3)(A) of the Code, from the beginning of his employment with the Bank or the last five
(5) years of his employment with the Bank, whichever period is shorter.

    Robert M. Walker entered into an Employment Agreement with the Company when he began employment with the Bank in 1992. Mr. Walker is also entitled, under certain circumstances, to severance benefits consisting of continuation of his salary for two years. Additionally, Mr. Walker will receive a supplemental pension which will provide the actuarial equivalent of the extra amount Mr. Walker would receive under the Union Bank of California, N.A. Retirement Plan if the limitations on benefits set forth in Sections 415 and 401(a)(17) of the Code did not apply. This supplement will also credit Mr. Walker with a minimum of ten years of credited service once he is vested in the Union Bank of California, N.A. Retirement Plan.

EXECUTIVE COMPENSATION AND BENEFITS COMMITTEE REPORT ON EXECUTIVE COMPENSATION

OVERVIEW

    The Company's Executive Compensation and Benefits Committee (the "Committee") reviews and approves executive officer compensation criteria and levels, as well as overseeing the Company's employee benefit plans. The calendar year 1996 was a transition year for the Company during which it invested considerable resources in merger integration activities. As part of these efforts, the Committee and Company's management initiated a comprehensive study of the Company's executive compensation and benefits programs with the assistance of a nationally-known independent consulting firm, which continues to advise the Company on a wide range of compensation issues. As a result of this study, the Company will be implementing refinements to its executive compensation programs, particularly to the short-term and long-term incentive plans, beginning in 1997. These changes are designed to focus executives on both short-term and long-term performance measures that lead to the sustained creation of shareholder value of the combined organization.

    For compensation purposes, the Company's executive officers can be divided into three groups: 1) executive officers of the Company named in the Summary Compensation Table ("named executive officers"), including the Company's President and Chief Executive Officer, its Deputy Chairman and Chief Operating Officer, and three Vice Chairmen, 2) the other policy making officers, including the Chairman and two Vice Chairmen, and eight Executive Vice Presidents who serve on the Executive Management Committee, and 3) other Executive Vice Presidents and certain Senior Vice Presidents with responsibility for matters that impact overall Company performance.

    The Committee approves all elements of the Company's primary executive compensation and benefits program specifically for the named executive officers and the other policy making officers, and broadly oversees the design and implementation of all executive incentive plans, subject to shareholder approval where required and/or appropriate. The Committee receives reports from the Company's management on all elements of the primary compensation and benefits program for executives below the policy making level.

    Two of the named executive officers, Messrs. Yoshida and Nozawa, plus three additional policy making officers, are officers of the Company's majority owner, BTM, and serve as executive officers of the Company on a rotational assignment basis ("policy making expatriate officers"). Accordingly, and as described below, during their tenure at the Company their compensation and benefits are approved by the Committee, taking into account the applicable compensation policies of BTM. None of the policy making expatriate officers is eligible to receive annual bonuses, restricted stock awards, stock option grants, or long term performance awards. Some compensation for services rendered to the Company is paid to the expatriate named executive officers from BTM and reimbursed by the Company to BTM under a Services Agreement. Such compensation is included in the Summary Compensation Table above.

EXECUTIVE COMPENSATION PHILOSOPHY

    It is the Company's philosophy to compensate executives in a manner that promotes the recruitment, motivation and retention of exceptional employees who will help the Company achieve its strategic business objectives and who can influence shareholder value.

    The Company's executive compensation philosophy is implemented through compensation programs based upon the following principles:

    - In general, an executive's total compensation and benefits package should be positioned at median competitive levels, taking into account the relative responsibilities of the executives involved and reflecting the Company's performance against both its business plans and the performance of its peers. In particular, base salaries should be at the median level of competitive salaries, and incentives should relate to the Company's performance in comparison with the Company's business objectives and with peer group performance levels.

    - The total compensation and benefits package should provide an appropriate mix of fixed and variable compensation to support a strong pay-for-performance relationship, subject to the special circumstances applicable to policy making expatriate officers.

    - Compensation and benefits programs should promote teamwork and mutual support among the Company's executives.

    - Performance-based compensation should be tied to performance measures that heavily influence shareholder value and are able to be influenced by the Company's executives. These measures include both growth and returns.

    - Annual bonuses should be based on the achievement of the Company's annual Financial Plan.

    - A long-term incentive program, including stock options granted at market value, restricted stock awards and long-term performance awards should encourage executive retention and link executive compensation directly to long term shareholder interests; the long-term performance awards component should be based on the Company's performance compared to the performance of the specified peer group.

    - Compensation plans should be easy to understand and communicate.

PEER GROUP

    During 1995 a peer group of banks was selected and used for purposes of comparison with respect to all of the primary elements of the executive officer compensation and benefits program. As part of the executive compensation study conducted during 1996, the peer group was refined to reflect changes affecting the appropriateness of the banks included. The Company's current peer group includes 21 banks (11 from the prior peer group) drawn from the 50 included in the KBW 50 Index, published by Keefe, Bruyette & Woods, Inc. Of those, 18 were selected for the comparability to the Company based on a variety of financial ratios as well as number of offices, and total deposits, demand deposits, assets, loans and leases, real estate loans, commercial and industrial loans, and consumer loans. Three additional banks were added to the peer group based on geographic, market and direct competition criteria. The peer group was developed in part in consultation with the consulting firm retained by the Company.

BASE SALARY

    Executive base salaries are established relative to comparable positions in other banks, taking into account the relative responsibilities of the executives involved. In general, the Company targets base salaries at the median competitive levels to attract and retain highly experienced and qualified executives. Where the responsibilities of executive positions in the Company exceed those typically found among other banks or play a particularly critical role at the Company, base salaries may be targeted above median competitive levels. In determining salaries, the Committee also takes into account individual leadership and vision, experience and performance, as well as internal equity relative to other positions within the Company, and specific issues particular to the Company and the position involved.

ANNUAL BONUSES

    The purpose of the annual bonus plan is to provide a median competitive annual incentive opportunity at target performance levels. Target awards under the plan represent the median of the competitive market for comparable executive positions at banks of similar size and focus. Actual awards are determined based on the performance of the Company and the individual participant.

    For 1996, participating executives were eligible to earn annual bonuses under the Company's Senior Management Bonus Plan based on the Company's achievement of predetermined return on assets and net income performance objectives, as well as individual performance and contributions. In addition, a special one-time merger recognition allocation was added to the bonus fund to reward certain individuals for contributions related to merger integration activities.

    For 1997, participants under the Senior Management Bonus Plan include all Senior Vice Presidents and above with responsibility for matters that impact overall Company performance (including the named executive officers other than the two officers of BTM). Participants are assigned target bonuses comparable to median competitive levels. The size of the bonus fund will be based on the Company's performance on two measures: (1) return on assets, and (2) net income, relative to the Company's 1997 Financial Plan. The bonus fund size may vary up to two times aggregate target bonuses based on the Company's performance on these two measures. In addition, the Committee may modify (i.e., increase or decrease) the bonus fund within certain limits based on the Company's performance in other areas, including strategic and organizational achievements, other financial measures, and relative performance against its peers. Individual bonus awards will be based on individual performance and contributions.

LONG TERM INCENTIVE PROGRAM

    The Company provides long-term incentive awards to individuals who can directly impact the Company's long-term performance and value. Target awards are comparable to median competitive levels. Eligible participants may receive grants consisting of one or more types of long-term incentives, including stock options, restricted stock, and performance shares. Grants are based on an individual's scope and level of responsibilities within the Company and reflect competitive practices for similar positions in peer companies. The long-term performance share awards are based on the Company's performance compared to the performance of its peers.

STOCK OPTIONS AND RESTRICTED STOCK

    The Company believes in tying rewards for eligible executives directly to the Company's long-term success and increases in shareholder value through stock option grants and restricted stock awards. These also enable executives to develop and maintain a stock ownership position of the Company's Common Stock. The amounts of long-term incentives are targeted at median competitive levels (taking into account the responsibilities of the officers involved). It is the Company's intention to place greater emphasis on the use of stock options rather than restricted stock in future incentive awards.

    For 1997, the Company will propose certain amendments to the Union Bank Management Stock Plan (the "Stock Plan"). Subject to shareholder approval, the Stock Plan will be amended to, among other things, increase the number of shares of the Company's Common Stock that may be issued pursuant to the Stock Plan to 2,200,000. The Stock Plan authorizes the issuance of the Company's Common Stock to certain employees of the Company and its subsidiaries as grants of stock options and awards of restricted stock. Canceled or forfeited options and restricted stock become available for future grants. Expatriate officers are not eligible to participate in the Stock Plan.

    The Committee determines the term of each stock option grant, up to a maximum of ten years from the date of grant. The exercise price must not be less than the fair market value on the grant date. Options vest in thirds over three years, provided that the employee has completed the specified continuous service requirement, or earlier if the employee dies or retires under certain grant, age and service conditions.

    Awards of restricted stock vest in fourths over four years from grant date, provided that the employee has completed the specified continuous service requirement, or earlier if the employee dies or is permanently and totally disabled or retires under certain grant, age and service conditions. Restricted stockholders have the right to vote their restricted shares and to receive dividends.

1997 UNIONBANCAL CORPORATION PERFORMANCE SHARE PLAN

    For 1997, the Company has proposed a new 1997 UnionBanCal Corporation Performance Share Plan. Eligible participants may earn performance share awards to be redeemed in cash three years after the date of grant. Performance shares are linked to shareholder value in two ways: (1) the market price of the Company's Common Stock, and (2) performance on return on assets, a performance measure closely linked to value creation.

    Eligible participants generally receive grants of performance shares annually. The value of a performance share is equal to the market price of the Company's Common Stock. The number of performance shares actually earned at the end of the performance period will be based on the Company's percentile ranking among its peer group in performance on return on assets. The Committee will set performance goals and participants will only earn and be paid for performance shares upon the attainment of such performance goals. A participant must be an employee in good standing throughout the three year performance period, except in the case of death, permanent disability, and retirement, in order to be eligible for an award. Policy making expatriate officers do not participate in this plan.

OTHER BENEFITS

    Certain executives are eligible to defer base salary and incentives for payment at a future date designated by the executive under the Union Bank of California, N.A. Deferred Compensation Plan. The average Treasury Constant Maturities Rate, calculated quarterly based on a rolling average for the previous 12 months, is credited on deferred funds at the end of each calendar quarter for other benefits and perquisites.

    Selected executives, excluding policy making expatriate officers, are also eligible for retirement benefits under supplemental plans designed to continue coverage amounts otherwise limited under the qualified plan. Executives may also be eligible for other benefits and perquisites.

POLICY MAKING EXPATRIATE OFFICER COMPENSATION

    Policy making expatriate officer compensation is approved by the Committee, taking into account the BTM Expatriate Pay Program. The BTM Expatriate Pay Program incorporates a number of different elements, including overseas base salary, certain allowances, and tax gross up payments. The BTM Expatriate Pay Program is a Japanese Yen based system and, as a result, exchange rate fluctuations may yield significantly differing dollar denominated compensation levels from year to year.

CHIEF EXECUTIVE COMPENSATION

    Mr. Yoshida's base salary is approved by the Committee, taking into account the BTM Expatriate Pay Program, which the Committee reviews in comparison with competitive bank chief executive officer compensation. His compensation is therefore only indirectly related to the performance of the Company from year to year. Mr. Yoshida is also ineligible for annual bonuses, stock option grants, restricted stock grants, and long-term performance awards generally available to peer group chief executive officers and to non-expatriate Company officers. However, the Committee believes that Mr. Yoshida's past performance and his long-term relationship with BTM manifest ample motivation, notwithstanding his ineligibility for these compensation programs.

DEDUCTIBILITY OF COMPENSATION

    Section 162(m) of the Code limits the tax deductibility by a company of certain compensation in excess of $1 million paid to the chief executive officer of the company or the four most highly compensated officers. However, performance based compensation is excluded from the $1 million limit.

    Compensation attributable to stock options under the Stock Plan is treated as performance-based under Code Section162(m) if (1) the grant is made by the Committee, (2) the Stock Plan restricts the number of shares for which options may be awarded to an executive during a specified period, and (3) the compensation that the executive may receive is based solely on an increase in the value of the stock after the date of grant. The amendments to the Stock Plan to be submitted to the Company's shareholders for approval at the 1997 Annual Meeting incorporate changes which meet these criteria. Grants of restricted stock under the Stock Plan are not considered performance-based compensation under Code Section162(m) of the Code and Treasury Regulations promulgated thereunder. In addition, the new 1997 UnionBanCal Corporation Performance Share Plan to be submitted to shareholders for approval is designed to provide compensation which is treated as performance-based under Code Section162(m).

    While the tax impact of any compensation arrangement is one factor to be considered, such impact is evaluated in light of the Committee's overall compensation philosophy. The Committee intends to establish executive officer compensation programs which will maximize the Company's tax deductions, if the Committee determines that such actions are consistent with its philosophy and in the best interests of the Company and its shareholders. From time to time, the Committee may award compensation which is not fully tax deductible if the Committee determines that such award is consistent with its philosophy and in the best interests of the Company and its shareholders.

                                     EXECUTIVE COMPENSATION AND BENEFITS
                                     COMMITTEE

                                     Richard D. Farman -- Chairman

                                     Jack L. Hancock

                                     Carl W. Robertson

                                     Henry T. Swigert

DIRECTOR COMPENSATION

    The Board of Directors met eleven (11) times in 1996. All incumbent directors attended at least 75% of the Company's Board of Directors and committee meetings held in 1996, except for Shin Nakahara, 45%, Tsuneo Wakai, 29%, Blenda J. Wilson, 71%, and Kenji Yoshizawa, 18%. Directors who are not full-time officers of the Company or BTM or its affiliates received an annual combined retainer for service on the Company and Bank boards and meeting fees for Board meetings attended and for Board committee meetings attended. Effective April 1, 1996, the annual combined retainer for service on the Company and Bank boards is $20,000 which is prorated and payable quarterly in advance. Directors who are not full-time officers of the Company or BTM or its affiliates were paid the following: a fee of $1,000 for each Board of Directors meeting attended except that when Board meetings of the Company and the Bank were held on the same day, the total fee was limited to $1,000; and, a fee of $1,000 for each Board committee meeting attended except that when the same committees of the Company and the Bank had a combined meeting, the total fee was limited to $1,000. In addition, the annual combined retainer for service on the Company and Bank Boards for each nonofficer Committee Chairman is $5,000 pro-rated and payable quarterly in advance. Alexander D. Calhoun has a consulting agreement with the Company at a yearly fee of $18,000, under which he provides advice from time to time on the general operation and administration of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The following persons served as members of the Executive Compensation and Benefits Committee during all of 1996: Richard D. Farman, Chairman; Jack L. Hancock; Carl W. Robertson; and Henry T. Swigert. In the case of each such director (except Jack L. Hancock), either the individual director, or an entity controlled by the director had loans or other extensions of credit outstanding from the Bank during 1996. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons. Such loans did not involve more than the normal risk of collectibility or present unfavorable features at the time they were made.

                         COMMON STOCK PERFORMANCE GRAPH

    The following Common Stock Performance Graph compares the yearly percentage change, on a dividend reinvested basis, in the cumulative total stockholder return on the Common Stock with the cumulative total return of the Standard & Poor's 500 Stock Index and the KBW 50 Index, published by Keefe, Bruyette & Woods, Inc., for the five-year period commencing January 1, 1992. The stock price performance depicted in the Performance Graph is not necessarily indicative of future price performance.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

             UNBC       KBW50     S&P 500
1/1/92       $100.00    $100.00    $100.00
              122.57     106.57     102.76
              127.33     112.74     104.72
              142.72     110.20     106.93
12/31/92      161.14     127.42     113.35
              211.56     136.95     118.41
              149.38     136.69     118.99
              152.77     140.69     122.06
12/31/93      146.23     134.48     124.89
              158.56     132.08     120.16
              175.47     142.01     120.66
              183.62     138.97     126.56
12/31/94      161.68     127.62     126.06
              211.34     144.71     138.86
              261.60     165.40     152.12
              331.04     192.02     164.21
12/31/95      341.36     204.40     174.09
              347.65     226.11     183.44
              337.22     227.11     191.67
              317.90     255.00     197.59
12/31/96      342.88     289.14     214.07

------------------------

1. Assumes $100 invested on January 1, 1992, in the Company's Common Stock, S&P 500 Index and KBW 50 Index and assumes quarterly dividend reinvestment.

------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    On March 31, 1997, there were outstanding 54,770,421 shares of Common Stock of the Company. To the knowledge of the Company, the only shareholders owning of record or beneficially on such date more than 5% of the outstanding voting securities are shown in the following table:

                                                                                                      AMOUNT
                                                             NAME AND                               AND NATURE
             TITLE                                          ADDRESS OF                                  OF         PERCENT
               OF                                           BENEFICIAL                              BENEFICIAL       OF
             CLASS                                             OWNER                                OWNERSHIP       CLASS
--------------------------------  ---------------------------------------------------------------  ------------  -----------
Common Stock....................  The Bank of Tokyo-Mitsubishi, Ltd.                                 44,251,991       80.79%
                                    7-1, Marunouchi 2-chome,
                                    Chiyoda-ku,
                                    Tokyo, 100, Japan

    For information regarding security ownership of directors and management please see Item 10 of this Form 10-K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

    The Company and the Bank have had, and expect to have in the future, banking and other transactions in the ordinary course of business with BTM and with its affiliates and associates. During the year ending December 31, 1996, such transactions included, but were not limited to, origination, participation, servicing and remarketing of loans and leases, purchase and sale of acceptances and interest rate derivatives, foreign exchange transactions, funds transfers, custodianships, electronic data processing, investment advice and management, deposits and trust services. In the opinion of management, such transactions were made at prevailing rates, terms and conditions and do not involve more than the normal risk of collectibility or represent other unfavorable features.

    In addition, the Bank has had and expects in the future to have banking transactions in the ordinary course of its business with many of the Company's directors and executive officers and their associates, including transactions with corporations and other entities of which such persons are directors, officers or controlling shareholders, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with others. The loans included among such transactions do not involve more than the normal risk of collectibility or present other unfavorable features at the time such loans were made.

    Loans by the Bank to directors and executive officers of the Company and to entities controlled by them are subject to limitations as to amount and purpose as prescribed by the Federal Reserve Act. For example, extensions of credit by the Bank in excess of $500,000 to directors and executive officers of the Company and their related interests require the prior approval of a majority of disinterested directors of the Bank. All extensions of credit to such persons must be made on nonpreferential terms. In addition, the Bank may not extend credit in excess of $100,000 to any executive officer of the Bank, unless the purpose is to finance the education of the officer's children or the purchase, construction, maintenance or improvement of the officer's residence.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    UnionBanCal Corporation (Registrant)

                                                    By:
                                                    --------------------------------------------------
                                                       Kanetaka Yoshida
                                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                    Date: April 23, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated below.

                      SIGNATURE                         TITLE
------------------------------------------------------  ----------

     -------------------------------------------        Director
                 Alexander D. Calhoun

     -------------------------------------------        Director
                  Richard D. Farman

     -------------------------------------------        Director
                  Stanley F. Farrar

     -------------------------------------------        Director
                  Herman E. Gallegos

     -------------------------------------------        Director
                   Jack L. Hancock

     -------------------------------------------        Director
                 Richard C. Hartnack

     -------------------------------------------        Director
                   Roy A. Henderson

     -------------------------------------------        Director
                     Harry W. Low

     -------------------------------------------        Director
                     Mary S. Metz

     -------------------------------------------        Director
                   Raymond E. Miles

     -------------------------------------------        Director
                  Takahiro Moriguchi

     -------------------------------------------        Director
                    Shin Nakahara

                      SIGNATURE                         TITLE
------------------------------------------------------  ----------
     -------------------------------------------        Director
                  J. Fernando Niebla

     -------------------------------------------        Director
                     Minoru Noda

     -------------------------------------------        Director
                     Hiroo Nozawa

     -------------------------------------------        Director
                  Sidney R. Petersen

     -------------------------------------------        Director
                  Carl W. Robertson

     -------------------------------------------        Director
                   Charles R. Scott

     -------------------------------------------        Director
                    Paul W. Steere

     -------------------------------------------        Director
                   Henry T. Swigert

     -------------------------------------------        Director
                    Yuji Taniguchi

     -------------------------------------------        Director
                     Tsuneo Wakai

     -------------------------------------------        Director
                   Robert M. Walker

     -------------------------------------------        Director
                   Blenda J. Wilson

     -------------------------------------------        Director
                  Tamotsu Yamaguchi

     -------------------------------------------        Director
                     Shota Yasuda

     -------------------------------------------        Director
                   Kanetaka Yoshida

     -------------------------------------------        Director
                   Kenji Yoshizawa

Dated: April 23, 1997