Form 10-Q
period 1997-03-31
UNIONBANCAL CORP
filed 1997-05-13
CIK 1011659

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

   Number of shares of Common Stock outstanding at April 30, 1997: 54,773,341

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                           PAGE NUMBER
                                                                                                          -------------
PART I
FINANCIAL INFORMATION

  Consolidated Financial Highlights.....................................................................            2

  Item 1. Financial Statements:
    Condensed Consolidated Statements of Income.........................................................            3
    Condensed Consolidated Balance Sheets...............................................................            4
    Condensed Consolidated Statements of Cash Flows.....................................................            5
    Condensed Consolidated Statements of Shareholders' Equity...........................................            6
    Notes to Condensed Consolidated Financial Statements................................................            7

  Item 2. Management's Discussion and Analysis:
    Introduction........................................................................................            8
    Summary.............................................................................................            9
    Analysis of Earnings................................................................................           10
    Net Interest Income.................................................................................           11
    Noninterest Income..................................................................................           13
    Noninterest Expense.................................................................................           14
    Merger and Integration Expense......................................................................           14
    Income Tax Expense..................................................................................           15
    Loans...............................................................................................           15
    Allowance for Credit Losses.........................................................................           16
    Nonperforming Assets................................................................................           18
    Liquidity...........................................................................................           19
    Regulatory Capital..................................................................................           20

PART II
OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..............................................................           21

  Signatures............................................................................................           21

                         PART I.  FINANCIAL INFORMATION

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                            -----------------------------------------------------
                                                                                                             INCREASE (DECREASE)
                                                                              MARCH 31,       MARCH 31,     ---------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                   1997            1996          AMOUNT     PERCENT
--------------------------------------------------------------------------  -------------   -------------   ----------  ---------
RESULTS OF OPERATIONS:
  Net interest income (1).................................................   $    295,452    $    297,795   $   (2,343)   (0.79)%
  Provision for credit losses.............................................       --                10,000      (10,000) (100.00)
  Noninterest income......................................................        114,786         102,874       11,912    11.58
  Noninterest expense, excluding merger and integration expense (2).......        247,101         252,024       (4,923)   (1.95)
                                                                            -------------   -------------   ----------  ---------
  Income before merger and integration expense and income
    taxes (1)(2)..........................................................        163,137         138,645       24,492    17.67
  Merger and integration expense..........................................          6,037        --              6,037    --
                                                                            -------------   -------------   ----------  ---------
  Income before income taxes (1)..........................................        157,100         138,645       18,455    13.31
  Taxable-equivalent adjustment...........................................          1,421           2,128         (707)  (33.22)
  Income tax expense......................................................         63,177          53,251        9,926    18.64
                                                                            -------------   -------------   ----------  ---------
  Net income..............................................................   $     92,502    $     83,266   $    9,236    11.09%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
NET INCOME APPLICABLE TO:
  Common stock............................................................   $     84,291    $     76,768   $    7,523     9.80%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
  Parent direct interest in bank subsidiary...............................   $      5,385    $      3,672   $    1,713    46.65%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
PER COMMON SHARE:
  Net income..............................................................   $       1.54    $       1.40   $     0.14    10.00%
  Pro forma earnings, excluding after-tax merger and integration expense
    (2)...................................................................           1.60            1.40         0.20    14.29
  Dividends (3)...........................................................           0.35            0.35           --       --
  Book value (end of period)..............................................          41.76           39.07         2.69     6.89
  Common shares outstanding (end of period)...............................     54,770,421      54,735,210       35,211     0.06
  Weighted average common shares outstanding..............................     54,764,518      54,690,215       74,303     0.14
BALANCE SHEET (END OF PERIOD):
  Total assets............................................................   $ 29,423,537    $ 28,167,638   $1,255,899     4.46%
  Total loans.............................................................     21,099,926      20,341,335      758,591     3.73
  Nonperforming assets....................................................        167,045         228,200      (61,155)  (26.80)
  Subordinated capital notes..............................................        282,000         495,369     (213,369)  (43.07)
  Preferred stock.........................................................        135,000         135,000           --       --
  Common equity...........................................................      2,287,062       2,138,631      148,431     6.94
BALANCE SHEET (PERIOD AVERAGE):
  Total assets............................................................   $ 28,790,401    $ 27,428,721   $1,361,680     4.96%
  Total loans.............................................................     21,068,822      20,188,426      880,396     4.36
  Common equity...........................................................      2,261,603       2,209,688       51,915     2.35
  Earning assets..........................................................     25,448,021      24,394,015    1,054,006     4.32
FINANCIAL RATIOS:
  Return on average assets (4)............................................           1.30%           1.22%        0.08% pts.
  Pro forma return on average assets, excluding after-tax merger
    and integration expense (2)(4)........................................           1.35            1.22         0.13
  Return on average common equity (5).....................................          15.12           13.97         1.15
  Pro forma return on average common equity, excluding after-tax merger
    and integration expense (2)(5)........................................          15.71           13.97         1.74
  Efficiency ratio (6)....................................................          61.60           62.08        (0.48)
  Pro forma efficiency ratio, excluding merger and integration expense
    (2)(6)................................................................          60.13           62.08        (1.95)
  Net interest margin (1).................................................           4.69            4.91        (0.22)
  Tier 1 risk-based capital ratio.........................................           9.15            9.00         0.15
  Total risk-based capital ratio..........................................          10.85           11.32        (0.47)
  Leverage ratio..........................................................           8.60            8.35         0.25
  Allowance for credit losses to total loans..............................           2.48            2.69        (0.21)
  Allowance for credit losses to nonaccrual loans.........................         382.56          285.38        97.18
  Net loans charged off to average total loans (7)........................           0.02            0.35        (0.33)
  Nonperforming assets to total loans and foreclosed assets...............           0.79            1.12        (0.33)
  Nonperforming assets to total assets....................................           0.57            0.81        (0.24)

------------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) See page 8, "Introduction", for a description of merger accounting and pro forma earnings presentations.
(3) The dividend amount for the first quarter of 1996 is based on Union Bank only and does not include a dividend of $145 million paid to The Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.
(4)  Based on annualized net income.
(5)  Based on annualized net income applicable to common stock.
(6) The efficiency ratio is noninterest expense, excluding foreclosed asset expense, as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense was $0.4 million in the first quarter of 1997 and $3.3 million in the first quarter of 1996.
(7)  Annualized.

ITEM 1.  FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                               FOR THE THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                               --------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                                    1997       1996
---------------------------------------------------------------------------------------------  ---------  ---------
INTEREST INCOME
  Loans, including fees......................................................................  $ 420,472  $ 419,805
  Investment securities -- taxable...........................................................     35,829     32,754
  Investment securities -- tax-exempt........................................................      2,218      2,726
  Interest bearing deposits in banks.........................................................     11,199     14,277
  Federal funds sold and securities purchased under resale agreements........................      9,840      8,419
  Trading account securities.................................................................      5,473      5,087
                                                                                               ---------  ---------
      Total interest income..................................................................    485,031    483,068
                                                                                               ---------  ---------
INTEREST EXPENSE
  Deposits in domestic offices...............................................................    126,405    108,598
  Deposits in foreign offices................................................................     17,909     17,742
  Federal funds purchased and securities sold under repurchase agreements....................     10,391     15,637
  Commercial paper...........................................................................     19,853     20,737
  Other borrowed funds.......................................................................     10,939     16,453
  Subordinated capital notes.................................................................      5,503      8,234
                                                                                               ---------  ---------
      Total interest expense.................................................................    191,000    187,401
                                                                                               ---------  ---------
NET INTEREST INCOME..........................................................................    294,031    295,667
Provision for credit losses..................................................................     --         10,000
                                                                                               ---------  ---------
      Net interest income after provision for credit losses..................................    294,031    285,667
                                                                                               ---------  ---------
NONINTEREST INCOME
  Service charges on deposit accounts........................................................     27,121     23,961
  Trust fees.................................................................................     23,898     22,248
  International commissions and fees.........................................................     15,079     16,278
  Credit card merchant fees..................................................................     13,044     11,598
  Merchant banking fees......................................................................      8,380      9,248
  Investment securities gains, net...........................................................        471        616
  Other......................................................................................     26,793     18,925
                                                                                               ---------  ---------
      Total noninterest income...............................................................    114,786    102,874
                                                                                               ---------  ---------
NONINTEREST EXPENSE
  Salaries and employee benefits.............................................................    140,788    142,351
  Occupancy..................................................................................     19,630     21,955
  Equipment..................................................................................     13,687     13,813
  Communications.............................................................................     10,268      8,687
  Credit card processing.....................................................................      9,722      8,369
  Data processing............................................................................      6,423      5,318
  Printing and office supplies...............................................................      6,169      6,098
  Advertising and public relations...........................................................      6,009      6,993
  Foreclosed asset expense...................................................................        411      3,274
  Merger and integration.....................................................................      6,037     --
  Other......................................................................................     33,994     35,166
                                                                                               ---------  ---------
      Total noninterest expense..............................................................    253,138    252,024
                                                                                               ---------  ---------
Income before income taxes...................................................................    155,679    136,517
Income tax expense...........................................................................     63,177     53,251
                                                                                               ---------  ---------
NET INCOME...................................................................................  $  92,502  $  83,266
                                                                                               ---------  ---------
                                                                                               ---------  ---------
NET INCOME APPLICABLE TO:
  Common stock...............................................................................  $  84,291  $  76,768
                                                                                               ---------  ---------
                                                                                               ---------  ---------
  Parent direct interest in bank subsidiary..................................................  $   5,385  $   3,672
                                                                                               ---------  ---------
                                                                                               ---------  ---------
NET INCOME PER AVERAGE COMMON SHARE..........................................................  $    1.54  $    1.40
                                                                                               ---------  ---------
                                                                                               ---------  ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)....................................     54,765     54,690
                                                                                               ---------  ---------
                                                                                               ---------  ---------

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         (UNAUDITED)                 (UNAUDITED)
                                                                          MARCH 31,    DECEMBER 31,   MARCH 31,
(DOLLARS IN THOUSANDS)                                                       1997          1996          1996
-----------------------------------------------------------------------  ------------  ------------  ------------
ASSETS
Cash and due from banks................................................  $  2,172,478   $2,268,771   $  1,936,184
Interest bearing deposits in banks.....................................       681,308    1,131,216        696,867
Federal funds sold and securities purchased under resale agreements....       650,790      537,710      1,475,558
                                                                         ------------  ------------  ------------
    Total cash and cash equivalents....................................     3,504,576    3,937,697      4,108,609
Trading account securities.............................................       642,684      617,464        409,634
Investment securities available for sale...............................     2,244,233    2,164,197      2,010,992
Investment securities held to maturity (market value of $262,568 at
 March 31, 1997, $274,405 at December 31, 1996, and $304,891 at March
 31, 1996).............................................................       259,430      268,196        295,019
Loans..................................................................    21,099,926   20,898,105     20,341,335
Less: Allowance for credit losses......................................       522,835      523,946        547,401
                                                                         ------------  ------------  ------------
    Net loans..........................................................    20,577,091   20,374,159     19,793,934
Customers' acceptance liability........................................       948,064      778,378        656,440
Premises and equipment, net............................................       411,424      410,621        422,779
Intangible assets......................................................        87,784       91,129        101,177
Other assets...........................................................       748,251      592,218        369,054
                                                                         ------------  ------------  ------------
    Total assets.......................................................  $ 29,423,537   $29,234,059  $ 28,167,638
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Noninterest bearing..................................................  $  7,612,287   $7,381,078   $  6,526,785
  Interest bearing.....................................................    12,620,106   12,607,691     11,889,671
Deposits in foreign offices:
  Noninterest bearing..................................................       296,692      274,031        301,346
  Interest bearing.....................................................     1,514,840    1,270,160      1,424,896
                                                                         ------------  ------------  ------------
    Total deposits.....................................................    22,043,925   21,532,960     20,142,698
Federal funds purchased and securities sold under repurchase
 agreements............................................................       809,846    1,322,654      1,191,997
Commercial paper.......................................................     1,427,588    1,495,463      1,406,118
Other borrowed funds...................................................       796,929      758,251      1,599,715
Acceptances outstanding................................................       948,064      778,378        656,440
Other liabilities......................................................       560,909      469,420        278,361
Subordinated capital notes.............................................       282,000      382,000        495,369
                                                                         ------------  ------------  ------------
    Total liabilities..................................................    26,869,261   26,739,126     25,770,698
                                                                         ------------  ------------  ------------
SHAREHOLDERS' EQUITY
Parent direct interest in equity of bank subsidiary....................       132,214      128,689        123,309
Preferred stock:
  Authorized 5,000,000 shares, issued 1,350,000 shares 8 3/8%
    Noncumulative, Series A............................................       135,000      135,000        135,000
Common stock--$5 stated value:
  Authorized 100,000,000 shares, issued 54,770,421 as of March 31,
    1997, 54,762,653 as of December 31, 1996, and 54,735,210 as of
    March 31, 1996.....................................................       273,852      273,813        273,676
Additional paid-in capital.............................................     1,311,083    1,310,813      1,309,852
Retained earnings......................................................       700,894      635,180        542,689
Cumulative translation adjustment......................................        (3,703)      (2,752)          (892)
Net unrealized gain on securities available for sale...................         4,936       14,190         13,306
                                                                         ------------  ------------  ------------
    Total shareholders' equity.........................................     2,554,276    2,494,933      2,396,940
                                                                         ------------  ------------  ------------
    Total liabilities and shareholders' equity.........................  $ 29,423,537   $29,234,059  $ 28,167,638
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           FOR THE THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                         ------------------------
(DOLLARS IN THOUSANDS)                                                                      1997         1996
---------------------------------------------------------------------------------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................................................  $    92,502  $    83,266
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses........................................................      --            10,000
    Depreciation, amortization and accretion...........................................       16,288       15,938
    Provision for deferred income taxes................................................        8,401        5,557
    Gain on sale or call of investment securities available for sale, net..............         (471)        (616)
    Other, net.........................................................................      (93,827)     (86,328)
                                                                                         -----------  -----------
      Total adjustments................................................................      (69,609)     (55,449)
                                                                                         -----------  -----------
  Net cash provided by operating activities............................................       22,893       27,817
                                                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment securities available for sale.......................          594        3,649
  Proceeds from matured and called investment securities available for sale............       45,840      114,618
  Purchase of investment securities available for sale.................................     (138,044)    (183,708)
  Proceeds from matured and called investment securities held to maturity..............        8,871       68,396
  Net increase in loans................................................................     (214,495)    (159,063)
  Other, net...........................................................................       (8,830)      11,047
                                                                                         -----------  -----------
    Net cash used by investing activities..............................................     (306,064)    (145,061)
                                                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.............................................................      510,965      487,655
  Net decrease in federal funds purchased and securities sold under repurchase
    agreements.........................................................................     (512,808)      (3,061)
  Net increase (decrease) in commercial paper and other borrowed funds.................      (29,197)     646,380
  Maturity and redemption of subordinated capital notes................................     (100,000)      (6,000)
  Dividends paid.......................................................................      (23,089)    (160,494)
  Repayment of borrowing to support corporate owned life insurance.....................      --           (95,475)
  Other, net...........................................................................          710          739
                                                                                         -----------  -----------
    Net cash provided (used) by financing activities...................................     (153,419)     869,744
                                                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...................................     (436,590)     752,500
Cash and cash equivalents at beginning of period.......................................    3,937,697    3,352,423
Foreign exchange revaluation gain......................................................        3,469        3,686
                                                                                         -----------  -----------
Cash and cash equivalents at end of period.............................................  $ 3,504,576  $ 4,108,609
                                                                                         -----------  -----------
                                                                                         -----------  -----------
CASH PAID DURING THE PERIOD FOR:
  Interest.............................................................................  $   191,870  $   199,713
  Income taxes.........................................................................          502       15,110
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Loans transferred to foreclosed assets...............................................  $     7,821  $     8,058

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                                    NET
                                     PARENT                                                                     UNREALIZED
                                     DIRECT                                                                        GAIN
                                   INTEREST IN                            ADDITIONAL              CUMULATIVE   ON SECURITIES
                                      BANK       PREFERRED     COMMON       PAID-IN    RETAINED   TRANSLATION  AVAILABLE FOR
(DOLLARS IN THOUSANDS)             SUBSIDIARY      STOCK        STOCK       CAPITAL    EARNINGS   ADJUSTMENT       SALE
---------------------------------  -----------  -----------  -----------  -----------  ---------  -----------  -------------
BALANCE AT DECEMBER 31, 1995.....   $ 159,996    $ 135,000    $ 273,351    $1,306,697  $ 585,680   $    (972)    $  24,340
Decrease in unrealized gain on
 securities available for sale,
 net of taxes....................        (447)                                                                     (11,034)
Net income.......................       3,672                                             79,594
Dividend reinvestment plan.......                                    72          673
Dividends on common stock ($0.35
 per share)(1)...................                                                        (12,795)
Dividends on preferred stock.....                                                         (2,826)
Dividend to MBL(2)...............     (39,890)                                          (105,000)
Deferred compensation--restricted
 stock awards....................                                   215        2,182      (1,964)
Stock options exercised..........                                    38          300
Change in translation
 adjustment......................         (22)                                                            80
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------

BALANCE AT MARCH 31, 1996........   $ 123,309    $ 135,000    $ 273,676    $1,309,852  $ 542,689   $    (892)    $  13,306
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------

BALANCE AT DECEMBER 31, 1996.....   $ 128,689    $ 135,000    $ 273,813    $1,310,813  $ 635,180   $  (2,752)    $  14,190
Decrease in unrealized gain on
 securities available for sale,
 net of taxes....................        (584)                                                                      (9,254)
Net income.......................       5,385                                             87,117
Dividend reinvestment plan.......                                     1          (35)
Dividends on common stock ($0.35
 per share)......................      (1,217)                                           (19,169)
Dividends on preferred stock.....                                                         (2,826)
Deferred compensation--restricted
 stock awards....................                                    (5)         (34)        592
Stock options exercised..........                                    43          339
Change in translation
 adjustment......................         (59)                                                          (951)
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------
BALANCE AT MARCH 31, 1997........   $ 132,214    $ 135,000    $ 273,852    $1,311,083  $ 700,894   $  (3,703)    $   4,936
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------


(DOLLARS IN THOUSANDS)               TOTAL
---------------------------------  ---------
BALANCE AT DECEMBER 31, 1995.....  $2,484,092
Decrease in unrealized gain on
 securities available for sale,
 net of taxes....................    (11,481)
Net income.......................     83,266
Dividend reinvestment plan.......        745
Dividends on common stock ($0.35
 per share)(1)...................    (12,795)
Dividends on preferred stock.....     (2,826)
Dividend to MBL(2)...............   (144,890)
Deferred compensation--restricted
 stock awards....................        433
Stock options exercised..........        338
Change in translation
 adjustment......................         58
                                   ---------
BALANCE AT MARCH 31, 1996........  $2,396,940
                                   ---------
                                   ---------
BALANCE AT DECEMBER 31, 1996.....  $2,494,933
Decrease in unrealized gain on
 securities available for sale,
 net of taxes....................     (9,838)
Net income.......................     92,502
Dividend reinvestment plan.......        (34)
Dividends on common stock ($0.35
 per share)......................    (20,386)
Dividends on preferred stock.....     (2,826)
Deferred compensation--restricted
 stock awards....................        553
Stock options exercised..........        382
Change in translation
 adjustment......................     (1,010)
                                   ---------
BALANCE AT MARCH 31, 1997........  $2,554,276
                                   ---------
                                   ---------

------------------------------
(1) Based on historical Union Bank common cash dividends declared and does not include a $145 million dividend paid to The Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.

(2)  The Mitsubishi Bank, Limited.

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION AND NATURE OF OPERATIONS

    The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1996.

    In the opinion of management, all adjustments (comprised of normal accruals) considered necessary for a fair presentation of the Company's interim financial statements have been included.
    Primary and fully diluted earnings per share are computed based on net income after preferred dividends and parent direct interest in bank subsidiary, and use the weighted average number of common shares and equivalent common shares outstanding during the period. Stock options are a common stock equivalent but, for the periods presented, did not have a dilutive effect and are, therefore, not included in the Company's earnings per share calculations.

NOTE 2 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1996, Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This Statement establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This statement is effective for transfers of assets and extinguishments of liabilities after December 31, 1996. In December 1996, the Financial Accounting Standards Board ("FASB") reconsidered certain provisions of SFAS No. 125 and issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" to defer for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and similar transactions. Management determined that the effect of adoption of SFAS No. 125 on the Company's financial statements was not material and believes that the effect of adoption of SFAS No. 127 will also not be material.

    In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". This Statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, all entities with complex capital structures are required to provide a dual disclosure of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented.

    The following table provides pro forma disclosure of basic and diluted EPS in accordance with SFAS No. 128:

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                            --------------------
                                                                                              1997       1996
                                                                                            ---------  ---------
Pro forma basic EPS.......................................................................       1.54       1.40
Pro forma diluted EPS.....................................................................       1.53       1.40

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    UnionBanCal Corporation is a San Francisco, California-based bank holding company with consolidated assets of $29.4 billion at March 31, 1997. Its primary banking subsidiary is Union Bank of California, N.A., which had 237 banking offices in California, 5 banking offices in Oregon and Washington and 18 overseas facilities at March 31, 1997. UnionBanCal Corporation is 81 percent owned by The Bank of Tokyo-Mitsubishi, Ltd., and 19 percent owned by other shareholders. Union Bank of California, N.A., is 94 percent owned by UnionBanCal Corporation and 6 percent directly owned by The Bank of Tokyo-Mitsubishi, Ltd.

    THIS DOCUMENT MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED. FOR A DISCUSSION OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER, PLEASE SEE THE DISCUSSION CONTAINED HEREIN AND IN THE COMPANY'S PUBLICLY AVAILABLE SECURITIES AND EXCHANGE COMMISSION FILINGS AND PRESS RELEASES.

    The interim financial information should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996. Certain amounts for prior periods have been reclassified to conform with current financial statement presentation.

MERGER ACCOUNTING

    UnionBanCal Corporation was formed from the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A., on April 1, 1996. The merger was effected by the issuance of 18,134,027 shares of Union Bank common stock in exchange for all the outstanding common shares of BanCal Tri-State Corporation.

    The combination was accounted for as a reorganization of entities under common control (similar to a pooling of interests). Accordingly, all historical financial information has been restated as if the combination had been in effect for all periods presented.

    To facilitate the discussion of the results of operations, the Consolidated Financial Highlights on page 2 and the Analysis of Earnings on page 10 include certain pro forma earnings disclosures. These presentations supplement the Condensed Consolidated Statements of Income on page 3 (which are prepared in accordance with GAAP) with respect to the treatment of merger and integration expense. Management believes that it is meaningful to review the operating results trends excluding merger and integration expense and, therefore, has included information in the Consolidated Financial Highlights and the Analysis of Earnings which presents earnings before and after income taxes, as well as certain financial ratios, excluding merger and integration expense.

SUMMARY

    Net income in the first quarter of 1997 was $93 million, after $4 million of after-tax merger and integration expense recorded in connection with the April 1, 1996, combination of Union Bank and BanCal Tri-State Corporation. Net income applicable to common stock was $84 million, or $1.54 per common share, in the first quarter of 1997, compared with $77 million, or $1.40 per common share, in the first quarter of 1996. Pro forma earnings, excluding after-tax merger and integration expense, were $96 million, an increase of 14 percent from a year earlier. Pro forma earnings applicable to common stock were $88 million, or $1.60 per common share, an increase of 14 percent over the first quarter of 1996. Other comparisons of the first quarter of 1997 with the first quarter of 1996 are as follows:

    - Net interest income on a taxable-equivalent basis was $295 million in the first quarter of 1997, a $2 million, or 1 percent, decrease from one year earlier. The net interest margin declined 22 basis points to 4.69 percent, largely due to lower loan yields.

    - No provision for credit losses was recorded, compared with $10 million in the first quarter of 1996, reflecting improvement in the quality of the loan portfolio. Nonperforming assets were $167 million at March 31, 1997, a decrease of $61 million, or 27 percent, from March 31, 1996. Total nonaccrual loans at March 31, 1997 and 1996, were $137 million and $192 million, respectively. This decrease caused a drop in the ratio of nonaccrual and renegotiated loans to total loans from 0.95% to 0.65%. The allowance for credit losses was $523 million, or 383 percent of total nonaccrual loans, at March 31, 1997, compared with an allowance of $547 million, or 285 percent of total nonaccrual loans, at March 31, 1996. Net loans charged off in the first quarter of 1997 were $1 million, or 0.02% of average loans outstanding, compared with $18 million, or 0.35% of average loans outstanding, in the same period a year ago.

    - Noninterest income was $115 million, an increase of $12 million over the first quarter of 1996, due primarily to an $8 million gain from a real estate joint venture.

    - Noninterest expense, excluding $6 million of merger and integration expense, was $247 million, a $5 million, or 2 percent, decrease from the first quarter of 1996. A decrease of $4 million in personnel-related and occupancy expense was the result of consolidations stemming from the merger. In addition, foreclosed asset expense declined $3 million. These decreases were partially offset by increases in credit card and data processing expense.

    - The return on average assets increased to 1.30% from 1.22%. The return on average common equity increased to 15.12% from 13.97%. Excluding the after-tax effect of merger and integration expense, the pro forma return on average assets increased to 1.35% from 1.22%, while the pro forma return on average common equity increased to 15.71% from 13.97%.

    - Total loans at March 31, 1997, were $21.1 billion, an increase of $759 million, or 4 percent, over March 31, 1996, due primarily to growth in the commercial mortgage portfolio.

    - The Tier 1 and Total risk-based capital ratios were 9.15% and 10.85% at March 31, 1997, compared with 9.00% and 11.32% at March 31, 1996. The decrease in the Total risk-based capital ratio was due to the redemption of subordinated debt in the first quarter of 1997. The first quarter 1997 leverage ratio was 8.60%, compared with 8.35% for the first quarter of 1996.

ANALYSIS OF EARNINGS

                                                                        FOR THE THREE MONTHS ENDED
                                                      --------------------------------------------------------------
                                                       MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,  MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                    1997          1996          1996          1996      1996
----------------------------------------------------  -----------  ------------  -------------   --------  ---------
EARNINGS SUMMARY
  Interest income (1)...............................   $ 486,452    $  490,803     $482,404      $475,625  $485,196
  Interest expense..................................     191,000       196,236      189,727       185,362   187,401
                                                      -----------  ------------  -------------   --------  ---------
  Net interest income (1)...........................     295,452       294,567      292,677       290,263   297,795
  Provision for credit losses.......................      --            10,000       10,000        10,000    10,000
  Noninterest income................................     114,786       102,972      107,280       105,550   102,874
  Noninterest expense, excluding merger and
    integration expense(2)..........................     247,101       254,375      258,523       252,518   252,024
                                                      -----------  ------------  -------------   --------  ---------
  Income before merger and integration expense and
    income taxes (1)(2).............................     163,137       133,164      131,434       133,295   138,645
  Merger and integration expense(2).................       6,037        30,646       25,552        61,266     --
                                                      -----------  ------------  -------------   --------  ---------
  Income before income taxes (1)....................     157,100       102,518      105,882        72,029   138,645
  Taxable-equivalent adjustment.....................       1,421         1,483        1,089         2,024     2,128
  Income tax expense................................      63,177        41,234       42,810        25,597    53,251
                                                      -----------  ------------  -------------   --------  ---------
  Net income........................................   $  92,502    $   59,801     $ 61,983      $ 44,408  $ 83,266
                                                      -----------  ------------  -------------   --------  ---------
                                                      -----------  ------------  -------------   --------  ---------
  Net income applicable to:.........................
    Common stock....................................   $  84,291    $   53,472     $ 55,745      $ 39,096  $ 76,768
                                                      -----------  ------------  -------------   --------  ---------
                                                      -----------  ------------  -------------   --------  ---------
    Parent direct interest in bank subsidiary.......   $   5,385    $    3,503     $  3,411      $  2,486  $  3,672
                                                      -----------  ------------  -------------   --------  ---------
                                                      -----------  ------------  -------------   --------  ---------

RECAP OF EARNINGS
  Net income........................................   $  92,502    $   59,801     $ 61,983      $ 44,408  $ 83,266
  Merger and integration expense (after-tax)(2).....       3,550        18,570       15,025        38,323     --
                                                      -----------  ------------  -------------   --------  ---------
  Pro forma earnings, excluding merger and
    integration expense(2)..........................   $  96,052    $   78,371     $ 77,008      $ 82,731  $ 83,266
                                                      -----------  ------------  -------------   --------  ---------
                                                      -----------  ------------  -------------   --------  ---------
  Net income applicable to common stock.............   $  84,291    $   53,472     $ 55,745      $ 39,096  $ 76,768
  Merger and integration expense (after-tax)
    applicable to common stock(2)...................       3,338        17,460       14,128        36,036     --
                                                      -----------  ------------  -------------   --------  ---------
  Pro forma earnings applicable to common stock,
    excluding merger and integration expense(2).....   $  87,629    $   70,932     $ 69,873      $ 75,132  $ 76,768
                                                      -----------  ------------  -------------   --------  ---------
                                                      -----------  ------------  -------------   --------  ---------

PER COMMON SHARE
  Net income........................................   $    1.54    $     0.98     $   1.02      $   0.71  $   1.40
  Merger and integration expense (after-tax) (2)....        0.06          0.32         0.26          0.66     --
                                                      -----------  ------------  -------------   --------  ---------
  Pro forma earnings, excluding merger and
    integration expense (2).........................   $    1.60    $     1.30     $   1.28      $   1.37  $   1.40
                                                      -----------  ------------  -------------   --------  ---------
                                                      -----------  ------------  -------------   --------  ---------
  Dividends (3).....................................   $    0.35    $     0.35     $   0.35      $   0.35  $   0.35
  Book value (end of period)........................       41.76         40.74        40.04         39.29     39.07
  Weighted average common shares outstanding (in
    thousands)......................................      54,765        54,760       54,759        54,752    54,690

--------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) See page 8, "Introduction", for a description of merger accounting and pro forma earnings presentations.

(3) The dividend amount for the first quarter of 1996 is based on Union Bank only and does not include a dividend of $145 million paid to The Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.

NET INTEREST INCOME

    The table below shows the major components of net interest income and net interest margin.

                                                                         FOR THE THREE MONTHS ENDED
                                                       ---------------------------------------------------------------
                                                               MARCH 31, 1997                 DECEMBER 31, 1996
                                                       ------------------------------   ------------------------------
                                                                    INTEREST  AVERAGE                INTEREST  AVERAGE
                                                                    INCOME/   YIELD/                 INCOME/   YIELD/
                                                         AVERAGE    EXPENSE    RATE       AVERAGE    EXPENSE    RATE
(DOLLARS IN THOUSANDS)                                   BALANCE      (1)       (1)       BALANCE      (1)       (1)
-----------------------------------------------------  -----------  --------  -------   -----------  --------  -------
ASSETS
Loans: (2)
  Domestic...........................................  $19,818,799  $401,456    8.19%   $19,632,870  $404,481    8.20%
  Foreign............................................    1,250,023   19,307     6.26      1,210,820   18,864     6.20
Investment securities--taxable (3)...................    2,312,482   35,829     6.24      2,234,788   34,408     6.14
Investment securities--tax-exempt (3)................      134,157    3,348     9.98        142,155    3,568    10.04
Interest bearing deposits in banks...................      802,784   11,199     5.66        980,076   14,126     5.73
Federal funds sold and securities purchased under
  resale agreements..................................      733,499    9,840     5.44        606,687    8,403     5.51
Trading account securities...........................      396,277    5,473     5.60        488,505    6,953     5.66
                                                       -----------  --------            -----------  --------
    Total earning assets.............................   25,448,021  486,452     7.73     25,295,901  490,803     7.72
                                                                    --------                         --------
Allowance for credit losses..........................     (531,621)                        (534,247)
Cash and due from banks..............................    2,032,209                        2,020,856
Premises and equipment, net..........................      416,582                          430,765
Other assets.........................................    1,425,210                        1,378,108
                                                       -----------                      -----------
    Total assets.....................................  $28,790,401                      $28,591,383
                                                       -----------                      -----------
                                                       -----------                      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Interest bearing...................................  $ 5,212,126   35,961     2.80    $ 5,121,292   35,806     2.78
  Savings and consumer time..........................    2,918,508   27,025     3.76      2,892,147   27,342     3.76
  Large time.........................................    4,755,047   63,419     5.41      4,759,405   65,018     5.43
Deposits in foreign offices..........................    1,540,546   17,909     4.71      1,486,542   17,720     4.74
                                                       -----------  --------            -----------  --------
    Total interest bearing deposits..................   14,426,227  144,314     4.06     14,259,386  145,886     4.07
                                                       -----------  --------            -----------  --------
Federal funds purchased and securities sold under
  repurchase agreements..............................      819,980   10,391     5.14        692,535    8,784     5.05
Subordinated capital notes...........................      343,111    5,503     6.51        391,685    6,489     6.59
Other borrowed funds.................................    2,291,772   30,792     5.45      2,521,206   35,077     5.53
                                                       -----------  --------            -----------  --------
    Total borrowed funds.............................    3,454,863   46,686     5.48      3,605,426   50,350     5.56
                                                       -----------  --------            -----------  --------
    Total interest bearing liabilities...............   17,881,090  191,000     4.33     17,864,812  196,236     4.37
                                                                    --------                         --------
Demand deposits......................................    7,102,730                        7,030,556
Other liabilities....................................    1,279,767                        1,220,071
                                                       -----------                      -----------
    Total liabilities................................   26,263,587                       26,115,439
SHAREHOLDERS' EQUITY.................................    2,526,814                        2,475,944
                                                       -----------                      -----------
    Total liabilities and shareholders' equity.......  $28,790,401                      $28,591,383
                                                       -----------                      -----------
                                                       -----------                      -----------
Net interest income/margin (taxable-equivalent
  basis).............................................               295,452     4.69%                294,567     4.63%
Less: taxable-equivalent adjustment..................                 1,421                            1,483
                                                                    --------                         --------
    Net interest income..............................               $294,031                         $293,084
                                                                    --------                         --------
                                                                    --------                         --------

------------------------------

(1) Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) The amortized portion of net loan origination fees (costs) is included in interest income on loans.

(3) Yields on investment securities available for sale were based on fair value. The difference between these yields and those based on amortized cost was not significant.

                                                                   FOR THE THREE MONTHS ENDED
                              -----------------------------------------------------------------------------------------------------
                                    SEPTEMBER 30, 1996                   JUNE 30, 1996                      MARCH 31, 1996
                              ------------------------------   ---------------------------------   --------------------------------
                                           INTEREST  AVERAGE                             AVERAGE                 INTEREST   AVERAGE
                                           INCOME/   YIELD/                  INTEREST    YIELD/                  INCOME/    YIELD/
                                AVERAGE    EXPENSE    RATE       AVERAGE      INCOME/     RATE       AVERAGE     EXPENSE     RATE
(DOLLARS IN THOUSANDS)          BALANCE      (1)       (1)       BALANCE    EXPENSE (1)    (1)       BALANCE       (1)        (1)
----------------------------  -----------  --------  -------   -----------  -----------  -------   -----------  ----------  -------
ASSETS
Loans: (2)
  Domestic..................  $19,453,079  $402,143    8.22%   $19,235,527  $  396,344     8.29%   $18,952,230  $ 401,462     8.52%
  Foreign...................    1,198,378   17,847     5.92      1,146,364      17,272     6.06      1,236,196     19,071     6.20
Investment securities--
 taxable (3)................    2,119,276   33,909     6.38      2,082,706      32,099     6.18      2,115,504     32,754     6.21
Investment securities--
 tax-exempt (3).............      147,623    3,735    10.12        157,139       4,024    10.24        161,118      4,124    10.24
Interest bearing deposits in
 banks......................      864,087   12,485     5.75        833,804      11,821     5.70        968,391     14,277     5.93
Federal funds sold and
 securities purchased under
 resale agreements..........      433,494    6,028     5.53        547,527       7,396     5.43        603,083      8,419     5.61
Trading account securities..      439,227    6,257     5.67        489,698       6,669     5.48        357,493      5,089     5.73
                              -----------  --------            -----------  -----------  -------   -----------  ----------
    Total earning assets....   24,655,164  482,404     7.78     24,492,765     475,625     7.81     24,394,015    485,196     8.00
                                           --------                         -----------                         ----------
Allowance for credit
 losses.....................     (543,646)                        (546,744)                           (554,716)
Cash and due from banks.....    1,918,643                        1,911,415                           1,852,328
Premises and equipment,
 net........................      425,019                          427,181                             420,765
Other assets................    1,526,714                        1,513,584                           1,316,329
                              -----------                      -----------                         -----------
    Total assets............  $27,981,894                      $27,798,201                         $27,428,721
                              -----------                      -----------                         -----------
                              -----------                      -----------                         -----------
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Deposits in domestic
 offices:
  Interest bearing..........  $ 5,037,400   34,137     2.70    $ 4,924,269      33,148     2.71    $ 4,919,560     32,730     2.68
  Savings and consumer
    time....................    2,854,894   26,294     3.66      2,816,501      25,695     3.67      2,784,453     26,019     3.76
  Large time................    4,137,305   55,932     5.38      3,724,302      48,160     5.20      3,752,113     49,849     5.34
Deposits in foreign
 offices....................    1,512,042   18,244     4.80      1,504,478      17,731     4.74      1,513,311     17,742     4.72
                              -----------  --------            -----------  -----------            -----------  ----------
    Total interest bearing
      deposits..............   13,541,641  134,607     3.95     12,969,550     124,734     3.87     12,969,437    126,340     3.92
                              -----------  --------            -----------  -----------            -----------  ----------
Federal funds purchased and
 securities sold under
 repurchase agreements......      817,236   10,466     5.09      1,022,271      12,208     4.80      1,205,613     15,637     5.22
Subordinated capital
 notes......................      452,211    7,492     6.59        495,369       7,889     6.40        497,413      8,235     6.66
Other borrowed funds........    2,759,849   37,162     5.36      3,032,052      40,531     5.38      2,655,761     37,189     5.63
                              -----------  --------            -----------  -----------            -----------  ----------
    Total borrowed funds....    4,029,296   55,120     5.44      4,549,692      60,628     5.36      4,358,787     61,061     5.63
                              -----------  --------            -----------  -----------            -----------  ----------
    Total interest bearing
      liabilities...........   17,570,937  189,727     4.30     17,519,242     185,362     4.26     17,328,224    187,401     4.35
                                           --------                         -----------                         ----------
Demand deposits.............    6,640,131                        6,560,900                           6,420,636
Other liabilities...........    1,335,204                        1,291,592                           1,175,914
                              -----------                      -----------                         -----------
    Total liabilities.......   25,546,272                       25,371,734                          24,924,774
SHAREHOLDERS' EQUITY........    2,435,622                        2,426,467                           2,503,947
                              -----------                      -----------                         -----------
    Total liabilities and
      shareholders' equity..  $27,981,894                      $27,798,201                         $27,428,721
                              -----------                      -----------                         -----------
                              -----------                      -----------                         -----------
Net interest income/margin
 (taxable-equivalent
 basis).....................               292,677     4.72%                   290,263     4.77%                  297,795     4.91%
Less: taxable-equivalent
 adjustment.................                 1,089                               2,024                              2,128
                                           --------                         -----------                         ----------
    Net interest income.....               $291,588                         $  288,239                          $ 295,667
                                           --------                         -----------                         ----------
                                           --------                         -----------                         ----------

------------------------------

(1) Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) The amortized portion of net loan origination fees (costs) is included in interest income on loans.

(3) Yields on investment securities available for sale were based on fair value. The difference between these yields and those based on amortized cost was not significant.

    Net interest income is interest earned on loans and investments less interest expense on deposit accounts and borrowings. Primary factors affecting the level of net interest income include the margin between the yield earned on interest earning assets and the rate paid on interest bearing liabilities, as well as the composition of average interest earning assets and average interest bearing liabilities.

    Net interest income on a taxable-equivalent basis was $295 million for the first quarter of 1997 and $298 million for the first quarter of 1996. This decrease of $3 million was primarily attributable to a decrease in the net interest margin from 4.91% to 4.69%, largely offset by growth in earning assets. The decline in the net interest margin resulted from an increase in the cost of lower cost sources of funds and a decrease in the average yield on assets. The cost of domestic interest bearing core deposits (excluding large time) increased by 7 basis points, while the yield on domestic loans dropped by 33 basis points. The negative effect of these factors on the net interest margin was partly offset by an increase in the proportion of funding provided by demand deposits and interest bearing core deposits.

    Average earning assets were $25.4 billion in the first quarter of 1997, compared with $24.4 billion in the first quarter of 1996. Average loans were up $880 million, or 4 percent, while average investment securities were $170 million higher. See "Loans" for additional commentary on growth in the loan portfolio. The increase in investment securities reflected interest rate risk management actions to reduce the Company's exposure to declines in interest rates.

    The $1.0 billion, or 4 percent, growth in average earning assets from the first quarter of 1996 to the first quarter of 1997 was funded primarily by increases in demand deposits and interest bearing core deposits. Increases in these categories were: demand deposits $682 million, or 11 percent; interest bearing deposits $293 million, or 6 percent; and savings and consumer time deposits $134 million, or 5 percent. Since these categories of deposits all grew faster than earning assets, the average proportion of funding provided by non-interest bearing and interest bearing core deposits increased from 61 percent in the first quarter of 1996 to 62 percent in the same period of 1997.

NONINTEREST INCOME

                                                                      FOR THE THREE MONTHS ENDED
                                                    ---------------------------------------------------------------
                                                    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,   MARCH 31,
(DOLLARS IN THOUSANDS)                                 1997         1996          1996          1996        1996
--------------------------------------------------  ----------  ------------  -------------  ----------  ----------
Service charges on deposit accounts...............  $   27,121   $   26,148    $    26,799   $   25,067  $   23,961
Trust fees........................................      23,898       23,824         24,098       23,309      22,248
International commissions and fees................      15,079       16,586         16,120       17,124      16,278
Credit card merchant fees.........................      13,044       11,554         13,721       12,905      11,598
Merchant banking fees.............................       8,380        4,718          4,729        5,234       9,248
Investment services...............................       4,979        5,182          5,225        4,714       4,259
Foreign exchange..................................       3,469        3,598          2,641        3,330       3,686
Investment securities gains, net..................         471          637            628        2,621         616
Other.............................................      18,345       10,725         13,319       11,246      10,980
                                                    ----------  ------------  -------------  ----------  ----------
  Total noninterest income........................  $  114,786   $  102,972    $   107,280   $  105,550  $  102,874
                                                    ----------  ------------  -------------  ----------  ----------
                                                    ----------  ------------  -------------  ----------  ----------

    In the first quarter of 1997, the Company had noninterest income of $115 million, compared with $103 million for the same period in 1996. This increase of $12 million was primarily due to $8 million of gains from a real estate-related joint venture (included in "Other"), a $3 million increase in service charges on deposits arising from an increase in the volume of non-credit services provided, a $2 million increase in trust fees due to growth in the Company's proprietary mutual funds, and a $1 million increase in credit card fees, resulting from increased merchant volume.

NONINTEREST EXPENSE

                                                                      FOR THE THREE MONTHS ENDED
                                                    ---------------------------------------------------------------
                                                    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,   MARCH 31,
(DOLLARS IN THOUSANDS)                                 1997         1996          1996          1996        1996
--------------------------------------------------  ----------  ------------  -------------  ----------  ----------
Salaries and other compensation...................  $  108,601   $  109,201    $   113,416   $  114,281  $  111,895
Employee benefits.................................      32,187       27,724         24,591       25,683      30,456
                                                    ----------  ------------  -------------  ----------  ----------
  Personnel-related expense.......................     140,788      136,925        138,007      139,964     142,351
Occupancy.........................................      19,630       21,671         35,439       24,270      21,955
Equipment.........................................      13,687       14,790         14,003       13,336      13,813
Communications....................................      10,268        9,203          8,713        9,334       8,687
Credit card processing............................       9,722        9,065          9,619       10,038       8,369
Data processing...................................       6,423        6,565          5,568        4,689       5,318
Printing and office supplies......................       6,169        6,614          7,939        6,434       6,098
Advertising and public relations..................       6,009        9,585          5,508        6,702       6,993
Software..........................................       4,729        4,575          3,966        3,678       3,676
Professional services.............................       4,719        5,737          6,144        6,592       5,869
Intangible asset amortization.....................       3,338        3,321          3,338        3,338       3,338
Travel............................................       3,195        4,487          3,553        3,822       3,074
Armored car.......................................       3,113        4,778          4,458        4,171       4,085
Foreclosed asset expense (income).................         411         (556)          (696)         867       3,274
Other.............................................      14,900       17,615         12,964       15,283      15,124
                                                    ----------  ------------  -------------  ----------  ----------
  Noninterest expense, excluding merger and
    integration expense...........................     247,101      254,375        258,523      252,518     252,024
Merger and integration expense....................       6,037       30,646         25,552       61,266      --
                                                    ----------  ------------  -------------  ----------  ----------
  Total noninterest expense.......................  $  253,138   $  285,021    $   284,075   $  313,784  $  252,024
                                                    ----------  ------------  -------------  ----------  ----------
                                                    ----------  ------------  -------------  ----------  ----------

    Noninterest expense, excluding merger and integration expense of $6 million, was $247 million for the first quarter of 1997, compared with $252 million for the first quarter of 1996. This decrease of $5 million, or 2 percent, resulted principally from a $2 million decrease in personnel-related expense (due to a decline in full-time equivalent employees from 10,002 to 9,444 during the last twelve months and a reduction in contract labor), a decrease in occupancy expense of $2 million resulting from consolidation of administrative functions and closure of 20 banking offices, and a decrease of $3 million in foreclosed asset expense. These expense reductions were partly offset by an increase of $3 million in outside credit card and data processing services, which directly supported a $4 million increase in revenue from non-credit services.

MERGER AND INTEGRATION EXPENSE

    In connection with the merger, $6 million of merger and integration expense was recognized in the first quarter of 1997. These costs included severance, retention, and other employee-related costs ($1 million); professional fees ($1 million); and other merger and integration related expenses ($4 million). Since the combination of Union Bank and BanCal Tri-State Corporation on April 1, 1996, merger and integration expense totaling $124 million has been recorded. No further merger and integration charges are expected in connection with the merger.

    The table that follows presents merger and integration expense provisions in 1996 and the first quarter of 1997, the cash and noncash utilization of those expense provisions during the periods, and the resulting liability balances as of March 31, 1997, and December 31, 1996.

                                                                         THREE MONTHS ENDED   TWELVE MONTHS ENDED
(DOLLARS IN THOUSANDS)                                                     MARCH 31, 1997      DECEMBER 31, 1996
-----------------------------------------------------------------------  -------------------  --------------------
Balance, accrued merger and integration expense, beginning of period...       $  54,344            $   --
Provision for merger and integration costs.............................           6,037               117,464
Utilization:
  Cash.................................................................          15,360                40,155
  Noncash..............................................................          --                    22,965
                                                                                -------               -------
    Total utilization..................................................          15,360                63,120
                                                                                -------               -------
Balance, accrued merger and integration expense, end of period.........       $  45,021            $   54,344
                                                                                -------               -------
                                                                                -------               -------

    The Company's liquidity has not been significantly affected by these cash outlays, and future cash outlays are not expected to impact liquidity.

INCOME TAX EXPENSE

    The effective tax rates for the three months ended March 31, 1997 and 1996, were 40.6 percent and 39.0 percent, respectively. The increase in the effective tax rate was primarily attributable to an increase in the effective state tax rates as a result of the combination of Union Bank with BanCal Tri-State Corporation and of their parents, The Bank of Tokyo, Ltd. and The Mitsubishi Bank, Limited, on April 1, 1996.

LOANS

                                         MARCH 31,    DECEMBER 31,   SEPTEMBER 30,    JUNE 30,       MARCH 31,
(DOLLARS IN THOUSANDS)                     1997           1996           1996           1996           1996
-------------------------------------  -------------  -------------  -------------  -------------  -------------
Domestic:
  Commercial, financial and
    industrial.......................  $   9,676,131  $   9,492,255  $   9,603,845  $   9,439,260  $   9,538,015
  Construction.......................        331,149        357,817        362,324        365,946        384,792
  Mortgage:
    Residential......................      2,973,411      2,960,908      3,005,167      3,026,548      2,881,026
    Commercial.......................      2,650,511      2,597,616      2,485,963      2,301,144      2,204,438
                                       -------------  -------------  -------------  -------------  -------------
      Total mortgage.................      5,623,922      5,558,524      5,491,130      5,327,692      5,085,464
  Consumer:
    Installment......................      2,061,883      2,063,434      2,038,849      1,943,889      1,840,078
    Home equity......................      1,064,357      1,113,269      1,137,454      1,166,428      1,185,188
    Credit card and other lines of
      credit.........................        284,009        303,235        296,131        298,798        295,112
                                       -------------  -------------  -------------  -------------  -------------
      Total consumer.................      3,410,249      3,479,938      3,472,434      3,409,115      3,320,378
  Lease financing....................        824,325        800,048        823,082        830,889        830,098
                                       -------------  -------------  -------------  -------------  -------------
      Total loans in domestic
        offices......................     19,865,776     19,688,582     19,752,815     19,372,902     19,158,747
Loans originated in foreign
 branches............................      1,234,150      1,209,523      1,193,950      1,107,776      1,182,588
                                       -------------  -------------  -------------  -------------  -------------
      Total loans....................  $  21,099,926  $  20,898,105  $  20,946,765  $  20,480,678  $  20,341,335
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------

    The Company's lending activities are predominantly domestic, with such loans comprising approximately 94 percent of the portfolio at March 31, 1997. Total loans at March 31, 1997, were $21.1 billion, an increase of $759 million, or 4 percent, from March 31, 1996. The increase was primarily attributable to growth in the residential and commercial mortgage portfolio, which increased $538 million.

    Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are principally to major corporations, middle market businesses, and small businesses, with no industry concentration exceeding ten percent of the total. At March 31, 1997 and 1996, the commercial, financial and industrial loan portfolio was $9.7 billion, or 46 percent of total loans, and $9.5 billion, or 47 percent of total loans, respectively.

    The construction loan portfolio totaled $331 million, or 2 percent of total loans, at March 31, 1997, compared with $385 million, or 2 percent of total loans, at March 31, 1996.

    Mortgage loans were $5.6 billion, or 27 percent of total loans, at March 31, 1997, and $5.1 billion, or 25 percent of total loans, at March 31, 1996. The mortgage loan portfolio consists of loans on commercial and industrial projects and loans secured by one to four family residential properties, primarily in California. Commercial mortgages increased $446 million from March 31, 1996, primarily due to originations of mini perm loans ranging from $1 million to $10 million.

    Consumer loans totaled $3.4 billion, or 16 percent of total loans, at March 31, 1997, compared with $3.3 billion, or 16 percent of total loans, at March 31, 1996. This portfolio is primarily comprised of installment loans and home equity loans. Installment loans increased $222 million from March 31, 1996, due to increases in automobile lending.

    Lease financing totaled $824 million, or 4 percent of total loans, at March 31, 1997, compared with $830 million, or 4 percent of total loans, at March 31, 1996.

    Loans originated in foreign branches totaled $1.2 billion, or 6 percent of total loans, at March 31, 1997 and 1996.

ALLOWANCE FOR CREDIT LOSSES

    The allowance for credit losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the credit and lease portfolio, including commitments to provide financing. The allowance is increased by the provision for credit losses, which is charged against current period operating results, and is decreased by the amount of net loans charged off during the period. In evaluating the adequacy of the allowance for credit losses, management incorporates such factors as collateral value, portfolio composition and concentration, and trends in local and national economic conditions and the related impact on the financial strength of the Company's borrowers. While the allowance is segmented by broad portfolio categories to analyze its adequacy, the allowance is general in nature and is available for the portfolio in its entirety. Although management believes that the allowance for credit losses is adequate, without any provision for credit losses in the first quarter of 1997, future provisions will be subject to continuing evaluation of inherent risk in the loan portfolio.

    The table below sets forth a reconciliation of changes in the allowance for credit losses.

                                                                   FOR THE THREE MONTHS ENDED
                                                 ---------------------------------------------------------------
                                                 MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,   MARCH 31,
(DOLLARS IN THOUSANDS)                              1997         1996          1996          1996        1996
-----------------------------------------------  ----------  ------------  -------------  ----------  ----------
Balance, beginning of period...................  $  523,946   $  535,087    $   545,345   $  547,401  $  555,149
Loans charged off:
    Commercial, financial and industrial.......       5,175       13,280         10,289        6,628      11,937
    Construction...............................      --            2,376        --               806          67
    Mortgage...................................       1,888        1,706          5,086        2,621       4,070
    Consumer...................................      12,539       18,083         12,293       12,162      13,823
    Lease financing............................         969          683            716          577         647
    Loans originated in foreign branches.......      --               42          1,256           49          30
                                                 ----------  ------------  -------------  ----------  ----------
      Total loans charged off..................      20,571       36,170         29,640       22,843      30,574
Recoveries of loans previously charged off:
    Commercial, financial and industrial.......       7,540        7,887          4,030        4,271       6,153
    Construction...............................       6,891            2        --               129           1
    Mortgage...................................       1,474        4,310          2,230        3,097       2,640
    Consumer...................................       3,481        2,786          3,027        3,147       3,946
    Lease financing............................          74           44             95          143          86
    Loans originated in foreign branches.......      --           --            --            --          --
                                                 ----------  ------------  -------------  ----------  ----------
      Total recoveries of loans previously
        charged off............................      19,460       15,029          9,382       10,787      12,826
                                                 ----------  ------------  -------------  ----------  ----------
        Net loans charged off..................       1,111       21,141         20,258       12,056      17,748
Provision for credit losses....................      --           10,000         10,000       10,000      10,000
                                                 ----------  ------------  -------------  ----------  ----------
Balance, end of period.........................  $  522,835   $  523,946    $   535,087   $  545,345  $  547,401
                                                 ----------  ------------  -------------  ----------  ----------
                                                 ----------  ------------  -------------  ----------  ----------
Allowance for credit losses to total loans.....        2.48%        2.51%          2.55%        2.66%       2.69%
Provision for credit losses to net loans
 charged off...................................      --            47.30          49.36        82.95       56.34
Recoveries of loans to loans charged off in the
 previous period...............................       53.80        50.71          41.07        35.28       33.46
Net loans charged off to average loans
 outstanding for the period (1)................        0.02         0.40           0.39         0.24        0.35

------------------------------

(1)  Annualized.

    At March 31, 1997, the Company's allowance for credit losses was $523 million, or 2.48 percent of total loans, and 383 percent of total nonaccrual loans, compared with an allowance for credit losses of $547 million, or 2.69 percent of total loans, and 285 percent of total nonaccrual loans at March 31, 1996.

    During the first three months of 1997, the Company recorded no provision for credit losses. This resulted from management's regular quarterly assessment of overall credit quality and economic conditions in relation to the level of the allowance for credit losses. Future quarterly provisions will be subject to the same evaluation process.

    During the first quarter of 1997, the Company had net loans charged off of $1 million, compared with $18 million in the first quarter of 1996. Loans charged off in the first quarter of 1997 were lower than in any quarter in 1996. In addition, there were $19 million in recoveries during the first quarter of 1997, including a recovery of $7 million on one construction loan. Net loans charged off as a percentage of average total loans for the first quarter of 1997 dropped to 0.02%, compared with 0.35% for the same quarter a year ago.

    The Company evaluates its loan portfolio for impairment as defined by Statement of Financial Accounting Standard No. 114, as amended. At March 31, 1997, total impaired loans were $125 million, and the associated impairment allowance was $15 million, compared with total impaired loans of $158 million and an associated impairment allowance of $13 million, at March 31, 1996.

NONPERFORMING ASSETS

                                                 MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,   MARCH 31,
(DOLLARS IN THOUSANDS)                              1997         1996          1996          1996        1996
-----------------------------------------------  ----------  ------------  -------------  ----------  ----------
Nonaccrual loans:
    Commercial, financial and industrial.......  $   70,778   $   56,864    $    70,920   $   94,303  $   81,028
    Construction...............................       5,009        7,349         10,670       10,974      30,630
    Mortgage:
      Residential..............................       3,244       11,214         10,577       16,083      17,961
      Commercial...............................      57,636       52,593         54,904       66,911      61,108
                                                 ----------  ------------  -------------  ----------  ----------
        Total mortgage.........................      60,880       63,807         65,481       82,994      79,069
    Other......................................      --              247            704        3,223       1,089
                                                 ----------  ------------  -------------  ----------  ----------
        Total nonaccrual loans.................     136,667      128,267        147,775      191,494     191,816
Renegotiated loans.............................      --           --            --               681       1,385
Foreclosed assets..............................      30,378       28,517         32,882       35,998      34,999
                                                 ----------  ------------  -------------  ----------  ----------
      Total nonperforming assets...............  $  167,045   $  156,784    $   180,657   $  228,173  $  228,200
                                                 ----------  ------------  -------------  ----------  ----------
                                                 ----------  ------------  -------------  ----------  ----------
Allowance for credit losses....................  $  522,835   $  523,946    $   535,087   $  545,345  $  547,401
                                                 ----------  ------------  -------------  ----------  ----------
                                                 ----------  ------------  -------------  ----------  ----------
Nonaccrual and renegotiated loans to total
 loans ........................................        0.65%        0.61%          0.71%        0.94%       0.95%
Nonaccrual loans to allowance for credit losses
 ..............................................       26.14        24.48          27.62        35.11       35.04
Nonperforming assets to total loans and
 foreclosed assets ............................        0.79         0.75           0.86         1.11        1.12
Nonperforming assets to total assets ..........        0.57         0.54           0.63         0.81        0.81

    At March 31, 1997, nonaccrual and renegotiated loans totaled $137 million, a decrease of $57 million, or 29 percent, from a year earlier. The decrease was primarily the result of reductions of $26 million in nonaccrual construction loans, $15 million in nonaccrual residential mortgage loans, and $10 million in nonaccrual commercial, financial and industrial loans. Foreclosed assets declined $5 million due to sales of individual assets. Nonperforming assets increased $10 million from December 31, 1996, primarily due to the addition of a single nonaccrual commercial, financial and industrial loan of $17 million.

    Nonaccrual loans as a percentage of total loans were 0.65% at March 31, 1997, compared with 0.95% at March 31, 1996. Nonperforming assets as a percentage of total loans and foreclosed assets were 0.79% at March 31, 1997, compared with 1.12% at March 31, 1996.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

                                                    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,  JUNE 30,    MARCH 31,
(DOLLARS IN THOUSANDS)                                1997          1996          1996         1996        1996
-------------------------------------------------  -----------  ------------  -------------  ---------  -----------
 Commercial, financial and industrial............   $   4,419    $    4,527     $     521    $   1,800   $   3,756
  Construction...................................       5,081        --             2,325          188       1,716
  Mortgage:
    Residential..................................      10,952         8,969         9,838        7,110      12,208
    Commercial...................................      13,742           168        16,372          117       2,949
                                                   -----------  ------------  -------------  ---------  -----------
      Total mortgage.............................      24,694         9,137        26,210        7,227      15,157
  Consumer and other.............................      11,865        10,028        13,643        6,867       7,786
                                                   -----------  ------------  -------------  ---------  -----------
      Total loans 90 days or more past due and
        still accruing...........................   $  46,059    $   23,692     $  42,699    $  16,082   $  28,415
                                                   -----------  ------------  -------------  ---------  -----------
                                                   -----------  ------------  -------------  ---------  -----------

    Total loans 90 days or more past due and still accruing were $46 million at March 31, 1997, compared with $28 million at March 31, 1996. Included in the March 31, 1997, balance was a single commercial mortgage loan of $11 million, which was repaid in April 1997, and a single construction loan of $5 million, which was placed on nonaccrual status in April 1997.

LIQUIDITY

    Liquidity refers to the Company's ability to adjust its future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The Company's liquidity management draws upon the strengths of its extensive retail and commercial market business franchise, coupled with its ability to obtain funds for various terms in a variety of domestic and international money markets.

    Core deposits provide the Company with a sizable source of relatively stable and low-cost funds. In the first quarter of 1997, lower cost sources of funds, which include demand deposits and interest bearing core deposits, funded 62 percent of average earning assets. Most of the remaining funding was provided by short-term borrowing in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper, and other borrowings.

REGULATORY CAPITAL

                                                                                                       MINIMUM
                           MARCH 31,    DECEMBER 31,   SEPTEMBER 30,    JUNE 30,       MARCH 31,     REGULATORY
(DOLLARS IN THOUSANDS)       1997           1996           1996           1996           1996        REQUIREMENT
-----------------------  -------------  -------------  -------------  -------------  -------------  -------------
CAPITAL COMPONENTS
Tier 1 capital.........  $   2,467,312  $   2,395,580  $   2,349,483  $   2,308,038  $   2,282,662
Tier 2 capital.........        458,135        551,074        552,768        594,911        590,262
                         -------------  -------------  -------------  -------------  -------------
Total risk-based
 capital...............  $   2,925,447  $   2,946,654  $   2,902,251  $   2,902,949  $   2,872,924
                         -------------  -------------  -------------  -------------  -------------
                         -------------  -------------  -------------  -------------  -------------
Risk-weighted assets...  $  26,963,265  $  26,390,288  $  25,994,269  $  25,827,724  $  25,370,424
                         -------------  -------------  -------------  -------------  -------------
                         -------------  -------------  -------------  -------------  -------------
Quarterly average
 assets................  $  28,702,616  $  28,496,355  $  27,885,645  $  27,699,256  $  27,326,426
                         -------------  -------------  -------------  -------------  -------------
                         -------------  -------------  -------------  -------------  -------------
CAPITAL RATIOS
Tier 1 risk-based
 capital...............           9.15%          9.08%          9.04%          8.94%          9.00%         4.0%
Total risk-based
 capital...............          10.85          11.17          11.16          11.24          11.32          8.0
Leverage ratio (1).....           8.60           8.41           8.43           8.33           8.35          4.0

------------------------------

(1)  Tier 1 capital divided by quarterly average assets.

    The Company and the Company's subsidiary bank, Union Bank of California, N.A. (the "Bank") are subject to various regulations issued by Federal banking agencies, including minimum capital requirements. The Company and the Bank are required to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (the "leverage ratio").

    Compared with one year earlier, the company's Tier 1 risk-based capital ratio at March 31, 1997, increased 15 basis points to 9.15%, the total risk-based capital ratio declined 47 basis points to 10.85%, and the leverage ratio increased 25 basis points to 8.60%. The increase in the Tier 1 risk-based capital and leverage ratios was due to retained earnings growing faster than risk-weighted assets and average assets, respectively. The decline in the total capital ratio was primarily due to the redemption of $100 million of subordinated debt in the first quarter of 1997, which had the positive effect of increasing net interest income. As of March 31, 1997, management believes the capital ratios of the Bank met all regulatory minimums of a well-capitalized bank.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits Index:

   NO.             DESCRIPTION
---------  ---------------------------
   27      Financial Data Schedule

       (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the first quarter of 1997.

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

                                          Dated:  May 13, 1997