Form 10-Q
period 1997-06-30
UNIONBANCAL CORP
filed 1997-07-31
CIK 1011659

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

                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

  Number of shares of Common Stock outstanding at July 31, 1997: [          ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                           PAGE NUMBER
                                                                                                          -------------
PART I
FINANCIAL INFORMATION

  Consolidated Financial Highlights.....................................................................            2

  Item 1. Financial Statements:
    Condensed Consolidated Statements of Income.........................................................            4
    Condensed Consolidated Balance Sheets...............................................................            5
    Condensed Consolidated Statements of Cash Flows.....................................................            6
    Condensed Consolidated Statements of Shareholders' Equity...........................................            7
    Notes to Condensed Consolidated Financial Statements................................................            8

  Item 2. Management's Discussion and Analysis:
    Introduction........................................................................................           10
    Summary.............................................................................................           11
    Analysis of Earnings................................................................................           13
    Net Interest Income.................................................................................           14
    Noninterest Income..................................................................................           18
    Noninterest Expense.................................................................................           19
    Merger and Integration Expense......................................................................           20
    Income Tax Expense..................................................................................           20
    Loans...............................................................................................           21
    Allowance for Credit Losses.........................................................................           22
    Nonperforming Assets................................................................................           23
    Liquidity...........................................................................................           24
    Regulatory Capital..................................................................................           25

PART II
OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..............................................................           26

  Signatures............................................................................................           26

                         PART I.  FINANCIAL INFORMATION

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                            -----------------------------------------------------
                                                                                                             INCREASE (DECREASE)
                                                                              JUNE 30,        JUNE 30,      ---------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                   1997            1996          AMOUNT     PERCENT
--------------------------------------------------------------------------  -------------   -------------   ----------  ---------
RESULTS OF OPERATIONS:
  Net interest income (1).................................................   $    308,401    $    290,263   $ 18,138       6.25%
  Provision for credit losses.............................................       --                10,000    (10,000)   (100.00)
  Noninterest income......................................................        111,021         105,550      5,471       5.18
  Noninterest expense, excluding merger and integration expense (2).......        255,753         252,518      3,235       1.28
                                                                            -------------   -------------   ----------  ---------
  Income before merger and integration expense and income
    taxes (1)(2)..........................................................        163,669         133,295     30,374      22.79
  Merger and integration expense..........................................       --                61,266    (61,266)   (100.00)
                                                                            -------------   -------------   ----------  ---------
  Income before income taxes (1)..........................................        163,669          72,029     91,640     127.23
  Taxable-equivalent adjustment...........................................          1,385           2,024       (639)    (31.57)
  Income tax expense......................................................         65,739          25,597     40,142     156.82
                                                                            -------------   -------------   ----------  ---------
  Net income..............................................................   $     96,545    $     44,408   $ 52,137     117.40%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
NET INCOME APPLICABLE TO:
  Common stock............................................................   $     88,097    $     39,096   $ 49,001     125.34%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
  Parent direct interest in bank subsidiary...............................   $      5,621    $      2,486   $  3,135     126.11%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
PER COMMON SHARE:
  Net income..............................................................   $       1.61    $       0.71   $   0.90     126.76%
  Pro forma earnings, excluding after-tax merger and integration expense
    (2)...................................................................           1.61            1.37       0.24      17.52
  Dividends...............................................................           0.35            0.35      --          0.00
  Book value (end of period)..............................................          43.15           39.29       3.86       9.82
  Common shares outstanding (end of period)...............................     54,866,952      54,757,877    109,075       0.20
  Weighted average common shares outstanding..............................     54,795,625      54,752,316     43,309       0.08
BALANCE SHEET (END OF PERIOD):
  Total assets............................................................   $ 30,275,150    $ 28,114,916   $2,160,234     7.68%
  Total loans.............................................................     21,951,559      20,480,678   1,470,881      7.18
  Nonperforming assets....................................................        176,199         228,173    (51,974)    (22.78)
  Subordinated capital notes..............................................        482,000         495,369    (13,369)     (2.70)
  Preferred stock.........................................................        135,000         135,000      --          0.00
  Common equity...........................................................      2,367,630       2,151,698    215,932      10.04
BALANCE SHEET (PERIOD AVERAGE):
  Total assets............................................................   $ 29,439,297    $ 27,798,201   $1,641,096     5.90%
  Total loans.............................................................     21,532,898      20,381,891   1,151,007      5.65
  Common equity...........................................................      2,330,809       2,166,783    164,026       7.57
  Earning assets..........................................................     26,006,291      24,492,765   1,513,526      6.18
FINANCIAL RATIOS:
  Return on average assets (3)............................................           1.32%           0.64%      0.68    ts.
  Pro forma return on average assets, excluding after-tax merger
    and integration expense (2)(3)........................................           1.32            1.20       0.12
  Return on average common equity (4).....................................          15.16            7.26       7.90
  Pro forma return on average common equity, excluding after-tax merger
    and integration expense (2)(4)........................................          15.16           13.95       1.21
  Efficiency ratio (5)....................................................          60.87           79.06     (18.19)
  Pro forma efficiency ratio, excluding merger and integration expense
    (2)(5)................................................................          60.87           63.58      (2.71)
  Net interest margin (1).................................................           4.75            4.77      (0.02)
  Tier 1 risk-based capital ratio.........................................         [9.19]            8.94       0.25
  Total risk-based capital ratio..........................................        [11.59]           11.24       0.35
  Leverage ratio..........................................................         [8.68]            8.33       0.35
  Allowance for credit losses to total loans..............................           2.29            2.66      (0.37)
  Allowance for credit losses to nonaccrual loans.........................         343.58          284.78      58.80
  Net loans charged off to average total loans (6)........................           0.39            0.24       0.15
  Nonperforming assets to total loans and foreclosed assets...............           0.80            1.11      (0.31)
  Nonperforming assets to total assets....................................           0.58            0.81      (0.23)

------------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) See page 9, "Merger Accounting", for a description of merger accounting and pro forma earnings presentations.
(3)  Based on annualized net income.
(4)  Based on annualized net income applicable to common stock.
(5) The efficiency ratio is noninterest expense, excluding foreclosed asset expense, as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense was $0.5 million in the second quarter of 1997 and $0.9 million in the second quarter of 1996.
(6)  Annualized.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED)
                                  (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                            -----------------------------------------------------
                                                                                                             INCREASE (DECREASE)
                                                                              JUNE 30,        JUNE 30,      ---------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                   1997            1996          AMOUNT     PERCENT
--------------------------------------------------------------------------  -------------   -------------   ----------  ---------
RESULTS OF OPERATIONS:
  Net interest income (1).................................................   $    603,853    $    588,058   $   15,795     2.69%
  Provision for credit losses.............................................       --                20,000      (20,000) (100.00)
  Noninterest income......................................................        225,807         208,424       17,383     8.34
  Noninterest expense, excluding merger and integration expense (2).......        502,854         504,542       (1,688)   (0.33)
                                                                            -------------   -------------   ----------  ---------
  Income before merger and integration expense and income
    taxes (1)(2)..........................................................        326,806         271,940       54,866    20.18
  Merger and integration expense..........................................          6,037          61,266      (55,229)  (90.15)
                                                                            -------------   -------------   ----------  ---------
  Income before income taxes (1)..........................................        320,769         210,674      110,095    52.26
  Taxable-equivalent adjustment...........................................          2,806           4,152       (1,346)  (32.42)
  Income tax expense......................................................        128,916          78,848       50,068    63.50
                                                                            -------------   -------------   ----------  ---------
  Net income..............................................................   $    189,047    $    127,674   $   61,373    48.07%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
NET INCOME APPLICABLE TO:
  Common stock............................................................   $    172,388    $    115,864   $   56,524    48.78%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
  Parent direct interest in bank subsidiary...............................   $     11,006    $      6,158   $    4,848    78.73%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
PER COMMON SHARE:
  Net income..............................................................   $       3.15    $       2.12   $     1.03    48.58%
  Pro forma earnings, excluding after-tax merger and integration expense
    (2)...................................................................           3.21            2.78         0.43    15.47
  Dividends (3)...........................................................           0.70            0.70       --         0.00
  Book value (end of period)..............................................          43.15           39.29         3.86     9.82
  Common shares outstanding (end of period)...............................     54,866,952      54,757,877      109,075     0.20
  Weighted average common shares outstanding..............................     54,780,158      54,721,265       58,893     0.11
BALANCE SHEET (END OF PERIOD):
  Total assets............................................................   $ 30,275,150    $ 28,114,916   $2,160,234     7.68%
  Total loans.............................................................     21,951,559      20,480,678    1,470,881     7.18
  Nonperforming assets....................................................        176,199         228,173      (51,974)  (22.78)
  Subordinated capital notes..............................................        482,000         495,369      (13,369)   (2.70)
  Preferred stock.........................................................        135,000         135,000       --         0.00
  Common equity...........................................................      2,367,630       2,151,698      215,932    10.04
BALANCE SHEET (PERIOD AVERAGE):
  Total assets............................................................   $ 29,116,709    $ 27,613,461   $1,503,248     5.44%
  Total loans.............................................................     21,302,142      20,285,159    1,016,983     5.01
  Common equity...........................................................      2,296,397       2,188,235      108,162     4.94
  Earning assets..........................................................     25,728,698      24,443,391    1,285,307     5.26
FINANCIAL RATIOS:
  Return on average assets (4)............................................           1.31%           0.93%        0.38%pts.
  Pro forma return on average assets, excluding after-tax merger
    and integration expense (2)(4)........................................           1.33            1.21         0.12
  Return on average common equity (5).....................................          15.14           10.65         4.49
  Pro forma return on average common equity, excluding after-tax merger
    and integration expense (2)(5)........................................          15.43           13.96         1.47
  Efficiency ratio (6)....................................................          61.23           70.52        (9.29)
  Pro forma efficiency ratio, excluding merger and integration expense
    (2)(6)................................................................          60.50           62.83        (2.33)
  Net interest margin (1).................................................           4.72            4.84        (0.12)
  Tier 1 risk-based capital ratio.........................................         [9.19]            8.94         0.25
  Total risk-based capital ratio..........................................        [11.59]           11.24         0.35
  Leverage ratio..........................................................         [8.68]            8.33         0.35
  Allowance for credit losses to total loans..............................           2.29            2.66        (0.37)
  Allowance for credit losses to nonaccrual loans.........................         343.58          284.78        58.80
  Net loans charged off to average total loans (7)........................           0.21            0.30        (0.09)
  Nonperforming assets to total loans and foreclosed assets...............           0.80            1.11        (0.31)
  Nonperforming assets to total assets....................................           0.58            0.81        (0.23)

------------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) See page 9, "Merger Accounting", for a description of merger accounting and pro forma earnings presentations.
(3) The dividend amount for the first half of 1996 does not include a dividend of $145 million paid to The Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.
(4)  Based on annualized net income.
(5)  Based on annualized net income applicable to common stock.
(6) The efficiency ratio is noninterest expense, excluding foreclosed asset expense, as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense was $0.9 million in the first six months of 1997 and $4.1 million in the first six months of 1996.
(7)  Annualized.

ITEM 1.  FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                  FOR THE THREE        FOR THE SIX
                                      MONTHS              MONTHS
                                  ENDED JUNE 30,      ENDED JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT   ------------------  ------------------
PER SHARE DATA)                   1997      1996      1997      1996
------------------------------  --------  --------  --------  --------
INTEREST INCOME
  Loans, including fees.......  $437,087  $412,991  $857,559  $832,796
  Investment securities --
    taxable...................    38,642    32,099    74,470    64,853
  Investment securities --
    tax-exempt................     2,160     2,630     4,379     5,356
  Interest bearing deposits in
    banks.....................    16,080    11,821    27,279    26,098
  Federal funds sold and
    securities purchased under
    resale agreements.........     4,683     7,396    14,523    15,815
  Trading account
  securities..................     6,011     6,664    11,484    11,751
                                --------  --------  --------  --------
      Total interest income...   504,663   473,601   989,694   956,669
                                --------  --------  --------  --------
INTEREST EXPENSE
  Deposits in domestic
    offices...................   125,407   107,003   251,811   215,601
  Deposits in foreign
    offices...................    19,487    17,731    37,397    35,473
  Federal funds purchased and
    securities sold under
    repurchase agreements.....    15,492    12,208    25,883    27,845
  Commercial paper............    24,876    23,225    44,729    43,962
  Other borrowed funds........     7,564    17,306    18,503    33,759
  Subordinated capital
    notes.....................     4,821     7,889    10,324    16,123
                                --------  --------  --------  --------
      Total interest
        expense...............   197,647   185,362   388,647   372,763
                                --------  --------  --------  --------
NET INTEREST INCOME...........   307,016   288,239   601,047   583,906
Provision for credit losses...     --       10,000     --       20,000
                                --------  --------  --------  --------
      Net interest income
        after provision for
        credit losses.........   307,016   278,239   601,047   563,906
                                --------  --------  --------  --------
NONINTEREST INCOME
  Service charges on deposit
    accounts..................    28,307    25,067    55,428    49,028
  Trust fees..................    25,696    23,309    49,594    45,557
  International commissions
    and fees..................    17,306    17,124    32,385    33,402
  Credit card merchant fees...    14,283    12,905    27,327    24,503
  Merchant banking fees.......     6,445     5,234    14,825    14,482
  Investment securities gains,
    net.......................        81     2,621       552     3,237
  Other.......................    18,903    19,290    45,696    38,215
                                --------  --------  --------  --------
      Total noninterest
        income................   111,021   105,550   225,807   208,424
                                --------  --------  --------  --------
NONINTEREST EXPENSE
  Salaries and employee
    benefits..................   137,173   139,964   277,961   282,315
  Occupancy...................    22,884    24,270    42,514    46,225
  Equipment...................    14,143    13,336    27,830    27,149
  Communications..............    10,518     9,334    20,786    18,021
  Credit card processing......    10,545    10,038    20,267    18,407
  Professional services.......     7,882     6,592    12,601    12,461
  Advertising and public
    relations.................     7,218     6,702    13,227    13,695
  Data processing.............     6,148     4,689    12,571    10,007
  Printing and office
    supplies..................     6,087     6,434    12,256    12,532
  Foreclosed asset expense....       465       867       876     4,141
  Merger and integration......     --       61,266     6,037    61,266
  Other.......................    32,690    30,292    61,965    59,589
                                --------  --------  --------  --------
      Total noninterest
        expense...............   255.753   313,784   508,891   565,808
                                --------  --------  --------  --------
Income before income taxes....   162,284    70,005   317,963   206,522
Income tax expense............    65,739    25,597   128,916    78,848
                                --------  --------  --------  --------
NET INCOME....................  $ 96,545  $ 44,408  $189,047  $127,674
                                --------  --------  --------  --------
                                --------  --------  --------  --------
NET INCOME APPLICABLE TO:
  Common stock................  $ 88,097  $ 39,096  $172,388  $115,864
                                --------  --------  --------  --------
                                --------  --------  --------  --------
  Parent direct interest in
    bank subsidiary...........  $  5,621  $  2,486  $ 11,006  $  6,158
                                --------  --------  --------  --------
                                --------  --------  --------  --------
NET INCOME PER AVERAGE COMMON
 SHARE........................  $   1.61  $   0.71  $   3.15  $   2.12
                                --------  --------  --------  --------
                                --------  --------  --------  --------
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (IN THOUSANDS)...    54,796    54,752    54,780    54,721
                                --------  --------  --------  --------
                                --------  --------  --------  --------

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         (UNAUDITED)                 (UNAUDITED)
                                                                           JUNE 30,    DECEMBER 31,    JUNE 30,
(DOLLARS IN THOUSANDS)                                                       1997          1996          1996
-----------------------------------------------------------------------  ------------  ------------  ------------
ASSETS
Cash and due from banks................................................  $  2,340,247   $2,268,771   $  1,951,582
Interest bearing deposits in banks.....................................       919,040    1,131,216        914,087
Federal funds sold and securities purchased under resale agreements....       262,700      537,710        488,240
                                                                         ------------  ------------  ------------
    Total cash and cash equivalents....................................     3,521,987    3,937,697      3,353,909
Trading account securities.............................................       580,401      617,464        544,551
Investment securities available for sale...............................     2,531,733    2,164,197      1,917,089
Investment securities held to maturity (market value of 252,188 at June
 30, 1997, $274,405 at December 31, 1996, and $314,203 at June 30,
 1996).................................................................       247,809      268,196        309,712
Loans..................................................................    21,951,559   20,898,105     20,480,678
Less: Allowance for credit losses......................................       502,114      523,946        545,345
                                                                         ------------  ------------  ------------
    Net loans..........................................................    21,449,445   20,374,159     19,935,333
Customers' acceptance liability........................................       803,272      778,378        884,162
Premises and equipment, net............................................       410,831      410,621        424,116
Intangible assets......................................................        84,439       91,129         97,827
Other assets...........................................................       645,233      592,218        648,217
                                                                         ------------  ------------  ------------
    Total assets.......................................................  $ 30,275,150   $29,234,059  $ 28,114,916
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Noninterest bearing..................................................  $  7,674,300   $7,381,078   $  6,696,146
  Interest bearing.....................................................    12,983,561   12,607,691     11,565,169
Deposits in foreign offices:
  Noninterest bearing..................................................       296,848      274,031        317,082
  Interest bearing.....................................................     1,398,210    1,270,160      1,387,111
                                                                         ------------  ------------  ------------
    Total deposits.....................................................    22,352,919   21,532,960     19,965,508
Federal funds purchased and securities sold under repurchase
 agreements............................................................     1,114,292    1,322,654      1,130,840
Commercial paper.......................................................     1,756,777    1,495,463      1,736,712
Other borrowed funds...................................................       528,385      758,251        970,848
Acceptances outstanding................................................       803,272      778,378        884,162
Other liabilities......................................................       597,648      469,420        519,459
Subordinated capital notes.............................................       482,000      382,000        495,369
                                                                         ------------  ------------  ------------
    Total liabilities..................................................    27,635,293   26,739,126     25,702,898
                                                                         ------------  ------------  ------------
SHAREHOLDERS' EQUITY
Parent direct interest in equity of bank subsidiary....................       137,227      128,689        125,320
Preferred stock:
  Authorized 5,000,000 shares, issued 1,350,000 shares 8 3/8%
    Noncumulative, Series A............................................       135,000      135,000        135,000
Common stock--$5 stated value:
  Authorized 100,000,000 shares, issued 54,866,952 as of June 30, 1997,
    54,762,653 as of December 31, 1996, and 54,757,877 as of June 30,
    1996...............................................................       274,334      273,813        273,789
Additional paid-in capital.............................................     1,316,973    1,310,813      1,310,428
Retained earnings......................................................       766,419      635,180        563,437
Cumulative translation adjustment......................................        (3,580)      (2,752)        (2,157)
Net unrealized gain on securities available for sale...................        13,484       14,190          6,201
                                                                         ------------  ------------  ------------
    Total shareholders' equity.........................................     2,639,857    2,494,933      2,412,018
                                                                         ------------  ------------  ------------
    Total liabilities and shareholders' equity.........................  $ 30,275,150   $29,234,059  $ 28,114,916
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            FOR THE SIX MONTHS
                                                                                              ENDED JUNE 30,
                                                                                         ------------------------
(DOLLARS IN THOUSANDS)                                                                      1997         1996
---------------------------------------------------------------------------------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................................................  $   189,047  $   127,674
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses........................................................           --       20,000
    Depreciation, amortization and accretion...........................................       32,698       32,196
    Provision for deferred income taxes................................................       17,606       19,482
    Gain on sale or call of investment securities available for sale, net..............         (502)      (3,149)
    Non cash portion of M&I expense....................................................         (886)          --
    Other, net.........................................................................       97,309     (337,670)
                                                                                         -----------  -----------
      Total adjustments................................................................      146,225     (269,141)
                                                                                         -----------  -----------
  Net cash provided (used) by operating activities.....................................      335,272     (141,467)
                                                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment securities available for sale.......................          989       11,667
  Proceeds from matured and called investment securities available for sale............      111,123      495,606
  Purchase of investment securities available for sale.................................     (431,931)    (419,552)
  Proceeds from matured and called investment securities held to maturity..............       20,636       50,687
  Net increase in loans................................................................   (1,123,433     (292,040)
  Other, net...........................................................................      (34,043)     (22,769)
                                                                                         -----------  -----------
    Net cash used by investing activities..............................................   (1,456,659)    (176,401)
                                                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.............................................................      819,959      310,465
  Net decrease in federal funds purchased and securities sold under repurchase
    agreements.........................................................................     (208,362)    (170,518)
  Net increase in commercial paper and other borrowed funds............................       31,448      454,407
  Maturity and redemption of subordinated capital notes................................      100,000       (6,000)
  Dividends paid.......................................................................      (46,180)    (181,734)
  Repayment of borrowing to support corporate owned life insurance.....................           --      (95,475)
  Other, net...........................................................................        1,490        1,193
                                                                                         -----------  -----------
    Net cash provided (used) by financing activities...................................      698,355      312,338
                                                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...................................     (423,032)      (5,530)
Cash and cash equivalents at beginning of period.......................................    3,937,697    3,352,423
Foreign exchange revaluation gain......................................................        7,322        7,016
                                                                                         -----------  -----------
Cash and cash equivalents at end of period.............................................  $ 3,521,987  $ 3,353,909
                                                                                         -----------  -----------
                                                                                         -----------  -----------
CASH PAID DURING THE PERIOD FOR:
  Interest.............................................................................  $   402,018  $   373,902
  Income taxes.........................................................................       80,080       43,249
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Loans transferred to foreclosed assets...............................................  $    12,856  $    17,629

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                                    NET
                                     PARENT                                                                     UNREALIZED
                                     DIRECT                                                                        GAIN
                                   INTEREST IN                            ADDITIONAL              CUMULATIVE   ON SECURITIES
                                      BANK       PREFERRED     COMMON       PAID-IN    RETAINED   TRANSLATION  AVAILABLE FOR
(DOLLARS IN THOUSANDS)             SUBSIDIARY      STOCK        STOCK       CAPITAL    EARNINGS   ADJUSTMENT       SALE
---------------------------------  -----------  -----------  -----------  -----------  ---------  -----------  -------------
BALANCE AT DECEMBER 31, 1995.....   $ 159,996    $ 135,000    $ 273,351    $1,306,697  $ 585,680   $    (972)    $  24,340
Decrease in unrealized gain on
 securities available for sale,
 net of taxes....................        (865)                                                                     (18,139)
Net income.......................       6,158                                            121,516
Dividend reinvestment plan.......                                   116        1,077
Dividends on common stock ($0.35
 per share) (1)..................                                                        (31,960)
Dividends on preferred stock.....                                                         (5,652)
Dividend to MBL (2)..............     (39,890)                                          (105,000)
Deferred compensation--restricted
 stock awards....................                                   212        2,095      (1,147)
Stock options exercised..........                                   110          559
Change in translation
 adjustment......................         (79)                                                        (1,185)
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------

BALANCE AT JUNE 30, 1996.........   $ 125,320    $ 135,000    $ 273,789    $1,310,428  $ 563,437   $  (2,157)    $   6,201
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------

BALANCE AT DECEMBER 31, 1996.....   $ 128,689    $ 135,000    $ 273,813    $1,310,813  $ 635,180   $  (2,752)    $  14,190
Decrease in unrealized gain on
 securities available for sale,
 net of taxes....................          19                                                                         (706)
Net income.......................      11,006                                            178,041
Dividend reinvestment plan.......                                     1          (76)
Dividends on common stock ($0.35
 per share)......................      (2,434)                                           (38,368)
Dividends on preferred stock.....                                                         (5,653)
Deferred compensation--restricted
 stock awards....................                                   287        3,558      (2,781)
Stock options exercised..........                                   233        2,678
Change in translation
 adjustment......................         (53)                                                          (828)
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------
BALANCE AT JUNE 30, 1997.........   $ 137,227    $ 135,000    $ 274,334    $1,316,973  $ 766,419   $  (3,580)    $  13,484
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------


(DOLLARS IN THOUSANDS)               TOTAL
---------------------------------  ---------
BALANCE AT DECEMBER 31, 1995.....  $2,484,092
Decrease in unrealized gain on
 securities available for sale,
 net of taxes....................    (19,004)
Net income.......................    127,674
Dividend reinvestment plan.......      1,193
Dividends on common stock ($0.35
 per share) (1)..................    (31,960)
Dividends on preferred stock.....     (5,652)
Dividend to MBL (2)..............   (144,890)
Deferred compensation--restricted
 stock awards....................      1,160
Stock options exercised..........        669
Change in translation
 adjustment......................     (1,264)
                                   ---------
BALANCE AT JUNE 30, 1996.........  $2,412,018
                                   ---------
                                   ---------
BALANCE AT DECEMBER 31, 1996.....  $2,494,933
Decrease in unrealized gain on
 securities available for sale,
 net of taxes....................       (687)
Net income.......................    189,047
Dividend reinvestment plan.......        (75)
Dividends on common stock ($0.35
 per share)......................    (40,802)
Dividends on preferred stock.....     (5,653)
Deferred compensation--restricted
 stock awards....................      1,064
Stock options exercised..........      2,911
Change in translation
 adjustment......................       (881)
                                   ---------
BALANCE AT JUNE 30, 1997.........  $2,639,857
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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30
                                  (UNAUDITED)

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1997
                                  (UNAUDITED)

NOTE 2 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
    The following table provides pro forma disclosure of basic and diluted EPS in accordance with SFAS No. 128:

                                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                JUNE 30,              JUNE 30,
                                                                          --------------------  --------------------
                                                                            1997       1996       1997       1996
                                                                          ---------  ---------  ---------  ---------
Pro forma basic EPS.....................................................       1.61       0.71       3.15       2.12
Pro forma diluted EPS...................................................       1.60       0.71       3.14       2.11

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expense, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It also requires disclosure of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The statement is effective for fiscal years beginning after December 15, 1997, and requires the reclassification of financial statements for earlier periods presented for comparative purposes.

    In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997, and requires the restatement of financial statements for earlier periods presented for comparative purposes. This Statement need not be applied to interim financial statements in the initial year of its application.

NOTE 3 -- SUBSEQUENT EVENT

    Subsequent to June 30, 1997, the Company announced that the Franchise Tax Board of the State of California approved tax and interest refunds to settle litigation, administration and audit disputes covering tax years 1975-1987. The final agreement is expected to be signed during the third quarter of 1997. It is estimated that the effect on the Company's net income will be approximately $25 million after tax.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    UnionBanCal Corporation is a San Francisco, California-based bank holding company with consolidated assets of $30 billion at June 30, 1997. Its primary banking subsidiary is Union Bank of California, N.A. the third largest commercial bank in California, and among the 30 largest banks in the United States. Union Bank of California, N.A., had 237 banking offices in California, 5 banking offices in Oregon and Washington and 18 overseas facilities at June 30, 1997. UnionBanCal Corporation is 81 percent owned by The Bank of Tokyo-Mitsubishi, Ltd., and 19 percent owned by other shareholders. Union Bank of California, N.A., is 94 percent owned by UnionBanCal Corporation and 6 percent directly owned by The Bank of Tokyo-Mitsubishi, Ltd.

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

    To facilitate the discussion of the results of operations, the Consolidated Financial Highlights on pages 2 and 3 and the Analysis of Earnings on page 13 include certain pro forma earnings disclosures. These presentations supplement the Condensed Consolidated Statements of Income on page 4 (which are prepared in accordance with GAAP) with respect to the treatment of merger and integration expense. Management believes that it is meaningful to review the operating results trends excluding merger and integration expense and, therefore, has included information in the Consolidated Financial Highlights and the Analysis of Earnings which presents earnings before and after income taxes, as well as certain financial ratios, excluding merger and integration expense.

SUMMARY

    Net income in the second quarter of 1997 was $97 million. Net income applicable to common stock was $88 million, or $1.61 per common share, in the second quarter of 1997, compared with $39 million, or $0.71 per common share, in the second quarter of 1996. Pro forma earnings, excluding after-tax merger and integration expense, were $97 million, an increase of 17 percent from a year earlier. Pro forma earnings applicable to common stock were $88 million, or $1.61 per common share, compared with $75 million, or $1.37 per common share, in the second quarter of 1996. Other comparisons of the second quarter of 1997 with the second quarter of 1996 are as follows:

    - Net interest income on a taxable-equivalent basis was $308 million in the second quarter of 1997, a $18 million, or 6 percent, increase from one year earlier, due to a $1.5 billion, or 6 percent, increase in average earning assets.

    - No provision for credit losses was recorded, compared with $10 million in the second quarter of 1996, reflecting improvement in the quality of the loan portfolio. The allowance for credit losses was $502 million, or 344 percent of total nonaccrual loans, at June 30, 1997, compared with an allowance of $545 million, or 285 percent of total nonaccrual loans, at June 30, 1996.

    - Noninterest income was $111 million, an increase of $5 million over the second quarter of 1996, due primarily to an increase in service charges on deposits of $3 million and an increase in trust fees of $2 million.

    - Noninterest expense was $256 million, a $3 million, or 1 percent, increase from the second quarter of 1996, excluding $61 million of merger and integration expense. Although salaries and employee benefits declined $3 million due to staff reductions and occupancy $1 million due to the closure of banking offices, all other interest expense combined increased $7 million or 8 percent. No merger and integration expense was recorded in the second quarter of 1997.

    - The effective tax rate for second quarter 1997 was 41 percent compared with 37 percent for the same quarter in 1996, due to a $5 million tax benefit in 1996 reflecting the settlement of a unitary tax issue with the State of California.

    - The return on average assets increased to 1.32% from 0.64%. The return on average common equity increased to 15.16% from 7.26%. Excluding the after-tax effect of merger and integration expense, the pro forma return on average assets increased to 1.32% from 1.20%, while the pro forma return on average common equity increased to 15.16% from 13.95%.

    - Total loans at June 30, 1997, increased $1.5 billion, or 7 percent, over June 30, 1996, due to growth in both the commercial, financial and industrial and the commercial mortgage portfolios. At $22.0 billion, total loans were 4 percent higher at June 30, 1997 than at March 31, 1997.

    - Nonperforming assets declined $52 million, or 23 percent, from June 30, 1996, to $176 million at June 30, 1997. Nonperforming assets as a percent of total assets were 0.58% at June 30, 1997 compared with 0.81% a year earlier. Total nonaccrual loans at June 30, 1997 and 1996 were $146 million and $191 million, respectively. This decrease caused the ratio of nonaccrual and renegotiated loans to total loans to drop from 0.94% to 0.67%.

    - The Tier 1 and total risk-based capital ratios were [9.19%] and [11.59%] at June 30, 1997, compared with 8.94% and 11.24% at June 30, 1996. The second quarter 1997 leverage ratio was [8.68%], compared with 8.33% for the second quarter of 1996.

    Net income in the first half of 1997 was $189 million, after $4 million of after-tax merger and integration expense recorded in connection with the April 1, 1996, combination of Union Bank and BanCal Tri-State Corporation. Net income applicable to common stock was $172 million, or $3.15 per common share, in the first half of 1997, compared with $116 million, or $2.12 per common share, in the first half of 1996. Pro forma earnings, excluding after-tax merger and integration expense, were $193 million, an increase of 16 percent from a year earlier. Pro forma earnings applicable to common stock were $176 million, or $3.21 per common share, compared with $152 million, or $2.78 per common share, in the first half of 1996. Other comparisons of the first half of 1997 with the first half of 1996 are as follows:

    - Net interest income on a taxable-equivalent basis was $604 million in the first half of 1997, a $16 million, or 3 percent, increase from one year earlier. The net interest margin declined 12 basis points to 4.72 percent, largely due to a drop in domestic loan yields of 17 basis points, which was offset by loan growth of 5 percent.

    - No provision for credit losses was recorded, compared with $20 million in the first half of 1996, reflecting improvement in the quality of the loan portfolio. Net loans charged off in the first half of 1997 were $22 million, or 0.21% of average loans outstanding, compared with $30 million, or 0.30% of average loans outstanding, in the same period a year ago.

    - Noninterest income was $226 million, an increase of $17 million over the first half of 1996, due primarily to a $6 million increase in service charges on deposit accounts and an $8 million gain on a real estate joint venture.

    - Noninterest expense, excluding $6 million of merger and integration expense in the first half of 1997 compared with $61 million in the first half of 1996, was $503 million, a $2 million decrease from the first half of 1996. Personnel-related and occupancy expense decreased $8 million as a result of consolidations stemming from the merger. In addition, foreclosed asset expense declined $3 million. These decreases were mostly offset by increases in credit card, communications, and data processing expense.

    - The effective tax rate for the second half of 1997 was 41% compared with 38% for the same period of 1996.

    - The return on average assets increased to 1.31% from 0.93%. The return on average common equity increased to 15.14% from 10.65%. Excluding the after-tax effect of merger and integration expense, the pro forma return on average assets increased to 1.33% from 1.21%, while the pro forma return on average common equity increased to 15.43% from 13.96%. The 12 basis point increase in pro forma return on average assets is attibutable to a 16 percent increase in pro forma earnings combined with a 5 percent increase in average assets. Similarly, the 147 basis point increase in pro forma return an average common equity is due to a 16 percent increase in pro forma earnings applicable to common stock combined with an 8 percent increase in average common equity.

ANALYSIS OF EARNINGS

                                                                                                            FOR THE SIX
                                                         FOR THE THREE MONTHS ENDED                         MONTHS ENDED
                                       ---------------------------------------------------------------  --------------------
                                       JUNE 30,    MARCH 31,   DECEMBER 31,   SEPTEMBER 30,  JUNE 30,   JUNE 30,   JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)    1997        1997          1996           1996         1996       1997       1996
-------------------------------------  ---------  -----------  -------------  -------------  ---------  ---------  ---------
EARNINGS SUMMARY
  Interest income (1)................  $ 506,048   $ 486,452     $ 490,803      $ 482,404    $ 475,625  $ 992,500  $ 960,821
  Interest expense...................    197,647     191,000       196,236        189,727      185,362    388,647    372,763
                                       ---------  -----------  -------------  -------------  ---------  ---------  ---------
  Net interest income (1)............    308,401     295,452       294,567        292,677      290,263    603,853    588,058
  Provision for credit losses........     --          --            10,000         10,000       10,000     --         20,000
  Noninterest income.................    111,021     114,786       102,972        107,280      105,550    225,807    208,424
  Noninterest expense, excluding
    merger and integration expense
    (2)..............................    255,753     247,101       254,375        258,523      252,518    502,854    504,542
                                       ---------  -----------  -------------  -------------  ---------  ---------  ---------
  Income before merger and
    integration expense and income
    taxes (1)(2).....................    163,669     163,137       133,164        131,434      133,295    326,806    271,940
  Merger and integration expense
    (2)..............................     --           6,037        30,646         25,552       61,266      6,037     61,266
                                       ---------  -----------  -------------  -------------  ---------  ---------  ---------
  Income before income taxes (1).....    163,669     157,100       102,518        105,882       72,029    320,769    210,674
  Taxable-equivalent adjustment......      1,385       1,421         1,483          1,089        2,024      2,806      4,152
  Income tax expense.................     65,739      63,177        41,234         42,810       25,597    128,916     78,848
                                       ---------  -----------  -------------  -------------  ---------  ---------  ---------
  Net income.........................  $  96,545   $  92,502     $  59,801      $  61,983    $  44,408  $ 189,047  $ 127,674
                                       ---------  -----------  -------------  -------------  ---------  ---------  ---------
                                       ---------  -----------  -------------  -------------  ---------  ---------  ---------
  Net income applicable to:
    Common stock.....................  $  88,097   $  84,291     $  53,472      $  55,745    $  39,096  $ 172,388  $ 115,864
                                       ---------  -----------  -------------  -------------  ---------  ---------  ---------
                                       ---------  -----------  -------------  -------------  ---------  ---------  ---------
    Parent direct interest in bank
      subsidiary.....................  $   5,621   $   5,385     $   3,503      $   3,411    $   2,486  $  11,006  $   6,158
                                       ---------  -----------  -------------  -------------  ---------  ---------  ---------
                                       ---------  -----------  -------------  -------------  ---------  ---------  ---------

RECAP OF EARNINGS
  Net income.........................  $  96,545   $  92,502     $  59,801      $  61,983    $  44,408  $ 189,047  $ 127,674
  Merger and integration expense
    (after-tax) (2)..................     --           3,550        18,570         15,025       38,323      3,550     38,323
                                       ---------  -----------  -------------  -------------  ---------  ---------  ---------
  Pro forma earnings, excluding
    merger and integration expense
    (2)..............................  $  96,545   $  96,052     $  78,371      $  77,008    $  82,731  $ 192,597  $ 165,997
                                       ---------  -----------  -------------  -------------  ---------  ---------  ---------
                                       ---------  -----------  -------------  -------------  ---------  ---------  ---------

  Net income applicable to common
    stock............................  $  88,097   $  84,291     $  53,472      $  55,745    $  39,096  $ 172,388  $ 115,864
  Merger and integration expense
    (after-tax) applicable to common
    stock (2)........................     --           3,338        17,460         14,128       36,036      3,338     36,036
                                       ---------  -----------  -------------  -------------  ---------  ---------  ---------
  Pro forma earnings applicable to
    common stock, excluding merger
    and integration expense (2)......  $  88,097   $  87,629     $  70,932      $  69,873    $  75,132  $ 175,726  $ 151,900
                                       ---------  -----------  -------------  -------------  ---------  ---------  ---------
                                       ---------  -----------  -------------  -------------  ---------  ---------  ---------

PER COMMON SHARE
  Net income.........................  $    1.61   $    1.54     $    0.98      $    1.02    $    0.71  $    3.15  $    2.12
  Merger and integration expense
    (after-tax) (2)..................     --            0.06          0.32           0.26         0.66       0.06       0.66
                                       ---------  -----------  -------------  -------------  ---------  ---------  ---------
  Pro forma earnings, excluding
    merger and integration expense
    (2)..............................  $    1.61   $    1.60     $    1.30      $    1.28    $    1.37  $    3.21  $    2.78
                                       ---------  -----------  -------------  -------------  ---------  ---------  ---------
                                       ---------  -----------  -------------  -------------  ---------  ---------  ---------
  Dividends (3)......................  $    0.35   $    0.35     $    0.35      $    0.35    $    0.35  $    0.70  $    0.70
  Book value (end of period).........      43.15       41.76         40.74          40.04        39.29      43.15      39.29
  Weighted average common shares
    outstanding (in thousands).......     54,796      54,765        54,760         54,759       54,752     54,780     54,721

------------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) See page 9, "Merger Accounting", for a description of merger accounting and pro forma earnings presentations.

(3) The dividend amount for the first six months of 1996 does not include a dividend of $145 million paid to The Mitsubishi Bank, Limited in the second quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.

NET INTEREST INCOME

    The table below shows the major components of net interest income and net interest margin.

                                                                        FOR THE THREE MONTHS ENDED
                                           ------------------------------------------------------------------------------------
                                                         JUNE 30, 1997                             MARCH 31, 1997
                                           -----------------------------------------  -----------------------------------------
                                                             INTEREST      AVERAGE                      INTEREST      AVERAGE
                                              AVERAGE        INCOME/       YIELD/        AVERAGE        INCOME/       YIELD/
(DOLLARS IN THOUSANDS)                        BALANCE      EXPENSE (1)    RATE (1)       BALANCE      EXPENSE (1)    RATE (1)
-----------------------------------------  --------------  ------------  -----------  --------------  ------------  -----------
ASSETS
Loans: (2)
  Domestic...............................  $   20,239,615   $  416,966        8.26%   $   19,818,799   $  401,456        8.19%
  Foreign................................       1,293,283       20,431        6.34         1,250,023       19,307        6.26
Investment securities--taxable (3).......       2,459,386       38,641        6.29         2,312,482       35,829        6.24
Investment securities--tax-exempt (3)....         127,403        3,236       10.16           134,157        3,348        9.98
Interest bearing deposits in banks.......       1,099,134       16,080        5.87           802,784       11,199        5.66
Federal funds sold and securities
  purchased under resale agreements......         329,367        4,683        5.70           733,499        9,840        5.44
Trading account securities...............         458,103        6,011        5.26           396,277        5,473        5.60
                                           --------------  ------------               --------------  ------------
    Total earning assets.................      26,006,291      506,048        7.80        25,448,021      486,452        7.73
                                                           ------------                               ------------
Allowance for credit losses..............        (515,546)                                  (531,621)
Cash and due from banks..................       2,034,748                                  2,032,209
Premises and equipment, net..............         412,993                                    416,582
Other assets.............................       1,500,811                                  1,425,210
                                           --------------                             --------------
    Total assets.........................  $   29,439,297                             $   28,790,401
                                           --------------                             --------------
                                           --------------                             --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Interest bearing.......................  $    5,280,831       37,074        2.82    $    5,212,126       35,961        2.80
  Savings and consumer time..............       2,955,092       27,890        3.79         2,918,508       27,025        3.76
  Large time.............................       4,479,911       60,442        5.41         4,755,047       63,419        5.41
Deposits in foreign offices..............       1,626,865       19,488        4.80         1,540,546       17,909        4.71
                                           --------------  ------------               --------------  ------------
    Total interest bearing deposits......      14,342,699      144,894        4.05        14,426,227      144,314        4.06
                                           --------------  ------------               --------------  ------------
Federal funds purchased and securities
  sold under repurchase agreements.......       1,158,540       15,492        5.36           819,980       10,391        5.14
Subordinated capital notes...............         295,187        4,821        6.55           343,111        5,503        6.51
Other borrowed funds.....................       2,409,865       32,440        5.40         2,291,772       30,792        5.45
                                           --------------  ------------               --------------  ------------
    Total borrowed funds.................       3,863,592       52,753        5.48         3,454,863       46,686        5.48
                                           --------------  ------------               --------------  ------------
    Total interest bearing liabilities...      18,206,291      197,647        4.35        17,881,090      191,000        4.33
                                                           ------------                               ------------
Demand deposits..........................       7,364,799                                  7,102,730
Other liabilities........................       1,268,456                                  1,279,767
                                           --------------                             --------------
    Total liabilities....................      26,839,546                                 26,263,587
SHAREHOLDERS' EQUITY.....................       2,599,751                                  2,526,814
                                           --------------                             --------------
    Total liabilities and shareholders'
      equity.............................  $   29,439,297                             $   28,790,401
                                           --------------                             --------------
                                           --------------                             --------------
Net interest income/margin
  (taxable-equivalent basis).............                      308,401        4.75%                       295,452        4.69%
Less: taxable-equivalent adjustment......                        1,385                                      1,421
                                                           ------------                               ------------
    Net interest income..................                   $  307,016                                 $  294,031
                                                           ------------                               ------------
                                                           ------------                               ------------


                                                       DECEMBER 31, 1996
                                           -----------------------------------------
                                                             INTEREST      AVERAGE
                                              AVERAGE        INCOME/       YIELD/
(DOLLARS IN THOUSANDS)                        BALANCE      EXPENSE (1)    RATE (1)
-----------------------------------------  --------------  ------------  -----------
ASSETS
Loans: (2)
  Domestic...............................  $   19,632,870   $  404,481        8.20%
  Foreign................................       1,210,820       18,864        6.20
Investment securities--taxable (3).......       2,234,788       34,408        6.14
Investment securities--tax-exempt (3)....         142,155        3,568       10.04
Interest bearing deposits in banks.......         980,076       14,126        5.73
Federal funds sold and securities
  purchased under resale agreements......         606,687        8,403        5.51
Trading account securities...............         488,505        6,953        5.66
                                           --------------  ------------
    Total earning assets.................      25,295,901      490,803        7.72
                                                           ------------
Allowance for credit losses..............        (534,247)
Cash and due from banks..................       2,020,856
Premises and equipment, net..............         430,765
Other assets.............................       1,378,108
                                           --------------
    Total assets.........................  $   28,591,383
                                           --------------
                                           --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Interest bearing.......................  $    5,121,292       35,806        2.78
  Savings and consumer time..............       2,892,147       27,342        3.76
  Large time.............................       4,759,405       65,018        5.43
Deposits in foreign offices..............       1,486,542       17,720        4.74
                                           --------------  ------------
    Total interest bearing deposits......      14,259,386      145,886        4.07
                                           --------------  ------------
Federal funds purchased and securities
  sold under repurchase agreements.......         692,535        8,784        5.05
Subordinated capital notes...............         391,685        6,489        6.59
Other borrowed funds.....................       2,521,206       35,077        5.53
                                           --------------  ------------
    Total borrowed funds.................       3,605,426       50,350        5.56
                                           --------------  ------------
    Total interest bearing liabilities...      17,864,812      196,236        4.37
                                                           ------------
Demand deposits..........................       7,030,556
Other liabilities........................       1,220,071
                                           --------------
    Total liabilities....................      26,115,439
SHAREHOLDERS' EQUITY.....................       2,475,944
                                           --------------
    Total liabilities and shareholders'
      equity.............................  $   28,591,383
                                           --------------
                                           --------------
Net interest income/margin
  (taxable-equivalent basis).............                      294,567        4.63%
Less: taxable-equivalent adjustment......                        1,483
                                                           ------------
    Net interest income..................                   $  293,084
                                                           ------------
                                                           ------------

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

                                                                                    FOR THE THREE MONTHS ENDED
                                                                ------------------------------------------------------------------
                                                                      SEPTEMBER 30, 1996                   JUNE 30, 1996
                                                                ------------------------------   ---------------------------------
                                                                             INTEREST  AVERAGE                             AVERAGE
                                                                             INCOME/   YIELD/                  INTEREST    YIELD/
                                                                  AVERAGE    EXPENSE    RATE       AVERAGE      INCOME/     RATE
(DOLLARS IN THOUSANDS)                                            BALANCE      (1)       (1)       BALANCE    EXPENSE (1)    (1)
--------------------------------------------------------------  -----------  --------  -------   -----------  -----------  -------
ASSETS
Loans: (2)
  Domestic....................................................  $19,453,079  $402,143    8.22%   $19,235,527  $  396,344     8.29%
  Foreign.....................................................    1,198,378   17,847     5.92      1,146,364      17,272     6.06
Investment securities--
 taxable (3)..................................................    2,119,276   33,909     6.38      2,082,706      32,099     6.18
Investment securities--
 tax-exempt (3)...............................................      147,623    3,735    10.12        157,139       4,024    10.24
Interest bearing deposits in banks............................      864,087   12,485     5.75        833,804      11,821     5.70
Federal funds sold and securities purchased under resale
 agreements...................................................      433,494    6,028     5.53        547,527       7,396     5.43
Trading account securities....................................      439,227    6,257     5.67        489,698       6,669     5.48
                                                                -----------  --------            -----------  -----------
    Total earning assets......................................   24,655,164  482,404     7.78     24,492,765     475,625     7.81
                                                                             --------                         -----------
Allowance for credit losses...................................     (543,646)                        (546,744)
Cash and due from banks.......................................    1,918,643                        1,911,415
Premises and equipment, net...................................      425,019                          427,181
Other assets..................................................    1,526,714                        1,513,584
                                                                -----------                      -----------
    Total assets..............................................  $27,981,894                      $27,798,201
                                                                -----------                      -----------
                                                                -----------                      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Interest bearing............................................  $ 5,037,400   34,137     2.70    $ 4,924,269      33,148     2.71
  Savings and consumer time...................................    2,854,894   26,294     3.66      2,816,501      25,695     3.67
  Large time..................................................    4,137,305   55,932     5.38      3,724,302      48,160     5.20
Deposits in foreign offices...................................    1,512,042   18,244     4.80      1,504,478      17,731     4.74
                                                                -----------  --------            -----------  -----------
    Total interest bearing deposits...........................   13,541,641  134,607     3.95     12,969,550     124,734     3.87
                                                                -----------  --------            -----------  -----------
Federal funds purchased and securities sold under repurchase
 agreements...................................................      817,236   10,466     5.09      1,022,271      12,208     4.80
Subordinated capital notes....................................      452,211    7,492     6.59        495,369       7,889     6.40
Other borrowed funds..........................................    2,759,849   37,162     5.36      3,032,052      40,531     5.38
                                                                -----------  --------            -----------  -----------
    Total borrowed funds......................................    4,029,296   55,120     5.44      4,549,692      60,628     5.36
                                                                -----------  --------            -----------  -----------
    Total interest bearing liabilities........................   17,570,937  189,727     4.30     17,519,242     185,362     4.26
                                                                             --------                         -----------
Demand deposits...............................................    6,640,131                        6,560,900
Other liabilities.............................................    1,335,204                        1,291,592
                                                                -----------                      -----------
    Total liabilities.........................................   25,546,272                       25,371,734
SHAREHOLDERS' EQUITY..........................................    2,435,622                        2,426,467
                                                                -----------                      -----------
    Total liabilities and shareholders' equity................  $27,981,894                      $27,798,201
                                                                -----------                      -----------
                                                                -----------                      -----------
Net interest income/margin (taxable-equivalent basis).........               292,677     4.72%                   290,263     4.77%
Less: taxable-equivalent adjustment...........................                 1,089                               2,024
                                                                             --------                         -----------
    Net interest income.......................................               $291,588                         $  288,239
                                                                             --------                         -----------
                                                                             --------                         -----------

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

                                                                                     FOR THE SIX MONTHS ENDED
                                                                ------------------------------------------------------------------
                                                                        JUNE 30, 1997                      JUNE 30, 1996
                                                                ------------------------------   ---------------------------------
                                                                             INTEREST  AVERAGE                             AVERAGE
                                                                             INCOME/   YIELD/                  INTEREST    YIELD/
                                                                  AVERAGE    EXPENSE    RATE       AVERAGE      INCOME/     RATE
(DOLLARS IN THOUSANDS)                                            BALANCE      (1)       (1)       BALANCE    EXPENSE (1)    (1)
--------------------------------------------------------------  -----------  --------  -------   -----------  -----------  -------
ASSETS
Loans: (2)
  Domestic....................................................  $20,030,369  $818,422    8.23%   $19,100,846  $  797,806     8.40%
  Foreign.....................................................    1,271,773   39,738     6.30      1,184,313      36,343     6.17
Investment securities--taxable (3)............................    2,386,340   74,470     6.27      2,099,105      64,853     6.21
Investment securities--tax-exempt (3).........................      130,761    6,584    10.07        159,128       8,148    10.24
Interest bearing deposits in banks............................      951,777   27,279     5.78        901,098      26,098     5.82
Federal funds sold and securities purchased under resale
 agreements...................................................      530,317   14,523     5.52        575,305      15,815     5.53
Trading account securities....................................      427,361   11,484     5.42        423,596      11,758     5.58
                                                                -----------  --------            -----------  -----------
    Total earning assets......................................   25,728,698  992,500     7.77     24,443,391     960,821     7.90
                                                                             --------                         -----------
Allowance for credit losses...................................     (523,539)                        (550,731)
Cash and due from banks.......................................    2,033,552                        1,881,872
Premises and equipment, net...................................      414,777                          423,973
Other assets..................................................    1,463,221                        1,414,956
                                                                -----------                      -----------
    Total assets..............................................  $29,116,709                      $27,613,461
                                                                -----------                      -----------
                                                                -----------                      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Interest bearing............................................  $ 5,246,668   73,035     2.81    $ 4,921,914      65,878     2.69
  Savings and consumer time...................................    2,936,900   54,915     3.77      2,800,477      51,714     3.71
  Large time..................................................    4,616,719  123,861     5.41      3,738,208      98,009     5.27
Deposits in foreign offices...................................    1,583,944   37,397     4.76      1,508,895      35,473     4.73
                                                                -----------  --------            -----------  -----------
    Total interest bearing deposits...........................   14,384,231  289,208     4.05     12,969,494     251,074     3.89
                                                                -----------  --------            -----------  -----------
Federal funds purchased and securities sold under repurchase
 agreements...................................................      990,195   25,883     5.27      1,113,942      27,845     5.03
Subordinated capital notes....................................      319,017   10,324     6.53        496,391      16,124     6.53
Other borrowed funds..........................................    2,351,213   63,232     5.42      2,843,906      77,720     5.50
                                                                -----------  --------            -----------  -----------
    Total borrowed funds......................................    3,660,425   99,439     5.48      4,454,239     121,689     5.49
                                                                -----------  --------            -----------  -----------
    Total interest bearing liabilities........................   18,044,656  388,647     4.34     17,423,733     372,763     4.30
                                                                             --------                         -----------
Demand deposits...............................................    7,234,488                        6,490,768
Other liabilities.............................................    1,274,081                        1,233,753
                                                                -----------                      -----------
    Total liabilities.........................................   26,553,225                       25,148,254
SHAREHOLDERS' EQUITY..........................................    2,563,484                        2,465,207
                                                                -----------                      -----------
    Total liabilities and shareholders' equity................  $29,116,709                      $27,613,461
                                                                -----------                      -----------
                                                                -----------                      -----------
Net interest income/margin (taxable-equivalent basis).........               603,853     4.72%                   588,058     4.84%
Less: taxable-equivalent adjustment...........................                 2,806                               4,152
                                                                             --------                         -----------
    Net interest income.......................................               $601,047                         $  583,906
                                                                             --------                         -----------
                                                                             --------                         -----------

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

    Net interest income on a taxable-equivalent basis was $308 million for the second quarter of 1997 and $290 million for the second quarter of 1996. This increase of $18 million, or 6 percent, was primarily attributable to a $1.5 billion, or 6 percent, increase in average earning assets. At the same time, the net interest margin declined 2 basis points to 4.75%, as a result of an increase in the cost of interest bearing deposits. The negative effect of the decline in the net interest margin was partly offset by an increase in the proportion of funding provided by lower cost sources of funds.

    Average earning assets were $26.0 billion in the second quarter of 1997, compared with $24.5 billion in the second quarter of 1996. Most of this increase was attributable to growth in average loans, which were up $1.2 billion, or 6 percent, while average investment securities were $347 million higher. See "Loans" for additional commentary on growth in the loan portfolio.

    The $1.5 billion, or 6 percent, growth in average earning assets from the second quarter of 1996 to the second quarter of 1997 was funded primarily by increases in demand deposits and interest bearing core deposits. Increases in these categories were: demand deposits $804 million, or 12 percent; interest bearing domestic deposits $357 million, or 7 percent; and savings and consumer time deposits $139 million, or 5 percent. The average proportion of funding provided by non-interest bearing and interest bearing core deposits (excluding large time) increased from 65 percent in the second quarter of 1996 to 66 percent in the same period of 1997.

    For the first half of 1997, net interest income before the provision for loan losses, on a full taxable-equivalent basis was $604 million compared with $588 million, a $16 million, or 3 percent, increase from one year earlier. In contrast, the net interest margin declined 12 basis points to 4.72%. The 12 basis point decline in the net interest margin resulted from both an increase in the cost of lower cost sources of funds and a decrease in the average yield on assets. The cost of interest bearing core deposits (excluding large time) increased by 8 basis points, while the yield on domestic loans dropped by 17 basis points.

    The negative impact of the drop in the net interest margin was offset both by an increase in the proportion of funding provided by demand deposits and interest bearing core deposits as compared with other, higher cost, borrowed funds and by growth in average earning assets of $1.3 billion, or 5 percent. The majority of this growth was attributable to average domestic loans, which increased by $930 million, or 5 percent. The proportion of funding provided by noninterest bearing and other lower cost sources of funds increased from 64 percent in the first half of 1996 to 66 percent in the first half of 1997.

NONINTEREST INCOME

                                                                                                        FOR THE SIX MONTHS
                                                       FOR THE THREE MONTHS ENDED                             ENDED
                                     ---------------------------------------------------------------  ----------------------
                                      JUNE 30,   MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,    JUNE 30,    JUNE 30,
(DOLLARS IN THOUSANDS)                  1997        1997         1996          1996          1996        1997        1996
-----------------------------------  ----------  ----------  ------------  -------------  ----------  ----------  ----------
Service charges on deposit
 accounts..........................  $   28,307  $   27,121   $   26,148    $    26,799   $   25,067  $   55,428  $   49,028
Trust fees.........................      25,696      23,898       23,824         24,098       23,309      49,594      45,557
International commissions and
 fees..............................      17,306      15,079       16,586         16,120       17,124      32,385      33,402
Credit card merchant fees..........      14,283      13,044       11,554         13,721       12,905      27,327      24,503
Merchant banking fees..............       6,445       8,380        4,718          4,729        5,234      14,825      14,482
Investment services................       6,096       4,979        5,182          5,225        4,714      11,075       8,973
Foreign exchange...................       3,853       3,469        3,598          2,641        3,330       7,322       7,016
Investment securities gains, net...          81         471          637            628        2,621         552       3,237
Other..............................       8,954      18,345       10,725         13,319       11,246      27,299      22,226
                                     ----------  ----------  ------------  -------------  ----------  ----------  ----------
  Total noninterest income.........  $  111,021  $  114,786   $  102,972    $   107,280   $  105,550  $  225,807  $  208,424
                                     ----------  ----------  ------------  -------------  ----------  ----------  ----------
                                     ----------  ----------  ------------  -------------  ----------  ----------  ----------

    In the second quarter of 1997, the Company had noninterest income of $111 million, compared with $106 million for the same period in 1996. This increase of $5 million was primarily due to a $3 million increase in service charges on deposits arising from increased account analysis fees and a $2 million increase in trust fees due to growth in the Company's proprietary mutual funds. Increases of approximately $ 1 million each in credit card, merchant banking, investment services and foreign exchange fees were offset by a $ 3 million decrease in net gains on sales of investment securities.

    For the six months ended June 30, 1997, noninterest income increased to $226 million from $208 million for the same period in 1996. This increase of $18 million was due to $8 million of non-recurring gains from a real estate-related joint venture (included in "Other"), a $6 million increase in service charges on deposits, a $4 million increase in trust fees and a $3 million increase in credit card fees resulting from increased merchant volume, offset by the $3 million decrease in gains on secuities sales.

NONINTEREST EXPENSE

                                                                                                        FOR THE SIX MONTHS
                                                       FOR THE THREE MONTHS ENDED                             ENDED
                                     ---------------------------------------------------------------  ----------------------
                                      JUNE 30,   MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,    JUNE 30,    JUNE 30,
(DOLLARS IN THOUSANDS)                  1997        1997         1996          1996          1996        1997        1996
-----------------------------------  ----------  ----------  ------------  -------------  ----------  ----------  ----------
Salaries and other compensation....  $  112,714  $  108,601   $  109,201    $   113,416   $  114,281  $  221,315  $  226,176
Employee benefits..................      24,459      32,187       27,724         24,591       25,683      56,646      56,139
                                     ----------  ----------  ------------  -------------  ----------  ----------  ----------
  Personnel-related expense........     137,173     140,788      136,925        138,007      139,964     277,961     282,315
Occupancy..........................      22,884      19,630       21,671         35,439       24,270      42,514      46,225
Equipment..........................      14,143      13,687       14,790         14,003       13,336      27,830      27,149
Communications.....................      10,518      10,268        9,203          8,713        9,334      20,786      18,021
Credit card processing.............      10,545       9,722        9,065          9,619       10,038      20,267      18,407
Professional services..............       7,882       4,719        5,737          6,144        6,592      12,601      12,461
Advertising and public relations...       7,218       6,009        9,585          5,508        6,702      13,227      13,695
Data processing....................       6,148       6,423        6,565          5,568        4,689      12,571      10,007
Printing and office supplies.......       6,087       6,169        6,614          7,939        6,434      12,256      12,532
Software...........................       3,604       4,729        4,575          3,966        3,678       8,333       7,354
Intangible asset amortization......       3,338       3,338        3,321          3,338        3,338       6,676       6,676
Travel.............................       4,369       3,195        4,487          3,553        3,822       7,564       6,896
Armored car........................       2,956       3,113        4,778          4,458        4,171       6,069       8,256
Foreclosed asset expense
 (income)..........................         465         411         (556)          (696)         867         876       4,141
Other..............................      18,423      14,900       17,615         12,964       15,283      33,323      30,407
                                     ----------  ----------  ------------  -------------  ----------  ----------  ----------
  Noninterest expense, excluding
    merger and integration
    expense........................     255,753     247,101      254,375        258,523      252,518     502,854     504,542
Merger and integration expense.....      --           6,037       30,646         25,552       61,266       6,037      61,266
                                     ----------  ----------  ------------  -------------  ----------  ----------  ----------
  Total noninterest expense........  $  255,753  $  253,138   $  285,021    $   284,075   $  313,784  $  508,891  $  565,808
                                     ----------  ----------  ------------  -------------  ----------  ----------  ----------
                                     ----------  ----------  ------------  -------------  ----------  ----------  ----------

    Noninterest expense was $256 million for the second quarter of 1997, compared with $253 million for the second quarter of 1996, an increase of $3 million, or 1 percent. Personnel-related expense decreased $3 million, or 2 percent, due to a 6 percent decline in full-time equivalent employees from 9,962 at June 30, 1996 to 9,381 at June 30, 1997. In addition, occupancy expense decreased $1 million from a year ago due to the consolidation of administrative functions and the closure of banking offices. Offsetting these reductions was an increase of $7 million, or 8 percent, in all other noninterest expense combined, of which the largest individual increases were in customer service payments (which is recovered in revenue) and in credit card interchange and item processing fees. No merger and integration expense was recorded in the second quarter of 1997, compared with $61 million in the same quarter in 1996.

    For the six months ended June 30, 1997, noninterest expense, excluding merger and integration expense of $6 million, was $503 million, compared with $505 million for the first six months of 1996, excluding merger and integration expense of $61 million. This decrease of $2 million, or less than 1 percent, resulted principally from a $4 million decrease in personnel-related expense, due to a decline in full-time equivalent employees and a reduction in contract labor expense, as well as a $4 million reduction in occupancy expense and a $3 million decline in forclosed asset expense. Offsetting these decreases was $7 million in increases in communication, credit card processing and data processing expense.

MERGER AND INTEGRATION EXPENSE

    In connection with the merger, $6 million of merger and integration expense was recognized in the first half of 1997. These costs included severance, retention, and other employee-related costs ($1 million); professional fees ($1 million); and other merger and integration related expenses ($4 million). As a result of the combination of Union Bank and BanCal Tri-State Corporation on April 1, 1996, merger and integration expense totaling $124 million was recorded. No further merger and integration charges are expected.

    The table that follows presents merger and integration expense provisions in 1996 and the first half of 1997, the cash and noncash utilization of those expense provisions during the periods, and the resulting liability balances as of June 30, 1997, and December 31, 1996.

                                                                           SIX MONTHS ENDED   TWELVE MONTHS ENDED
(DOLLARS IN THOUSANDS)                                                       JUNE 30, 1997     DECEMBER 31, 1996
-------------------------------------------------------------------------  -----------------  --------------------
Balance, accrued merger and integration expense, beginning of period.....     $    54,344          $   --
Provision for merger and integration costs...............................           6,037             117,464
Utilization:
  Cash...................................................................          25,354              40,155
  Noncash................................................................             886              22,965
                                                                                 --------             -------
    Total utilization....................................................          26,240              63,120
                                                                                 --------             -------
Balance, accrued merger and integration expense, end of period...........     $    34,141          $   54,344
                                                                                 --------             -------
                                                                                 --------             -------

    The Company's liquidity has not been significantly affected by these cash outlays, and future cash outlays are not expected to impact liquidity.

INCOME TAX EXPENSE

    The effective tax rates for the six months ended June 30, 1997 and 1996, were 40.5 percent and 38.2 percent, respectively. The increase in the effective tax rate was primarily attributable to an increase in the effective state tax rates as a result of the combination of Union Bank with BanCal Tri-State Corporation and of their parents, The Bank of Tokyo, Ltd. and The Mitsubishi Bank, Limited, on April 1, 1996, and to a $5 million benefit recognized in 1996 from a favorable settlement with the California Franchise Tax Board for an examination of 1985 and 1986 taxes.

LOANS

                                         JUNE 30,       MARCH 31,    DECEMBER 31,   SEPTEMBER 30,    JUNE 30,
(DOLLARS IN THOUSANDS)                     1997           1997           1996           1996           1996
-------------------------------------  -------------  -------------  -------------  -------------  -------------
Domestic:
  Commercial, financial and
    industrial.......................  $  10,385,050  $   9,676,131  $   9,492,255  $   9,603,845  $   9,439,260
  Construction.......................        319,355        331,149        357,817        362,324        365,946
  Mortgage:
    Residential......................      2,960,502      2,973,411      2,960,908      3,005,167      3,026,548
    Commercial.......................      2,804,061      2,650,511      2,597,616      2,485,963      2,301,144
                                       -------------  -------------  -------------  -------------  -------------
      Total mortgage.................      5,764,563      5,623,922      5,558,524      5,491,130      5,327,692
  Consumer:
    Installment......................      2,054,050      2,061,883      2,063,434      2,038,849      1,943,889
    Home equity......................      1,058,937      1,064,357      1,113,269      1,137,454      1,166,428
    Credit card and other lines of
      credit.........................        279,163        284,009        303,235        296,131        298,798
                                       -------------  -------------  -------------  -------------  -------------
      Total consumer.................      3,392,150      3,410,249      3,479,938      3,472,434      3,409,115
  Lease financing....................        857,935        824,325        800,048        823,082        830,889
                                       -------------  -------------  -------------  -------------  -------------
      Total loans in domestic
        offices......................     20,719,053     19,865,776     19,688,582     19,752,815     19,372,902
Loans originated in foreign
 branches............................      1,232,506      1,234,150      1,209,523      1,193,950      1,107,776
                                       -------------  -------------  -------------  -------------  -------------
      Total loans....................  $  21,951,559  $  21,099,926  $  20,898,105  $  20,946,765  $  20,480,678
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------

    The Company's lending activities are predominantly domestic, with such loans comprising approximately 94 percent of the portfolio at June 30, 1997. Total loans at June 30, 1997, were $22.0 billion, an increase of $1.5 billion, or 7 percent, from June 30, 1996. The increase was primarily attributable to growth in the commercial, financial and industrial loan portfolio, which increased $946 million from June 30, 1996.

    Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are principally to major corporations, middle market businesses, and small businesses, with no industry concentration exceeding ten percent of the total. At June 30, 1997 and 1996, the commercial, financial and industrial loan portfolio was $10.4 billion, or 47 percent of total loans, and $9.4 billion, or 46 percent of total loans, respectively. The majority of the $1 billion increase over the 12 month period occurred in the last quarter. The increase of $709 million in commercial loans from March 31, 1997 to June 30, 1997 was principally due to loans to large corporations. A significant portion of the increase is expected to be repaid by year end.

    The construction loan portfolio totaled $319 million, or 1 percent of total loans, at June 30, 1997, compared with $366 million, or 2 percent of total loans, at June 30, 1996.

    Mortgage loans were $5.8 billion, or 26 percent of total loans, at June 30, 1997, and $5.3 billion, or 26 percent of total loans, at June 30, 1996. The mortgage loan portfolio consists of loans on commercial and industrial projects and loans secured by one to four family residential properties, primarily in California. Commercial mortgages increased $503 million from June 30, 1996, primarily due to originations of mini perm loans ranging from $1 million to $10 million.

    Consumer loans totaled $3.4 billion, or 15 percent of total loans, at June 30, 1997, compared with $3.4 billion, or 17 percent of total loans, at June 30, 1996. This portfolio is primarily comprised of installment loans and home equity loans. Installment loans increased $110 million from June 30, 1996, due to increases in automobile lending.

    Lease financing totaled $858 million, or 4 percent of total loans, at June 30, 1997, compared with $831 million, or 4% percent of total loans, at June 30, 1996.

    Loans originated in foreign branches totaled $1.2 billion, or 6 percent of total loans, at June 30, 1997 and $1.1 billion, or 5 percent of total loans, at June 30, 1996.

ALLOWANCE FOR CREDIT LOSSES

    The allowance for credit losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the credit and lease portfolio, including commitments to provide financing. The allowance is increased by the provision for credit losses, which is charged against current period operating results, and is decreased by the amount of net loans charged off during the period. In evaluating the adequacy of the allowance for credit losses, management incorporates such factors as collateral value, portfolio composition and concentration, and trends in local and national economic conditions and the related impact on the financial strength of the Company's borrowers. While the allowance is segmented by broad portfolio categories to analyze its adequacy, the allowance is general in nature and is available for the portfolio in its entirety. Although management believes that the allowance for credit losses is adequate, without any provision for credit losses in the second quarter of 1997, future provisions will be subject to continuing evaluation of inherent risk in the loan portfolio.

    The table below sets forth a reconciliation of changes in the allowance for credit losses.

                                                                   FOR THE THREE MONTHS ENDED
                                                 ---------------------------------------------------------------
                                                  JUNE 30,   MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,
(DOLLARS IN THOUSANDS)                              1997        1997         1996          1996          1996
-----------------------------------------------  ----------  ----------  ------------  -------------  ----------
Balance, beginning of period...................  $  522,835  $  523,946   $  535,087    $   545,345   $  547,401
Loans charged off:
    Commercial, financial and industrial.......      12,628       5,175       13,280         10,289        6,628
    Construction...............................         120      --            2,376        --               806
    Mortgage...................................       1,549       1,888        1,706          5,086        2,621
    Consumer...................................      13,466      12,539       18,083         12,293       12,162
    Lease financing............................         709         969          683            716          577
    Loans originated in foreign branches.......          34      --               42          1,256           49
                                                 ----------  ----------  ------------  -------------  ----------
      Total loans charged off..................      28,506      20,571       36,170         29,640       22,843
Recoveries of loans previously charged off:
    Commercial, financial and industrial.......       3,644       7,540        7,887          4,030        4,271
    Construction...............................      --           6,891            2        --               129
    Mortgage...................................         610       1,474        4,310          2,230        3,097
    Consumer...................................       3,402       3,481        2,786          3,027        3,147
    Lease financing............................         129          74           44             95          143
                                                 ----------  ----------  ------------  -------------  ----------
      Total recoveries of loans previously
        charged off............................       7,785      19,460       15,029          9,382       10,787
                                                 ----------  ----------  ------------  -------------  ----------
        Net loans charged off..................      20,721       1,111       21,141         20,258       12,056
Provision for credit losses....................      --          --           10,000         10,000       10,000
                                                 ----------  ----------  ------------  -------------  ----------
Balance, end of period.........................  $  502,114  $  522,835   $  523,946    $   535,087   $  545,345
                                                 ----------  ----------  ------------  -------------  ----------
                                                 ----------  ----------  ------------  -------------  ----------
Allowance for credit losses to total loans.....        2.29%       2.48%        2.51%          2.55%        2.66%
Provision for credit losses to net loans
 charged off...................................      --          --            47.30          49.36        82.95
Recoveries of loans to loans charged off in the
 previous period...............................       37.84       53.80        50.71          41.07        35.28
Net loans charged off to average loans
 outstanding for the period (1)................        0.39        0.02         0.40           0.39         0.24

------------------------------

(1)  Annualized.

    At June 30, 1997, the Company's allowance for credit losses was $502 million, or 2.29 percent of total loans, and 343.58 percent of total nonaccrual loans, compared with an allowance for credit losses at June 30, 1996 of $545 million, or 2.66 percent of total loans, and 284.78 percent of total nonaccrual loans.

    During the second quarter of 1997, the Company recorded no provision for credit losses compared with a provision of $10 million in the second quarter of 1996. Similarly, there was no provision for credit losses in the first quarter of 1997, compared to a provision of $10 million in the first quarter of 1996. This resulted from management's regular quarterly assessment of overall credit quality and economic conditions in relation to the level of the allowance for credit losses. Future quarterly provisions will be subject to the same evaluation process.

    During the second quarter of 1997, the Company had net loans charged off of $21 million, compared with $12 million in the second quarter of 1996. There were $8 million in recoveries during the second quarter of 1997 compared with $11 million in recoveries for the same period in 1996. Net loans charged off as a percentage of average total loans for the second quarter of 1997 increased to 0.39%, compared with 0.24% for the same quarter a year ago.

    The Company evaluates its loan portfolio for impairment as defined by Statement of Financial Accounting Standard No. 114, as amended. At June 30, 1997, total impaired loans were $145 million, and the associated impairment allowance was $3 million, compared with total impaired loans of $158 million and an associated impairment allowance of $11 million, at June 30, 1996.

NONPERFORMING ASSETS

                                                  JUNE 30,   MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,
(DOLLARS IN THOUSANDS)                              1997        1997         1996          1996          1996
-----------------------------------------------  ----------  ----------  ------------  -------------  ----------
Nonaccrual loans:
    Commercial, financial and industrial.......  $   87,415  $   70,778   $   56,864    $    70,920   $   94,303
    Construction...............................       8,804       5,009        7,349         10,670       10,974
    Mortgage:
      Residential..............................       1,134       3,244       11,214         10,577       16,083
      Commercial...............................      48,787      57,636       52,593         54,904       66,911
                                                 ----------  ----------  ------------  -------------  ----------
        Total mortgage.........................      49,921      60,880       63,807         65,481       82,994
    Other......................................      --          --              247            704        3,223
                                                 ----------  ----------  ------------  -------------  ----------
        Total nonaccrual loans.................     146,140     136,667      128,267        147,775      191,494
Renegotiated loans.............................      --          --           --            --               681
Foreclosed assets..............................      30,059      30,378       28,517         32,882       35,998
                                                 ----------  ----------  ------------  -------------  ----------
      Total nonperforming assets...............  $  176,199  $  167,045   $  156,784    $   180,657   $  228,173
                                                 ----------  ----------  ------------  -------------  ----------
                                                 ----------  ----------  ------------  -------------  ----------
Allowance for credit losses....................  $  502,114  $  522,835   $  523,946    $   535,087   $  545,345
                                                 ----------  ----------  ------------  -------------  ----------
                                                 ----------  ----------  ------------  -------------  ----------
Nonaccrual and renegotiated loans to total
 loans.........................................        0.67%       0.65%        0.61%          0.71%        0.94%
Nonaccrual loans to allowance for credit
 losses........................................       29.10       26.14        24.48          27.62        35.11
Nonperforming assets to total loans and
 foreclosed assets.............................        0.80        0.79         0.75           0.86         1.11
Nonperforming assets to total assets...........        0.58        0.57         0.54           0.63         0.81

    At June 30, 1997, nonaccrual and renegotiated loans totaled $146 million, a decrease of $46 million, or 24 percent, from a year earlier. The decrease was primarily the result of reductions of $18 million in nonaccrual commercial mortgage loans, $15 million in nonaccrual residential mortgage loans, and $7 million in nonaccrual commercial, financial and industrial loans.

    Nonperforming assets declined $52 million, or 23 percent, from June 30, 1996. Foreclosed assets declined $6 million due to sales of individual assets. Nonperforming assets increased $19 million from December 31, 1996, primarily due to the addition of a two nonaccrual commercial, financial and industrial loans of $12 million and $25 million.

    Nonaccrual loans as a percentage of total loans were 0.67% at June 30, 1997, compared with 0.94% at June 30, 1996. Nonperforming assets as a percentage of total loans and foreclosed assets were 0.80% at June 30, 1997, compared with 1.11% at June 30, 1996.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

                                                    JUNE 30,    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,  JUNE 30,
(DOLLARS IN THOUSANDS)                                1997        1997          1996          1996         1996
--------------------------------------------------  ---------  -----------  ------------  -------------  ---------
 Commercial, financial and industrial.............  $   2,085   $   4,419    $    4,527     $     521    $   1,800
  Construction....................................     --           5,081        --             2,325          188
  Mortgage:
    Residential...................................     11,155      10,952         8,969         9,838        7,110
    Commercial....................................      2,190      13,742           168        16,372          117
                                                    ---------  -----------  ------------  -------------  ---------
      Total mortgage..............................     13,345      24,694         9,137        26,210        7,227
  Consumer and other..............................     11,922      11,865        10,028        13,643        6,867
                                                    ---------  -----------  ------------  -------------  ---------
      Total loans 90 days or more past due and
        still accruing............................  $  27,352   $  46,059    $   23,692     $  42,699    $  16,082
                                                    ---------  -----------  ------------  -------------  ---------
                                                    ---------  -----------  ------------  -------------  ---------

    Total loans 90 days or more past due and still accruing were $27 million at June 30, 1997, compared with $16 million at June 30, 1996.

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

    Core deposits provide the Company with a sizable source of relatively stable and low-cost funds. In the second quarter of 1997, lower cost sources of funds, which include demand deposits and interest bearing core deposits, funded 66 percent of average earning assets. Most of the remaining funding was provided by short-term borrowing in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper, and other borrowings.

REGULATORY CAPITAL

                                                                                                                  MINIMUM
                                     JUNE 30,        MARCH 31,    DECEMBER 31,   SEPTEMBER 30,    JUNE 30,      REGULATORY
(DOLLARS IN THOUSANDS)                 1997            1997           1996           1996           1996        REQUIREMENT
--------------------------------  ---------------  -------------  -------------  -------------  -------------  -------------
CAPITAL COMPONENTS
Tier 1 capital..................  $     2,547,483  $   2,467,312  $   2,395,580  $   2,349,483  $   2,308,038
Tier 2 capital..................        [667,408]        458,135        551,074        552,768        594,911
                                  ---------------  -------------  -------------  -------------  -------------
Total risk-based capital........  $   [3,214,891]  $   2,925,447  $   2,946,654  $   2,902,251  $   2,902,949
                                  ---------------  -------------  -------------  -------------  -------------
                                  ---------------  -------------  -------------  -------------  -------------
Risk-weighted assets............  $  [27,735,120]  $  26,963,265  $  26,390,288  $  25,994,269  $  25,827,724
                                  ---------------  -------------  -------------  -------------  -------------
                                  ---------------  -------------  -------------  -------------  -------------
Quarterly average assets........  $  [29,360,405]  $  28,702,616  $  28,496,355  $  27,885,645  $  27,699,256
                                  ---------------  -------------  -------------  -------------  -------------
                                  ---------------  -------------  -------------  -------------  -------------
CAPITAL RATIOS
Tier 1 risk-based capital.......           [9.19]           9.15%          9.08%          9.04%          8.94%         4.0%
Total risk-based capital........          [11.59]          10.85          11.17          11.16          11.24          8.0
Leverage ratio (1)..............           [8.68]           8.60           8.41           8.43           8.33          4.0

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

    Compared with one year earlier, the company's Tier 1 risk-based capital ratio at June 30, 1997, increased [25] basis points to [9.19%], the total risk-based capital ratio increased [35] basis points to [11.59%], and the leverage ratio increased [35] basis points to [8.68%]. The increase in the Tier 1 risk-based capital and leverage ratios was due to retained earnings growing faster than risk-weighted assets and average assets, respectively. The increase in the total capital ratio was primarily due to the issuance of $200 million in long-term subordinated debt partly offset by the redemption of $100 million of subordinated debt in the first quarter.

    The Company has announced the call of $135 million of preferred stock. This call has no impact on the Bank. Excluding $135 million from Tier 1 capital impacts the Tier 1 and total capital ratios by 50 basis points, and the leverage ratio by 46 basis points.

    As of June 30, 1997, management believes the capital ratios of the Bank met all regulatory minimums of a well-capitalized bank.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits Index:

NO.        DESCRIPTION
---  -----------------------
27   Financial Data Schedule

       (b) Reports on Form 8-K: None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNIONBANCAL CORPORATION
                                                 (Registrant)

                                          By           /s/ MINORU NODA
                                            ------------------------------------

                                                        Minoru Noda
                                              DEPUTY CHAIRMAN OF THE BOARD AND
                                                CHIEF FINANCIAL OFFICER AND
                                                    CHIEF CREDIT OFFICER

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

                                          Dated:  [           ]