Form 10-Q/A
period 1997-06-30
UNIONBANCAL CORP
filed 1997-08-08
CIK 1011659

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                         Commission file number 0-28118

                            UNIONBANCAL CORPORATION

State of Incorporation: California            I.R.S. Employer Identification No.
                                   94-1234979

                             350 California Street
                        San Francisco, California 94104
                           Telephone: (415) 705-7350

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

   Number of shares of Common Stock outstanding at July 31, 1997: 54,882,262

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

ON JULY 31, 1997, THE AGENT FOR EDGAR FILINGS FOR UNIONBANCAL CORPORATION (THE "COMPANY") MISTAKENLY TRANSMITTED A DRAFT OF THE COMPANY'S FORM 10-Q QUARTERLY REPORT. THE FOLLOWING REPORT AMENDS AND RESTATES THE MISTAKENLY TRANSMITTED REPORT IN ITS ENTIRETY.

                               TABLE OF CONTENTS

                                                                                                           PAGE NUMBER
                                                                                                          -------------
PART I
FINANCIAL INFORMATION

  Consolidated Financial Highlights.....................................................................            2

  Item 1. Financial Statements:
    Condensed Consolidated Statements of Income.........................................................            4
    Condensed Consolidated Balance Sheets...............................................................            5
    Condensed Consolidated Statements of Cash Flows.....................................................            6
    Condensed Consolidated Statements of Changes in Shareholders' Equity................................            7
    Notes to Condensed Consolidated Financial Statements................................................            8

  Item 2. Management's Discussion and Analysis:
    Introduction........................................................................................           10
    Summary.............................................................................................           11
    Analysis of Earnings................................................................................           13
    Net Interest Income.................................................................................           14
    Noninterest Income..................................................................................           18
    Noninterest Expense.................................................................................           19
    Merger and Integration Expense......................................................................           20
    Income Tax Expense..................................................................................           20
    Loans...............................................................................................           21
    Allowance for Credit Losses.........................................................................           22
    Nonperforming Assets................................................................................           23
    Loans 90 Days or More Past Due and Still Accruing...................................................           24
    Liquidity...........................................................................................           24
    Regulatory Capital..................................................................................           25

PART II
OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..............................................................           26

  Signatures............................................................................................           26

                         PART I.  FINANCIAL INFORMATION

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                        --------------------------------------------------
                                                                                                    INCREASE (DECREASE)
                                                                         JUNE 30,     JUNE 30,    ------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                              1997         1996         AMOUNT       PERCENT
----------------------------------------------------------------------  -----------  -----------  ------------   ---------
RESULTS OF OPERATIONS:
  Net interest income (1).............................................  $   308,401  $   290,263  $   18,138        6.25%
  Provision for credit losses.........................................           --       10,000     (10,000)    (100.00)
  Noninterest income..................................................      111,021      105,550       5,471        5.18
  Noninterest expense, excluding merger and integration expense (2)...      255,753      252,518       3,235        1.28
                                                                        -----------  -----------  ------------   ---------
  Income before merger and integration expense and income
    taxes (1)(2)......................................................      163,669      133,295      30,374       22.79
  Merger and integration expense......................................           --       61,266     (61,266)    (100.00)
                                                                        -----------  -----------  ------------   ---------
  Income before income taxes (1)......................................      163,669       72,029      91,640      127.23
  Taxable-equivalent adjustment.......................................        1,385        2,024        (639)     (31.57)
  Income tax expense..................................................       65,739       25,597      40,142      156.82
                                                                        -----------  -----------  ------------   ---------
  Net income..........................................................  $    96,545  $    44,408  $   52,137      117.40%
                                                                        -----------  -----------  ------------   ---------
                                                                        -----------  -----------  ------------   ---------
NET INCOME APPLICABLE TO:
  Common stock........................................................  $    88,097  $    39,096  $   49,001      125.34%
                                                                        -----------  -----------  ------------   ---------
                                                                        -----------  -----------  ------------   ---------
  Parent direct interest in bank subsidiary...........................  $     5,621  $     2,486  $    3,135      126.11%
                                                                        -----------  -----------  ------------   ---------
                                                                        -----------  -----------  ------------   ---------
PER COMMON SHARE:
  Net income..........................................................  $      1.61  $      0.71  $     0.90      126.76%
  Pro forma earnings, excluding after-tax merger and integration
    expense (2).......................................................         1.61         1.37        0.24       17.52
  Dividends...........................................................         0.35         0.35          --          --
  Book value (end of period)..........................................        43.15        39.29        3.86        9.82
  Common shares outstanding (end of period)...........................   54,866,952   54,757,877     109,075        0.20
  Weighted average common shares outstanding..........................   54,795,625   54,752,316      43,309        0.08
BALANCE SHEET (END OF PERIOD):
  Total assets........................................................  $30,275,150  $28,114,916  $2,160,234        7.68%
  Total loans.........................................................   21,951,559   20,480,678   1,470,881        7.18
  Nonperforming assets................................................      176,199      228,173     (51,974)     (22.78)
  Subordinated capital notes..........................................      482,000      495,369     (13,369)      (2.70)
  Preferred stock.....................................................      135,000      135,000          --          --
  Common equity.......................................................    2,367,630    2,151,698     215,932       10.04
BALANCE SHEET (PERIOD AVERAGE):
  Total assets........................................................  $29,439,297  $27,798,201  $1,641,096        5.90%
  Total loans.........................................................   21,532,898   20,381,891   1,151,007        5.65
  Common equity.......................................................    2,330,809    2,166,783     164,026        7.57
  Earning assets......................................................   26,006,291   24,492,765   1,513,526        6.18
FINANCIAL RATIOS:
  Return on average assets (3)........................................         1.32%        0.64%       0.68%
  Pro forma return on average assets, excluding after-tax merger
    and integration expense (2)(3)....................................         1.32         1.20        0.12
  Return on average common equity (4).................................        15.16         7.26        7.90
  Pro forma return on average common equity, excluding after-tax
    merger and integration expense (2)(4).............................        15.16        13.95        1.21
  Efficiency ratio (5)................................................        60.87        79.06      (18.19)
  Pro forma efficiency ratio, excluding merger and integration expense
    (2)(5)............................................................        60.87        63.58       (2.71)
  Net interest margin (1).............................................         4.75         4.77       (0.02)
  Tier 1 risk-based capital ratio.....................................         9.19         8.94        0.25
  Total risk-based capital ratio......................................        11.59        11.24        0.35
  Leverage ratio......................................................         8.68         8.33        0.35
  Allowance for credit losses to total loans..........................         2.29         2.66       (0.37)
  Allowance for credit losses to nonaccrual loans.....................       343.58       284.78       58.80
  Net loans charged off to average total loans (6)....................         0.39         0.24        0.15
  Nonperforming assets to total loans and foreclosed assets...........         0.80         1.11       (0.31)
  Nonperforming assets to total assets................................         0.58         0.81       (0.23)

------------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) See page 10, "Merger Accounting", for a description of merger accounting and pro forma earnings presentations.
(3)  Based on annualized net income.
(4)  Based on annualized net income applicable to common stock.
(5) The efficiency ratio is noninterest expense, excluding foreclosed asset expense, as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense was $0.5 million in the second quarter of 1997 and $0.9 million in the second quarter of 1996.
(6)  Annualized.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED)
                                  (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                            -----------------------------------------------------
                                                                                                             INCREASE (DECREASE)
                                                                              JUNE 30,        JUNE 30,      ---------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                   1997            1996          AMOUNT     PERCENT
--------------------------------------------------------------------------  -------------   -------------   ----------  ---------
RESULTS OF OPERATIONS:
  Net interest income (1).................................................   $    603,853    $    588,058   $   15,795     2.69%
  Provision for credit losses.............................................             --          20,000      (20,000) (100.00)
  Noninterest income......................................................        225,807         208,424       17,383     8.34
  Noninterest expense, excluding merger and integration expense (2).......        502,854         504,542       (1,688)   (0.33)
                                                                            -------------   -------------   ----------  ---------
  Income before merger and integration expense and income
    taxes (1)(2)..........................................................        326,806         271,940       54,866    20.18
  Merger and integration expense..........................................          6,037          61,266      (55,229)  (90.15)
                                                                            -------------   -------------   ----------  ---------
  Income before income taxes (1)..........................................        320,769         210,674      110,095    52.26
  Taxable-equivalent adjustment...........................................          2,806           4,152       (1,346)  (32.42)
  Income tax expense......................................................        128,916          78,848       50,068    63.50
                                                                            -------------   -------------   ----------  ---------
  Net income..............................................................   $    189,047    $    127,674   $   61,373    48.07%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
NET INCOME APPLICABLE TO:
  Common stock............................................................   $    172,388    $    115,864   $   56,524    48.78%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
  Parent direct interest in bank subsidiary...............................   $     11,006    $      6,158   $    4,848    78.73%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
PER COMMON SHARE:
  Net income..............................................................   $       3.15    $       2.12   $     1.03    48.58%
  Pro forma earnings, excluding after-tax merger and integration expense
    (2)...................................................................           3.21            2.78         0.43    15.47
  Dividends (3)...........................................................           0.70            0.70           --       --
  Book value (end of period)..............................................          43.15           39.29         3.86     9.82
  Common shares outstanding (end of period)...............................     54,866,952      54,757,877      109,075     0.20
  Weighted average common shares outstanding..............................     54,780,158      54,721,265       58,893     0.11
BALANCE SHEET (END OF PERIOD):
  Total assets............................................................   $ 30,275,150    $ 28,114,916   $2,160,234     7.68%
  Total loans.............................................................     21,951,559      20,480,678    1,470,881     7.18
  Nonperforming assets....................................................        176,199         228,173      (51,974)  (22.78)
  Subordinated capital notes..............................................        482,000         495,369      (13,369)   (2.70)
  Preferred stock.........................................................        135,000         135,000           --       --
  Common equity...........................................................      2,367,630       2,151,698      215,932    10.04
BALANCE SHEET (PERIOD AVERAGE):
  Total assets............................................................   $ 29,116,709    $ 27,613,461   $1,503,248     5.44%
  Total loans.............................................................     21,302,142      20,285,159    1,016,983     5.01
  Common equity...........................................................      2,296,397       2,188,235      108,162     4.94
  Earning assets..........................................................     25,728,698      24,443,391    1,285,307     5.26
FINANCIAL RATIOS:
  Return on average assets (4)............................................           1.31%           0.93%        0.38%
  Pro forma return on average assets, excluding after-tax merger
    and integration expense (2)(4)........................................           1.33            1.21         0.12
  Return on average common equity (5).....................................          15.14           10.65         4.49
  Pro forma return on average common equity, excluding after-tax merger
    and integration expense (2)(5)........................................          15.43           13.96         1.47
  Efficiency ratio (6)....................................................          61.23           70.52        (9.29)
  Pro forma efficiency ratio, excluding merger and integration expense
    (2)(6)................................................................          60.50           62.83        (2.33)
  Net interest margin (1).................................................           4.72            4.84        (0.12)
  Tier 1 risk-based capital ratio.........................................           9.19            8.94         0.25
  Total risk-based capital ratio..........................................          11.59           11.24         0.35
  Leverage ratio..........................................................           8.68            8.33         0.35
  Allowance for credit losses to total loans..............................           2.29            2.66        (0.37)
  Allowance for credit losses to nonaccrual loans.........................         343.58          284.78        58.80
  Net loans charged off to average total loans (7)........................           0.21            0.30        (0.09)
  Nonperforming assets to total loans and foreclosed assets...............           0.80            1.11        (0.31)
  Nonperforming assets to total assets....................................           0.58            0.81        (0.23)

------------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) See page 10, "Merger Accounting", for a description of merger accounting and pro forma earnings presentations.
(3) The dividend amount for the first half of 1996 does not include a dividend of $145 million paid to The Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.
(4)  Based on annualized net income.
(5)  Based on annualized net income applicable to common stock.
(6) The efficiency ratio is noninterest expense, excluding foreclosed asset expense, as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense was $0.9 million in the first six months of 1997 and $4.1 million in the first six months of 1996.
(7)  Annualized.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         (UNAUDITED)                 (UNAUDITED)
                                                                           JUNE 30,    DECEMBER 31,    JUNE 30,
(DOLLARS IN THOUSANDS)                                                       1997          1996          1996
-----------------------------------------------------------------------  ------------  ------------  ------------
ASSETS
Cash and due from banks................................................  $  2,340,247   $2,268,771   $  1,951,582
Interest bearing deposits in banks.....................................       919,040    1,131,216        914,087
Federal funds sold and securities purchased under resale agreements....       262,700      537,710        488,240
                                                                         ------------  ------------  ------------
    Total cash and cash equivalents....................................     3,521,987    3,937,697      3,353,909
Trading account securities.............................................       580,401      617,464        544,551
Investment securities available for sale...............................     2,531,733    2,164,197      1,917,089
Investment securities held to maturity (market value of $252,188 at
 June 30, 1997, $274,405 at December 31, 1996, and $314,203 at June 30,
 1996).................................................................       247,809      268,196        309,712
Loans..................................................................    21,951,559   20,898,105     20,480,678
Less: Allowance for credit losses......................................       502,114      523,946        545,345
                                                                         ------------  ------------  ------------
    Net loans..........................................................    21,449,445   20,374,159     19,935,333
Customers' acceptance liability........................................       803,272      778,378        884,162
Premises and equipment, net............................................       410,831      410,621        424,116
Intangible assets......................................................        84,439       91,129         97,827
Other assets...........................................................       645,233      592,218        648,217
                                                                         ------------  ------------  ------------
    Total assets.......................................................  $ 30,275,150   $29,234,059  $ 28,114,916
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Noninterest bearing..................................................  $  7,674,300   $7,381,078   $  6,696,146
  Interest bearing.....................................................    12,983,561   12,607,691     11,565,169
Deposits in foreign offices:
  Noninterest bearing..................................................       296,848      274,031        317,082
  Interest bearing.....................................................     1,398,210    1,270,160      1,387,111
                                                                         ------------  ------------  ------------
    Total deposits.....................................................    22,352,919   21,532,960     19,965,508
Federal funds purchased and securities sold under repurchase
 agreements............................................................     1,114,292    1,322,654      1,130,840
Commercial paper.......................................................     1,756,777    1,495,463      1,736,712
Other borrowed funds...................................................       528,385      758,251        970,848
Acceptances outstanding................................................       803,272      778,378        884,162
Other liabilities......................................................       597,648      469,420        519,459
Subordinated capital notes.............................................       482,000      382,000        495,369
                                                                         ------------  ------------  ------------
    Total liabilities..................................................    27,635,293   26,739,126     25,702,898
                                                                         ------------  ------------  ------------
SHAREHOLDERS' EQUITY
Parent direct interest in equity of bank subsidiary....................       137,227      128,689        125,320
Preferred stock:
  Authorized 5,000,000 shares, issued 1,350,000 shares 8 3/8%
    Noncumulative, Series A............................................       135,000      135,000        135,000
Common stock--$5 stated value:
  Authorized 100,000,000 shares, issued 54,866,952 as of June 30, 1997,
    54,762,653 as of December 31, 1996, and 54,757,877 as of June 30,
    1996...............................................................       274,334      273,813        273,789
Additional paid-in capital.............................................     1,316,973    1,310,813      1,310,428
Retained earnings......................................................       766,419      635,180        563,437
Cumulative translation adjustment......................................        (3,580)      (2,752)        (2,157)
Net unrealized gain on securities available for sale...................        13,484       14,190          6,201
                                                                         ------------  ------------  ------------
    Total shareholders' equity.........................................     2,639,857    2,494,933      2,412,018
                                                                         ------------  ------------  ------------
    Total liabilities and shareholders' equity.........................  $ 30,275,150   $29,234,059  $ 28,114,916
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            FOR THE SIX MONTHS
                                                                                              ENDED JUNE 30,
                                                                                         ------------------------
(DOLLARS IN THOUSANDS)                                                                      1997         1996
---------------------------------------------------------------------------------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................................................  $   189,047  $   127,674
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses........................................................           --       20,000
    Depreciation, amortization and accretion...........................................       32,698       32,196
    Provision for deferred income taxes................................................       17,606       19,482
    Gain on sale or call of investment securities available for sale, net..............         (552)      (3,237)
    Noncash portion of provision for merger and integration expense....................        1,026       51,077
    Other, net.........................................................................       95,397     (388,659)
                                                                                         -----------  -----------
      Total adjustments................................................................      146,175     (269,141)
                                                                                         -----------  -----------
  Net cash provided (used) by operating activities.....................................      335,222     (141,467)
                                                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment securities available for sale.......................          989       11,667
  Proceeds from matured and called investment securities available for sale............      111,123      495,606
  Purchase of investment securities available for sale.................................     (431,931)    (419,552)
  Proceeds from matured and called investment securities held to maturity..............       20,636       50,687
  Net increase in loans................................................................   (1,124,544)    (292,040)
  Other, net...........................................................................      (32,882)     (22,769)
                                                                                         -----------  -----------
    Net cash used by investing activities..............................................   (1,456,609)    (176,401)
                                                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.............................................................      819,959      310,465
  Net decrease in federal funds purchased and securities sold under repurchase
    agreements.........................................................................     (208,362)     (64,218)
  Net increase in commercial paper and other borrowed funds............................       31,448      348,107
  Net increase (decrease) in subordinated capital notes................................      100,000       (6,000)
  Dividends paid.......................................................................      (46,180)    (181,734)
  Repayment of borrowing to support corporate owned life insurance.....................           --      (95,475)
  Other, net...........................................................................        1,490        1,193
                                                                                         -----------  -----------
    Net cash provided (used) by financing activities...................................      698,355      312,338
                                                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...................................     (423,032)      (5,530)
Cash and cash equivalents at beginning of period.......................................    3,937,697    3,352,423
Foreign exchange revaluation gain......................................................        7,322        7,016
                                                                                         -----------  -----------
Cash and cash equivalents at end of period.............................................  $ 3,521,987  $ 3,353,909
                                                                                         -----------  -----------
                                                                                         -----------  -----------
CASH PAID DURING THE PERIOD FOR:
  Interest.............................................................................  $   402,018  $   373,902
  Income taxes.........................................................................       80,080       43,249
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Loans transferred to foreclosed assets...............................................  $    12,856  $    17,629

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                                    NET
                                     PARENT                                                                     UNREALIZED
                                     DIRECT                                                                        GAIN
                                   INTEREST IN                            ADDITIONAL              CUMULATIVE   ON SECURITIES
                                      BANK       PREFERRED     COMMON       PAID-IN    RETAINED   TRANSLATION  AVAILABLE FOR
(DOLLARS IN THOUSANDS)             SUBSIDIARY      STOCK        STOCK       CAPITAL    EARNINGS   ADJUSTMENT       SALE
---------------------------------  -----------  -----------  -----------  -----------  ---------  -----------  -------------
BALANCE AT DECEMBER 31, 1995.....   $ 159,996    $ 135,000    $ 273,351    $1,306,697  $ 585,680   $    (972)    $  24,340
Decrease in unrealized gain on
 securities available for sale,
 net of taxes....................        (865)                                                                     (18,139)
Net income.......................       6,158                                            121,516
Dividend reinvestment plan.......                                   116        1,077
Dividends on common stock ($0.70
 per share) (1)..................                                                        (31,960)
Dividends on preferred stock.....                                                         (5,652)
Dividend to MBL (2)..............     (39,890)                                          (105,000)
Deferred compensation--restricted
 stock awards....................                                   212        2,095      (1,147)
Stock options exercised..........                                   110          559
Change in translation
 adjustment......................         (79)                                                        (1,185)
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------

BALANCE AT JUNE 30, 1996.........   $ 125,320    $ 135,000    $ 273,789    $1,310,428  $ 563,437   $  (2,157)    $   6,201
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------

BALANCE AT DECEMBER 31, 1996.....   $ 128,689    $ 135,000    $ 273,813    $1,310,813  $ 635,180   $  (2,752)    $  14,190
Decrease in unrealized gain on
 securities available for sale,
 net of taxes....................          19                                                                         (706)
Net income.......................      11,006                                            178,041
Dividend reinvestment plan.......                                     1          (76)
Dividends on common stock ($0.70
 per share)......................      (2,434)                                           (38,368)
Dividends on preferred stock.....                                                         (5,653)
Deferred compensation--restricted
 stock awards....................                                   287        3,558      (2,781)
Stock options exercised..........                                   233        2,678
Change in translation
 adjustment......................         (53)                                                          (828)
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------
BALANCE AT JUNE 30, 1997.........   $ 137,227    $ 135,000    $ 274,334    $1,316,973  $ 766,419   $  (3,580)    $  13,484
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------


(DOLLARS IN THOUSANDS)               TOTAL
---------------------------------  ---------
BALANCE AT DECEMBER 31, 1995.....  $2,484,092
Decrease in unrealized gain on
 securities available for sale,
 net of taxes....................    (19,004)
Net income.......................    127,674
Dividend reinvestment plan.......      1,193
Dividends on common stock ($0.70
 per share) (1)..................    (31,960)
Dividends on preferred stock.....     (5,652)
Dividend to MBL (2)..............   (144,890)
Deferred compensation--restricted
 stock awards....................      1,160
Stock options exercised..........        669
Change in translation
 adjustment......................     (1,264)
                                   ---------
BALANCE AT JUNE 30, 1996.........  $2,412,018
                                   ---------
                                   ---------
BALANCE AT DECEMBER 31, 1996.....  $2,494,933
Decrease in unrealized gain on
 securities available for sale,
 net of taxes....................       (687)
Net income.......................    189,047
Dividend reinvestment plan.......        (75)
Dividends on common stock ($0.70
 per share)......................    (40,802)
Dividends on preferred stock.....     (5,653)
Deferred compensation--restricted
 stock awards....................      1,064
Stock options exercised..........      2,911
Change in translation
 adjustment......................       (881)
                                   ---------
BALANCE AT JUNE 30, 1997.........  $2,639,857
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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

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

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

NOTE 3 -- SUBSEQUENT EVENT

    Subsequent to June 30, 1997, the Franchise Tax Board of the State of California approved tax and interest refunds to settle litigation, administration and audit disputes covering tax years 1975-1987. The final agreement is expected to be signed during the third quarter of 1997. It is estimated that the effect will be to reduce income tax expense and, correspondingly, to increase net income by approximately $25 million for the three and nine month periods ending September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    UnionBanCal Corporation is a San Francisco, California-based bank holding company with consolidated assets of $30 billion at June 30, 1997. Its primary banking subsidiary is Union Bank of California, N.A., the third largest commercial bank in California, and among the 30 largest banks in the United States. Union Bank of California, N.A., had 237 banking offices in California, 5 banking offices in Oregon and Washington and 18 overseas facilities at June 30, 1997. UnionBanCal Corporation is 81 percent owned by The Bank of Tokyo-Mitsubishi, Ltd., and 19 percent owned by other shareholders. Union Bank of California, N.A., is 94 percent owned by UnionBanCal Corporation and 6 percent directly owned by The Bank of Tokyo-Mitsubishi, Ltd.

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

SUMMARY

    Net income in the second quarter of 1997 was $97 million, compared with $44 million in the second quarter of 1996. Net income applicable to common stock was $88 million, or $1.61 per common share, in the second quarter of 1997, compared with $39 million, or $0.71 per common share, in the second quarter of 1996. Pro forma earnings, excluding after-tax merger and integration expense, were $97 million in the second quarter of 1997, an increase of 17 percent from $83 million a year earlier. Pro forma earnings applicable to common stock were $88 million, or $1.61 per common share, compared with $75 million, or $1.37 per common share, in the second quarter of 1996. Other highlights of the second quarter of 1997 include:

    - Net interest income on a taxable-equivalent basis was $308 million in the second quarter of 1997, an $18 million, or 6 percent, increase from the comparable period one year earlier, primarily due to a $1.5 billion, or 6 percent, increase in average earning assets and a 12 percent increase in average demand deposits.

    - No provision for credit losses was recorded, compared with $10 million in the second quarter of 1996, reflecting improvement in the quality of the loan portfolio. Net loans charged off in the second quarter of 1997, were $21 million, or 0.39% of average loans outstanding, compared with $12 million, or 0.24% of average loans outstanding, for the second quarter of 1996.

    - Noninterest income was $111 million, an increase of $5 million over the second quarter of 1996, due primarily to an increase in service charges on deposits of $3 million and an increase in trust fees of $2 million.

    - Noninterest expense, excluding merger and integration expense, was $256 million for the second quarter of 1997, compared with $253 million for the second quarter of 1996, an increase of 1 percent. Salaries and employee benefits declined $3 million due to staff reductions and occupancy declined $1 million due to the closure of banking offices, while all other noninterest expense combined increased $7 million or 8 percent. No merger and integration expense was recorded in the second quarter of 1997, compared with $61 million in the second quarter of 1996.

    - The effective tax rate for second quarter 1997 was 41 percent compared with 37 percent for the same quarter in 1996, primarily due to a $5 million tax benefit in 1996 reflecting the settlement of a unitary tax issue with the California Franchise Tax Board.

    - In the second quarter 1997, the return on average assets increased to 1.32% from 0.64% a year earlier. The return on average common equity increased to 15.16% from 7.26%. Excluding the after-tax effect of merger and integration expense, the pro forma return on average assets increased to 1.32% from 1.20%, while the pro forma return on average common equity increased to 15.16% from 13.95%.

    - Total loans at June 30, 1997, increased $1.5 billion, or 7 percent, over June 30, 1996, primarily due to growth in the commercial, financial and industrial and the commercial mortgage portfolios. At $22.0 billion, total loans were 4 percent higher at June 30, 1997 than at March 31, 1997.

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

    - The Company's Tier 1 and total risk-based capital ratios were 9.19% and 11.59% at June 30, 1997, compared with 8.94% and 11.24% at June 30, 1996.
      The second quarter 1997 leverage ratio for the Company was 8.68%, compared with 8.33% for the second quarter of 1996. The increase in the capital ratios was primarily attributable to additional retained earnings.

    Net income in the first half of 1997 was $189 million, including $4 million of after-tax merger and integration expense recorded in connection with the April 1, 1996, combination of Union Bank and BanCal Tri-State Corporation. Net income for the first half of 1996 was $128 million, including $38 million of after-tax merger and integration expense. Net income applicable to common stock was $172 million, or $3.15 per common share, in the first half of 1997, compared with $116 million, or $2.12 per common share, in the first half of 1996. Pro forma earnings, excluding after-tax merger and integration expense, were $193 million, an increase of 16 percent from a year earlier. Pro forma earnings applicable to common stock were $176 million, or $3.21 per common share, compared with $152 million, or $2.78 per common share, in the first half of 1996. Other comparisons of the first half of 1997 with the first half of 1996 are as follows:

    - Net interest income on a taxable-equivalent basis was $604 million in the first half of 1997, a $16 million, or 3 percent, increase from the comparable period one year earlier. Although the net interest margin declined 12 basis points to 4.72 percent, largely due to a drop in the average domestic loan yield of 17 basis points, net interest income increased, primarily due to loan growth of 5 percent and demand deposit growth of 11 percent.

    - No provision for credit losses was recorded, compared with $20 million in the first half of 1996, reflecting improvement in the quality of the loan portfolio. Net loans charged off in the first half of 1997 were $22 million, or 0.21% of average loans outstanding, compared with $30 million, or 0.30% of average loans outstanding, in the same period a year earlier.

    - Noninterest income was $226 million, an increase of $17 million over the first half of 1996, due primarily to a $6 million increase in service charges on deposits and an $8 million gain on a real estate joint venture.

    - Noninterest expense, excluding merger and integration expense, was $503 million in the first half of 1997, compared with $505 million in the first half of 1996. Personnel-related and occupancy expense decreased by $4 million each as a result of merger consolidations. In addition, foreclosed asset expense declined $3 million. These decreases were mostly offset by increases in other noninterest expense categories.

    - The effective tax rate for the first half of 1997 was 41%, compared with 38% for the same period of 1996. The increase was primarily due to a $5 million tax benefit in 1996 reflecting the settlement of a unitary tax issue with the California Franchise Tax Board and to a post-merger increase in the effective state tax rate.

    - The return on average assets increased to 1.31% from 0.93%. The return on average common equity increased to 15.14% from 10.65%. Excluding the after-tax effect of merger and integration expense, the pro forma return on average assets increased to 1.33% from 1.21%, while the pro forma return on average common equity increased to 15.43% from 13.96%. The 12 basis point increase in pro forma return on average assets was attributable to a 16 percent increase in pro forma earnings combined with a 5 percent increase in average assets. Similarly, the 147 basis point increase in pro forma return on average common equity was due to a 16 percent increase in pro forma earnings applicable to common stock combined with a 5 percent increase in average common equity.

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

(2) See page 10, "Merger Accounting", for a description of merger accounting and pro forma earnings presentations.

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

                                                                                    FOR THE THREE MONTHS ENDED
                                                                ------------------------------------------------------------------
                                                                      SEPTEMBER 30, 1996                   JUNE 30, 1996
                                                                ------------------------------   ---------------------------------
                                                                             INTEREST  AVERAGE                             AVERAGE
                                                                             INCOME/   YIELD/                  INTEREST    YIELD/
                                                                  AVERAGE    EXPENSE    RATE       AVERAGE      INCOME/     RATE
(DOLLARS IN THOUSANDS)                                            BALANCE      (1)       (1)       BALANCE    EXPENSE (1)    (1)
--------------------------------------------------------------  -----------  --------  -------   -----------  -----------  -------
ASSETS
Loans: (2)
  Domestic....................................................  $19,453,079  $402,143    8.22%   $19,235,527  $  396,344     8.29%
  Foreign.....................................................    1,198,378   17,847     5.92      1,146,364      17,272     6.06
Investment securities--taxable (3)............................    2,119,276   33,909     6.38      2,082,706      32,099     6.18
Investment securities--tax-exempt (3).........................      147,623    3,735    10.12        157,139       4,024    10.24
Interest bearing deposits in banks............................      864,087   12,485     5.75        833,804      11,821     5.70
Federal funds sold and securities purchased under resale
 agreements...................................................      433,494    6,028     5.53        547,527       7,396     5.43
Trading account securities....................................      439,227    6,257     5.67        489,698       6,669     5.48
                                                                -----------  --------            -----------  -----------
    Total earning assets......................................   24,655,164  482,404     7.78     24,492,765     475,625     7.81
                                                                             --------                         -----------
Allowance for credit losses...................................     (543,646)                        (546,744)
Cash and due from banks.......................................    1,918,643                        1,911,415
Premises and equipment, net...................................      425,019                          427,181
Other assets..................................................    1,526,714                        1,513,584
                                                                -----------                      -----------
    Total assets..............................................  $27,981,894                      $27,798,201
                                                                -----------                      -----------
                                                                -----------                      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Interest bearing............................................  $ 5,037,400   34,137     2.70    $ 4,924,269      33,148     2.71
  Savings and consumer time...................................    2,854,894   26,294     3.66      2,816,501      25,695     3.67
  Large time..................................................    4,137,305   55,932     5.38      3,724,302      48,160     5.20
Deposits in foreign offices...................................    1,512,042   18,244     4.80      1,504,478      17,731     4.74
                                                                -----------  --------            -----------  -----------
    Total interest bearing deposits...........................   13,541,641  134,607     3.95     12,969,550     124,734     3.87
                                                                -----------  --------            -----------  -----------
Federal funds purchased and securities sold under repurchase
 agreements...................................................      817,236   10,466     5.09      1,022,271      12,208     4.80
Subordinated capital notes....................................      452,211    7,492     6.59        495,369       7,889     6.40
Other borrowed funds..........................................    2,759,849   37,162     5.36      3,032,052      40,531     5.38
                                                                -----------  --------            -----------  -----------
    Total borrowed funds......................................    4,029,296   55,120     5.44      4,549,692      60,628     5.36
                                                                -----------  --------            -----------  -----------
    Total interest bearing liabilities........................   17,570,937  189,727     4.30     17,519,242     185,362     4.26
                                                                             --------                         -----------
Demand deposits...............................................    6,640,131                        6,560,900
Other liabilities.............................................    1,335,204                        1,291,592
                                                                -----------                      -----------
    Total liabilities.........................................   25,546,272                       25,371,734
SHAREHOLDERS' EQUITY..........................................    2,435,622                        2,426,467
                                                                -----------                      -----------
    Total liabilities and shareholders' equity................  $27,981,894                      $27,798,201
                                                                -----------                      -----------
                                                                -----------                      -----------
Net interest income/margin (taxable-equivalent basis).........               292,677     4.72%                   290,263     4.77%
Less: taxable-equivalent adjustment...........................                 1,089                               2,024
                                                                             --------                         -----------
    Net interest income.......................................               $291,588                         $  288,239
                                                                             --------                         -----------
                                                                             --------                         -----------

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

    Net interest income on a taxable-equivalent basis was $308 million for the second quarter of 1997 and $290 million for the second quarter of 1996. This increase of $18 million, or 6 percent, was primarily attributable to a $1.5 billion, or 6 percent, increase in average earning assets and an $804 million, or 12 percent, increase in average demand deposits. At the same time, the net interest margin declined 2 basis points to 4.75%, primarily as a result of a 9 basis point increase in the cost of interest bearing liabilities, which was largely offset by an increase in the proportion of funding provided by demand deposits.

    Average earning assets were $26.0 billion in the second quarter of 1997, compared with $24.5 billion in the second quarter of 1996. Most of this increase was attributable to growth in average loans, which increased $1.2 billion, or 6 percent, while average investment securities were $347 million higher. See "Loans" for additional commentary on growth in the loan portfolio. The increase in investment securities reflected interest rate risk management actions to reduce the Company's exposure to declines in interest rates.

    The $1.5 billion, or 6 percent, growth in average earning assets from the second quarter of 1996 to the second quarter of 1997 was funded primarily by increases in demand deposits and interest bearing core deposits. Increases in these categories were: demand deposits $804 million, or 12 percent; interest bearing domestic deposits $357 million, or 7 percent; and savings and consumer time deposits $139 million, or 5 percent. The average proportion of funding provided by noninterest bearing and interest bearing core deposits (excluding large time) increased from 65 percent in the second quarter of 1996 to 66 percent in the same period of 1997.

    For the first half of 1997, net interest income on a taxable-equivalent basis was $604 million, compared with $588 million in the comparable period one year earlier. The increase of $16 million, or 3 percent, was primarily attributable to a $1.3 billion, or 5 percent, increase in average earning assets and a $744 million, or 11 percent, increase in average demand deposits. Partially offsetting the positive impact of the growth in earning assets and demand deposits on net interest income was a 12 basis point decline in the net interest margin to 4.72%. The decline in the net interest margin resulted from both an increase in the cost of lower cost sources of funds and a decrease in the average yield on domestic loans. The cost of interest bearing core deposits (excluding large time) increased by 8 basis points, while the yield on domestic loans dropped by 17 basis points. The negative impact on the net interest margin of these two factors was partially offset by an increase in the proportion of funding provided by demand deposits.

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

    In the second quarter of 1997, noninterest income was $111 million, compared with $106 million for the same period in 1996. This increase of $5 million included a $3 million increase in service charges on deposits, arising from an increase in the volume of non-credit services, and a $2 million increase in trust fees, primarily due to growth in the Company's proprietary mutual funds. Increases of approximately $1 million each in credit card merchant fees, merchant banking fees, investment services fees, and foreign exchange fees were offset by a $3 million decrease in net gains on sales of investment securities.

    For the six months ended June 30, 1997, noninterest income increased to $226 million from $208 million for the same period in 1996. This increase of $18 million was primarily due to an $8 million gain from a real estate joint venture (included in "Other" in the first quarter of 1997), a $6 million increase in service charges on deposits, a $4 million increase in trust fees and a $3 million increase in credit card merchant fees, offset by a $3 million decrease in net gains on sales of investment securities.

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

    Noninterest expense, excluding merger and integration expense, was $256 million for the second quarter of 1997, compared with $253 million for the second quarter of 1996, an increase of $3 million, or 1 percent. Personnel-related expense decreased $3 million, or 2 percent, due to a 6 percent decline in full-time equivalent employees. In addition, occupancy expense decreased $1 million due to the consolidation of administrative functions and the closure of banking offices. Offsetting these reductions was an increase of $7 million, or 8 percent, in all other noninterest expense combined. No merger and integration expense was recorded in the second quarter of 1997, compared with $61 million in the same quarter in 1996.

    For the six months ended June 30, 1997, noninterest expense, excluding merger and integration expense of $6 million, was $503 million, compared with $505 million, excluding merger and integration expense of $61 million, for the first six months of 1996. This decrease of $2 million, or less than 1 percent, resulted principally from a $4 million decrease in personnel-related expense, primarily due to a 5 percent decline in full-time equivalent employees, a $4 million reduction in occupancy expense, and a $3 million decline in foreclosed asset expense. These decreases were largely offset by increases in other noninterest expense, primarily communications, credit card processing and data processing expense.

MERGER AND INTEGRATION EXPENSE

    In the second quarter of 1997, no merger and integration expense was recorded, compared with $6 million in the first quarter of 1997 and $61 million in the second quarter of 1996. The combination of Union Bank and BanCal Tri-State Corporation on April 1, 1996, resulted in the recording of a total of $124 million in merger and integration expense.

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

    The Company's liquidity has not been significantly affected by these cash outlays, and future cash outlays are not expected to significantly affect liquidity.

INCOME TAX EXPENSE

    The effective tax rates for the second quarter of 1997 and 1996 were 40.5 percent and 36.6 percent, respectively. The increase was primarily attributable to a $5 million benefit recognized in the second quarter of 1996 from a settlement with the California Franchise Tax Board for 1985 and 1986.

    The effective tax rates for the six months ended June 30, 1997 and 1996, were 40.5 percent and 38.2 percent, respectively. The increase in the effective tax rate was primarily attributable to an increase in the effective state tax rates as a result of the combination of Union Bank with BanCal Tri-State Corporation and of their parents, The Bank of Tokyo, Ltd. and The Mitsubishi Bank, Limited, on April 1, 1996, and to the settlement with the California Franchise Tax Board in the second quarter of 1996.

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

    The Company's lending activities are predominantly domestic, with such loans comprising approximately 94 percent of the portfolio at June 30, 1997. Total loans at June 30, 1997, were $22.0 billion, an increase of $1.5 billion, or 7 percent, from June 30, 1996. The increase was primarily attributable to growth in the commercial, financial and industrial loan portfolio, which increased $946 million from June 30, 1996, and to the commercial real estate mortgage loan portfolio, which increased $503 million.

    Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are principally to major corporations, middle market businesses, and small businesses, with no industry concentration exceeding ten percent of the total. At June 30, 1997 and 1996, the commercial, financial and industrial loan portfolio was $10.4 billion, or 47 percent of total loans, and $9.4 billion, or 46 percent of total loans, respectively. During the second quarter of 1997, commercial, financial and industrial loans increased $709 million, or 7 percent. The increase was primarily attributable to loans to large corporations in industries in which the bank has specialized lending expertise.

    The construction loan portfolio totaled $319 million, or 1 percent of total loans, at June 30, 1997, compared with $366 million, or 2 percent of total loans, at June 30, 1996.

    Mortgage loans were $5.8 billion, or 26 percent of total loans, at June 30, 1997, and $5.3 billion, or 26 percent of total loans, at June 30, 1996. The mortgage loan portfolio consists of loans on commercial and industrial projects and loans secured by one to four family residential properties, primarily in California. Commercial mortgages increased $503 million from June 30, 1996 to June 30, 1997, primarily due to an increase in mini perm loans ranging from $1 million to $10 million in size.

    Consumer loans totaled $3.4 billion, or 15 percent of total loans, at June 30, 1997, compared with $3.4 billion, or 17 percent of total loans, at June 30, 1996. This portfolio is primarily comprised of installment loans and home equity loans.

    Lease financing totaled $858 million, or 4 percent of total loans, at June 30, 1997, compared with $831 million, or 4 percent of total loans, at June 30, 1996.

    Loans originated in foreign branches totaled $1.2 billion, or 6 percent of total loans, at June 30, 1997, and $1.1 billion, or 5 percent of total loans, at June 30, 1996.

ALLOWANCE FOR CREDIT LOSSES

    The allowance for credit losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of risk in the credit and lease portfolio, including commitments to provide financing. The allowance is increased by the provision for credit losses, which is charged against current period operating results, and is decreased by the amount of net loans charged off during the period. In evaluating the adequacy of the allowance for credit losses, management incorporates such factors as collateral value, portfolio composition and concentration, and trends in local and national economic conditions and the related impact on the financial strength of the Company's borrowers. While the allowance is segmented by broad portfolio categories to analyze its adequacy, the allowance is general in nature and is available for the portfolio in its entirety. Although management believes that the allowance for credit losses is adequate, without any provision for credit losses in the second quarter of 1997, future provisions will be subject to continuing evaluation of risk in the credit and lease portfolio.

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

------------------------------

(1)  Annualized.

    At June 30, 1997, the Company's allowance for credit losses was $502 million, or 2.29 percent of total loans, and 344 percent of total nonaccrual loans, compared with an allowance for credit losses at June 30, 1996, of $545 million, or 2.66 percent of total loans, and 285 percent of total nonaccrual loans.

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

    During the second quarter of 1997, net loans charged off were $21 million, compared with $12 million in the second quarter of 1996. Net loans charged off as a percentage of average total loans for the second quarter of 1997 increased to 0.39%, compared with 0.24% for the same quarter last year. These increases were primarily attributable to a $6 million increase in commercial loans charged off. In addition, there were $8 million in recoveries during the second quarter of 1997 compared with $11 million in recoveries for the same period in 1996.

    The Company evaluates its loan portfolio for impairment as defined by Statement of Financial Accounting Standards No. 114, as amended. At June 30, 1997, total impaired loans were $145 million, and the associated impairment allowance was $10 million, compared with total impaired loans of $158 million and an associated impairment allowance of $11 million, at June 30, 1996.

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

    At June 30, 1997, nonperforming assets totaled $176 million, a decrease of $52 million, or 23 percent, from a year earlier. The decrease was primarily the result of reductions of $18 million in nonaccrual commercial mortgage loans, $15 million in nonaccrual residential mortgage loans, $7 million in nonaccrual commercial, financial and industrial loans, and $6 million in foreclosed assets. The decrease in nonaccrual residential mortgage loans is a permanent reduction, due to a change in policy in 1997. Since December 31, 1996, nonperforming assets have increased by $19 million, primarily due to the addition of two nonaccrual commercial, financial and industrial loans totaling $36 million.

    Nonaccrual and renegotiated loans as a percentage of total loans were 0.67% at June 30, 1997, compared with 0.94% at June 30, 1996. Nonperforming assets as a percentage of total loans and foreclosed assets were 0.80% at June 30, 1997, compared with 1.11% at June 30, 1996.

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

    Total loans 90 days or more past due and still accruing were $27 million at June 30, 1997, compared with $46 million at March 31, 1997, and $16 million at June 30, 1996.

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

REGULATORY CAPITAL

                                                                                                                  MINIMUM
                                     JUNE 30,        MARCH 31,    DECEMBER 31,   SEPTEMBER 30,    JUNE 30,      REGULATORY
(DOLLARS IN THOUSANDS)                 1997            1997           1996           1996           1996        REQUIREMENT
--------------------------------  ---------------  -------------  -------------  -------------  -------------  -------------
CAPITAL COMPONENTS FOR THE COMPANY
Tier 1 capital..................  $     2,547,481  $   2,467,312  $   2,395,580  $   2,349,483  $   2,308,038
Tier 2 capital..................          667,395        458,135        551,074        552,768        594,911
                                  ---------------  -------------  -------------  -------------  -------------
Total risk-based capital........  $     3,214,876  $   2,925,447  $   2,946,654  $   2,902,251  $   2,902,949
                                  ---------------  -------------  -------------  -------------  -------------
                                  ---------------  -------------  -------------  -------------  -------------
Risk-weighted assets............  $    27,734,101  $  26,963,265  $  26,390,288  $  25,994,269  $  25,827,724
                                  ---------------  -------------  -------------  -------------  -------------
                                  ---------------  -------------  -------------  -------------  -------------
Quarterly average assets........  $    29,360,405  $  28,702,616  $  28,496,355  $  27,885,645  $  27,699,256
                                  ---------------  -------------  -------------  -------------  -------------
                                  ---------------  -------------  -------------  -------------  -------------
CAPITAL RATIOS FOR THE COMPANY
Tier 1 risk-based capital.......             9.19%          9.15%          9.08%          9.04%          8.94%         4.0%
Total risk-based capital........            11.59          10.85          11.17          11.16          11.24          8.0
Leverage ratio (1)..............             8.68           8.60           8.41           8.43           8.33          4.0

------------------------------

(1)  Tier 1 capital divided by quarterly average assets.

    The Company and the Company's subsidiary bank, Union Bank of California, N.A. (the "Bank") are subject to various regulations issued by Federal banking agencies, including minimum capital requirements. The Company and the Bank are required to maintain minimum ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (the "leverage ratio").

    Compared with one year earlier, the Company's Tier 1 risk-based capital ratio at June 30, 1997, increased 25 basis points to 9.19%, the total risk-based capital ratio increased 35 basis points to 11.59%, and the leverage ratio increased 35 basis points to 8.68%. The increase in the capital ratios was due to retained earnings growing faster than both risk-weighted assets and average assets. Additionally, the increase in the total capital ratio was partially attributable to the issuance of $200 million in long-term subordinated debt in June 1997, partly offset by the redemption of $100 million of subordinated debt in the first quarter of 1997.

    In June 1997, the Company announced that it will redeem $135 million of preferred stock in the third quarter of 1997. A reduction of $135 million in Tier 1 capital as of June 30, 1997, would have resulted in a decrease in the Tier 1 and total capital ratios of 50 basis points, and a decrease in the leverage ratio of 46 basis points.

    As of June 30, 1997, management believes the capital ratios of the Bank met all regulatory minimums of a well-capitalized bank. Since the preferred stock to be redeemed in the third quarter of 1997 was issued by UnionBanCal Corporation's holding company, the redemption will have no impact on the capital ratios of the Bank.

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

                                          UNIONBANCAL CORPORATION
                                                 (Registrant)

                                          By           /s/ MINORU NODA
                                            ------------------------------------

                                                        Minoru Noda
                                               DEPUTY CHAIRMAN OF THE BOARD,
                                                CHIEF FINANCIAL OFFICER AND
                                                    CHIEF CREDIT OFFICER

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

                                          Dated:  August 7, 1997