Form 10-Q/A
period 1997-06-30
UNIONBANCAL CORP
filed 1997-08-21
CIK 1011659

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 2
                                       TO
                                  FORM 10-Q/A

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

    THE FOLLOWING ITEM SHOULD BE READ IN CONJUNCTION WITH THE FORM 10-Q/A FILED ON AUGUST 8, 1997 BY UNIONBANCAL CORPORATION.

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Shareholders on May 28, 1997 ("Annual Meeting"):

        DIRECTORS: Each of the following persons was elected as a director to hold office until the 1998 Annual Meeting of Shareholders or until earlier retirement, resignation or removal.

DIRECTOR'S NAME                                                            FOR        WITHHELD
---------------------------------------------------------------------  ------------  -----------
Richard D. Farman....................................................    52,676,881      23,692
Stanley F. Farrar....................................................    52,676,881      23,692
Herman E. Gallegos...................................................    52,677,143      23,430
Jack L. Hancock......................................................    52,677,453      23,120
Richard C. Hartnack..................................................    52,676,163      24,410
Roy A. Henderson.....................................................    52,677,143      23,430
Harry W. Low.........................................................    52,677,453      23,120
Mary S. Metz.........................................................    52,677,143      23,430
Raymond E. Miles.....................................................    52,676,881      23,692
Takahiro Moriguchi...................................................    52,677,453      23,120
Shin Nakahara........................................................    52,677,453      23,120
J. Fernando Niebla...................................................    52,676,571      24,002
Minoru Noda..........................................................    52,677,453      23,120
Sidney R. Petersen...................................................    52,677,342      23,231
Carl W. Robertson....................................................    52,676,881      23,692
Charles R. Scott.....................................................    52,676,991      23,582
Henry T. Swigert.....................................................    52,676,615      23,958
Tsuneo Wakai.........................................................    52,677,453      23,120
Robert M. Walker.....................................................    52,677,453      23,120
Blenda J. Wilson.....................................................    52,677,071      23,502
Tamotsu Yamaguchi....................................................    52,677,453      23,120
Kenji Yoshizawa......................................................    52,677,453      23,120

        MANAGEMENT STOCK PLAN: Proposal No. 2 to approve the amendment and restatement of the Union Bank Management Stock Plan received the following votes:

FOR:                     52,434,706
AGAINST:                   246,609
ABSTAIN:                    19,258
BROKER NON-VOTES:           --

        PERFORMANCE SHARE PLAN: Proposal No. 3 to approve the 1997 UnionBanCal Corporation Performance Share Plan received the following votes:

FOR:                     52,476,788
AGAINST:                    97,249
ABSTAIN:                    25,306
BROKER NON-VOTES:          101,230

        AUDITORS: Proposal No. 4 to ratify the selection of Deloitte & Touche LLP as independent auditors of UnionBanCal Corporation received the following votes:

FOR:                     52,669,310
AGAINST:                    11,163
ABSTAIN:                    20,100

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

                                          Dated:  August 20, 1997