Form 10-Q
period 1997-09-30
UNIONBANCAL CORP
filed 1997-11-14
CIK 1011659

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                         Commission file number 0-28118

                            UNIONBANCAL CORPORATION

State of Incorporation: California            I.R.S. Employer Identification No.
                                   94-1234979

                             350 California Street
                        San Francisco, California 94104
                           Telephone: (415) 705-7350

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

  Number of shares of Common Stock outstanding at October 31, 1997: 54,905,944

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                           PAGE NUMBER
                                                                                                          -------------
PART I
FINANCIAL INFORMATION

  Consolidated Financial Highlights.....................................................................            2

  Item 1. Financial Statements:
    Condensed Consolidated Statements of Income.........................................................            4
    Condensed Consolidated Balance Sheets...............................................................            5
    Condensed Consolidated Statements of Cash Flows.....................................................            6
    Condensed Consolidated Statements of Changes in Shareholders' Equity................................            7
    Notes to Condensed Consolidated Financial Statements................................................            8

  Item 2. Management's Discussion and Analysis:
    Introduction........................................................................................           10
    Merger Accounting...................................................................................           10
    Summary.............................................................................................           11
    Analysis of Earnings................................................................................           13
    Net Interest Income.................................................................................           14
    Noninterest Income..................................................................................           18
    Noninterest Expense.................................................................................           19
    Merger and Integration Expense......................................................................           20
    Income Tax Expense..................................................................................           20
    Loans...............................................................................................           21
    Allowance for Credit Losses.........................................................................           22
    Nonperforming Assets................................................................................           23
    Loans 90 Days or More Past Due and Still Accruing...................................................           24
    Liquidity...........................................................................................           24
    Regulatory Capital..................................................................................           25

PART II
OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..............................................................           26

  Signatures............................................................................................           26

                         PART I.  FINANCIAL INFORMATION

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                        --------------------------------------------------
                                                                         SEPTEMBER    SEPTEMBER     INCREASE (DECREASE)
                                                                            30,          30,      ------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                              1997         1996         AMOUNT       PERCENT
----------------------------------------------------------------------  -----------  -----------  ------------   ---------
RESULTS OF OPERATIONS:
  Net interest income (1).............................................  $  313,555   $  292,677   $   20,878        7.13%
  Provision for credit losses.........................................          --       10,000      (10,000)    (100.00)
  Noninterest income..................................................     116,820      107,280        9,540        8.89
  Noninterest expense, excluding merger and integration expense (2)...     253,317      258,523       (5,206)      (2.01)
                                                                        -----------  -----------  ------------   ---------
  Income before merger and integration expense and income
    taxes (1)(2)......................................................     177,058      131,434       45,624       34.71
  Merger and integration expense......................................          --       25,552      (25,552)    (100.00)
                                                                        -----------  -----------  ------------   ---------
  Income before income taxes (1)......................................     177,058      105,882       71,176       67.22
  Taxable-equivalent adjustment.......................................       1,301        1,089          212       19.47
  Income tax expense..................................................      45,953       42,810        3,143        7.34
                                                                        -----------  -----------  ------------   ---------
  Net income..........................................................  $  129,804   $   61,983   $   67,821      109.42%
                                                                        -----------  -----------  ------------   ---------
                                                                        -----------  -----------  ------------   ---------
NET INCOME APPLICABLE TO:
  Common stock........................................................  $  120,284   $   55,745   $   64,539      115.78%
                                                                        -----------  -----------  ------------   ---------
                                                                        -----------  -----------  ------------   ---------
  Parent direct interest in bank subsidiary...........................  $    7,573   $    3,411   $    4,162      122.02%
                                                                        -----------  -----------  ------------   ---------
                                                                        -----------  -----------  ------------   ---------
PER COMMON SHARE:
  Net income..........................................................  $     2.19   $     1.02   $     1.17      114.71%
  Pro forma earnings, excluding after-tax merger and integration
    expense (2).......................................................        2.19         1.28         0.91       71.09
  Dividends...........................................................        0.42         0.35         0.07       20.00
  Book value (end of period)..........................................       45.03        40.04         4.99       12.46
  Common shares outstanding (end of period)...........................  54,892,939   54,758,560      134,379        0.25
  Weighted average common shares outstanding..........................  54,883,669   54,758,530      125,139        0.23
BALANCE SHEET (END OF PERIOD):
  Total assets........................................................  $31,044,988  $28,679,646  $2,365,342        8.25%
  Total loans.........................................................  22,147,550   20,946,765    1,200,785        5.73
  Nonperforming assets................................................     132,974      180,657      (47,683)     (26.39)
  Subordinated capital notes..........................................     382,000      415,000      (33,000)      (7.95)
  Preferred stock.....................................................          --      135,000     (135,000)    (100.00)
  Common equity.......................................................   2,471,690    2,192,620      279,070       12.73
BALANCE SHEET (PERIOD AVERAGE):
  Total assets........................................................  $30,113,382  $27,981,894  $2,131,488        7.62%
  Total loans.........................................................  22,001,126   20,651,457    1,349,669        6.54
  Common equity.......................................................   2,410,830    2,175,986      234,844       10.79
  Earning assets......................................................  26,730,417   24,655,164    2,075,253        8.42
FINANCIAL RATIOS:
  Return on average assets (3)........................................        1.71%        0.88%        0.83%
  Pro forma return on average assets, excluding after-tax merger
    and integration expense (2)(3)....................................        1.71         1.09         0.62
  Return on average common equity (4).................................       19.79        10.19         9.60
  Pro forma return on average common equity, excluding after-tax
    merger and integration expense (2)(4).............................       19.79        12.77         7.02
  Efficiency ratio (5)................................................       59.22        71.20       (11.98)
  Pro forma efficiency ratio, excluding merger and integration expense
    (2)(5)............................................................       59.22        64.81        (5.59)
  Net interest margin (1).............................................        4.66         4.72        (0.06)
  Tier 1 risk-based capital ratio.....................................        8.92         9.04        (0.12)
  Total risk-based capital ratio......................................       11.02        11.16        (0.14)
  Leverage ratio......................................................        8.39         8.43        (0.04)
  Allowance for credit losses to total loans..........................        2.16         2.55        (0.39)
  Allowance for credit losses to nonaccrual loans.....................      435.92       362.10        73.82
  Net loans charged off to average total loans (6)....................        0.43         0.39         0.04
  Nonperforming assets to total loans and foreclosed assets...........        0.60         0.86        (0.26)
  Nonperforming assets to total assets................................        0.43         0.63        (0.20)

------------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) See page 10, "Merger Accounting", for a description of merger accounting and pro forma earnings presentations.
(3)  Based on annualized net income.
(4)  Based on annualized net income applicable to common stock.
(5) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(1.6) million in the third quarter of 1997 and $(0.7) million in the third quarter of 1996.
(6)  Annualized.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED)
                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                            -----------------------------------------------------
                                                                                                             INCREASE (DECREASE)
                                                                            SEPTEMBER 30,   SEPTEMBER 30,   ---------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                   1997            1996          AMOUNT     PERCENT
--------------------------------------------------------------------------  -------------   -------------   ----------  ---------
RESULTS OF OPERATIONS:
  Net interest income (1).................................................   $   917,408     $   880,735    $   36,673     4.16%
  Provision for credit losses.............................................            --          30,000       (30,000) (100.00)
  Noninterest income......................................................       342,627         315,704        26,923     8.53
  Noninterest expense, excluding merger and integration expense (2).......       756,171         763,065        (6,894)   (0.90)
                                                                            -------------   -------------   ----------  ---------
  Income before merger and integration expense and income
    taxes (1)(2)..........................................................       503,864         403,374       100,490    24.91
  Merger and integration expense..........................................         6,037          86,818       (80,781)  (93.05)
                                                                            -------------   -------------   ----------  ---------
  Income before income taxes (1)..........................................       497,827         316,556       181,271    57.26
  Taxable-equivalent adjustment...........................................         4,107           5,241        (1,134)  (21.64)
  Income tax expense......................................................       174,869         121,658        53,211    43.74
                                                                            -------------   -------------   ----------  ---------
  Net income..............................................................   $   318,851     $   189,657    $  129,194    68.12%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
NET INCOME APPLICABLE TO:
  Common stock............................................................   $   292,672     $   171,608    $  121,064    70.55%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
  Parent direct interest in bank subsidiary...............................   $    18,579     $     9,569    $    9,010    94.16%
                                                                            -------------   -------------   ----------  ---------
                                                                            -------------   -------------   ----------  ---------
PER COMMON SHARE:
  Net income..............................................................   $      5.34     $      3.14    $     2.20    70.06%
  Pro forma earnings, excluding after-tax merger and integration expense
    (2)...................................................................          5.40            4.05          1.35    33.33
  Dividends (3)...........................................................          1.12            1.05          0.07     6.67
  Book value (end of period)..............................................         45.03           40.04          4.99    12.46
  Common shares outstanding (end of period)...............................    54,892,939      54,758,560       134,379     0.25
  Weighted average common shares outstanding..............................    54,815,040      54,733,777        81,263     0.15
BALANCE SHEET (END OF PERIOD):
  Total assets............................................................   $31,044,988     $28,679,646    $2,365,342     8.25%
  Total loans.............................................................    22,147,550      20,946,765     1,200,785     5.73
  Nonperforming assets....................................................       132,974         180,657       (47,683)  (26.39)
  Subordinated capital notes..............................................       382,000         415,000       (33,000)   (7.95)
  Preferred stock.........................................................            --         135,000      (135,000) (100.00)
  Common equity...........................................................     2,471,690       2,192,620       279,070    12.73
BALANCE SHEET (PERIOD AVERAGE):
  Total assets............................................................   $29,451,728     $27,681,548    $1,770,180     6.39%
  Total loans.............................................................    21,537,697      20,416,806     1,120,891     5.49
  Common equity...........................................................     2,334,962       2,184,000       150,962     6.91
  Earning assets..........................................................    26,066,274      24,523,275     1,542,999     6.29
FINANCIAL RATIOS:
  Return on average assets (4)............................................          1.45%           0.92%         0.53%
  Pro forma return on average assets, excluding after-tax merger
    and integration expense (2)(4)........................................          1.46            1.17          0.29
  Return on average common equity (5).....................................         16.76           10.50          6.26
  Pro forma return on average common equity, excluding after-tax merger
    and integration expense (2)(5)........................................         16.95           13.56          3.39
  Efficiency ratio (6)....................................................         60.55           70.75        (10.20)
  Pro forma efficiency ratio, excluding merger and integration expense
    (2)(6)................................................................         60.07           63.49         (3.42)
  Net interest margin (1).................................................          4.70            4.76         (0.06)
  Tier 1 risk-based capital ratio.........................................          8.92            9.04         (0.12)
  Total risk-based capital ratio..........................................         11.02           11.16         (0.14)
  Leverage ratio..........................................................          8.39            8.43         (0.04)
  Allowance for credit losses to total loans..............................          2.16            2.55         (0.39)
  Allowance for credit losses to nonaccrual loans.........................        435.92          362.10         73.82
  Net loans charged off to average total loans (7)........................          0.28            0.33         (0.05)
  Nonperforming assets to total loans and foreclosed assets...............          0.60            0.86         (0.26)
  Nonperforming assets to total assets....................................          0.43            0.63         (0.20)

------------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) See page 10, "Merger Accounting", for a description of merger accounting and pro forma earnings presentations.
(3) The dividend amount for the first nine months of 1996 does not include a dividend of $145 million paid to The Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.
(4)  Based on annualized net income.
(5)  Based on annualized net income applicable to common stock.
(6) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.7) million in the first nine months of 1997 and $3.4 million in the first nine months of 1996.
(7)  Annualized.

ITEM 1.  FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                  FOR THE THREE        FOR THE NINE
                                      MONTHS              MONTHS
                                 ENDED SEPTEMBER     ENDED SEPTEMBER
                                       30,                 30,
(DOLLARS IN THOUSANDS, EXCEPT   ------------------  ------------------
PER SHARE DATA)                   1997      1996      1997      1996
------------------------------  --------  --------  --------  --------
INTEREST INCOME
  Loans, including fees.......  $447,892  $420,106  $1,305,451 $1,252,902
  Investment
    securities--taxable.......    42,245    33,909   116,715    98,762
  Investment
    securities--tax-exempt....     1,981     2,523     6,360     7,879
  Interest bearing deposits in
    banks.....................    16,125    12,485    43,404    38,583
  Federal funds sold and
    securities purchased under
    resale agreements.........     4,204     6,028    18,727    21,843
  Trading account
  securities..................     7,790     6,264    19,274    18,015
                                --------  --------  --------  --------
      Total interest income...   520,237   481,315  1,509,931 1,437,984
                                --------  --------  --------  --------
INTEREST EXPENSE
  Deposits in domestic
    offices...................   134,888   116,363   386,699   331,964
  Deposits in foreign
    offices...................    17,759    18,244    55,156    53,717
  Federal funds purchased and
    securities sold under
    repurchase agreements.....    18,170    10,466    44,053    38,311
  Commercial paper............    21,814    22,687    66,543    66,649
  Other borrowed funds........     8,496    14,474    26,999    48,233
  Subordinated capital
    notes.....................     6,856     7,493    17,180    23,616
                                --------  --------  --------  --------
      Total interest
        expense...............   207,983   189,727   596,630   562,490
                                --------  --------  --------  --------
NET INTEREST INCOME...........   312,254   291,588   913,301   875,494
Provision for credit losses...        --    10,000        --    30,000
                                --------  --------  --------  --------
      Net interest income
        after provision for
        credit losses.........   312,254   281,588   913,301   845,494
                                --------  --------  --------  --------
NONINTEREST INCOME
  Service charges on deposit
    accounts..................    29,271    26,799    84,699    75,827
  Trust fees..................    27,143    24,098    76,737    69,655
  International commissions
    and fees..................    17,208    16,120    49,593    49,522
  Credit card merchant fees...    15,326    13,721    42,653    38,224
  Merchant banking fees.......     5,074     4,729    19,899    19,211
  Investment securities gains,
    net.......................     1,546       628     2,098     3,865
  Other.......................    21,252    21,185    66,948    59,400
                                --------  --------  --------  --------
      Total noninterest
        income................   116,820   107,280   342,627   315,704
                                --------  --------  --------  --------
NONINTEREST EXPENSE
  Salaries and employee
    benefits..................   141,009   138,007   418,970   420,322
  Net occupancy...............    21,619    35,439    64,133    81,664
  Equipment...................    13,376    14,003    41,206    41,152
  Credit card processing......    11,002     9,619    31,269    28,026
  Communications..............    10,349     8,713    31,135    26,734
  Advertising and public
    relations.................     7,532     5,508    20,759    19,203
  Data processing.............     6,544     5,568    19,115    15,575
  Professional services.......     6,461     6,144    19,062    18,605
  Printing and office
    supplies..................     5,390     7,939    17,646    20,471
  Foreclosed asset expense
    (income)..................    (1,572)     (696)     (696)    3,445
  Merger and integration......        --    25,552     6,037    86,818
  Other.......................    31,607    28,279    93,572    87,868
                                --------  --------  --------  --------
      Total noninterest
        expense...............   253,317   284,075   762,208   849,883
                                --------  --------  --------  --------
Income before income taxes....   175,757   104,793   493,720   311,315
Income tax expense............    45,953    42,810   174,869   121,658
                                --------  --------  --------  --------
NET INCOME....................  $129,804  $ 61,983  $318,851  $189,657
                                --------  --------  --------  --------
                                --------  --------  --------  --------
NET INCOME APPLICABLE TO:
  Common stock................  $120,284  $ 55,745  $292,672  $171,608
                                --------  --------  --------  --------
                                --------  --------  --------  --------
  Parent direct interest in
    bank subsidiary...........  $  7,573  $  3,411  $ 18,579  $  9,569
                                --------  --------  --------  --------
                                --------  --------  --------  --------
NET INCOME PER AVERAGE COMMON
 SHARE........................  $   2.19  $   1.02  $   5.34  $   3.14
                                --------  --------  --------  --------
                                --------  --------  --------  --------
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (IN THOUSANDS)...    54,884    54,759    54,815    54,734
                                --------  --------  --------  --------
                                --------  --------  --------  --------

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        (UNAUDITED)                  (UNAUDITED)
                                                                       SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                     1997           1996          1996
---------------------------------------------------------------------  -------------  ------------  -------------
ASSETS
Cash and due from banks..............................................   $ 2,086,873    $2,268,771    $ 2,359,879
Interest bearing deposits in banks...................................     1,064,858     1,131,216        831,710
Federal funds sold and securities purchased under resale agreements..       762,978       537,710        471,641
                                                                       -------------  ------------  -------------
    Total cash and cash equivalents..................................     3,914,709     3,937,697      3,663,230
Trading account securities...........................................       646,428       617,464        452,613
Investment securities available for sale.............................     2,625,490     2,164,197      2,007,074
Investment securities held to maturity (market value of $237,102 at
 September 30, 1997, $274,405 at December 31, 1996, and $289,029 at
 September 30, 1996).................................................       232,388       268,196        283,566
Loans................................................................    22,147,550    20,898,105     20,946,765
Less: Allowance for credit losses....................................       478,454       523,946        535,087
                                                                       -------------  ------------  -------------
    Net loans........................................................    21,669,096    20,374,159     20,411,678
Customers' acceptance liability......................................       800,109       778,378        772,893
Premises and equipment, net..........................................       403,851       410,621        426,856
Intangible assets....................................................        81,094        91,129         94,476
Other assets.........................................................       671,823       592,218        567,260
                                                                       -------------  ------------  -------------
    Total assets.....................................................   $31,044,988    $29,234,059   $28,679,646
                                                                       -------------  ------------  -------------
                                                                       -------------  ------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Noninterest bearing................................................   $ 7,958,088    $7,381,078    $ 6,963,233
  Interest bearing...................................................    13,297,367    12,607,691     12,316,319
Deposits in foreign offices:
  Noninterest bearing................................................       284,611       274,031        346,814
  Interest bearing...................................................     1,434,122     1,270,160      1,283,024
                                                                       -------------  ------------  -------------
    Total deposits...................................................    22,974,188    21,532,960     20,909,390
Federal funds purchased and securities sold under repurchase
 agreements..........................................................     1,294,943     1,322,654        714,998
Commercial paper.....................................................     1,593,733     1,495,463      1,674,254
Other borrowed funds.................................................       745,753       758,251      1,184,199
Acceptances outstanding..............................................       800,109       778,378        772,893
Other liabilities....................................................       638,935       469,420        554,693
Subordinated capital notes...........................................       382,000       382,000        415,000
                                                                       -------------  ------------  -------------
    Total liabilities................................................    28,429,661    26,739,126     26,225,427
                                                                       -------------  ------------  -------------
SHAREHOLDERS' EQUITY
Parent direct interest in equity of bank subsidiary..................       143,637       128,689        126,599
Preferred stock:
  Authorized 5,000,000 shares 8 3/8% Noncumulative, Series A, issued
    1,350,000 shares as of December 31, 1996, and September 30,
    1996.............................................................            --       135,000        135,000
Common stock--$5 stated value:
  Authorized 100,000,000 shares, issued 54,892,939 as of September
    30, 1997, 54,762,653 as of December 31, 1996, and 54,758,560 as
    of September 30, 1996............................................       274,465       273,813        273,793
Additional paid-in capital...........................................     1,318,165     1,310,813      1,310,424
Retained earnings....................................................       864,389       635,180        600,536
Cumulative translation adjustment....................................        (4,311)       (2,752)        (2,393)
Net unrealized gain on securities available for sale.................        18,982        14,190         10,260
                                                                       -------------  ------------  -------------
    Total shareholders' equity.......................................     2,615,327     2,494,933      2,454,219
                                                                       -------------  ------------  -------------
    Total liabilities and shareholders' equity.......................   $31,044,988    $29,234,059   $28,679,646
                                                                       -------------  ------------  -------------
                                                                       -------------  ------------  -------------

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           FOR THE NINE MONTHS
                                                                                           ENDED SEPTEMBER 30,
                                                                                         ------------------------
(DOLLARS IN THOUSANDS)                                                                      1997         1996
---------------------------------------------------------------------------------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................................................  $   318,851  $   189,657
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses........................................................      --            30,000
    Depreciation, amortization and accretion...........................................       49,285       48,182
    Provision for deferred income taxes................................................       38,734       16,991
    Gain on sales of investment securities available for sale..........................       (2,098)      (3,850)
    Noncash portion of provision for merger and integration expense....................        1,026       71,284
    Other, net.........................................................................       38,256     (133,714)
                                                                                         -----------  -----------
      Total adjustments................................................................      125,203       28,893
                                                                                         -----------  -----------
  Net cash provided by operating activities............................................      444,054      218,550
                                                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment securities available for sale.......................        3,920       12,695
  Proceeds from matured and called investment securities available for sale............      326,833      721,813
  Purchase of investment securities available for sale.................................     (777,281)    (726,561)
  Proceeds from matured and called investment securities held to maturity..............       36,121       79,089
  Net increase in loans................................................................   (1,313,749)    (784,576)
  Other, net...........................................................................      (48,145)     (18,366)
                                                                                         -----------  -----------
  Net cash used by investing activities................................................   (1,772,301)    (715,906)
                                                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.............................................................    1,441,228    1,254,347
  Net decrease in federal funds purchased and securities sold under repurchase
    agreements.........................................................................      (27,711)    (480,060)
  Net increase in commercial paper and other borrowed funds............................       85,772      403,525
  Net decrease in subordinated capital notes...........................................      --           (86,369)
  Dividends paid.......................................................................      (68,453)    (199,324)
  Redemption of preferred stock........................................................     (135,000)     --
  Repayment of borrowing to support corporate owned life insurance.....................      --           (95,475)
  Other, net...........................................................................       (1,826)       1,862
                                                                                         -----------  -----------
    Net cash provided by financing activities..........................................    1,294,010      798,506
                                                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...................................      (34,237)     301,150
Cash and cash equivalents at beginning of period.......................................    3,937,697    3,352,423
Foreign exchange revaluation gain......................................................       11,249        9,657
                                                                                         -----------  -----------
Cash and cash equivalents at end of period.............................................  $ 3,914,709  $ 3,663,230
                                                                                         -----------  -----------
                                                                                         -----------  -----------
CASH PAID DURING THE PERIOD FOR:
  Interest.............................................................................  $   611,347  $   536,650
  Income taxes.........................................................................       47,359      120,399
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Loans transferred to foreclosed assets...............................................  $    19,033  $    30,253

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                                    NET
                                     PARENT                                                                     UNREALIZED
                                     DIRECT                                                                        GAIN
                                   INTEREST IN                            ADDITIONAL              CUMULATIVE   ON SECURITIES
                                      BANK       PREFERRED     COMMON       PAID-IN    RETAINED   TRANSLATION  AVAILABLE FOR
(DOLLARS IN THOUSANDS)             SUBSIDIARY      STOCK        STOCK       CAPITAL    EARNINGS   ADJUSTMENT       SALE
---------------------------------  -----------  -----------  -----------  -----------  ---------  -----------  -------------
BALANCE AT DECEMBER 31, 1995.....   $ 159,996    $ 135,000    $ 273,351    $1,306,697  $ 585,680   $    (972)    $  24,340
Decrease in unrealized gain on
 securities available for sale,
 net of taxes....................        (549)                                                                     (14,080)
Net income.......................       9,569                                            180,088
Dividend reinvestment plan.......                                   120        1,073
Dividends on common stock ($1.05
 per share) (1)..................      (2,433)                                           (51,125)
Dividend to MBL (1)(2)...........     (39,890)                                          (105,000)
Dividends on preferred stock.....                                                         (8,480)
Deferred compensation--restricted
 stock awards....................                                   212        2,095        (627)
Stock options exercised..........                                   110          559
Change in translation
 adjustment......................         (94)                                                        (1,421)
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------

BALANCE AT SEPTEMBER 30, 1996....   $ 126,599    $ 135,000    $ 273,793    $1,310,424  $ 600,536   $  (2,393)    $  10,260
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------

BALANCE AT DECEMBER 31, 1996.....   $ 128,689    $ 135,000    $ 273,813    $1,310,813  $ 635,180   $  (2,752)    $  14,190
Increase in unrealized gain on
 securities available for sale,
 net of taxes....................         364                                                                        4,792
Net income.......................      18,579                                            300,272
Dividend reinvestment plan.......                                     2          (77)
Dividends on common stock ($1.12
 per share)......................      (3,897)                                           (61,423)
Dividends on preferred stock.....                                                         (7,600)
Redemption of preferred stock....                 (135,000)
Deferred compensation--restricted
 stock awards....................                                   283        3,498      (2,040)
Stock options exercised..........                                   367        3,931
Change in translation
 adjustment......................         (98)                                                        (1,559)
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------
BALANCE AT SEPTEMBER 30, 1997....   $ 143,637    $       0    $ 274,465    $1,318,165  $ 864,389   $  (4,311)    $  18,982
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------
                                   -----------  -----------  -----------  -----------  ---------  -----------  -------------


(DOLLARS IN THOUSANDS)               TOTAL
---------------------------------  ---------
BALANCE AT DECEMBER 31, 1995.....  $2,484,092
Decrease in unrealized gain on
 securities available for sale,
 net of taxes....................    (14,629)
Net income.......................    189,657
Dividend reinvestment plan.......      1,193
Dividends on common stock ($1.05
 per share) (1)..................    (53,558)
Dividend to MBL (1)(2)...........   (144,890)
Dividends on preferred stock.....     (8,480)
Deferred compensation--restricted
 stock awards....................      1,680
Stock options exercised..........        669
Change in translation
 adjustment......................     (1,515)
                                   ---------
BALANCE AT SEPTEMBER 30, 1996....  $2,454,219
                                   ---------
                                   ---------
BALANCE AT DECEMBER 31, 1996.....  $2,494,933
Increase in unrealized gain on
 securities available for sale,
 net of taxes....................      5,156
Net income.......................    318,851
Dividend reinvestment plan.......        (75)
Dividends on common stock ($1.12
 per share)......................    (65,320)
Dividends on preferred stock.....     (7,600)
Redemption of preferred stock....   (135,000)
Deferred compensation--restricted
 stock awards....................      1,741
Stock options exercised..........      4,298
Change in translation
 adjustment......................     (1,657)
                                   ---------
BALANCE AT SEPTEMBER 30, 1997....  $2,615,327
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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

NOTE 2 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
    The following table provides pro forma disclosure of basic and diluted EPS in accordance with SFAS No. 128:

                                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                                          --------------------  --------------------
                                                                            1997       1996       1997       1996
                                                                          ---------  ---------  ---------  ---------
Pro forma basic EPS.....................................................       2.19       1.02       5.34       3.14
Pro forma diluted EPS...................................................       2.18       1.02       5.32       3.13

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

NOTE 3 -- INCOME TAX EXPENSE

    During the third quarter of 1997, the Franchise Tax Board of the State of California approved tax and interest refunds to settle litigation, administration and audit disputes covering tax years 1975-1987. The effect was to reduce income tax expense and, correspondingly, to increase net income by $25 million for the three and nine month periods ending September 30, 1997.

NOTE 4 -- PREFERRED STOCK

    On September 3, 1997, the Company redeemed all outstanding shares of its 8 3/8% Noncumulative Preferred Stock, Series A. The redemption price was $135 million plus $2 million in accrued dividends. The redemption was funded by proceeds from the issuance of $200 million in subordinated capital notes in June 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    UnionBanCal Corporation is a San Francisco, California-based bank holding company with consolidated assets of $31 billion at September 30, 1997. Its primary banking subsidiary is Union Bank of California, N.A., the third largest commercial bank in California, and among the 30 largest banks in the United States. Union Bank of California, N.A., had 237 banking offices in California, 5 banking offices in Oregon and Washington and 18 overseas facilities at September 30, 1997. UnionBanCal Corporation is 81 percent owned by The Bank of Tokyo-Mitsubishi, Ltd., and 19 percent owned by other shareholders. Union Bank of California, N.A., is 94 percent owned by UnionBanCal Corporation and 6 percent directly owned by The Bank of Tokyo-Mitsubishi, Ltd.

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

    To facilitate the discussion of the results of operations, the Consolidated Financial Highlights on pages 2 and 3 and the Analysis of Earnings on page 13 include certain pro forma earnings disclosures. These presentations supplement the Condensed Consolidated Statements of Income on page 4 (which are prepared in accordance with GAAP) with respect to the treatment of merger and integration expense. Management believes that it is meaningful to review the operating results and trends excluding merger and integration expense and, therefore, has included information in the Consolidated Financial Highlights and the Analysis of Earnings which presents earnings before and after income taxes, as well as certain financial ratios, excluding merger and integration expense.

SUMMARY

    Net income in the third quarter of 1997 was $130 million, compared with $62 million in the third quarter of 1996. Net income applicable to common stock was $120 million, or $2.19 per common share, in the third quarter of 1997, compared with $56 million, or $1.02 per common share, in the third quarter of 1996. Pro forma earnings, excluding after-tax merger and integration expense, were $130 million in the third quarter of 1997, an increase of 69 percent from $77 million a year earlier. Pro forma earnings applicable to common stock were $120 million, or $2.19 per common share, compared with $70 million, or $1.28 per common share, in the third quarter of 1996. Other highlights of the third quarter of 1997 include:

    - Net interest income on a taxable-equivalent basis was $314 million in the third quarter of 1997, a $21 million, or 7 percent, increase from the comparable period one year earlier. The increase in net interest income was primarily due to a $2.1 billion, or 8 percent, increase in average earning assets, which was partially funded by a higher proportion of noninterest bearing demand deposits.

    - No provision for credit losses was recorded, compared with $10 million in the third quarter of 1996, reflecting improvement in the quality of the loan portfolio. Nonperforming assets declined $48 million, or 26 percent, from September 30, 1996, to $133 million at September 30, 1997. Nonperforming assets as a percent of total assets declined to 0.43% at September 30, 1997, compared with 0.63% a year earlier. Total nonaccrual loans at September 30, 1997 and 1996 were $110 million and $148 million, respectively. This decrease caused the ratio of nonaccrual and renegotiated loans to total loans to drop from 0.71% to 0.50%.

    - Noninterest income was $117 million, an increase of $10 million over the third quarter of 1996, due primarily to increases in service charges on deposits of $2 million, in trust fees of $3 million, and in credit card merchant fees of $2 million.

    - Noninterest expense, excluding merger and integration expense, was $253 million for the third quarter of 1997, compared with $259 million for the third quarter of 1996, a decrease of 2 percent. Net occupancy expense declined $14 million, $12 million of which was attributable to a charge recorded in the third quarter of 1996 relating to former banking facilities. Excluding the $12 million charge and merger and integration expense, noninterest expense increased $6 million compared to third quarter 1996. No merger and integration expense was recorded in the third quarter of 1997, compared with $26 million in the third quarter of 1996.

    - The effective tax rate for the third quarter of 1997 was 26 percent, compared with 41 percent for the same period of 1996. The lower effective tax rate in the third quarter of 1997 was the result of a $25 million after-tax refund from the State of California Franchise Tax Board. Excluding the Franchise Tax Board refund, the effective tax rate in the third quarter of 1997 was 40 percent.

    - In the third quarter of 1997, the return on average assets increased to 1.71% from 0.88% a year earlier. The return on average common equity increased to 19.79% from 10.19%. Excluding the after-tax effect of merger and integration expense, the pro forma return on average assets increased to 1.71% from 1.09%, while the pro forma return on average common equity increased to 19.79% from 12.77%.

    - Total loans at September 30, 1997, increased $1.2 billion, or 6 percent, over September 30, 1996, primarily due to growth in the commercial, financial and industrial and the commercial mortgage portfolios. At $22.1 billion, total loans were 1 percent higher at September 30, 1997 than at June 30, 1997.

    - The Company's Tier 1 and total risk-based capital ratios were 8.92% and 11.02% at September 30, 1997, compared with 9.04% and 11.16% at September 30, 1996. The third quarter 1997 leverage ratio for the Company was 8.39%, compared with 8.43% for the third quarter of 1996. The decrease in the capital ratios was primarily attributable to the redemption of $135 million in preferred stock.

    Net income in the first nine months of 1997 was $319 million, including $4 million of after-tax merger and integration expense recorded in connection with the April 1, 1996, combination of Union Bank and BanCal Tri-State Corporation. Net income for the first nine months of 1996 was $190 million, including $53 million of after-tax merger and integration expense. Net income applicable to common stock was $293 million, or $5.34 per common share, in the first nine months of 1997, compared with $172 million, or $3.14 per common share, in the first nine months of 1996. Pro forma earnings, excluding after-tax merger and integration expense, were $323 million, an increase of 33 percent from a year earlier. Pro forma earnings applicable to common stock, excluding after-tax merger and integration expense, were $296 million, or $5.40 per common share, compared with $222 million, or $4.05 per common share, in the first nine months of 1996. Other highlights of the first nine months of 1997 include:

    - Net interest income on a taxable-equivalent basis was $917 million in the first nine months of 1997, a $37 million, or 4 percent, increase from the comparable period one year earlier. Although the net interest margin declined 6 basis points to 4.70 percent, largely due to a drop in the average domestic loan yield of 11 basis points, net interest income increased, primarily due to average loan growth of 5 percent.

    - No provision for credit losses was recorded, compared with $30 million in the first nine months of 1996, reflecting improvement in the quality of the loan portfolio, as well as a 26 percent reduction in non-performing assets from $181 million at September 30, 1996 to $133 million at September 30, 1997.

    - Noninterest income was $343 million, an increase of $27 million over the first nine months of 1996, due primarily to a $9 million increase in service charges on deposits, a $7 million increase in trust fees, and a $4 million increase in credit card merchant fees.

    - Noninterest expense, excluding merger and integration expense, was $756 million in the first nine months of 1997, compared with $763 million in the first nine months of 1996. Excluding the third quarter 1996 occupancy charge of $12 million, noninterest expense increased $5 million, due primarily to increases in data processing expense. Excluding the $12 million one-time charge, a decrease in net occupancy expense of $6 million as a result of merger consolidations and a decrease in foreclosed asset expense of $4 million were offset by increases in most other noninterest expense categories.

    - The effective tax rate for the first nine months of 1997 was 35 percent, compared with 39 percent for the same period of 1996. Excluding the $25 million after-tax refund from the California Franchise Tax Board, the effective tax rate in the first nine months of 1997 was 40 percent. Excluding a $5 million tax benefit reflecting the settlement of a unitary tax issue with the California Franchise Tax Board, the effective tax rate in the first nine months of 1996 was 41 percent.

    - The return on average assets increased to 1.45% from 0.92%. Excluding the after-tax effect of merger and integration expense, the pro forma return on average assets increased to 1.46% from 1.17%. The 29 basis point increase in pro forma return on average assets was attributable to a 33 percent increase in pro forma earnings combined with a 6 percent increase in average assets.

    - The return on average common equity increased to 16.76% from 10.50%. The pro forma return on average common equity increased to 16.95% from 13.56%. The 339 basis point increase in pro forma return on average common equity was due to a 33 percent increase in pro forma earnings applicable to common stock combined with a 7 percent increase in average common equity.

ANALYSIS OF EARNINGS

                                                                                                                FOR THE
                                                                                                                 NINE
                                                                                                                MONTHS
                                                                    FOR THE THREE MONTHS ENDED                   ENDED
                                                       -----------------------------------------------------  -----------
                                                       SEPT. 30,  JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   SEPT. 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                    1997       1997       1997       1996       1996        1997
-----------------------------------------------------  ---------  ---------  ---------  ---------  ---------  -----------
EARNINGS SUMMARY
  Interest income (1)................................  $ 521,538  $ 506,048  $ 486,452  $ 490,803  $ 482,404  $ 1,514,038
  Interest expense...................................    207,983    197,647    191,000    196,236    189,727      596,630
                                                       ---------  ---------  ---------  ---------  ---------  -----------
  Net interest income (1)............................    313,555    308,401    295,452    294,567    292,677      917,408
  Provision for credit losses........................         --         --         --     10,000     10,000           --
  Noninterest income.................................    116,820    111,021    114,786    102,972    107,280      342,627
  Noninterest expense, excluding merger and
    integration expense (2)..........................    253,317    255,753    247,101    254,375    258,523      756,171
                                                       ---------  ---------  ---------  ---------  ---------  -----------
  Income before merger and integration expense and
    income taxes (1)(2)..............................    177,058    163,669    163,137    133,164    131,434      503,864
  Merger and integration expense (2).................         --         --      6,037     30,646     25,552        6,037
                                                       ---------  ---------  ---------  ---------  ---------  -----------
  Income before income taxes (1).....................    177,058    163,669    157,100    102,518    105,882      497,827
  Taxable-equivalent adjustment......................      1,301      1,385      1,421      1,483      1,089        4,107
  Income tax expense.................................     45,953     65,739     63,177     41,234     42,810      174,869
                                                       ---------  ---------  ---------  ---------  ---------  -----------
  Net income.........................................  $ 129,804  $  96,545  $  92,502  $  59,801  $  61,983  $   318,851
                                                       ---------  ---------  ---------  ---------  ---------  -----------
                                                       ---------  ---------  ---------  ---------  ---------  -----------
  Net income applicable to:
    Common stock.....................................  $ 120,284  $  88,097  $  84,291  $  53,472  $  55,745  $   292,672
                                                       ---------  ---------  ---------  ---------  ---------  -----------
                                                       ---------  ---------  ---------  ---------  ---------  -----------
    Parent direct interest in bank subsidiary........  $   7,573  $   5,621  $   5,385  $   3,503  $   3,411  $    18,579
                                                       ---------  ---------  ---------  ---------  ---------  -----------
                                                       ---------  ---------  ---------  ---------  ---------  -----------

RECAP OF EARNINGS
  Net income.........................................  $ 129,804  $  96,545  $  92,502  $  59,801  $  61,983  $   318,851
  Merger and integration expense (after-tax) (2).....         --         --      3,550     18,570     15,025        3,550
                                                       ---------  ---------  ---------  ---------  ---------  -----------
  Pro forma earnings, excluding merger and
    integration expense (2)..........................  $ 129,804  $  96,545  $  96,052  $  78,371  $  77,008  $   322,401
                                                       ---------  ---------  ---------  ---------  ---------  -----------
                                                       ---------  ---------  ---------  ---------  ---------  -----------
  Net income applicable to common stock..............  $ 120,284  $  88,097  $  84,291  $  53,472  $  55,745  $   292,672
  Merger and integration expense (after-tax)
    applicable to common stock (2)...................         --         --      3,338     17,460     14,128        3,338
                                                       ---------  ---------  ---------  ---------  ---------  -----------
  Pro forma earnings applicable to common stock,
    excluding merger and integration expense (2).....  $ 120,284  $  88,097  $  87,629  $  70,932  $  69,873  $   296,010
                                                       ---------  ---------  ---------  ---------  ---------  -----------
                                                       ---------  ---------  ---------  ---------  ---------  -----------

PER COMMON SHARE
  Net income.........................................  $    2.19  $    1.61  $    1.54  $    0.98  $    1.02  $      5.34
  Merger and integration expense (after-tax) (2).....         --         --       0.06       0.32       0.26         0.06
                                                       ---------  ---------  ---------  ---------  ---------  -----------
  Pro forma earnings, excluding merger and
    integration expense (2)..........................  $    2.19  $    1.61  $    1.60  $    1.30  $    1.28  $      5.40
                                                       ---------  ---------  ---------  ---------  ---------  -----------
                                                       ---------  ---------  ---------  ---------  ---------  -----------
  Dividends (3)......................................  $    0.42  $    0.35  $    0.35  $    0.35  $    0.35  $      1.12
  Book value (end of period).........................      45.03      43.15      41.76      40.74      40.04        45.03
  Weighted average common shares outstanding (in
    thousands).......................................     54,884     54,796     54,765     54,760     54,759       54,815


                                                        SEPT. 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                     1996
-----------------------------------------------------  -----------
EARNINGS SUMMARY
  Interest income (1)................................  $ 1,443,225
  Interest expense...................................      562,490
                                                       -----------
  Net interest income (1)............................      880,735
  Provision for credit losses........................       30,000
  Noninterest income.................................      315,704
  Noninterest expense, excluding merger and
    integration expense (2)..........................      763,065
                                                       -----------
  Income before merger and integration expense and
    income taxes (1)(2)..............................      403,374
  Merger and integration expense (2).................       86,818
                                                       -----------
  Income before income taxes (1).....................      316,556
  Taxable-equivalent adjustment......................        5,241
  Income tax expense.................................      121,658
                                                       -----------
  Net income.........................................  $   189,657
                                                       -----------
                                                       -----------
  Net income applicable to:
    Common stock.....................................  $   171,608
                                                       -----------
                                                       -----------
    Parent direct interest in bank subsidiary........  $     9,569
                                                       -----------
                                                       -----------
RECAP OF EARNINGS
  Net income.........................................  $   189,657
  Merger and integration expense (after-tax) (2).....       53,348
                                                       -----------
  Pro forma earnings, excluding merger and
    integration expense (2)..........................  $   243,005
                                                       -----------
                                                       -----------
  Net income applicable to common stock..............  $   171,608
  Merger and integration expense (after-tax)
    applicable to common stock (2)...................       50,164
                                                       -----------
  Pro forma earnings applicable to common stock,
    excluding merger and integration expense (2).....  $   221,772
                                                       -----------
                                                       -----------
PER COMMON SHARE
  Net income.........................................  $      3.14
  Merger and integration expense (after-tax) (2).....         0.91
                                                       -----------
  Pro forma earnings, excluding merger and
    integration expense (2)..........................  $      4.05
                                                       -----------
                                                       -----------
  Dividends (3)......................................  $      1.05
  Book value (end of period).........................        40.04
  Weighted average common shares outstanding (in
    thousands).......................................       54,734

------------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) See page 10, "Merger Accounting", for a description of merger accounting and pro forma earnings presentations.

(3) The dividend amount for the first nine months of 1996 does not include a dividend of $145 million paid to The Mitsubishi Bank, Limited in the second quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.

NET INTEREST INCOME

    The table below shows the major components of net interest income and net interest margin.

                                                                       FOR THE THREE MONTHS ENDED
                                          ------------------------------------------------------------------------------------
                                                     SEPTEMBER 30, 1997                            JUNE 30, 1997
                                          -----------------------------------------  -----------------------------------------
                                                            INTEREST      AVERAGE                      INTEREST      AVERAGE
                                             AVERAGE        INCOME/       YIELD/        AVERAGE        INCOME/       YIELD/
(DOLLARS IN THOUSANDS)                       BALANCE      EXPENSE (1)    RATE (1)       BALANCE      EXPENSE (1)    RATE (1)
----------------------------------------  --------------  ------------  -----------  --------------  ------------  -----------
ASSETS
Loans: (2)
  Domestic..............................  $   20,565,541  $    426,860       8.25%   $   20,239,615   $  416,966        8.26%
  Foreign...............................       1,435,585        21,331       5.90         1,293,283       20,431        6.34
Investment securities--taxable (3)......       2,655,275        42,245       6.34         2,459,386       38,641        6.29
Investment securities--tax-exempt (3)...         118,514         2,983      10.07           127,403        3,236       10.16
Interest bearing deposits in banks......       1,085,110        16,125       5.90         1,099,134       16,080        5.87
Federal funds sold and securities
  purchased under resale agreements.....         293,775         4,204       5.68           329,367        4,683        5.70
Trading account securities..............         576,617         7,790       5.36           458,103        6,011        5.26
                                          --------------  ------------               --------------  ------------
    Total earning assets................      26,730,417       521,538       7.75        26,006,291      506,048        7.80
                                                          ------------                               ------------
Allowance for credit losses.............        (495,361)                                  (515,546)
Cash and due from banks.................       1,951,891                                  2,034,748
Premises and equipment, net.............         409,574                                    412,993
Other assets............................       1,516,861                                  1,500,811
                                          --------------                             --------------
    Total assets........................  $   30,113,382                             $   29,439,297
                                          --------------                             --------------
                                          --------------                             --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Interest bearing......................  $    5,328,180        38,422       2.86    $    5,280,831       37,074        2.82
  Savings and consumer time.............       2,995,038        28,780       3.81         2,955,092       27,890        3.79
  Large time............................       4,838,640        67,686       5.55         4,479,911       60,442        5.41
Deposits in foreign offices.............       1,513,336        17,759       4.66         1,626,865       19,488        4.80
                                          --------------  ------------               --------------  ------------
    Total interest bearing deposits.....      14,675,194       152,647       4.13        14,342,699      144,894        4.05
                                          --------------  ------------               --------------  ------------
Federal funds purchased and securities
  sold under repurchase agreements......       1,334,367        18,170       5.40         1,158,540       15,492        5.36
Subordinated capital notes..............         421,130         6,856       6.46           295,187        4,821        6.55
Other borrowed funds....................       2,214,890        30,310       5.43         2,409,865       32,440        5.40
                                          --------------  ------------               --------------  ------------
    Total borrowed funds................       3,970,387        55,336       5.53         3,863,592       52,753        5.48
                                          --------------  ------------               --------------  ------------
    Total interest bearing
      liabilities.......................      18,645,581       207,983       4.43        18,206,291      197,647        4.35
                                                          ------------                               ------------
Demand deposits.........................       7,551,259                                  7,364,799
Other liabilities.......................       1,273,842                                  1,268,456
                                          --------------                             --------------
    Total liabilities...................      27,470,682                                 26,839,546
SHAREHOLDERS' EQUITY....................       2,642,700                                  2,599,751
                                          --------------                             --------------
    Total liabilities and shareholders'
      equity............................  $   30,113,382                             $   29,439,297
                                          --------------                             --------------
                                          --------------                             --------------
Net interest income/margin
  (taxable-equivalent basis)............                       313,555       4.66%                       308,401        4.75%
Less: taxable-equivalent adjustment.....                         1,301                                     1,385
                                                          ------------                               ------------
    Net interest income.................                  $    312,254                                $  307,016
                                                          ------------                               ------------
                                                          ------------                               ------------


                                                       MARCH 31, 1997
                                          -----------------------------------------
                                                            INTEREST      AVERAGE
                                             AVERAGE        INCOME/       YIELD/
(DOLLARS IN THOUSANDS)                       BALANCE      EXPENSE (1)    RATE (1)
----------------------------------------  --------------  ------------  -----------
ASSETS
Loans: (2)
  Domestic..............................  $   19,818,799   $  401,456        8.19%
  Foreign...............................       1,250,023       19,307        6.26
Investment securities--taxable (3)......       2,312,482       35,829        6.24
Investment securities--tax-exempt (3)...         134,157        3,348        9.98
Interest bearing deposits in banks......         802,784       11,199        5.66
Federal funds sold and securities
  purchased under resale agreements.....         733,499        9,840        5.44
Trading account securities..............         396,277        5,473        5.60
                                          --------------  ------------
    Total earning assets................      25,448,021      486,452        7.73
                                                          ------------
Allowance for credit losses.............        (531,621)
Cash and due from banks.................       2,032,209
Premises and equipment, net.............         416,582
Other assets............................       1,425,210
                                          --------------
    Total assets........................  $   28,790,401
                                          --------------
                                          --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Interest bearing......................  $    5,212,126       35,961        2.80
  Savings and consumer time.............       2,918,508       27,025        3.76
  Large time............................       4,755,047       63,419        5.41
Deposits in foreign offices.............       1,540,546       17,909        4.71
                                          --------------  ------------
    Total interest bearing deposits.....      14,426,227      144,314        4.06
                                          --------------  ------------
Federal funds purchased and securities
  sold under repurchase agreements......         819,980       10,391        5.14
Subordinated capital notes..............         343,111        5,503        6.51
Other borrowed funds....................       2,291,772       30,792        5.45
                                          --------------  ------------
    Total borrowed funds................       3,454,863       46,686        5.48
                                          --------------  ------------
    Total interest bearing
      liabilities.......................      17,881,090      191,000        4.33
                                                          ------------
Demand deposits.........................       7,102,730
Other liabilities.......................       1,279,767
                                          --------------
    Total liabilities...................      26,263,587
SHAREHOLDERS' EQUITY....................       2,526,814
                                          --------------
    Total liabilities and shareholders'
      equity............................  $   28,790,401
                                          --------------
                                          --------------
Net interest income/margin
  (taxable-equivalent basis)............                      295,452        4.69%
Less: taxable-equivalent adjustment.....                        1,421
                                                          ------------
    Net interest income.................                   $  294,031
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

                                                                                    FOR THE THREE MONTHS ENDED
                                                                ------------------------------------------------------------------
                                                                      DECEMBER 31, 1996                 SEPTEMBER 30, 1996
                                                                ------------------------------   ---------------------------------
                                                                             INTEREST  AVERAGE                             AVERAGE
                                                                             INCOME/   YIELD/                  INTEREST    YIELD/
                                                                  AVERAGE    EXPENSE    RATE       AVERAGE      INCOME/     RATE
(DOLLARS IN THOUSANDS)                                            BALANCE      (1)       (1)       BALANCE    EXPENSE (1)    (1)
--------------------------------------------------------------  -----------  --------  -------   -----------  -----------  -------
ASSETS
Loans: (2)
  Domestic....................................................  $19,632,870  $404,481    8.20%   $19,453,079  $  402,143     8.22%
  Foreign.....................................................    1,210,820   18,864     6.20      1,198,378      17,847     5.92
Investment securities--taxable (3)............................    2,234,788   34,408     6.14      2,119,276      33,909     6.38
Investment securities--tax-exempt (3).........................      142,155    3,568    10.04        147,623       3,735    10.12
Interest bearing deposits in banks............................      980,076   14,126     5.73        864,087      12,485     5.75
Federal funds sold and securities purchased under resale
 agreements...................................................      606,687    8,403     5.51        433,494       6,028     5.53
Trading account securities....................................      488,505    6,953     5.66        439,227       6,257     5.67
                                                                -----------  --------            -----------  -----------
    Total earning assets......................................   25,295,901  490,803     7.72     24,655,164     482,404     7.78
                                                                             --------                         -----------
Allowance for credit losses...................................     (534,247)                        (543,646)
Cash and due from banks.......................................    2,020,856                        1,918,643
Premises and equipment, net...................................      430,765                          425,019
Other assets..................................................    1,378,108                        1,526,714
                                                                -----------                      -----------
    Total assets..............................................  $28,591,383                      $27,981,894
                                                                -----------                      -----------
                                                                -----------                      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Interest bearing............................................  $ 5,121,292   35,806     2.78    $ 5,037,400      34,137     2.70
  Savings and consumer time...................................    2,892,147   27,342     3.76      2,854,894      26,294     3.66
  Large time..................................................    4,759,405   65,018     5.43      4,137,305      55,932     5.38
Deposits in foreign offices...................................    1,486,542   17,720     4.74      1,512,042      18,244     4.80
                                                                -----------  --------            -----------  -----------
    Total interest bearing deposits...........................   14,259,386  145,886     4.07     13,541,641     134,607     3.95
                                                                -----------  --------            -----------  -----------
Federal funds purchased and securities sold under repurchase
 agreements...................................................      692,535    8,784     5.05        817,236      10,466     5.09
Subordinated capital notes....................................      391,685    6,489     6.59        452,211       7,493     6.59
Other borrowed funds..........................................    2,521,206   35,077     5.53      2,759,849      37,161     5.36
                                                                -----------  --------            -----------  -----------
    Total borrowed funds......................................    3,605,426   50,350     5.56      4,029,296      55,120     5.44
                                                                -----------  --------            -----------  -----------
    Total interest bearing liabilities........................   17,864,812  196,236     4.37     17,570,937     189,727     4.30
                                                                             --------                         -----------
Demand deposits...............................................    7,030,556                        6,640,131
Other liabilities.............................................    1,220,071                        1,335,204
                                                                -----------                      -----------
    Total liabilities.........................................   26,115,439                       25,546,272
SHAREHOLDERS' EQUITY..........................................    2,475,944                        2,435,622
                                                                -----------                      -----------
    Total liabilities and shareholders' equity................  $28,591,383                      $27,981,894
                                                                -----------                      -----------
                                                                -----------                      -----------
Net interest income/margin (taxable-equivalent basis).........               294,567     4.63%                   292,677     4.72%
Less: taxable-equivalent adjustment...........................                 1,483                               1,089
                                                                             --------                         -----------
    Net interest income.......................................               $293,084                         $  291,588
                                                                             --------                         -----------
                                                                             --------                         -----------

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

                                                                                    FOR THE NINE MONTHS ENDED
                                                                ------------------------------------------------------------------
                                                                      SEPTEMBER 30, 1997                SEPTEMBER 30, 1996
                                                                ------------------------------   ---------------------------------
                                                                             INTEREST  AVERAGE                             AVERAGE
                                                                             INCOME/   YIELD/                  INTEREST    YIELD/
                                                                  AVERAGE    EXPENSE    RATE       AVERAGE      INCOME/     RATE
(DOLLARS IN THOUSANDS)                                            BALANCE      (1)       (1)       BALANCE    EXPENSE (1)    (1)
--------------------------------------------------------------  -----------  --------  -------   -----------  -----------  -------
ASSETS
Loans: (2)
  Domestic....................................................  $20,210,720  $1,245,282   8.23%  $19,219,114  $1,199,949     8.34%
  Foreign.....................................................    1,326,977   61,069     6.15      1,197,692      54,190     6.04
Investment securities--taxable (3)............................    2,476,970  116,715     6.29      2,105,877      98,762     6.26
Investment securities--tax-exempt (3).........................      126,634    9,567    10.07        155,265      11,883    10.20
Interest bearing deposits in banks............................      996,710   43,404     5.82        888,793      38,583     5.80
Federal funds sold and securities purchased under resale
 agreements...................................................      450,603   18,727     5.56        527,690      21,843     5.53
Trading account securities....................................      477,660   19,274     5.40        428,844      18,015     5.61
                                                                -----------  --------            -----------  -----------
    Total earning assets......................................   26,066,274  1,514,038   7.76     24,523,275   1,443,225     7.82
                                                                             --------                         -----------
Allowance for credit losses...................................     (514,043)                        (548,351)
Cash and due from banks.......................................    2,005,177                        1,894,218
Premises and equipment, net...................................      413,024                          424,324
Other assets..................................................    1,481,296                        1,388,082
                                                                -----------                      -----------
    Total assets..............................................  $29,451,728                      $27,681,548
                                                                -----------                      -----------
                                                                -----------                      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits in domestic offices:
  Interest bearing............................................  $ 5,274,137  111,457     2.83    $ 4,960,691     100,015     2.69
  Savings and consumer time...................................    2,956,493   83,695     3.78      2,818,749      78,008     3.70
  Large time..................................................    4,691,506  191,547     5.46      3,872,211     153,941     5.31
Deposits in foreign offices...................................    1,560,149   55,156     4.73      1,509,951      53,717     4.75
                                                                -----------  --------            -----------  -----------
    Total interest bearing deposits...........................   14,482,285  441,855     4.08     13,161,602     385,681     3.91
                                                                -----------  --------            -----------  -----------
Federal funds purchased and securities sold under repurchase
 agreements...................................................    1,106,180   44,053     5.32      1,014,318      38,311     5.05
Subordinated capital notes....................................      353,429   17,180     6.50        481,556      23,616     6.55
Other borrowed funds..........................................    2,304,415   93,542     5.43      2,818,693     114,882     5.44
                                                                -----------  --------            -----------  -----------
    Total borrowed funds......................................    3,764,024  154,775     5.50      4,314,567     176,809     5.47
                                                                -----------  --------            -----------  -----------
    Total interest bearing liabilities........................   18,246,309  596,630     4.37     17,476,169     562,490     4.29
                                                                             --------                         -----------
Demand deposits...............................................    7,341,239                        6,540,919
Other liabilities.............................................    1,274,000                        1,209,233
                                                                -----------                      -----------
    Total liabilities.........................................   26,861,548                       25,226,321
SHAREHOLDERS' EQUITY..........................................    2,590,180                        2,455,227
                                                                -----------                      -----------
    Total liabilities and shareholders' equity................  $29,451,728                      $27,681,548
                                                                -----------                      -----------
                                                                -----------                      -----------
Net interest income/margin (taxable-equivalent basis).........               917,408     4.70%                   880,735     4.76%
Less: taxable-equivalent adjustment...........................                 4,107                               5,241
                                                                             --------                         -----------
    Net interest income.......................................               $913,301                         $  875,494
                                                                             --------                         -----------
                                                                             --------                         -----------

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

    Net interest income on a taxable-equivalent basis was $314 million for the third quarter of 1997 and $293 million for the third quarter of 1996. This increase of $21 million, or 7 percent, was primarily attributable to a $2.1 billion, or 8 percent, increase in average earning assets and a $911 million, or 14 percent, increase in average demand deposits. The net interest margin declined 6 basis points to 4.66%, primarily as a result of a 13 basis point increase in the cost of interest bearing liabilities, which largely reflected a combination of rising rates and a shift to higher cost, longer term deposits. The increase in the cost of interest bearing liabilities was partly offset by an increase in the proportion of funding provided by demand deposits, while yields on earning assets remained largely stable.

    Average earning assets were $26.7 billion in the third quarter of 1997, compared with $24.7 billion in the third quarter of 1996. Most of this increase was attributable to growth in average loans, which increased $1.3 billion, or 7 percent, and average investment securities, which were $507 million higher. Average commercial, financial and industrial loans, which increased $837 million, and average commercial real estate loans, which increased $424 million, contributed most of the loan growth. See "Loans" for additional commentary on growth in the loan portfolio. The increase in primarily fixed rate investment securities reflected interest rate risk management actions to reduce the Company's exposure to declines in interest rates, and, secondarily, to increase liquidity.

    The $2.1 billion, or 8 percent, growth in average earning assets from the third quarter of 1996 to the third quarter of 1997 was funded primarily by increases in demand deposits and interest bearing core deposits. Increases in these categories were: demand deposits $911 million, or 14 percent; interest bearing domestic deposits $291 million, or 6 percent; and savings and consumer time deposits $140 million, or 5 percent. The increase in demand deposits was partially due to an influx of new customer relationships, arising from recent merger and acquisition activities of other financial institutions in the California market.

    For the first nine months of 1997, net interest income on a taxable-equivalent basis was $917 million, compared with $881 million in the comparable period one year earlier. The increase of $36 million, or 4 percent, was primarily attributable to a $1.5 billion, or 6 percent, increase in average earning assets, which was largely funded by an $800 million, or 12 percent, increase in noninterest bearing demand deposits. Most of this growth was attributable to a $1.1 billion, or 5 percent, increase in average loans. Partially offsetting the positive impact of the growth in earning assets and demand deposits on net interest income was a 6 basis point decline in the net interest margin to 4.70%. The decline in the net interest margin resulted from both an increase in the cost of lower cost sources of funds and a decrease in the average yield on domestic loans. The cost of interest bearing core deposits (excluding large time) increased by 9 basis points, while the yield on domestic loans dropped by 11 basis points. The negative impact of these two factors on the net interest margin was partially offset by an increase in the proportion of funding provided by demand deposits.

NONINTEREST INCOME

                                                                                                        FOR THE NINE MONTHS
                                                    FOR THE THREE MONTHS ENDED                                 ENDED
                                ------------------------------------------------------------------  ----------------------------
                                SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
(DOLLARS IN THOUSANDS)              1997          1997        1997         1996          1996           1997           1996
------------------------------  -------------  ----------  ----------  ------------  -------------  -------------  -------------
Service charges on deposit
 accounts.....................   $    29,271   $   28,307  $   27,121   $   26,148    $    26,799    $    84,699    $    75,827
Trust fees....................        27,143       25,696      23,898       23,824         24,098         76,737         69,655
International commissions and
 fees.........................        17,208       17,306      15,079       16,586         16,120         49,593         49,522
Credit card merchant fees.....        15,326       14,283      13,044       11,554         13,721         42,653         38,224
Merchant banking fees.........         5,074        6,445       8,380        4,718          4,729         19,899         19,211
Investment services...........         5,857        6,096       4,979        5,182          5,225         16,932         14,198
Foreign exchange..............         3,927        3,853       3,469        3,598          2,641         11,249          9,657
Investment securities gains,
 net..........................         1,546           81         471          637            628          2,098          3,865
Other.........................        11,468        8,954      18,345       10,725         13,319         38,767         35,545
                                -------------  ----------  ----------  ------------  -------------  -------------  -------------
  Total noninterest income....   $   116,820   $  111,021  $  114,786   $  102,972    $   107,280    $   342,627    $   315,704
                                -------------  ----------  ----------  ------------  -------------  -------------  -------------
                                -------------  ----------  ----------  ------------  -------------  -------------  -------------

    In the third quarter of 1997, noninterest income was $117 million, compared with $107 million for the same period in 1996. This increase of $10 million includes a $2 million increase in service charges on deposits, a $3 million increase in trust fees, largely due to growth of mutual fund assets, a $2 million increase in credit card merchant fees, as well as increases in most other categories. These increases were partly offset by a $2 million decrease in "Other", primarily attributable to a non-recurring insurance refund of $2 million in third quarter 1996.

    For the nine months ended September 30, 1997, noninterest income increased to $343 million from $316 million for the same period in 1996. This increase of $27 million was primarily due to a $9 million increase in service charges on deposits, a $7 million increase in trust fees, a $4 million increase in credit card merchant fees, and a $3 million increase in "Other". Included in "Other" in 1997 was an $8 million gain related to a real estate joint venture; included in "Other" in 1996 were gains of $2 million related to a real estate joint venture and a $2 million insurance refund.

NONINTEREST EXPENSE

                                                                                                        FOR THE NINE MONTHS
                                                    FOR THE THREE MONTHS ENDED                                 ENDED
                                ------------------------------------------------------------------  ----------------------------
                                SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
(DOLLARS IN THOUSANDS)              1997          1997        1997         1996          1996           1997           1996
------------------------------  -------------  ----------  ----------  ------------  -------------  -------------  -------------
Salaries and other
 compensation.................   $   116,086   $  112,714  $  108,601   $  109,201    $   113,416    $   337,401    $   339,592
Employee benefits.............        24,923       24,459      32,187       27,724         24,591         81,569         80,730
                                -------------  ----------  ----------  ------------  -------------  -------------  -------------
  Personnel-related expense...       141,009      137,173     140,788      136,925        138,007        418,970        420,322
Net occupancy.................        21,619       22,884      19,630       21,671         35,439         64,133         81,664
Equipment.....................        13,376       14,143      13,687       14,790         14,003         41,206         41,152
Credit card processing........        11,002       10,545       9,722        9,065          9,619         31,269         28,026
Communications................        10,349       10,518      10,268        9,203          8,713         31,135         26,734
Advertising and public
 relations....................         7,532        7,218       6,009        9,585          5,508         20,759         19,203
Data processing...............         6,544        6,148       6,423        6,565          5,568         19,115         15,575
Professional services.........         6,461        7,882       4,719        5,737          6,144         19,062         18,605
Printing and office
 supplies.....................         5,390        6,087       6,169        6,614          7,939         17,646         20,471
Software......................         4,025        3,604       4,729        4,575          3,966         12,358         11,320
Travel........................         3,757        4,369       3,195        4,487          3,553         11,321         10,449
Intangible asset
 amortization.................         3,338        3,338       3,338        3,321          3,338         10,014         10,014
Armored car...................         3,091        2,956       3,113        4,778          4,458          9,160         12,714
Foreclosed asset expense
 (income).....................        (1,572)         465         411         (556)          (696)          (696)         3,445
Other.........................        17,396       18,423      14,900       17,615         12,964         50,719         43,371
                                -------------  ----------  ----------  ------------  -------------  -------------  -------------
  Noninterest expense,
    excluding merger and
    integration expense.......       253,317      255,753     247,101      254,375        258,523        756,171        763,065
Merger and integration
 expense......................            --           --       6,037       30,646         25,552          6,037         86,818
                                -------------  ----------  ----------  ------------  -------------  -------------  -------------
  Total noninterest expense...   $   253,317   $  255,753  $  253,138   $  285,021    $   284,075    $   762,208    $   849,883
                                -------------  ----------  ----------  ------------  -------------  -------------  -------------
                                -------------  ----------  ----------  ------------  -------------  -------------  -------------

    Noninterest expense, excluding merger and integration expense, was $253 million for the third quarter of 1997, compared with $259 million for the third quarter of 1996, a decrease of $6 million, or 2 percent. Excluding the third quarter 1996 occupancy charge of $12 million related to former banking facilities, noninterest expense increased $6 million. Personnel-related expense increased $3 million, or 2 percent, due partially to increased contract labor used to augment staffing requirements as a residual effect of the merger. In addition, advertising increased $2 million partly due to an auto loan promotion. Net occupancy expense, excluding the $12 million one-time charge, decreased $2 million, and a decrease in printing and office supplies of $3 million offset an increase in "Other" of $4 million. No merger and integration expense was recorded in the third quarter of 1997, compared with $26 million in the same quarter in 1996.

    Noninterest expense for the third quarter of 1997 included charges incurred in connection with making changes to the Company's computer systems with respect to Year 2000 compliance. Expenses to date have not materially affected results from operations. The Company expects to continue incurring charges related to this project through its completion in the Year 1999.

    For the nine months ended September 30, 1997, noninterest expense, excluding merger and integration expense was $756 million, compared with $763 million, for the first nine months of 1996. Excluding the third quarter 1996 occupancy charge of $12 million, noninterest expense increased $5 million. The largest component of the increase was a $4 million increase in data processing expense, which supported an increase in fees earned on deposits. Increases in several other categories were offset by a decrease of $6 million in net occupancy expense due to the consolidation of offices and a decrease of $4 million in foreclosed asset expense due primarily to lower writedowns and maintenance and selling expenses, primarily reflecting a 29 percent reduction in the portfolio of foreclosed assets.

MERGER AND INTEGRATION EXPENSE

    In the third quarter of 1997, no merger and integration expense was recorded, compared with $26 million in the third quarter of 1996. The combination of Union Bank and BanCal Tri-State Corporation on April 1, 1996, resulted in the recording of a total of $124 million in merger and integration expense.

    The table that follows presents merger and integration expense provisions in 1996 and the first nine months of 1997, the cash and noncash utilization of those expense provisions during the periods, and the resulting liability balances as of September 30, 1997, and December 31, 1996.

                                                                          NINE MONTHS ENDED   TWELVE MONTHS ENDED
(DOLLARS IN THOUSANDS)                                                    SEPTEMBER 30, 1997   DECEMBER 31, 1996
------------------------------------------------------------------------  ------------------  --------------------
Balance, accrued merger and integration expense, beginning of period....     $     54,344          $       --
Provision for merger and integration costs..............................            6,037             117,464
Utilization:
  Cash..................................................................           32,351              40,155
  Noncash...............................................................              886              22,965
                                                                                 --------             -------
    Total utilization...................................................           33,237              63,120
                                                                                 --------             -------
Balance, accrued merger and integration expense, end of period..........     $     27,144          $   54,344
                                                                                 --------             -------
                                                                                 --------             -------

    The Company's liquidity has not been significantly affected by these cash outlays, and future cash outlays are not expected to significantly affect liquidity.

INCOME TAX EXPENSE

    The effective tax rates for the third quarter of 1997 and 1996 were 26 percent and 41 percent, respectively. The lower third quarter 1997 effective tax rate was the result of an after-tax refund from the State of California Franchise Tax Board (the "FTB") of approximately $25 million to settle litigation, administration and audit disputes covering the years 1975-1987. Excluding the FTB refund, the effective tax rate for third quarter 1997 was 40 percent.

    The effective tax rates for the nine months ended September 30, 1997 and 1996, were 35 percent and 39 percent, respectively. Excluding the FTB refund in 1997, the effective tax rate for the first nine months of 1997 was 40 percent. Excluding a $5 million benefit recognized in the second quarter of 1996 from a settlement with the FTB for 1985 and 1986, the effective tax rate for the first nine months of 1996 was 41 percent.

LOANS

                                       SEPTEMBER 30,    JUNE 30,       MARCH 31,    DECEMBER 31,   SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                     1997           1997           1997           1996           1996
-------------------------------------  -------------  -------------  -------------  -------------  -------------
Domestic:
  Commercial, financial and
    industrial.......................  $  10,403,528  $  10,385,050  $   9,676,131  $   9,492,255  $   9,603,845
  Construction.......................        312,318        319,355        331,149        357,817        362,324
  Mortgage:
    Residential......................      2,966,326      2,960,502      2,973,411      2,960,908      3,005,167
    Commercial.......................      2,851,838      2,804,061      2,650,511      2,597,616      2,485,963
                                       -------------  -------------  -------------  -------------  -------------
      Total mortgage.................      5,818,164      5,764,563      5,623,922      5,558,524      5,491,130
  Consumer:
    Installment......................      2,075,065      2,054,050      2,061,883      2,063,434      2,038,849
    Home equity......................      1,027,147      1,058,937      1,064,357      1,113,269      1,137,454
    Credit card and other lines of
      credit.........................        275,258        279,163        284,009        303,235        296,131
                                       -------------  -------------  -------------  -------------  -------------
      Total consumer.................      3,377,470      3,392,150      3,410,249      3,479,938      3,472,434
  Lease financing....................        863,745        857,935        824,325        800,048        823,082
                                       -------------  -------------  -------------  -------------  -------------
      Total loans in domestic
        offices......................     20,775,225     20,719,053     19,865,776     19,688,582     19,752,815
Loans originated in foreign
 branches............................      1,372,325      1,232,506      1,234,150      1,209,523      1,193,950
                                       -------------  -------------  -------------  -------------  -------------
      Total loans....................  $  22,147,550  $  21,951,559  $  21,099,926  $  20,898,105  $  20,946,765
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------

    The Company's lending activities are predominantly domestic, with such loans comprising 94 percent of the portfolio at September 30, 1997. Total loans at September 30, 1997, were $22.1 billion, an increase of $1.2 billion, or 6 percent, from September 30, 1996. The increase was primarily attributable to growth in the commercial, financial and industrial loan portfolio, which increased $800 million from September 30, 1996, and to the commercial real estate mortgage loan portfolio, which increased $366 million.

    Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are principally to major corporations, middle market businesses, and small businesses, with no industry concentration exceeding ten percent of the total. At September 30, 1997 and 1996, the commercial, financial and industrial loan portfolio was $10.4 billion, or 47 percent of total loans, and $9.6 billion, or 46 percent of total loans, respectively. The increase of $800 million from September 30, 1996 was primarily attributable to a $709 million increase during the second quarter of 1997 in loans principally to large corporations in industries in which the bank has specialized lending expertise.

    The construction loan portfolio totaled $312 million, or 1 percent of total loans, at September 30, 1997, compared with $362 million, or 2 percent of total loans, at September 30, 1996.

    Mortgage loans were $5.8 billion, or 26 percent of total loans, at September 30, 1997, and $5.5 billion, or 26 percent of total loans, at September 30, 1996. The mortgage loan portfolio consists of loans on commercial and industrial projects and loans secured by one to four family residential properties, primarily in California. Commercial mortgages increased $366 million from September 30, 1996 to September 30, 1997, primarily due to an increase in mini perm loans.

    Consumer loans totaled $3.4 billion, or 15 percent of total loans, at September 30, 1997, compared with $3.5 billion, or 17 percent of total loans, at September 30, 1996. This portfolio is primarily comprised of installment loans and home equity loans.

    Lease financing totaled $864 million, or 4 percent of total loans, at September 30, 1997, compared with $823 million, or 4 percent of total loans, at September 30, 1996.

    Loans originated in foreign branches totaled $1.4 billion, or 6 percent of total loans, at September 30, 1997, and $1.2 billion, or 6 percent of total loans, at September 30, 1996.

ALLOWANCE FOR CREDIT LOSSES

    The allowance for credit losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of risk in the credit and lease portfolio, including commitments to provide financing. The allowance is increased by the provision for credit losses, which is charged against current period operating results, and is decreased by the amount of net loans charged off during the period. In evaluating the adequacy of the allowance for credit losses, management incorporates such factors as collateral value, portfolio composition and concentration, and trends in local and national economic conditions and the related impact on the financial strength of the Company's borrowers. While the allowance is segmented by broad portfolio categories to analyze its adequacy, the allowance is general in nature and is available for the portfolio in its entirety. Although management believes that the allowance for credit losses is adequate without any provision for credit losses in the third quarter of 1997, future provisions will be subject to continuing evaluation of risk in the credit and lease portfolio.

    The table below sets forth a reconciliation of changes in the allowance for credit losses.

                                                    FOR THE THREE MONTHS ENDED                        FOR THE NINE MONTHS ENDED
                                -------------------------------------------------------------------  ----------------------------
                                SEPTEMBER 30,  JUNE 30,    MARCH 31,   DECEMBER 31,   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
(DOLLARS IN THOUSANDS)              1997         1997        1997          1996           1996           1997           1996
------------------------------  -------------  ---------  -----------  -------------  -------------  -------------  -------------
Balance, beginning of
 period.......................    $ 502,114    $ 522,835   $ 523,946     $ 535,087      $ 545,345      $ 523,946      $ 555,149
Loans charged off:
    Commercial, financial and
      industrial..............       22,815       12,628       5,175        13,280         10,289         40,618         28,854
    Construction..............           --          120          --         2,376             --            120            873
    Mortgage..................        1,044        1,549       1,888         1,706          5,086          4,481         11,777
    Consumer..................       12,859       13,466      12,539        18,083         12,293         38,864         38,278
    Lease financing...........          824          709         969           683            716          2,502          1,940
    Loans originated in
      foreign branches........           92           34          --            42          1,256            126          1,335
                                -------------  ---------  -----------  -------------  -------------  -------------  -------------
      Total loans charged
        off...................       37,634       28,506      20,571        36,170         29,640         86,711         83,057
Recoveries of loans previously
 charged off:
    Commercial, financial and
      industrial..............        7,289        3,644       7,540         7,887          4,030         18,473         14,454
    Construction..............        2,163           --       6,891             2             --          9,054            130
    Mortgage..................          749          610       1,474         4,310          2,230          2,833          7,967
    Consumer..................        3,692        3,402       3,481         2,786          3,027         10,575         10,120
    Lease financing...........           81          129          74            44             95            284            324
                                -------------  ---------  -----------  -------------  -------------  -------------  -------------
      Total recoveries of
        loans previously
        charged off...........       13,974        7,785      19,460        15,029          9,382         41,219         32,995
                                -------------  ---------  -----------  -------------  -------------  -------------  -------------
        Net loans charged
          off.................       23,660       20,721       1,111        21,141         20,258         45,492         50,062
Provision for credit losses...           --           --          --        10,000         10,000             --         30,000
                                -------------  ---------  -----------  -------------  -------------  -------------  -------------
Balance, end of period........    $ 478,454    $ 502,114   $ 522,835     $ 523,946      $ 535,087      $ 478,454      $ 535,087
                                -------------  ---------  -----------  -------------  -------------  -------------  -------------
                                -------------  ---------  -----------  -------------  -------------  -------------  -------------
Allowance for credit losses to
 total loans..................         2.16%        2.29%       2.48%         2.51%          2.55%          2.16%          2.55%
Provision for credit losses to
 net loans charged off........           --           --          --         47.30          49.36             --          59.93
Recoveries of loans to loans
 charged off in the previous
 period.......................        49.02        37.84       53.80         50.71          41.07          46.49          29.86
Net loans charged off to
 average loans outstanding for
 the period(1)................         0.43         0.39        0.02          0.40           0.39           0.28           0.33

------------------------------

(1)  Annualized.

    At September 30, 1997, the Company's allowance for credit losses was $478 million, or 2.16 percent of total loans, and 436 percent of total nonaccrual loans, compared with an allowance for credit losses at September 30, 1996, of $535 million, or 2.55 percent of total loans, and 362 percent of total nonaccrual loans.

    During the third quarter of 1997, the Company recorded no provision for credit losses, compared with a provision of $10 million in the third quarter of 1996. This resulted from management's regular quarterly assessment of overall credit quality and economic conditions in relation to the level of the allowance for credit losses. Future quarterly provisions will be subject to the same evaluation process.

    During the third quarter of 1997, net loans charged off were $24 million, compared with $20 million in the third quarter of 1996. Net loans charged off as a percentage of average total loans for the third quarter of 1997 increased to 0.43%, compared with 0.39% for the same quarter last year. These increases were primarily attributable to a $13 million increase in commercial loans charged off, as a result of a $13 million charge-off of a single commercial loan. In addition, there was $14 million in recoveries during the third quarter of 1997 compared with $9 million in recoveries for the same period in 1996.

    The Company evaluates its loan portfolio for impairment as defined by SFAS No. 114, as amended. At September 30, 1997, total impaired loans were $109 million, and the associated impairment allowance was $16 million, compared with total impaired loans of $123 million and an associated impairment allowance of $10 million, at September 30, 1996.

NONPERFORMING ASSETS

                                                    SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,  SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                  1997          1997        1997         1996          1996
--------------------------------------------------  -------------  ----------  ----------  ------------  -------------
Nonaccrual loans:
    Commercial, financial and industrial..........   $    54,087   $   87,415  $   70,778   $   56,864    $    70,920
    Construction..................................         4,579        8,804       5,009        7,349         10,670
    Mortgage:
      Residential.................................         1,133        1,134       3,244       11,214         10,577
      Commercial..................................        49,959       48,787      57,636       52,593         54,904
                                                    -------------  ----------  ----------  ------------  -------------
        Total mortgage............................        51,092       49,921      60,880       63,807         65,481
    Other.........................................            --           --          --          247            704
                                                    -------------  ----------  ----------  ------------  -------------
        Total nonaccrual loans....................       109,758      146,140     136,667      128,267        147,775
Renegotiated loans................................            --           --          --           --             --
Foreclosed assets.................................        23,216       30,059      30,378       28,517         32,882
                                                    -------------  ----------  ----------  ------------  -------------
      Total nonperforming assets..................   $   132,974   $  176,199  $  167,045   $  156,784    $   180,657
                                                    -------------  ----------  ----------  ------------  -------------
                                                    -------------  ----------  ----------  ------------  -------------
Allowance for credit losses.......................   $   478,454   $  502,114  $  522,835   $  523,946    $   535,087
                                                    -------------  ----------  ----------  ------------  -------------
                                                    -------------  ----------  ----------  ------------  -------------
Nonaccrual and renegotiated loans to
 total loans......................................          0.50%        0.67%       0.65%        0.61%          0.71%
Nonaccrual loans to allowance for
 credit losses....................................         22.94        29.10       26.14        24.48          27.62
Nonperforming assets to total loans
 and foreclosed assets............................          0.60         0.80        0.79         0.75           0.86
Nonperforming assets to total assets..............          0.43         0.58        0.57         0.54           0.63

    At September 30, 1997, nonperforming assets totaled $133 million, a decrease of $48 million, or 26 percent, from a year earlier. The decrease was the result of reductions of $17 million in nonaccrual commercial, financial and industrial loans, mostly from loans to large corporate borrowers, $9 million in nonaccrual residential mortgage loans, $6 million in nonaccrual construction loans, $5 million in nonaccrual commercial mortgage loans and $10 million in foreclosed assets. The $10 million reduction in residential mortgage loans was primarily due to a change in methodology in 1997.

    Nonaccrual and renegotiated loans as a percentage of total loans were 0.50% at September 30, 1997, compared with 0.71% at September 30, 1996. Nonperforming assets as a percentage of total loans and foreclosed assets were 0.60% at September 30, 1997, compared with 0.86% at September 30, 1996.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

                                                SEPTEMBER 30,  JUNE 30,    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                              1997         1997        1997          1996          1996
----------------------------------------------  -------------  ---------  -----------  ------------  -------------
 Commercial, financial and industrial.........    $   3,682    $   2,085   $   4,419    $    4,527     $     521
  Construction................................           --           --       5,081            --         2,325
  Mortgage:
    Residential...............................        9,606       11,155      10,952         8,969         9,838
    Commercial................................        2,284        2,190      13,742           168        16,372
                                                -------------  ---------  -----------  ------------  -------------
      Total mortgage..........................       11,890       13,345      24,694         9,137        26,210
  Consumer and other..........................       10,010       11,922      11,865        10,028        13,643
                                                -------------  ---------  -----------  ------------  -------------
      Total loans 90 days or more past due and
        still accruing........................    $  25,582    $  27,352   $  46,059    $   23,692     $  42,699
                                                -------------  ---------  -----------  ------------  -------------
                                                -------------  ---------  -----------  ------------  -------------

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

    Core deposits provide the Company with a sizable source of relatively stable and low-cost funds. In the third quarter of 1997, lower cost sources of funds, which include demand deposits and interest bearing core deposits, funded 65 percent of average earning assets. Most of the remaining funding was provided by short-term borrowing in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper, and other borrowings.

REGULATORY CAPITAL

                                                                                                                   MINIMUM
                                         SEPTEMBER 30,    JUNE 30,    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,    REGULATORY
(DOLLARS IN THOUSANDS)                       1997           1997         1997         1996          1996         REQUIREMENT
---------------------------------------  -------------  ------------  ----------  ------------  -------------  ---------------
CAPITAL COMPONENTS FOR THE COMPANY
Tier 1 capital.........................   $ 2,520,589   $  2,547,481  $2,467,312   $2,395,580    $ 2,349,483
Tier 2 capital.........................       593,865        667,395     458,135      551,074        552,768
                                         -------------  ------------  ----------  ------------  -------------
Total risk-based capital...............   $ 3,114,454   $  3,214,876  $2,925,447   $2,946,654    $ 2,902,251
                                         -------------  ------------  ----------  ------------  -------------
                                         -------------  ------------  ----------  ------------  -------------
Risk-weighted assets...................   $28,249,379   $ 27,734,101  $26,963,265  $26,390,288   $25,994,269
                                         -------------  ------------  ----------  ------------  -------------
                                         -------------  ------------  ----------  ------------  -------------
Quarterly average assets...............   $30,037,626   $ 29,360,405  $28,702,616  $28,496,355   $27,885,645
                                         -------------  ------------  ----------  ------------  -------------
                                         -------------  ------------  ----------  ------------  -------------
CAPITAL RATIOS FOR THE COMPANY
Tier 1 risk-based capital..............          8.92%          9.19%       9.15%        9.08%          9.04%           4.0%
Total risk-based capital...............         11.02          11.59       10.85        11.17          11.16            8.0
Leverage ratio (1).....................          8.39           8.68        8.60         8.41           8.43            4.0

------------------------------

(1)  Tier 1 capital divided by quarterly average assets.

    The Company and the Company's subsidiary bank, Union Bank of California, N.A. (the "Bank"), are subject to various regulations issued by Federal banking agencies, including minimum capital requirements. The Company and the Bank are required to maintain minimum ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (the "leverage ratio").

    Compared with one year earlier, the Company's Tier 1 risk-based capital ratio at September 30, 1997, decreased 12 basis points to 8.92%, the total risk-based capital ratio decreased 14 basis points to 11.02%, and the leverage ratio decreased 4 basis points to 8.39%. The decrease in the capital ratios was attributable to the redemption of $135 million of preferred stock in the third quarter of 1997, partly offset by retained earnings growing faster than both risk-weighted assets and average assets.

    As of September 30, 1997, management believes the capital ratios of the Bank met all regulatory minimums of a well-capitalized bank.

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

                                          UNIONBANCAL CORPORATION
                                                 (Registrant)

                                          By           /s/ MINORU NODA
                                            ------------------------------------

                                                        Minoru Noda
                                                      DEPUTY CHAIRMAN,
                                                CHIEF FINANCIAL OFFICER AND
                                                    CHIEF CREDIT OFFICER

                                          By         /s/ DAVID I. MATSON
                                            ------------------------------------

                                                      David I. Matson
                                                EXECUTIVE VICE PRESIDENT AND
                                                    DIRECTOR OF FINANCE

                                          By        /s/ DAVID A. ANDERSON
                                            ------------------------------------

                                                     David A. Anderson
                                            SENIOR VICE PRESIDENT AND CONTROLLER

                                          Dated:  November 14, 1997