Form 10-K
period 1997-12-31
UNIONBANCAL CORP
filed 1998-03-30
CIK 1011659

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

       Registrant's telephone number, including area code: (415) 765-2126

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

                           __X__ Yes       ______ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of February 28, 1998, the aggregate market value of voting stock held by nonaffiliates of the registrant was $994,574,814. The aggregate market value was computed by reference to the last sales price of such stock.

As of February 28, 1998, the number of shares outstanding of the registrant's common stock was 54,931,989.

                            DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------------------
LOCATION IN FORM 10-K                          INCORPORATED DOCUMENT
---------------------------------------------  ---------------------------------------------
Part III                                       Portions of the Proxy Statement for the May
                                               27, 1998 Annual Meeting of Shareholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                               INDEX

                                               PART I                                      PAGE
                                                                                      ---------
                                                                                              2
ITEM 1.         BUSINESS
                                                                                              2
                General
                                                                                              2
                Banking
                                                                                              3
                Subsidiaries
                                                                                              3
                Employees
                                                                                              3
                Competition
                                                                                              3
                Monetary Policy
                                                                                              4
                Supervision and Regulation

                                                                                              5
ITEM 2.         PROPERTIES

                                                                                              5
ITEM 3.         LEGAL PROCEEDINGS

                                                                                              5
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                                                                              6
                EXECUTIVE OFFICERS OF THE REGISTRANT

                                              PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER                 8
                MATTERS

                                                                                         8, F-1
ITEM 6.         SELECTED FINANCIAL DATA

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND          8, F-1
                RESULTS OF OPERATIONS

ITEM 7.A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                          8, F-25
                MARKET RISK

                                                                                        8, F-29
ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND               8
                FINANCIAL DISCLOSURE

                                              PART III

                                                                                              9
ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                              9
ITEM 11.        EXECUTIVE COMPENSATION

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                               9
                AND MANAGEMENT

                                                                                              9
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                              PART IV

                                                                                             10
ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES                                                                                 II-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

    UnionBanCal Corporation (UNBC) is a commercial bank holding company incorporated in the State of California in 1952 and is among the oldest banks on the West Coast, having roots as far back as 1864. UNBC was formed as a result of the combination of Union Bank with BanCal Tri-State Corporation on April 1, 1996. The combination was effected by the issuance of 18,134,027 shares of Union Bank common stock in exchange for all the outstanding shares of BanCal Tri-State Corporation.

    At December 31, 1997, UNBC and its consolidated subsidiaries (the Company) was the third largest bank holding company in California and among the thirty largest in the United States, based on total assets of $30.6 billion. UNBC is 81 percent owned by The Bank of Tokyo-Mitsubishi, Ltd. (BTM) and 19 percent owned by other shareholders. UNBC's principal subsidiary, Union Bank of California, N.A. (the Bank), is 94 percent owned by UNBC and 6 percent directly owned by BTM.

    The Company provides a wide range of financial services to consumers, small businesses, middle market companies and major corporations, primarily in California, Oregon, and Washington, but nationally and internationally as well.

BANKING

COMMUNITY BANKING

    The Community Banking Group serves consumers, smaller businesses, and government and nonprofit institutions through its 245 branch offices in California, Oregon, and Washington. It provides a wide variety of loan products and deposit services with an emphasis on quality customer service. In addition, its deposit customers are linked with greatly expanded automated teller and point-of-sale debit services through its founding membership in the Star System-Registered Trademark-, the largest shared ATM network in the Western United States. The group has been a leader in providing alternative delivery systems which enable customers to conduct their banking 24 hours a day via telephone or personal computer. The group also operates more than 44 full-service branches within retail establishments, primarily supermarkets. Additionally, it provides Priority Banking-Registered Trademark- services to affluent customers and professional service firms.

COMMERCIAL FINANCIAL SERVICES

    The Commercial Financial Services Group provides a wide variety of financial services to commercial customers, primarily in the western states. The services provided include loans, mortgages and construction financing on residential and commercial properties, asset-based financing, project financing, trade financing, and customized cash management services.

    Customized credit products and financial services are provided to major communications, media, entertainment, energy, utility and environmental services customers nationwide. In addition, specialized depository services are offered to domestic financial institutions, government agencies, bankruptcy trustees and other customers with significant deposit volumes. These deposit services provide the Bank with a low cost source of funds and generate noninterest income.

INTERNATIONAL BANKING

    The International Banking Group provides trade finance and payment-related products and services to banks. The group also extends credit that is primarily of a short-term nature to commercial banks, agencies, and domestic and foreign corporations engaged in international business.

TRUST AND PRIVATE FINANCIAL SERVICES GROUP

    The Trust and Private Financial Services Group provides fiduciary, private banking, investment, and asset management services for individuals and institutions globally through offices in California, Oregon, and Washington. Services provided include private banking, personal trust services, trusteeship and administration for employee benefit plans, investment management, domestic and global custody, securities lending, trusteeship for bond issues, retail brokerage, and origination and distribution of debt instruments. The group also advises and markets a proprietary mutual fund family, the HighMark Funds.

SUBSIDIARIES

    UNBC has eleven active nonbank subsidiaries that provide various types of services to it and its customers. Bankers Commercial Corporation, UNBC Leasing, Inc. and UnionBanCal Leasing Corporation engage in equipment leasing and other lease related financing. Cal First Properties, Inc. holds and manages various properties used by the Company. UnionBanCal Venture Corporation is a small business investment company licensed under the Small Business Investment Act of 1958. UnionBanCal Commercial Funding Corporation sells commercial paper and invests the proceeds in eurodollar placements with the Bank. UnionBanCal Equities, Inc. invests in equity securities of other companies. Mills-Ralston, Inc. and SBS Realty, Inc. were established to hold and dispose of problem assets, including other real estate owned (OREO). Stanco Properties, Inc. engages in custodian activities in connection with tax-deferred exchanges of real property under Section 1031 of the Internal Revenue Code. UnionBanCal Mortgage Corporation acts as trustee under deeds of trust on behalf of UNBC.

    The Bank has two active subsidiaries, UBOC Investment Services, Inc. (UBOCIS) and Union Bank of California International (UBOCI). UBOCIS, a registered securities broker-dealer and member of the National Association of Securities Dealers (NASD), offers a wide range of investment products. These products include a wide range of securities, including publicly traded stocks, treasury and government agency issues, stock options, corporate and municipal bonds and mutual funds. In addition, it provides a wholesale investment program to other financial institutions. UBOCI is an Edge Act subsidiary supporting the Bank's international correspondent banking business.

EMPLOYEES

    At December 31, 1997, the Company had 9,753 full-time-equivalent employees.

COMPETITION

    Banking is a highly competitive business. The Company competes actively for loan, deposit, and other financial services business in California, Oregon, and Washington, as well as nationally and internationally. The Company's competitors include a large number of state and national banks and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms which offer services similar to those offered by the Company or its subsidiaries.

    The Company believes that continued emphasis on enhanced services and distribution systems, an expanded customer base, increased productivity and strong credit quality, together with an established capital base, will position it to meet the challenges provided by this competition.

MONETARY POLICY

    The operations of bank holding companies and their subsidiaries are affected by the credit and monetary policies of the Federal Reserve Board (FRB). The FRB influences financial performance through its management of the discount rate, the money supply, and reserve requirements on bank deposits. Monetary policies of the FRB have had and will continue to have a significant effect on the operating results of financial institutions, including the Company.

SUPERVISION AND REGULATION

    The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (BHCA), which subjects it to requirements for filing reports with the Board of Governors of the Federal Reserve System and for undergoing regular inspections by the Federal Reserve Bank of San Francisco. Generally, the BHCA restricts any investment that the Company may make to no more than 5% of the voting shares of any non-banking entity, and the Company may not acquire more than 5% of the voting shares of any domestic bank without the prior approval of the bank regulatory authorities. The Company's activities are limited, with some exceptions, to banking, the business of managing or controlling banks, and activities which the regulatory authorities deem to be so closely related to banking as to be a "proper incident thereto."

    The Bank and most of its subsidiaries are regulated by the Office of the Comptroller of the Currency (OCC). The Company's subsidiaries are also subject to extensive regulation, supervision and examination by various federal and state regulatory agencies. In addition, the Bank and its subsidiaries are subject to certain restrictions under the Federal Reserve Act, including restrictions on affiliate transactions. Dividends payable by the Bank to the Company are subject to a formula imposed by the OCC unless express approval is given to deviate from the formula. For more information regarding restrictions on loans and dividends by the Bank to its affiliates and on transactions with affiliates, see Notes 15 and 19 to the Consolidated Financial Statements included in this Form 10-K.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) imposed stricter capital requirements on banks. FDICIA requires federal bank regulatory authorities to take "prompt corrective action" in dealing with inadequately capitalized banks. FDICIA established five tiers of capital measurement ranging from "well capitalized" to "critically undercapitalized". It is the Company's policy to maintain risk-based capital ratios for both the Company and the Bank at or above the required minimum capital adequacy levels. At December 31, 1997, management believes the Bank met the requirements of a "well capitalized" institution.

    Furthermore, the activities of UBOCIS are subject to the rules and regulations promulgated by the Securities and Exchange Commission and the NASD, as well as other securities regulators at the state level.

    There are additional requirements and restrictions in the laws of the United States and the states of California, Oregon and Washington, as well as other states in which the Bank and its subsidiaries may conduct operations which may include restrictions on the amount of loans and the nature and amount of investments, as well as activities as an underwriter of securities, the opening and closing of branches and the acquisition of other financial institutions.

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

    The trend followed in recent years by the United States Congress has been to make major legislative changes which, in turn, lead to major regulatory changes, which affect the Company, the Bank and its subsidiaries, as well as the financial services industry in general. Such changes can be expected to occur in the future. Generally, the effect of such changes has been to increase competition and narrow the functional distinctions among different types of financial institutions. In some cases, these changes create opportunities for the Company and the Bank, as well as the financial services industry, to compete in financial markets on a more general basis with less regulation. However, these changes also lead to new and major competitors in geographic and product markets which have historically been limited by law and regulation to depository institutions, such as the Bank.

    Changes in the laws, regulations, or policies that impact the Company and the Bank cannot necessarily be predicted and may have a material affect on the business and earnings thereof.

ITEM 2. PROPERTIES

    At December 31, 1997, the Company operated 240 full service branches and 33 limited service offices in California, 5 full service branches in Oregon and Washington, and 18 overseas branches and business offices. The Company owns the property occupied by 87 of the domestic offices and leases the remaining properties for periods of five to twenty years.

    The Company owns 3 administrative facilities in San Francisco and 3 in San Diego. Other administrative offices in Los Angeles, Portland, Seattle, and New York operate under long-term leases expiring in three to fifteen years.

    Rental expense for branches and administrative premises are included in Note 4 to the Company's Consolidated Financial Statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICER                AGE                     PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
----------------------------  ---------  -----------------------------------------------------------------------------
Tamotsu Yamaguchi...........         67  Mr. Yamaguchi has served as Chairman of the Company and the Bank since April
                                         1996. He served as Chairman of the former Union Bank from September 1992 until March 1996. Mr. Yamaguchi has served as a director of the Company since
                                         September 1992.
Takahiro Moriguchi..........         53  Mr. Moriguchi has served as President and Chief Executive Officer of the
                                         Company and the Bank since May 1997. He served as Vice Chairman and Chief
                                         Financial Officer of the Company and the Bank from April 1996 to May 1997. He served as Vice Chairman and Chief Financial Officer of the former Union Bank from June 1993 until March 1996. He served as General Manager of the former
                                         Bank of Tokyo, Ltd.'s Capital Markets Division 2 from May 1992 to May 1993.
                                         He has served as a director of BTM since April 1996 and as a director of the former Bank of Tokyo, Ltd. prior thereto. Mr. Moriguchi has served as a director of the Company since June 1993.
Minoru Noda.................         51  Mr. Noda has served as Deputy Chairman, Chief Credit Officer, and Chief
                                         Financial Officer of the Company and the Bank since May 1997. He served as
                                         Vice Chairman and Chief Credit Officer of the Company and the Bank from April
                                         1996 to May 1997. He served as Vice Chairman, Credit and Finance, and
                                         Director of the former BanCal Tri-State Corporation and the former Bank of
                                         California, N.A. from August 1993 until March 1996. He served as Executive
                                         Vice President for Regional Banking of the former Bank of California, N.A.
                                         from July 1992 through June 1993. Mr. Noda has served as a director of the
                                         Company since April 1996.
Richard C. Hartnack.........         52  Mr. Hartnack has served as Vice Chairman and head of the Community Banking
                                         Group of the Company and the Bank since April 1996. He served as Vice
                                         Chairman of the former Union Bank from June 1991 until March 1996. Mr.
                                         Hartnack has served as a director of the Company since June 1991.
Robert M. Walker............         56  Mr. Walker has served as Vice Chairman and head of the Commercial Financial
                                         Services Group for the Company and the Bank since April 1996 and head of the
                                         Corporate and Real Estate Banking Group for the Company and the Bank since
                                         July 1996. He served as Vice Chairman and head of the Commercial Financial
                                         Services Group of the former Union Bank from July 1992 until March 1996. Mr.
                                         Walker has served as a director of the Company since July 1992.
Peter R. Butcher............         57  Mr. Butcher has served as Executive Vice President, Credit Management Group, of the Company and the Bank since April 1996. He served as Executive Vice
                                         President and Chief Credit Officer of the former BanCal Tri-State Corporation and former Bank of California, N.A. from July 1993 until March 1996. He served as Executive Vice President of Society National Bank from March 1992 to July 1993.
Yoichi Kambara..............         49  Mr. Kambara has served as Executive Vice President and head of the Trust &
                                         Private Financial Services Group of the Company and the Bank since July 1997.
                                         He served as Executive Vice President and Trust Executive Officer of the
                                         Trust and Investment Management Group of the Bank from April 1996 to June
                                         1997. He served in the same capacity at the former Bank of California, N.A.
                                         from April 1995 to March 1996. He served as General Manager of the
                                         Investments Division, from November 1993 to March 1996, and as Senior Vice
                                         President and Deputy General Manager, from April 1993 to March 1995, of the
                                         Trust and Investment Management Group of the former Bank of California, N.A.

EXECUTIVE OFFICER                AGE                     PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
----------------------------  ---------  -----------------------------------------------------------------------------
David I. Matson.............         53  Mr. Matson has served as Executive Vice President and Director of Finance of
                                         the Company and the Bank since August 1997. He served as Executive Vice
                                         President and head of the Institutional and Deposit Markets Division from
                                         April 1996 until July 1997. He served in the same capacity at the former
                                         Union Bank from January 1994 until March 1996. He served as Senior Vice
                                         President of the former Union Bank for more than five years prior thereto.
Magan C. Patel..............         60  Mr. Patel has served as Executive Vice President and head of the
                                         International Banking Group of the Company and the Bank since April 1996. He served as Executive Vice President of the former BanCal Tri-State Corporation and the former Bank of California, N.A. for more than five years prior thereto.
Charles L. Pedersen.........         54  Mr. Pedersen has served as Executive Vice President and head of the Systems,
                                         Technology and Item Processing Group of the Company and the Bank since April
                                         1996. He served as Executive Vice President and head of the Bank Operations &
                                         Automation Group of the former Union Bank from September 1992 until March
                                         1996.
Michael A. C. Spilsbury.....         48  Mr. Spilsbury has served as Executive Vice President and head of the
                                         Operations and Services Group of the Company and the Bank since April 1996.
                                         He served as Executive Vice President, Resources and Services, with the former BanCal Tri-State Corporation and the former Bank of California, N.A.
                                         from January 1992 through March 1996.
Ikuzo Sugiyama..............         48  Mr. Sugiyama has served as Executive Vice President and head of the Pacific
                                         Rim Corporate Group of the Company and the Bank, and General Manager of the
                                         Los Angeles Branch of BTM since July 1997. He served as Chief Manager,
                                         Corporate Banking Division No. 3 under Corporate Banking Group No. 1 of BTM from April 1996 to July 1997. From April 1994 to March 1996, he served as
                                         Deputy General Manager of the Marunonchi Office of the former Bank of Tokyo,
                                         Ltd. From May 1991 to March 1994, he served as Deputy General Manager of the
                                         Los Angeles Agency of the former Bank of Tokyo, Ltd. and as Senior Vice
                                         President of the Japanese Corporate Department-LA of the former Union Bank.
Philip M. Wexler............         59  Mr. Wexler has served as Executive Vice President and head of the Specialized
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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's common stock is traded on the Nasdaq National Market under the symbol UNBC. As of February 28, 1998, the Company's common stock was held of record by approximately 1,874 shareholders, and approximately 81 percent of the Company's common stock was held by BTM. During 1997 and 1996, the average daily trading volume of the Company's common stock was approximately 34,970 shares and 35,633 shares, respectively. At December 31, 1997, 1996 and 1995, the Company's common stock closed at $107.50 per share, $53.00 per share and $54.25 per share, respectively. The following table presents stock quotations for each quarterly period for the two years ended December 31, 1997.

                                                                                      1997                  1996
                                                                              --------------------  --------------------
                                                                                HIGH        LOW       HIGH        LOW
                                                                              ---------  ---------  ---------  ---------
First quarter...............................................................  63         52 3/4     57 1/2     50 3/4
Second quarter..............................................................  77 7/8     50 3/4     55 1/2     46 1/2
Third quarter...............................................................  88 1/2     71 3/4     53 1/4     46 1/4
Fourth quarter..............................................................  107 1/2    83 1/2     56         49

    The following table presents quarterly per share cash dividends declared for 1997 and 1996:

                                                                                1997       1996
                                                                              ---------  ---------
First quarter...............................................................  $    0.35  $    0.35
Second quarter..............................................................       0.35       0.35
Third quarter...............................................................       0.42       0.35
Fourth quarter..............................................................       0.42       0.35

    The Company offers a dividend reinvestment plan that allows shareholders to reinvest dividends in the Company's common stock at 5 percent below the market price. At December 31, 1997, BTM was not a participant in the plan.

    The availability of retained earnings of the Company for the payment of dividends is affected by certain legal restrictions. See Note 15 to the Company's Consolidated Financial Statements. In addition, the Company has a dividend reinvestment and stock purchase plan. For further information about these plans, see Note 11.

ITEM 6. SELECTED FINANCIAL DATA

    See page F-1 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See pages F-1 through F-28 of this Form 10-K.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See pages F-25 through F-28 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See pages F-29 through F-74 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to the Company's Proxy Statement for the May 27, 1998 Annual Meeting of Shareholders for incorporation of information concerning directors and persons nominated to become directors of the Company. Information concerning executive officers of the Company as of February 28, 1998 is included in Part I above in accordance with Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning executive compensation is incorporated by reference from the text under the caption "Compensation and Other Transactions with Management and Others" in the Proxy Statement for the May 27, 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning ownership of the equity stock of UNBC by certain beneficial owners and management is incorporated by reference from page 1 and the text under the caption "Election of Directors" in the Proxy Statement for the May 27, 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions with officers, directors, and BTM is incorporated by reference from the text under the caption "Transactions with Management and Others" in the Proxy Statement for the May 27, 1998 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

    The Consolidated Financial Statements of the Company, the Management Statement, and the independent auditors' reports are set forth on pages F-30 through F-74. (See index on page F-29).

(a)(2) FINANCIAL STATEMENT SCHEDULES

    All schedules to the Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or accompanying notes.

(a)(3) EXHIBITS

                                                                                                   INCORPORATED BY REFERENCE TO
                                                                                                          REPORT ON FORM
                                                                                                 ---------------------------------
                                                                                                   10-K
   NO.                                 DESCRIPTION                              FILED HEREWITH     DATED    8-K DATED  EXHIBIT NO.
---------  -------------------------------------------------------------------  ---------------  ---------  ---------  -----------
      3.1  Restated Articles of Incorporation of the Registrant, as amended                                    4-1-96         3.1
      3.2  By-laws of the Registrant, as amended                                                               4-1-96         3.2
    4.1.a  Certificate of Determination of the Preferred Stock of the                      X
           Registrant, as amended
     10.1  Management Stock Plan. (As restated effective June 1, 1997)*                    X
     10.2  Union Bank of California Deferred Compensation Plan. (January 1,                        3-28-97                   10.2
           1997, Restatement, as amended November 21, 1996)*
     10.3  Union Bank of California Senior Management Bonus Plan. (Effective               X
           January 1, 1997)*
     10.4  Richard C. Hartnack Employment Agreement (Effective June 4, 1991)                                   4-1-96        10.6
           and Amendment to Employment Agreement. (Dated February 24, 1992)*
     10.5  Robert M. Walker Employment Agreement. (Effective July 1, 1992)*                                    4-1-96        10.7
     10.6  Union Bank of California Supplemental Executive Retirement Plan.                X
           (Effective January 1, 1988) (Amended and restated as of January 1,
           1997)*
     10.7  Union Bank Executive Wellness Plan. (Effective January 1, 1994)*                                    4-1-96       10.12
     10.8  Union Bank Financial Services Reimbursement Program. (Effective                                     4-1-96       10.14
           January 1, 1996)*
     10.9  Performance Share Plan. (Effective January 1, 1997)*                            X
    10.10  Service Agreement Between Union Bank of California and The Bank of              X
           Tokyo-Mitsubishi, LTD. (Effective October 1, 1997)*
     12.1  Computation of Ratio of Earnings to Combined Fixed Charges and                  X
           Preferred Stock Dividend Requirements
     21.1  Subsidiaries of the Registrant                                                          3-28-97                   21.1
     23.1  Consent of Deloitte & Touche LLP                                                X
     23.2  Consent of Arthur Andersen LLP                                                  X
     27.1  Financial Data Schedule                                                         X
     27.2  Financial Data Schedule                                                         X
     27.3  Financial Data Schedule                                                         X

-------------
*   Management contract or compensatory plan, contract or arrangement.

(b) REPORTS ON FORM 8-K

    None

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

                                                              AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)          1997         1996         1995         1994         1993
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
RESULTS OF OPERATIONS:
  Net interest income (taxable-equivalent)(1).....  $ 1,237,010  $ 1,175,302  $ 1,152,777  $ 1,007,789  $   986,411
  Provision for credit losses.....................      --            40,000       53,250       73,000      151,000
  Noninterest income..............................      463,001      418,676      395,319      359,831      405,965
  Noninterest expense(2)..........................    1,044,665    1,134,904      978,101    1,036,349    1,055,020
                                                    -----------  -----------  -----------  -----------  -----------
  Income before income taxes and cumulative effect
    of accounting change(1).......................      655,346      419,074      516,745      258,271      186,356
  Taxable-equivalent adjustment...................        5,328        6,724       10,444       12,566       14,734
  Income tax expense..............................      238,722      162,892      193,359      120,356       63,966
                                                    -----------  -----------  -----------  -----------  -----------
  Income before cumulative effect of accounting
    change........................................      411,296      249,458      312,942      125,349      107,656
  Cumulative effect of accounting change(3).......      --           --           --           --           192,793
                                                    -----------  -----------  -----------  -----------  -----------
  Net income......................................  $   411,296  $   249,458  $   312,942  $   125,349  $   300,449
                                                    -----------  -----------  -----------  -----------  -----------
NET INCOME APPLICABLE TO:
  Common stock....................................  $   379,792  $   225,080  $   284,196  $   104,364  $   251,392
                                                    -----------  -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------  -----------
  Parent direct interest in bank subsidiary.......  $    23,904  $    13,072  $    17,441  $     9,681  $    37,782
                                                    -----------  -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------  -----------
PER COMMON SHARE:
  Net income-basic(4).............................         6.93         4.11         5.21         1.95         4.81
  Net income-diluted(4)...........................         6.90         4.10         5.20         1.94         4.81
  Pro forma earnings (basic), excluding after-tax
    merger and integration expense and cumulative
    effect of accounting change(2)(4).............         6.99         5.35         5.21         1.95         1.72
  Pro forma earnings (diluted), excluding
    after-tax merger and integration expense and
    cumulative effect of accounting
    change(2)(4)..................................         6.97         5.33         5.20         1.94         1.72
  Dividends(5)....................................         1.54         1.40         1.40         1.40         1.40
  Book value (end of period)......................        46.11        40.74        40.04        35.26        34.28
  Common shares outstanding (end of period).......   54,916,010   54,762,653   54,670,283   53,957,991   53,273,395
  Weighted average common shares
    outstanding-basic.............................   54,837,898   54,740,468   54,545,552   53,639,889   52,229,174
  Weighted average common shares
    outstanding-diluted...........................   55,006,478   54,871,307   54,643,199   53,660,029   52,249,204
BALANCE SHEET (END OF PERIOD):
  Total assets....................................  $30,585,265  $29,234,059  $27,546,859  $24,569,042  $24,005,530
  Total loans.....................................   22,581,258   20,898,105   20,226,089   18,065,650   17,759,181
  Nonperforming assets............................      129,809      156,784      246,871      421,227    1,193,450
  Total deposits..................................   23,296,374   21,532,960   19,655,043   17,409,737   16,978,347
  Subordinated capital notes......................      348,000      382,000      501,369      655,859      725,859
  Preferred stock.................................      --           135,000      135,000      135,000      135,000
  Common equity...................................    2,532,216    2,231,244    2,189,096    1,902,595    1,826,243
BALANCE SHEET (PERIOD AVERAGE):
  Total assets....................................  $29,692,992  $27,899,734  $25,564,843  $23,692,560  $23,926,924
  Total loans.....................................   21,700,812   20,524,111   18,974,540   17,616,002   18,219,288
  Earning assets..................................   26,291,822   24,717,326   22,849,129   21,046,600   21,176,396
  Total deposits..................................   22,067,155   20,101,544   17,969,972   16,826,443   17,160,129
  Common equity...................................    2,377,438    2,190,706    2,047,475    1,849,718    1,773,705
FINANCIAL RATIOS:
  Return on average assets........................         1.39%        0.89%        1.22%        0.53%        1.26%
  Pro forma return on average assets, excluding
    after-tax merger and integration expense and
    cumulative effect of accounting change(2).....         1.40         1.15         1.22         0.53         0.45
  Return on average common equity.................        15.97        10.27        13.88         5.64        14.17
  Pro forma return on average common equity,
    excluding after-tax merger and integration
    expense and cumulative effect of accounting
    change(2).....................................        16.12        13.36        13.88         5.64         5.06
  Efficiency ratio(6).............................        61.53        71.02        63.39        70.39        66.92
  Pro forma efficiency ratio, excluding merger and
    integration expense(2)(6).....................        61.17        63.65        63.39        70.39        66.92
  Net interest margin(1)..........................         4.70         4.75         5.05         4.79         4.66
  Tier 1 risk-based capital ratio.................         8.96         9.08         9.35         9.24         8.88
  Total risk-based capital ratio..................        11.05        11.17        11.70        12.03        12.07
  Leverage ratio..................................         8.53         8.41         8.70         8.67         8.26
  Allowance for credit losses to total loans......         2.00         2.51         2.74         3.12         3.90
  Allowance for credit losses to nonaccrual
    loans.........................................       413.12       408.48       266.56       161.08        84.82
  Net loans charged off to average total loans....         0.33         0.35         0.32         1.15         1.37
  Nonperforming assets to total loans, real estate
    ventures and foreclosed assets................         0.57         0.75         1.22         2.32         6.58
  Nonperforming assets to total assets............         0.42         0.54         0.90         1.71         4.97

-----------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) Merger and integration expense was $6 million and $117 million in 1997 and 1996, respectively. See page F-2 "Merger Accounting" for a description of merger accounting and pro forma earnings presentation. After-tax merger and integration expense was $4 million and $72 million in 1997 and 1996, respectively.
(3) 1993 net income includes the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". 1993 basic and diluted earnings per share for income before cumulative effect of accounting change was $1.72 and $1.72, respectively.
(4) Basic and diluted earnings per share above are calculated according to SFAS No. 128, "Earnings per Share"; 1996 and prior periods have been restated.
(5) Amounts prior to the merger are based on Union Bank only and do not include the dividend of $145 million paid to The Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.
(6) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(1.3) million, $2.9 million, $(3.2) million, $73.7 million, and $123.3 million for 1997 through 1993, respectively.

    Management's discussion and analysis (MD&A) of the consolidated financial position and results of operations of the Company for the years ended December 31, 1997, 1996 and 1995 should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements. Averages as presented in the following tables are substantially all based upon daily average balances.

    THIS DOCUMENT MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED. FOR A DISCUSSION OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER, PLEASE SEE THE DISCUSSION CONTAINED HEREIN AND IN THE COMPANY'S PUBLICLY AVAILABLE SECURITIES AND EXCHANGE COMMISSION FILINGS AND PRESS RELEASES.

MERGER ACCOUNTING

    The combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A., was completed on April 1, 1996, (the Merger) resulting in UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control (similar to a pooling of interests). Accordingly, all historical financial information has been restated as if the combination had been in effect for all periods presented.

    To facilitate the discussion of the results of operations, the Selected Financial Data table on page F-1 includes certain pro forma earnings disclosures and ratios. These presentations supplement the Consolidated Statements of Income on page F-30 (which are prepared in accordance with generally accepted accounting principles), primarily with respect to the treatment of merger and integration expense. Management believes that it is meaningful to understand the operating results and trends excluding these expenses and, therefore, has included information in this table and in the MD&A which follows, that presents income before merger and integration expense and income taxes and related pro forma ratio and per share calculations.

OVERVIEW

    Net income in 1997 was $411 million, including $4 million (after-tax) of merger and integration related expense. Net income in 1996 was $249 million, including $72 million (after-tax) of merger and integration related expense. Net income applicable to common stock was $380 million, or $6.90 per diluted common share, in 1997 compared with $225 million, or $4.10 per diluted common share, in 1996. Excluding after-tax merger and integration expense, pro forma earnings for 1997 were $415 million, an increase of 29 percent from $321 million a year earlier. Pro forma earnings applicable to common stock were $383 million, or $6.97 per diluted common share, in 1997 compared with $293 million, or $5.33 per diluted common share, in 1996. This increase of 31 percent over the comparable figures for 1996 was due to a 5 percent increase in net interest income, an 11 percent increase in noninterest income, a decrease in the effective income tax rate, and a $40 million reduction in the provision for credit losses, partially offset by a 2 percent increase in noninterest expense (excluding merger and integration expense). Other highlights for 1997 include:

    - Net interest income, on a taxable-equivalent basis, was $1,237 million in 1997, an increase of $62 million, or 5 percent, over 1996 primarily due to a $1.6 billion, or 6 percent, increase in average earning assets, resulting primarily from a $1.2 billion, or 6 percent, increase in average loans and largely funded by an $851 million, or 13 percent, increase in average demand deposits. Partially offsetting the positive impact of the growth in earning assets and demand deposits on net interest income was a 5 basis point decline in the net interest margin to 4.70%. The decline in net interest margin was primarily due to a 14 basis point decrease in the spread between the average yield on earning assets and the average rate paid on interest bearing liabilities.

    - No provision for credit losses was recorded in 1997 compared with $40 million in 1996, reflecting improvement in the quality of the Company's loan portfolio and a reduction in nonaccrual loans.

      Nonperforming assets declined $27 million, or 17 percent, from December 31, 1996 to $130 million at December 31, 1997. Nonperforming assets as a percent of total assets declined to 0.42% at December 31, 1997 compared with 0.54% a year earlier. Total nonaccrual loans were $109 million at December 31, 1997 compared with $128 million at year-end 1996, resulting in a reduction in the ratio of nonaccrual and renegotiated loans to total loans from 0.61% at December 31, 1996 to 0.48% at year-end 1997. The allowance for credit losses was $452 million, or 413% of total nonaccrual loans, at December 31, 1997 compared with $524 million, or 408% of total nonaccrual loans, at December 31, 1996.

    - Noninterest income was $463 million in 1997, an increase of $44 million, or 11 percent, over 1996. Service charges on deposit accounts grew $13 million, or 12 percent, reflecting growth in deposit balances while trust and investment management fees increased $14 million, or 15 percent, on growth in trust accounts and assets under management.

    - Excluding merger and integration expense, noninterest expense was $1,039 million in 1997, an increase of $21 million, or 2 percent, over 1996. This increase was primarily attributable to an increase of $14 million, or 3 percent, in personnel-related expense, a significant portion of which was due to severance payments related to realignment of departments and to higher performance-related incentive compensation, and an increase of $14 million, or 25 percent, in other expenses. These increases were partially offset by a decline of $18 million in net occupancy expense, reflecting a $12 million charge recorded in 1996 related to former banking facilities, as well as merger efficiencies realized in 1997. Excluding the $12 million charge in 1996 and merger and integration expense, noninterest expense increased $33 million over 1996.

    - Total loans at December 31, 1997 were $22.6 billion, an increase of $1.7 billion, or 8 percent, over year-end 1996, primarily from growth in the commercial, financial and industrial loan portfolio.

    - The effective tax rate for 1997 was 37% compared with 40% for 1996. Excluding the $25 million after-tax refund from the State of California Franchise Tax Board (FTB), the effective tax rate in 1997 was 41%. Excluding a $5 million after-tax benefit from the settlement of a unitary tax issue with the FTB, the effective tax rate in 1996 was also 41%.

    - The return on average assets for 1997 increased to 1.39% compared to 0.89% for 1996. Excluding the after-tax effect of merger and integration expense, the pro forma return on average assets was 1.40% for 1997 compared to 1.15% for 1996. The return on average common equity for 1997 was 15.97% compared to 10.27% for 1996. Excluding the after-tax effect of merger and integration expense, the pro forma return on average common equity was 16.12% for 1997 compared to 13.36% for 1996.

    - At December 31, 1997, the Tier 1 risk-based capital ratio was 8.96% and the total risk-based capital ratio was 11.05%, exceeding the minimum regulatory guidelines for bank holding companies of 4% and 8%, respectively. The Tier 1 and total risk-based capital ratios for the Bank at December 31, 1997 exceeded the regulatory guidelines for "well-capitalized" banks. The Company's leverage ratio was 8.53% at December 31, 1997, exceeding the minimum regulatory guideline for bank holding companies.

NET INTEREST INCOME

    The table below shows the major components of net interest income and net interest margin.

                                                                           YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------------------------------
                                                                 1997                                    1996
                                                --------------------------------------  ---------------------------------------

                                                               INTEREST      AVERAGE                   INTEREST      AVERAGE
                                                  AVERAGE       INCOME/      YIELD/       AVERAGE       INCOME/       YIELD/
(DOLLARS IN THOUSANDS)                            BALANCE     EXPENSE(1)     RATE(1)      BALANCE     EXPENSE(1)     RATE(1)
----------------------------------------------  ------------  -----------  -----------  ------------  -----------  ------------
ASSETS
Loans: (2)
  Domestic....................................  $ 20,325,396  $ 1,671,550       8.22%   $ 19,323,118  $ 1,604,430        8.30%
  Foreign(3)..................................     1,375,416       85,148       6.19       1,200,993       73,054        6.08
Securities--taxable(4)........................     2,521,339      158,950       6.30       2,138,282      133,170        6.23
Securities--tax-exempt(4).....................       124,174       12,669      10.20         151,970       15,451       10.17
Interest bearing deposits in banks............       968,966       56,748       5.86         911,575       52,709        5.78
Federal funds sold and securities purchased
  under resale agreements.....................       466,321       26,079       5.59         547,547       30,246        5.52
Trading account assets........................       510,210       27,645       5.42         443,841       24,968        5.63
                                                ------------  -----------               ------------  -----------
    Total earning assets......................    26,291,822    2,038,789       7.75      24,717,326    1,934,028        7.82
                                                              -----------                             -----------
Allowance for credit losses...................      (503,126)                               (544,806)
Cash and due from banks.......................     2,006,038                               1,926,050
Premises and equipment, net...................       411,302                                 425,943
Other assets..................................     1,486,956                               1,375,221
                                                ------------                            ------------
    Total assets..............................  $ 29,692,992                            $ 27,899,734
                                                ------------                            ------------
                                                ------------                            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Domestic deposits:
  Interest bearing............................  $  5,340,661      151,768       2.84    $  5,001,060      135,821        2.72
  Savings and consumer time...................     2,970,370      112,808       3.80       2,837,198      105,350        3.71
  Large time..................................     4,652,293      256,007       5.50       4,095,222      218,959        5.35
Foreign deposits(3)...........................     1,589,303       75,398       4.74       1,504,067       71,437        4.75
                                                ------------  -----------               ------------  -----------
    Total interest bearing deposits...........    14,552,627      595,981       4.10      13,437,547      531,567        3.96
                                                ------------  -----------               ------------  -----------
Federal funds purchased and securities sold
  under repurchase agreements.................     1,097,707       58,544       5.33         933,433       47,095        5.05
Subordinated capital notes....................       354,575       22,850       6.44         458,966       30,104        6.56
Commercial paper..............................     1,637,070       89,912       5.49       1,620,087       87,411        5.40
Other borrowed funds..........................       635,900       34,492       5.42       1,119,051       62,549        5.59
                                                ------------  -----------               ------------  -----------
    Total borrowed funds......................     3,725,252      205,798       5.52       4,131,537      227,159        5.50
                                                ------------  -----------               ------------  -----------
    Total interest bearing liabilities........    18,277,879      801,779       4.39      17,569,084      758,726        4.32
                                                              -----------                             -----------
Demand deposits...............................     7,514,528                               6,663,997
Other liabilities.............................     1,295,728                               1,206,216
                                                ------------                            ------------
    Total liabilities.........................    27,088,135                              25,439,297
SHAREHOLDERS' EQUITY..........................
Parent direct interest in equity of bank
  subsidiary..................................       137,172                                 134,731
Preferred stock...............................        90,247                                 135,000
Common equity.................................     2,377,438                               2,190,706
                                                ------------                            ------------
    Total shareholders' equity................     2,604,857                               2,460,437
                                                ------------                            ------------
    Total liabilities and shareholders'
      equity..................................  $ 29,692,992                            $ 27,899,734
                                                ------------                            ------------
                                                ------------                            ------------
Net interest income/margin (taxable-equivalent
  basis)......................................                  1,237,010       4.70%                   1,175,302        4.75%
Less: taxable-equivalent adjustment...........                      5,328                                   6,724
                                                              -----------                             -----------
    Net interest income.......................                $ 1,231,682                             $ 1,168,578
                                                              -----------                             -----------
                                                              -----------                             -----------


                                                                 1995
                                                ---------------------------------------
                                                               INTEREST      AVERAGE
                                                  AVERAGE       INCOME/       YIELD/
(DOLLARS IN THOUSANDS)                            BALANCE     EXPENSE(1)     RATE(1)
----------------------------------------------  ------------  -----------  ------------
ASSETS
Loans: (2)
  Domestic....................................  $ 17,783,993  $ 1,540,694        8.66%
  Foreign(3)..................................     1,190,547       76,723        6.44
Securities--taxable(4)........................     2,055,504      120,210        5.85
Securities--tax-exempt(4).....................       185,934       18,984       10.21
Interest bearing deposits in banks............       930,999       58,201        6.25
Federal funds sold and securities purchased
  under resale agreements.....................       368,684       22,247        6.03
Trading account assets........................       333,468       20,578        6.17
                                                ------------  -----------
    Total earning assets......................    22,849,129    1,857,637        8.13
                                                              -----------
Allowance for credit losses...................      (573,648)
Cash and due from banks.......................     1,617,715
Premises and equipment, net...................       411,794
Other assets..................................     1,259,853
                                                ------------
    Total assets..............................  $ 25,564,843
                                                ------------
                                                ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Domestic deposits:
  Interest bearing............................  $  4,955,750      129,860        2.62
  Savings and consumer time...................     2,738,588       99,215        3.62
  Large time..................................     2,474,685      128,974        5.21
Foreign deposits(3)...........................     1,806,820       96,109        5.32
                                                ------------  -----------
    Total interest bearing deposits...........    11,975,843      454,158        3.79
                                                ------------  -----------
Federal funds purchased and securities sold
  under repurchase agreements.................     1,384,762       78,908        5.70
Subordinated capital notes....................       615,868       42,538        6.91
Commercial paper..............................     1,448,739       86,695        5.98
Other borrowed funds..........................       731,759       42,561        5.82
                                                ------------  -----------
    Total borrowed funds......................     4,181,128      250,702        6.00
                                                ------------  -----------
    Total interest bearing liabilities........    16,156,971      704,860        4.36
                                                              -----------
Demand deposits...............................     5,994,129
Other liabilities.............................     1,081,267
                                                ------------
    Total liabilities.........................    23,232,367
SHAREHOLDERS' EQUITY..........................
Parent direct interest in equity of bank
  subsidiary..................................       150,001
Preferred stock...............................       135,000
Common equity.................................     2,047,475
                                                ------------
    Total shareholders' equity................     2,332,476
                                                ------------
    Total liabilities and shareholders'
      equity..................................  $ 25,564,843
                                                ------------
                                                ------------
Net interest income/margin (taxable-equivalent
  basis)......................................                  1,152,777        5.05%
Less: taxable-equivalent adjustment...........                     10,444
                                                              -----------
    Net interest income.......................                $ 1,142,333
                                                              -----------
                                                              -----------

---------------
(1) Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Average balances on loans outstanding include all nonperforming and renegotiated loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(3) Foreign loans and deposits are those loans and deposits originated in foreign branches.

(4) Yields on securities available for sale were based on fair value. The difference between these yields and those based on amortized cost was not significant.

    Net interest income is interest earned on loans and investments less interest expense on deposit accounts and borrowings. Primary factors affecting the level of net interest income include the margin between the yield earned on interest earning assets and the rate paid on interest bearing liabilities, as well as the volume and composition of average interest earning assets and average interest bearing liabilities.

    Excluding the provision for credit losses, net interest income on a taxable-equivalent basis was $1,237 million in 1997, compared with $1,175 million in 1996. The increase of $62 million, or 5 percent, was primarily attributable to a $1.6 billion, or 6 percent, increase in average earning assets largely funded by an $851 million, or 13 percent, increase in average demand deposits. Partially offsetting the positive impact of the growth in earning assets and demand deposits on net interest income was a 5 basis point decline in the net interest margin to 4.70%, primarily as a result of both a 14 basis point increase in the cost of interest bearing deposits due to a 25 basis point increase in the Federal Funds rate in March 1997, and a decrease in the average yield on domestic loans and trading account assets of 8 and 21 basis points, respectively.

    Average earning assets were $26.3 billion in 1997 compared with $24.7 billion in 1996. This growth was primarily attributable to a $1.2 billion, or 6 percent, increase in average loans and a $355 million, or 16 percent, increase in average securities. Average commercial, financial and industrial loans, which increased $581 million, and average commercial mortgage loans, which increased $437 million, contributed most of the loan growth. See "Loans" at F-11 for additional commentary on loan portfolio growth. The increase in primarily fixed rate securities reflected interest rate risk management actions to reduce the Company's exposure to declines in interest rates, and, secondarily, to increase liquidity.

    The $1.6 billion, or 6 percent, increase in average earning assets over 1996 was primarily funded by increases in average demand deposits and average interest bearing core deposits. Increases in these categories were: demand deposits $851 million, or 13 percent; interest bearing domestic deposits $340 million, or 7 percent; and savings and consumer time deposits $133 million, or 5 percent. The increase in demand deposits in 1997 was partially due to an influx of new customer relationships, arising from the recent merger and acquisition activities of other financial institutions in the California market during the year.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

    The following table shows the changes in the components of net interest income on a taxable-equivalent basis. The changes in net interest income between periods have been reflected as attributable either to volume or rate changes. For purposes of this table, changes which are not solely due to volume or rate changes are allocated to rate.

                                                                   YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                                     1997 VERSUS 1996                   1996 VERSUS 1995
                                             --------------------------------  ----------------------------------

                                                INCREASE (DECREASE) DUE TO     INCREASE (DECREASE) DUE TO CHANGE
                                                        CHANGE IN                              IN
                                             --------------------------------  ----------------------------------
                                              AVERAGE     AVERAGE      NET      AVERAGE     AVERAGE
(DOLLARS IN THOUSANDS)                         VOLUME      RATE      CHANGE      VOLUME       RATE     NET CHANGE
-------------------------------------------  ----------  ---------  ---------  ----------  ----------  ----------
CHANGES IN INTEREST INCOME:
Loans:
  Domestic.................................  $   83,189  $ (16,069) $  67,120  $  133,288  $  (69,552) $   63,736
  Foreign(1)...............................      10,605      1,489     12,094         682      (4,351)     (3,669)
Securities--taxable........................      23,856      1,924     25,780       4,843       8,117      12,960
Securities--tax-exempt                           (2,826)        44     (2,782)     (3,427)       (106)     (3,533)
Interest bearing deposits in banks.........       3,317        722      4,039      (1,214)     (4,278)     (5,492)
Federal funds sold and securities purchased
 under resale agreements...................      (4,484)       317     (4,167)     10,785      (2,786)      7,999
Trading account assets.....................       3,737     (1,060)     2,677       6,810      (2,420)      4,390
                                             ----------  ---------  ---------  ----------  ----------  ----------
    Total earning assets...................     117,394    (12,633)   104,761     151,767     (75,376)     76,391
                                             ----------  ---------  ---------  ----------  ----------  ----------
CHANGES IN INTEREST EXPENSE:
Domestic deposits:
  Interest bearing.........................       9,237      6,710     15,947       1,187       4,774       5,961
  Savings and consumer time................       4,941      2,517      7,458       3,572       2,563       6,135
  Large time...............................      29,803      7,245     37,048      84,458       5,527      89,985
Foreign deposits(1)........................       4,049        (88)     3,961     (16,104)     (8,568)    (24,672)
                                             ----------  ---------  ---------  ----------  ----------  ----------
    Total interest bearing deposits........      48,030     16,384     64,414      73,113       4,296      77,409
                                             ----------  ---------  ---------  ----------  ----------  ----------
Federal funds purchased and securities sold
 under repurchase agreements...............       8,296      3,153     11,449     (25,718)     (6,095)    (31,813)
Subordinated capital notes.................      (6,848)      (406)    (7,254)    (10,837)     (1,597)    (12,434)
Commercial paper...........................         916      1,585      2,501      10,254      (9,538)        716
Other borrowed funds.......................     (27,006)    (1,051)   (28,057)     22,526      (2,538)     19,988
                                             ----------  ---------  ---------  ----------  ----------  ----------
    Total borrowed funds...................     (24,642)     3,281    (21,361)     (3,775)    (19,768)    (23,543)
                                             ----------  ---------  ---------  ----------  ----------  ----------
    Total interest bearing liabilities.....      23,388     19,665     43,053      69,338     (15,472)     53,866
                                             ----------  ---------  ---------  ----------  ----------  ----------
    Changes in net interest income.........  $   94,006  $ (32,298) $  61,708  $   82,429  $  (59,904) $   22,525
                                             ----------  ---------  ---------  ----------  ----------  ----------
                                             ----------  ---------  ---------  ----------  ----------  ----------

-------------
(1) Foreign loans and deposits are those loans and deposits originated in foreign branches.

    Interest income on a taxable-equivalent basis increased $105 million in 1997, primarily due to growth in interest income from domestic loans and securities, which reflected higher average balances outstanding, partially offset by a lower average yield primarily on domestic loans.

    Interest expense increased $43 million in 1997 due to higher interest expense on interest bearing deposits, primarily reflecting higher average deposit balances and higher average rates. Interest expense on borrowed funds declined $21 million in 1997, reflecting lower volumes, offset by a 2 basis point increase in the average rate paid.

NONINTEREST INCOME

                                                                                       INCREASE (DECREASE)
                                                                          ----------------------------------------------
                                                                                     YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------------

                                           YEARS ENDED DECEMBER 31,          1997 VERSUS 1996        1996 VERSUS 1995
                                      ----------------------------------  ----------------------  ----------------------
(DOLLARS IN THOUSANDS)                   1997        1996        1995      AMOUNT      PERCENT     AMOUNT      PERCENT
------------------------------------  ----------  ----------  ----------  ---------  -----------  ---------  -----------
Service charges on deposit
 accounts...........................  $  114,647  $  101,975  $   95,177  $  12,672          12%  $   6,798           7%
Trust and investment management
 fees...............................     107,527      93,479      87,743     14,048          15       5,736           7
International commissions and
  fees..............................      66,122      66,108      68,621         14      --          (2,513)         (4)
Credit card merchant fees...........      57,128      49,778      45,767      7,350          15       4,011           9
Merchant banking fees...............      24,924      23,929      24,483        995           4        (554)         (2)
Foreign exchange trading gains,
 net................................      16,268      13,255      19,043      3,013          23      (5,788)        (30)
Brokerage commissions and fees......      15,569      12,932       9,270      2,637          20       3,662          40
Securities gains (losses), net......       2,711       4,502        (702)    (1,791)        (40)      5,204          nm
Other...............................      58,105      52,718      45,917      5,387          10       6,801          15
                                      ----------  ----------  ----------  ---------               ---------
    Total noninterest
      income........................  $  463,001  $  418,676  $  395,319  $  44,325          11%  $  23,357           6%
                                      ----------  ----------  ----------  ---------               ---------
                                      ----------  ----------  ----------  ---------               ---------

------------
nm = not meaningful

    Noninterest income in 1997 was $463 million, an increase of $44 million, or 11 percent, over 1996. This included a $13 million increase in revenue from service charges on deposit accounts, a $14 million increase in trust and investment management fees, a $7 million increase in credit card merchant fees, a $3 million increase in foreign exchange trading gains, net, a $3 million increase in brokerage commissions and fees, and a $5 million increase in other noninterest income, partially offset by a $2 million decrease in securities gains, net.

    Revenue from service charges on deposit accounts was $115 million in 1997, an increase of 12 percent over 1996. The increase was primarily attributable to an increase in the volume of non-credit services provided.

    Trust and investment management fees were $108 million in 1997, 15 percent higher than in 1996, primarily due to an increase in assets under management, which resulted in higher mutual fund management fees and personal trust fees.

    Credit card merchant fees were $57 million in 1997, an increase of 15 percent over 1996. The increase was primarily due to an increase in the volume of credit card drafts deposited by merchants.

    Foreign exchange trading gains, net increased $3 million, or 23 percent, in 1997, primarily due to more volatility in the foreign exchange markets in 1997.

    Brokerage commissions and fees were $16 million in 1997, an increase of 20 percent over 1996. The increase was primarily attributable to brokerage commissions on non-proprietary mutual fund sales.

    Other noninterest income in 1997 was $5 million, or 10 percent, higher than in 1996. Included in other noninterest income in 1997 was an $8 million gain related to a real estate joint venture, compared with gains of $2 million related to a real estate joint venture and $2 million related to a non-recurring insurance refund recognized in 1996.

NONINTEREST EXPENSE

                                                                                      INCREASE (DECREASE)
                                                                         ----------------------------------------------
                                                                                    YEARS ENDED DECEMBER 31,
                                                                         ----------------------------------------------

                                         YEARS ENDED DECEMBER 31,              1997/1996               1996/1995
                                    -----------------------------------  ----------------------  ----------------------
(DOLLARS IN THOUSANDS)                 1997         1996        1995      AMOUNT      PERCENT     AMOUNT      PERCENT
----------------------------------  -----------  -----------  ---------  ---------  -----------  ---------  -----------
Salaries and other compensation...  $   461,915  $   448,793  $ 432,581  $  13,122           3%  $  16,212           4%
Employee benefits.................      109,729      108,454    104,090      1,275           1       4,364           4
                                    -----------  -----------  ---------  ---------               ---------
  Personnel-related expense.......      571,644      557,247    536,671     14,397           3      20,576           4
Net occupancy.....................       85,630      103,335     92,863    (17,705)        (17)     10,472          11
Equipment.........................       56,137       55,942     55,056        195      --             886           2
Communications....................       42,372       40,133     35,806      2,239           6       4,327          12
Credit card processing............       42,274       37,091     31,288      5,183          14       5,803          19
Advertising and public relations..       28,664       28,788     20,911       (124)     --           7,877          38
Professional services.............       28,075       24,342     26,197      3,733          15      (1,855)         (7)
Data processing...................       25,973       22,140     18,557      3,833          17       3,583          19
Printing and office supplies......       24,098       27,085     22,626     (2,987)        (11)      4,459          20
Software..........................       16,562       15,895     13,839        667           4       2,056          15
Travel............................       15,763       14,936     12,183        827           6       2,753          23
Intangible asset amortization.....       13,352       13,335     13,353         17      --             (18)     --
Armored car.......................       12,209       13,296     13,792     (1,087)         (8)       (496)         (4)
Regulatory authority assessments..        5,778        4,048     23,431      1,730          43     (19,383)        (83)
Foreclosed asset expense
 (income).........................       (1,268)       2,889     (3,213)    (4,157)         nm       6,102          nm
Other.............................       71,365       56,938     64,741     14,427          25      (7,803)        (12)
                                    -----------  -----------  ---------  ---------               ---------
  Noninterest expense, excluding
    merger and integration
    expense.......................    1,038,628    1,017,440    978,101     21,188           2      39,339           4
Merger and integration expense....        6,037      117,464     --       (111,427)        (95)    117,464          nm
                                    -----------  -----------  ---------  ---------               ---------
    Total noninterest expense.....  $ 1,044,665  $ 1,134,904  $ 978,101  $ (90,239)         (8)% $ 156,803          16%
                                    -----------  -----------  ---------  ---------               ---------
                                    -----------  -----------  ---------  ---------               ---------

------------
nm = not meaningful

    Noninterest expense, excluding merger and integration expense, was $1,039 million in 1997, an increase of $21 million, or 2 percent, over 1996. This included a $14 million increase in personnel-related expense, a $5 million increase in credit card processing expense, a $4 million increase in data processing expense, and a $14 million increase in other noninterest expense, partially offset by an $18 million decrease in net occupancy expense and a $4 million decrease in foreclosed asset expense.

    Personnel-related expense was $572 million in 1997, an increase of $14 million, or 3 percent, compared to 1996. This increase was primarily due to the increase in salaries and other compensation expense, a significant portion of which was due to severance payments related to realignment of departments and to higher performance-related incentive compensation.

    Credit card processing expense was $42 million in 1997, an increase of $5 million, or 14 percent, over 1996 due to higher merchant volumes.

    Data processing expense was $26 million in 1997, an increase of $4 million, or 17 percent, over 1996 due to increased activity in data processing systems supporting the growth in deposits.

    Other noninterest expense increased $14 million in 1997. Of the total increase, $7.5 million reflected additional expenses incurred to support higher deposit volumes.

    Net occupancy expense was $86 million in 1997, $18 million, or 17 percent, lower than the previous year. The decrease in net occupancy expense was primarily due to a $12 million charge related to former banking facilities in 1996. Excluding this charge, net occupancy expense in 1997 declined 6 percent due to merger-related efficiencies realized in 1997.

    Foreclosed asset expense decreased $4 million in 1997. The decrease was primarily due to lower writedowns and maintenance and selling expenses, reflecting a 28 percent reduction in the portfolio of foreclosed assets.

YEAR 2000

    The Year 2000 issue is a computer programming situation that may affect many electronic data processing systems. In order to minimize the length of data fields, most computer programs eliminated the first two digits in the year date field. This problem could affect date-sensitive calculations that treat "00" as the year 1900, rather than 2000. Secondly, years that end in "00" are not leap years, except for the anomaly in the year 2000. This anomaly could result in miscalculations when processing critical date-sensitive information after December 31, 1999.

    The Company has prepared a project plan, identified all the major application and processing systems, and sought external and internal resources to replace and test the systems. Purchased software and systems supported by external parties will be tested as part of the formal project plan. In addition, customers and vendors who have significant relationships with the Company will be evaluated to determine whether they are preparing for the Year 2000. The failure of those customers to adequately prepare will be incorporated into the credit review process. However, there can be no guarantee that the systems of vendors or customers with which the Company does business will be completed on a timely basis. The Company plans to complete the Year 2000 project well in advance of December 31, 1999. Of the estimated total project cost of $40 million, the remaining amount to be incurred for the Year 2000 project is $39 million and will be funded by normal operating cash and staffed by external resources as well as internal staff redeployed from less time-sensitive assignments. Approximately $10 million of the remaining cost is attributable to the purchase of new hardware and software, which will be capitalized and expensed over the useful lives of those assets. The remaining $29 million, which will be expensed as incurred over the next two years, is not expected to have a material effect on the results of operations, liquidity or capital resources. During 1997, the Company incurred and expensed approximately $1 million related to its assessment of the Year 2000 issue and its preliminary efforts in implementing the Year 2000 project plan. As with all financial institutions, there is a high degree of reliance being placed on the systems of other institutions to properly settle transactions. Their inability to process transactions properly or the Company's inability to complete its plan on time could have a material adverse effect on the Company.

    The cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ.

MERGER AND INTEGRATION EXPENSE

    Merger and integration expense of $124 million in total was recorded in 1997 and 1996 to cover $38 million of personnel expense for severance, retention and other employee related costs, $54 million for facilities expense related to redundant banking facilities and $32 million in professional services and other expense as a result of the Merger.

    The following table presents merger and integration expense provisions in 1997 and 1996, the cash and noncash utilization of those expense provisions during the periods, and the resulting liability balances as of December 31, 1997 and 1996.

                                                                                             YEARS ENDED DECEMBER
                                                                                                      31,
                                                                                             ---------------------
(DOLLARS IN THOUSANDS)                                                                         1997        1996
-------------------------------------------------------------------------------------------  ---------  ----------
Balance, accrued merger and integration expense, beginning of period.......................  $  54,344  $   --
Provision for merger and integration costs.................................................      6,037     117,464
Utilization for the period:
  Cash.....................................................................................     35,809      40,155
  Noncash..................................................................................      1,642      22,965
                                                                                             ---------  ----------
    Total utilization......................................................................     37,451      63,120
                                                                                             ---------  ----------
Balance, accrued merger and integration expense, end of period.............................  $  22,930  $   54,344
                                                                                             ---------  ----------
                                                                                             ---------  ----------

    At December 31, 1997, the liability balance included amounts primarily for severance payments that are being paid on a periodic basis and for lease payments that are continuing over the expected term of the leases.

INCOME TAX EXPENSE

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
(DOLLARS IN THOUSANDS)                                                            1997        1996        1995
-----------------------------------------------------------------------------  ----------  ----------  ----------
Income before income taxes...................................................  $  650,018  $  412,350  $  506,301
Income tax expense...........................................................     238,722     162,892     193,359
Effective tax rate...........................................................          37%         40%         38%

    The Company's effective tax rate in 1997 was 37% compared with 40% in 1996. The lower 1997 effective tax rate was the result of an after-tax refund from the FTB of approximately $25 million to settle litigation, administration, and audit disputes covering the years 1975-1987. Excluding the FTB refund, the effective tax rate for 1997 was 41%. Excluding a $5 million after-tax benefit recognized in 1996 from a settlement with the FTB for 1985 and 1986, the effective tax rate in 1996 was also 41%.

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

LOANS

    The following table shows loans outstanding at year-end by loan type. Loans outstanding by loan type as a percentage of total loans is shown for 1997 through 1993.

                                                                         DECEMBER 31,
                           ---------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)               1997                    1996                    1995                    1994             1993
-------------------------  ----------------------  ----------------------  ----------------------  ----------------------  ---------
Domestic:
  Commercial, financial
    and industrial.......  $  10,747         48%   $   9,492         45%   $   9,680         48%   $   8,547         47%   $   8,136
  Construction...........        293          1          358          2          370          2          464          3          877
  Mortgage:
    Residential..........      2,961         13        2,961         14        2,642         13        2,253         12        1,964
    Commercial...........      2,952         13        2,598         13        2,143         11        1,778         10        2,088
                           ---------        ---    ---------        ---    ---------        ---    ---------        ---    ---------
      Total mortgage.....      5,913         26        5,559         27        4,785         24        4,031         22        4,052
  Consumer:
    Installment..........      2,091          9        2,063         10        1,812          9        1,644          9        1,351
    Home equity..........        993          5        1,113          5        1,222          6        1,222          7        1,302
    Credit card and other
      lines of credit....        270          1          303          1          309          1          219          1          207
                           ---------        ---    ---------        ---    ---------        ---    ---------        ---    ---------
      Total consumer.....      3,354         15        3,479         16        3,343         16        3,085         17        2,860
  Lease financing........        875          4          800          4          845          4          829          5          831
                           ---------        ---    ---------        ---    ---------        ---    ---------        ---    ---------
      Total loans in
        domestic
        offices..........     21,182         94       19,688         94       19,023         94       16,956         94       16,756
Loans originated in
 foreign branches........      1,399          6        1,210          6        1,203          6        1,110          6        1,004
                           ---------        ---    ---------        ---    ---------        ---    ---------        ---    ---------
      Total loans........  $  22,581        100%   $  20,898        100%   $  20,226        100%   $  18,066        100%   $  17,760
                           ---------        ---    ---------        ---    ---------        ---    ---------        ---    ---------
                           ---------        ---    ---------        ---    ---------        ---    ---------        ---    ---------


(DOLLARS IN MILLIONS)
-------------------------
Domestic:
  Commercial, financial
    and industrial.......         46%
  Construction...........          5
  Mortgage:
    Residential..........         11
    Commercial...........         12
                                 ---
      Total mortgage.....         23
  Consumer:
    Installment..........          8
    Home equity..........          7
    Credit card and other
      lines of credit....          1
                                 ---
      Total consumer.....         16
  Lease financing........          4
                                 ---
      Total loans in
        domestic
        offices..........         94
Loans originated in
 foreign branches........          6
                                 ---
      Total loans........        100%
                                 ---
                                 ---

    The Company's lending activities are predominantly domestic, with such loans comprising approximately 94 percent of the portfolio at December 31, 1997. Total loans at December 31, 1997 were $22.6 billion, an increase of $1,683 million, or 8 percent, from one year earlier. The increase was primarily attributable to growth in the commercial, financial and industrial loan portfolio, which increased $1,255 million from 1996, and to growth in the commercial mortgage loan portfolio, which increased $354 million.

COMMERCIAL, FINANCIAL AND INDUSTRIAL LOANS

    Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are extended principally to major corporations, middle market businesses, and small businesses, with no industry concentration exceeding ten percent of total commercial, financial and industrial loans.

    The Company's commercial market lending originates primarily through its banking office network. These offices, which rely extensively on relationship oriented banking, provide many services including cash management services, lines of credit, accounts receivable and inventory financing. Separately, the Company originates or participates in a wide variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer's specific industry. Presently, the Company is active in the communications and media, energy related services, retailing and financial services industries.

    At December 31, 1997, the commercial, financial and industrial loan portfolio was $10,747 million, or 48 percent, of the total loan portfolio. The increase of $1,255 million, or 13 percent, from the previous year-end was primarily attributable to loans extended to large corporations in industries where the Bank has specialized lending expertise.

CONSTRUCTION AND COMMERCIAL MORTGAGE LOANS

    The Company engages in nonresidential real estate lending which includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to residential builders and to commercial property developers.

    At December 31, 1997, construction loans were $293 million, $65 million lower than at the end of the previous year. Commercial mortgage loans were $2,952 million, an increase of $354 million, or 14 percent, from a year earlier. This increase was primarily attributable to a strong recovery in the California real estate market reflecting the continuing improvement in the West Coast economy, particularly in the real estate sector.

RESIDENTIAL MORTGAGE LOANS

    The Company originates residential loans through its branch network in California, Oregon, and Washington, and periodically purchases loans in its market area.

    At December 31, 1997, residential loans were $2,961 million, unchanged from the prior year.

CONSUMER LOANS

    Through its branch network, the Company originates consumer loans, such as vehicle-secured installment loans, home equity lines where advances are generally secured by second deeds of trust on residential real estate, and credit card loans.

    At December 31, 1997, consumer loans were $3,354 million, or 15 percent of total loans, compared with $3,479 million, or 16 percent of total loans, at year-end 1996.

LEASE FINANCING

    The Company enters into direct financing and leveraged leases through an agreement with a subsidiary of BTM. In addition, the Company originates auto leases.

    At December 31, 1997, lease financing outstandings were $875 million, an increase of $75 million from the end of 1996.

LOANS ORIGINATED IN FOREIGN BRANCHES

    The Company's loans originated in foreign branches consist primarily of short-term credit extensions to financial institutions located primarily in Asia and short-term commercial and industrial loans to major Japanese, Korean, and Taiwanese corporations.

    At December 31, 1997, loans originated in foreign branches totaled $1,399 million, or 6 percent of the total loan portfolio, compared with $1,210 million, or 6 percent of total loans, at December 31, 1996.

CROSS-BORDER OUTSTANDINGS

    The Company's cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth the Company's cross-border outstandings as of December 31, 1997, 1996 and 1995 for each country where such outstandings exceeded one percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading securities, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. The Corporation does not have significant local currency outstandings to the individual countries listed in the following table that are not hedged or are not funded by local currency borrowings.

                                                                               PUBLIC     CORPORATIONS
                                                                 FINANCIAL     SECTOR      AND OTHER       TOTAL
(DOLLARS IN MILLIONS)                                           INSTITUTIONS  ENTITIES     BORROWERS    OUTSTANDINGS
--------------------------------------------------------------  -----------  -----------  ------------  ------------
December 31, 1997
Japan.........................................................   $     401    $  --        $      438    $      839
Korea.........................................................         561           10           257           828
Thailand......................................................         320       --            --               320
December 31, 1996
Japan.........................................................       1,373       --               452         1,825
Korea.........................................................         574            8           330           912
December 31, 1995
Japan.........................................................       1,111       --               567         1,678
Korea.........................................................         641       --               269           910

    The economic condition and the ability of some countries, to which the Company has cross-border exposure, to manage their external debt obligations have been impacted by the Asian economic crisis beginning in the second half of 1997. The events leading to the crisis included currency devaluations, business failures, principally caused by excessive debt levels and overcapacity, and some loss of confidence in the banking system in the affected countries, resulting mainly from past lending practices and the associated impact of internal and external economic conditions. The crisis resulted in a substantial erosion of international confidence, rapid declines in stock market valuations, steep increases in interest rates and further pressure on the debt structures of the corporate and financial market participants. International Monetary Fund programs have been established or are in the process of being established which, in co-operation with steps being taken by the local governments and other global institutions, are designed to restore confidence. The success of these programs is still being evaluated.

    The Company is managing its exposures in these and other impacted countries very cautiously with a view to minimizing risk and supporting its long term and viable customer relationships. High risk situations are being identified and reduced where possible, and additional reserves against potential credit losses have been identified and allocated, as determined by management at year end. None of the Company's cross-border exposure has been subject to the recently announced debt restructuring program with South Korea.

    Although management cannot predict the ultimate impact of the crisis on the Company's financial position and results of operations since much depends on the effect of the stabilizing activities already under way, management believes that the continuation of internal supervision, monitoring and portfolio risk management practices will be effective in minimizing the impact over and above that already identified. Increases in non-accrual loans, together with some related increases in charge-off activity, may occur as events unfold.

    Management, in accordance with its established risk management practices, will also continue to review the impact of the crisis on the stability of other countries and the potential impact on domestic business activities, particularly in our core West Coast markets.

ALLOWANCE FOR CREDIT LOSSES

    The allowance for credit losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the credit and lease portfolio, including commitments to provide financing. The allowance is increased by the provision for credit losses, which is charged against current period operating results, and is decreased by the amount of net loans charged off during the period. In evaluating the adequacy of the allowance for credit losses, management incorporates such factors as collateral value, portfolio composition and concentration, and trends in local and national economic conditions and the related impact on the financial strength of the Company's borrowers. While the allowance is segmented by broad portfolio categories to analyze its adequacy, the allowance is general in nature and is available for the portfolio in its entirety. Although management believes that the allowance for possible credit losses is adequate, future provisions will be subject to continuing evaluation of inherent risk in the loan portfolio. Based on the process of evaluation described above, the Company has not provided a provision for credit losses for the last four quarters.

    The following table sets forth the allocation of the allowance for credit losses. The percentages reflect the allowance allocated to each respective loan category at period end, as a percentage of the total period end balance of that loan category, as set forth in the "Loans" table at F-11.

                                                                                DECEMBER 31,
                                                     -------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                       1997                   1996                   1995
---------------------------------------------------  ---------------------  ---------------------  ---------------------
Domestic:
  Commercial, financial and industrial.............  $  123,610       1.15% $  166,100       1.75% $  174,146       1.80%
  Construction.....................................       3,221       1.10       5,700       1.59      24,752       6.69
  Mortgage:
    Residential....................................       2,700       0.09       4,000       0.14       5,466       0.21
    Commercial.....................................      60,680       2.06      39,000       1.50      59,931       2.80
                                                     ----------             ----------             ----------
      Total mortgage...............................      63,380       1.07      43,000       0.77      65,397       1.37
  Consumer:
    Installment....................................      11,400       0.55      10,400       0.50      13,200       0.73
    Home equity....................................       3,600       0.36       4,900       0.44       5,532       0.45
    Credit card and other lines of credit..........      30,500      11.30      34,000      11.22      32,799      10.61
                                                     ----------             ----------             ----------
      Total consumer...............................      45,500       1.36      49,300       1.42      51,531       1.54
  Lease financing..................................       4,862       0.56       5,300       0.66       1,300       0.15
                                                     ----------             ----------             ----------
      Total domestic allowance.....................     240,573       1.14     269,400       1.37     317,126       1.67
Foreign allowance..................................      39,313       2.81       9,394       0.78      13,968       1.16
Unallocated........................................     171,806                245,152                224,055
                                                     ----------             ----------             ----------
      Total allowance for credit losses............  $  451,692       2.00% $  523,946       2.51% $  555,149       2.74%
                                                     ----------             ----------             ----------
                                                     ----------             ----------             ----------

                                                                                          DECEMBER 31,
                                                                          --------------------------------------------
(DOLLARS IN THOUSANDS)                                                            1994                   1993
------------------------------------------------------------------------  ---------------------  ---------------------
Domestic:
  Commercial, financial and industrial..................................  $  146,784       1.72% $  205,398       2.52%
  Construction..........................................................      69,787      15.04     106,398      12.13
  Mortgage:
    Residential.........................................................      23,581       1.05      31,409       1.60
    Commercial..........................................................      70,130       3.94     139,303       6.67
                                                                          ----------             ----------
      Total mortgage....................................................      93,711       2.32     170,712       4.21
  Consumer:
    Installment.........................................................      12,500       0.76      13,100       0.97
    Home equity.........................................................       7,143       0.58       6,062       0.47
    Credit card and other lines of credit...............................      17,101       7.81      15,171       7.33
                                                                          ----------             ----------
      Total consumer....................................................      36,744       1.19      34,333       1.20
  Lease financing.......................................................      10,000       1.21      12,500       1.50
                                                                          ----------             ----------
      Total domestic allowance..........................................     357,026       2.11     529,341       3.16
Foreign allowance.......................................................      15,330       1.38      14,293       1.42
Unallocated.............................................................     190,786                148,950
                                                                          ----------             ----------
      Total allowance for credit losses.................................  $  563,142       3.12% $  692,584       3.90%
                                                                          ----------             ----------
                                                                          ----------             ----------

    At December 31, 1997, the Company reallocated a portion of the allowance for credit losses to foreign exposures which include off-balance sheet instruments. The increase to $39 million at December 31, 1997 from $9 million at December 31, 1996 was primarily precautionary in nature, in light of the recent volatility in the Asian financial markets. As is the case with the allowance in general, amounts may be reallocated as circumstances change.

    The following table sets forth a reconciliation of changes in the Company's allowance for credit losses.

                                                                          YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------------
(DOLLARS IN THOUSANDS)                                      1997        1996        1995        1994        1993
-------------------------------------------------------  ----------  ----------  ----------  ----------  ----------
Balance, beginning of year.............................  $  523,946  $  555,149  $  563,142  $  692,584  $  790,479
Loans charged off:
    Commercial, financial and industrial...............      58,664      42,134      47,524     105,774      99,280
    Construction.......................................         120       3,249       9,401      32,151      58,835
    Mortgage...........................................       5,058      13,483      29,330     100,613     113,791
    Consumer...........................................      55,336      56,361      44,627      31,806      39,576
    Lease financing....................................       3,601       2,623       2,422       2,940      11,432
    Foreign(1).........................................      --           1,250         295         533         201
                                                         ----------  ----------  ----------  ----------  ----------
      Total loans charged off..........................     122,779     119,100     133,599     273,817     323,115
Recoveries of loans previously charged off:
    Commercial, financial and industrial...............      23,371      22,341      39,178      39,177      41,552
    Construction.......................................       9,054         132       3,195       5,868       2,955
    Mortgage...........................................       3,292      12,277      18,500      16,228       6,201
    Consumer...........................................      14,946      12,906      10,924       8,915       8,872
    Lease financing....................................         351         368         311         435       3,353
    Foreign(1).........................................      --          --             295         627      11,229
                                                         ----------  ----------  ----------  ----------  ----------
      Total recoveries of loans previously charged
        off............................................      51,014      48,024      72,403      71,250      74,162
                                                         ----------  ----------  ----------  ----------  ----------
        Net loans charged off..........................      71,765      71,076      61,196     202,567     248,953
Provision for credit losses............................      --          40,000      53,250      73,000     151,000
Foreign translation adjustment and other net additions
 (deductions)..........................................       (489)       (127)        (47)         125          58
                                                         ----------  ----------  ----------  ----------  ----------
Balance, end of year...................................  $  451,692  $  523,946  $  555,149  $  563,142  $  692,584
                                                         ----------  ----------  ----------  ----------  ----------
                                                         ----------  ----------  ----------  ----------  ----------
Allowance for credit losses to total loans.............        2.00%       2.51%       2.74%       3.12%       3.90%
Provision for credit losses to net loans
 charged off...........................................      --           56.28       87.02       36.04       60.65
Recoveries of loans to loans charged off in the
 previous year.........................................       42.83       35.95       26.44       22.05       24.38
Net loans charged off to average loans outstanding.....        0.33        0.35        0.32        1.15        1.37
Allowance for credit losses to nonaccrual loans........      413.12      408.48      266.56      161.08       84.82

-----------------

(1)  Foreign loans are those loans originated in foreign branches.

    At December 31, 1997, the Company's allowance for credit losses was $452 million, or 2.00% of the total loan portfolio, and 413% of total nonaccrual loans. This compares with an allowance for credit losses of $524 million, or 2.51% of the total loan portfolio, and 408% of total nonaccrual loans at December 31, 1996. At year-end 1997, the unallocated portion of the allowance for credit losses was $172 million compared with $245 million at the end of 1996.

    During 1997, the Company recorded no provision for credit losses, a decrease of $40 million from 1996. The decline in the provision for credit losses reflected the improvement in the quality of the Company's loan portfolio, including a 15 percent reduction in nonaccrual loans.

    During 1997, the Company had net loans charged off of $72 million compared to net loans charged off of $71 million in 1996. Recoveries of loans previously charged off increased by $3 million, and the percentage of current year recoveries to loans charged off in the previous year increased from 35.95% in 1996 to 42.83% in 1997. Loans charged off in 1997 increased by $4 million primarily due to a $17 million increase in commercial, financial and industrial loans charged off, partially offset by a $8 million decrease in mortgage loans charged off.

NONPERFORMING ASSETS

    Nonperforming assets consist of nonaccrual loans, renegotiated loans, and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to the Company's Consolidated Financial Statements.

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

    The following table sets forth an analysis of nonperforming assets.

                                                                             DECEMBER 31,
                                                     ------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                  1997        1996        1995        1994         1993
---------------------------------------------------  ----------  ----------  ----------  ----------  ------------
Commercial, financial and industrial...............  $   46,392  $   56,864  $   84,336  $  106,447  $    145,907
Construction.......................................       4,071       7,349      40,026      73,643       231,148
Mortgage:
  Residential......................................         954      11,214      19,220      17,020        61,809
  Commercial.......................................      57,921      52,593      63,836     145,207       367,072
                                                     ----------  ----------  ----------  ----------  ------------
        Total mortgage.............................      58,875      63,807      83,056     162,227       428,881
Other..............................................      --             247         849       7,285         7,288
Foreign(1).........................................      --          --          --          --             3,331
                                                     ----------  ----------  ----------  ----------  ------------
        Total nonaccrual loans.....................     109,338     128,267     208,267     349,602       816,555
Renegotiated loans.................................      --          --           1,612      14,843         4,617
Nonperforming real estate ventures.................      --          --          --          --            23,256
Foreclosed assets..................................      20,471      28,517      36,992      56,782       349,022
                                                     ----------  ----------  ----------  ----------  ------------
        Total nonperforming assets.................  $  129,809  $  156,784  $  246,871  $  421,227  $  1,193,450
                                                     ----------  ----------  ----------  ----------  ------------
                                                     ----------  ----------  ----------  ----------  ------------

Allowance for credit losses........................  $  451,692  $  523,946  $  555,149  $  563,142  $    692,584
                                                     ----------  ----------  ----------  ----------  ------------
                                                     ----------  ----------  ----------  ----------  ------------

Nonaccrual and renegotiated loans to total loans...        0.48%       0.61%       1.04%       2.02%         4.62%
Nonaccrual loans to allowance for credit losses....       24.21       24.48       37.52       62.08        117.90
Nonperforming assets to total loans, real estate
 ventures and foreclosed assets....................        0.57        0.75        1.22        2.32          6.58
Nonperforming assets to total assets...............        0.42        0.54        0.90        1.71          4.97

---------------

(1)  Foreign loans are those loans originated in foreign branches.

    The following table sets forth an analysis of loans contractually past due 90 days or more as to interest or principal, but not included in nonaccrual loans above.

                                                                             DECEMBER 31,
                                                     ------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                  1997        1996        1995        1994         1993
---------------------------------------------------  ----------  ----------  ----------  ----------  ------------
Commercial, financial and industrial...............  $      450  $    4,527  $    3,752  $    3,690  $     12,116
Construction.......................................      --          --           1,063       5,735        10,711
Mortgage:
  Residential......................................      10,170       8,969       8,479       2,123        14,602
  Commercial.......................................       1,660         168       3,592      --            35,071
                                                     ----------  ----------  ----------  ----------  ------------
        Total mortgage.............................      11,830       9,137      12,071       2,123        49,673
Consumer and other.................................       7,712      10,028       8,854       8,573         8,481
                                                     ----------  ----------  ----------  ----------  ------------
        Total loans 90 days or more past due and
          still accruing...........................  $   19,992  $   23,692  $   25,740  $   20,121  $     80,981
                                                     ----------  ----------  ----------  ----------  ------------
                                                     ----------  ----------  ----------  ----------  ------------

    At December 31, 1997, nonaccrual loans totaled $109 million, a decrease of $19 million, or 15 percent, from year-end 1996. The decline was primarily attributable to a $10 million reduction in nonaccrual commercial, financial and industrial loans and a $10 million reduction in nonaccrual residential mortgage loans. Foreclosed assets, primarily other real estate owned, decreased by $8 million due to sales of individual assets.

    Nonaccrual and renegotiated loans as a percentage of total loans were 0.48% at December 31, 1997 compared with 0.61% one year earlier. Nonperforming assets as a percentage of total loans, real estate ventures and foreclosed assets improved to 0.57% at year-end 1997 from 0.75% at December 31, 1996. At December 31, 1997, approximately 58 percent of nonaccrual loans were real estate related.

    Total loans 90 days or more past due and still accruing were $20 million at December 31, 1997 compared with $24 million at December 31, 1996.

    At December 31, 1997, impaired loans were $108 million and the associated impairment allowance was $9 million compared with $114 million and $21 million, respectively, at December 31, 1996.

INTEREST FOREGONE

    Interest foregone during 1997 and 1996 for loans that were on nonaccrual status at December 31, 1997 and 1996 was $6 million and $9 million, respectively. The Company recognized interest income during 1997 and 1996 for loans that were on nonaccrual status at December 31, 1997 and 1996 of $3 million and $5 million, respectively.

SECURITIES

    The following tables summarize the composition of the securities portfolio and the gross unrealized gains and losses within the portfolio.

SECURITIES AVAILABLE FOR SALE

                                                                     DECEMBER 31,
                    --------------------------------------------------------------------------------------------------------------
                                          1997                                              1996
                    ------------------------------------------------  ------------------------------------------------     1995
                                  GROSS        GROSS                                GROSS        GROSS                  ----------
(DOLLARS IN         AMORTIZED   UNREALIZED   UNREALIZED      FAIR     AMORTIZED   UNREALIZED   UNREALIZED      FAIR        FAIR
THOUSANDS)             COST       GAINS        LOSSES       VALUE        COST       GAINS        LOSSES       VALUE       VALUE
------------------  ----------  ----------   ----------   ----------  ----------  ----------   ----------   ----------  ----------
U.S. Treasury.....  $  987,374   $10,793       $  170     $  997,997  $1,137,992   $ 4,993       $1,933     $1,141,052  $  994,492
Other U.S.
 government.......     709,536     6,005           67        715,474     687,717     4,993          779        691,931     364,584
Mortgage-backed
 securities.......     679,692     3,331          265        682,758     193,531       400          274        193,657     448,173
State and
 municipal........      90,937    13,236        --           104,173     101,006    13,749        --           114,755     132,698
Corporate debt
 securities.......       2,698       311            1          3,008      --         --           --            --          --
Equity
 securities.......      28,881     1,596          672         29,805      19,041     2,553        --            21,594      16,539
Foreign
 securities.......       5,132        39        --             5,171       1,136        72        --             1,208       4,065
                    ----------  ----------   ----------   ----------  ----------  ----------   ----------   ----------  ----------
  Total securities
    available for
    sale..........  $2,504,250   $35,311       $1,175     $2,538,386  $2,140,423   $26,760       $2,986     $2,164,197  $1,960,551
                    ----------  ----------   ----------   ----------  ----------  ----------   ----------   ----------  ----------
                    ----------  ----------   ----------   ----------  ----------  ----------   ----------   ----------  ----------

SECURITIES HELD TO MATURITY

                                                                       DECEMBER 31,
                         ---------------------------------------------------------------------------------------------------------
                                              1997                                            1996
                         ----------------------------------------------  ----------------------------------------------    1995
                                       GROSS        GROSS                              GROSS        GROSS                ---------
                         AMORTIZED  UNREALIZED   UNREALIZED     FAIR     AMORTIZED  UNREALIZED   UNREALIZED     FAIR     AMORTIZED
(DOLLARS IN THOUSANDS)     COST        GAINS       LOSSES       VALUE      COST        GAINS       LOSSES       VALUE      COST
-----------------------  ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------  ---------
U.S. Treasury..........  $  40,092   $   1,333    $  --       $  41,425  $  50,109   $   1,735    $  --       $  51,844  $  51,125
Other U.S. government..     99,520       2,568       --         102,088    139,188       4,412       --         143,600    138,816
Mortgage-backed
 securities............     24,477       1,745           14      26,208     41,985       2,019           68      43,936    124,375
State and municipal....     24,686          75        1,367      23,394     36,914         310        2,199      35,025     48,971
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------  ---------
  Total securities held
    to maturity........  $ 188,775   $   5,721    $   1,381   $ 193,115  $ 268,196   $   8,476    $   2,267   $ 274,405  $ 363,287
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------  ---------
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------  ---------

    Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality and liquidity. At December 31, 1997, approximately 98 percent of total securities were investment grade.

    During the quarter ended December 31, 1995, in accordance with guidance issued by the Financial Accounting Standards Board (FASB), the Company reclassified from securities held to maturity to securities available for sale approximately $285 million at amortized cost of U.S. Treasury Notes (fair value $285 million) and $64 million at amortized cost of municipal bonds (fair value $72 million).

ANALYSIS OF SECURITIES PORTFOLIO

    The following tables show the remaining contractual maturities and expected yields of the securities portfolio.

SECURITIES AVAILABLE FOR SALE

                                                                      DECEMBER 31, 1997
                              --------------------------------------------------------------------------------------------------
                                                                           MATURITY
                              --------------------------------------------------------------------------------------------------

                                                          AFTER ONE YEAR          AFTER FIVE YEARS
                                      WITHIN                AND WITHIN               AND WITHIN                  AFTER
                                     ONE YEAR               FIVE YEARS               TEN YEARS                 TEN YEARS
                              ----------------------  ----------------------  ------------------------  ------------------------
(DOLLARS IN THOUSANDS)         AMOUNT     YIELD(4)     AMOUNT     YIELD(4)      AMOUNT      YIELD(4)      AMOUNT      YIELD(4)
----------------------------  ---------  -----------  ---------  -----------  -----------  -----------  -----------  -----------
U.S. Treasury...............  $ 150,048        6.22%  $ 837,326        6.31%   $  --           --    %   $  --           --    %
Other U.S. government.......     99,940        6.49     609,596        6.38       --           --           --           --
Mortgage-backed
 securities(1)..............     53,108        6.82     626,584        6.41       --           --           --           --
State and municipal(2)......     14,944       10.49      26,409        9.90       12,971        11.09       36,613        11.33
Corporate debt securities...     --          --           1,432       17.31        1,266        12.42       --           --
Equity securities(3)........     --          --          --          --           --           --           --           --
Foreign securities..........      3,419       14.30      --          --            1,713         6.29       --           --
                              ---------               ---------               -----------               -----------
    Total securities
      available for sale....  $ 321,459        6.69%  $2,101,347       6.41%   $  15,950        10.68%   $  36,613        11.33%
                              ---------               ---------               -----------               -----------
                              ---------               ---------               -----------               -----------



                                      TOTAL
                                  AMORTIZED COST
                              ----------------------
(DOLLARS IN THOUSANDS)         AMOUNT     YIELD(4)
----------------------------  ---------  -----------
U.S. Treasury...............  $ 987,374        6.30%
Other U.S. government.......    709,536        6.40
Mortgage-backed
 securities(1)..............    679,692        6.44
State and municipal(2)......     90,937       10.74
Corporate debt securities...      2,698       15.02
Equity securities(3)........     28,881      --
Foreign securities..........      5,132       11.63
                              ---------
    Total securities
      available for sale....  $2,504,250       6.48%
                              ---------
                              ---------

SECURITIES HELD TO MATURITY

                                                                      DECEMBER 31, 1997
                              --------------------------------------------------------------------------------------------------
                                                                           MATURITY
                              --------------------------------------------------------------------------------------------------

                                                          AFTER ONE YEAR          AFTER FIVE YEARS
                                      WITHIN                AND WITHIN               AND WITHIN                  AFTER
                                     ONE YEAR               FIVE YEARS               TEN YEARS                 TEN YEARS
                              ----------------------  ----------------------  ------------------------  ------------------------
(DOLLARS IN THOUSANDS)         AMOUNT       YIELD      AMOUNT       YIELD       AMOUNT        YIELD       AMOUNT        YIELD
----------------------------  ---------  -----------  ---------  -----------  -----------  -----------  -----------  -----------
U.S. Treasury...............  $  --              --%  $  40,092        7.56%   $  --               --%   $  --               --%
Other U.S. government.......     10,000        8.00      89,520        7.72       --           --           --           --
Mortgage-backed
 securities(1)..............      3,622        4.88      20,855        9.03       --           --           --           --
State and municipal(2)......      9,077        9.19      --          --            2,596         6.35       13,013         5.77
                              ---------               ---------               -----------               -----------
    Total securities held to
      maturity..............  $  22,699        7.98%  $ 150,467        7.86%   $   2,596         6.35%   $  13,013         5.77%
                              ---------               ---------               -----------               -----------
                              ---------               ---------               -----------               -----------



                                      TOTAL
                                  AMORTIZED COST
                              ----------------------
(DOLLARS IN THOUSANDS)         AMOUNT       YIELD
----------------------------  ---------  -----------
U.S. Treasury...............  $  40,092        7.56%
Other U.S. government.......     99,520        7.75
Mortgage-backed
 securities(1)..............     24,477        8.42
State and municipal(2)......     24,686        7.09
                              ---------
    Total securities held to
      maturity..............  $ 188,775        7.71%
                              ---------
                              ---------

------------

(1) Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations, with or without call or prepayment penalties.

(2) Yields on tax-exempt municipal securities are presented on a taxable-equivalent basis using the current federal statutory rate of 35 percent.

(3) Equity securities do not have a stated maturity and are included in the total column only.

(4)  Yields are based on amortized cost.

LOAN MATURITIES

    The following table presents the Company's loans by maturity.

                                                                             DECEMBER 31, 1997
                                                          -------------------------------------------------------
                                                                           AFTER
                                                                          ONE YEAR
                                                             WITHIN      AND WITHIN      AFTER
(DOLLARS IN THOUSANDS)                                      ONE YEAR     FIVE YEARS    FIVE YEARS       TOTAL
--------------------------------------------------------  ------------  ------------  ------------  -------------
Domestic:
  Commercial, financial and industrial..................  $  4,102,539  $  4,477,317  $  2,166,952  $  10,746,808
  Construction..........................................       173,504       119,829       --             293,333
  Mortgage:
    Residential.........................................         4,230        32,000     2,925,003      2,961,233
    Commercial..........................................       228,955     1,085,913     1,636,939      2,951,807
                                                          ------------  ------------  ------------  -------------
      Total mortgage....................................       233,185     1,117,913     4,561,942      5,913,040
  Consumer:
    Installment.........................................       136,264     1,801,620       152,868      2,090,752
    Home equity.........................................         2,816        38,570       951,530        992,916
    Credit card and other lines of credit...............       270,045            52       --             270,097
                                                          ------------  ------------  ------------  -------------
      Total consumer....................................       409,125     1,840,242     1,104,398      3,353,765
  Lease financing.......................................        83,478       606,904       184,478        874,860
                                                          ------------  ------------  ------------  -------------
      Total loans in domestic offices...................     5,001,831     8,162,205     8,017,770     21,181,806
Loans originated in foreign branches....................     1,356,065        25,627        17,760      1,399,452
                                                          ------------  ------------  ------------  -------------
      Total loans.......................................  $  6,357,896  $  8,187,832  $  8,035,530     22,581,258
                                                          ------------  ------------  ------------
                                                          ------------  ------------  ------------
        Allowance for credit losses.....................                                                  451,692
                                                                                                    -------------
      Loans, net........................................                                            $  22,129,566
                                                                                                    -------------
                                                                                                    -------------

Total fixed rate loans due after one year...............                                            $   5,353,709
Total variable rate loans due after one year............                                               10,869,653
                                                                                                    -------------
      Total loans due after one year....................                                            $  16,223,362
                                                                                                    -------------
                                                                                                    -------------

CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

    The following table presents domestic certificates of deposit of $100,000 and over by maturity.

                                                                                                      DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                                                    1997
----------------------------------------------------------------------------------------------------  ------------
Three months or less................................................................................   $2,684,438
Over three months through six months................................................................    1,163,014
Over six months through twelve months...............................................................      261,739
Over twelve months..................................................................................      154,948
                                                                                                      ------------
    Total domestic certificates of deposit of $100,000 and over.....................................   $4,264,139
                                                                                                      ------------
                                                                                                      ------------

    The Company offers certificates of deposit of $100,000 and over at market rates of interest. Many of these certificates are issued to customers, both public and private, who have done business with the Company for an extended period. The Company expects that as these deposits come due, the majority will continue to be renewed at market rates of interest.

    Substantially all of the Company's deposits in foreign branches are certificates of deposit of $100,000 and over and mature in less than one year.

BORROWED FUNDS

    The following table presents information on the Company's borrowed funds.

                                                                                        DECEMBER 31,
                                                                          ----------------------------------------
(DOLLARS IN THOUSANDS)                                                        1997          1996          1995
------------------------------------------------------------------------  ------------  ------------  ------------

Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 5.38%, 5.09% and 4.96% at
 December 31, 1997, 1996 and 1995, respectively.........................  $  1,335,884  $  1,322,654  $  1,195,058
Commercial paper, with weighted average interest rates of 5.64%, 5.34%
 and 5.75% at December 31, 1997, 1996 and 1995, respectively............       966,575     1,495,463     1,389,870
Other borrowed funds, with weighted average interest rates of 6.23%,
 5.66% and 5.78% at December 31, 1997, 1996 and 1995, respectively......       476,010       749,422     1,064,472
                                                                          ------------  ------------  ------------
    Total borrowed funds................................................  $  2,778,469  $  3,567,539  $  3,649,400
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Federal funds purchased and securities sold under repurchase agreements:
  Maximum outstanding at any month end..................................  $  1,575,930  $  1,322,654  $  1,517,999
  Average balance during the year.......................................     1,097,707       933,433     1,384,762
  Weighted average interest rate during the year........................          5.33%         5.05%         5.70%

Commercial paper:
  Maximum outstanding at any month end..................................  $  1,876,135  $  1,854,576  $  1,591,712
  Average balance during the year.......................................     1,637,070     1,620,087     1,448,739
  Weighted average interest rate during the year........................          5.49%         5.40%         5.98%

Other borrowed funds:
  Maximum outstanding at any month end..................................  $    851,694  $  1,697,236  $  1,319,444
  Average balance during the year.......................................       635,900     1,119,051       731,759
  Weighted average interest rate during the year........................          5.42%         5.59%         5.82%

CAPITAL ADEQUACY AND DIVIDENDS

    The Company's principal capital objectives are to support future growth, to protect depositors, to absorb any unanticipated losses and to comply with various regulatory requirements. Management believes that the Company has retained its capital at a level which supports the risk structure of the Company, as well as providing for anticipated growth of current business activities and strategic expansion.

    Total shareholders' equity was $2,679 million at December 31, 1997, an increase of $184 million from year-end 1996. This change was primarily a result of $411 million of net income for 1997, offset by the redemption of $135 million in preferred stock and dividends on common and preferred stock of $97 million.

    The Company offers a dividend reinvestment plan that allows shareholders to reinvest dividends in the Company's common stock at 5 percent below the market price. At December 31, 1997, BTM was not a participant in the plan.

    Capital adequacy depends on a variety of factors including asset quality and risk profile, liquidity, stability of earnings, competitive and economic conditions, and management. The Company believes that the current level of profitability, coupled with a prudent dividend policy, is adequate to support normal growth in operations while meeting regulatory capital guidelines.

    The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios for the Company.

                                                         DECEMBER 31,                                    MINIMUM
                           -------------------------------------------------------------------------   REGULATORY
(DOLLARS IN THOUSANDS)         1997           1996           1995           1994           1993        REQUIREMENT
-------------------------  -------------  -------------  -------------  -------------  -------------  -------------
CAPITAL COMPONENTS
Tier 1 capital...........  $   2,587,071  $   2,395,580  $   2,355,057  $   2,070,554  $   1,952,045
Tier 2 capital...........        601,102        551,074        591,266        626,903        702,652
                           -------------  -------------  -------------  -------------  -------------
Total risk-based
 capital.................  $   3,188,173  $   2,946,654  $   2,946,323  $   2,697,457  $   2,654,697
                           -------------  -------------  -------------  -------------  -------------
                           -------------  -------------  -------------  -------------  -------------
Risk-weighted assets.....  $  28,862,340  $  26,390,288  $  25,179,489  $  22,419,516  $  21,992,647
                           -------------  -------------  -------------  -------------  -------------
                           -------------  -------------  -------------  -------------  -------------
Quarterly average
 assets..................  $  30,334,507  $  28,496,355  $  27,073,158  $  23,868,729  $  23,624,622
                           -------------  -------------  -------------  -------------  -------------
                           -------------  -------------  -------------  -------------  -------------
CAPITAL RATIOS
Total risk-based
 capital.................          11.05%         11.17%         11.70%         12.03%         12.07%         8.0%
Tier 1 risk-based
 capital.................           8.96           9.08           9.35           9.24           8.88          4.0
Leverage ratio(1)........           8.53           8.41           8.70           8.67           8.26          4.0

---------------

(1) Tier 1 capital divided by quarterly average assets (excluding intangible assets).

    For regulatory purposes, the Company's capital computations are based on risk-adjusted Tier 1 and total capital. The Company's Tier 1 and total risk-based capital ratios were 8.96% and 11.05%, respectively, at December 31, 1997 compared to 9.08% and 11.17%, respectively, at December 31, 1996. The decrease in the capital ratios was attributable to the redemption of $135 million of preferred stock in the third quarter of 1997, partly offset by retained earnings growing faster than both risk-weighted assets and average assets. As of December 31, 1997, management believes the capital ratios of the Bank met all regulatory minimums of a "well-capitalized" institution.

COMPARISON OF 1996 VERSUS 1995

    Net income in 1996 was $249 million compared with $313 million in 1995. Excluding the effects of the $72 million after-tax charge for merger-integration expense, net income improved as a result of higher net interest income, higher noninterest income, and lower credit loss provision expense than in 1995.

    Net income applicable to common stock was $225 million, or $4.10 per diluted common share, in 1996 compared with $284 million, or $5.20 per diluted common share, in 1995.

    The return on average assets was 0.89% in 1996 versus 1.22% in 1995. The return on average common equity was 10.27% in 1996 compared with 13.88% in 1995.

    Net interest income on a taxable-equivalent basis increased by $23 million, or 2 percent, over 1995. Average loans increased $1,550 million, or 8 percent, and the net interest margin decreased 30 basis points to 4.75%.

    Noninterest income increased by $23 million, or 6 percent, over 1995. Service charges on deposits, trust and investment management fees, credit card merchant fees, brokerage commissions and fees, securities gains, and other revenue collectively grew 11 percent and accounted for $32 million of the growth in noninterest income. This increase was partially offset by a $6 million decrease in foreign exchange trading gains.

    The provision for credit losses was $40 million in 1996, $13 million, or 25 percent, lower than in 1995, reflecting the improved quality of the loan portfolio.

    Noninterest expense, excluding merger and integration expense, increased by $39 million, or 4 percent, from 1995. Personnel-related expense increased $21 million, or 4 percent, due partially to increased contract labor used to augment staffing requirements as a residual effect of the merger. Net occupancy expense increased $10 million, or 11 percent, due to a $12 million one-time charge in 1996 related to former banking facilities. This was offset by a 2 percent decrease in net occupancy expense due to the closure of 20 branches late in the third quarter of 1996. Credit card processing expense increased $6 million, or 19 percent, in 1996 due to higher merchant volumes. Advertising and public relations expense increased $8 million, or 38 percent, over 1995 due primarily to expanded activities in 1996 to increase awareness of the Bank, following the April 1, 1996 combination of Union Bank and BanCal Tri-State Corporation and its subsidiary. In 1996, regulatory authority assessments expense declined $19 million, or 83 percent, primarily because the Federal Deposit Insurance Corporation decided to eliminate insurance assessments for all of 1996. Merger and integration expense was $117 million in 1996.

    Income tax expense was $30 million lower in 1996 than in 1995, primarily due to lower taxable income. The effective rate increased from 38% in 1995 to 40% in 1996 primarily due to a $3 million after-tax benefit recognized in 1995 from a favorable settlement of an Internal Revenue Service examination of 1989 and 1990.

    Total loans at December 31, 1996 were $20.9 billion, an increase of $0.7 billion, or 3 percent, over year-end 1995. Commercial, financial and industrial loans declined $188 million, or 2 percent, from the previous year, primarily due to planned reductions from a portfolio overlap arising from the merger and a reduction in certain low margin lending. At year-end 1996, construction loans decreased $12 million, or 3 percent, while commercial mortgages increased $455 million, or 21 percent, from 1995. This increase in commercial mortgages reflected the continuing improvement in the West Coast economy, particularly the real estate sector. It was primarily attributable to new originations of mini-perm loans, ranging in size from $1 million to $10 million, resulting from a vigorous marketing program. At December 31, 1996 residential loans were $319 million, or 12 percent, higher than the previous year as the favorable interest rate environment and a stronger housing market continued to generate significant opportunities for residential mortgage lenders. Consumer loans increased $136 million, or 4 percent, from 1995 due primarily to increases in direct and indirect auto loans for used vehicles, partially offset by a decrease in home equity balances.

    Total nonperforming assets were $157 million at December 31, 1996, $90 million, or 36 percent, lower than one year earlier. The decline was primarily attributable to a $27 million, or 33 percent, reduction in nonaccrual commercial, financial and industrial loans and a $33 million, or 82 percent, reduction in nonaccrual construction loans, due to a combination of note sales, payoffs, and upgrades. Foreclosed assets, primarily other real estate owned, decreased by $8 million, or 23 percent, from 1995, due to sales of individual assets. Net loan charge-offs in 1996 were $71 million compared to net loans charged off of $61 million in 1995. Recoveries of loans previously charged off decreased by $24 million, despite an increase in the percentage of recoveries in 1996 to loans charged off in the previous year from 26.44% in 1995 to 35.95% in 1996. Loans charged off in 1996 decreased by $14 million due to a reduction in new nonperforming assets in 1996 and a reduction in nonaccrual and underperforming loans, partly offset by a $12 million increase in consumer loans charged off, primarily attributable to credit card loans.

    At December 31, 1996, the Tier 1 risk-based capital ratio was 9.08% and the total risk-based capital ratio was 11.17% compared with ratios of 9.35% and 11.70%, respectively, at December 31, 1995.

RECENT ACCOUNTING DEVELOPMENTS

    In addition to the new accounting pronouncements disclosed in Note 1 to the Consolidated Financial Statements, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in February 1998. The Standard revises the disclosure requirements for pensions and other postretirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997. Adoption of this Statement will not impact the Company's consolidated financial position, results of operations, or cash flows, and any effect will be limited to the form and content of its disclosures.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    GENERAL

    Market risk is the risk of loss to future earnings, to fair values, or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits, borrowings, as well as derivative instruments. The Company's exposure to market risk is a function of its asset and liability management activities, its trading activities for its own account, and its role as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of the Company's earnings and equity to loss and to reduce the volatility inherent in certain financial instruments.

    The management of market risk is governed by policies reviewed and approved annually by the Company's Board of Directors (Board). The Board delegates responsibility for market risk management to the Asset & Liability Management Committee (ALCO), who reports quarterly to the Board on activities related to the management of market risk. As part of the management of the Company's market risk, the ALCO may direct changes in the mix of assets and liabilities and the use of derivative instruments such as interest rate swaps, caps and floors. The ALCO also reviews and approves all major funding, market risk-management programs, and market risk limits. The Chief Financial Officer (CFO), as chairman of the ALCO, is responsible for companywide management of market risk. The Treasurer is responsible for implementing funding, investment, and hedging strategies designed to manage this risk. On a day-to-day basis, the oversight of market risk management takes place at a centralized level within the Risk Monitoring Unit (RMU). The RMU is responsible for measuring risks to ensure compliance with all market risk limits and guidelines incorporated within the policies and procedures established by the ALCO. The RMU reports monthly to the ALCO on the effectiveness of the Company's hedging activities, on trading risk exposures, and on compliance with policy limits. In addition, periodic reviews by internal audit, regulators and independent accountants provide further evaluation of controls over the risk management process.

    The Company has separate and distinct methods for managing the market risk associated with its trading activities and its asset and liability management activities, as described below.

    INTEREST RATE RISK MANAGEMENT (OTHER THAN TRADING)

    The Company engages in asset and liability management activities with the objective of reducing adverse changes in earnings as a result of changes in interest rates. The management of interest rate risk relates to the timing and magnitude of the repricing of assets compared to liabilities and has, as its objective, the control of risks associated with movements in interest rates.

    The Asset & Liability Management (ALM) Policy approved by the Board requires monthly monitoring of interest rate risk by ALCO. As part of the management of the Company's interest rate risk, ALCO may direct changes in the composition of the balance sheet and the extent to which the Company utilizes off-balance sheet derivative instruments such as interest rate swaps, floors, and caps.

    The Company's balance sheet is "asset-sensitive", which means that assets generally reprice more quickly than liabilities. An asset-sensitive balance sheet tends to reduce net interest income when interest rates decline and to increase net interest income when interest rates rise.

    One method of measuring interest rate risk is by measuring the interest rate sensitivity gap, which is the difference between earning assets and liabilities maturing or repricing within specified periods. The table on F-28 presents such an analysis, which reflects certain assumptions as to the rate sensitivity of deposits without contractual maturities or repricing dates. These include demand deposits, money market demand accounts, and savings deposits. Additional assumptions such as prepayment estimates for residential mortgages and mortgage-backed securities are made to reflect the probable behavior of those assets. The section of the table on F-28 entitled Interest Rate Risk Management Positions presents the effects of the securities portfolio and of derivatives used for hedging, such as interest rate swaps and floors, in reducing the interest rate sensitivity gap.

    The table on F-28 shows that the Company's assets that are rate sensitive within one year exceeded liabilities within that same period by $4.9 billion at December 31, 1997. Adjusted for the effects of the securities portfolio and derivatives used for hedging, this cumulative gap was reduced to $2.5 billion.

    Gap analysis has significant limitations as a method for measuring interest rate risk since changes in interest rates do not affect all categories of assets and liabilities in the same way. To address these limitations, the Company uses a simulation model to quantify the impact of changing interest rates on net interest income (NII). A frequency distribution of simulated 12-month NII outcomes based on rate scenarios produced through a Monte Carlo rate generation process is prepared monthly to determine statistically the mean NII. The amount of Earnings at Risk (EaR), defined as the potential negative change in NII, is measured at a 97.5 percent confidence level and is managed within the limit established in the Board's ALM Policy at 5 percent of mean NII. Based on the December 31, 1997 balance sheet, the EaR was $23.0 million or 1.80% of mean NII.

    An additional limit established by the Board's ALM Policy is that the negative change in simulated net interest income for 12 months under single interest rate shock scenarios, up or down 200 basis points, must be no more than 8 percent of the mean NII. Based on the December 31, 1997 balance sheet, the negative change for a downward shock of 200 basis points was $51.8 million or 4.05% of mean NII.

    TRADING ACTIVITIES

    The Company enters into trading account activities primarily as a financial intermediary for customers, and, to a lesser extent, for its own account. By acting as a financial intermediary, the Company is able to provide its customers with access to a wide range of products from the securities, foreign exchange, and derivatives markets. In acting for its own account, the Company may take positions in some of these instruments with the objective of generating trading profits. These activities expose the Company to two primary types of market risk: interest rate and foreign currency exchange risk.

    In order to manage interest rate and foreign currency exchange risk associated with its trading activities, the Company utilizes a variety of non-statistical methods including: position limits for each trading activity, daily marking of all positions to market, daily profit and loss statements, position reports, and independent verification of all inventory pricing. Additionally, the RMU reports positions and profits and losses daily to the Treasurer and trading managers and weekly to the CFO. ALCO is provided reports on a monthly basis. The Company believes that these procedures, which stress timely communication between the RMU and senior management, are the most important elements of the risk management process.

    The Company uses a form of Value at Risk (VaR) methodology to measure the overall market risk inherent in its trading account activities. Under this methodology, management statistically calculates, with 97.5 percent confidence, the potential loss in fair value that the Company might experience if an adverse shift in market prices were to occur within a period of 5 business days. The amount of VaR is managed within limits well below the maximum limit established by Board policy at 0.5% of shareholders' equity. The VaR model incorporates a number of key assumptions, including assumed holding period and historical volatility based on 3 years of historical market data updated quarterly.

    During 1997 the Company's foreign exchange trading VaR averaged $73 thousand and peaked at $147 thousand. The low VaR was $32 thousand. Correspondingly, the Company's securities trading VaR averaged $558 thousand and peaked at $717 thousand. The low VaR was $439 thousand.

    The Company's interest rate derivatives contracts include $2.4 billion of derivative contracts entered into as an accommodation for customers. The Company acts as an intermediary and matches these contracts at a profit with contracts with BTM or other dealers, thus neutralizing the related market risk. The Company maintains responsibility for the credit risk associated with these contracts.

LIQUIDITY RISK

    Liquidity risk represents the potential for loss as a result of limitations on the Company's ability to adjust its future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The ALM Policy approved by the Board requires quarterly reviews of the Company's liquidity by the ALCO, which is composed of bank senior executives. The Company's liquidity draws upon the strength of its extensive retail and commercial market business franchise, coupled with the ability to obtain funds for various terms in a variety of domestic and international money markets. Liquidity is managed through the funding and investment functions of the Treasury Division.

    Core deposits provide the Company with a sizable source of relatively stable and low-cost funds. The Company's average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common shareholder's equity, funded 61 percent of average total assets of $29.7 billion for the year ended December 31, 1997. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper and other borrowings.

    Liquidity may also be provided by the sale or maturity of assets. Such assets include interest bearing deposits in banks, federal funds sold and securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $1.9 billion during 1997. Additional liquidity may be provided by investment securities available for sale which amounted to $2.5 billion at December 31, 1997, and by loan maturities. At December 31, 1997, $6.4 billion of loans were scheduled to mature within one year.

    The following table summarizes the Company's interest rate sensitivity based on expected repricings in the time frames indicated for the balance sheet and interest rate derivatives as of December 31, 1997.

                                                                           DECEMBER 31, 1997
                                                       ----------------------------------------------------------
                                                                    AMOUNTS MATURING OR REPRICING IN
                                                       ----------------------------------------------------------
(DOLLARS IN THOUSANDS)                                  0-12 MONTHS    >1-5 YEARS    AFTER 5 YEARS      TOTAL
-----------------------------------------------------  -------------  -------------  -------------  -------------
ASSETS
Federal funds sold and securities purchased under
 resale agreements...................................  $      24,335  $    --        $    --        $      24,335
Interest bearing deposits in banks...................        633,421       --             --              633,421
Trading account assets...............................        554,463       --             --              554,463
Loans................................................     17,159,860      3,926,152      1,495,246     22,581,258
Other assets(1)(2)...................................      1,217,060      1,111,518      1,736,049      4,064,627
                                                       -------------  -------------  -------------  -------------
    Total assets (except securities).................     19,589,139      5,037,670      3,231,295     27,858,104
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
  Interest bearing checking(1)(3)....................        180,074      1,260,520       --            1,440,594
  Money market demand accounts(1)(3).................      1,353,636      2,671,392       --            4,025,028
  Savings(1)(3)......................................        166,562      1,165,932       --            1,332,494
  Other time deposits(1).............................      7,208,342        434,309          6,063      7,648,714
Federal funds purchased and securities sold under
 repurchase agreements...............................      1,335,884       --             --            1,335,884
Other borrowed funds.................................      1,442,585       --             --            1,442,585
Subordinated capital notes...........................        348,000       --             --              348,000
Demand deposit accounts(1)(4)........................      2,654,863      6,194,681       --            8,849,544
Other liabilities(1)(2)..............................       --             --            1,483,123      1,483,123
Shareholders' equity(2)..............................       --             --            2,679,299      2,679,299
                                                       -------------  -------------  -------------  -------------
    Total liabilities and shareholders' equity.......  $  14,689,946  $  11,726,834  $   4,168,485  $  30,585,265
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Gap before risk management positions.................  $   4,899,193  $  (6,689,164) $    (937,190) $  (2,727,161)
Cumulative gap before risk management positions......  $   4,899,193  $  (1,789,971) $  (2,727,161)
INTEREST RATE RISK MANAGEMENT POSITIONS
  Securities(1)......................................        366,467      2,214,199        146,495      2,727,161
  Interest rate swaps................................       (425,000)       425,000       --             --
  Interest rate floors(5)............................     (2,350,000)     2,350,000       --             --
                                                       -------------  -------------  -------------  -------------
Gap adjusted for risk management positions...........  $   2,490,660  $  (1,699,965) $    (790,695) $    --
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Cumulative gap adjusted for risk management
 positions...........................................  $   2,490,660  $     790,695  $    --        $    --
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

---------------
(1) Certain balance sheet classifications used for interest rate sensitivity analysis do not conform to the Consolidated Balance Sheets on F-30.

(2) Items that neither reprice nor mature are included in the "After 5 years" column.

(3) Interest rate sensitivity of non-maturity deposit accounts are based on assumptions for a declining interest rate scenario since the Company's balance sheet is asset-sensitive.

(4) 70 percent of the demand deposit account balance is assumed to be "core" deposits, which are not sensitive to interest rate changes.

(5) Floors purchased affect interest rate sensitivity in a declining interest rate scenario.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------

Consolidated Statements of Income for the Years Ended
 December 31, 1997, 1996 and 1995..........................................................................       F-30

Consolidated Balance Sheets as of December 31, 1997 and 1996...............................................       F-31

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
 December 31, 1997, 1996 and 1995..........................................................................       F-32

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1997, 1996 and 1995..........................................................................       F-33

Notes to Consolidated Financial Statements.................................................................       F-34

Management Statement.......................................................................................       F-72

Independent Auditors' Reports..............................................................................       F-73

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    YEARS ENDED DECEMBER 31,
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE   ---------------------------------------------
DATA)                                         1997            1996            1995
----------------------------------------  -------------   -------------   -------------
INTEREST INCOME
Loans...................................  $   1,755,549   $   1,675,969   $   1,613,376
Securities..............................        167,440         143,412         132,802
Interest bearing deposits in banks......         56,748          52,709          58,201
Federal funds sold and securities
 purchased under resale agreements......         26,079          30,246          22,247
Trading account assets..................         27,645          24,968          20,567
                                          -------------   -------------   -------------
    Total interest income...............      2,033,461       1,927,304       1,847,193
                                          -------------   -------------   -------------
INTEREST EXPENSE
Domestic deposits.......................        520,583         460,130         358,049
Foreign deposits........................         75,398          71,437          96,109
Federal funds purchased and securities
 sold under repurchase agreements.......         58,544          47,095          78,908
Commercial paper........................         89,912          87,411          86,695
Subordinated capital notes..............         22,850          30,104          42,538
Other borrowed funds....................         34,492          62,549          42,561
                                          -------------   -------------   -------------
    Total interest expense..............        801,779         758,726         704,860
                                          -------------   -------------   -------------
NET INTEREST INCOME.....................      1,231,682       1,168,578       1,142,333
Provision for credit losses.............             --          40,000          53,250
                                          -------------   -------------   -------------
    Net interest income after provision
     for credit losses..................      1,231,682       1,128,578       1,089,083
                                          -------------   -------------   -------------
NONINTEREST INCOME
Service charges on deposit accounts.....        114,647         101,975          95,177
Trust and investment management fees....        107,527          93,479          87,743
International commissions and fees......         66,122          66,108          68,621
Credit card merchant fees...............         57,128          49,778          45,767
Merchant banking fees...................         24,924          23,929          24,483
Securities gains (losses), net..........          2,711           4,502            (702)
Other...................................         89,942          78,905          74,230
                                          -------------   -------------   -------------
    Total noninterest income............        463,001         418,676         395,319
                                          -------------   -------------   -------------
NONINTEREST EXPENSE
Salaries and employee benefits..........        571,644         557,247         536,671
Net occupancy...........................         85,630         103,335          92,863
Equipment...............................         56,137          55,942          55,056
Foreclosed asset expense (income).......         (1,268)          2,889          (3,213)
Merger and integration..................          6,037         117,464              --
Other...................................        326,485         298,027         296,724
                                          -------------   -------------   -------------
    Total noninterest expense...........      1,044,665       1,134,904         978,101
                                          -------------   -------------   -------------
Income before income taxes..............        650,018         412,350         506,301
Income tax expense......................        238,722         162,892         193,359
                                          -------------   -------------   -------------
NET INCOME..............................  $     411,296   $     249,458   $     312,942
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
NET INCOME APPLICABLE TO:
    Common stock........................  $     379,792   $     225,080   $     284,196
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
    Parent direct interest in bank
     subsidiary.........................  $      23,904   $      13,072   $      17,441
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
NET INCOME PER COMMON SHARE--BASIC......  $        6.93   $        4.11   $        5.21
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
NET INCOME PER COMMON SHARE--DILUTED....  $        6.90   $        4.10   $        5.20
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING -- BASIC...................         54,838          54,740          54,546
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING -- DILUTED.................         55,006          54,871          54,643
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE       ------------------------
DATA)                                        1997         1996
----------------------------------------  -----------  -----------
ASSETS

Cash and due from banks.................  $ 2,541,699  $ 2,268,771
Interest bearing deposits in banks......      633,421    1,131,216
Federal funds sold and securities
 purchased under resale agreements......       24,335      537,710
                                          -----------  -----------
    Total cash and cash equivalents.....    3,199,455    3,937,697
Trading account assets..................      554,463      617,464
Securities available for sale...........    2,538,386    2,164,197
Securities held to maturity (market
 value: 1997, $193,115; 1996,
 $274,405)..............................      188,775      268,196
Loans (net of allowance for credit
 losses: 1997, $451,692; 1996,
 $523,946)..............................   22,129,566   20,374,159
Due from customers on acceptances.......      773,339      778,378
Premises and equipment, net.............      406,299      410,621
Other assets............................      794,982      683,347
                                          -----------  -----------
    Total assets........................  $30,585,265  $29,234,059
                                          -----------  -----------
                                          -----------  -----------

LIABILITIES
Domestic deposits:
  Noninterest bearing...................  $ 8,574,515  $ 7,381,078
  Interest bearing......................   12,666,458   12,607,691
Foreign deposits:
  Noninterest bearing...................      275,029      274,031
  Interest bearing......................    1,780,372    1,270,160
                                          -----------  -----------
    Total deposits......................   23,296,374   21,532,960
Federal funds purchased and securities
 sold under repurchase agreements.......    1,335,884    1,322,654
Commercial paper........................      966,575    1,495,463
Other borrowed funds....................      476,010      749,422
Acceptances outstanding.................      773,339      778,378
Other liabilities.......................      709,784      478,249
Subordinated capital notes..............      348,000      382,000
                                          -----------  -----------
    Total liabilities...................   27,905,966   26,739,126
                                          -----------  -----------

SHAREHOLDERS' EQUITY
Parent direct interest in equity of bank
 subsidiary.............................      147,083      128,689
Preferred stock:
  Authorized 5,000,000 shares 8 3/8%
    Noncumulative, Series A, issued
    1,350,000 shares in 1996............           --      135,000
Common stock -- $5 stated value:
  Authorized 100,000,000 shares, issued
    54,916,010 shares in 1997 and
    54,762,653 shares in 1996...........      274,580      273,813
Additional paid-in capital..............    1,320,417    1,310,813
Retained earnings.......................      929,085      635,180
Cumulative translation adjustment, net
 of taxes...............................      (11,474)      (2,752)
Net unrealized gain on securities
 available for sale, net of taxes.......       19,608       14,190
                                          -----------  -----------
    Total shareholders' equity..........    2,679,299    2,494,933
                                          -----------  -----------
    Total liabilities and shareholders'
     equity.............................  $30,585,265  $29,234,059
                                          -----------  -----------
                                          -----------  -----------

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                -------------------------------
(DOLLARS IN THOUSANDS)                                                            1997       1996       1995
------------------------------------------------------------------------------  ---------  ---------  ---------
PARENT DIRECT INTEREST IN BANK SUBSIDIARY
Balance, beginning of year....................................................  $ 128,689  $ 159,996  $ 141,607
Net income....................................................................     23,904     13,072     17,441
Dividends on common stock(1)..................................................     (5,361)    (3,640)    --
Dividend to MBL(1)............................................................     --        (39,890)    --
Change in translation adjustment, net of taxes................................       (553)      (163)       (25)
Increase (decrease) in unrealized gain on securities available for sale, net
 of taxes.....................................................................        404       (686)       973
                                                                                ---------  ---------  ---------
  Balance, end of year........................................................  $ 147,083  $ 128,689  $ 159,996
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
PREFERRED STOCK
Balance, beginning of year....................................................  $ 135,000  $ 135,000  $ 135,000
Redemption of preferred stock.................................................   (135,000)    --         --
                                                                                ---------  ---------  ---------
  Balance, end of year........................................................  $  --      $ 135,000  $ 135,000
                                                                                ---------  ---------  ---------
COMMON STOCK..................................................................
Balance, beginning of year....................................................  $ 273,813  $ 273,351  $ 269,790
Dividend reinvestment plan....................................................          6        121      3,103
Deferred compensation -- restricted stock awards..............................        279        207        379
Stock options exercised.......................................................        482        134         79
                                                                                ---------  ---------  ---------
  Balance, end of year........................................................  $ 274,580  $ 273,813  $ 273,351
                                                                                ---------  ---------  ---------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year....................................................  $1,310,813 $1,306,697 $1,288,662
Dividend reinvestment plan....................................................        (43)     1,041     15,238
Deferred compensation -- restricted stock awards..............................      3,478      2,148      2,268
Stock options exercised.......................................................      6,169        927        529
                                                                                ---------  ---------  ---------
  Balance, end of year                                                          $1,320,417 $1,310,813 $1,306,697
                                                                                ---------  ---------  ---------
RETAINED EARNINGS
Balance, beginning of year....................................................  $ 635,180  $ 585,680  $ 353,417
Net income....................................................................    387,392    236,386    295,501
Dividends on common stock(1)(2)...............................................    (84,487)   (70,292)   (50,989)
Dividends on preferred stock..................................................     (7,600)   (11,306)   (11,305)
Dividend to MBL(1)............................................................     --       (105,000)    --
Deferred compensation -- restricted stock awards..............................     (1,400)      (288)      (944)
                                                                                ---------  ---------  ---------
  Balance, end of year........................................................  $ 929,085  $ 635,180  $ 585,680
                                                                                ---------  ---------  ---------
CUMULATIVE TRANSLATION ADJUSTMENT, NET OF TAXES
Balance, beginning of year....................................................  $  (2,752) $    (972) $    (849)
Change in translation adjustment, net of taxes................................     (8,722)    (1,780)      (123)
                                                                                ---------  ---------  ---------
  Balance, end of year........................................................  $ (11,474) $  (2,752) $    (972)
                                                                                ---------  ---------  ---------
NET UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE, NET OF TAXES
Balance, beginning of year....................................................  $  14,190  $  24,340  $  (8,425)
Increase (decrease) in unrealized gain on securities available for sale, net
 of taxes.....................................................................      5,418    (10,150)    32,765
                                                                                ---------  ---------  ---------
  Balance, end of year........................................................  $  19,608  $  14,190  $ $24,340
                                                                                ---------  ---------  ---------
    TOTAL SHAREHOLDERS' EQUITY                                                  $2,679,299 $2,494,933 $2,484,092
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

---------------
(1) Dividends per share in 1996 were based on historical Union Bank common cash dividends declared and did not include the $145 million dividend paid to The Mitsubishi Bank, Limited (MBL) in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.

(2) Dividends on common stock in 1997 increased to $1.54 per share compared to $1.40 per share in 1996 and 1995.

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEARS ENDED DECEMBER 31,
                                          ----------------------------------
(DOLLARS IN THOUSANDS)                       1997        1996        1995
----------------------------------------  ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................  $  411,296  $  249,458  $  312,942
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Provision for credit losses.........          --      40,000      53,250
    Depreciation, amortization and
      accretion.........................      65,469      65,092      61,767
    Provision for deferred income
      taxes.............................      59,814      50,658      50,841
    (Gain) loss on sales of securities
      available for sale................      (2,711)     (4,502)        801
    Merger and integration costs in
      excess of (less than) cash
      utilized..........................     (31,414)     54,344          --
    Other, net..........................     217,981    (253,221)     34,191
                                          ----------  ----------  ----------
  Net cash provided by operating
    activities..........................     720,435     201,829     513,792
                                          ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities
    available for sale..................     171,629      19,536     240,731
  Proceeds from matured and called
    securities available for sale.......     587,034     757,463     764,853
  Purchase of securities available for
    sale................................  (1,112,080)   (995,479) (1,452,339)
  Proceeds from matured and called
    securities held to maturity.........      79,828      95,829     213,337
  Purchase of securities held to
    maturity............................          --          --    (123,886)
  Net increase in loans.................  (1,779,711)   (795,247) (2,273,014)
  Other, net............................     (56,584)    (54,120)    (34,902)
                                          ----------  ----------  ----------
    Net cash used by investing
      activities........................  (2,109,884)   (972,018) (2,665,220)
                                          ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..............   1,763,414   1,877,917   2,245,306
  Net increase (decrease) in federal
    funds purchased and securities sold
    under repurchase agreements.........      13,230     127,596    (287,387)
  Net increase (decrease) in commercial
    paper and other borrowed funds......    (797,464)   (201,214)    623,612
  Redemption and maturity of
    subordinated debt...................    (234,000)   (119,369)   (154,490)
  Proceeds from issuance of subordinated
    debt................................     200,000          --          --
  Redemption of preferred stock.........    (135,000)         --          --
  Dividends paid........................     (93,303)   (222,533)    (62,044)
  Repayment of borrowing to support
    corporate owned life insurance......          --     (95,475)    (10,638)
  Other, net............................      (2,661)       (882)        485
                                          ----------  ----------  ----------
    Net cash provided by financing
      activities........................     714,216   1,366,040   2,354,844
                                          ----------  ----------  ----------
Net increase (decrease) in cash and cash
 equivalents............................    (675,233)    595,851     203,416
Cash and cash equivalents at beginning
 of year................................   3,937,697   3,352,423   3,153,713
Effect of exchange rate changes on cash
 and cash equivalents...................     (63,009)    (10,577)     (4,706)
                                          ----------  ----------  ----------
Cash and cash equivalents at end of
 year...................................  $3,199,455  $3,937,697  $3,352,423
                                          ----------  ----------  ----------
                                          ----------  ----------  ----------
CASH PAID DURING THE YEAR FOR:
  Interest..............................  $  820,355  $  764,327  $  739,300
  Income taxes..........................     113,588     172,451      91,717
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
  Loans transferred to foreclosed assets
    (OREO)..............................  $   23,114  $   44,557  $   48,397
  Securities transferred from held to
    maturity to available for sale......          --          --     348,717
  Dividends declared but unpaid.........      24,528      20,383      12,788

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
       OPERATIONS

    UnionBanCal Corporation (the Company) is a commercial bank holding company, 81 percent owned by The Bank of Tokyo-Mitsubishi, Ltd. (BTM) and 19 percent owned by other shareholders. The Company's largest subsidiary, Union Bank of California, N.A. (the Bank), is 94 percent owned by the Company and 6 percent owned by BTM.

    On April 1, 1996, the Company was created by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control (similar to a business combination under the pooling of interests method). Accordingly, all historical financial information has been restated as if the combination had been in effect for all periods presented. The merger was effected by the issuance of 18,134,027 shares of Union Bank common stock in exchange for all the outstanding common shares of BanCal Tri-State Corporation. Information pertaining to merger and integration expense is presented in Note 7.

    The Company provides a wide range of financial services to consumers, small businesses, middle market companies and major corporations, primarily in California, Oregon and Washington, but also nationally and internationally.

    BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accounting and reporting policies of the Company conform to generally accepted accounting principles (GAAP) and general practice within the banking industry. Those policies that materially affect the determination of financial position, results of operations, and cash flows are summarized below.

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

    TRADING ACCOUNT ASSETS

    Trading account assets are those financial instruments that management acquires with the intent to hold for short periods of time in order to take advantage of anticipated changes in market values. Substantially all of these assets are securities with a high degree of liquidity and a readily determinable market value. Interest earned, paid or accrued, on trading account assets is included in interest income using a method that generally produces a level yield. Realized gains and losses from the close out of trading account positions and unrealized market value adjustments are recognized in noninterest income.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
    SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

    The Company's securities portfolios consist of debt and equity securities that are classified either as securities available for sale or securities held to maturity.

    Debt securities for which the Company has the positive intent and ability to hold until maturity are classified as securities held to maturity and carried at amortized cost.

    Debt securities and equity securities with readily determinable market values that are not classified as either held to maturity securities or trading account assets are classified as securities available for sale and carried at fair value, with the unrealized gains or losses reported net of taxes as a separate component of shareholders' equity until realized.

    Realized gains and losses arising from the sale of securities are based upon the specific identification method and included in noninterest income as securities gains (losses), net.

    Interest income on debt securities includes the amortization of premiums and the accretion of discounts using the effective interest method and is included in interest income on securities. Dividend income on equity securities is included in noninterest income.

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

    Interest accruals are continued for certain small business loans that are processed centrally, consumer loans, credit cards, and one-to-four family residential real estate loans. These loans are charged off or written down to their net realizable value based on delinquency time frames that range from 120 to 270 days, depending on the type of credit that has been extended. Interest accruals are also continued for loans that are both well secured and in the process of collection. For this purpose, loans are considered well secured if they are collateralized by property having a net realizable value in excess of the amount of principal and accrued interest outstanding or are guaranteed by a financially responsible and willing party. Loans are considered "in the process of collection" if collection is proceeding in due course either through legal action or other actions that are reasonably expected to result in the prompt repayment of the debt or in its restoration to current status.

    When a loan is placed on nonaccrual, all previously accrued but uncollected interest is reversed against current period operating results. All subsequent payments received are first applied to unpaid principal and then to uncollected interest. Interest income is accrued at such time as the loan is brought

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
       OPERATIONS (CONTINUED)
fully current as to both principal and interest, and, in management's judgment, such loans are considered to be fully collectible. However, Company policy also allows management to continue the recognition of interest income on certain loans designated as nonaccrual. This portion of the nonaccrual portfolio is referred to as "Cash Basis Nonaccrual" loans. This policy only applies to loans that are well secured and in management's judgment are considered to be fully collectible. Although the accrual of interest is suspended, any payments received may be applied to the loan according to its contractual terms and interest income recognized accordingly.

    Loans are considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan, the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. Additionally, some impaired loans with commitments of less than $1 million are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement. Excluded from the impairment analysis are large groups of smaller balance homogeneous loans such as consumer and residential mortgage loans.

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

    The Company offers two types of leases to customers: 1) direct financing leases where the assets leased are acquired without additional financing from other sources, and 2) leveraged leases where a substantial portion of the financing is provided by debt with no recourse to the Company. Direct financing leases are carried net of unearned income, unamortized nonrefundable fees and related direct costs associated with the origination or purchase of leases. Leveraged leases are carried net of nonrecourse debt.

    ALLOWANCE FOR CREDIT LOSSES

    The Company's allowance for credit losses is maintained at a level considered by management to be adequate to absorb estimated credit losses and other credit-related charges. The allowance for credit losses is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of credit losses, net of recoveries. Losses are fully or partially charged against the allowance for credit losses when, in management's judgment, the uncollectible portion of a loan's principal balance is determined. While management has segmented the allowance to various credit-related products, the allowance is general in nature and is available for all extension of credits, including off-balance sheet instruments.

    In evaluating the adequacy of the allowance for credit losses, management estimates the amount of the potential risk of loss for each loan that has been identified as having more than standard credit risk. Those estimates give consideration to general economic conditions and their effects on the borrower's industry, financial and management abilities and to current valuations of collateral where appropriate. An

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
       OPERATIONS (CONTINUED)
estimate for potential credit loss content is calculated for all loans not so identified based upon the risk characteristics of particular categories of loans and historical loss experience in the portfolio, adjusted, as appropriate, for the estimated effects of current economic conditions. Further consideration for the allocation is based on credit risk concentrations in the portfolio and commitments and contingent obligations under off-balance sheet commercial and standby letters of credit. For analytical purposes only, management attributes portions of the allowance for credit losses to individual loans or groups of loans. Although the allowance for credit losses is allocated to various portfolio segments, it is general in nature and is available for the loan portfolio in its entirety. Although management believes that the allowance for possible credit losses is adequate, future provisions will be subject to continuing evaluation of inherent risk in the loan portfolio and other credit exposures.

    A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. An impairment is recognized by adjusting an allocation of the existing allowance for credit losses.

    PREMISES AND EQUIPMENT

    Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of each asset. Lives of premises range from ten to forty years; lives of furniture and equipment range from three to eight years. Leasehold improvements are amortized over the term of the respective lease or 10 years, whichever is shorter.

    OTHER ASSETS

    Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired companies and is reported as intangible assets. Goodwill is amortized using the straight-line method, generally over 15 years.

    Other real estate owned (OREO) represents the collateral acquired through foreclosure in full or partial satisfaction of the related loan. OREO is recorded at the lower of the loan's unpaid principal balance or its fair value as established by a current appraisal, adjusted for disposition costs. Any writedown at the date of transfer is charged to the allowance for credit losses. On an ongoing basis, OREO values, recorded in other assets, are reviewed annually and any decline in value is recognized as foreclosed asset expense in the current period. The net operating results from these assets are included in the current period in noninterest expense as foreclosed asset expense (income).

    DERIVATIVE INSTRUMENTS HELD FOR TRADING OR CUSTOMER ACCOMMODATION

    The Company enters into a variety of interest rate derivative contracts, primarily swaps and options and foreign exchange contracts, which include spot, futures, forward, swap and option positions either for trading purposes, based on management's intent at inception, or as an accommodation to customers.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
       OPERATIONS (CONTINUED)
    Derivatives held or issued for trading or customer accommodation are carried at fair value, with realized and unrealized changes in fair values on contracts included in noninterest income in the period in which the changes occur. Unrealized gains and losses are reported gross and included in trading account assets and other liabilities, respectively. Cash flows are reported net as operating activities.

    DERIVATIVE INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING

    The Company enters into a variety of derivative contracts as a means of reducing the Company's interest rate and foreign exchange exposures. At inception these contracts are evaluated in order to determine if they qualify for hedge accounting treatment and are accounted for either on a deferral, accrual or market value basis, depending on the nature of the Company's hedge strategy and the method used to account for the hedged item. Hedge criteria include demonstrating the manner in which the hedge will reduce risk, identifying the specific asset, liability or firm commitment being hedged, and citing the time horizon being hedged. A monthly evaluation is performed to ensure that continuing correlation exists between the hedge and the item being hedged.

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

    FOREIGN CURRENCY TRANSLATION

    Assets, liabilities and results of operations for foreign branches are recorded based on the functional currency of each branch. Since the functional currency of the branches is the local currency, the net assets are remeasured into U.S. dollars using a combination of current and historical exchange rates. The resulting gains or losses are included in shareholders' equity, on a net of tax basis.

    TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF
     LIABILITIES

    On January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This statement is effective for transfers of assets and extinguishments of liabilities occurring after December 31, 1996 and has been applied prospectively. Certain provisions of SFAS No. 125 have been postponed under SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". Also see "PENDING ACCOUNTING PRONOUNCEMENTS".

    INCOME TAXES

    The Company files consolidated federal and combined state income tax returns. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
       OPERATIONS (CONTINUED)
necessarily represent amounts currently payable under tax laws. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of the net deferred tax liability or asset gives current recognition to changes in the tax laws.

    NET INCOME PER COMMON SHARE

    Basic earnings per share (EPS) is computed by dividing net income after preferred dividends and parent direct interest in equity of bank subsidiary by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options (see Note 12) are a common stock equivalent.

    The Company adopted the provisions of SFAS No. 128, "Earnings per Share", for the year ended December 31, 1997. As required by the provisions of the Statement, all prior period and interim period EPS data presented have been restated. This Statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, all entities with complex capital structures are required to provide a dual disclosure of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Also see Note 17.

    EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS

    The Company provides a variety of benefit and incentive compensation plans for eligible employees and retirees. Provisions for the costs of these employee benefit and incentive plans and postretirement benefit plans are accrued and charged to expense when the benefit is earned.

    STOCK-BASED COMPENSATION

    The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", on January 1, 1996. SFAS No. 123 establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation plans.

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

    Compensation cost associated with the Company's unvested restricted stock issued under the management stock plan is measured based on the market price of the stock at the grant date and is expensed over the vesting period.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
       OPERATIONS

    PENDING ACCOUNTING PRONOUNCEMENTS

    In December 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", which defers the implementation of SFAS No. 125 for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and similar transactions until January 1, 1998. Management believes that the effect of adoption of SFAS No. 125, for those transactions covered under SFAS No. 127, on the Company's Consolidated Financial Statements will not be material.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these Statements will not impact the Company's consolidated financial position, results of operations, or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective with the year-end 1998 financial statements. In addition, disclosure of comprehensive income is required in the interim financial statements beginning with the first quarter of 1998.

NOTE 2 -- SECURITIES

    The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

SECURITIES AVAILABLE FOR SALE

                                                                      DECEMBER 31,
                           --------------------------------------------------------------------------------------------------
                                                 1997                                              1996
                           ------------------------------------------------  ------------------------------------------------

                                         GROSS        GROSS                                GROSS        GROSS
                           AMORTIZED   UNREALIZED   UNREALIZED      FAIR     AMORTIZED   UNREALIZED   UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)        COST       GAINS        LOSSES       VALUE        COST       GAINS        LOSSES       VALUE
-------------------------  ----------  ----------   ----------   ----------  ----------  ----------   ----------   ----------
U.S. Treasury............  $  987,374   $10,793       $  170     $  997,997  $1,137,992   $ 4,993       $1,933     $1,141,052
Other U.S. government....     709,536     6,005           67        715,474     687,717     4,993          779        691,931
Mortgage-backed
 securities..............     679,692     3,331          265        682,758     193,531       400          274        193,657
State and municipal......      90,937    13,236        --           104,173     101,006    13,749        --           114,755
Corporate debt
 securities..............       2,698       311            1          3,008      --         --           --            --
Equity securities........      28,881     1,596          672         29,805      19,041     2,553        --            21,594
Foreign securities.......       5,132        39        --             5,171       1,136        72        --             1,208
                           ----------  ----------   ----------   ----------  ----------  ----------   ----------   ----------
  Total securities
    available for sale...  $2,504,250   $35,311       $1,175     $2,538,386  $2,140,423   $26,760       $2,986     $2,164,197
                           ----------  ----------   ----------   ----------  ----------  ----------   ----------   ----------
                           ----------  ----------   ----------   ----------  ----------  ----------   ----------   ----------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 2 -- SECURITIES (CONTINUED)
SECURITIES HELD TO MATURITY

                                                                      DECEMBER 31,
                           --------------------------------------------------------------------------------------------------
                                                 1997                                              1996
                           ------------------------------------------------  ------------------------------------------------

                                         GROSS        GROSS                                GROSS        GROSS
                           AMORTIZED   UNREALIZED   UNREALIZED      FAIR     AMORTIZED   UNREALIZED   UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)        COST       GAINS        LOSSES       VALUE        COST       GAINS        LOSSES       VALUE
-------------------------  ----------  ----------   ----------   ----------  ----------  ----------   ----------   ----------
U.S. Treasury............  $   40,092   $ 1,333       $--        $   41,425  $   50,109   $ 1,735       $--        $   51,844
Other U.S. government....      99,520     2,568        --           102,088     139,188     4,412        --           143,600
Mortgage-backed
 securities..............      24,477     1,745           14         26,208      41,985     2,019           68         43,936
State and municipal......      24,686        75        1,367         23,394      36,914       310        2,199         35,025
                           ----------  ----------   ----------   ----------  ----------  ----------   ----------   ----------
  Total securities held
    to maturity..........  $  188,775   $ 5,721       $1,381     $  193,115  $  268,196   $ 8,476       $2,267     $  274,405
                           ----------  ----------   ----------   ----------  ----------  ----------   ----------   ----------
                           ----------  ----------   ----------   ----------  ----------  ----------   ----------   ----------

    The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

MATURITY SCHEDULE OF SECURITIES

                                                                           SECURITIES             SECURITIES
                                                                       AVAILABLE FOR SALE      HELD TO MATURITY
                                                                      --------------------  ----------------------
                                                                       DECEMBER 31, 1997      DECEMBER 31, 1997
                                                                      --------------------  ----------------------
                                                                      AMORTIZED    FAIR      AMORTIZED     FAIR
(DOLLARS IN THOUSANDS)                                                  COST       VALUE       COST        VALUE
--------------------------------------------------------------------  ---------  ---------  -----------  ---------
Due in one year or less.............................................  $ 321,459  $ 322,592   $  22,699   $  22,801
Due after one year through five years...............................  2,101,347  2,122,154     150,467     156,069
Due after five years through ten years..............................     15,950     18,508       2,596       2,536
Due after ten years.................................................     36,613     45,327      13,013      11,709
Equity securities...................................................     28,881     29,805      --          --
                                                                      ---------  ---------  -----------  ---------
    Total securities................................................  $2,504,250 $2,538,386  $ 188,775   $ 193,115
                                                                      ---------  ---------  -----------  ---------
                                                                      ---------  ---------  -----------  ---------

    During the years ended December 31, 1997 and 1996, there were no sales or transfers from the securities held to maturity portfolio. During the quarter ended December 31, 1995, in accordance with guidance issued by the FASB, the Company reclassified from securities held to maturity to securities available for sale approximately $285 million at amortized cost of U.S. Treasury Notes (fair value $285 million) and $64 million at amortized cost of municipal bonds (fair value $72 million).

    In 1997, proceeds from sales of securities available for sale were $172 million with gross realized gains of $3 million and no gross realized losses. In 1996, proceeds from sales of securities available for sale were $20 million with gross realized gains of $5 million and no gross realized losses. In 1995, proceeds from sales of securities available for sale were $241 million with gross realized gains of $2 million and gross realized losses of $3 million.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 3 -- LOANS AND ALLOWANCE FOR CREDIT LOSSES

    A summary of loans net of unearned interest and fees of $128 million and $150 million at December 31, 1997 and 1996, respectively, is as follows:

                                                                                   DECEMBER 31,
                                                                           ----------------------------
(DOLLARS IN THOUSANDS)                                                         1997           1996
-------------------------------------------------------------------------  -------------  -------------
Domestic:
  Commercial, financial and industrial...................................  $  10,746,808  $   9,492,255
  Construction...........................................................        293,333        357,817
  Mortgage:
    Residential..........................................................      2,961,233      2,960,908
    Commercial...........................................................      2,951,807      2,597,616
                                                                           -------------  -------------
      Total mortgage.....................................................      5,913,040      5,558,524
  Consumer:
    Installment..........................................................      2,090,752      2,063,434
    Home equity..........................................................        992,916      1,113,269
    Credit card and other lines of credit................................        270,097        303,235
                                                                           -------------  -------------
      Total consumer.....................................................      3,353,765      3,479,938
  Lease financing........................................................        874,860        800,048
                                                                           -------------  -------------
      Total loans in domestic offices....................................     21,181,806     19,688,582
Loans originated in foreign branches.....................................      1,399,452      1,209,523
                                                                           -------------  -------------
      Total loans........................................................     22,581,258     20,898,105
        Allowance for credit losses......................................        451,692        523,946
                                                                           -------------  -------------
      Loans, net.........................................................  $  22,129,566  $  20,374,159
                                                                           -------------  -------------
                                                                           -------------  -------------

    Changes in the allowance for credit losses were as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------
(DOLLARS IN THOUSANDS)                                              1997         1996         1995
---------------------------------------------------------------  -----------  -----------  -----------
Balance, beginning of year.....................................  $   523,946  $   555,149  $   563,142
Loans charged off..............................................     (122,779)    (119,100)    (133,599)
Loan loss recoveries...........................................       51,014       48,024       72,403
                                                                 -----------  -----------  -----------
    Total net loans charged off................................      (71,765)     (71,076)     (61,196)
Provision for credit losses....................................      --            40,000       53,250
Foreign translation adjustment and other net deductions........         (489)        (127)         (47)
                                                                 -----------  -----------  -----------
Balance, end of year...........................................  $   451,692  $   523,946  $   555,149
                                                                 -----------  -----------  -----------
                                                                 -----------  -----------  -----------

    Nonaccrual loans totaled $109 million and $128 million at December 31, 1997 and 1996, respectively. A significant portion of these loans were real estate related. There were no renegotiated loans at December 31, 1997 and 1996.

    Interest foregone on loans designated as nonaccrual at December 31, 1997, 1996 and 1995 was $6 million, $9 million and $18 million, respectively.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 3 -- LOANS AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)
    LOAN IMPAIRMENT

    Impaired loans of the Company include commercial, financial and industrial, construction and commercial mortgage loans designated as nonaccrual. When the value of an impaired loan is less than the recorded investment in the loan, a portion of the Company's allowance for credit losses is allocated as an impairment allowance.

    Effective January 1, 1995, the Company's policy for recognition of interest income, charge-offs of loans, and application of payments on impaired loans is the same as the policy applied to nonaccrual loans.

    The following table sets forth information about the Company's impaired loans at the dates indicated.

                                                                                          DECEMBER 31,
                                                                               ----------------------------------
(DOLLARS IN THOUSANDS)                                                            1997        1996        1995
-----------------------------------------------------------------------------  ----------  ----------  ----------
Impaired loans with an allowance.............................................  $   59,351  $   69,886  $   58,584
Impaired loans without an allowance(1).......................................      49,033      43,962     114,611
                                                                               ----------  ----------  ----------
    Total impaired loans(2)..................................................  $  108,384  $  113,848  $  173,195
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Allowance for impaired loans.................................................  $    9,418  $   21,260  $   15,837
Average balance of impaired loans during the year............................  $  120,096  $  145,351  $  277,955
Interest income recognized on nonaccrual loans during the year...............  $    2,506  $    4,795  $   10,685

------------

(1) These loans do not require an allowance for credit losses since the fair values of the impaired loans equal or exceed the recorded investments in the loans.

(2) This amount was evaluated for impairment using three measurement methods as follows: $27 million, $38 million, and $64 million was evaluated using the present value of the expected future cash flows at December 31, 1997, 1996 and 1995, respectively; $53 million, $45 million, and $95 million was evaluated using the fair value of the collateral at December 31, 1997, 1996 and 1995, respectively; and $28 million, $31 million, and $14 million was evaluated using historical loss factors at December 31, 1997, 1996 and 1995, respectively.

    RELATED PARTY LOANS

    The Company in some cases makes loans to related parties including its directors, executive officers and their affiliated companies. At December 31, 1997, related party loans outstanding to individuals who served as directors or executive officers at anytime during the year totaled $38 million as compared to $79 million at December 31, 1996. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing at the date these loans were made. During 1997 and 1996, there were no loans to related parties which were charged off. Additionally, at December 31, 1997 and 1996, there were no loans to related parties which were nonperforming.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 4 -- PREMISES AND EQUIPMENT

    Premises and equipment are carried at cost, less accumulated depreciation and amortization. As of December 31, 1997 and 1996, the amounts were:

                                                                            DECEMBER 31,
                                      ----------------------------------------------------------------------------------------
                                                         1997                                         1996
                                      -------------------------------------------  -------------------------------------------
                                                      ACCUMULATED                                  ACCUMULATED
                                                   DEPRECIATION AND    NET BOOK                 DEPRECIATION AND    NET BOOK
(DOLLARS IN THOUSANDS)                   COST        AMORTIZATION        VALUE        COST        AMORTIZATION        VALUE
------------------------------------  -----------  -----------------  -----------  -----------  -----------------  -----------
Land................................  $    69,290    $    --          $    69,290  $    73,309    $    --          $    73,309
Premises............................      253,752          101,997        151,755      264,545           98,785        165,760
Leasehold improvements..............      135,609           80,019         55,590      124,065           75,264         48,801
Furniture, fixtures and equipment...      400,774          271,110        129,664      362,063          239,312        122,751
                                      -----------  -----------------  -----------  -----------  -----------------  -----------
  Total.............................  $   859,425    $     453,126    $   406,299  $   823,982    $     413,361    $   410,621
                                      -----------  -----------------  -----------  -----------  -----------------  -----------
                                      -----------  -----------------  -----------  -----------  -----------------  -----------

    Rental, depreciation and amortization expense were as follows:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
(DOLLARS IN THOUSANDS)                                                               1997       1996       1995
---------------------------------------------------------------------------------  ---------  ---------  ---------
Rental expense of premises.......................................................  $  46,556  $  66,189  $  53,493
Less: rental income..............................................................     11,049     11,904     11,050
                                                                                   ---------  ---------  ---------
  Net rental expense.............................................................  $  35,507  $  54,285  $  42,443
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Other net rental expense, primarily for equipment................................  $     298  $   2,218  $   2,705
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Depreciation and amortization of premises and equipment..........................  $  53,652  $  51,821  $  49,036
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    Future minimum operating lease payments are as follows.

(DOLLARS IN THOUSANDS)                                                                           DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------  -----------------
Years Ending December 31,
    1998.......................................................................................     $    48,156
    1999.......................................................................................          46,564
    2000.......................................................................................          38,078
    2001.......................................................................................          33,793
    2002.......................................................................................          23,654
    Later years................................................................................         127,654
                                                                                                       --------
Total minimum operating lease payments.........................................................     $   317,899
                                                                                                       --------
                                                                                                       --------
Minimum rental income due in the future under noncancellable subleases.........................     $    36,349
                                                                                                       --------
                                                                                                       --------

    Included in other liabilities in the accompanying December 31, 1997 Consolidated Balance Sheet is $13 million of future operating lease payments accrued in connection with the Merger (also see Note 7).

    A majority of the leases provide for the payment of taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions, escalation

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 4 -- PREMISES AND EQUIPMENT (CONTINUED) clauses and purchase options. There are no restrictions on paying dividends, incurring additional debt or negotiating additional leases under the terms of the present lease agreements.

NOTE 5 -- DEPOSITS

    At December 31, 1997, the Company had $155 million in domestic interest bearing time deposits exceeding $100,000 with a remaining term of greater than one year. Maturity information for those deposits is summarized below.

(DOLLARS IN THOUSANDS)                                                                 DECEMBER 31, 1997
-------------------------------------------------------------------------------------  -----------------
Due after one year through two years.................................................     $    82,707
Due after two years through three years..............................................          30,064
Due after three years through four years.............................................          21,854
Due after four years through five years..............................................          17,642
Due after five years.................................................................           2,681
                                                                                             --------
    Total............................................................................     $   154,948
                                                                                             --------
                                                                                             --------

    Substantially all of the foreign interest bearing time deposits exceeding $100,000 mature in less than one year.

NOTE 6 -- EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS

    RETIREMENT PLANS

    Between April 1, 1996 and December 31, 1996, the Company maintained two retirement plans, one covering former Union Bank employees and the other covering former BanCal Tri-State Corporation employees. Effective January 1, 1997, the Union Bank Retirement Plan was amended and renamed the Union Bank of California, N.A. Retirement Plan (the Plan). In addition, the plan covering former BanCal Tri-State Corporation employees was terminated and all account balances became fully vested. Employees of the former BanCal Tri-State Corporation entered the Plan on January 1, 1997.

    The Plan is a noncontributory defined benefit plan that provides retirement benefits based on years of credited service and the final average compensation amount, as defined in the Plan. Employees become eligible for this plan after one year of service and become fully vested after five years of service. Prior Bank of California participants received credited service from date of hire for vesting, eligibility and early retirement purposes, but only received service from January 1, 1997 for benefit purposes. The Company's funding policy is to make contributions equal to the maximum deductible amount as allowed by the Internal Revenue Code. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future. Plan assets are invested in U.S. government securities, corporate bonds, and commingled investment funds.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 6 -- EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
    The following sets forth the funded status of the Plan and the amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1997 and 1996.

                                                                                      DECEMBER 31,
                                                                                ------------------------
(DOLLARS IN THOUSANDS)                                                             1997         1996
------------------------------------------------------------------------------  -----------  -----------
Accumulated benefit obligation:
  Actuarial present value of benefits for services rendered to date:
    Vested....................................................................  $  (297,646) $  (241,188)
    Non-vested................................................................      (30,858)     (27,821)
                                                                                -----------  -----------
      Total...................................................................  $  (328,504) $  (269,009)
                                                                                -----------  -----------
                                                                                -----------  -----------
Projected benefit obligation..................................................  $  (400,958) $  (323,646)

Fair value of plan assets.....................................................      460,501      381,194
                                                                                -----------  -----------
  Projected benefit obligation less than plan assets..........................       59,543       57,548
Prior service cost not yet recognized in net periodic pension cost............       12,915        5,165
Unrecognized net gain due to change of assumptions and experience different
 from assumptions made........................................................      (37,717)     (29,660)
Unrecognized transition asset at January 1, 1986, being recognized over 13.4
 years........................................................................         (210)        (359)
                                                                                -----------  -----------
      Prepaid pension costs included in other assets..........................  $    34,531  $    32,694
                                                                                -----------  -----------
                                                                                -----------  -----------

    The following items are components of net pension expense.

                                                                           YEARS ENDED DECEMBER 31,
                                                                      ----------------------------------
(DOLLARS IN THOUSANDS)                                                   1997        1996        1995
--------------------------------------------------------------------  ----------  ----------  ----------
Service cost -- present value of benefits earned....................  $   20,667  $   12,651  $   10,516
Interest cost on projected benefit obligation.......................      25,049      22,043      19,637
Less return on plan assets:
  Actual gain.......................................................     (66,819)    (44,210)    (63,304)
  Gains in excess of expected return on plan assets.................      39,700      20,333      42,286
                                                                      ----------  ----------  ----------
    Expected return on plan assets..................................     (27,119)    (23,877)    (21,018)
Amortization of prior service cost..................................       3,175       2,108       2,108
Amortization of transition asset....................................        (149)       (149)       (149)
                                                                      ----------  ----------  ----------
    Net pension expense.............................................  $   21,623  $   12,776  $   11,094
                                                                      ----------  ----------  ----------
                                                                      ----------  ----------  ----------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 6 -- EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
    The following summarizes the assumptions used in computing the present value of the accumulated benefit obligation, the present value of the projected benefit obligation and the net pension expense.

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                -------------------------------
                                                                                  1997       1996       1995
                                                                                ---------  ---------  ---------
Discount rate in determining expense..........................................       7.50%      7.50%      7.50%
Discount rate in determining benefit obligations at year end..................       7.00       7.50       7.50
Rate of increase in future compensation levels for determining expense........       5.50       5.50       5.50
Rate of increase in future compensation levels for determining benefit
 obligations at year end......................................................       5.00       5.50       5.50
Expected return on plan assets................................................       8.25       8.25       8.25

    The former BanCal Tri-State Corporation retirement plan, which was terminated effective January 1, 1997, was a defined contribution plan. The Company's expense for pension contributions for the years ended December 31, 1996 and 1995 was $5 million and $6 million, respectively.

    EXECUTIVE SUPPLEMENTAL BENEFIT PLANS

    The Company has several Executive Supplemental Benefit Plans (ESBP) which provide eligible employees with supplemental retirement benefits. The plans are unfunded. The accrued liability for ESBP's included in other liabilities in the Consolidated Balance Sheets was $39 million at December 31, 1997 and $35 million at December 31, 1996. The Company's expense relating to the ESBP's was $4 million for each of the years ended December 31, 1997 and 1996 and $3 million for the year ended December 31, 1995.

    SECTION 401(K) SAVINGS PLANS

    The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least one year of service are eligible to participate in the plan. Employees may contribute up to 16 percent of their pre-tax covered compensation or up to 10 percent of their after-tax covered compensation through salary deductions. The Company contributes 50 percent of every pre-tax dollar an employee contributes up to the first 6 percent of the employee's pre-tax covered compensation. Effective January 1, 1997, employees are fully vested in the employer's contributions immediately. In addition, the Company may make a discretionary annual profit-sharing contribution up to 2.5 percent of an employee's pay. This profit-sharing contribution is for all eligible employees, regardless of whether an employee is participating in the 401(k) plan, and depends on the Bank's annual financial performance. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $13 million, $9 million and $9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

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

    The following table sets forth the plan's combined funded status recognized.

                                                                                    DECEMBER 31,
                                                                             --------------------------
(DOLLARS IN THOUSANDS)                                                           1997          1996
---------------------------------------------------------------------------  ------------  ------------
Accumulated postretirement benefit obligation:
  Retirees.................................................................   $  (48,519)   $  (48,747)
  Fully eligible plan participants.........................................      (12,208)      (11,876)
  Other active plan participants...........................................      (18,581)      (19,651)
                                                                             ------------  ------------
    Accumulated postretirement obligation..................................      (79,308)      (80,274)
Fair value of plan assets..................................................       31,136        21,703
                                                                             ------------  ------------
  Accumulated postretirement obligation in excess of plan assets...........      (48,172)      (58,571)
Unrecognized net gain due to change in assumption and experience different
 from assumptions made.....................................................      (21,119)      (14,829)
Unrecognized transition obligation.........................................       59,813        63,800
                                                                             ------------  ------------
    Accrued postretirement benefit cost....................................   $   (9,478)   $   (9,600)
                                                                             ------------  ------------
                                                                             ------------  ------------

    The following table sets forth the components of postretirement benefit expense.

                                                                      YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
(DOLLARS IN THOUSANDS)                                            1997          1996          1995
------------------------------------------------------------  ------------  ------------  ------------
Service cost................................................   $    3,123    $    1,741    $    1,792
Interest cost...............................................        5,150         5,581         6,091
Actual return on plan assets................................       (4,445)       (2,590)       (3,337)
Net amortization and deferral...............................        4,826         4,397         5,559
                                                              ------------  ------------  ------------
  Net periodic postretirement benefit cost..................   $    8,654    $    9,129    $   10,105
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------

Postretirement benefit claims paid for the year.............   $    3,787    $    3,808    $    5,309
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------

    The unrecognized transition obligation recorded on January 1, 1993 is being amortized over 20 years.

    For 1997, the Company assumed a 9 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan and a 4 percent annual rate of increase was assumed for the health maintenance organization (HMO) plan. For future periods, the rate for the indemnity plan was expected to gradually decrease from 9 percent to 5.5 percent in 2007 and remain at

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 6 -- EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
that level thereafter. The rate for the HMO plan was expected to increase after one year of being at a low rate and then gradually decrease to 5.5 percent in the year 2007 and thereafter.

    The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $11 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $1 million.

    For 1996, the Company assumed a 9 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan and a 4 percent annual rate of increase was assumed for the HMO plan. For future periods the assumed rate for the indemnity plan gradually decreased from 9 percent to
5.5 percent in 2007 and remained level thereafter. The assumed rate of change on the HMO plan increased to 7 percent in 1997 and then gradually decreased to 5.5 percent in the year 2007 and thereafter.

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

    For 1995, former BanCal Tri-State Corporation assumed an 11.5 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan. For future periods, the assumed rate for the indemnity plan gradually decreased from 11.5 percent to 5.5 percent in 2003 and remained level thereafter.

    The discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 7.00% as of December 31, 1997 and 7.50% as of December 31, 1996 and 1995. The estimated rate of return on plan assets was 8.00% as of December 31, 1997, 1996 and 1995.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 7 -- OTHER EXPENSES

    The detail of other expenses is as follows:

                                                                          YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------
(DOLLARS IN THOUSANDS)                                                  1997        1996        1995
-------------------------------------------------------------------  ----------  ----------  ----------
Communications.....................................................  $   42,372  $   40,133  $   35,806
Credit card processing.............................................      42,274      37,091      31,288
Advertising and public relations...................................      28,664      28,788      20,911
Professional services..............................................      28,075      24,342      26,197
Data processing....................................................      25,973      22,140      18,557
Printing and office supplies.......................................      24,098      27,085      22,626
Regulatory assessments.............................................       5,778       4,048      23,431
Other..............................................................     129,251     114,400     117,908
                                                                     ----------  ----------  ----------
    Total other expenses...........................................  $  326,485  $  298,027  $  296,724
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------

    Merger and integration expense of $6 million and $117 million, as summarized in the following table, was incurred in 1997 and 1996, respectively, in connection with the Merger.

                                                                                   YEARS ENDED DECEMBER
                                                                                            31,
                                                                                   ---------------------
(DOLLARS IN THOUSANDS)                                                               1997        1996
---------------------------------------------------------------------------------  ---------  ----------
Balance, accrued merger and integration expense, beginning of period.............  $  54,344  $   --
Provision for merger and integration costs.......................................      6,037     117,464
Utilization:
  Cash...........................................................................     35,809      40,155
  Noncash........................................................................      1,642      22,965
                                                                                   ---------  ----------
    Total utilization............................................................     37,451      63,120
                                                                                   ---------  ----------
Balance, accrued merger and integration expense, end of period...................  $  22,930  $   54,344
                                                                                   ---------  ----------
                                                                                   ---------  ----------

    Total merger and integration expense of $124 million was recorded to cover $38 million of personnel expense for severance, retention and other employee related costs, $54 million for facilities expense related to redundant banking facilities, and $32 million in professional services and other expense. At December 31, 1997, the liability balance included amounts primarily for severance payments that are being paid on a periodic basis and for operating lease payments related to redundant banking facilities which are continuing over the expected term of the leases.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 8 -- INCOME TAXES

    The components of income tax expense were as follows:

                                                                          YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------
(DOLLARS IN THOUSANDS)                                                  1997        1996        1995
-------------------------------------------------------------------  ----------  ----------  ----------
Taxes currently payable:
  Federal..........................................................  $  168,375  $   86,159  $   96,732
  State............................................................       8,441      23,180      42,356
  Foreign..........................................................       2,092       2,895       3,430
                                                                     ----------  ----------  ----------
    Total currently payable........................................     178,908     112,234     142,518
                                                                     ----------  ----------  ----------
Taxes deferred:
  Federal..........................................................      49,437      47,575      34,839
  State............................................................      10,499       3,455      16,005
  Foreign..........................................................        (122)       (372)         (3)
                                                                     ----------  ----------  ----------
    Total deferred.................................................      59,814      50,658      50,841
                                                                     ----------  ----------  ----------
    Total income tax expense.......................................  $  238,722  $  162,892  $  193,359
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------

    The components of the net deferred tax balances of the Company were as follows:

                                                                                       DECEMBER 31,
                                                                                  ----------------------
(DOLLARS IN THOUSANDS)                                                               1997        1996
--------------------------------------------------------------------------------  ----------  ----------
Deferred tax assets:
  Allowance for credit losses...................................................  $  169,769  $  195,128
  Accrued income & expense......................................................      21,987      31,964
  Accrued merger expense........................................................      15,641      22,051
  Deferred state taxes..........................................................      21,063      13,572
  Other.........................................................................       7,585       2,567
                                                                                  ----------  ----------
    Total deferred tax assets...................................................     236,045     265,282
                                                                                  ----------  ----------
Deferred tax liabilities:
  Leasing.......................................................................     297,891     276,922
  Depreciation..................................................................      17,192      13,809
  Unrealized gain on securities available for sale..............................      13,536       9,711
                                                                                  ----------  ----------
    Total deferred tax liabilities..............................................     328,619     300,442
                                                                                  ----------  ----------
      Net deferred tax liability................................................  $   92,574  $   35,160
                                                                                  ----------  ----------
                                                                                  ----------  ----------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 8 -- INCOME TAXES (CONTINUED)
    The following table is an analysis of the effective tax rate.

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                              1997  1996  1995
                                                              ---   ---   ---
Federal income tax rate.....................................  35%   35%   35%
Net tax effects of:
  State income taxes, net of federal income tax benefit.....   2     4     5
  Tax-exempt interest income................................  (1)   (1)   (1)
  Amortization of intangibles...............................   1     1     1
  Other.....................................................  --     1    (2)
                                                              ---   ---   ---
    Effective tax rate......................................  37%   40%   38%
                                                              ---   ---   ---
                                                              ---   ---   ---

    During 1997 the Company received a refund from the State of California Franchise Tax Board of approximately $25 million (net of federal taxes of $17 million) in settlement of litigation, administration and audit disputes covering the years 1975-1987. The refund was recorded as a reduction to state income tax expense.

    Federal and state tax returns for several years are under or subject to examination by the respective taxing authorities. Although the ultimate outcome of such examinations cannot be determined at this time, management believes that the resolution of issues that have been or may be raised will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 9 -- BORROWED FUNDS

    The following is a summary of the major categories of borrowed funds.

                                                   DECEMBER 31,
                                          -------------------------------
(DOLLARS IN THOUSANDS)                         1997             1996
----------------------------------------  --------------   --------------
Federal funds purchased and securities
 sold under repurchase agreements with
 weighted average interest rates of
 5.38% and 5.09% at December 31, 1997
 and 1996, respectively.................  $    1,335,884   $    1,322,654
Commercial paper, with weighted average
 interest rates of 5.64% and 5.34% at
 December 31, 1997 and 1996,
 respectively...........................         966,575        1,495,463
Other borrowed funds, with weighted
 average interest rates of 6.23% and
 5.66% at December 31, 1997 and 1996,
 respectively...........................         476,010          749,422
                                          --------------   --------------
    Total borrowed funds................  $    2,778,469   $    3,567,539
                                          --------------   --------------
                                          --------------   --------------

Federal funds purchased and securities
 sold under repurchase agreements:
  Maximum outstanding at any month
    end.................................  $    1,575,930   $    1,322,654
  Average balance during the year.......       1,097,707          933,433
  Weighted average interest rate during
    the year............................            5.33%            5.05%

Commercial paper:
  Maximum outstanding at any month
    end.................................  $    1,876,135   $    1,854,576
  Average balance during the year.......       1,637,070        1,620,087
  Weighted average interest rate during
    the year............................            5.49%            5.40%

Other borrowed funds:
  Maximum outstanding at any month
    end.................................  $      851,694   $    1,697,236
  Average balance during the year.......         635,900        1,119,051
  Weighted average interest rate during
    the year............................            5.42%            5.59%

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 10 -- SUBORDINATED CAPITAL NOTES AND PREFERRED STOCK

    The following is a summary of capital notes which are subordinated to other obligations of the Company.

                                                                                       DECEMBER 31,
                                                                                  ----------------------
(DOLLARS IN THOUSANDS)                                                               1997        1996
--------------------------------------------------------------------------------  ----------  ----------
Floating rate notes due June 2007. These notes bear interest at 0.325% above
 3-month London Interbank Offered Rate (LIBOR) and are payable to the holder of
 the note (BTM at December 31, 1997)............................................  $  200,000  $   --
Floating rate notes due July 2000. These notes bear interest at 0.30% above
 3-month LIBOR..................................................................      98,000      98,000
Floating rate notes due July 1997 and July 1998. These notes bear interest at
 0.25% above 3-month LIBOR and are payable to BTM...............................      50,000     100,000
8.00% fixed rate notes due February 2002. The notes were called at par on
 February 25, 1997..............................................................      --         100,000
6.67% fixed rate notes due August 2002. The notes were called at par on August
 20, 1997.......................................................................      --          50,000
Fixed rate and floating rate notes matured in October 1997, with $23,000 bearing interest at fixed rates of 10.05% to 10.14% and notes totaling $11,000 bearing
 interest at 0.375% above 3-month LIBOR.........................................      --          34,000
                                                                                  ----------  ----------
    Total subordinated capital notes............................................  $  348,000  $  382,000
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    All of the above notes qualify as Tier 2 risk-based capital under the Federal Reserve guidelines for assessing regulatory capital. For the total risk-based capital ratio, the amount of notes which qualify as capital is reduced as the notes approach maturity. At December 31, 1997 and 1996, $239 million and $219 million, respectively, of the notes qualified as risk-based capital.

    Provisions of several of the notes restrict the use of the Company's property as security for borrowings, and place limitations on leases, indebtedness, distributions to shareholders, mergers, sales of certain assets, transactions with affiliates and changes in majority stock ownership of the Company.

    The following table presents the maturities of subordinated capital notes.

(DOLLARS IN THOUSANDS)                                                       DECEMBER 31, 1997
---------------------------------------------------------------------------  -----------------
Years ending December 31,
  1998.....................................................................     $    50,000
  2000.....................................................................          98,000
  Years after 2002.........................................................         200,000
                                                                                   --------
    Total..................................................................     $   348,000
                                                                                   --------
                                                                                   --------

    At December 31, 1996, the Company had outstanding 1,350,000 shares (or 5,400,000 depositary shares) of 8 3/8% Noncumulative Preferred Stock, Series A (Preferred Stock) totaling $135 million. On September 3, 1997, the Company redeemed all 1,350,000 outstanding shares of its Preferred Stock, reducing shareholders' equity by $135 million. The redemption price was equal to the stated value of $100 per share of Preferred Stock (equivalent to $25 per depositary share), plus $2 million in accrued and

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 10 -- SUBORDINATED CAPITAL NOTES AND PREFERRED STOCK (CONTINUED) unpaid dividends to the redemption date. The redemption was funded by proceeds from the issuance of $200 million in subordinated capital notes in June 1997.

NOTE 11 -- DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

    The Company has a dividend reinvestment and stock purchase plan for shareholders. The plan allows shareholders to automatically reinvest all or part of their dividends in additional shares of the Company's common stock at a cost of 5 percent below the market price. Participating shareholders also have the option of purchasing additional shares at the full market price with cash payments of $25 to $3,000 per quarter. The Company obtains shares required for reinvestment through open market purchases or by the issuance of new shares from its authorized but unissued stock. During 1997, 1996 and 1995, 43,709, 51,908 and 620,678 shares, respectively, were required for dividend reinvestment purposes, of which 1,229, 23,902 and 620,678 shares were considered new issuances during 1997, 1996 and 1995, respectively. BTM discontinued its participation in the plan after the quarter ended March 31, 1995 and did not participate in the plan as of December 31, 1997.

NOTE 12 -- MANAGEMENT STOCK PLAN

    The Company has a management stock plan (the Stock Plan) which has 2,200,000 shares of the Company's common stock authorized to be awarded to key employees and outside directors of the Company and its subsidiaries at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the Committee). The combined number of shares that are granted under the Stock Plan cannot exceed 2,200,000 shares of the Company's common stock. Committee members and employees on rotational assignment from BTM are not eligible for stock awards.

    The Committee determines the term of each stock option grant, up to a maximum of ten years from the date of grant. The exercise price of the options issued under the Stock Plan shall not be less than the fair market value on the date the option is granted. Unvested restricted stock issued under the Stock Plan is shown as a reduction to retained earnings. The value of the restricted shares at the date of grant is amortized to compensation expense over its vesting period. All cancelled or forfeited options and restricted stock become available for future grants.

    In 1997, 1996 and 1995, the Company granted options to various key employees, including principal officers, under the Stock Plan. The stock options vest pro rata on each anniversary of the grant date and become fully exercisable three years from the grant date, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies, is permanently and totally disabled, or retires under certain grant, age and service conditions.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 12 -- MANAGEMENT STOCK PLAN (CONTINUED)
    The following is a summary of stock option transactions under the Stock
Plan.

                                                           YEARS ENDED DECEMBER 31,
                        ----------------------------------------------------------------------------------------------
                                     1997                            1996                            1995
                        ------------------------------  ------------------------------  ------------------------------
                         NUMBER OF   WEIGHTED-AVERAGE    NUMBER OF   WEIGHTED-AVERAGE    NUMBER OF   WEIGHTED-AVERAGE
                          SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                        -----------  -----------------  -----------  -----------------  -----------  -----------------
Options outstanding,
 beginning of year....     421,269       $   36.38         360,702       $   31.25         246,834       $   29.82
  Granted.............     147,300           66.38          92,400           54.88         129,700           33.75
  Exercised...........     (96,343)          32.53         (26,832)          32.06         (15,832)          29.49
  Forfeited...........      (6,500)          66.38          (5,001)         --              --              --
                        -----------                     -----------                     -----------
Options outstanding,
 end of year..........     465,726       $   46.24         421,269       $   36.38         360,702       $   31.25
                        -----------                     -----------                     -----------
                        -----------                     -----------                     -----------
Options exercisable,
 end of year..........     237,369       $   34.49         228,715       $   31.15         135,822       $   29.34
                        -----------                     -----------                     -----------
                        -----------                     -----------                     -----------

    The weighted-average fair value of options granted was $20.82 during 1997, $18.01 during 1996, and $9.38 during 1995.

    The following table summarizes information about stock options outstanding.

                         OPTIONS OUTSTANDING AT DECEMBER 31, 1997          OPTIONS EXERCISABLE AT
                     ------------------------------------------------        DECEMBER 31, 1997
                                  WEIGHTED-AVERAGE                     ------------------------------
     RANGE OF          NUMBER        REMAINING      WEIGHTED-AVERAGE     NUMBER     WEIGHTED-AVERAGE
  EXERCISE PRICES    OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
-------------------  -----------  ----------------  -----------------  -----------  -----------------
  $20.00 - 27.25         89,136      5.0 years          $   25.02          89,136       $   25.02
   33.75 - 38.50        152,038         6.2                 35.29         116,289           35.76
       54.88             83,752         7.7                 54.88          27,944           54.88
       66.38            140,800         9.1                 66.38           4,000           66.38
                     -----------                                       -----------
                        465,726                                           237,369
                     -----------                                       -----------
                     -----------                                       -----------

    In 1997, 1996 and 1995, the Company also granted 59,440, 44,480 and 77,070 shares, respectively, of restricted stock to key officers, including executive officers, under the Stock Plan. The awards of restricted stock vest pro rata on each anniversary of the grant date and become fully vested four years from the grant date, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies, is permanently and totally disabled, or retires under certain grant, age and service conditions. Restricted shareholders have the right to vote their restricted shares and receive dividends.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 12 -- MANAGEMENT STOCK PLAN (CONTINUED)
    The following is a summary of restricted stock transactions under the Stock Plan.

                                                            YEARS ENDED DECEMBER 31,
                         ----------------------------------------------------------------------------------------------
                                      1997                            1996                            1995
                         ------------------------------  ------------------------------  ------------------------------
                                      WEIGHTED-AVERAGE                WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                          NUMBER OF      GRANT DATE       NUMBER OF      GRANT DATE       NUMBER OF      GRANT DATE
                           SHARES        FAIR VALUE        SHARES        FAIR VALUE        SHARES        FAIR VALUE
                         -----------  -----------------  -----------  -----------------  -----------  -----------------
Restricted stock awards
 outstanding, beginning
 of year...............     388,940       $   30.12         348,317       $   26.96         272,536       $   24.74
  Granted..............      59,440           66.54          44,480           54.88          77,070           34.84
  Cancelled............      (2,641)          60.24          (3,857)          32.33          (1,289)          29.15
                         -----------                     -----------                     -----------
Restricted stock awards
 outstanding, end of
 year..................     445,739       $   34.78         388,940       $   30.12         348,317       $   26.96
                         -----------                     -----------                     -----------
                         -----------                     -----------                     -----------
Restricted stock awards
 vested, end of year...     314,246       $   27.50         254,890       $   25.06         189,483       $   23.43
                         -----------                     -----------                     -----------
                         -----------                     -----------                     -----------

    At December 31, 1997, 1996 and 1995, 1,121,862, 319,461 and 447,483 shares, respectively, were available for future grants as either stock options or restricted stock under the Stock Plan.

    The Company follows the intrinsic value based method in accounting for its employee stock-based compensation plan. Accordingly, no compensation cost has been recognized for its stock option grants. Had compensation cost for the Company's stock-based plan been determined based on the fair value at the grant dates for awards under that plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have decreased to the pro forma amounts indicated in the following table. Options that were granted prior to January 1, 1995 with vesting periods in 1995 and later are excluded from the pro forma results indicated for 1996 and 1995 in the following table.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                 1997        1996        1995
-------------------------------------------------------------------------  ----------  ----------  ----------
Net income...............................................     As reported  $  411,296  $  249,458  $  312,942
                                                                Pro forma     410,068     248,874     312,691
Net income applicable to common stock....................     As reported  $  379,792  $  225,080     284,196
                                                                Pro forma     378,564     224,496     283,945
Net income per common share -- basic.....................     As reported  $     6.93  $     4.11  $     5.21
                                                                Pro forma        6.90        4.10        5.21
Net income per common share -- diluted...................     As reported  $     6.90  $     4.10  $     5.20
                                                                Pro forma        6.88        4.09        5.20

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 12 -- MANAGEMENT STOCK PLAN (CONTINUED)
    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made in 1997, 1996 and 1995: risk-free interest rates of 6.6% in 1997, 6.3% in 1996 and 7.1% in 1995; expected volatility of 26% in 1997, 28% in 1996 and 28% in 1995; expected lives of 6, 7 and 7 years for 1997, 1996 and 1995, respectively, and expected dividend yields of 2.1% in 1997, 2.6% in 1996 and 4.2% in 1995.

    Effective January 1, 1997, the Company established a Performance Share Plan. Eligible participants may earn performance share awards to be redeemed in cash three years after the date of grant. Performance shares are linked to shareholder value in two ways: (1) the market price of the Company's common stock, and (2) return on assets, a performance measure closely linked to value creation. Eligible participants generally receive grants of performance shares annually. The total number of performance shares granted under the plan cannot exceed 200,000 and in 1997 the Company granted 4,800 shares. The value of a performance share is equal to the market price of the Company's common stock. All cancelled or forfeited performance shares become available for future grants.

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. All of the fair values presented below have been made under this definition of fair value unless otherwise disclosed.

    It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 1997 and 1996, as more fully described below. It should be noted that the operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of an institution's inherent value is its capitalization and franchise value. Neither of these components have been given consideration in the presentation of fair values which follow.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The table below presents the carrying value and fair value of the specified assets and liabilities held by the Company.

                                                                             DECEMBER 31,
                                                     ------------------------------------------------------------
                                                                 1997                           1996
                                                     -----------------------------  -----------------------------

(DOLLARS IN THOUSANDS)                               CARRYING VALUE   FAIR VALUE    CARRYING VALUE   FAIR VALUE
---------------------------------------------------  --------------  -------------  --------------  -------------
ASSETS
Cash and cash equivalents..........................   $  3,199,455   $   3,199,455   $  3,937,697   $   3,937,697
Trading account assets.............................        554,463         554,463        617,464         617,464
Securities available for sale......................      2,538,386       2,538,386      2,164,197       2,164,197
Securities held to maturity........................        188,775         193,115        268,196         274,405
Loans, net of allowance for credit losses..........     22,129,566      22,351,360     20,374,159      20,651,969

LIABILITIES
Deposits:
  Noninterest bearing..............................      8,849,544       8,849,544      7,655,109       7,655,109
  Interest bearing.................................     14,446,830      14,453,029     13,877,851      13,885,504
                                                     --------------  -------------  --------------  -------------
    Total deposits.................................     23,296,374      23,302,573     21,532,960      21,540,613
Borrowed funds.....................................      2,778,469       2,775,531      3,567,539       3,567,836
Subordinated capital notes.........................        348,000         348,000        382,000         388,388

    The Company is also a party to financial instruments that are not reflected on the balance sheet but represent obligations of the Company in the normal course of business. For information regarding the fair value of off-balance sheet financial instruments, see Note 14.

    The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value.

    CASH AND CASH EQUIVALENTS: The book value of cash and cash equivalents is considered a reasonable estimate of fair value.

    TRADING ACCOUNT ASSETS: Trading account assets are short term in nature and valued at market based on quoted market prices or dealer quotes. If a quoted market price is not available, the recorded amounts are estimated using quoted market prices for similar securities. Thus, carrying value is considered a reasonable estimate of fair value for these financial instruments.

    SECURITIES: The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Available for sale securities are carried at their aggregate fair value, while held to maturity securities are carried at amortized cost.

    LOANS: The fair value for performing fixed and non-reference rate loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities and where available, discount rates were based on current market rates.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The fair value of performing loans tied to the Company's reference rate with normal credit risk is assumed to approximate their book value. The fair value for these floating rate loans with increasing credit risk was estimated by calculating their present value using a yield the Company would currently require for loans with similar terms to borrowers with similar credit quality.

    Loans which are on nonaccrual status were not included in the loan valuation methods discussed previously. The fair value of these assets was estimated assuming these loans were sold on a liquidation basis.

    The fair value of performing mortgage loans was based on quoted market prices for loans with similar credit and interest rate risk characteristics.

    The fair value of performing credit card loans and credit lines is assumed to approximate their book value. The fair value was estimated for credit card loans and credit lines which were past due at December 31, 1997 and 1996 by segregating them according to their past due status and then discounting them based on the Company's historical probability of loss.

    NONINTEREST BEARING DEPOSITS: The fair value of noninterest bearing deposits is the amount payable on demand at the reporting date. The fair value of the demand deposit intangible has not been estimated.

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

NOTE 14 -- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

    These financial instruments involve, to varying degrees, elements of credit and market risk which are not recognized on the balance sheet. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract which exceeds the value of the existing collateral, if any. Market risk is the possibility that future changes in market conditions may make the financial instrument less valuable.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 14 -- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

  DERIVATIVE INSTRUMENTS

    The fair value of the derivative financial instruments was calculated based on quoted market prices where available or if quoted market prices were not available, the Company used the estimated amount it would receive or pay to offset or terminate the agreements at December 31, 1997 based upon the terms of such contracts relative to prevailing interest rates.

  TRADING ACTIVITIES IN DERIVATIVE INSTRUMENTS

    The following table reflects the Company's positions relating to trading activities in derivative instruments. Trading activities include both activities for the Company's own account and for customers. At December 31, 1997 and 1996, the majority of the Company's derivative transactions for customers are hedged with essentially offsetting contracts with other counterparties. The average fair value of derivatives held or written for trading purposes during the year is not significant. The notional amount of derivative instruments reflects the extent of the Company's involvement in these instruments. For interest rate swap, cap and floor agreements, notional amounts do not represent exposure to credit or market risk. Notional amounts are not exchanged, but serve as a point of reference for calculating payments.

    The following is a summary of derivative instruments held or written for trading purposes.

                                                                                  DECEMBER 31,
                                                     ----------------------------------------------------------------------
                                                                    1997                                1996
                                                     -----------------------------------  ---------------------------------
                                                      NOTIONAL     CREDIT     ESTIMATED   NOTIONAL    CREDIT     ESTIMATED
(DOLLARS IN THOUSANDS)                                 AMOUNTS     RISK(1)   FAIR VALUE    AMOUNTS    RISK(1)   FAIR VALUE
---------------------------------------------------  -----------  ---------  -----------  ---------  ---------  -----------
HELD OR WRITTEN FOR TRADING PURPOSES AND CUSTOMER
 ACCOMMODATIONS
Foreign exchange forward contracts:
  Commitments to purchase..........................  $   531,330  $     366   $ (34,304)  $ 403,602  $   2,813   $ (11,735)
  Commitments to sell..............................      709,512     40,671      40,274     530,923     18,958      14,759
Foreign exchange OTC options:
  Options purchased................................       46,533     --            (634)     --         --          --
  Options written..................................       46,533        637         637      --         --          --
Currency swap agreements:
  Commitments to pay...............................       55,725     --          (5,971)     64,817      4,821       3,193
  Commitments to receive...........................       55,725      5,971       5,971      38,417      1,628       1,595
Interest rate contracts:
  Caps purchased...................................    1,189,791        796         796     994,605      1,858       1,837
  Floors purchased.................................      119,000        612         612     147,250      1,149       1,149
  Caps written.....................................    1,189,791     --            (796)    994,605         21      (1,838)
  Floors written...................................      119,000     --            (612)    147,250     --          (1,149)
  Swap contracts:
    Pay variable/receive variable..................       58,000        301      --          10,000         28           1
    Pay fixed/receive variable.....................      976,180        364     (29,579)    788,165      1,064     (17,592)
    Pay variable/receive fixed.....................      976,180     30,240      29,926     788,165     19,623      18,674

---------------
(1) Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by counterparties.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 14 -- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)
  ASSET AND LIABILITY MANAGEMENT DERIVATIVE INSTRUMENTS

    Derivative positions are integral components of the Company's designated asset and liability management activities. Therefore, the Company does not believe it is meaningful to separately analyze the derivatives component of its risk management activities in isolation from related positions. The Company uses interest rate derivative instruments as part of its management of asset and liability positions. Derivatives are used to manage interest rate risk relating to specified groups of assets and liabilities, including LIBOR based commercial loans, deposit liabilities and certain subordinated capital notes. The Company uses foreign currency forward contracts as a means of managing foreign exchange rate risk associated with assets or liabilities denominated in foreign currencies.

    The following table reflects summary information on derivative contracts used to hedge or modify the Company's risk as of December 31, 1997 and 1996. Amounts included in the fair value column do not include gains or losses from changes in the value of the underlying asset or liability being hedged. Notional amounts are not exchanged, but serve as a point of reference for calculating payments. For interest rate swap, cap and floor agreements, notional amounts do not represent exposure to credit or market risk.

                                                                         DECEMBER 31,
                            ------------------------------------------------------------------------------------------------------
                                                   1997                                                1996
                            --------------------------------------------------  --------------------------------------------------
                                          UNAMORTIZED                                         UNAMORTIZED
                             NOTIONAL    PREMIUM PAID    CREDIT     ESTIMATED    NOTIONAL    PREMIUM PAID    CREDIT     ESTIMATED
(DOLLARS IN THOUSANDS)        AMOUNTS     (RECEIVED)     RISK(1)   FAIR VALUE     AMOUNTS     (RECEIVED)     RISK(1)   FAIR VALUE
--------------------------  -----------  -------------  ---------  -----------  -----------  -------------  ---------  -----------
HELD FOR ASSET AND
 LIABILITY MANAGEMENT
 PURPOSES
Foreign exchange forward
 contracts:
  Commitments to
    purchase..............  $   341,298    $  --        $     862   $  (5,055)  $   129,264    $  --        $   1,628   $  (2,286)
  Commitments to sell.....       51,754       --               35        (822)        4,142       --               52          22
Currency swap agreements:
  Commitments to pay......       26,400       --            2,590       2,590       --            --           --          --
Interest rate contracts:
  Caps purchased..........       15,420       --           --          --            15,740       --           --          --
  Floors purchased........    3,550,000       11,730        4,040      15,770     2,050,000        6,309        9,750      16,059
  Caps written............      250,000         (335)         273         (62)      250,000         (709)      --            (200)
  Floors written..........    1,850,000         (534)      --          (1,843)      500,000       (1,016)      --            (625)
  Swap contracts:
    Pay fixed/receive
      variable............      --            --           --          --           114,086       --              241        (851)
    Pay variable/receive
      fixed...............      575,000       --            2,302       2,302       847,000       --            3,775       2,398

---------------

(1) Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by counterparties.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 14 -- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)
  OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

    The Company's pricing of these financial instruments is based on the credit quality and other covenants or requirements. Management believes that the current fees assessed on these off-balance sheet items represent market rates which would be charged for similar agreements. Based on this belief, the Company feels that the carrying amounts are reasonable estimates of the fair value of these financial instruments. At December 31, 1997 and 1996, fair value represents management's estimate of the

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 14 -- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)
unamortized fee income associated with these instruments. The following is a summary of other financial instruments with off-balance sheet risk.

                                                                                   DECEMBER 31,
                                                                --------------------------------------------------
                                                                          1997                      1996
                                                                ------------------------  ------------------------
                                                                 CONTRACTUAL     FAIR      CONTRACTUAL     FAIR
(DOLLARS IN THOUSANDS)                                             AMOUNTS       VALUE       AMOUNTS       VALUE
--------------------------------------------------------------  -------------  ---------  -------------  ---------
Commitments to extend credit..................................  $  15,111,062  $   7,476  $  12,500,677  $   6,185
Standby letters of credit.....................................      2,289,878      5,776      2,610,123      2,808
Other letters of credit.......................................        314,594     --            336,101     --

    The Company conducts securities lending transactions for institutional customers as a fully disclosed agent, and, at times, indemnifies its customers against counterparty default. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnification was $1,268 million and $1,170 million at December 31, 1997 and 1996, respectively. The market value of the associated collateral was $1,294 million and $1,195 million at December 31, 1997 and 1996, respectively.

NOTE 15 -- RESTRICTIONS ON CASH AND DUE FROM BANKS, SECURITIES, LOANS AND DIVIDENDS

    Federal Reserve Board regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. Average reserve balances were approximately $339 million and $291 million for the years ended December 31, 1997 and 1996, respectively.

    As of December 31, 1997 and 1996, securities carried at $1.7 billion for each of the years, and loans of $2.7 billion and $1.8 billion, respectively, were pledged as collateral for borrowings, to secure public and trust department deposits, and for repurchase agreements as required by contract or law.

    The Federal Reserve Act restricts the extension of credit by the Bank to BTM and affiliates and to UnionBanCal Corporation and its non-bank subsidiaries and requires that such loans be secured by certain types of collateral. At December 31, 1997, such extensions of credit were not material.

    The payment of dividends by the Bank to UnionBanCal Corporation and BTM is subject to the approval of the Office of the Comptroller of the Currency (OCC) if the total of all dividends declared in any calendar year exceeds certain calculated amounts. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC. At December 31, 1997, the Bank could have declared dividends aggregating $170 million without prior regulatory approval.

NOTE 16 -- REGULATORY CAPITAL REQUIREMENTS

    The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies, including minimum capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 16 -- REGULATORY CAPITAL REQUIREMENTS (CONTINUED)
Company's and Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and the Bank's prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

    As of December 31, 1997 and 1996, the most recent notification from the OCC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

    The Company's and the Bank's capital amounts and ratios are presented in the following tables.

                                                                                                  FOR CAPITAL
                                                                          ACTUAL               ADEQUACY PURPOSES
                                                                  -----------------------  --------------------------
(DOLLARS IN THOUSANDS)                                               AMOUNT       RATIO        AMOUNT         RATIO
----------------------------------------------------------------  ------------  ---------  ---------------  ---------
CAPITAL RATIOS FOR THE COMPANY:
As of December 31, 1997:
  Total capital (to risk-weighted assets).......................  $  3,188,173      11.05%     3$2,308,988       38.0%
  Tier 1 capital (to risk-weighted assets)......................     2,587,071       8.96      3 1,154,494       34.0
  Tier 1 capital (to quarterly average assets)(1)...............     2,587,071       8.53      3 1,213,381       34.0

As of December 31, 1996:
  Total capital (to risk-weighted assets).......................  $  2,946,654      11.17%     3$2,111,223       38.0%
  Tier 1 capital (to risk-weighted assets)......................     2,395,580       9.08      3 1,055,612       34.0
  Tier 1 capital (to quarterly average assets)(1)...............     2,395,580       8.41      3 1,139,855       34.0

------------
(1)  Excludes intangible assets

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 16 -- REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

                                                                                             TO BE WELL CAPITALIZED
                                                                        FOR CAPITAL          UNDER PROMPT CORRECTIVE
                                                ACTUAL               ADEQUACY PURPOSES          ACTION PROVISIONS
                                        -----------------------  -------------------------  -------------------------
(DOLLARS IN THOUSANDS)                     AMOUNT       RATIO        AMOUNT        RATIO        AMOUNT        RATIO
--------------------------------------  ------------  ---------  --------------  ---------  --------------  ---------
CAPITAL RATIOS FOR THE BANK:
As of December 31, 1997:
  Total capital
    (to risk-weighted assets).........  $  3,025,030      10.58%    3$2,286,296       38.0%    3$2,857,870      310.0%
  Tier 1 capital
    (to risk-weighted assets).........     2,527,468       8.84     3 1,143,148       34.0     3 1,714,722      3 6.0
  Tier 1 capital
    (to quarterly average
    assets)(1)........................     2,527,468       8.35     3 1,210,898       34.0     3 1,513,622      3 5.0

As of December 31, 1996:
  Total capital
    (to risk-weighted assets).........  $  2,746,285      10.51%    3$2,090,910       38.0%    3$2,613,638      310.0%
  Tier 1 capital
    (to risk-weighted assets).........     2,208,392       8.45     3 1,045,455       34.0     3 1,568,183      3 6.0
  Tier 1 capital
    (to quarterly average
    assets)(1)........................     2,208,392       7.76     3 1,138,211       34.0     3 1,422,764      3 5.0

------------
(1)  Excludes intangible assets.

NOTE 17 -- EARNINGS PER SHARE

    Basic EPS is computed based on net income after preferred dividends and parent direct interest in equity of bank subsidiary and on the weighted average number of common shares outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding adjusted for common stock equivalents, which include stock options. The following table presents a reconciliation of

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 17 -- EARNINGS PER SHARE (CONTINUED) basic and diluted EPS for the years ended December 31, 1997, 1996 and 1995 in accordance with SFAS No. 128:

                                                                 YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------
                                                   1997                    1996                    1995
                                          ----------------------  ----------------------  ----------------------
(AMOUNTS IN THOUSANDS)                      BASIC      DILUTED      BASIC      DILUTED      BASIC      DILUTED
----------------------------------------  ----------  ----------  ----------  ----------  ----------  ----------
Net Income..............................  $  411,296  $  411,296  $  249,458  $  249,458  $  312,942  $  312,942
Less:
  Preferred stock dividends.............      (7,600)     (7,600)    (11,306)    (11,306)    (11,305)    (11,305)
  Parent direct interest in equity of
    bank subsidiary.....................     (23,904)    (23,904)    (13,072)    (13,702)    (17,441)    (17,441)
                                          ----------  ----------  ----------  ----------  ----------  ----------
Income available to common
  shareholders..........................  $  379,792  $  379,792  $  225,080  $  225,080  $  284,196  $  284,196
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------  ----------
Weighted average common shares
  outstanding...........................      54,838      54,838      54,740      54,740      54,546      54,546
Additional shares due to:
  Assumed conversion of dilutive stock
    options.............................      --             168      --             131      --              97
                                          ----------  ----------  ----------  ----------  ----------  ----------
Adjusted weighted average common shares
  outstanding...........................      54,838      55,006      54,740      54,871      54,546      54,643
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------  ----------
Earnings per share......................  $     6.93  $     6.90  $     4.11  $     4.10  $     5.21  $     5.20
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------  ----------

    Options to purchase 92,400 shares of common stock at $55 per share were outstanding but not included in the computation of diluted EPS in 1996 because the options were anti-dilutive.

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

NOTE 19 -- TRANSACTIONS WITH AFFILIATES

    The Company has had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTM and with its affiliates and associates. During the years ended December 31, 1997, 1996 and 1995, such transactions included, but were not limited to, origination, participation, servicing and remarketing of loans and leases, purchase and sale of acceptances and interest rate derivatives, foreign exchange transactions, funds transfers, custodianships, electronic data processing, investment advice and management, deposits and credit examination, and trust services. In the opinion of management, such transactions were made at prevailing rates, terms and conditions and do not involve more than the normal risk of collectibility or present other unfavorable features. In addition, some

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 19 -- TRANSACTIONS WITH AFFILIATES (CONTINUED) compensation for services rendered to the Company is paid to the expatriate officers from BTM, and reimbursed by the Company to BTM under a services agreement.

NOTE 20 -- CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                        --------------------------
(DOLLARS IN THOUSANDS)                                                                      1997          1996
--------------------------------------------------------------------------------------  ------------  ------------
ASSETS
  Cash and due from banks.............................................................  $     66,872  $    103,742
  Investment in and advances to subsidiaries..........................................     2,732,815     2,375,017
  Other assets........................................................................         7,971         9,161
                                                                                        ------------  ------------
        Total assets..................................................................  $  2,807,658  $  2,487,920
                                                                                        ------------  ------------
                                                                                        ------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Subordinated capital notes..........................................................  $    250,000  $    100,000
  Other liabilities...................................................................        25,442        21,676
                                                                                        ------------  ------------
        Total liabilities.............................................................       275,442       121,676
  Shareholders' equity(1).............................................................     2,532,216     2,366,244
                                                                                        ------------  ------------
        Total liabilities and shareholders' equity....................................  $  2,807,658  $  2,487,920
                                                                                        ------------  ------------
                                                                                        ------------  ------------

------------

(1) Excludes parent direct interest in equity of bank subsidiary of $147.1 million and $128.7 million at December 31, 1997 and 1996, respectively.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 20 -- CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS
           (CONTINUED)
CONDENSED STATEMENTS OF INCOME

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
(DOLLARS IN THOUSANDS)                                                            1997        1996        1995
-----------------------------------------------------------------------------  ----------  ----------  ----------
INCOME:
  Dividends from bank subsidiary.............................................  $   80,546  $  268,229  $   25,062
  Dividends from nonbank subsidiaries........................................      --             421         343
  Interest income on advances to subsidiaries and deposits in bank...........      12,217      24,366      52,289
  Other income...............................................................       1,040         959      --
                                                                               ----------  ----------  ----------
        Total income.........................................................      93,803     293,975      77,694
EXPENSE:
  Interest expense...........................................................      11,174      22,220      54,133
  Other expense, net.........................................................       1,583       1,072        (212)
                                                                               ----------  ----------  ----------
        Total expense........................................................      12,757      23,292      53,921
                                                                               ----------  ----------  ----------
Income before income taxes and equity in undistributed net income of
 subsidiaries................................................................      81,046     270,683      23,773
Income tax expense (benefit).................................................         204         889        (694)
                                                                               ----------  ----------  ----------
Income before equity in undistributed net income of subsidiaries.............      80,842     269,794      24,467
Equity in undistributed net income (loss) of subsidiaries:
  Bank subsidiary(1).........................................................     295,949     (43,533)    267,612
  Nonbank subsidiaries.......................................................      10,601      10,125       3,422
                                                                               ----------  ----------  ----------
NET INCOME(2)................................................................  $  387,392  $  236,386  $  295,501
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------

(1) In 1996 the amount represents dividends distributed by the Bank in excess of its 1996 net income.

(2) Excludes net income applicable to parent direct interest in bank subsidiary of $23.9 million, $13.1 million, and $17.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 20 -- CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS
           (CONTINUED)
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
(DOLLARS IN THOUSANDS)                                                          1997         1996         1995
---------------------------------------------------------------------------  -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................  $   387,392  $   236,386  $   295,501
  Adjustments to reconcile net income to net cash provided by operating activities:
  Equity in undistributed (earnings) losses of subsidiaries................     (306,550)      33,408     (271,034)
  Other, net...............................................................        1,059       (3,772)       2,800
                                                                             -----------  -----------  -----------
        Net cash provided by operating activities..........................       81,901      266,022       27,267

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to subsidiaries.................................................     (127,352)     --           --
  Repayment of advances to subsidiaries....................................       76,104       70,000       70,000
  Sales and maturities of securities.......................................      --               322       11,650
                                                                             -----------  -----------  -----------
        Net cash provided (used) by investing activities...................      (51,248)      70,322       81,650

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in short term borrowings.........................      --          (632,296)         366
  Proceeds from reduction of investment in subsidiary equity...............      --             3,966      --
  Proceeds from issuance of subordinated capital notes.....................      200,000      --           --
  Repayments of subordinated capital notes and long term debt..............      (50,000)     (70,000)     (70,000)
  Redemption of preferred stock............................................     (135,000)     --           --
  Dividends paid...........................................................      (88,221)    (180,219)     (62,044)
  Other, net...............................................................        5,698        5,034       36,982
                                                                             -----------  -----------  -----------
        Net cash used by financing activities..............................      (67,523)    (873,515)     (94,696)
                                                                             -----------  -----------  -----------
  Net increase (decrease) in cash and due from banks.......................      (36,870)    (537,171)      14,221
  Cash and due from banks at beginning of year.............................      103,742      640,913      626,692
                                                                             -----------  -----------  -----------
        Cash and due from banks at end of year.............................  $    66,872  $   103,742  $   640,913
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
CASH PAID (RECEIVED) DURING THE YEAR FOR:
  Interest.................................................................  $     9,814  $    25,785  $    52,847
  Income taxes.............................................................        1,148         (198)      (2,030)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Dividends declared but unpaid............................................  $    23,064  $    19,167  $    12,788

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 21 -- SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Certain amounts in the following unaudited quarterly financial information have been reclassified to conform with current presentation. In the opinion of management, all adjustments necessary to fairly present the results of operations have been made.

                                                                              1997 QUARTERS ENDED
                                                             -----------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                DECEMBER 31   SEPTEMBER 30    JUNE 30     MARCH 31
-----------------------------------------------------------  ------------  -------------  ---------  -------------

Interest income............................................   $  523,530     $ 520,237    $ 504,663    $ 485,031
Interest expense...........................................      205,149       207,983      197,647      191,000
                                                             ------------  -------------  ---------  -------------
Net interest income........................................      318,381       312,254      307,016      294,031
Provision for credit losses................................       --            --           --           --
Noninterest income.........................................      120,374       116,820      111,021      114,786
Noninterest expense........................................      282,457       253,317      255,753      253,138
                                                             ------------  -------------  ---------  -------------
Income before income taxes.................................      156,298       175,757      162,284      155,679
Income tax expense.........................................       63,853        45,953       65,739       63,177
                                                             ------------  -------------  ---------  -------------
Net income.................................................   $   92,445     $ 129,804    $  96,545    $  92,502
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income applicable to:
  Common stock.............................................   $   87,120     $ 120,284    $  88,097    $  84,291
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
  Parent direct interest in bank subsidiary................   $    5,325     $   7,573    $   5,621    $   5,385
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income per common share -- basic.......................   $     1.59     $    2.19    $    1.61    $    1.54
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income per common share -- diluted.....................   $     1.58     $    2.18    $    1.60    $    1.53
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Dividends per common share.................................   $     0.42     $    0.42    $    0.35    $    0.35
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------

                                                                              1996 QUARTERS ENDED
                                                             -----------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                DECEMBER 31   SEPTEMBER 30    JUNE 30     MARCH 31
-----------------------------------------------------------  ------------  -------------  ---------  -------------

Interest income............................................   $  489,320     $ 481,315    $ 473,601    $ 483,068
Interest expense...........................................      196,236       189,727      185,362      187,401
                                                             ------------  -------------  ---------  -------------
Net interest income........................................      293,084       291,588      288,239      295,667
Provision for credit losses................................       10,000        10,000       10,000       10,000
Noninterest income.........................................      102,972       107,280      105,550      102,874
Noninterest expense........................................      285,021       284,075      313,784      252,024
                                                             ------------  -------------  ---------  -------------
Income before income taxes.................................      101,035       104,793       70,005      136,517
Income tax expense.........................................       41,234        42,810       25,597       53,251
                                                             ------------  -------------  ---------  -------------
Net income.................................................   $   59,801     $  61,983    $  44,408    $  83,266
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income applicable to:
  Common stock.............................................   $   53,472     $  55,745    $  39,096    $  76,767
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
  Parent direct interest in bank subsidiary................   $    3,503     $   3,411    $   2,486    $   3,672
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income per common share -- basic.......................   $     0.98     $    1.02    $    0.71    $    1.40
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income per common share -- diluted.....................   $     0.97     $    1.02    $    0.71    $    1.40
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Dividends per common share(1)..............................   $     0.35     $    0.35    $    0.35    $    0.35
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------

---------------

(1) Amounts prior to merger are based on Union Bank only and do not include the dividend of $145 million paid to The Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.

                            UNIONBANCAL CORPORATION

                              MANAGEMENT STATEMENT

The management of UnionBanCal Corporation (the Company) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by management.

    The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the financial statements would be prevented or detected on a timely basis and corrected through the normal course of business. As of December 31, 1997, management believes that the internal controls are in place and operating effectively.

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

    The financial statements have been audited by Deloitte & Touche LLP, independent auditors, who were given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate. The independent auditors' report is presented on Page F-73.

                                                  /s/ TAKAHIRO MORIGUCHI

                                          --------------------------------------
                                                    Takahiro Moriguchi
                                          President and Chief Executive Officer

                                                     /s/ MINORU NODA

                                          --------------------------------------
                                                       Minoru Noda
                                             Deputy Chairman, Chief Financial
                                             Officer and Chief Credit Officer

                                                   /s/ DAVID I. MATSON

                                          --------------------------------------
                                                     David I. Matson
                                          Executive Vice President and Director
                                                        of Finance

                                                  /s/ DAVID A. ANDERSON

                                          --------------------------------------
                                                    David A. Anderson
                                           Senior Vice President and Controller

January 30, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of UnionBanCal Corporation:

    We have audited the accompanying consolidated balance sheets of UnionBanCal Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of BanCal Tri-State Corporation and Union Bank on April 1, 1996, which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the consolidated statements of income, changes in shareholders' equity, and cash flows of Union Bank and subsidiaries for the year ended December 31, 1995, which statements reflect total net interest income and net income of $832 million and $207 million, respectively. These statements were audited by other auditors whose report has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Union Bank for 1995, is based solely upon the report of such other auditors.

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

    In our opinion, based upon our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UnionBanCal Corporation and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                     [SIG]

San Francisco, California
January 30, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Union Bank:

    We have audited the consolidated statement of income of Union Bank, a California state chartered bank and a 71% owned subsidiary of The Bank of Tokyo, Ltd., and subsidiaries ("the Bank") and the related consolidated statements of shareholders' equity and cash flows for the year ended December 31, 1995 (not presented herein). These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 1995, of Union Bank and subsidiaries, in conformity with generally accepted accounting principles.

               [SIG]

San Francisco, California
January 24, 1996

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNIONBANCAL CORPORATION (Registrant)

                                          By: ______/s/_TAKAHIRO MORIGUCHI______

                                             -----------------------------------
                                                     Takahiro Moriguchi
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER

                                          Date: March 27, 1998

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

                    /s/MINORU NODA
     -------------------------------------------        Director
                       Minoru Noda

                /s/SIDNEY R. PETERSEN
     -------------------------------------------        Director
                   Sidney R. Petersen

                 /s/CARL W. ROBERTSON
     -------------------------------------------        Director
                    Carl W. Robertson

                 /s/CHARLES R. SCOTT
     -------------------------------------------        Director
                    Charles R. Scott

     -------------------------------------------        Director
                     Tetsuo Shimura

                 /s/HENRY T. SWIGERT
     -------------------------------------------        Director
                    Henry T. Swigert

     -------------------------------------------        Director
                      Tsuneo Wakai

                 /s/ROBERT M. WALKER
     -------------------------------------------        Director
                    Robert M. Walker

                 /s/BLENDA J. WILSON
     -------------------------------------------        Director
                    Blenda J. Wilson

                 /s/TAMOTSU YAMAGUCHI
     -------------------------------------------        Director
                    Tamotsu Yamaguchi

     -------------------------------------------        Director
                     Kenji Yoshizawa

Dated: March 27, 1998