Form 10-Q
period 1998-03-31
UNIONBANCAL CORP
filed 1998-05-14
CIK 1011659

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                         Commission file number 0-28118

                            UNIONBANCAL CORPORATION

State of Incorporation: California            I.R.S. Employer Identification No.
                                   94-1234979

                             350 California Street
                        San Francisco, California 94104
                           Telephone: (415) 765-2126

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

   Number of shares of Common Stock outstanding at April 30, 1998: 54,947,120

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                           PAGE NUMBER
                                                                                                          -------------
PART I
FINANCIAL INFORMATION

  Consolidated Financial Highlights.....................................................................            2

  Item 1. Financial Statements:
    Condensed Consolidated Statements of Income.........................................................            3
    Condensed Consolidated Balance Sheets...............................................................            4
    Condensed Consolidated Statements of Changes in Shareholders' Equity................................            5
    Condensed Consolidated Statements of Cash Flows.....................................................            6
    Notes to Condensed Consolidated Financial Statements................................................            7

  Item 2. Management's Discussion and Analysis:
    Introduction........................................................................................           10
    Summary.............................................................................................           10
    Analysis of Earnings................................................................................           11
    Net Interest Income.................................................................................           12
    Noninterest Income..................................................................................           13
    Noninterest Expense.................................................................................           14
    Year 2000...........................................................................................           14
    Income Tax Expense..................................................................................           15
    Loans...............................................................................................           15
    Cross-Border Outstandings...........................................................................           16
    Allowance for Credit Losses.........................................................................           17
    Nonperforming Assets................................................................................           19
    Loans 90 Days or More Past Due and Still Accruing...................................................           19
    Liquidity...........................................................................................           20
    Regulatory Capital..................................................................................           20

  Item 3. Market Risk...................................................................................           20

PART II
OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..............................................................           21

  Signatures............................................................................................           21

                         PART I.  FINANCIAL INFORMATION

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                        --------------------------------------------------
                                                                                                    INCREASE (DECREASE)
                                                                         MARCH 31,    MARCH 31,   ------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                              1998         1997         AMOUNT       PERCENT
----------------------------------------------------------------------  -----------  -----------  ------------   ---------
RESULTS OF OPERATIONS:
  Net interest income (taxable-equivalent) (1)........................  $   318,646  $   295,452  $   23,194        7.85%
  Provision for credit losses.........................................       20,000           --      20,000          nm
  Noninterest income..................................................      128,030      114,786      13,244       11.54
  Noninterest expense.................................................      268,475      253,138      15,337        6.06
                                                                        -----------  -----------  ------------
  Income before income taxes (1)......................................      158,201      157,100       1,101        0.70
  Taxable-equivalent adjustment.......................................        1,196        1,421        (225)     (15.83)
  Income tax expense..................................................       61,428       63,177      (1,749)      (2.77)
                                                                        -----------  -----------  ------------
  Net income..........................................................  $    95,577  $    92,502  $    3,075        3.32%
                                                                        -----------  -----------  ------------
                                                                        -----------  -----------  ------------
NET INCOME APPLICABLE TO:
  Common stock........................................................  $    90,027  $    84,291  $    5,736        6.80%
                                                                        -----------  -----------  ------------
                                                                        -----------  -----------  ------------
  Parent direct interest in bank subsidiary...........................  $     5,550  $     5,385  $      165        3.06%
                                                                        -----------  -----------  ------------
                                                                        -----------  -----------  ------------
PER COMMON SHARE:
  Net income--basic...................................................  $      1.64  $      1.54  $     0.10        6.49%
  Net income--diluted.................................................         1.63         1.53        0.10        6.54
  Dividends...........................................................         0.42         0.35        0.07       20.00
  Book value (end of period)..........................................        47.32        41.76        5.56       13.31
  Common shares outstanding (end of period)...........................   54,942,323   54,770,421     171,902        0.31
  Weighted average common shares outstanding--basic...................   54,932,516   54,764,518     167,998        0.31
  Weighted average common shares outstanding--diluted.................   55,150,411   54,913,750     236,661        0.43
BALANCE SHEET (END OF PERIOD):
  Total assets........................................................  $30,904,567  $29,423,537  $1,481,030        5.03%
  Total loans.........................................................   22,504,043   21,246,054   1,257,989        5.92
  Nonperforming assets................................................      132,403      167,045     (34,642)     (20.74)
  Total deposits......................................................   23,411,367   22,043,925   1,367,442        6.20
  Subordinated capital notes..........................................      348,000      282,000      66,000       23.40
  Preferred stock.....................................................           --      135,000    (135,000)    (100.00)
  Common equity.......................................................    2,599,638    2,287,062     312,576       13.67
BALANCE SHEET (PERIOD AVERAGE):
  Total assets........................................................  $29,865,256  $28,790,401  $1,074,855        3.73%
  Total loans.........................................................   22,611,092   21,213,018   1,398,074        6.59
  Earning assets......................................................   26,502,646   25,448,021   1,054,625        4.14
  Total deposits......................................................   22,431,446   21,528,957     902,489        4.19
  Common equity.......................................................    2,565,721    2,261,603     304,118       13.45
FINANCIAL RATIOS:
  Return on average assets (2)........................................         1.30%        1.30%
  Return on average common equity (3).................................        14.23        15.12
  Efficiency ratio (4)................................................        60.15        61.60
  Net interest margin (1).............................................         4.85         4.69
  Tier 1 risk-based capital ratio.....................................         9.16         9.15
  Total risk-based capital ratio......................................        11.23        10.85
  Leverage ratio......................................................         8.94         8.60
  Allowance for credit losses to total loans..........................         2.07         2.46
  Allowance for credit losses to nonaccrual loans.....................       414.44       382.56
  Net loans charged off to average total loans (5)....................         0.10         0.02
  Nonperforming assets to total loans and foreclosed assets...........         0.59         0.79
  Nonperforming assets to total assets................................         0.43         0.57

------------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)  Based on annualized net income.
(3)  Based on annualized net income applicable to common stock.
(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income
    (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.2) million in the first quarter of 1998 and $0.4 million in the first quarter of 1997.
(5)  Annualized.

nm = not meaningful

ITEM 1.  FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                  FOR THE THREE
                                      MONTHS
                                 ENDED MARCH 31,
(AMOUNTS IN THOUSANDS, EXCEPT   ------------------
PER SHARE DATA)                   1998      1997
------------------------------  --------  --------
INTEREST INCOME
  Loans.......................  $448,049  $422,518
  Securities..................    42,895    38,047
  Interest bearing deposits in
    banks.....................     8,299    11,199
  Federal funds sold and
    securities purchased under
    resale agreements.........     4,142     9,840
  Trading account assets......     5,268     3,427
                                --------  --------
      Total interest income...   508,653   485,031
                                --------  --------
INTEREST EXPENSE
  Domestic deposits...........   121,300   126,405
  Foreign deposits............    23,577    17,909
  Federal funds purchased and
    securities sold under
    repurchase agreements.....    14,075    10,391
  Commercial paper............    21,395    19,853
  Subordinated capital
    notes.....................     5,754     5,503
  Other borrowed funds........     5,102    10,939
                                --------  --------
      Total interest
       expense................   191,203   191,000
                                --------  --------
NET INTEREST INCOME...........   317,450   294,031
Provision for credit losses...    20,000        --
                                --------  --------
      Net interest income
       after provision for
       credit losses..........   297,450   294,031
                                --------  --------
NONINTEREST INCOME
  Service charges on deposit
    accounts..................    33,026    27,121
  Trust and investment
    management fees...........    27,993    23,898
  International commissions
    and fees..................    17,631    15,079
  Credit card merchant fees...    14,379    13,044
  Merchant banking fees.......     9,622     8,380
  Securities gains, net.......     4,926       471
  Other.......................    20,453    26,793
                                --------  --------
      Total noninterest
       income.................   128,030   114,786
                                --------  --------
NONINTEREST EXPENSE
  Salaries and employee
    benefits..................   150,383   140,788
  Net occupancy...............    22,025    19,630
  Equipment...................    13,839    13,687
  Communications..............    11,229    10,268
  Credit card processing......    10,080     9,722
  Data processing.............     6,502     6,423
  Printing and office
    supplies..................     6,335     6,169
  Advertising and public
    relations.................     6,051     6,009
  Foreclosed asset expense
    (income)..................      (198)      411
  Merger and integration......        --     6,037
  Other.......................    42,229    33,994
                                --------  --------
      Total noninterest
       expense................   268,475   253,138
                                --------  --------
Income before income taxes....   157,005   155,679
Income tax expense............    61,428    63,177
                                --------  --------
NET INCOME....................  $ 95,577  $ 92,502
                                --------  --------
                                --------  --------
NET INCOME APPLICABLE TO:
  Common stock................  $ 90,027  $ 84,291
                                --------  --------
                                --------  --------
  Parent direct interest in
    bank subsidiary...........  $  5,550  $  5,385
                                --------  --------
                                --------  --------
NET INCOME PER COMMON
 SHARE--BASIC.................  $   1.64  $   1.54
                                --------  --------
                                --------  --------
NET INCOME PER COMMON
 SHARE--DILUTED...............  $   1.63  $   1.53
                                --------  --------
                                --------  --------
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING--BASIC...........    54,933    54,765
                                --------  --------
                                --------  --------
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING--DILUTED.........    55,150    54,914
                                --------  --------
                                --------  --------

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        (UNAUDITED)                  (UNAUDITED)
                                                                         MARCH 31,    DECEMBER 31,    MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                  1998           1997          1997
---------------------------------------------------------------------  -------------  ------------  -------------
ASSETS
Cash and due from banks..............................................   $ 2,449,290    $2,541,699    $ 2,172,478
Interest bearing deposits in banks...................................       193,578       633,421        681,308
Federal funds sold and securities purchased under resale agreements..       743,887        24,335        650,790
                                                                       -------------  ------------  -------------
    Total cash and cash equivalents..................................     3,386,755     3,199,455      3,504,576
Trading account assets...............................................       851,189       394,313        496,556
Securities available for sale........................................     2,807,124     2,538,386      2,244,233
Securities held to maturity (market value: March 31, 1998, $179,317;
 December 31, 1997, $193,115; March 31, 1997, $262,568)..............       175,696       188,775        259,430
Loans (net of allowance for credit losses: March 31, 1998, $466,043;
 December 31, 1997, $451,692; March 31, 1997, $522,835)..............    22,038,000    22,289,716     20,723,219
Due from customers on acceptances....................................       535,754       773,339        948,064
Premises and equipment, net..........................................       395,272       406,299        411,424
Other assets.........................................................       714,777       794,982        836,035
                                                                       -------------  ------------  -------------
    Total assets.....................................................   $30,904,567    $30,585,265   $29,423,537
                                                                       -------------  ------------  -------------
                                                                       -------------  ------------  -------------
LIABILITIES
Domestic deposits:
  Noninterest bearing................................................   $ 9,047,869    $8,574,515    $ 7,612,287
  Interest bearing...................................................    12,201,217    12,666,458     12,620,106
Foreign deposits:
  Noninterest bearing................................................       271,250       275,029        296,692
  Interest bearing...................................................     1,891,031     1,780,372      1,514,840
                                                                       -------------  ------------  -------------
    Total deposits...................................................    23,411,367    23,296,374     22,043,925
Federal funds purchased and securities sold under repurchase
 agreements..........................................................     1,009,523     1,335,884        809,846
Commercial paper.....................................................     1,588,589       966,575      1,427,588
Other borrowed funds.................................................       401,221       476,010        796,929
Acceptances outstanding..............................................       535,754       773,339        948,064
Other liabilities....................................................       859,417       709,784        560,909
Subordinated capital notes...........................................       348,000       348,000        282,000
                                                                       -------------  ------------  -------------
    Total liabilities................................................    28,153,871    27,905,966     26,869,261
                                                                       -------------  ------------  -------------
SHAREHOLDERS' EQUITY
Parent direct interest in equity of bank subsidiary..................       151,058       147,083        132,214
Preferred stock:
  Authorized 5,000,000 shares 8 3/8% Noncumulative, Series A, issued
    1,350,000 shares as of March 31, 1997............................            --            --        135,000
Common stock--$5 stated value:
  Authorized 100,000,000 shares, issued 54,942,323 as of March 31,
    1998, 54,916,010 as of December 31, 1997, and 54,770,421 as of
    March 31, 1997...................................................       274,712       274,580        273,852
Additional paid-in capital...........................................     1,321,876     1,320,417      1,311,083
Retained earnings....................................................       996,739       929,085        700,894
Accumulated other comprehensive income...............................         6,311         8,134          1,233
                                                                       -------------  ------------  -------------
    Total shareholders' equity.......................................     2,750,696     2,679,299      2,554,276
                                                                       -------------  ------------  -------------
    Total liabilities and shareholders' equity.......................   $30,904,567    $30,585,265   $29,423,537
                                                                       -------------  ------------  -------------
                                                                       -------------  ------------  -------------

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                            FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                          ------------------------
(DOLLARS IN THOUSANDS)                                                                       1998         1997
----------------------------------------------------------------------------------------  -----------  -----------
PARENT DIRECT INTEREST IN BANK SUBSIDIARY
Balance, beginning of period............................................................  $   147,083  $   128,689
Net income..............................................................................        5,550        5,385
Other net comprehensive income..........................................................         (110)        (643)
                                                                                          -----------  -----------
Total net comprehensive income..........................................................        5,440        4,742
Dividends on common stock...............................................................       (1,465)      (1,217)
                                                                                          -----------  -----------
  Balance, end of period................................................................  $   151,058  $   132,214
                                                                                          -----------  -----------
PREFERRED STOCK
Balance, beginning of period............................................................  $        --  $   135,000
Redemption of preferred stock...........................................................           --           --
                                                                                          -----------  -----------
  Balance, end of period................................................................  $        --  $   135,000
                                                                                          -----------  -----------
COMMON STOCK
Balance, beginning of period............................................................  $   274,580  $   273,813
Dividend reinvestment plan..............................................................            3            1
Deferred compensation--restricted stock awards..........................................            1           (5)
Stock options exercised.................................................................          128           43
                                                                                          -----------  -----------
  Balance, end of period................................................................  $   274,712  $   273,852
                                                                                          -----------  -----------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period............................................................  $ 1,320,417  $ 1,310,813
Dividend reinvestment plan..............................................................            3          (35)
Deferred compensation--restricted stock awards..........................................          108          (34)
Stock options exercised.................................................................        1,348          339
                                                                                          -----------  -----------
  Balance, end of period................................................................  $ 1,321,876  $ 1,311,083
                                                                                          -----------  -----------
RETAINED EARNINGS
Balance, beginning of period............................................................  $   929,085  $   635,180
Net income..............................................................................       90,027       87,117
Dividends on common stock(1)............................................................      (23,073)     (19,169)
Dividends on preferred stock............................................................           --       (2,826)
Deferred compensation--restricted stock awards..........................................          700          592
                                                                                          -----------  -----------
  Balance, end of period................................................................  $   996,739  $   700,894
                                                                                          -----------  -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period............................................................  $     8,134  $    11,438
Net income(2)...........................................................................       90,027       87,117
Other comprehensive income -- net.......................................................       (1,823)     (10,205)
                                                                                          -----------  -----------
Comprehensive income....................................................................       88,204       76,912
Less: net income included in retained earnings..........................................      (90,027)     (87,117)
                                                                                          -----------  -----------
  Balance, end of period................................................................  $     6,311  $     1,233
                                                                                          -----------  -----------
    TOTAL SHAREHOLDERS' EQUITY..........................................................  $ 2,750,696  $ 2,554,276
                                                                                          -----------  -----------
                                                                                          -----------  -----------

------------------------------

(1) Dividends on common stock in the first quarter of 1998 were $0.42 per share compared to $0.35 per share in the first quarter of 1997.

(2) Includes income applicable to preferred shareholders of $2.8 million in the first quarter of 1997.

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                          ------------------------
(DOLLARS IN THOUSANDS)                                                                       1998         1997
----------------------------------------------------------------------------------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................................  $    95,577  $    92,502
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses.........................................................       20,000           --
    Depreciation, amortization and accretion............................................       16,850       16,288
    Provision for deferred income taxes.................................................       12,467        8,401
    Gain on sales of securities available for sale......................................       (4,926)        (471)
    Merger and integration costs less than cash utilized................................       (8,662)      (9,323)
    Net increase in trading account assets..............................................     (456,876)      (8,554)
    Other, net..........................................................................      233,032      (57,712)
                                                                                          -----------  -----------
      Total adjustments.................................................................     (188,115)     (51,371)
                                                                                          -----------  -----------
  Net cash (used) provided by operating activities......................................      (92,538)      41,131
                                                                                          -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale..................................      317,209          594
  Proceeds from matured and called securities available for sale........................       65,072       45,840
  Purchase of securities available for sale.............................................     (668,162)    (138,044)
  Proceeds from matured and called securities held to maturity..........................       13,136        8,871
  Net decrease (increase) in loans......................................................      224,162     (206,892)
  Other, net............................................................................       15,694      (18,568)
                                                                                          -----------  -----------
    Net cash used by investing activities...............................................      (32,889)    (308,199)
                                                                                          -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..............................................................      114,993      510,965
  Net decrease in federal funds purchased and securities sold under repurchase
    agreements..........................................................................     (326,361)    (512,808)
  Net increase (decrease) in commercial paper and other borrowed funds..................      547,225      (20,368)
  Maturity and redemption of subordinated debt..........................................           --     (100,000)
  Dividends paid........................................................................      (24,528)     (23,211)
  Other, net............................................................................        1,829          835
                                                                                          -----------  -----------
    Net cash provided (used) by financing activities....................................      313,158     (144,587)
                                                                                          -----------  -----------
Net increase (decrease) in cash and cash equivalents....................................      187,731     (411,655)
Cash and cash equivalents at beginning of period........................................    3,199,455    3,937,697
Effect of exchange rate changes on cash and cash equivalents............................         (431)     (21,466)
                                                                                          -----------  -----------
Cash and cash equivalents at end of period..............................................  $ 3,386,755  $ 3,504,576
                                                                                          -----------  -----------
                                                                                          -----------  -----------
CASH PAID DURING THE PERIOD FOR:
  Interest..............................................................................  $   200,270  $   191,870
  Income taxes..........................................................................       17,843          502
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Loans transferred to foreclosed assets (OREO).........................................  $     6,990  $     7,821
  Dividends declared but unpaid.........................................................       24,538       20,387

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

    The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1997. Certain amounts for prior periods have been reclassified to conform with current financial statement presentation.

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1996, Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued. This Statement establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This Statement is effective for transfers of assets and extinguishments of liabilities after December 31, 1996. In December 1996, the Financial Accounting Standards Board
(FASB) reconsidered certain provisions of SFAS No. 125 and issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", to defer for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and similar transactions. Management determined that the effect of adoption of SFAS No. 125 and SFAS No. 127 on the Company's financial statements was not material.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of this Statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. This Statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company expects to adopt SFAS No. 131 at December 31, 1998.

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The Standard revises the disclosure requirements for pensions and other postretirement benefits. Adoption of this Statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. This Statement is effective for fiscal years beginning after December 15, 1997.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. Management believes that the adoption of SOP 98-1 will not have a

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED) material effect on the Company's financial position or results of operations. The Statement will become effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged.

NOTE 3--EARNINGS PER SHARE

    Basic earnings per share (EPS) is computed by dividing net income after preferred dividends and parent direct interest in bank subsidiary by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 1998 and 1997 in accordance with SFAS No. 128:

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------------------------
                                                                            1998                    1997
                                                                   ----------------------  ----------------------
(AMOUNTS IN THOUSANDS)                                               BASIC      DILUTED      BASIC      DILUTED
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
Net income.......................................................  $   95,577  $   95,577  $   92,502  $   92,502
Less:
  Dividends on preferred stock...................................      --          --          (2,826)     (2,826)
  Parent direct interest in bank subsidiary......................      (5,550)     (5,550)     (5,385)     (5,385)
                                                                   ----------  ----------  ----------  ----------
Income available to common shareholders..........................  $   90,027  $   90,027  $   84,291  $   84,291
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

Weighted average common shares outstanding.......................      54,933      54,933      54,765      54,765
Additional shares due to:
  Assumed conversion of dilutive stock options...................      --             217      --             149
                                                                   ----------  ----------  ----------  ----------
Adjusted weighted average common shares outstanding..............      54,933      55,150      54,765      54,914
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Earnings per share...............................................  $     1.64  $     1.63  $     1.54  $     1.53
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

NOTE 4--COMPREHENSIVE INCOME

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. This Statement is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement in the first quarter of 1998 resulted in a change in the financial statement presentation, but did not have an impact on the Company's consolidated financial position, results of operations or cash flows. Certain amounts in the prior period have been reclassified to conform to the current presentation under SFAS No. 130.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE 4--COMPREHENSIVE INCOME (CONTINUED)
    The following is a summary of the components of accumulated other comprehensive income.

                                                                      FOR THE THREE MONTHS ENDED
                                             ----------------------------------------------------------------------------
                                                        MARCH 31, 1998                         MARCH 31, 1997
                                             -------------------------------------  -------------------------------------
                                             ACCUMULATED OTHER     PARENT DIRECT    ACCUMULATED OTHER     PARENT DIRECT
                                               COMPREHENSIVE     INTEREST IN BANK     COMPREHENSIVE     INTEREST IN BANK
(DOLLARS IN THOUSANDS)                             INCOME           SUBSIDIARY            INCOME           SUBSIDIARY
-------------------------------------------  ------------------  -----------------  ------------------  -----------------
Net unrealized gain (loss) on available for
  sale securities, net of reclassification
  adjustment:
  Beginning balance........................     $     19,608                           $     14,190
  Net unrealized gain (loss) on available
    for sale securities during the quarter,
    before tax.............................            1,211         $    (117)             (15,082)        $    (981)
  Income tax (expense) benefit.............             (490)               47                6,108               397
  Less: reclassification adjustment for
    realized gains on available for sale
    securities included in net income
    during the quarter, before tax.........           (4,823)             (103)                (471)           --
  Plus: income tax expense.................            1,953                42                  191            --
                                                    --------             -----             --------             -----
  Net activity.............................           (2,149)             (131)              (9,254)             (584)
                                                    --------             -----             --------             -----
  Ending balance...........................           17,459                                  4,936
                                                    --------                               --------
Foreign currency translation adjustments:
  Beginning balance........................          (11,474)                                (2,752)
  Foreign currency translation adjustments
    during the quarter, before tax.........              548                35               (1,598)              (99)
  Income tax (expense) benefit.............             (222)              (14)                 647                40
                                                    --------             -----             --------             -----
  Net activity.............................              326                21                 (951)              (59)
                                                    --------             -----             --------             -----
  Ending balance...........................          (11,148)                                (3,703)
                                                    --------                               --------
Other comprehensive income -- net..........     $     (1,823)        $    (110)        $    (10,205)        $    (643)
                                                    --------             -----             --------             -----
                                                    --------             -----             --------             -----
Accumulated other comprehensive income.....     $      6,311                           $      1,233
                                                    --------                               --------
                                                    --------                               --------

NOTE 5--SUBSEQUENT EVENT

    On April 16, 1998, the Company sold its credit card portfolio to First National Bank of Omaha in Omaha, Nebraska. The sale of $253 million in credit card receivables resulted in a pre-tax gain of $17 million, which will be recognized in the second quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    UnionBanCal Corporation (UNBC) is a San Francisco, California-based bank holding company with consolidated assets of $30.9 billion at March 31, 1998. Based on total assets, UNBC and its consolidated subsidiaries (the Company) was the third largest bank holding company in California and among the 30 largest in the United States. At March 31, 1998, the Company operated 240 banking offices in California, 5 banking offices in Oregon and Washington, and 18 overseas facilities. UNBC is 81 percent owned by The Bank of Tokyo-Mitsubishi, Ltd. (BTM) and 19 percent owned by other shareholders. UNBC's principal subsidiary, Union Bank of California, N.A. (the Bank), is 94 percent owned by UNBC and 6 percent directly owned by BTM.

    THIS DOCUMENT MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED. FOR A DISCUSSION OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER, PLEASE SEE THE DISCUSSION CONTAINED HEREIN AND IN THE COMPANY'S PUBLICLY AVAILABLE SECURITIES AND EXCHANGE COMMISSION FILINGS AND PRESS RELEASES.

    The interim financial information should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997. Certain amounts for prior periods have been reclassified to conform with current financial statement presentation.

SUMMARY

    Net income in the first quarter of 1998 was $95.6 million. Net income in the first quarter of 1997 was $92.5 million. Net income applicable to common stock was $90.0 million, or $1.63 per diluted common share, in the first quarter of 1998, compared with $84.3 million, or $1.53 per diluted common share, in the first quarter of 1997. Other highlights of the first quarter of 1998 include:

    - Net interest income, on a taxable-equivalent basis, was $318.6 million in the first quarter of 1998, a $23.2 million, or 8 percent, increase from the comparable period one year earlier. The increase in net interest income was primarily due to a 16 basis point increase in the net interest margin and a $1.1 billion, or 4 percent, increase in average earning assets, resulting primarily from a $1.4 billion, or 7 percent, increase in average loans largely funded by a $1.0 billion, or 15 percent, increase in average noninterest bearing deposits.

    - A provision for credit losses of $20.0 million was recorded in the first quarter of 1998, compared with no provision in 1997. This resulted from management's regular quarterly assessment of overall credit quality, loan growth and economic conditions in relation to the level of the allowance for credit losses. Nonperforming assets declined $34.6 million, or 21 percent, from March 31, 1997 to $132.4 million at March 31, 1998. Nonperforming assets as a percentage of total assets declined to 0.43 percent at March 31, 1998, compared with 0.57 percent a year earlier. Total nonaccrual loans at March 31, 1998 and 1997 were $112.5 million and $136.7 million, respectively. The ratio of nonaccrual loans to total loans declined from 0.64 percent to 0.50 percent.

    - Noninterest income was $128.0 million, an increase of $13.2 million, or 12 percent, over the first quarter of 1997. Service charges on deposit accounts grew $5.9 million, or 22 percent, reflecting growth in average deposits; trust and investment management fees increased $4.1 million, or 17 percent, on growth in assets under management; and securities gains, net increased $4.5 million.

    - Noninterest expense was $268.5 million for the first quarter of 1998, compared with $253.1 million for the first quarter of 1997, an increase of $15.3 million, or 6 percent. Personnel-related expense increased $9.6 million, or 7 percent, primarily due to a $5.5 million increase in performance-based incentive compensation. Net occupancy expense increased $2.4 million, or 12 percent.

    - The effective tax rate for the first quarter of 1998 was 39 percent, compared with 41 percent for the first quarter of 1997. The lower effective tax rate in the first quarter of 1998 reflects the benefits recognized from filing a California Franchise Tax return based on the unitary concept, which incorporates the financial results of BTM.

    - In the first quarter of 1998, the return on average assets remained unchanged at 1.30 percent from a year earlier. The return on average common equity was 14.23 percent at March 31, 1998 compared to 15.12 percent at March 31, 1997.

    - Total loans at March 31, 1998 increased $1.3 billion, or 6 percent, over March 31, 1997, primarily due to growth in the commercial, financial and industrial portfolio. At $22.5 billion, total loans were 1 percent lower at March 31, 1998 than at December 31, 1997.

    - The Company's Tier 1 and total risk-based capital ratios were 9.16 percent and 11.23 percent at March 31, 1998, compared with 9.15 percent and 10.85 percent at March 31, 1997. The first quarter 1998 leverage ratio for the Company was 8.94 percent, compared with 8.60 percent for the first quarter of 1997. The decrease in the Tier 1 risk-based capital ratio was primarily attributable to the redemption of $135.0 million of preferred stock in the third quarter of 1997. The increase in the total risk-based capital ratio was attributable to the issuance of $200.0 million in subordinated capital notes in the second quarter of 1997.

ANALYSIS OF EARNINGS

                                                                                 FOR THE THREE MONTHS ENDED
                                                                      ------------------------------------------------
                                                                                                 INCREASE (DECREASE)
                                                                       MARCH 31,    MARCH 31,   ----------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                            1998         1997        AMOUNT      PERCENT
--------------------------------------------------------------------  -----------  -----------  -----------  ---------
EARNINGS SUMMARY
  Interest income(1)................................................   $ 509,849    $ 486,452    $  23,397        4.81%
  Interest expense..................................................     191,203      191,000          203        0.11
                                                                      -----------  -----------  -----------
  Net interest income(1)............................................     318,646      295,452       23,194        7.85
  Provision for credit losses.......................................      20,000       --           20,000          nm
  Noninterest income................................................     128,030      114,786       13,244       11.54
  Noninterest expense...............................................     268,475      253,138       15,337        6.06
                                                                      -----------  -----------  -----------
  Income before income taxes(1).....................................     158,201      157,100        1,101        0.70
  Taxable-equivalent adjustment.....................................       1,196        1,421         (225)     (15.83)
  Income tax expense................................................      61,428       63,177       (1,749)      (2.77)
                                                                      -----------  -----------  -----------
  Net income........................................................   $  95,577    $  92,502    $   3,075        3.32%
                                                                      -----------  -----------  -----------
                                                                      -----------  -----------  -----------
  Net income applicable to:
    Common stock....................................................   $  90,027    $  84,291    $   5,736        6.80%
                                                                      -----------  -----------  -----------
                                                                      -----------  -----------  -----------
    Parent direct interest in bank subsidiary.......................   $   5,550    $   5,385    $     165        3.06%
                                                                      -----------  -----------  -----------
                                                                      -----------  -----------  -----------
PER COMMON SHARE
  Net income--basic.................................................   $    1.64    $    1.54    $    0.10        6.49%
  Net income--diluted...............................................        1.63         1.53         0.10        6.54
  Dividends.........................................................        0.42         0.35         0.07       20.00
  Book value (end of period)........................................       47.32        41.76         5.56       13.31
  Weighted average common share outstanding--basic..................      54,933       54,765          168        0.31
  Weighted average common share outstanding--diluted................      55,150       54,914          236        0.43

------------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

nm = not meaningful

NET INTEREST INCOME

    The table below shows the major components of net interest income and net interest margin.

                                                                                 FOR THE THREE MONTHS ENDED
                                                                    ----------------------------------------------------
                                                                                                             MARCH 31,
                                                                                MARCH 31, 1998                  1997
                                                                    --------------------------------------  ------------
                                                                                   INTEREST      AVERAGE
                                                                      AVERAGE       INCOME/      YIELD/       AVERAGE
(DOLLARS IN THOUSANDS)                                                BALANCE     EXPENSE(1)     RATE(1)      BALANCE
------------------------------------------------------------------  ------------  -----------  -----------  ------------
ASSETS
Loans: (2)
  Domestic........................................................  $ 21,193,940  $   424,538       8.10%   $ 19,827,556
  Foreign (3).....................................................     1,417,152       23,717       6.79       1,385,462
Securities--taxable (4)...........................................     2,571,452       41,019       6.41       2,312,482
Securities--tax-exempt (4)........................................       112,809        2,826      10.02         134,157
Interest bearing deposits in banks................................       533,462        8,299       6.31         802,784
Federal funds sold and securities purchased under resale
  agreements......................................................       298,288        4,142       5.63         733,499
Trading account assets............................................       375,543        5,308       5.73         252,081
                                                                    ------------  -----------               ------------
    Total earning assets..........................................    26,502,646      509,849       7.78      25,448,021
                                                                                  -----------
Allowance for credit losses.......................................      (458,761)                               (531,621)
Cash and due from banks...........................................     1,953,427                               2,032,209
Premises and equipment, net.......................................       402,392                                 416,582
Other assets......................................................     1,465,552                               1,425,210
                                                                    ------------                            ------------
    Total assets..................................................  $ 29,865,256                            $ 28,790,401
                                                                    ------------                            ------------
                                                                    ------------                            ------------

LIABILITIES
Domestic deposits:
  Interest bearing................................................  $  5,447,502       38,448       2.86    $  5,212,126
  Savings and consumer time.......................................     3,079,386       29,212       3.85       2,918,508
  Large time......................................................     3,917,627       53,640       5.55       4,755,047
Foreign deposits (3)..............................................     1,837,349       23,577       5.20       1,540,546
                                                                    ------------  -----------               ------------
    Total interest bearing deposits...............................    14,281,864      144,877       4.11      14,426,227
                                                                    ------------  -----------               ------------
Federal funds purchased and securities sold under repurchase
  agreements......................................................     1,080,828       14,075       5.28         819,980
Subordinated capital notes........................................       349,111        5,754       6.68         343,111
Commercial paper..................................................     1,568,756       21,395       5.53       1,512,649
Other borrowed funds..............................................       365,488        5,102       5.66         779,123
                                                                    ------------  -----------               ------------
    Total borrowed funds..........................................     3,364,183       46,326       5.58       3,454,863
                                                                    ------------  -----------               ------------
    Total interest bearing liabilities............................    17,646,047      191,203       4.39      17,881,090
                                                                                  -----------
Noninterest bearing deposits......................................     8,149,582                               7,102,730
Other liabilities.................................................     1,355,331                               1,279,767
                                                                    ------------                            ------------
    Total liabilities.............................................    27,150,960                              26,263,587
SHAREHOLDERS' EQUITY..............................................
Parent direct interest in equity of bank subsidiary...............       148,575                                 130,211
Preferred stock...................................................       --                                      135,000
Common equity.....................................................     2,565,721                               2,261,603
                                                                    ------------                            ------------
    Total shareholders' equity....................................     2,714,296                               2,526,814
                                                                    ------------                            ------------
    Total liabilities and shareholders' equity....................  $ 29,865,256                            $ 28,790,401
                                                                    ------------                            ------------
                                                                    ------------                            ------------
Net interest income/margin (taxable-equivalent basis).............                    318,646       4.85%
Less: taxable-equivalent adjustment...............................                      1,196
                                                                                  -----------
    Net interest income...........................................                $   317,450
                                                                                  -----------
                                                                                  -----------


                                                                     INTEREST      AVERAGE
                                                                      INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                                              EXPENSE(1)     RATE(1)
------------------------------------------------------------------  -----------  -----------
ASSETS
Loans: (2)
  Domestic........................................................  $   401,579       8.21%
  Foreign (3).....................................................       21,230       6.21
Securities--taxable (4)...........................................       35,829       6.24
Securities--tax-exempt (4)........................................        3,348       9.98
Interest bearing deposits in banks................................       11,199       5.66
Federal funds sold and securities purchased under resale
  agreements......................................................        9,840       5.44
Trading account assets............................................        3,427       5.51
                                                                    -----------
    Total earning assets..........................................      486,452       7.73
                                                                    -----------
Allowance for credit losses.......................................
Cash and due from banks...........................................
Premises and equipment, net.......................................
Other assets......................................................

    Total assets..................................................

LIABILITIES
Domestic deposits:
  Interest bearing................................................       35,961       2.80
  Savings and consumer time.......................................       27,025       3.76
  Large time......................................................       63,419       5.41
Foreign deposits (3)..............................................       17,909       4.71
                                                                    -----------
    Total interest bearing deposits...............................      144,314       4.06
                                                                    -----------
Federal funds purchased and securities sold under repurchase
  agreements......................................................       10,391       5.14
Subordinated capital notes........................................        5,503       6.51
Commercial paper..................................................       19,853       5.32
Other borrowed funds..............................................       10,939       5.69
                                                                    -----------
    Total borrowed funds..........................................       46,686       5.48
                                                                    -----------
    Total interest bearing liabilities............................      191,000       4.33
                                                                    -----------
Noninterest bearing deposits......................................
Other liabilities.................................................

    Total liabilities.............................................
SHAREHOLDERS' EQUITY..............................................
Parent direct interest in equity of bank subsidiary...............
Preferred stock...................................................
Common equity.....................................................

    Total shareholders' equity....................................

    Total liabilities and shareholders' equity....................

Net interest income/margin (taxable-equivalent basis).............      295,452       4.69%
Less: taxable-equivalent adjustment...............................        1,421
                                                                    -----------
    Net interest income...........................................  $   294,031
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

    Net interest income, on a taxable-equivalent basis, was $318.6 million for the first quarter of 1998, compared with $295.5 million for the first quarter of 1997. This increase of $23.2 million, or 8 percent, was primarily attributable to a $1.1 billion, or 4 percent, increase in average earning assets largely funded by a $1.0 billion, or 15 percent, increase in average noninterest bearing deposits. In addition, the net interest margin increased 16 basis points to 4.85 percent. The differential between the increase in the yield on average earning assets and the increase in the rate of interest bearing liabilities was favorably impacted by an increase in the proportion of funding provided by noninterest bearing deposits, thereby lowering the overall cost of funds.

    Average earning assets were $26.5 billion in the first quarter of 1998, compared with $25.4 billion in the first quarter of 1997. Most of this increase was attributable to growth in average loans, which increased $1.4 billion, or 7 percent, and average securities, which were $237.6 million, or 10 percent, higher, offset by a $435.2 million decrease in average federal funds sold and securities purchased under resale agreements. Average commercial, financial and industrial loans, which increased $1.2 billion, and average commercial mortgage loans, which increased $335.6 million, contributed most of the loan growth. See "Loans" on page 15 for additional commentary on growth in the loan portfolio. The increase in primarily fixed rate securities reflected interest rate risk management actions to reduce the Company's exposure to declines in interest rates, and, secondarily, to increase liquidity.

    The $1.1 billion, or 4 percent, growth in average earning assets from the first quarter of 1997 to the first quarter of 1998 was funded primarily by a $1.0 billion increase in average noninterest bearing deposits. The increase in noninterest bearing deposits was partially due to an influx of new customer relationships, arising from the recent merger and acquisition activities of other financial institutions in the California market during the past year.

NONINTEREST INCOME

                                                                                 FOR THE THREE MONTHS ENDED
                                                                       ----------------------------------------------
                                                                                                INCREASE (DECREASE)
                                                                       MARCH 31,   MARCH 31,   ----------------------
(DOLLARS IN THOUSANDS)                                                    1998        1997      AMOUNT      PERCENT
---------------------------------------------------------------------  ----------  ----------  ---------  -----------
Service charges on deposit accounts..................................  $   33,026  $   27,121      5,905       21.77%
Trust and investment management fees.................................      27,993      23,898      4,095       17.14
International commissions and fees...................................      17,631      15,079      2,552       16.92
Credit card merchant fees............................................      14,379      13,044      1,335       10.23
Merchant banking fees................................................       9,622       8,380      1,242       14.82
Securities gains, net................................................       4,926         471      4,455      945.86
Foreign exchange trading gains, net..................................       4,851       3,469      1,382       39.84
Brokerage commissions and fees.......................................       4,373       3,469        904       26.06
Other................................................................      11,229      19,855     (8,626)     (43.44)
                                                                       ----------  ----------  ---------
  Total noninterest income...........................................  $  128,030  $  114,786  $  13,244       11.54%
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------

    In the first quarter of 1998, noninterest income was $128.0 million, compared with $114.8 million for the same period in 1997. This increase of $13.2 million includes a $5.9 million increase in service charges on deposit accounts, reflecting a 4 percent increase in average deposits coupled with the expansion of several new products and services, and a $4.5 million increase in securities gains, net. In addition, trust and investment management fees increased $4.1 million, largely due to growth of assets under management, and international commissions and fees increased $2.6 million. These increases were partly offset by an $8.6 million decrease in other noninterest income, primarily attributable to an $8 million gain from the sale of a real estate-related joint venture in 1997.

NONINTEREST EXPENSE

                                                                              FOR THE THREE MONTHS ENDED
                                                                   ------------------------------------------------
                                                                                             INCREASE (DECREASE)
                                                                   MARCH 31,   MARCH 31,   ------------------------
(DOLLARS IN THOUSANDS)                                                1998        1997       AMOUNT       PERCENT
-----------------------------------------------------------------  ----------  ----------  -----------  -----------
Salaries and other compensation..................................  $  119,878  $  108,601   $  11,277        10.38%
Employee benefits................................................      30,505      32,187      (1,682)       (5.23)
                                                                   ----------  ----------  -----------
  Personnel-related expense......................................     150,383     140,788       9,595         6.82
Net occupancy....................................................      22,025      19,630       2,395        12.20
Equipment........................................................      13,839      13,687         152         1.11
Communications...................................................      11,229      10,268         961         9.36
Credit card processing...........................................      10,080       9,722         358         3.68
Data processing..................................................       6,502       6,423          79         1.23
Printing and office supplies.....................................       6,335       6,169         166         2.69
Professional services............................................       6,128       4,719       1,409        29.86
Advertising and public relations.................................       6,051       6,009          42         0.70
Software.........................................................       4,440       4,729        (289)       (6.11)
Travel...........................................................       3,762       3,195         567        17.75
Intangible asset amortization....................................       3,338       3,338      --             0.00
Armored car......................................................       2,859       3,113        (254)       (8.16)
Foreclosed asset expense (income)................................        (198)        411        (609)          nm
Merger and integration expense...................................      --           6,037      (6,037)     (100.00)
Other............................................................      21,702      14,900       6,802        45.65
                                                                   ----------  ----------  -----------
    Total noninterest expense....................................  $  268,475  $  253,138   $  15,337         6.06%
                                                                   ----------  ----------  -----------
                                                                   ----------  ----------  -----------

------------------------------

nm=not meaningful

    Noninterest expense was $268.5 million for the first quarter of 1998, compared with $253.1 million for the first quarter of 1997, an increase of $15.3 million, or 6 percent. Personnel-related expense increased $9.6 million, or 7 percent, primarily due to a $5.5 million increase in performance-based incentive compensation and a 5 percent increase in workforce to support increased revenue growth. In addition, net occupancy expense increased $2.4 million, professional services expense increased $1.4 million, and other noninterest expense increased $6.8 million, partially reflecting additional expenses incurred to support higher deposit volumes.

    The combination of Union Bank and BanCal Tri-State Corporation on April 1, 1996 resulted in the recording of a total of $123.5 million in merger and integration expense. The remaining liability balance at March 31, 1998 was $14.3 million. The balance includes amounts primarily for lease payments that are continuing over the expected term of the leases. No merger and integration expense was recorded in the first quarter of 1998, compared with $6.0 million in the same quarter of 1997.

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

    The Company has prepared a project plan, identified all of the major application and processing systems, and sought external and internal resources to replace and test the systems. Purchased software and systems supported by external parties will be tested as part of the formal project plan. In addition, customers and vendors who have significant relationships with the Company will be evaluated to determine whether they are preparing for the Year 2000. The failure of those customers to adequately prepare will be incorporated into the credit review process. However, there can be no guarantee that the systems of vendors or customers with which the Company does business will be completed on a timely basis.

    The Company plans to complete the Year 2000 project in advance of December 31, 1999. Of the estimated total project cost of approximately $40 million, the remaining amount to be incurred for the Year 2000 project is approximately $37 million and will be funded by normal operating cash and staffed by external resources as well as internal staff redeployed from less time-sensitive assignments. Approximately $10 million of the remaining cost is attributable to the purchase of new hardware and software, which will be capitalized and expensed over the useful lives of those assets. The remaining $27 million, which will be expensed as incurred over the next two years, is not expected to have a material effect on the results of operations, liquidity or capital resources. During first quarter of 1998, the Company incurred and expensed approximately $2 million related to its assessment of the Year 2000 issue and its preliminary efforts in implementing the Year 2000 project plan. As with all financial institutions, there is a high degree of reliance being placed on the systems of other institutions to properly settle transactions. Their inability to process transactions properly or the Company's inability to complete its plan on time could have a material adverse effect on the Company.

    The cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on managment's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ.

INCOME TAX EXPENSE

    The effective tax rates for the first quarter of 1998 and 1997 were 39 percent and 41 percent, respectively. The lower effective tax rate in the first quarter of 1998 reflects the benefits recognized from filing a California Franchise Tax return based on the unitary concept, which incorporates the financial results of BTM.

LOANS

    The following table shows loans outstanding by loan type.

                                                                                          INCREASE (DECREASE)
                                                                                          MARCH 31, 1998 FROM
                                                                             ----------------------------------------------
                                                                               DECEMBER 31, 1997         MARCH 31, 1997
                                       MARCH 31,   DECEMBER 31,  MARCH 31,   ----------------------  ----------------------
(DOLLARS IN THOUSANDS)                    1998         1997         1997      AMOUNT      PERCENT     AMOUNT      PERCENT
-------------------------------------  ----------  ------------  ----------  ---------  -----------  ---------  -----------
Domestic:
  Commercial, financial and
    industrial.......................  $10,908,882  $10,747,179  $9,678,762  $ 161,703        1.50%  $1,230,120      12.71%
  Construction.......................     270,210      293,333      331,149    (23,123)      (7.88)    (60,939)     (18.40)
  Mortgage:
    Residential......................   2,923,174    2,961,233    2,973,411    (38,059)      (1.29)    (50,237)      (1.69)
    Commercial.......................   2,971,186    2,951,807    2,650,511     19,379        0.66     320,675       12.10
                                       ----------  ------------  ----------  ---------               ---------
      Total mortgage.................   5,894,360    5,913,040    5,623,922    (18,680)      (0.32)    270,438        4.81
  Consumer:
    Installment......................   2,067,372    2,090,752    2,061,883    (23,380)      (1.12)      5,489        0.27
    Home equity......................     934,857      992,916    1,064,357    (58,059)      (5.85)   (129,500)     (12.17)
    Credit card and other lines of
      credit.........................     254,525      270,097      284,009    (15,572)      (5.77)    (29,484)     (10.38)
                                       ----------  ------------  ----------  ---------               ---------
      Total consumer.................   3,256,754    3,353,765    3,410,249    (97,011)      (2.89)   (153,495)      (4.50)
  Lease financing....................     888,846      874,860      824,325     13,986        1.60      64,521        7.83
                                       ----------  ------------  ----------  ---------               ---------
      Total loans in domestic
        offices......................  21,219,052   21,182,177   19,868,407     36,875        0.17   1,350,645        6.80
Loans originated in foreign
 branches............................   1,284,991    1,559,231    1,377,647   (274,240)     (17.59)    (92,656)      (6.73)
                                       ----------  ------------  ----------  ---------               ---------
      Total loans....................  $22,504,043  $22,741,408  $21,246,054 $(237,365)      (1.04)% $1,257,989       5.92%
                                       ----------  ------------  ----------  ---------               ---------
                                       ----------  ------------  ----------  ---------               ---------

    The Company's lending activities are predominantly domestic, with such loans comprising 94 percent of the portfolio at March 31, 1998. Total loans at March 31, 1998 were $22.5 billion, an increase of

$1.3 billion, or 6 percent, from March 31, 1997. The increase was primarily attributable to growth in the commercial, financial and industrial loan portfolio, which increased $1.2 billion from March 31, 1997.

    Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are extended principally to major corporations, middle market businesses, and small businesses, with no industry concentration exceeding 10 percent of total commercial, financial and industrial loans. At March 31, 1998 and 1997, the commercial, financial and industrial loan portfolio was $10.9 billion, or 48 percent of total loans, and $9.7 billion, or 46 percent of total loans, respectively. The increase of $1.2 billion, or 13 percent, from March 31, 1997 was primarily attributable to continued growth in loans extended to large corporations in industries where the Bank has specialized lending expertise.

    The construction loan portfolio totaled $270.2 million, or 1 percent of total loans, at March 31, 1998, compared with $331.1 million, or 2 percent of total loans, at March 31, 1997.

    Mortgage loans were $5.9 billion, or 26 percent of total loans, at March 31, 1998, compared with $5.6 billion, or 26 percent of total loans, at March 31, 1997. The mortgage loan portfolio consists of loans on commercial and industrial projects and loans secured by one to four family residential properties, primarily in California. Commercial mortgage loans increased $320.7 million from March 31, 1997 to March 31, 1998, primarily attributable to an ongoing recovery in the California real estate market reflecting the continuing improvement in the West Coast economy, particularly in the real estate sector.

    Consumer loans totaled $3.3 billion, or 14 percent of total loans, at March 31, 1998, compared with $3.4 billion, or 16 percent of total loans, at March 31, 1997. This portfolio is primarily comprised of installment loans and home equity loans.

    Lease financing totaled $888.8 million, or 4 percent of total loans, at March 31, 1998, compared with $824.3 million, or 4 percent of total loans, at March 31, 1997.

    Loans originated in foreign branches totaled $1.3 billion, or 6 percent of total loans, at March 31, 1998 and $1.4 billion, or 6 percent of total loans, at March 31, 1997.

CROSS-BORDER OUTSTANDINGS

    The Company's cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth the Company's cross-border outstandings as of March 31, 1998, December 31, 1997, and March 31, 1997 for each country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. The Corporation does not have significant local currency outstandings to the individual countries listed in the following table that are not hedged or are not funded by local currency borrowings.

                                                                                 PUBLIC     CORPORATIONS
                                                                  FINANCIAL      SECTOR       AND OTHER         TOTAL
(DOLLARS IN MILLIONS)                                           INSTITUTIONS    ENTITIES      BORROWERS     OUTSTANDINGS
--------------------------------------------------------------  -------------  -----------  -------------  ---------------
March 31, 1998
Japan.........................................................    $     100     $  --         $     424       $     524
Korea.........................................................          379             1           168             548

December 31, 1997
Japan.........................................................          401        --               438             839
Korea.........................................................          561            10           257             828
Thailand......................................................          320        --            --                 320

March 31, 1997
Japan.........................................................          824        --               504           1,328
Korea.........................................................          708            36           306           1,050
Thailand......................................................          314        --            --                 314

    The economic condition and the ability of some countries, to which the Company has cross-border exposure, to manage their external debt obligations have been impacted by the Asian economic crisis which began in the second half of 1997. Total outstandings as of March 31, 1998 in Japan, Korea and Thailand were $524 million, $548 million, and $194 million, and the Company's outstandings in Indonesia, a country which continues to be affected by economic and political turmoil, were $48 million. In light of events since year-end, Management believes these short-term exposures can be characterized as low to moderate risk.

    Since Japan is the second largest trading nation in the world, its economic and financial markets situation is being closely monitored. Management is also aware that the potential impact of the Asian crisis and the depressed conditions in Japan on the American economy and Asian companies doing business with and in the USA, particularly California, are not yet fully understood. Accordingly, the Company will continue to evaluate the impact that these conditions may have on the overall portfolio throughout 1998.

    Although management cannot predict the ultimate impact of the crisis on the Company's financial position and results of operations since much depends on the effect of the stabilizing activities already under way, management believes that the continuation of internal supervision, monitoring and portfolio risk management practices will be effective in minimizing the impact over and above that already identified. Increases in nonaccrual loans, together with some related increases in charge-off activity, may occur as events unfold.

ALLOWANCE FOR CREDIT LOSSES

    The allowance for credit losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of risk in the credit and lease portfolio, including commitments to provide financing. The allowance is increased by the provision for credit losses, which is charged against current period operating results, and is decreased by the amount of net loans charged off during the period. In evaluating the adequacy of the allowance for credit losses, management incorporates such factors as collateral value, portfolio composition and concentration, and trends in local, national, and international economic conditions and the related impact on the financial strength of the Company's borrowers. While the allowance is segmented by broad portfolio categories to analyze its adequacy, the allowance is general in nature and is available for the portfolio in its entirety. Although management believes that the allowance for credit losses is adequate in the first quarter of 1998, future provisions will be subject to continuing evaluation of risk in the credit and lease portfolio.

    The table below sets forth a reconciliation of changes in the allowance for credit losses.

                                                                                             FOR THE THREE MONTHS
                                                                                                    ENDED
                                                                                            ----------------------
                                                                                            MARCH 31,   MARCH 31,
(DOLLARS IN THOUSANDS)                                                                         1998        1997
------------------------------------------------------------------------------------------  ----------  ----------
Balance, beginning of period..............................................................  $  451,692  $  523,946
Loans charged off:
    Commercial, financial and industrial..................................................       3,988       5,175
    Construction..........................................................................           3          --
    Mortgage..............................................................................         814       1,888
    Consumer..............................................................................      12,438      12,539
    Lease financing.......................................................................         657         969
                                                                                            ----------  ----------
      Total loans charged off.............................................................      17,900      20,571
Recoveries of loans previously charged off:
    Commercial, financial and industrial..................................................       7,745       7,540
    Construction..........................................................................           3       6,891
    Mortgage..............................................................................         528       1,474
    Consumer..............................................................................       3,895       3,481
    Lease financing.......................................................................          77          74
                                                                                            ----------  ----------
      Total recoveries of loans previously charged off....................................      12,248      19,460
                                                                                            ----------  ----------
        Net loans charged off.............................................................       5,652       1,111
Provision for credit losses...............................................................      20,000          --
Foreign translation adjustment and other net additions....................................           3          --
                                                                                            ----------  ----------
Balance, end of period....................................................................  $  466,043  $  522,835
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Allowance for credit losses to total loans................................................        2.07%       2.46%
Provision for credit losses to net loans charged off......................................      353.86          --
Recoveries of loans to loans charged off in the previous period...........................       33.84       53.80
Net loans charged off to average loans outstanding for the period(1)......................        0.10        0.02

--------------------------

(1)  Annualized.

    At March 31, 1998, the Company's allowance for credit losses was $466.0 million, or 2.07 percent of total loans, and 414.4 percent of total nonaccrual loans, compared with an allowance for credit losses at March 31, 1997 of $522.8 million, or 2.46 percent of total loans, and 382.6 percent of total nonaccrual loans.

    During the first quarter of 1998, the Company recorded $20.0 million in provision for credit losses, compared with no provision for credit losses in the first quarter of 1997. This resulted from management's regular quarterly assessment of overall credit quality, loan growth and economic conditions in relation to the level of the allowance for credit losses. Future quarterly provisions will be subject to the same evaluation process.

    During the first quarter of 1998, net loans charged off were $5.7 million, compared with $1.1 million in the first quarter of 1997. Loans charged off in the first quarter of 1998 decreased by $2.7 million primarily due to a $1.2 million decrease in commercial, financial and industrial loans charged off and a $1.1 million decrease in mortgage loans charged off. Recoveries of loans previously charged off decreased by $7.2 million, and the percentage of current year recoveries to loans charged off in the previous quarter decreased from
53.80 percent in the first quarter of 1997 to 33.84 percent in the first quarter of 1998.

    The Company evaluates its loan portfolio for impairment as defined by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended. At March 31, 1998, total impaired loans were $111.5 million, and the associated impairment allowance was $18.3 million, compared with total impaired loans of $124.6 million and an associated impairment allowance of $14.6 million at March 31, 1997.

NONPERFORMING ASSETS

                                                                                MARCH 31,   DECEMBER 31,  MARCH 31,
(DOLLARS IN THOUSANDS)                                                             1998         1997         1997
------------------------------------------------------------------------------  ----------  ------------  ----------
Commercial, financial and industrial..........................................  $   65,540   $   46,392   $   70,778
Construction..................................................................       4,389        4,071        5,009
Mortgage:
  Residential.................................................................         951          954        3,244
  Commercial..................................................................      41,571       57,921       57,636
                                                                                ----------  ------------  ----------
    Total mortgage............................................................      42,522       58,875       60,880
                                                                                ----------  ------------  ----------
    Total nonaccrual loans....................................................     112,451      109,338      136,667
Foreclosed assets.............................................................      19,952       20,471       30,378
                                                                                ----------  ------------  ----------
    Total nonperforming assets................................................  $  132,403   $  129,809   $  167,045
                                                                                ----------  ------------  ----------
                                                                                ----------  ------------  ----------
Allowance for credit losses...................................................  $  466,043   $  451,692   $  522,835
                                                                                ----------  ------------  ----------
                                                                                ----------  ------------  ----------
Nonaccrual loans to total loans...............................................        0.50%        0.48%        0.64%
Nonaccrual loans to allowance for credit losses...............................       24.13        24.21        26.14
Nonperforming assets to total loans and foreclosed assets.....................        0.59         0.57         0.79
Nonperforming assets to total assets..........................................        0.43         0.42         0.57

    At March 31, 1998, nonperforming assets totaled $132.4 million, a decrease of $34.6 million, or 21 percent, from a year earlier. The decrease was primarily the result of reductions of $5.2 million in nonaccrual commercial, financial and industrial loans, mostly from loans to large corporate borrowers; $16.1 million in nonaccrual commercial mortgage loans due to a combination of note sales, repayments and restorations to accrual; and, $10.4 million in foreclosed assets.

    Nonaccrual loans as a percentage of total loans were 0.50 percent at March 31, 1998, compared with 0.64 percent at March 31, 1997. Nonperforming assets as a percentage of total loans and foreclosed assets were 0.59 percent at March 31, 1998, compared with 0.79 percent at March 31, 1997.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

                                                                               MARCH 31,   DECEMBER 31,   MARCH 31,
(DOLLARS IN THOUSANDS)                                                           1998          1997         1997
----------------------------------------------------------------------------  -----------  ------------  -----------
 Commercial, financial and industrial.......................................   $   1,159    $      450    $   4,419
 Construction...............................................................          --            --        5,081
 Mortgage:
    Residential.............................................................       8,886        10,170       10,952
    Commercial..............................................................         404         1,660       13,742
                                                                              -----------  ------------  -----------
      Total mortgage........................................................       9,290        11,830       24,694
 Consumer and other.........................................................       7,500         7,712       11,865
                                                                              -----------  ------------  -----------
      Total loans 90 days or more past due and still accruing...............   $  17,949    $   19,992    $  46,059
                                                                              -----------  ------------  -----------
                                                                              -----------  ------------  -----------

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

    Core deposits provide the Company with a sizable source of relatively stable and low-cost funds. In the first quarter of 1998, lower cost sources of funds, which include noninterest bearing deposits and interest bearing core deposits, funded 63 percent of average earning assets. Most of the remaining funding was provided by short-term borrowing in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper, and other borrowings.

REGULATORY CAPITAL

    The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios for the Company.

                                                                                           MINIMUM
                                           MARCH 31,      DECEMBER 31,     MARCH 31,     REGULATORY
(DOLLARS IN THOUSANDS)                        1998            1997            1997       REQUIREMENT
----------------------------------------  ------------   --------------   ------------   -----------
CAPITAL COMPONENTS
Tier 1 capital..........................  $  2,663,753   $    2,587,071   $  2,467,312
Tier 2 capital..........................       604,145          601,102        458,135
                                          ------------   --------------   ------------
Total risk-based capital................  $  3,267,898   $    3,188,173   $  2,925,447
                                          ------------   --------------   ------------
                                          ------------   --------------   ------------
Risk-weighted assets....................  $ 29,094,505   $   28,862,340   $ 26,963,265
                                          ------------   --------------   ------------
                                          ------------   --------------   ------------
Quarterly average assets................  $ 29,795,772   $   30,334,507   $ 28,702,616
                                          ------------   --------------   ------------
                                          ------------   --------------   ------------
CAPITAL RATIOS
Total risk-based capital................         11.23%           11.05%         10.85%      8.0%
Tier 1 risk-based capital...............          9.16             8.96           9.15       4.0
Leverage ratio (1)......................          8.94             8.53           8.60       4.0

------------------------------

(1) Tier 1 capital divided by quarterly average assets (excluding intangible assets).

    The Company and the Bank are subject to various regulations issued by Federal banking agencies, including minimum capital requirements. The Company and the Bank are required to maintain minimum ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (the leverage ratio).

    Compared with one year earlier, the Company's Tier 1 risk-based capital ratio at March 31, 1998 decreased 3 basis points to 9.16 percent, the total risk-based capital ratio increased 35 basis points to 11.23 percent, and the leverage ratio increased 34 basis points to 8.94 percent. The decrease in the Tier 1 risk-based capital ratio was attributable to the redemption of $135.0 million of preferred stock in the third quarter of 1997, partly offset by retained earnings growing faster than risk-weighted assets. The increase in the total risk-based capital ratio was attributable to the issuance of $200.0 million in subordinated capital notes in the second quarter of 1997.

    As of March 31, 1998, management believes the capital ratios of the Bank met all regulatory minimums of a "well-capitalized" institution.

ITEM 3.  MARKET RISK.

    The Company's exposure to market risk is discussed on pages 46-49 of the December 31, 1997 annual report to shareholders.

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

                                          Dated:  May 14, 1998