Form 10-Q
period 1998-06-30
UNIONBANCAL CORP
filed 1998-08-14
CIK 1011659

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                         Commission file number 0-28118

                            UNIONBANCAL CORPORATION

     State of Incorporation: California        I.R.S. Employer Identification No. 94-1234979

                             350 California Street

                        San Francisco, California 94104

                           Telephone: (415) 765-2126

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   Number of shares of Common Stock outstanding at July 31, 1998: 55,002,950

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                          -----------

PART I
FINANCIAL INFORMATION

  Consolidated Financial Highlights.....................................................................           2

  Item 1. Financial Statements:
    Consolidated Statements of Income...................................................................           4
    Consolidated Balance Sheets.........................................................................           5
    Consolidated Statements of Changes in Shareholders' Equity..........................................           6
    Consolidated Statements of Cash Flows...............................................................           7
    Notes to Consolidated Financial Statements..........................................................           8

  Item 2. Management's Discussion and Analysis:
    Introduction........................................................................................          13
    Summary.............................................................................................          13
    Net Interest Income.................................................................................          15
    Noninterest Income..................................................................................          18
    Noninterest Expense.................................................................................          19
    Year 2000...........................................................................................          20
    Income Tax Expense..................................................................................          23
    Loans...............................................................................................          23
    Cross-Border Outstandings...........................................................................          24
    Allowance for Credit Losses.........................................................................          25
    Nonperforming Assets................................................................................          27
    Loans 90 Days or More Past Due and Still Accruing...................................................          27
    Liquidity...........................................................................................          27
    Regulatory Capital..................................................................................          28

  Item 3. Market Risk...................................................................................          28

PART II
OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders...........................................          29

  Item 5. Other Information.............................................................................          30

  Item 6. Exhibits and Reports on Form 8-K..............................................................          30

  Signatures............................................................................................          31

                         PART I. FINANCIAL INFORMATION

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                              PERCENT CHANGE TO
                                                           FOR THE THREE MONTHS ENDED        JUNE 30, 1998 FROM:
                                                       ----------------------------------  ------------------------
                                                        JUNE 30,   MARCH 31,    JUNE 30,    MARCH 31,    JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)             1998        1998        1997        1998         1997
-----------------------------------------------------  ----------  ----------  ----------  -----------  -----------
RESULTS OF OPERATIONS:
  Net interest income (taxable-equivalent)(1)........  $  326,708  $  318,646  $  308,401        2.53%        5.94%
  Provision for credit losses........................      15,000      20,000          --      (25.00)          nm
  Noninterest income.................................     147,994     128,030     111,021       15.59        33.30
  Noninterest expense................................     277,325     268,475     255,753        3.30         8.43
                                                       ----------  ----------  ----------
  Income before income taxes(1)......................     182,377     158,201     163,669       15.28        11.43
  Taxable-equivalent adjustment......................       1,152       1,196       1,385       (3.68)      (16.82)
  Income tax expense.................................      72,704      61,428      65,739       18.36        10.59
                                                       ----------  ----------  ----------
  Net income.........................................  $  108,521  $   95,577  $   96,545       13.54%       12.40%
                                                       ----------  ----------  ----------
                                                       ----------  ----------  ----------
NET INCOME APPLICABLE TO:
  Common stock.......................................  $  102,093  $   90,027  $   88,097       13.40%       15.89%
                                                       ----------  ----------  ----------
                                                       ----------  ----------  ----------
  Parent direct interest in bank subsidiary..........  $    6,428  $    5,550  $    5,621       15.82%       14.36%
                                                       ----------  ----------  ----------
                                                       ----------  ----------  ----------
PER COMMON SHARE:
  Net income--basic..................................  $     1.86  $     1.64  $     1.61       13.41%       15.53%
  Net income--diluted................................        1.85        1.63        1.60       13.50        15.63
  Dividends..........................................        0.42        0.42        0.35          --        20.00
  Book value (end of period).........................       48.79       47.32       43.15        3.11        13.07
  Common shares outstanding (end of period)..........  55,001,657  54,942,323  54,866,952        0.11         0.25
  Weighted average common shares
    outstanding--basic...............................  54,981,777  54,932,516  54,795,625        0.09         0.34
  Weighted average common shares
    outstanding--diluted.............................  55,206,775  55,150,411  54,947,633        0.10         0.47

BALANCE SHEET (END OF PERIOD):
  Total assets.......................................  $30,922,575 $30,904,567 $30,171,952       0.06%        2.49%
  Total loans........................................  22,958,328  22,504,043  22,129,118        2.02         3.75
  Nonperforming assets...............................     122,943     132,403     176,199       (7.14)      (30.22)
  Total deposits.....................................  23,412,519  23,411,367  22,352,919          --         4.74
  Subordinated capital notes.........................     348,000     348,000     482,000          --       (27.80)
  Preferred stock....................................          --          --     135,000          --           nm
  Common equity......................................   2,683,309   2,599,638   2,367,630        3.22        13.33

BALANCE SHEET (PERIOD AVERAGE):
  Total assets.......................................  $29,756,517 $29,865,256 $29,439,297      (0.36)%       1.08%
  Total loans........................................  22,698,082  22,611,092  21,689,154        0.38         4.65
  Earning assets.....................................  26,724,142  26,502,646  26,006,291        0.84         2.76
  Total deposits.....................................  22,154,050  22,431,446  21,707,498       (1.24)        2.06
  Common equity......................................   2,642,675   2,565,721   2,330,809        3.00        13.38

FINANCIAL RATIOS:
  Return on average assets(2)........................        1.46%       1.30%       1.32%
  Return on average common equity(3).................       15.50       14.23       15.16
  Efficiency ratio(4)................................       58.47       60.15       60.87
  Net interest margin(1).............................        4.90        4.85        4.75
  Tier 1 risk-based capital ratio....................        9.28        9.16        9.19
  Total risk-based capital ratio.....................       11.34       11.23       11.59
  Leverage ratio.....................................        9.27        8.94        8.68
  Allowance for credit losses to total loans.........        2.08        2.07        2.27
  Allowance for credit losses to nonaccrual loans....      446.71      414.44      343.58
  Net loans charged off to average total loans(5)....        0.05        0.10        0.38
  Nonperforming assets to total loans and foreclosed
    assets...........................................        0.54        0.59        0.80
  Nonperforming assets to total assets...............        0.40        0.43        0.58

------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)    Based on annualized net income.
(3)    Based on annualized net income applicable to common stock.
(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.2) million in the second and first quarters of 1998 and $0.5 million in the second quarter of 1997.
(5)    Annualized.
nm   = not meaningful

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED)
                                  (UNAUDITED)

                                                                                      FOR THE SIX MONTHS ENDED
                                                                                 -----------------------------------
                                                                                  JUNE 30,    JUNE 30,     PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                       1998        1997       CHANGE
-------------------------------------------------------------------------------  ----------  ----------  -----------
RESULTS OF OPERATIONS:
  Net interest income (taxable-equivalent)(1)..................................  $  645,354  $  603,853        6.87%
  Provision for credit losses..................................................      35,000          --          nm
  Noninterest income...........................................................     276,024     225,807       22.24
  Noninterest expense..........................................................     545,800     508,891        7.25
                                                                                 ----------  ----------
  Income before income taxes(1)................................................     340,578     320,769        6.18
  Taxable-equivalent adjustment................................................       2,348       2,806      (16.32)
  Income tax expense...........................................................     134,132     128,916        4.05
                                                                                 ----------  ----------
  Net income...................................................................  $  204,098  $  189,047        7.96%
                                                                                 ----------  ----------
                                                                                 ----------  ----------
NET INCOME APPLICABLE TO:
  Common stock.................................................................  $  192,120  $  172,388       11.45%
                                                                                 ----------  ----------
                                                                                 ----------  ----------
  Parent direct interest in bank subsidiary....................................  $   11,978  $   11,006        8.83%
                                                                                 ----------  ----------
                                                                                 ----------  ----------
PER COMMON SHARE:
  Net income--basic............................................................  $     3.50  $     3.15       11.11%
  Net income--diluted..........................................................        3.48        3.14       10.83
  Dividends....................................................................        0.84        0.70       20.00
  Book value (end of period)...................................................       48.79       43.15       13.07
  Common shares outstanding (end of period)....................................  55,001,657  54,866,952        0.25
  Weighted average common shares outstanding--basic............................  54,957,282  54,780,158        0.32
  Weighted average common shares outstanding--diluted..........................  55,175,618  54,920,995        0.46

BALANCE SHEET (END OF PERIOD):
  Total assets.................................................................  $30,922,575 $30,171,952       2.49%
  Total loans..................................................................  22,958,328  22,129,118        3.75
  Nonperforming assets.........................................................     122,943     176,199      (30.22)
  Total deposits...............................................................  23,412,519  22,352,919        4.74
  Subordinated capital notes...................................................     348,000     482,000      (27.80)
  Preferred stock..............................................................          --     135,000          nm
  Common equity................................................................   2,683,309   2,367,630       13.33

BALANCE SHEET (PERIOD AVERAGE):
  Total assets.................................................................  $29,810,472 $29,116,709       2.38%
  Total loans..................................................................  22,654,828  21,452,401        5.61
  Earning assets...............................................................  26,614,007  25,728,698        3.44
  Total deposits...............................................................  22,291,982  21,618,719        3.11
  Common equity................................................................   2,604,411   2,296,397       13.41

FINANCIAL RATIOS:
  Return on average assets(2)..................................................        1.38%       1.31%
  Return on average common equity(3)...........................................       14.88       15.14
  Efficiency ratio(4)..........................................................       59.28       61.23
  Net interest margin(1).......................................................        4.88        4.72
  Tier 1 risk-based capital ratio..............................................        9.28        9.19
  Total risk-based capital ratio...............................................       11.34       11.59
  Leverage ratio...............................................................        9.27        8.68
  Allowance for credit losses to total loans...................................        2.08        2.27
  Allowance for credit losses to nonaccrual loans..............................      446.71      343.58
  Net loans charged off to average total loans(5)..............................        0.08        0.20
  Nonperforming assets to total loans and foreclosed assets....................        0.54        0.80
  Nonperforming assets to total assets.........................................        0.40        0.58

------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)    Based on annualized net income.
(3)    Based on annualized net income applicable to common stock.
(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.4) million and $0.9 million in the first six months of 1998 and 1997, respectively.
(5)    Annualized.
nm   = not meaningful

ITEM 1. FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                            FOR THE THREE          FOR THE SIX
                                                                                MONTHS                MONTHS
                                                                            ENDED JUNE 30,        ENDED JUNE 30,
                                                                         --------------------  --------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                              1998       1997       1998       1997
-----------------------------------------------------------------------  ---------  ---------  ---------  ---------
INTEREST INCOME
  Loans................................................................  $ 449,037  $ 438,979  $ 897,086  $ 861,497
  Securities...........................................................     48,936     40,802     91,831     78,849
  Interest bearing deposits in banks...................................      3,119     16,080     11,418     27,279
  Federal funds sold and securities purchased under resale
    agreements.........................................................      3,568      4,683      7,710     14,523
  Trading account assets...............................................      7,336      4,119     12,604      7,546
                                                                         ---------  ---------  ---------  ---------
      Total interest income............................................    511,996    504,663  1,020,649    989,694
                                                                         ---------  ---------  ---------  ---------
INTEREST EXPENSE
  Domestic deposits....................................................    113,136    125,406    234,436    251,811
  Foreign deposits.....................................................     22,073     19,488     45,650     37,397
  Federal funds purchased and securities sold under repurchase
    agreements.........................................................     19,541     15,492     33,616     25,883
  Commercial paper.....................................................     22,067     24,876     43,462     44,729
  Subordinated capital notes...........................................      5,332      4,821     11,086     10,324
  Other borrowed funds.................................................      4,291      7,564      9,393     18,503
                                                                         ---------  ---------  ---------  ---------
      Total interest expense...........................................    186,440    197,647    377,643    388,647
                                                                         ---------  ---------  ---------  ---------
NET INTEREST INCOME....................................................    325,556    307,016    643,006    601,047
Provision for credit losses............................................     15,000         --     35,000         --
                                                                         ---------  ---------  ---------  ---------
      Net interest income after provision for credit losses............    310,556    307,016    608,006    601,047
                                                                         ---------  ---------  ---------  ---------
NONINTEREST INCOME
  Service charges on deposit accounts..................................     32,553     28,307     65,579     55,428
  Trust and investment management fees.................................     30,036     25,696     58,029     49,594
  International commissions and fees...................................     18,934     17,306     36,565     32,385
  Merchant transaction processing fees.................................     13,738     14,283     28,117     27,327
  Merchant banking fees................................................      8,366      6,445     17,988     14,825
  Securities gains, net................................................         --         81      4,926        552
  Other................................................................     44,367     18,903     64,820     45,696
                                                                         ---------  ---------  ---------  ---------
      Total noninterest income.........................................    147,994    111,021    276,024    225,807
                                                                         ---------  ---------  ---------  ---------
NONINTEREST EXPENSE
  Salaries and employee benefits.......................................    152,112    137,173    302,495    277,961
  Net occupancy........................................................     21,679     22,884     43,704     42,514
  Equipment............................................................     13,964     14,143     27,803     27,830
  Merchant transaction processing......................................     11,513     10,545     21,593     20,267
  Communications.......................................................     10,452     10,518     21,681     20,786
  Advertising and public relations.....................................      8,302      7,218     14,353     13,227
  Professional services................................................      7,190      7,882     13,318     12,601
  Data processing......................................................      6,633      6,148     13,135     12,571
  Printing and office supplies.........................................      6,488      6,087     12,823     12,256
  Foreclosed asset expense (income)....................................       (223)       465       (421)       876
  Merger and integration...............................................         --         --         --      6,037
  Other................................................................     39,215     32,690     75,316     61,965
                                                                         ---------  ---------  ---------  ---------
      Total noninterest expense........................................    277,325    255,753    545,800    508,891
                                                                         ---------  ---------  ---------  ---------
Income before income taxes.............................................    181,225    162,284    338,230    317,963
Income tax expense.....................................................     72,704     65,739    134,132    128,916
                                                                         ---------  ---------  ---------  ---------
NET INCOME.............................................................  $ 108,521  $  96,545  $ 204,098  $ 189,047
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
NET INCOME APPLICABLE TO:
  Common stock.........................................................  $ 102,093  $  88,097  $ 192,120  $ 172,388
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
  Parent direct interest in bank subsidiary............................  $   6,428  $   5,621  $  11,978  $  11,006
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
NET INCOME PER COMMON SHARE--BASIC.....................................  $    1.86  $    1.61  $    3.50  $    3.15
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
NET INCOME PER COMMON SHARE--DILUTED...................................  $    1.85  $    1.60  $    3.48  $    3.14
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC......................     54,982     54,796     54,957     54,780
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED....................     55,207     54,948     55,176     54,921
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                         (UNAUDITED)                 (UNAUDITED)
                                                                           JUNE 30,    DECEMBER 31,    JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                    1998          1997          1997
-----------------------------------------------------------------------  ------------  ------------  ------------
ASSETS
Cash and due from banks................................................  $  2,485,158   $2,541,699   $  2,340,247
Interest bearing deposits in banks.....................................       136,182      633,421        919,040
Federal funds sold and securities purchased under resale agreements....        57,503       24,335        262,700
                                                                         ------------  ------------  ------------
    Total cash and cash equivalents....................................     2,678,843    3,199,455      3,521,987
Trading account assets.................................................       748,593      394,313        402,842
Securities available for sale..........................................     3,312,933    2,538,386      2,531,733
Securities held to maturity (market value: June 30, 1998, $167,395;
  December 31, 1997, $193,115; June 30, 1997, $252,188)................       164,353      188,775        247,809
Loans (net of allowance for credit losses: June 30, 1998, $478,133;
  December 31, 1997, $451,692; June 30, 1997, $502,114)................    22,480,195   22,289,716     21,627,004
Due from customers on acceptances......................................       430,141      773,339        700,074
Premises and equipment, net............................................       397,014      406,299        410,831
Other assets...........................................................       710,503      794,982        729,672
                                                                         ------------  ------------  ------------
    Total assets.......................................................  $ 30,922,575   $30,585,265  $ 30,171,952
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
LIABILITIES
Domestic deposits:
  Noninterest bearing..................................................  $  9,608,033   $8,574,515   $  7,674,300
  Interest bearing.....................................................    11,800,528   12,666,458     12,983,561
Foreign deposits:
  Noninterest bearing..................................................       268,599      275,029        296,848
  Interest bearing.....................................................     1,735,359    1,780,372      1,398,210
                                                                         ------------  ------------  ------------
    Total deposits.....................................................    23,412,519   23,296,374     22,352,919
Federal funds purchased and securities sold under repurchase
  agreements...........................................................     1,566,817    1,335,884      1,114,292
Commercial paper.......................................................     1,331,000      966,575      1,756,777
Other borrowed funds...................................................       171,091      476,010        528,385
Acceptances outstanding................................................       430,141      773,339        700,074
Other liabilities......................................................       823,477      709,784        597,648
Subordinated capital notes.............................................       348,000      348,000        482,000
                                                                         ------------  ------------  ------------
    Total liabilities..................................................    28,083,045   27,905,966     27,532,095
                                                                         ------------  ------------  ------------
SHAREHOLDERS' EQUITY
Parent direct interest in equity of bank subsidiary....................       156,221      147,083        137,227
Preferred stock:
  Authorized 5,000,000 shares 8 3/8% Noncumulative,
    Series A, issued 1,350,000 shares as of June 30, 1997..............            --           --        135,000
Common stock--$5 stated value:
  Authorized 100,000,000 shares, issued 55,001,657 as of June 30, 1998,
    54,916,010 as of December 31, 1997, and 54,866,952 as of June 30,
    1997...............................................................       275,008      274,580        274,334
Additional paid-in capital.............................................     1,327,384    1,320,417      1,316,973
Retained earnings......................................................     1,071,446      929,085        766,419
Accumulated other comprehensive income.................................         9,471        8,134          9,904
                                                                         ------------  ------------  ------------
    Total shareholders' equity.........................................     2,839,530    2,679,299      2,639,857
                                                                         ------------  ------------  ------------
    Total liabilities and shareholders' equity.........................  $ 30,922,575   $30,585,265  $ 30,171,952
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                             FOR THE SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                          ------------------------
(DOLLARS IN THOUSANDS)                                                                       1998         1997
----------------------------------------------------------------------------------------  -----------  -----------
PARENT DIRECT INTEREST IN EQUITY OF BANK SUBSIDIARY
Balance, beginning of period............................................................  $   147,083  $   128,689
Net income..............................................................................       11,978       11,006
Other net comprehensive income..........................................................           90          (34)
                                                                                          -----------  -----------
Total net comprehensive income..........................................................       12,068       10,972
Dividends on common stock...............................................................       (2,930)      (2,434)
                                                                                          -----------  -----------
  Balance, end of period................................................................  $   156,221  $   137,227
                                                                                          -----------  -----------
PREFERRED STOCK
Balance, beginning of period............................................................  $        --  $   135,000
Redemption of preferred stock...........................................................           --           --
                                                                                          -----------  -----------
  Balance, end of period................................................................  $        --  $   135,000
                                                                                          -----------  -----------
COMMON STOCK
Balance, beginning of period............................................................  $   274,580  $   273,813
Dividend reinvestment plan..............................................................            5            1
Deferred compensation--restricted stock awards..........................................          234          287
Stock options exercised.................................................................          189          233
                                                                                          -----------  -----------
  Balance, end of period................................................................  $   275,008  $   274,334
                                                                                          -----------  -----------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period............................................................  $ 1,320,417  $ 1,310,813
Dividend reinvestment plan..............................................................           10          (76)
Deferred compensation--restricted stock awards..........................................        4,871        3,558
Stock options exercised.................................................................        2,086        2,678
                                                                                          -----------  -----------
  Balance, end of period................................................................  $ 1,327,384  $ 1,316,973
                                                                                          -----------  -----------
RETAINED EARNINGS
Balance, beginning of period............................................................  $   929,085  $   635,180
Net income(2)...........................................................................      192,120      178,041
Dividends on common stock(1)............................................................      (46,174)     (38,368)
Dividends on preferred stock............................................................           --       (5,653)
Deferred compensation--restricted stock awards..........................................       (3,585)      (2,781)
                                                                                          -----------  -----------
  Balance, end of period................................................................  $ 1,071,446  $   766,419
                                                                                          -----------  -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period............................................................  $     8,134  $    11,438
Net income(2)...........................................................................      192,120      178,041
Other net comprehensive income..........................................................        1,337       (1,534)
                                                                                          -----------  -----------
Total net comprehensive income..........................................................      193,457      176,507
Less: net income included in retained earnings..........................................     (192,120)    (178,041)
                                                                                          -----------  -----------
  Balance, end of period................................................................  $     9,471  $     9,904
                                                                                          -----------  -----------
    TOTAL SHAREHOLDERS' EQUITY..........................................................  $ 2,839,530  $ 2,639,857
                                                                                          -----------  -----------
                                                                                          -----------  -----------

------------------------
(1) Dividends on common stock for the first six months of 1998 were $0.84 per share, compared to $0.70 per share for the first six months of 1997.
(2) Includes income applicable to preferred shareholders of $5.7 million for the first six months of 1997.

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                             FOR THE SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                          ------------------------
(DOLLARS IN THOUSANDS)                                                                       1998         1997
----------------------------------------------------------------------------------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................................  $   204,098  $   189,047
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses.........................................................       35,000           --
    Depreciation, amortization and accretion............................................       33,821       32,698
    Provision for deferred income taxes.................................................       12,548       17,606
    Gain on sales of securities available for sale......................................       (4,926)        (552)
    Merger and integration costs less than cash utilized................................      (11,004)     (20,203)
    Net (increase) decrease in trading account assets...................................     (354,280)      69,879
    Other, net..........................................................................      242,170       82,626
                                                                                          -----------  -----------
      Total adjustments.................................................................      (46,671)     182,054
                                                                                          -----------  -----------
  Net cash provided by operating activities.............................................      157,427      371,101
                                                                                          -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale..................................      317,209          989
  Proceeds from matured and called securities available for sale........................      143,737      111,123
  Purchase of securities available for sale.............................................   (1,247,304)    (431,931)
  Proceeds from matured and called securities held to maturity..........................       24,575       20,636
  Net increase in loans.................................................................     (239,316)  (1,117,203)
  Other, net............................................................................      (17,320)     (74,985)
                                                                                          -----------  -----------
    Net cash used by investing activities...............................................   (1,018,419)  (1,491,371)
                                                                                          -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..............................................................      116,145      819,959
  Net increase (decrease) in federal funds purchased and securities sold under
    repurchase agreements...............................................................      230,933     (208,362)
  Net increase in commercial paper and other borrowed funds.............................       59,506       40,277
  Proceeds from issuance of subordinated debt...........................................           --      100,000
  Payment of cash dividends.............................................................      (49,065)     (46,424)
  Other, net............................................................................        2,261        1,766
                                                                                          -----------  -----------
    Net cash provided by financing activities...........................................      359,780      707,216
                                                                                          -----------  -----------
Net decrease in cash and cash equivalents...............................................     (501,212)    (413,054)
Cash and cash equivalents at beginning of period........................................    3,199,455    3,937,697
Effect of exchange rate changes on cash and cash equivalents............................      (19,400)      (2,656)
                                                                                          -----------  -----------
Cash and cash equivalents at end of period..............................................  $ 2,678,843  $ 3,521,987
                                                                                          -----------  -----------
                                                                                          -----------  -----------
CASH PAID DURING THE PERIOD FOR:
  Interest..............................................................................  $   401,959  $   402,018
  Income taxes..........................................................................       99,817       80,080

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Loans transferred to foreclosed assets (OREO).........................................  $    11,032  $    12,856
  Dividends declared but unpaid.........................................................       24,567       20,416

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

    The unaudited consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the footnote disclosures necessary for complete financial statements in conformity with GAAP. The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1997.

    Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

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

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED) is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier application encouraged. The Company expects to adopt SFAS No. 133 as of January 1, 2000. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial statements, which is not expected to be material.

    In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. Management believes that the adoption of SOP 98-1 will not have a material effect on the Company's financial position or results of operations. The Statement is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. The Company expects to adopt SOP 98-1 on January 1, 1999.

    In June 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. Management believes that the adoption of SOP 98-5 will not have a material effect on the Company's financial position or results of operations. The Statement is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. The Company expects to adopt SOP 98-5 on January 1, 1999.

NOTE 3--EARNINGS PER SHARE

    Basic earnings per share (EPS) is computed by dividing net income after preferred dividends and parent direct interest in bank subsidiary by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE 3--EARNINGS PER SHARE (CONTINUED)
presents a reconciliation of basic and diluted EPS for the three months and six months ended June 30, 1998 and 1997 in accordance with SFAS No. 128:

                                          FOR THE THREE MONTHS ENDED JUNE 30,          FOR THE SIX MONTHS ENDED JUNE 30,
                                       ------------------------------------------  ------------------------------------------
                                               1998                  1997                  1998                  1997
                                       --------------------  --------------------  --------------------  --------------------

(AMOUNTS IN THOUSANDS)                   BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED
-------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income...........................  $ 108,521  $ 108,521  $  96,545  $  96,545  $ 204,098  $ 204,098  $ 189,047  $ 189,047
Less:
  Dividends on preferred stock.......         --         --     (2,827)    (2,827)        --         --     (5,653)    (5,653)
  Parent direct interest in bank
    subsidiary.......................     (6,428)    (6,428)    (5,621)    (5,621)   (11,978)   (11,978)   (11,006)   (11,006)
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income available to common
  shareholders.......................  $ 102,093  $ 102,093  $  88,097  $  88,097  $ 192,120  $ 192,120  $ 172,388  $ 172,388
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Weighted average common shares
  outstanding........................     54,982     54,982     54,796     54,796     54,957     54,957     54,780     54,780
Additional shares due to:
  Assumed conversion of dilutive
    stock options....................         --        225         --        152         --        219         --        141
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Adjusted weighted average common
  shares outstanding.................     54,982     55,207     54,796     54,948     54,957     55,176     54,780     54,921
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Earnings per share...................  $    1.86  $    1.85  $    1.61  $    1.60  $    3.50  $    3.48  $    3.15  $    3.14
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE 4--COMPREHENSIVE INCOME (CONTINUED)
    The following is a summary of the components of accumulated other comprehensive income:

                                                                           FOR THE SIX MONTHS ENDED
                                                ------------------------------------------------------------------------------
                                                            JUNE 30, 1998                           JUNE 30, 1997
                                                -------------------------------------  ---------------------------------------

                                                ACCUMULATED OTHER     PARENT DIRECT    ACCUMULATED OTHER      PARENT DIRECT
                                                  COMPREHENSIVE     INTEREST IN BANK     COMPREHENSIVE      INTEREST IN BANK
(DOLLARS IN THOUSANDS)                                INCOME           SUBSIDIARY            INCOME            SUBSIDIARY
----------------------------------------------  ------------------  -----------------  ------------------  -------------------
Net unrealized gain (loss) on available for
  sale securities, net of reclassification
  adjustment:
  Beginning balance...........................      $   19,608                             $   14,190
  Net unrealized gain (loss) on available for
    sale securities during the first six
    months, before tax........................           7,115          $     258                (638)          $      35
  Income tax (expense) benefit................          (2,882)              (104)                258                 (14)
  Less: reclassification adjustment for
    realized gains on available for sale
    securities included in net income during
    the first six months, before tax..........          (4,823)              (103)               (549)                 (3)
  Plus: income tax expense....................           1,954                 41                 223                   1
                                                       -------             ------             -------                 ---
  Net activity................................           1,364                 92                (706)                 19
                                                       -------             ------             -------                 ---
  Ending balance..............................          20,972                                 13,484
                                                       -------                                -------
Foreign currency translation adjustments:
  Beginning balance...........................         (11,474)                                (2,752)
  Foreign currency translation adjustments
    during the first six months, before tax...             (45)                (3)             (1,392)                (89)
  Income tax benefit..........................              18                  1                 564                  36
                                                       -------             ------             -------                 ---
  Net activity................................             (27)                (2)               (828)                (53)
                                                       -------             ------             -------                 ---
  Ending balance..............................         (11,501)                                (3,580)
                                                       -------                                -------
Other net comprehensive income................      $    1,337          $      90          $   (1,534)          $     (34)
                                                       -------             ------             -------                 ---
                                                       -------             ------             -------                 ---
Accumulated other comprehensive income........      $    9,471                             $    9,904
                                                       -------                                -------
                                                       -------                                -------

NOTE 5--SUBSEQUENT EVENT

    On August 10, 1998, the Company exchanged 3.4 million shares of its common stock for The Bank of Tokyo-Mitsubishi, Ltd.'s (BTM) 6 percent direct ownership interest in Union Bank of California, N.A. (the Bank). This share exchange will result in the Company owning 100 percent of the Bank. In addition, it increases BTM's ownership percentage of the Company to 82 percent from 81 percent.

    The exchange of shares was accounted for as a reorganization of entities under common control (similar to a business combination under the pooling of interests method). Accordingly, all historical financial information will be restated at September 30, 1998 as if the combination had been in effect for all periods presented.

    In order to provide more useful information with regard to this subsequent event, selected unaudited pro forma consolidated financial data is presented, giving effect to the August 10, 1998 exchange of 3.4 million shares. On a consolidated basis, the exchange will not affect total assets, total liabilities, total shareholders' equity, and regulatory capital ratios.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE 5--SUBSEQUENT EVENT (CONTINUED)
    The pro forma amounts in the table below are presented for informational purposes and are not necessarily indicative of current or future operating results, per share data or financial position, and do not necessarily represent what would have occurred had the exchange been consummated as of the date or the beginning of the period presented.

UNAUDITED SELECTED CONSOLIDATED FINANCIAL DATA

                                                                           (AS REPORTED)          (PRO FORMA)
                                                                        FOR THE THREE MONTHS  FOR THE THREE MONTHS
                                                                           ENDED JUNE 30,        ENDED JUNE 30,
                                                                        --------------------  --------------------
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)                              1998       1997       1998       1997
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
Results of operations:
  Net income..........................................................  $     109  $      97  $     109  $      97
  Net income applicable to common stock...............................        102         88        109         94
Per common share:
  Net income--basic...................................................  $    1.86  $    1.61  $    1.86  $    1.61
  Net income--diluted.................................................       1.85       1.60       1.85       1.61
  Weighted average common shares outstanding--basic...................     54,982     54,796     58,372     58,186
  Weighted average common shares outstanding--diluted.................     55,207     54,948     58,597     58,338
Balance sheet (end of period):
  Parent direct interest in equity of bank subsidiary                   $     156  $     137  $      --  $      --
  Common equity.......................................................      2,684      2,368      2,840      2,505

                                                                           (AS REPORTED)          (PRO FORMA)
                                                                         FOR THE SIX MONTHS    FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,        ENDED JUNE 30,
                                                                        --------------------  --------------------
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)                              1998       1997       1998       1997
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
Results of operations:
  Net income..........................................................  $     204  $     189  $     204  $     189
  Net income applicable to common stock...............................        192        172        204        183
Per common share:
  Net income--basic...................................................  $    3.50  $    3.15  $    3.50  $    3.15
  Net income--diluted.................................................       3.48       3.14       3.48       3.15
  Weighted average common shares outstanding--basic...................     54,957     54,780     58,347     58,170
  Weighted average common shares outstanding--diluted.................     55,176     54,921     58,565     58,311
Balance sheet (end of period):
  Parent direct interest in equity of bank subsidiary                   $     156  $     137  $      --  $      --
  Common equity.......................................................      2,684      2,368      2,840      2,505

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    UnionBanCal Corporation (UNBC) is a San Francisco, California-based commercial bank holding company with consolidated assets of $30.9 billion at June 30, 1998. Based on total assets, UNBC and its consolidated subsidiaries (the Company) was the third largest bank holding company in California and among the 30 largest in the United States. At June 30, 1998, the Company operated 241 banking offices in California, 6 banking offices in Oregon and Washington, and 18 overseas facilities. At June 30, 1998, UNBC was 81 percent owned by The Bank of Tokyo-Mitsubishi, Ltd. (BTM) and 19 percent owned by other shareholders. UNBC's principal subsidiary, Union Bank of California, N.A. (the Bank), was 94 percent owned by UNBC and 6 percent owned by BTM. (See Note 5 to the Company's Consolidated Financial Statements for subsequent developments.)

    THIS DOCUMENT MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED. FOR A DISCUSSION OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER, PLEASE SEE THE DISCUSSION CONTAINED HEREIN AND IN THE COMPANY'S PUBLICLY AVAILABLE SECURITIES AND EXCHANGE COMMISSION FILINGS AND PRESS RELEASES.

    The interim financial information should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997. Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

SUMMARY

    Net income in the second quarter of 1998 was $108.5 million, compared to $96.5 million in the second quarter of 1997. Net income applicable to common stock was $102.1 million, or $1.85 per diluted common share, in the second quarter of 1998, compared with $88.1 million, or $1.60 per diluted common share, in the second quarter of 1997. Other highlights of the second quarter of 1998 include:

    - Net interest income, on a taxable-equivalent basis, was $326.7 million in the second quarter of 1998, an $18.3 million, or 6 percent, increase from the comparable period, one year earlier. The increase in net interest income was primarily due to a 15 basis point increase in the net interest margin and a $717.9 million, or 3 percent, increase in average earning assets, resulting primarily from a $1.0 billion, or 5 percent, increase in average loans, largely funded by an $1.1 billion, or 16 percent, increase in average noninterest bearing deposits.

    - A provision for credit losses of $15.0 million was recorded in the second quarter of 1998, compared with no provision in 1997. This resulted from management's regular quarterly assessment of overall credit quality, loan growth and economic conditions in relation to the level of the allowance for credit losses. Nonperforming assets declined $53.3 million, or 30 percent, from June 30, 1997 to $122.9 million at June 30, 1998. Nonperforming assets as a percentage of total assets declined to 0.40 percent at June 30, 1998, compared with 0.58 percent a year earlier. Total nonaccrual loans at June 30, 1998 and 1997 were $107.0 million and $146.1 million, respectively. The ratio of nonaccrual loans to total loans declined from 0.66 percent to 0.47 percent.

    - Noninterest income was $148.0 million, an increase of $37.0 million, or 33 percent, over the second quarter of 1997. Service charges on deposit accounts grew $4.2 million, or 15 percent, reflecting growth in average deposits; trust and investment management fees increased $4.3 million, or 17 percent, on growth in assets under management; and other noninterest income increased $6.7 million, or 61 percent, excluding the $17.1 million gain from the sale of the $253 million credit card portfolio in April 1998. The increase is due primarily to a $4.8 million gain from the sale of $123.0 million in commercial real estate loans.

    - Noninterest expense was $277.3 million in the second quarter of 1998, compared with $255.8 million in the second quarter of 1997, an increase of $21.6 million, or 8 percent. Personnel-related expense increased $14.9 million, or 11 percent, primarily due to increases in salaries and performance-based incentive compensation. Other noninterest expense increased $5.3 million, or 29 percent, primarily attributable to additional expenses incurred to support higher deposit and merchant credit card draft volumes.

    - The effective tax rate for the second quarter of 1998 was 40 percent, compared with 41 percent for the second quarter of 1997. The lower effective tax rate in the second quarter of 1998 reflects the benefits recognized from filing a California Franchise Tax return based on the unitary concept, which incorporates the financial results of BTM.

    - In the second quarter of 1998, the return on average assets increased to
      1.46 percent from 1.32 percent a year earlier. The return on average common equity was 15.50 percent at June 30, 1998, compared to 15.16 percent at June 30, 1997.

    - Total loans at June 30, 1998 increased $829.2 million, or 4 percent, over June 30, 1997, primarily due to growth in the commercial, financial and industrial portfolio.

    - The Company's Tier 1 and total risk-based capital ratios were 9.28 percent and 11.34 percent at June 30, 1998, compared with 9.19 percent and 11.59 percent at June 30, 1997. The second quarter 1998 leverage ratio for the Company was 9.27 percent, compared with 8.68 percent for the second quarter of 1997.

    Net income for the first six months of 1998 was $204.1 million, compared to $189.0 million for the first six months of 1997. Net income applicable to common stock was $192.1 million, or $3.48 per diluted common share, for the first six months of 1998, compared with $172.4 million, or $3.14 per diluted common share, for the first six months of 1997. Other highlights of the first half of 1998 include:

    - Net interest income, on a taxable-equivalent basis, was $645.4 million for the first six months of 1998, a $41.5 million, or 7 percent, increase from the comparable period one year earlier. The increase in net interest income was primarily due to a 16 basis point increase in the net interest margin and an $885.3 million, or 3 percent, increase in average earning assets, resulting primarily from a $1.2 billion, or 6 percent, increase in average loans and largely funded by a $1.1 billion, or 15 percent, increase in average noninterest bearing deposits.

    - A provision for credit losses of $35.0 million was recorded for the first six months of 1998, compared with no provision in 1997. This resulted from management's regular quarterly assessment of overall credit quality, loan growth and economic conditions in relation to the level of the allowance for credit losses.

    - Noninterest income was $276.0 million, an increase of $50.2 million, or 22 percent, over the first six months of 1997. This increase includes the $17.1 million gain from the sale of the credit card portfolio in the second quarter of 1998. Service charges on deposit accounts grew $10.2 million, or 18 percent, reflecting growth in average deposits; trust and investment management fees increased $8.4 million, or 17 percent, on growth in assets under management; international commissions and fees increased $4.2 million; and securities gains, net increased $4.4 million.

    - Noninterest expense was $545.8 million for the first six months of 1998, compared with $508.9 million for the first six months of 1997, an increase of $36.9 million, or 7 percent. Personnel-related expense increased $24.5 million, or 9 percent, primarily due to an increase in salaries, related to merit increases and business related staff additions, and performance-based incentive compensation. Other noninterest expense increased $12.1 million, or 36 percent, primarily attributable to additional expenses incurred to support higher deposit volumes.

    - The effective tax rate for the first six months of 1998 was 40 percent, compared with 41 percent for the first six months of 1997.

    - The return on average assets for the first six months of 1998 increased to
      1.38 percent, compared to 1.31 percent for the first six months of 1997. The return on average common equity decreased to 14.88 percent for the first six months of 1998, compared to 15.14 percent for the first six months of 1997.

NET INTEREST INCOME

    The table below shows the major components of net interest income and net interest margin.

                                                                      FOR THE THREE MONTHS ENDED
                                              --------------------------------------------------------------------------
                                                         JUNE 30, 1998                         JUNE 30, 1997
                                              ------------------------------------  ------------------------------------
                                                           INTEREST      AVERAGE                 INTEREST      AVERAGE
                                               AVERAGE      INCOME/      YIELD/      AVERAGE      INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                         BALANCE    EXPENSE(1)     RATE(1)     BALANCE    EXPENSE(1)     RATE(1)
--------------------------------------------  ----------  -----------  -----------  ----------  -----------  -----------
ASSETS
Loans:(2)
  Domestic..................................  $21,372,800  $ 426,957         8.01%  $20,246,987  $ 417,088         8.26%
  Foreign(3)................................   1,325,282      22,274         6.74    1,442,167      22,201         6.17
Securities--taxable(4)......................   2,981,044      47,118         6.33    2,459,386      38,641         6.29
Securities--tax-exempt(4)...................     108,247       2,712        10.02      127,403       3,236        10.16
Interest bearing deposits in banks..........     158,259       3,119         7.90    1,099,134      16,080         5.87
Federal funds sold and securities purchased
  under resale agreements...................     258,220       3,568         5.54      329,367       4,683         5.70
Trading account assets......................     520,290       7,400         5.70      301,847       4,119         5.47
                                              ----------  -----------               ----------  -----------
    Total earning assets....................  26,724,142     513,148         7.70   26,006,291     506,048         7.80
                                                          -----------                           -----------
Allowance for credit losses.................    (474,598)                             (515,546)
Cash and due from banks.....................   1,875,745                             2,034,748
Premises and equipment, net.................     397,779                               412,993
Other assets................................   1,233,449                             1,500,811
                                              ----------                            ----------
    Total assets............................  $29,756,517                           $29,439,297
                                              ----------                            ----------
                                              ----------                            ----------
LIABILITIES
Domestic deposits:
  Interest bearing..........................  $5,393,702      38,058         2.83   $5,280,831      37,074         2.82
  Savings and consumer time.................   3,176,754      30,247         3.82    2,955,092      27,890         3.79
  Large time................................   3,341,502      44,831         5.38    4,479,911      60,442         5.41
Foreign deposits(3).........................   1,730,172      22,073         5.12    1,626,865      19,488         4.80
                                              ----------  -----------               ----------  -----------
    Total interest bearing deposits.........  13,642,130     135,209         3.98   14,342,699     144,894         4.05
                                              ----------  -----------               ----------  -----------
Federal funds purchased and securities sold
  under repurchase agreements...............   1,454,457      19,541         5.39    1,158,540      15,492         5.36
Subordinated capital notes..................     348,000       5,332         6.15      295,187       4,821         6.55
Commercial paper............................   1,601,810      22,067         5.53    1,813,036      24,876         5.50
Other borrowed funds........................     285,088       4,291         6.04      596,829       7,564         5.08
                                              ----------  -----------               ----------  -----------
    Total borrowed funds....................   3,689,355      51,231         5.57    3,863,592      52,753         5.48
                                              ----------  -----------               ----------  -----------
    Total interest bearing liabilities......  17,331,485     186,440         4.31   18,206,291     197,647         4.35
                                                          -----------                           -----------
Noninterest bearing deposits................   8,511,920                             7,364,799
Other liabilities...........................   1,117,398                             1,268,456
                                              ----------                            ----------
    Total liabilities.......................  26,960,803                            26,839,546
SHAREHOLDERS' EQUITY
Parent direct interest in equity of bank
  subsidiary................................     153,039                               133,942
Preferred stock.............................          --                               135,000
Common equity...............................   2,642,675                             2,330,809
                                              ----------                            ----------
    Total shareholders' equity..............   2,795,714                             2,599,751
                                              ----------                            ----------
    Total liabilities and shareholders'
      equity................................  $29,756,517                           $29,439,297
                                              ----------                            ----------
                                              ----------                            ----------
Net interest income/margin
  (taxable-equivalent basis)................                 326,708         4.90%                 308,401         4.75%
Less: taxable-equivalent adjustment.........                   1,152                                 1,385
                                                          -----------                           -----------
    Net interest income.....................               $ 325,556                             $ 307,016
                                                          -----------                           -----------
                                                          -----------                           -----------

------------------------

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

(4) Yields on securities available for sale are based on fair value. The difference between these yields and those based on amortized cost was not significant.

                                                                       FOR THE SIX MONTHS ENDED
                                              --------------------------------------------------------------------------
                                                         JUNE 30, 1998                         JUNE 30, 1997
                                              ------------------------------------  ------------------------------------
                                                           INTEREST      AVERAGE                 INTEREST      AVERAGE
                                               AVERAGE      INCOME/      YIELD/      AVERAGE      INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                         BALANCE    EXPENSE(1)     RATE(1)     BALANCE    EXPENSE(1)     RATE(1)
--------------------------------------------  ----------  -----------  -----------  ----------  -----------  -----------
ASSETS
Loans:(2)
  Domestic..................................  $21,283,864  $ 851,495         8.06%  $20,038,430  $ 818,667         8.23%
  Foreign(3)................................   1,370,964      45,991         6.76    1,413,971      43,431         6.19
Securities--taxable(4)......................   2,777,379      88,137         6.36    2,386,340      74,470         6.27
Securities--tax-exempt(4)...................     110,515       5,538        10.02      130,761       6,584        10.07
Interest bearing deposits in banks..........     344,824      11,418         6.68      951,777      27,279         5.78
Federal funds sold and securities purchased
  under resale agreements...................     278,144       7,710         5.59      530,317      14,523         5.52
Trading account assets......................     448,317      12,708         5.72      277,102       7,546         5.49
                                              ----------  -----------               ----------  -----------
    Total earning assets....................  26,614,007   1,022,997         7.74   25,728,698     992,500         7.77
                                                          -----------                           -----------
Allowance for credit losses.................    (466,723)                             (523,539)
Cash and due from banks.....................   1,910,050                             2,033,552
Premises and equipment, net.................     400,073                               414,777
Other assets................................   1,353,065                             1,463,221
                                              ----------                            ----------
    Total assets............................  $29,810,472                           $29,116,709
                                              ----------                            ----------
                                              ----------                            ----------
LIABILITIES
Domestic deposits:
  Interest bearing..........................  $5,420,453      76,506         2.85   $5,246,668      73,035         2.81
  Savings and consumer time.................   3,128,338      59,459         3.83    2,936,900      54,915         3.77
  Large time................................   3,627,973      98,471         5.47    4,616,719     123,861         5.41
Foreign deposits(3).........................   1,783,466      45,650         5.16    1,583,944      37,397         4.76
                                              ----------  -----------               ----------  -----------
    Total interest bearing deposits.........  13,960,230     280,086         4.05   14,384,231     289,208         4.05
                                              ----------  -----------               ----------  -----------
Federal funds purchased and securities sold
  under repurchase agreements...............   1,268,675      33,616         5.34      990,195      25,883         5.27
Subordinated capital notes..................     348,552      11,086         6.41      319,017      10,324         6.53
Commercial paper............................   1,585,374      43,462         5.53    1,663,672      44,729         5.42
Other borrowed funds........................     324,953       9,393         5.83      687,541      18,503         5.43
                                              ----------  -----------               ----------  -----------
    Total borrowed funds....................   3,527,554      97,557         5.58    3,660,425      99,439         5.48
                                              ----------  -----------               ----------  -----------
    Total interest bearing liabilities......  17,487,784     377,643         4.35   18,044,656     388,647         4.34
                                                          -----------                           -----------
Noninterest bearing deposits................   8,331,752                             7,234,488
Other liabilities...........................   1,235,706                             1,274,081
                                              ----------                            ----------
    Total liabilities.......................  27,055,242                            26,553,225
SHAREHOLDERS' EQUITY
Parent direct interest in equity of bank
  subsidiary................................     150,819                               132,087
Preferred stock.............................          --                               135,000
Common equity...............................   2,604,411                             2,296,397
                                              ----------                            ----------
    Total shareholders' equity..............   2,755,230                             2,563,484
                                              ----------                            ----------
    Total liabilities and shareholders'
      equity................................  $29,810,472                           $29,116,709
                                              ----------                            ----------
                                              ----------                            ----------
Net interest income/margin
  (taxable-equivalent basis)................                 645,354         4.88%                 603,853         4.72%
Less: taxable-equivalent adjustment.........                   2,348                                 2,806
                                                          -----------                           -----------
    Net interest income.....................               $ 643,006                             $ 601,047
                                                          -----------                           -----------
                                                          -----------                           -----------

------------------------
(1) Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Average balances on loans outstanding include all nonperforming and renegotiated loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(3) Foreign loans and deposits are those loans and deposits originated in foreign branches.

(4) Yields on securities available for sale are based on fair value. The difference between these yields and those based on amortized cost was not significant.

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

    Net interest income, on a taxable-equivalent basis, was $326.7 million for the second quarter of 1998, compared with $308.4 million for the second quarter of 1997. This increase of $18.3 million, or 6 percent, was primarily attributable to a $717.9 million, or 3 percent, increase in average earning assets largely funded by a $1.1 billion, or 16 percent, increase in average noninterest bearing deposits. In addition, the net interest margin increased 15 basis points to 4.90 percent. Although the yield on average earning assets declined more than the rate on average interest bearing liabilities, the increase in the proportion of funding provided by noninterest bearing deposits, which lowered the overall cost of funds, favorably impacted the net interest margin.

    Average earning assets were $26.7 billion in the second quarter of 1998, compared with $26.0 billion in the second quarter of 1997. Most of this increase was attributable to growth in average loans, which increased $1.0 billion, or 5 percent, and average securities, which were $502.5 million, or 19 percent, higher, offset by a $940.9 million decrease in average interest bearing deposits in banks. The growth in average loans was attributable to the increase in average commercial, financial and industrial loans of $1.3 billion and the increase in average commercial mortgage loans of $210.7 million, partly offset by the decrease in average consumer loans of $396.3 million, primarily related to the sale of the credit card portfolio. See "Loans" on page 23 for additional commentary on growth in the loan portfolio. The increase in primarily fixed rate securities reflected interest rate risk management actions to reduce the Company's exposure to declines in interest rates, and, secondarily, to increase liquidity.

    The $717.9 million, or 3 percent, growth in average earning assets from the second quarter of 1997 to the second quarter of 1998 was funded primarily by a $1.1 billion increase in average noninterest bearing deposits. The increase in noninterest bearing deposits was partially due to an influx of new customer relationships, arising from the recent merger and acquisition activities of other financial institutions in the California market during the past year.

    For the first six months of 1998, net interest income, on a taxable equivalent basis, was $645.4 million, compared with $603.9 million in the comparable period one year earlier. The increase of $41.5 million, or 7 percent, was primarily attributable to an $885.3 million, or 3 percent, increase in average earning assets and a $1.1 billion, or 15 percent, increase in average noninterest bearing deposits. In addition, the net interest margin increased 16 basis points to 4.88 percent. Although the yield on average earning assets declined by 3 basis points and the rate on interest bearing liabilities increased by 1 basis point, the negative impact on the net interest margin of these two factors was more than offset by the increase in the proportion of funding provided by noninterest bearing deposits.

NONINTEREST INCOME

                                              FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                           ---------------------------------  ---------------------------------
                                           JUNE 30,   JUNE 30,     PERCENT    JUNE 30,   JUNE 30,     PERCENT
(DOLLARS IN THOUSANDS)                       1998       1997       CHANGE       1998       1997       CHANGE
-----------------------------------------  ---------  ---------  -----------  ---------  ---------  -----------
Service charges on deposit accounts......  $  32,553  $  28,307       15.00%  $  65,579  $  55,428       18.31%
Trust and investment management fees.....     30,036     25,696       16.89      58,029     49,594       17.01
International commissions and fees.......     18,934     17,306        9.41      36,565     32,385       12.91
Merchant transaction processing fees.....     13,738     14,283       (3.82)     28,117     27,327        2.89
Merchant banking fees....................      8,366      6,445       29.81      17,988     14,825       21.34
Brokerage commissions and fees...........      5,092      4,140       23.00       9,465      7,609       24.39
Foreign exchange trading gains, net......      4,600      3,853       19.39       9,451      7,322       29.08
Securities gains, net....................         --         81          nm       4,926        552          nm
Gain on sale of credit card portfolio....     17,056         --          nm      17,056         --          nm
Other....................................     17,619     10,910       61.49      28,848     30,765       (6.23)
                                           ---------  ---------               ---------  ---------
  Total noninterest income...............  $ 147,994  $ 111,021       33.30%  $ 276,024  $ 225,807       22.24%
                                           ---------  ---------               ---------  ---------
                                           ---------  ---------               ---------  ---------

------------------------

nm = not meaningful

    In the second quarter of 1998, noninterest income was $148.0 million, compared with $111.0 million for the same period in 1997. This increase of $37.0 million, or 33 percent, includes a $17.1 million gain from the sale of the credit card portfolio, a $4.2 million increase in service charges on deposit accounts, reflecting a 2 percent increase in average deposits coupled with the expansion of several products and services, and a $4.3 million increase in trust and investment management fees, largely due to growth of assets under management. In addition, other noninterest income increased $6.7 million, or 61 percent, due primarily to a $4.8 million gain related to the sale of $123.0 million in commercial real estate loans.

    For the first six months of 1998, noninterest income was $276.0 million, compared with $225.8 million for the same period in 1997. This increase of $50.2 million, or 22 percent, includes the second-quarter gain of $17.1 million from the sale of the credit card portfolio, a $10.2 million increase in service charges on deposit accounts, reflecting a 3 percent increase in average deposits coupled with the expansion of several products and services; an $8.4 million increase in trust and investment management fees, largely due to growth of assets under management; a $4.2 million increase in international commissions and fees; a $4.4 million increase in securities gains, net; and a $5.0 million increase related to brokerage commissions and merchant banking fees. In contrast, other noninterest income decreased $1.9 million, or 6 percent, due to a $7.7 million gain recognized in 1997 related to a real estate joint venture, partially offset by the $4.8 million gain in 1998 from the sale of commercial real estate loans.

NONINTEREST EXPENSE

                                              FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                           ---------------------------------  ---------------------------------
                                           JUNE 30,   JUNE 30,     PERCENT    JUNE 30,   JUNE 30,     PERCENT
(DOLLARS IN THOUSANDS)                       1998       1997       CHANGE       1998       1997       CHANGE
-----------------------------------------  ---------  ---------  -----------  ---------  ---------  -----------
Salaries and other compensation..........  $ 124,714  $ 112,714       10.65%  $ 244,592  $ 221,315       10.52%
Employee benefits........................     27,398     24,459       12.02      57,903     56,646        2.22
                                           ---------  ---------               ---------  ---------
  Personnel-related expense..............    152,112    137,173       10.89     302,495    277,961        8.83
Net occupancy............................     21,679     22,884       (5.27)     43,704     42,514        2.80
Equipment................................     13,964     14,143       (1.27)     27,803     27,830       (0.10)
Merchant transaction processing..........     11,513     10,545        9.18      21,593     20,267        6.54
Communications...........................     10,452     10,518       (0.63)     21,681     20,786        4.31
Advertising and public relations.........      8,302      7,218       15.02      14,353     13,227        8.51
Professional services....................      7,190      7,882       (8.78)     13,318     12,601        5.69
Data processing..........................      6,633      6,148        7.89      13,135     12,571        4.49
Printing and office supplies.............      6,488      6,087        6.59      12,823     12,256        4.63
Software.................................      4,570      3,604       26.80       9,010      8,333        8.12
Travel...................................      4,555      4,369        4.26       8,317      7,564        9.96
Intangible asset amortization............      3,338      3,338          --       6,676      6,676          --
Armored car..............................      3,012      2,956        1.89       5,871      6,069       (3.26)
Foreclosed asset expense (income)........       (223)       465          nm        (421)       876          nm
Merger and integration expense...........         --         --          --          --      6,037          nm
Other....................................     23,740     18,423       28.86      45,442     33,323       36.37
                                           ---------  ---------               ---------  ---------
  Total noninterest expense..............  $ 277,325  $ 255,753        8.43%  $ 545,800  $ 508,891        7.25%
                                           ---------  ---------               ---------  ---------
                                           ---------  ---------               ---------  ---------

--------------------------

nm = not meaningful

    Noninterest expense was $277.3 million in the second quarter of 1998, compared with $255.8 million in the second quarter of 1997, an increase of $21.6 million, or 8 percent. Personnel-related expense increased $14.9 million, or 11 percent, primarily due to a $5.4 million increase in performance-based incentive compensation, and an increase of $6.2 million in salaries, related to merit increases and a 4 percent increase in workforce, to support increased revenue growth. In addition, other noninterest expense increased $5.3 million, partially due to $2.9 million in additional expenses incurred to support higher deposit volumes.

    Noninterest expense was $545.8 million for the first six months of 1998, compared with $508.9 million for the first six months of 1997, an increase of $36.9 million, or 7 percent. Personnel-related expense increased $24.5 million, or 9 percent, primarily due to increases in performance-based incentive compensation and salaries, reflecting a 4 percent increase in the workforce. In addition, other noninterest expense increased $12.1 million, partially due to $5.3 million in additional expenses incurred to support higher deposit volumes.

    The combination of Union Bank and BanCal Tri-State Corporation on April 1, 1996 resulted in the recording of a total of $123.5 million in merger and integration expense. The remaining liability balance at June 30, 1998 was $11.9 million. The balance includes amounts primarily for lease payments that are continuing over the expected term of the leases. No merger and integration expense was recorded for the first six months of 1998, compared with $6.0 million for the first six months of 1997.

YEAR 2000

    The Year 2000 problem exists because many computer programs use only the last two digits to refer to a year. This convention could affect date-sensitive calculations that treat "00" as the year 1900, rather than 2000. An additional issue is that 1900 was not a leap year, whereas the year 2000 is. Therefore, some programs may not properly provide for February 29, 2000. This anomaly could result in miscalculations when processing critical date-sensitive information after December 31, 1999.

    The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete the internal Year 2000 modifications are based on management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ. Moreover, although Management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse affect on the Company.

    In addition, the Company places a high degree of reliance on computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Company is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse affect on the Company.

READINESS PREPARATION

    Many of the Company's critical operations are not presently ready to operate normally in the Year 2000 and beyond, although preparations are underway to correct this. In 1997 the Company alerted its business customers of the Year 2000 problem and is now assessing the readiness preparations of its major customers and suppliers. Resolution of the Year 2000 problem is among the Company's highest priorities, and a comprehensive program has been established to address its many aspects.

    The Company has prepared a project plan, identified all of its major application and processing systems, and sought external and internal resources to replace and test the systems. Purchased software and systems supported by external parties will be tested as part of the formal project plan. In addition, customers and vendors who have significant relationships with the Company will be evaluated to determine whether they are preparing for the Year 2000. The failure of those customers to adequately prepare will be incorporated into the credit review process. However, there can be no guarantee that the remediation of the systems of the Company's vendors or customers will be corrected on a timely basis.

    The Company's Year 2000 program is comprised of numerous individual projects which address the following broad areas: data processing systems, telecommunications and data networks, building facilities and security systems, vendor risk, customer risk, contingency planning, and communications. As of June 30, 1998, there were approximately 2,100 individual projects identified. The projects vary in size, importance and materiality: from large undertakings, such as remediating complicated data systems and organizing the process of assessing the readiness of customers, to smaller, but still important, projects such as installing compliant computer utility systems or assuring that processor-controlled systems in individual buildings will perform properly. The program continues to evolve as new projects are identified to keep up with increased understanding of Year 2000 implications and evolving external requirements. Approximately two thirds of the projects currently identified are in process, while almost a third have been completed.

    All projects are assigned a priority indicating the importance of the function to the Company's continuing operation. This prioritization allows for the broad classification of the projects into critical and non-critical categories. "Critical projects" are currently defined as those that meet any of the following criteria:

    - functions the absence of which for longer than three days could threaten the operations of the Company;

    - customer and general ledger accounting systems of record;

    - functions supporting delivery of information and service to customers;

    - administrative systems, which if unavailable for two weeks or longer, could cause significant business impact; or

    - functions that provide the environment and infrastructure necessary for the above.

Of the approximately 2,100 total projects, nearly 40 percent are currently identified as critical and 60 percent as non-critical.

    The Company plans to complete all projects currently identified as critical prior to the year 2000, although the failure to complete a critical project would not necessarily have a material adverse effect on the Company. The most important projects relate to the critical data processing systems upon which the Company relies for its principal business functions. Most of these systems are presently being renovated. The Company expects to have substantially all of these systems renovated and tested by December 31, 1998. All critical systems are planned to be renovated, tested and implemented prior to June 30, 1999. In addition to testing individual systems, the Company also plans to conduct integrated contingency testing of its principal critical systems during the summer of 1999 in a separate computer environment where machine dates will be set forward in order to identify and correct problems which might not otherwise become evident until the actual end of the century.

    The Company does not significantly rely on embedded technology in its critical processes. Embedded technology does control some building security and operations such as power management, ventilation, and elevator control. All building facilities are presently being evaluated, and plans call for all to be confirmed as Year 2000 ready by December 1998.

    The Company is reliant on suppliers and customers, and Year 2000 issues with both groups are being addressed. As of June 30, 1998, over 300 critical vendors have been identified and inquiries are underway regarding their Year 2000 readiness plans and status. Written risk assessments will be completed on each and those found to pose a significant risk will be asked to demonstrate how that risk will be addressed. Appropriate measures to minimize risk will be undertaken with those that appear to pose a significant risk. Risk assessments on the critical vendors are scheduled to be completed by November 1998, and replacements effected where necessary by June 1999. The company, however, has no viable alternatives for some suppliers, such as power distribution and local telephone companies. These companies are still being evaluated and the results will be used as information for contingency planning. As with all financial institutions, the Company places a high degree of reliance on the systems of other institutions, including governmental agencies, to settle transactions. Principal settlement methods associated with major payment systems will be tested as part of their associated system projects.

    The Company is also reliant on its customers to make the necessary preparations for Year 2000 so that their business operations will not be interrupted, thus threatening their ability to honor their financial commitments. As of June 30, 1998, over 2,000 borrowers, capital market counterparties, funding sources, and large depositors have been identified as having financial volumes sufficiently large to warrant inquiry as to their Year 2000 preparation. These inquiries are presently underway and written risk assessments will be completed on each. An initial assessment of risk based on these assessments is expected to be substantially completed by September 30, 1998. Customers found to have a significant risk of not being ready for Year 2000 will be encouraged to make the necessary effort. Appropriate measures to minimize risk will be undertaken with those that appear to pose a significant risk.

COST

    Of the currently estimated total project cost of approximately $50 million, the remaining amount to be incurred for the Year 2000 project is approximately $43 million and will be funded by normal operating cash and staffed by external resources as well as internal staff re-deployed from less time-sensitive assignments. Approximately $11 million of the remaining cost is attributable to the purchase of new hardware and software, which will be capitalized and expensed over the useful lives of those assets. The remaining $32 million, which will be expensed as incurred over the next two years, is not expected to have a material effect on the results of operations, liquidity or capital resources. During the second quarter of 1998, the Company incurred and expensed approximately $3 million related to its assessment of the Year 2000 issue and its efforts in implementing the Year 2000 project plan. The second-quarter increase in the total estimated project cost relates primarily to the expanded scope of the project such as vendor assessments and contingency planning. Estimated total project cost could change further as analysis continues.

RISKS

    The principal risks associated with the Year 2000 problem can be grouped into three categories. The first is the risk that the Company does not successfully ready its operations for the next century. The second is the risk of disruption of Company operations due to operational failures of third parties. The third is the risk of business interruption among fund providers and obligors such that expected funding and repayment does not take place.

    The only risk largely under the Company's control is preparing its internal operations for the Year 2000. The Company, like other financial institutions, is heavily dependent on its computer systems. The complexity of these systems and their dependence on one another makes it impossible to switch to other systems almost immediately as would be necessary if necessary corrections were not made in advance. Management believes it will be able to make the necessary corrections in advance.

    Computer failure of third parties may jeopardize Company operations, but how seriously depends on the nature and duration of such failures. The most serious impact on Company operations from suppliers would result if basic services such as telecommunications, electric power suppliers, and services provided by other financial institutions and governmental agencies were disrupted. Significant public disclosure of the state of readiness among basic infrastructure and other suppliers has not generally been available. Although the Company's inquiries are underway, the Company does not yet have the information to estimate the likelihood of significant disruptions among its suppliers.

    Operational failures among the Company's sources of major funding, larger borrowers and capital market counterparties could affect their ability to continue to provide funding or meet obligations when due. Similar to the situation outlined above with suppliers, public information has been scant. Although the Company's inquiries are underway, the Company does not yet have the information to estimate the likelihood of significant disruptions among its funding sources and obligors.

CONTINGENCY PLANS

    The Company is developing remediation contingency plans and business resumption contingency plans specific to the Year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears in jeopardy of failing to deliver a Year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner upon entering the next century due to system or supplier failure.

    Remediation contingency plans with trigger dates for review and implementation have been developed for critical data systems. The effort to develop business resumption contingency plans, however, is just now beginning. The first two phases of this effort, Organizational Planning Guidelines and Business Impact Analysis, are scheduled to be completed by September 30, 1998. The third and fourth phases, Plan Development and Method for Validation of Plans, are to be completed by December 31, 1998.

INCOME TAX EXPENSE

    The effective rates for the second quarter of 1998 and 1997 were 40 percent and 41 percent, respectively. The effective tax rates for the six months ended June 30, 1998 and 1997, were 40 percent and 41 percent, respectively. The lower effective tax rate in the first quarter and first six months of 1998 reflects the benefits recognized from filing a California Franchise Tax return based on the unitary concept, which incorporates the financial results of BTM.

LOANS

    The following table shows loans outstanding by loan type.

                                                                                         PERCENT CHANGE TO
                                                                                        JUNE 30, 1998 FROM:
                                                                                      -----------------------
                                           JUNE 30,     DECEMBER 31,     JUNE 30,     DECEMBER 31,  JUNE 30,
(DOLLARS IN THOUSANDS)                       1998           1997           1997           1997        1997
---------------------------------------  -------------  -------------  -------------  ------------  ---------
Domestic:
  Commercial, financial and
    industrial.........................  $  11,580,416  $  10,747,179  $  10,401,333         7.75%      11.34%
  Construction.........................        377,467        293,333        319,355        28.68       18.20
  Mortgage:
    Residential........................      2,844,391      2,961,233      2,960,502        (3.95)      (3.92)
    Commercial.........................      2,872,705      2,951,807      2,804,061        (2.68)       2.45
                                         -------------  -------------  -------------
      Total mortgage...................      5,717,096      5,913,040      5,764,563        (3.31)      (0.82)
  Consumer:
    Installment........................      2,043,933      2,090,752      2,054,050        (2.24)      (0.49)
    Home equity........................        893,572        992,916      1,058,937       (10.01)     (15.62)
    Credit card and other lines of
      credit...........................             --        270,097        279,163           nm          nm
                                         -------------  -------------  -------------
      Total consumer...................      2,937,505      3,353,765      3,392,150       (12.41)     (13.40)
  Lease financing......................        941,729        874,860        857,935         7.64        9.77
                                         -------------  -------------  -------------
      Total loans in domestic
        offices........................     21,554,213     21,182,177     20,735,336         1.76        3.95
Loans originated in foreign branches...      1,404,115      1,559,231      1,393,782        (9.95)       0.74
                                         -------------  -------------  -------------
      Total loans......................  $  22,958,328  $  22,741,408  $  22,129,118         0.95%       3.75%
                                         -------------  -------------  -------------
                                         -------------  -------------  -------------

------------------------

nm = not meaningful

    The Company's lending activities are predominantly domestic, with such loans and leases comprising 94 percent of the portfolio at June 30, 1998. Total loans at June 30, 1998 were $23.0 billion, an increase of $829.2 million, or 4 percent, from June 30, 1997. The increase was primarily attributable to growth in the commercial, financial and industrial loan portfolio, which increased $1.2 billion from June 30, 1997, partly offset by the consumer loan portfolio, which decreased $454.6 million.

    Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are extended principally to major corporations, middle market businesses, and small businesses, with no industry concentration exceeding 10 percent of total commercial, financial and industrial loans. At June 30, 1998 and 1997, the commercial, financial and industrial loan portfolio was $11.6 billion, or 50 percent of total loans, and $10.4 billion, or 47 percent of total loans, respectively. The increase of $1.2 billion, or 11 percent, from June 30, 1997 was primarily attributable to continued growth in loans extended to large corporations.

    The construction loan portfolio totaled $377.5 million, or 2 percent of total loans, at June 30, 1998, compared with $319.4 million, or 1 percent of total loans, at June 30, 1997.

    Mortgage loans were $5.7 billion, or 25 percent of total loans, at June 30, 1998, compared with $5.8 billion, or 26 percent of total loans, at June 30, 1997. The mortgage loan portfolio consists of loans on commercial and industrial projects and loans secured by one to four family residential properties, primarily in California. Despite the sale of $123.0 million in commercial real estate mortgages, commercial mortgage loans increased $68.6 million from June 30, 1997 to June 30, 1998, primarily attributable to the favorable California real estate market coupled with the continuing improvement in the West Coast economy. Residential mortgage loans decreased $116.1 million due to prepayments and to loan sales into the secondary market.

    Consumer loans totaled $2.9 billion, or 13 percent of total loans, at June 30, 1998, compared with $3.4 billion, or 15 percent of total loans, at June 30, 1997. The decrease of $454.6 million was attributable to the sale of the $253.0 million credit card loan portfolio in April 1998, and to a reduction in home equity loans as customers refinanced to take advantage of favorable long-term, fixed rate mortgages.

    Lease financing totaled $941.7 million, or 4 percent of total loans, at June 30, 1998, compared with $857.9 million, or 4 percent of total loans, at June 30, 1997.

    Loans originated in foreign branches totaled $1.4 billion, or 6 percent of total loans, at June 30, 1998 and $1.4 billion, or 6 percent of total loans, at June 30, 1997.

CROSS-BORDER OUTSTANDINGS

    The Company's cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth the Company's cross-border outstandings as of June 30, 1998, December 31, 1997, and June 30, 1997 for each country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. The Corporation does not have significant local currency outstandings to the individual countries listed in the following table that are not hedged or are not funded by local currency borrowings.

                                                                                 PUBLIC      CORPORATIONS
                                                                  FINANCIAL      SECTOR        AND OTHER         TOTAL
(DOLLARS IN MILLIONS)                                           INSTITUTIONS    ENTITIES       BORROWERS     OUTSTANDINGS
--------------------------------------------------------------  -------------  -----------  ---------------  -------------
June 30, 1998
Japan.........................................................    $      88     $  --          $     418       $     506
Korea.........................................................          374        --                138             512

December 31, 1997
Japan.........................................................          401        --                438             839
Korea.........................................................          561            10            257             828
Thailand......................................................          320        --             --                 320

June 30, 1997
Japan.........................................................          543        --                527           1,070
Korea.........................................................          722            33            334           1,089
Thailand......................................................          296        --             --                 296

    The economic condition and the ability of some countries, to which the Company has cross-border exposure, to manage their external debt obligations have been impacted by the Asian economic crisis which began in the second half of 1997. Total outstandings as of June 30, 1998 in Japan, Korea and Thailand were $506 million, $512 million, and $192 million, respectively. The Company's outstandings in Indonesia, a country which continues to be affected by economic and political turmoil, were $17 million. In light of events since year-end, Management believes these short-term exposures can be characterized as low to moderate risk, depending on the obligor and country.

    Since Japan is the second largest trading nation in the world, its political, economic and financial markets situation is being closely monitored. Management is also aware that the potential impact of the Asian crisis and the depressed conditions in Japan on the American economy and Asian companies doing business with and in the USA, particularly California, are not yet fully understood. Accordingly, the Company will continue to evaluate the impact that these conditions may have on the overall portfolio throughout 1998.

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

ALLOWANCE FOR CREDIT LOSSES

    The allowance for credit losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of risk in the credit and lease portfolio, including commitments to provide financing. The allowance is increased by the provision for credit losses, which is charged against current period operating results, and is decreased by the amount of net loans charged off during the period. In evaluating the adequacy of the allowance for credit losses, management incorporates such factors as collateral value, portfolio composition and concentration, and trends in local, national, and international economic conditions and the related impact on the financial strength of the Company's borrowers. While the allowance is segmented by broad portfolio categories to analyze its adequacy, the allowance is general in nature and is available for the portfolio in its entirety. Although management believes that the allowance for credit losses is adequate in the second quarter of 1998, future provisions will be subject to continuing evaluation of risk in the credit and lease portfolio.

    The table below sets forth a reconciliation of changes in the allowance for credit losses.

                                                                    FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,          ENDED JUNE 30,
                                                                   ----------------------  ----------------------
(DOLLARS IN THOUSANDS)                                                1998        1997        1998        1997
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
Balance, beginning of period.....................................  $  466,043  $  522,835  $  451,692  $  523,946
Loans charged off:
  Commercial, financial and industrial...........................       7,213      12,628      11,201      17,803
  Construction...................................................          --         120           3         120
  Mortgage.......................................................         181       1,549         995       3,437
  Consumer.......................................................       6,595      13,466      19,033      26,005
  Lease financing................................................         674         709       1,331       1,678
                                                                   ----------  ----------  ----------  ----------
    Total loans charged off......................................      14,663      28,472      32,563      49,043
Recoveries of loans previously charged off:
  Commercial, financial and industrial...........................       6,856       3,644      14,601      11,184
  Construction...................................................          --          --           3       6,891
  Mortgage.......................................................       1,129         610       1,657       2,084
  Consumer.......................................................       3,777       3,402       7,672       6,883
  Lease financing................................................         101         129         178         203
                                                                   ----------  ----------  ----------  ----------
    Total recoveries of loans previously charged off.............      11,863       7,785      24,111      27,245
                                                                   ----------  ----------  ----------  ----------
      Net loans charged off......................................       2,800      20,687       8,452      21,798
Provision for credit losses......................................      15,000          --      35,000          --
Foreign translation adjustment and other net deductions..........        (110)        (34)       (107)        (34)
                                                                   ----------  ----------  ----------  ----------
Balance, end of period...........................................  $  478,133  $  502,114  $  478,133  $  502,114
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Allowance for credit losses to total loans.......................        2.08%       2.27%       2.08%       2.27%
Provision for credit losses to net loans charged off.............      535.71          nm      414.10          nm
Net loans charged off to average loans outstanding for the
  period(1)......................................................        0.05        0.38        0.08        0.20

------------------------

(1)  Annualized.

(nm)  = not meaningful

    At June 30, 1998, the Company's allowance for credit losses was $478.1 million, or 2.08 percent of total loans, and 446.7 percent of total nonaccrual loans, compared with an allowance for credit losses at June 30, 1997 of $502.1 million, or 2.27 percent of total loans, and 343.6 percent of total nonaccrual loans.

    During the second quarter of 1998, the Company recorded a $15.0 million provision for credit losses, compared with no provision for credit losses in the second quarter of 1997. This resulted from management's regular quarterly assessment of overall credit quality, loan growth and economic conditions in relation to the level of the allowance for credit losses. Future quarterly provisions will be subject to the same evaluation process.

    During the second quarter of 1998, net loans charged off were $2.8 million, compared with $20.7 million in the second quarter of 1997. Loans charged off in the second quarter of 1998 decreased by $13.8 million primarily due to a $5.4 million decrease in commercial, financial and industrial loans charged off and a $6.9 million decrease in consumer loans charged off primarily due to the sale of the credit card portfolio in April of 1998. Recoveries of loans previously charged off increased by $4.1 million, and the percentage of loans charged off to average loans decreased from 0.38 percent in the second quarter of 1997 to
0.05 percent in the second quarter of 1998.

    The Company evaluates its loan portfolio for impairment as defined by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended. At June 30, 1998, total impaired loans were $107.0 million and the associated impairment allowance was $15.1 million, compared with total impaired loans of $145.0 million and an associated impairment allowance of $10.0 million at June 30, 1997.

NONPERFORMING ASSETS

                                                                              JUNE 30,   DECEMBER 31,   JUNE 30,
(DOLLARS IN THOUSANDS)                                                          1998         1997         1997
---------------------------------------------------------------------------  ----------  ------------  ----------
Commercial, financial and industrial.......................................  $   69,235   $   46,392   $   87,415
Construction...............................................................       4,389        4,071        8,804
Mortgage:
  Residential..............................................................          --          954        1,134
  Commercial...............................................................      33,410       57,921       48,787
                                                                             ----------  ------------  ----------
    Total mortgage.........................................................      33,410       58,875       49,921
                                                                             ----------  ------------  ----------
    Total nonaccrual loans.................................................     107,034      109,338      146,140
Foreclosed assets..........................................................      15,909       20,471       30,059
                                                                             ----------  ------------  ----------
    Total nonperforming assets.............................................  $  122,943   $  129,809   $  176,199
                                                                             ----------  ------------  ----------
                                                                             ----------  ------------  ----------
Allowance for credit losses................................................  $  478,133   $  451,692   $  502,114
                                                                             ----------  ------------  ----------
                                                                             ----------  ------------  ----------
Nonaccrual loans to total loans............................................        0.47%        0.48%        0.66%
Allowance for credit losses to nonaccrual loans............................      446.71       413.12       343.58
Nonperforming assets to total loans and foreclosed assets..................        0.54         0.57         0.80
Nonperforming assets to total assets.......................................        0.40         0.42         0.58

    At June 30, 1998, nonperforming assets totaled $122.9 million, a decrease of $53.3 million, or 30 percent, from a year earlier. The decrease was primarily the result of reductions of $18.2 million in nonaccrual commercial, financial and industrial loans, mostly from loans to large corporate borrowers; $15.4 million in nonaccrual commercial mortgage loans due to a combination of note sales, repayments and restorations to accrual; $14.2 million in foreclosed assets due to sales of individual assets; and $4.4 million in nonaccrual construction loans.

    Nonaccrual loans as a percentage of total loans were 0.47 percent at June 30, 1998, compared with 0.66 percent at June 30, 1997. Nonperforming assets as a percentage of total loans and foreclosed assets were 0.54 percent at June 30, 1998, compared with 0.80 percent at June 30, 1997.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

                                                                               JUNE 30,   DECEMBER 31,  JUNE 30,
(DOLLARS IN THOUSANDS)                                                           1998         1997        1997
-----------------------------------------------------------------------------  ---------  ------------  ---------
Commercial, financial and industrial.........................................  $   2,453   $      450   $   2,085
Mortgage:
  Residential................................................................     11,437       10,170      11,155
  Commercial.................................................................        490        1,660       2,190
                                                                               ---------  ------------  ---------
    Total mortgage...........................................................     11,927       11,830      13,345
Consumer and other...........................................................      4,556        7,712      11,922
                                                                               ---------  ------------  ---------
  Total loans 90 days or more past due and still accruing....................  $  18,936   $   19,992   $  27,352
                                                                               ---------  ------------  ---------
                                                                               ---------  ------------  ---------

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

    Core deposits provide the Company with a sizable source of relatively stable and low-cost funds. In the second quarter of 1998, lower cost sources of funds, which include noninterest bearing deposits and interest bearing core deposits, funded 64 percent of average earning assets. Most of the remaining funding was provided by short-term borrowing in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper, and other borrowings.

REGULATORY CAPITAL

    The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios for the Company.

                                                                                                          MINIMUM
                                                          JUNE 30,     DECEMBER 31,     JUNE 30,        REGULATORY
(DOLLARS IN THOUSANDS)                                      1998           1997           1997          REQUIREMENT
------------------------------------------------------  -------------  -------------  -------------  -----------------
CAPITAL COMPONENTS
Tier 1 capital........................................  $   2,752,209  $   2,587,071  $   2,547,481
Tier 2 capital........................................        611,241        601,102        667,395
                                                        -------------  -------------  -------------
Total risk-based capital..............................  $   3,363,450  $   3,188,173  $   3,214,876
                                                        -------------  -------------  -------------
                                                        -------------  -------------  -------------
Risk-weighted assets..................................  $  29,657,202  $  28,862,340  $  27,734,101
                                                        -------------  -------------  -------------
                                                        -------------  -------------  -------------
Quarterly average assets..............................  $  29,690,168  $  30,334,507  $  29,360,405
                                                        -------------  -------------  -------------
                                                        -------------  -------------  -------------
CAPITAL RATIOS
Total risk-based capital..............................          11.34%         11.05%         11.59%           8.0%
Tier 1 risk-based capital.............................           9.28           8.96           9.19            4.0
Leverage ratio(1).....................................           9.27           8.53           8.68            4.0

------------------------

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

    Compared with one year earlier, the Company's Tier 1 risk-based capital ratio at June 30, 1998 increased 9 basis points to 9.28 percent, the total risk-based capital ratio decreased 25 basis points to 11.34 percent, and the leverage ratio increased 59 basis points to 9.27 percent. The increase in the Tier 1 risk-based capital ratio was primarily attributable to retained earnings growing faster than risk-weighted assets, partly offset by the redemption of $135.0 million of preferred stock in the third quarter of 1997. The decline in the total risk-based capital ratio was primarily attributable to the reduction of $134.0 million in subordinated capital notes.

    As of June 30, 1998, management believes the capital ratios of the Bank met all regulatory minimums of a "well-capitalized" institution.

ITEM 3. MARKET RISK

    The Company's exposure to market risk is discussed on pages 46-49 of the December 31, 1997 annual report to shareholders.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Shareholders on May 28, 1998 ("Annual Meeting"):

    DIRECTORS:   Each of the following persons was elected as a director to hold office until the 1999 Annual Meeting of Shareholders or until earlier retirement, resignation or removal.

DIRECTOR'S NAME                                                                                FOR        WITHHELD
-----------------------------------------------------------------------------------------  ------------  -----------
Richard D. Farman........................................................................    52,847,378      84,117
Stanley F. Farrar........................................................................    52,847,072      84,422
Herman E. Gallegos.......................................................................    52,847,082      84,412
Jack L. Hancock..........................................................................    52,847,882      83,612
Richard C. Hartnack......................................................................    52,847,377      84,112
Harry W. Low.............................................................................    52,847,882      83,612
Mary S. Metz.............................................................................    52,847,082      84,412
Raymond E. Miles.........................................................................    52,847,382      84,112
Takahiro Moriguchi.......................................................................    52,847,382      84,112
J. Fernando Niebla.......................................................................    52,846,447      84,606
Minoru Noda..............................................................................    52,847,372      84,122
Sidney R. Petersen.......................................................................    52,847,882      83,612
Carl W. Robertson........................................................................    52,847,382      84,112
Tetsuo Shimura...........................................................................    52,847,372      84,122
Henry T. Swigert.........................................................................    52,847,882      83,612
Tsuneo Wakai.............................................................................    52,846,608      84,446
Robert M. Walker.........................................................................    52,847,382      84,112
Blenda J. Wilson.........................................................................    52,847,539      84,956
Tamotsu Yamaguchi........................................................................    52,847,039      84,456
Kenji Yoshizawa..........................................................................    52,846,791      84,262

    ARTICLES OF INCORPORATION: Proposal No. 2 to approve the amended and restated Articles of Incorporation of UnionBanCal Corporation received the following votes.

FOR:                   49,826,387
AGAINST:               1,249,454
ABSTAIN:               1,855,587

    The proposal to approve the amendments to the Bylaws of UnionBanCal Corporation to eliminate cumulative voting, which conforms with the amendments to the Articles of Incorporation under Proposal No. 2 above, received the required majority vote of the proxies and individual shareholders present, including the proxy for BTM, the majority shareholder.

    AUDITORS: Proposal No. 3 to ratify the selection of Deloitte & Touche LLP as independent auditors of UnionBanCal Corporation received the following votes:

FOR:                   52,899,619
AGAINST:                  21,894
ABSTAIN:                   9,914

ITEM 5. OTHER INFORMATION

    SHAREHOLDER PROPOSALS: Shareholders who expect to present an oral proposal at the 1999 Annual Meeting of Shareholders should notify the Secretary of the Company at 400 California Street, Mail Code 1-001-18, San Francisco, CA 94104 by March 15, 1999. Without such notice, proxy holders appointed by the Board of Directors of the Company will be entitled to exercise their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the proposal in the proxy statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits Index:

NO.                                      DESCRIPTION
---        ------------------------------------------------------------------------
      3.1  Restated Articles of Incorporation of the Registrant, as amended
      3.2  By-laws of the Registrant, as amended
       27  Financial Data Schedule

    (b) Reports on Form 8-K: The Company filed a report on Form 8-K on August 10, 1998 under Item 5, containing a press release that announced the exchange of shares of the Company's common stock for BTM's direct ownership interest in the Bank.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNIONBANCAL CORPORATION
                                         (Registrant)

                                By:             /s/ DAVID I. MATSON
                                     -----------------------------------------
                                                  David I. Matson
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

                                By:            /s/ DAVID A. ANDERSON
                                     -----------------------------------------
                                                 David A. Anderson
                                        SENIOR VICE PRESIDENT AND CONTROLLER

                                Dated: August 14, 1998