Form 10-Q
period 1998-09-30
UNIONBANCAL CORP
filed 1998-11-17
CIK 1011659

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                         Commission file number 0-28118

                            UNIONBANCAL CORPORATION

     State of Incorporation: California        I.R.S. Employer Identification No. 94-1234979

                             350 California Street
                        San Francisco, California 94104
                           Telephone: (415) 765-2126

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

  Number of shares of Common Stock outstanding at October 31, 1998: 58,402,605

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                          -----------

PART I
FINANCIAL INFORMATION

  Consolidated Financial Highlights.....................................................................           2

  Item 1. Financial Statements:
    Consolidated Statements of Income...................................................................           4
    Consolidated Balance Sheets.........................................................................           5
    Consolidated Statements of Changes in Shareholders' Equity..........................................           6
    Consolidated Statements of Cash Flows...............................................................           7
    Notes to Consolidated Financial Statements..........................................................           8

  Item 2. Management's Discussion and Analysis:
    Introduction........................................................................................          12
    Business Segments...................................................................................          12
    Summary.............................................................................................          13
    Net Interest Income.................................................................................          16
    Noninterest Income..................................................................................          19
    Noninterest Expense.................................................................................          20
    Income Tax Expense..................................................................................          21
    Loans...............................................................................................          22
    Cross-Border Outstandings...........................................................................          23
    Allowance for Credit Losses.........................................................................          24
    Nonperforming Assets................................................................................          26
    Loans 90 Days or More Past Due and Still Accruing...................................................          27
    Liquidity...........................................................................................          27
    Regulatory Capital..................................................................................          27
    Year 2000...........................................................................................          28
    Euro Conversion.....................................................................................          31

  Item 3. Market Risk...................................................................................          31

PART II
OTHER INFORMATION

  Item 5. Other Information.............................................................................          32

  Item 6. Exhibits and Reports on Form 8-K..............................................................          32

  Signatures............................................................................................          33

                         PART I. FINANCIAL INFORMATION

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                                     PERCENT CHANGE TO
                                                                                                  SEPTEMBER 30, 1998 FROM:
                                                             FOR THE THREE MONTHS ENDED
                                                      ----------------------------------------  ----------------------------
                                                      SEPTEMBER 30,   JUNE 30,   SEPTEMBER 30,   JUNE 30,     SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)             1998          1998         1997          1998           1997
----------------------------------------------------  -------------  ----------  -------------  -----------  ---------------
RESULTS OF OPERATIONS:
  Net interest income(1)............................   $   337,702   $  326,708   $   313,555         3.37%          7.70%
  Provision for credit losses.......................        10,000       15,000            --       (33.33)            nm
  Noninterest income................................       123,925      147,994       116,820       (16.26)          6.08
  Noninterest expense...............................       290,378      277,325       253,317         4.71          14.63
                                                      -------------  ----------  -------------
  Income before income taxes(1).....................       161,249      182,377       177,058       (11.58)         (8.93)
  Taxable-equivalent adjustment.....................         1,069        1,152         1,301        (7.20)        (17.83)
  Income tax expense................................        11,913       72,704        45,953       (83.61)        (74.08)
                                                      -------------  ----------  -------------
  Net income........................................   $   148,267   $  108,521   $   129,804        36.63%         14.22%
                                                      -------------  ----------  -------------
                                                      -------------  ----------  -------------
  PER COMMON SHARE:
  Net income--basic(2)..............................   $      2.54   $     1.86   $      2.19        36.56%         15.98%
  Net income--diluted(2)............................          2.53         1.85          2.19        36.76          15.53
  Dividends(3)......................................          0.42         0.42          0.42           --             --
  Book value (end of period)(2).....................         51.11        48.63         44.87         5.10          13.91
  Common shares outstanding (end of period)(2)......    58,402,679   58,391,538    58,282,820         0.02           0.21
  Weighted average common shares
    outstanding--basic(2)...........................    58,396,028   58,371,658    58,273,550         0.04           0.21
  Weighted average common shares
    outstanding--diluted(2).........................    58,597,321   58,596,656    58,479,993           --           0.20

BALANCE SHEET (END OF PERIOD):
  Total assets......................................   $31,407,318   $30,922,575  $30,982,479         1.57%          1.37%
  Total loans.......................................    23,497,845   22,958,328    22,297,724         2.35           5.38
  Nonperforming assets..............................        81,399      122,943       132,974       (33.79)        (38.79)
  Total deposits....................................    23,663,129   23,412,519    22,974,188         1.07           3.00
  Subordinated capital notes........................       298,000      348,000       382,000       (14.37)        (21.99)
  Common equity(2)..................................     2,984,950    2,839,530     2,615,327         5.12          14.13

BALANCE SHEET (PERIOD AVERAGE):
  Total assets......................................   $30,762,880   $29,756,517  $30,113,382         3.38%          2.16%
  Total loans.......................................    23,432,772   22,698,082    22,167,332         3.24           5.71
  Earning assets....................................    27,767,944   26,724,142    26,730,417         3.91           3.88
  Total deposits....................................    22,571,441   22,154,050    22,226,453         1.88           1.55
  Common equity(2)..................................     2,866,497    2,795,714     2,550,254         2.53          12.40

FINANCIAL RATIOS:
  Return on average assets(4).......................          1.91%        1.46%         1.71%
  Return on average common equity(2)(5).............         20.52        15.57         19.89
  Efficiency ratio(6)...............................         62.97        58.47         59.22
  Net interest margin(1)............................          4.84         4.90          4.66
  Tier 1 risk-based capital ratio...................          9.53         9.28          8.92
  Total risk-based capital ratio....................         11.51        11.34         11.02
  Leverage ratio....................................          9.37         9.27          8.39
  Allowance for credit losses to total loans........          2.02         2.08          2.15
  Allowance for credit losses to nonaccrual loans...        697.19       446.71        435.92
  Net loans charged off to average total loans(7)...          0.21         0.05          0.42
  Nonperforming assets to total loans and foreclosed
    assets..........................................          0.35         0.54          0.60
  Nonperforming assets to total assets..............          0.26         0.40          0.43

------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) Three months ended June 30, 1998 and September 30, 1997 results have been restated to give retroactive effect to the exchange on August 10, 1998 of
       3.4 million shares of the Company's common stock for The Bank of Tokyo-Mitsubishi, Ltd.'s (BTM) direct ownership interest in Union Bank of California (the Bank).
(3) Dividends per share reflect dividends declared on the Company's common stock outstanding as of the declaration date.
(4)    Based on annualized net income.
(5)    Based on annualized net income applicable to common stock.
(6) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.3) million, $(0.2) million, and $(1.6) million in the third quarter of 1998, the second quarter of 1998, and the third quarter of 1997, respectively.
(7)    Annualized.
nm   = not meaningful

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED)
                                  (UNAUDITED)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                            -----------------------------------------
                                                                            SEPTEMBER 30,  SEPTEMBER 30,    PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                   1998           1997         CHANGE
--------------------------------------------------------------------------  -------------  -------------  -----------
RESULTS OF OPERATIONS:
  Net interest income(1)..................................................   $   983,056    $   917,408         7.16%
  Provision for credit losses.............................................        45,000             --           nm
  Noninterest income......................................................       399,949        342,627        16.73
  Noninterest expense.....................................................       836,178        762,208         9.70
                                                                            -------------  -------------
  Income before income taxes(1)...........................................       501,827        497,827         0.80
  Taxable-equivalent adjustment...........................................         3,417          4,107       (16.80)
  Income tax expense......................................................       146,045        174,869       (16.48)
                                                                            -------------  -------------
  Net income..............................................................   $   352,365    $   318,851        10.51%
                                                                            -------------  -------------
                                                                            -------------  -------------
PER COMMON SHARE:
  Net income--basic(2)....................................................   $      6.04    $      5.35        12.90%
  Net income--diluted(2)..................................................          6.02           5.33        12.95
  Dividends(3)............................................................          1.26           1.12        12.50
  Book value (end of period)(2)...........................................         51.11          44.87        13.91
  Common shares outstanding (end of period)(2)............................    58,402,679     58,282,820         0.21
  Weighted average common shares outstanding--basic(2)....................    58,363,630     58,204,921         0.27
  Weighted average common shares outstanding--diluted(2)..................    58,576,283     58,357,097         0.38

BALANCE SHEET (END OF PERIOD):
  Total assets............................................................   $31,407,318    $30,982,479         1.37%
  Total loans.............................................................    23,497,845     22,297,724         5.38
  Nonperforming assets....................................................        81,399        132,974       (38.79)
  Total deposits..........................................................    23,663,129     22,974,188         3.00
  Subordinated capital notes..............................................       298,000        382,000       (21.99)
  Common equity(2)........................................................     2,984,950      2,615,327        14.13

BALANCE SHEET (PERIOD AVERAGE):
  Total assets............................................................   $30,130,893    $29,451,728         2.31%
  Total loans.............................................................    22,916,992     21,693,329         5.64
  Earning assets..........................................................    27,002,879     26,066,274         3.59
  Total deposits..........................................................    22,386,160     21,823,524         2.58
  Common equity(2)........................................................     2,792,727      2,469,521        13.09

FINANCIAL RATIOS:
  Return on average assets(4).............................................          1.56%          1.45%
  Return on average common equity(2)(5)...................................         16.87          16.85
  Efficiency ratio(6).....................................................         60.51          60.55
  Net interest margin(1)..................................................          4.86           4.70
  Tier 1 risk-based capital ratio.........................................          9.53           8.92
  Total risk-based capital ratio..........................................         11.51          11.02
  Leverage ratio..........................................................          9.37           8.39
  Allowance for credit losses to total loans..............................          2.02           2.15
  Allowance for credit losses to nonaccrual loans.........................        697.19         435.92
  Net loans charged off to average total loans(7).........................          0.12           0.28
  Nonperforming assets to total loans and foreclosed assets...............          0.35           0.60
  Nonperforming assets to total assets....................................          0.26           0.43

------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) Nine months ended September 30, 1997 results have been restated to give retroactive effect to the exchange on August 10, 1998 of 3.4 million shares of the Company's common stock for BTM's direct ownership interest in the Bank.
(3) Dividends per share reflect dividends declared on the Company's common stock outstanding as of the declaration date.
(4)    Based on annualized net income.
(5)    Based on annualized net income applicable to common stock.
(6) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.7) million for the first nine months of 1998 and 1997.
(7)    Annualized.
nm   = not meaningful

ITEM 1. FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                          FOR THE THREE          FOR THE NINE
                                                                           MONTHS ENDED          MONTHS ENDED
                                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                                       --------------------  --------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                            1998       1997       1998       1997
---------------------------------------------------------------------  ---------  ---------  ---------  ---------
INTEREST INCOME
  Loans..............................................................  $ 468,199  $ 449,840  $1,365,285 $1,311,337
  Securities.........................................................     53,559     44,226    145,390    123,075
  Interest bearing deposits in banks.................................      2,769     16,125     14,187     43,404
  Federal funds sold and securities purchased under resale
    agreements.......................................................      4,074      4,204     11,784     18,727
  Trading account assets.............................................      7,372      5,842     19,976     13,388
                                                                       ---------  ---------  ---------  ---------
      Total interest income..........................................    535,973    520,237  1,556,622  1,509,931
                                                                       ---------  ---------  ---------  ---------
INTEREST EXPENSE
  Domestic deposits..................................................    118,847    134,888    353,283    386,699
  Foreign deposits...................................................     20,805     17,759     66,455     55,156
  Federal funds purchased and securities sold under repurchase
    agreements.......................................................     26,051     18,170     59,667     44,053
  Commercial paper...................................................     24,257     21,814     67,719     66,543
  Subordinated capital notes.........................................      4,797      6,856     15,883     17,180
  Other borrowed funds...............................................      4,583      8,496     13,976     26,999
                                                                       ---------  ---------  ---------  ---------
      Total interest expense.........................................    199,340    207,983    576,983    596,630
                                                                       ---------  ---------  ---------  ---------
NET INTEREST INCOME..................................................    336,633    312,254    979,639    913,301
  Provision for credit losses........................................     10,000         --     45,000         --
                                                                       ---------  ---------  ---------  ---------
      Net interest income after provision for credit losses..........    326,633    312,254    934,639    913,301
                                                                       ---------  ---------  ---------  ---------
NONINTEREST INCOME
  Service charges on deposit accounts................................     35,709     29,271    101,288     84,699
  Trust and investment management fees...............................     30,777     27,143     88,806     76,737
  International commissions and fees.................................     17,951     17,208     54,516     49,593
  Merchant transaction processing fees...............................     14,871     15,326     42,988     42,653
  Merchant banking fees..............................................      6,095      5,074     24,083     19,899
  Securities gains, net..............................................        653      1,546      5,579      2,098
  Other..............................................................     17,869     21,252     82,689     66,948
                                                                       ---------  ---------  ---------  ---------
      Total noninterest income.......................................    123,925    116,820    399,949    342,627
                                                                       ---------  ---------  ---------  ---------
NONINTEREST EXPENSE
  Salaries and employee benefits.....................................    159,680    141,009    459,592    418,970
  Net occupancy......................................................     23,590     21,619     67,294     64,133
  Equipment..........................................................     14,039     13,376     41,842     41,206
  Merchant transaction processing....................................     11,415     11,002     33,008     31,269
  Communications.....................................................      9,834     10,349     31,515     31,135
  Professional services..............................................      9,285      6,461     25,186     19,062
  Advertising and public relations...................................      8,066      7,532     22,419     20,759
  Data processing....................................................      7,327      6,544     20,462     19,115
  Foreclosed asset expense (income)..................................       (325)    (1,572)      (746)      (696)
  Merger and integration.............................................         --         --         --      6,037
  Other..............................................................     47,467     36,997    135,606    111,218
                                                                       ---------  ---------  ---------  ---------
      Total noninterest expense......................................    290,378    253,317    836,178    762,208
                                                                       ---------  ---------  ---------  ---------
  Income before income taxes.........................................    160,180    175,757    498,410    493,720
  Income tax expense.................................................     11,913     45,953    146,045    174,869
                                                                       ---------  ---------  ---------  ---------
NET INCOME...........................................................  $ 148,267  $ 129,804  $ 352,365  $ 318,851
                                                                       ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------
NET INCOME APPLICABLE TO COMMON STOCK(1).............................  $ 148,267  $ 127,857  $ 352,365  $ 311,251
                                                                       ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------
NET INCOME PER COMMON SHARE--BASIC(1)................................  $    2.54  $    2.19  $    6.04  $    5.35
                                                                       ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------
NET INCOME PER COMMON SHARE--DILUTED(1)..............................  $    2.53  $    2.19  $    6.02  $    5.33
                                                                       ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC(1).................     58,396     58,274     58,364     58,205
                                                                       ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED(1)...............     58,597     58,480     58,576     58,357
                                                                       ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------

------------------------------
(1) Results for the three and nine months ended September 30, 1997 have been restated to give retroactive effect to the exchange on August 10, 1998 of
       3.4 million shares of the Company's common stock for BTM's direct ownership interest in the Bank.

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                          SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                     1998           1997          1997
------------------------------------------------------------------------  -------------  ------------  -------------
ASSETS
Cash and due from banks.................................................   $ 2,211,595    $2,541,699    $ 2,086,873
Interest bearing deposits in banks......................................       133,165       633,421      1,064,858
Federal funds sold and securities purchased under resale agreements.....       629,784        24,335        762,978
                                                                          -------------  ------------  -------------
    Total cash and cash equivalents.....................................     2,974,544     3,199,455      3,914,709
Trading account assets..................................................       357,515       394,313        496,254
Securities available for sale...........................................     3,200,376     2,538,386      2,625,490
Securities held to maturity (market value: September 30, 1998, $165,807;
  December 31, 1997, $193,115; September 30, 1997, $237,102)............       162,018       188,775        232,388
Loans (net of allowance for credit losses: September 30, 1998, $473,717;
  December 31, 1997, $451,692; September 30, 1997, $478,454)............    23,024,128    22,289,716     21,819,270
Due from customers on acceptances.......................................       464,581       773,339        737,600
Premises and equipment, net.............................................       407,863       406,299        403,851
Other assets............................................................       816,293       794,982        752,917
                                                                          -------------  ------------  -------------
    Total assets........................................................   $31,407,318    $30,585,265   $30,982,479
                                                                          -------------  ------------  -------------
                                                                          -------------  ------------  -------------
LIABILITIES
Domestic deposits:
  Noninterest bearing...................................................   $ 9,427,080    $8,574,515    $ 7,958,088
  Interest bearing......................................................    12,379,167    12,666,458     13,297,367
Foreign deposits:
  Noninterest bearing...................................................       247,038       275,029        284,611
  Interest bearing......................................................     1,609,844     1,780,372      1,434,122
                                                                          -------------  ------------  -------------
    Total deposits......................................................    23,663,129    23,296,374     22,974,188
Federal funds purchased and securities sold under repurchase
  agreements............................................................     1,574,163     1,335,884      1,294,943
Commercial paper........................................................     1,417,077       966,575      1,593,733
Other borrowed funds....................................................       339,340       476,010        745,753
Acceptances outstanding.................................................       464,581       773,339        737,600
Other liabilities.......................................................       666,078       709,784        638,935
Subordinated capital notes..............................................       298,000       348,000        382,000
                                                                          -------------  ------------  -------------
    Total liabilities...................................................    28,422,368    27,905,966     28,367,152
                                                                          -------------  ------------  -------------
SHAREHOLDERS' EQUITY(1)
Common stock--$5 stated value:
  Authorized 100,000,000 shares, issued 58,402,679 as of September 30,
    1998, 58,305,891 as of December 31, 1997, and 58,282,820 as of
    September 30, 1997..................................................       292,013       291,529        291,414
Additional paid-in capital..............................................     1,430,539     1,422,680      1,420,428
Retained earnings.......................................................     1,233,068       957,662        889,105
Accumulated other comprehensive income..................................        29,330         7,428         14,380
                                                                          -------------  ------------  -------------
    Total shareholders' equity..........................................     2,984,950     2,679,299      2,615,327
                                                                          -------------  ------------  -------------
    Total liabilities and shareholders' equity..........................   $31,407,318    $30,585,265   $30,982,479
                                                                          -------------  ------------  -------------
                                                                          -------------  ------------  -------------

------------------------------
(1) Balances as of December 31, 1997 and September 30, 1997 have been restated to give retroactive effect to the exchange on August 10, 1998 of
       3.4 million shares of the Company's common stock for BTM's direct ownership interest in the Bank.

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY(3)
                                  (UNAUDITED)

                                                                                            FOR THE NINE MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                          ------------------------
(DOLLARS IN THOUSANDS)                                                                       1998         1997
----------------------------------------------------------------------------------------  -----------  -----------
PREFERRED STOCK
Balance, beginning of period............................................................  $        --  $   135,000
Redemption of preferred stock...........................................................           --     (135,000)
                                                                                          -----------  -----------
  Balance, end of period................................................................  $        --  $        --
                                                                                          -----------  -----------
COMMON STOCK
Balance, beginning of period............................................................  $   291,529  $   290,762
Dividend reinvestment plan..............................................................            6            2
Deferred compensation--restricted stock awards..........................................          281          283
Stock options exercised.................................................................          197          367
                                                                                          -----------  -----------
  Balance, end of period................................................................  $   292,013  $   291,414
                                                                                          -----------  -----------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period............................................................  $ 1,422,680  $ 1,413,076
Dividend reinvestment plan..............................................................           10          (77)
Deferred compensation--restricted stock awards..........................................        5,217        3,498
Stock options exercised.................................................................        2,632        3,931
                                                                                          -----------  -----------
  Balance, end of period................................................................  $ 1,430,539  $ 1,420,428
                                                                                          -----------  -----------
RETAINED EARNINGS
Balance, beginning of period............................................................  $   957,662  $   645,214
Net income(1)...........................................................................      352,365      318,851
Dividends on common stock(2)............................................................      (73,632)     (65,320)
Dividends on preferred stock............................................................           --       (7,600)
Deferred compensation--restricted stock awards..........................................       (3,327)      (2,040)
                                                                                          -----------  -----------
  Balance, end of period................................................................  $ 1,233,068  $   889,105
                                                                                          -----------  -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period............................................................  $     7,428  $    10,881
Net income(1)...........................................................................      352,365      318,851
Other comprehensive income..............................................................       21,902        3,499
                                                                                          -----------  -----------
Comprehensive income....................................................................      374,267      322,350
Less: net income included in retained earnings..........................................     (352,365)    (318,851)
                                                                                          -----------  -----------
  Balance, end of period................................................................  $    29,330  $    14,380
                                                                                          -----------  -----------
    TOTAL SHAREHOLDERS' EQUITY..........................................................  $ 2,984,950  $ 2,615,327
                                                                                          -----------  -----------
                                                                                          -----------  -----------

------------------------
(1) Includes income applicable to preferred shareholders of $7.6 million for the first nine months of 1997.
(2) Dividends per share were $1.26 and $1.12 for the first nine months of 1998 and 1997, respectively, and are based on the Company's shares outstanding at the declaration date.
(3) Balances as of September 30, 1997 have been restated to give retroactive effect to the exchange on August 10, 1998 of 3.4 million shares of the Company's common stock for BTM's direct ownership interest in the Bank.

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            FOR THE NINE MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                          ------------------------
(DOLLARS IN THOUSANDS)                                                                       1998         1997
----------------------------------------------------------------------------------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................................  $   352,365  $   318,851
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses.........................................................       45,000           --
    Depreciation, amortization and accretion............................................       50,528       49,285
    Provision for deferred income taxes.................................................       16,018       38,734
    Gain on sales of securities available for sale......................................       (5,579)      (2,098)
    Merger and integration costs less than cash utilized................................      (12,350)     (27,200)
    Net (increase) decrease in trading account assets...................................       36,798      (37,045)
    Other, net..........................................................................      (33,448)      92,393
                                                                                          -----------  -----------
      Total adjustments.................................................................       96,967      114,069
                                                                                          -----------  -----------
  Net cash provided by operating activities.............................................      449,332      432,920
                                                                                          -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale..................................      418,456        3,920
  Proceeds from matured and called securities available for sale........................      196,358      326,833
  Purchases of securities available for sale............................................   (1,253,529)    (777,281)
  Proceeds from matured and called securities held to maturity..........................       26,960       36,121
  Net increase in loans.................................................................     (797,343)  (1,315,578)
  Other, net............................................................................      (42,032)     (19,986)
                                                                                          -----------  -----------
    Net cash used by investing activities...............................................   (1,451,130)  (1,745,971)
                                                                                          -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..............................................................      366,755    1,441,228
  Net increase (decrease) in federal funds purchased and securities sold under
    repurchase agreements...............................................................      238,279      (27,711)
  Net increase in commercial paper and other borrowed funds.............................      313,832       94,601
  Maturity and redemption of subordinated debt..........................................      (50,000)    (200,000)
  Proceeds from issuance of subordinated debt...........................................           --      200,000
  Payments of cash dividends............................................................      (73,631)     (68,787)
  Redemption of preferred stock.........................................................           --     (135,000)
  Other, net............................................................................        2,471        2,642
                                                                                          -----------  -----------
    Net cash provided by financing activities...........................................      797,706    1,306,973
                                                                                          -----------  -----------
Net decrease in cash and cash equivalents...............................................     (204,092)      (6,078)
Cash and cash equivalents at beginning of period........................................    3,199,455    3,937,697
Effect of exchange rate changes on cash and cash equivalents............................      (20,819)     (16,910)
                                                                                          -----------  -----------
Cash and cash equivalents at end of period..............................................  $ 2,974,544  $ 3,914,709
                                                                                          -----------  -----------
                                                                                          -----------  -----------
CASH PAID DURING THE PERIOD FOR:
  Interest..............................................................................  $   727,211  $   611,347
  Income taxes..........................................................................      189,411       47,359

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Loans transferred to foreclosed assets (OREO).........................................  $    13,882  $    19,033
  Dividends declared but unpaid.........................................................       24,529       24,518

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

    The unaudited consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the disclosures necessary for annual financial statements in conformity with GAAP. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1997. The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

    On August 10, 1998, the Company exchanged 3.4 million shares of its common stock for 2.4 million shares of Union Bank of California, N.A. (the Bank) common stock owned directly by The Bank of Tokyo-Mitsubishi, Ltd. (BTM). This share exchange provides the Company with a 100 percent ownership interest in the Bank. In addition, it increases BTM's ownership percentage of the Company to 82 percent from 81 percent.

    The exchange of shares was accounted for as a reorganization of entities under common control. Accordingly, amounts previously reported as Parent Direct Interest in Bank Subsidiary, including the proportionate share of net income, dividends, and other comprehensive income have been reclassified to combine them with the corresponding amounts attributable to the Company's Common Stockholders for all periods presented.

    Certain other amounts for prior periods have been reclassified to conform to current financial statement presentation.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
This Statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company expects to adopt SFAS No. 131 at December 31, 1998.

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The Standard revises the disclosure requirements for pensions and other postretirement benefits. Adoption of this Statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. This Statement is effective for fiscal years beginning after December 15, 1997. The Company expects to adopt SFAS No. 132 at December 31, 1998.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and measured as effective and ineffective when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings. Management believes that, depending upon the accumulated net gain or loss of the effective portion of cash flow hedges at the date of adoption, the impact of SFAS No. 133 could have a material impact on other comprehensive income. However, Management believes that any ineffective portion of cash flow hedges or any other hedges will not have a material impact on the Company's financial position or results of operations. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier application encouraged. The Company expects to adopt SFAS No. 133 as of January 1, 2000.

    In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", which established accounting and reporting standards for certain activities of mortgage banking and other similar enterprises. After securitization of mortgage loans held for sale, SFAS No. 134 requires an entity to classify the resulting mortgage-backed securities or other retained interests, based on its ability or intent to sell or hold those investments. Management believes that the adoption of SFAS No. 134 will have no impact on the Company's financial position or results of operations. This Statement is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Company expects to adopt SFAS No. 134 at January 1, 1999.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
    In June 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. Management believes that the adoption of SOP 98-5 will not have a material effect on the Company's financial position or results of operations. The Statement is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. The Company expects to adopt SOP 98-5 on January 1, 1999.

NOTE 3--EARNINGS PER SHARE

    Basic earnings per share (EPS) is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months and nine months ended September 30, 1998 and 1997:

                                          THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                     ------------------------------------------  ------------------------------------------
                                             1998                  1997                  1998                  1997
                                     --------------------  --------------------  --------------------  --------------------

(AMOUNTS IN THOUSANDS)                 BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED
-----------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income.........................  $ 148,267  $ 148,267  $ 129,804  $ 129,804  $ 352,365  $ 352,365  $ 318,851  $ 318,851
Less:
  Dividends on preferred stock.....         --         --     (1,947)    (1,947)        --         --     (7,600)    (7,600)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income available to common
  shareholders.....................  $ 148,267  $ 148,267  $ 127,857  $ 127,857  $ 352,365  $ 352,365  $ 311,251  $ 311,251
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Weighted average common shares
  outstanding......................     58,396     58,396     58,274     58,274     58,364     58,364     58,205     58,205
Additional shares due to:
  Assumed conversion of dilutive
    stock options..................         --        201         --        206         --        212         --        152
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Adjusted weighted average common
  shares outstanding...............     58,396     58,597     58,274     58,480     58,364     58,576     58,205     58,357
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Earnings per share.................  $    2.54  $    2.53  $    2.19  $    2.19  $    6.04  $    6.02  $    5.35  $    5.33
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

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

                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 4--COMPREHENSIVE INCOME (CONTINUED)
    The following is a summary of the components of accumulated other comprehensive income:

                                                                                                  FOR THE NINE MONTHS
                                                                                                  ENDED SEPTEMBER 30,
                                                                                                  --------------------
(DOLLARS IN THOUSANDS)                                                                              1998       1997
------------------------------------------------------------------------------------------------  ---------  ---------
Net unrealized gain on securities available for sale, net of reclassification adjustment:
  Beginning balance.............................................................................  $  19,886  $  14,064
  Net unrealized gain on securities available for sale, during the first nine months, before
    tax.........................................................................................     41,378     10,626
  Income tax expense............................................................................    (15,766)    (4,229)
  Less: reclassification adjustment for net realized gains on securities available for sale
    included in net income during the first nine months, before tax.............................     (5,579)    (2,098)
  Plus: income tax expense......................................................................      1,960        857
                                                                                                  ---------  ---------
  Net activity..................................................................................     21,993      5,156
                                                                                                  ---------  ---------
  Ending balance................................................................................     41,879     19,220
                                                                                                  ---------  ---------
Foreign currency translation adjustments:
  Beginning balance.............................................................................    (12,458)    (3,183)
  Foreign currency translation adjustments during the first nine months, before tax.............       (153)    (2,785)
  Income tax benefit............................................................................         62      1,128
                                                                                                  ---------  ---------
  Net activity..................................................................................        (91)    (1,657)
                                                                                                  ---------  ---------
  Ending balance................................................................................    (12,549)    (4,840)
                                                                                                  ---------  ---------
Other comprehensive income......................................................................  $  21,902  $   3,499
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------
Accumulated other comprehensive income..........................................................  $  29,330  $  14,380
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

NOTE 5--INCOME TAX EXPENSE

    During the third quarter of 1998, a reduction of state income tax liabilities of $52.4 million, net of federal tax, was recorded: $44.8 million reflects previously accrued 1997 and 1998 state income tax liabilities and the remaining $7.6 million relates to third quarter 1998. The reduction results from the Company's ability to file its 1997 and 1998 California franchise tax returns on a worldwide unitary basis, which incorporates the financial results of BTM and its worldwide affiliates. During the third quarter of 1997, the Company received a refund from the State of California Franchise Tax Board of $24.7 million, net of federal tax, in settlement of litigation, administration and audit disputes covering the years 1975-1987.

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

INTRODUCTION

    UnionBanCal Corporation (UNBC) is a San Francisco, California-based commercial bank holding company with consolidated assets of $31.4 billion at September 30, 1998. Based on total assets, UNBC and its consolidated subsidiaries (the Company) was the third largest bank holding company in California and among the 30 largest in the United States. At September 30, 1998, the Company operated 244 banking offices in California, 6 banking offices in Oregon and Washington, and 18 overseas facilities. At September 30, 1998, UNBC was 82 percent owned by The Bank of Tokyo-Mitsubishi, Ltd. (BTM) and 18 percent owned by other shareholders. UNBC's principal subsidiary, Union Bank of California, N.A. (the Bank), was 100 percent owned by UNBC. (See Note 1 in the accompanying notes to the Company's Consolidated Financial Statements.)

    The interim financial information should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997. Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

BUSINESS SEGMENTS

    The Company's operations are divided into five primary segments: the Community Banking Group (CBG); the Commercial Financial Services Group (CFSG); the Trust and Private Financial Services Group (TPFSG); the Global Markets Group
(GMG); and the International Banking Group (IBG).

    CBG offers a comprehensive line of loan and deposit products for consumers and businesses primarily located in California. CBG provides services through its 244 branches in California, as well as branches in Oregon and Washington. In addition to the traditional consumer and business loan products, CBG offers credit products to small to mid-size agricultural enterprises, international trade and settlement services; and E-banking through the Company's web site and through personal financial management products. Average assets in CBG for the nine months ended September 30, 1998, were $10.3 billion of the Company's total assets.

    CFSG offers a full product line of commercial financial services to California middle market companies, large corporations across the nation, real estate companies and other, more specialized industries such as oil and energy utilities, media, communications, healthcare, forest products, finance companies and retailing. Through its relationships with title and escrow companies, government agencies and other primarily corporate customers who provide large pools of deposits, CFSG provides a significant source of funding for the Company. Average assets in CFSG for the nine months ended September 30, 1998, were $10.8 billion of the Company's total assets.

    TPFSG, through its five main business divisions, offers trust, custody and advisory services to institutional and to individual customers. Within these divisions, TPFSG provides trust and private banking services to high net worth individuals; investment management and advisory services for trust customers, the Company's proprietary mutual fund family, HighMark and for traditional employee benefit plan and 401(k) services; and global and domestic custody services, securities lending and corporate trust services. Through the Company's registered broker/dealer, TPFSG provides brokerage services to trust and retail customers. At September 30, 1998, TPFSG had approximately $90 billion assets under administration.

    GMG manages the market-related risks for the Company as part of its responsibilities for asset/liability management. Additionally, GMG offers to customers a broad range of risk management products such as foreign exchange, interest rate swaps, caps and floors. GMG originates debt instruments for bank eligible issuers and trades debt instruments in the secondary market. Average assets in GMG for the nine months ended September 30, 1998, were $4.3 billion of the Company's total assets.

    IBG offers corporate banking products through its full service foreign branches in Tokyo, Taipei, and Seoul and its banking units and representative offices in other parts of Asia and Latin America. A leader in international correspondent banking, IBG ranks among the top 5 U.S. banks doing correspondent banking in Asia. Through its branches in the U.S., IBG also provides trade finance and other international services for export/import activity. Average assets in IBG for the nine months ended September 30, 1998, were $3.0 billion of the Company's total assets.

SUMMARY

    Net income in the third quarter of 1998 was $148.3 million, compared to $129.8 million in the third quarter of 1997. Net income applicable to common stock was $148.3 million, or $2.53 per diluted common share, in the third quarter of 1998, compared with $127.9 million, or $2.19 per diluted common share, in the third quarter of 1997. Excluding the tax benefit of $44.8 million, net of federal tax, for previously accrued 1997 and 1998 state income tax liabilities, and lower third quarter state income tax provision of $7.6 million, net of federal tax, net income applicable to common stock was $95.8 million, or $1.64 per diluted common share. Excluding the $24.7 million tax refund in the third quarter of 1997, net income applicable to common stock was $103.2 million, or $1.76 per diluted common share. This decrease in diluted earnings per common share from the third quarter of last year was primarily related to increases in personnel expense, an increase in the provision for credit losses, and expenses related to higher deposit volumes and Year 2000 compliance expenses. Other highlights of the third quarter of 1998 include:

    - Net interest income, on a taxable-equivalent basis, was $337.7 million in the third quarter of 1998, a $24.1 million, or 8 percent, increase from the third quarter of 1997. The increase in net interest income was primarily due to an 18 basis point increase in the net interest margin and a $1.0 billion, or 4 percent, increase in average earning assets, resulting primarily from a $1.3 billion, or 6 percent, increase in average loans. The increase in net interest margin was principally due to a $1.1 billion, or 14 percent, increase in average noninterest bearing deposits, which raised the proportion of earning assets funded by core deposits.

    - A provision for credit losses of $10.0 million was recorded in the third quarter of 1998, compared with no provision in 1997. Net charge-offs for the third quarter of 1998 were $12.5 million. This resulted from management's regular quarterly assessment of overall credit quality, loan growth and economic conditions in relation to the level of the allowance for credit losses. Nonperforming assets declined $48.4 million, or 37 percent, from December 31, 1997 to $81.4 million at September 30, 1998. Nonperforming assets as a percentage of total assets declined to 0.26 percent at September 30, 1998, compared with 0.42 percent at the end of 1997. Total nonaccrual loans at September 30, 1998 and December 31, 1997 were $67.9 million and $109.3 million, respectively. This decrease was due primarily to third quarter 1998 loan sales totaling $29.8 million. The ratio of nonaccrual loans to total loans declined from 0.48 percent to
      0.29 percent.

    - Noninterest income was $123.9 million, an increase of $7.1 million, or 6 percent, over the third quarter of 1997. Service charges on deposit accounts grew $6.4 million, or 22 percent, reflecting growth in average deposits. In addition, trust and investment management fees increased $3.6 million, or 13 percent, on growth in assets under management. These increases were partially offset by a decrease in other noninterest income of $3.4 million, or 16 percent, partially due to a $2.9 million trading loss arising from the decline in interest rates.

    - Noninterest expense was $290.4 million in the third quarter of 1998, compared with $253.3 million in the third quarter of 1997, an increase of $37.1 million, or 15 percent. Personnel-related expense increased $18.7 million, or 13 percent, primarily due to increases in salaries and employee benefits, a portion of which relates to a 3 percent increase in total employees, performance-based incentive compensation, and a decline in the fair value of assets underlying postretirement benefit plans, caused by the downturn in the financial markets. Professional services increased $2.8 million, or 44 percent, due principally to additional costs related to the Year 2000 effort. Other noninterest expense increased $10.5 million, or 28 percent, primarily attributable to additional expenses incurred to support higher deposit volumes.

    - The effective tax rate for the third quarter of 1998 was 7 percent, compared with 26 percent for the third quarter of 1997. The lower effective tax rate in the third quarter of 1998 was the result of a total reduction of $52.4 million, net of federal tax, $44.8 million for previously accrued 1997 and 1998 state income tax liabilities, and lower third quarter state income tax provision of $7.6 million. The third quarter 1997 effective tax rate was reduced by a $24.7 million after-tax refund from the State of California Franchise Tax Board (FTB). Excluding the state tax reduction and the FTB refund, the effective tax rates for the third quarter of 1998 and 1997 were 40 percent.

    - In the third quarter of 1998, the return on average assets increased to
      1.91 percent from 1.71 percent a year earlier. The return on average common equity was 20.52 percent at September 30, 1998, compared to 19.89 percent at September 30, 1997.

    - Total loans at September 30, 1998 increased $756.4 million, or 3 percent, over December 31, 1997, primarily due to growth in the commercial, financial and industrial portfolio.

    - The Company's Tier 1 and total risk-based capital ratios were 9.53 percent and 11.51 percent at September 30, 1998, compared with 8.96 percent and
      11.05 percent at December 31, 1997. The third quarter 1998 leverage ratio for the Company was 9.37 percent, compared with 8.53 percent at December 31, 1997.

    Net income for the first nine months of 1998 was $352.4 million, compared to $318.9 million for the first nine months of 1997. Net income applicable to common stock was $352.4 million, or $6.02 per diluted common share, for the first nine months of 1998, compared with $311.3 million, or $5.33 per diluted common share, for the first nine months of 1997. Excluding the tax benefit of $52.4 million, net of federal tax, recorded in the first nine months of 1998, net income applicable to common stock was $299.9 million, or $5.12 per diluted common share. Excluding the $24.7 million tax refund for the first nine months of 1997, net income applicable to common stock was $286.6 million, or $4.91 per diluted common share.

    Other highlights of the first nine months of 1998 include:

    - Net interest income, on a taxable-equivalent basis, was $983.1 million for the first nine months of 1998, a $65.6 million, or 7 percent, increase from the comparable period one year earlier. The increase in net interest income was primarily due to a 16 basis point increase in the net interest margin and a $936.6 million, or 4 percent, increase in average earning assets, resulting primarily from a $1.2 billion, or 6 percent, increase in average loans, largely funded by a $1.1 billion, or 15 percent, increase in average noninterest bearing deposits.

    - A provision for credit losses of $45.0 million was recorded for the first nine months of 1998, compared with no provision in 1997. Net charge-offs for the nine months ended September 30, 1998 were $21.0 million. This resulted from management's regular quarterly assessments of overall credit quality, loan growth and economic conditions in relation to the level of the allowance for credit losses.

    - Noninterest income was $399.9 million, an increase of $57.3 million, or 17 percent, over the first nine months of 1997. This increase includes the $17.1 million gain from the sale of the credit card portfolio in the second quarter of 1998. Service charges on deposit accounts grew $16.6 million, or 20 percent, reflecting growth in average deposits; trust and investment management fees increased $12.1 million, or 16 percent, on growth in assets under management; international commissions and fees increased $4.9 million; and securities gains, net increased $3.5 million, primarily from the sale of securities available for sale.

    - Noninterest expense was $836.2 million for the first nine months of 1998, compared with $762.2 million for the first nine months of 1997, an increase of $74.0 million, or 10 percent. Personnel-related expense increased $40.6 million, or 10 percent, primarily due to increases in salaries, a portion of which relates to increases in staffing, performance-based incentive compensation as well as a decline in the fair value of assets underlying postretirement benefit plans, caused by the downturn in the financial markets. Professional fees increased $6.1 million, or 32 percent, primarily due to additional costs related to the Year 2000 effort. Other noninterest expense increased $24.4 million, or 22 percent, primarily attributable to additional expenses incurred to support higher deposit volumes.

    - The effective tax rate for the first nine months of 1998 was 29 percent, compared with 35 percent for the first nine months of 1997. The lower effective tax rate for the first nine months of 1998 was the result of a total reduction of $52.4 million, net of federal tax, in state income tax liabilities. Excluding this state tax reduction, the effective tax rate for the first nine months of 1998 was 40 percent. Excluding the $24.7 million after-tax refund from the California Franchise Tax Board, the effective tax rate for the first nine months of 1997 was 40 percent.

    - The return on average assets for the first nine months of 1998 increased to 1.56 percent, compared to 1.45 percent for the first nine months of 1997. The return on average common equity increased slightly to 16.87 percent for the first nine months of 1998, compared to 16.85 percent for the first nine months of 1997.

NET INTEREST INCOME

    The table below shows the major components of net interest income and net interest margin.

                                                                      FOR THE THREE MONTHS ENDED
                                              --------------------------------------------------------------------------
                                                       SEPTEMBER 30, 1998                    SEPTEMBER 30, 1997
                                              ------------------------------------  ------------------------------------
                                                           INTEREST      AVERAGE                 INTEREST      AVERAGE
                                               AVERAGE      INCOME/      YIELD/      AVERAGE      INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                         BALANCE    EXPENSE(1)     RATE(1)     BALANCE    EXPENSE(1)     RATE(1)
--------------------------------------------  ----------  -----------  -----------  ----------  -----------  -----------
ASSETS
Loans:(2)
  Domestic..................................  $22,132,617  $ 445,989         8.00%  $20,572,171  $ 426,992         8.23%
  Foreign(3)................................   1,300,155      22,388         6.83    1,595,161      23,147         5.76
Securities--taxable(4)......................   3,287,094      51,584         6.26    2,655,275      42,245         6.34
Securities--tax-exempt(4)...................      99,440       2,809        11.30      118,514       2,983        10.07
Interest bearing deposits in banks..........     152,283       2,769         7.21    1,085,110      16,125         5.90
Federal funds sold and securities purchased
  under resale agreements...................     288,295       4,074         5.61      293,775       4,204         5.68
Trading account assets......................     508,060       7,429         5.80      410,411       5,842         5.65
                                              ----------  -----------               ----------  -----------
    Total earning assets....................  27,767,944     537,042         7.69   26,730,417     521,538         7.75
                                                          -----------                           -----------
Allowance for credit losses.................    (480,555)                             (495,361)
Cash and due from banks.....................   1,889,831                             1,951,891
Premises and equipment, net.................     406,375                               409,574
Other assets................................   1,179,285                             1,516,861
                                              ----------                            ----------
    Total assets............................  $30,762,880                           $30,113,382
                                              ----------                            ----------
                                              ----------                            ----------
LIABILITIES
Domestic deposits:
  Interest bearing..........................  $5,501,340   $  39,120         2.82   $5,328,180   $  38,422         2.86
  Savings and consumer time.................   3,272,432      31,253         3.79    2,995,038      28,780         3.81
  Large time................................   3,563,309      48,474         5.40    4,838,640      67,686         5.55
Foreign deposits(3).........................   1,604,878      20,805         5.14    1,513,336      17,759         4.66
                                              ----------  -----------               ----------  -----------
    Total interest bearing deposits.........  13,941,959     139,652         3.97   14,675,194     152,647         4.13
                                              ----------  -----------               ----------  -----------
Federal funds purchased and securities sold
  under repurchase agreements...............   1,901,127      26,051         5.44    1,334,367      18,170         5.40
Subordinated capital notes..................     308,870       4,797         6.16      421,130       6,856         6.46
Commercial paper............................   1,751,697      24,257         5.49    1,566,887      21,814         5.52
Other borrowed funds........................     319,642       4,583         5.69      648,003       8,496         5.20
                                              ----------  -----------               ----------  -----------
    Total borrowed funds....................   4,281,336      59,688         5.53    3,970,387      55,336         5.53
                                              ----------  -----------               ----------  -----------
    Total interest bearing liabilities......  18,223,295     199,340         4.34   18,645,581     207,983         4.43
                                                          -----------                           -----------
Noninterest bearing deposits................   8,629,482                             7,551,259
Other liabilities...........................   1,043,606                             1,273,842
                                              ----------                            ----------
    Total liabilities.......................  27,896,383                            27,470,682
SHAREHOLDERS' EQUITY
Preferred stock.............................          --                                92,446
Common equity...............................   2,866,497                             2,550,254
                                              ----------                            ----------
    Total shareholders' equity..............   2,866,497                             2,642,700
                                              ----------                            ----------
    Total liabilities and shareholders'
      equity................................  $30,762,880                           $30,113,382
                                              ----------                            ----------
                                              ----------                            ----------
Net interest income/margin
  (taxable-equivalent basis)................                 337,702         4.84%                 313,555         4.66%
Less: taxable-equivalent adjustment.........                   1,069                                 1,301
                                                          -----------                           -----------
    Net interest income.....................               $ 336,633                             $ 312,254
                                                          -----------                           -----------
                                                          -----------                           -----------

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

                                                                      FOR THE NINE MONTHS ENDED
                                              --------------------------------------------------------------------------
                                                       SEPTEMBER 30, 1998                    SEPTEMBER 30, 1997
                                              ------------------------------------  ------------------------------------
                                                           INTEREST      AVERAGE                 INTEREST      AVERAGE
                                               AVERAGE      INCOME/      YIELD/      AVERAGE      INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                         BALANCE    EXPENSE(1)     RATE(1)     BALANCE    EXPENSE(1)     RATE(1)
--------------------------------------------  ----------  -----------  -----------  ----------  -----------  -----------
ASSETS
Loans:(2)
  Domestic..................................  $21,569,891  $1,297,483        8.04%  $20,218,298  $1,245,658        8.23%
  Foreign(3)................................   1,347,101      68,380         6.79    1,475,031      66,578         6.03
Securities--taxable(4)......................   2,949,151     139,720         6.32    2,476,970     116,715         6.29
Securities--tax-exempt(4)...................     106,783       8,348        10.42      126,634       9,567        10.07
Interest bearing deposits in banks..........     279,938      14,187         6.78      996,710      43,404         5.82
Federal funds sold and securities purchased
  under resale agreements...................     281,565      11,784         5.60      450,603      18,727         5.56
Trading account assets......................     468,450      20,137         5.75      322,028      13,389         5.56
                                              ----------  -----------               ----------  -----------
    Total earning assets....................  27,002,879   1,560,039         7.72   26,066,274   1,514,038         7.76
                                                          -----------                           -----------
Allowance for credit losses.................    (471,384)                             (514,043)
Cash and due from banks.....................   1,903,155                             2,005,177
Premises and equipment, net.................     402,197                               413,024
Other assets................................   1,294,046                             1,481,296
                                              ----------                            ----------
    Total assets............................  $30,130,893                           $29,451,728
                                              ----------                            ----------
                                              ----------                            ----------
LIABILITIES
Domestic deposits:
  Interest bearing..........................  $5,447,712   $ 115,626         2.84   $5,274,137   $ 111,457         2.83
  Savings and consumer time.................   3,176,898      90,713         3.82    2,956,493      83,695         3.78
  Large time................................   3,606,182     146,945         5.45    4,691,506     191,547         5.46
Foreign deposits(3)                            1,723,282      66,454         5.16    1,560,149      55,156         4.73
                                              ----------  -----------               ----------  -----------
    Total interest bearing deposits.........  13,954,074     419,738         4.02   14,482,285     441,855         4.08
                                              ----------  -----------               ----------  -----------
Federal funds purchased and securities sold
  under repurchase agreements...............   1,481,809      59,667         5.38    1,106,180      44,053         5.32
Subordinated capital notes..................     335,179      15,883         6.34      353,429      17,180         6.50
Commercial paper............................   1,641,425      67,720         5.52    1,631,056      66,543         5.45
Other borrowed funds........................     323,082      13,975         5.78      673,359      26,999         5.36
                                              ----------  -----------               ----------  -----------
    Total borrowed funds....................   3,781,495     157,245         5.56    3,764,024     154,775         5.50
                                              ----------  -----------               ----------  -----------
    Total interest bearing liabilities......  17,735,569     576,983         4.35   18,246,309     596,630         4.37
                                                          -----------                           -----------
Noninterest bearing deposits................   8,432,086                             7,341,239
Other liabilities...........................   1,170,511                             1,274,000
                                              ----------                            ----------
    Total liabilities.......................  27,338,166                            26,861,548
SHAREHOLDERS' EQUITY
Preferred stock.............................          --                               120,659
Common equity...............................   2,792,727                             2,469,521
                                              ----------                            ----------
    Total shareholders' equity..............   2,792,727                             2,590,180
                                              ----------                            ----------
    Total liabilities and shareholders'
      equity................................  $30,130,893                           $29,451,728
                                              ----------                            ----------
                                              ----------                            ----------
Net interest income/margin
  (taxable-equivalent basis)................                 983,056         4.86%                 917,408         4.70%
Less: taxable-equivalent adjustment.........                   3,417                                 4,107
                                                          -----------                           -----------
    Net interest income.....................               $ 979,639                             $ 913,301
                                                          -----------                           -----------
                                                          -----------                           -----------

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

    Net interest income, on a taxable-equivalent basis, was $337.7 million in the third quarter of 1998, compared with $313.6 million in the third quarter of 1997. This increase of $24.1 million, or 8 percent, was primarily attributable to a $1.0 billion, or 4 percent, increase in average earning assets largely funded by a $1.1 billion, or 14 percent, increase in average noninterest bearing deposits. In addition, the net interest margin increased 18 basis points to 4.84 percent. Net interest margin was favorably impacted by the positive 3 basis point differential between the decrease in the yield on average earning assets and the decrease in the rate of interest bearing liabilities, coupled with the increase in proportion of funding provided by average noninterest bearing deposits, thereby lowering the overall cost of funds.

    Average earning assets were $27.8 billion in the third quarter of 1998, compared with $26.7 billion in the third quarter of 1997. Most of this increase was attributable to growth in average loans, which increased $1.3 billion, or 6 percent, and average securities, which were $612.7 million, or 22 percent, higher, partially offset by a $932.8 million decrease in average interest bearing deposits in banks. The growth in average loans was attributable to the increase in average commercial, financial and industrial loans of $1.9 billion, partly offset by the decrease in average consumer loans of $474.5 million, primarily related to the sale of the credit card portfolio. The increase in primarily fixed rate securities reflected interest rate risk management actions to reduce the Company's exposure to declines in interest rates.

    The $1.0 billion, or 4 percent, growth in average earning assets from the third quarter of 1997 to the third quarter of 1998 was funded primarily by a $1.1 billion increase in average noninterest bearing deposits. The increase in average noninterest bearing deposits was partially due to an influx of new customer relationships, arising from the recent merger and acquisition activities of other financial institutions in the California market during the past year.

    For the first nine months of 1998, net interest income, on a taxable equivalent basis, was $983.1 million, compared with $917.4 million in the comparable period one year earlier. The increase of $65.6 million, or 7 percent, was primarily attributable to a $936.6 million, or 4 percent, increase in average earning assets largely funded by a $1.1 billion, or 15 percent, increase in average noninterest bearing deposits. In addition, the net interest margin increased 16 basis points to 4.86 percent. Although the differential between the decrease in the yield on average earning assets and the decrease in the rate of average interest bearing liabilities was a negative 2 basis points, the negative impact on the net interest margin of these two factors was more than offset by the increase in the proportion of funding provided by average noninterest bearing deposits.

    Average earning assets were $27.0 billion and $26.1 billion, for the nine months ended September 30, 1998 and 1997, respectively. Most of this increase was attributable to growth in average loans, which increased $1.2 billion, or 6 percent, and average securities, which were $452.3 million, or 17 percent, higher. This increase was partially offset by a $716.8 million decrease in average interest bearing deposits in banks. The growth in average loans outstanding was attributable to the increase in average commercial, financial and industrial loans of $1.5 billion, partly offset by the decrease in average consumer loans of $337.4 million, which was primarily related to the sale of the credit card portfolio. See "Loans" on page 22 for additional commentary on growth in the loan portfolio. The increase in primarily fixed rate securities reflected interest rate risk management actions to reduce the Company's exposure to declines in interest rates.

NONINTEREST INCOME

                                                FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                           -------------------------------------  -------------------------------------
                                            SEPTEMBER     SEPTEMBER     PERCENT    SEPTEMBER     SEPTEMBER     PERCENT
(DOLLARS IN THOUSANDS)                       30, 1998      30, 1997     CHANGE      30, 1998      30, 1997     CHANGE
-----------------------------------------  ------------  ------------  ---------  ------------  ------------  ---------
Service charges on deposit accounts......   $   35,709    $   29,271       21.99%  $  101,288    $   84,699       19.59%
Trust and investment management fees.....       30,777        27,143       13.39       88,806        76,737       15.73
International commissions and fees.......       17,951        17,208        4.32       54,516        49,593        9.93
Merchant transaction processing fees.....       14,871        15,326       (2.97)      42,988        42,653        0.79
Merchant banking fees....................        6,095         5,074       20.12       24,083        19,899       21.03
Brokerage commissions and fees...........        4,723         3,920       20.48       14,188        11,529       23.06
Foreign exchange trading gains, net......        4,708         3,927       19.89       14,159        11,249       25.87
Securities gains, net....................          653         1,546      (57.76)       5,579         2,098      165.92
Gain on sale of credit card portfolio....           --            --          --       17,056            --          nm
Other....................................        8,438        13,405      (37.05)      37,286        44,170      (15.59)
                                           ------------  ------------             ------------  ------------
  Total noninterest income...............   $  123,925    $  116,820        6.08%  $  399,949    $  342,627       16.73%
                                           ------------  ------------             ------------  ------------
                                           ------------  ------------             ------------  ------------

------------------------

nm = not meaningful

    In the third quarter of 1998, noninterest income was $123.9 million, compared with $116.8 million for the same period in 1997. This increase of $7.1 million, or 6 percent, includes a $6.4 million, or 22 percent, increase in service charges on deposit accounts, reflecting a 2 percent increase in average deposits coupled with the expansion of several products and services, a $3.6 million, or 13 percent, increase in trust and investment management fees, largely due to growth of assets under management, partially offset by the decrease in other noninterest income of $5.0 million, or 37 percent, due partly to a $2.9 million trading loss arising from the decline in interest rates.

    For the first nine months of 1998, noninterest income was $399.9 million, compared with $342.6 million for the same period in 1997. This increase of $57.3 million, or 17 percent, includes the second quarter 1998 gain of $17.1 million from the sale of the credit card portfolio, a $16.6 million increase in service charges on deposit accounts, reflecting a 3 percent increase in average deposits coupled with the expansion of several products and services, a $12.1 million increase in trust and investment management fees, largely due to growth of assets under management, a $4.9 million increase in international commissions and fees, a $3.5 million increase in securities gains, net, and a $6.8 million increase related to brokerage commissions and merchant banking fees. In contrast, other noninterest income decreased $6.9 million, or 16 percent, due to a $7.7 million nonrecurring gain recognized in 1997 related to a real estate joint venture and the $2.9 million trading loss in 1998, partially offset by the $4.8 million gain recognized in the second quarter of 1998 from the sale of commercial real estate loans.

NONINTEREST EXPENSE

                                                  FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                            ---------------------------------------  ---------------------------------------
                                             SEPTEMBER     SEPTEMBER      PERCENT     SEPTEMBER     SEPTEMBER      PERCENT
(DOLLARS IN THOUSANDS)                        30, 1998      30, 1997      CHANGE       30, 1998      30, 1997      CHANGE
------------------------------------------  ------------  ------------  -----------  ------------  ------------  -----------
Salaries and other compensation...........   $  127,706    $  116,086        10.01%   $  369,715    $  337,401         9.58%
Employee benefits.........................       31,974        24,923        28.29        89,877        81,569        10.19
                                            ------------  ------------               ------------  ------------
  Personnel-related expense...............      159,680       141,009        13.24       459,592       418,970         9.70
Net occupancy.............................       23,590        21,619         9.12        67,294        64,133         4.93
Equipment.................................       14,039        13,376         4.96        41,842        41,206         1.54
Merchant transaction processing...........       11,415        11,002         3.75        33,008        31,269         5.56
Communications............................        9,834        10,349        (4.98)       31,515        31,135         1.22
Professional services.....................        9,285         6,461        43.71        25,186        19,062        32.13
Advertising and public relations..........        8,066         7,532         7.09        22,419        20,759         8.00
Data processing...........................        7,327         6,544        11.97        20,462        19,115         7.05
Printing and office supplies..............        6,289         5,390        16.68        19,112        17,646         8.31
Software..................................        5,526         4,025        37.29        14,536        12,358        17.62
Travel....................................        4,724         3,757        25.74        13,041        11,321        15.19
Intangible asset amortization.............        3,393         3,338         1.65        10,069        10,014         0.55
Armored car...............................        3,118         3,091         0.87         8,989         9,160        (1.87)
Foreclosed asset expense (income).........         (325)       (1,572)          nm          (746)         (696)          nm
Merger and integration expense............           --            --           --            --         6,037           nm
Other.....................................       24,417        17,396        40.36        69,859        50,719        37.74
                                            ------------  ------------               ------------  ------------
  Total noninterest expense...............   $  290,378    $  253,317        14.63%   $  836,178    $  762,208         9.70%
                                            ------------  ------------               ------------  ------------
                                            ------------  ------------               ------------  ------------

--------------------------

nm = not meaningful

    Noninterest expense was $290.4 million in the third quarter of 1998, compared with $253.3 million in the third quarter of 1997, an increase of $37.1 million, or 15 percent. Personnel-related expense increased $18.7 million, or 13 percent, primarily due to a $5.5 million increase in performance-based incentive compensation, a 3 percent increase in workforce to support increased revenue growth, and a $5.5 million increase in benefits expense arising from an unrealized loss in the fair value of assets underlying postretirement benefit plans, caused by the downturn in the financial markets. Net occupancy expense increased $2.0 million, or 9 percent, primarily due to expenses related to lease terminations on several properties. Professional services increased $2.8 million, or 44 percent, due to additional costs related to the Year 2000 effort. In addition, other noninterest expense increased $7.0 million, or 40 percent, primarily attributable to additional expenses incurred to support higher deposit volumes.

    Noninterest expense was $836.2 million for the first nine months of 1998, compared with $762.2 million for the first nine months of 1997, an increase of $74.0 million, or 10 percent. Personnel-related expense increased $40.6 million, or 10 percent, primarily due to a $16.7 million increase in performance-based incentive compensation, a 4 percent increase in the workforce, to support increased revenue growth, and a $4.8 million increase in benefits expense arising from a loss in the fair value of assets underlying postretirement benefit plans. Professional services increased $6.1 million, or 32 percent, due to additional costs related to the Year 2000 effort. In addition, other noninterest expense increased $19.1 million, primarily attributable to additional expenses incurred to support higher deposit volumes.

    The Company continues to make preparations for the Year 2000. (For a detailed discussion of the Year 2000 Program see page 28). The total cost of the Year 2000 project is estimated to be approximately $50 million, of which $10 million relates to capital expenditures which the Company will capitalize and depreciate over their useful lives. The remaining $40 million will be included in noninterest expense in the period incurred. As of September 30, 1998, the Company has spent $19 million on the Year 2000 Project, $17 million and $2 million in 1998 and 1997, respectively. Of the $19 million spent as of September 30, 1998, $6 million relates to capital expenditures, $5 million and $1 million in 1998 and 1997, respectively. Of the estimated $31 million remaining to be spent, an estimated $4 million is for capital expenditures. During the third quarter of 1998, the Company spent $12 million on the Year 2000 Project, of which $5 million relates to capital expenditures. The remaining $7 million is included in noninterest expense. The cost of the year 2000 Project is being funded by normal operating cash and staffed by external resources as well as internal staff re-deployed from less time-sensitive assignments. Estimated total cost could change further as analysis continues.

    The combination of Union Bank and BanCal Tri-State Corporation on April 1, 1996 resulted in the recording of a total of $123.5 million in merger and integration expense. The remaining liability balance at September 30, 1998 was $10.6 million. The balance includes amounts primarily for lease payments that are continuing over the expected term of the leases. No merger and integration expense was recorded for the first nine months of 1998, compared with $6.0 million for the first nine months of 1997.

INCOME TAX EXPENSE

    The effective tax rates for the nine months and three months ended September 30, 1998 were 29 percent and 7 percent, respectively. The effective tax rates for the nine and three months ended September 30, 1997 were 35 percent and 26 percent, respectively. The decrease in the effective tax rates for 1998 was the result of a reduction of California franchise taxes for 1997 and 1998 from the Company's ability to file California franchise tax returns on a worldwide unitary basis, which incorporates the financial results of BTM and its worldwide affiliates. The total reduction of $52.4 million, net of federal tax, was reflected in the third quarter of 1998. Of this amount, $44.8 million related to the reversal of previously accrued 1997 and 1998 state income tax liabilities and $7.6 million related to a lower third quarter state tax provision. The effective tax rates for the nine months and three months ended September 30, 1997 were reduced as a result of an after-tax refund from the State of California Franchise Tax Board (the FTB) of $24.7 million in settlement of litigation, administration and audit disputes covering the years 1975-1987. Excluding these reductions, the effective tax rates for all periods would have been 40 percent.

    The Company anticipates that its fourth quarter effective tax rate will be approximately 35 percent. At this time, the Company anticipates that it will continue to file its California franchise tax return on the worldwide basis for 1999. Its anticipated 1999 tax rate will be dependent on the Company's proportionate share of BTM's financial results for that year, and is expected to be within the range of 35 to 40 percent.

LOANS

    The following table shows loans outstanding by loan type.

                                                                                   PERCENT CHANGE TO
                                                                                SEPTEMBER 30, 1998 FROM:
                                                                              ----------------------------
                                     SEPTEMBER    DECEMBER 31,   SEPTEMBER    DECEMBER 31,   SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                30, 1998        1997        30, 1997        1997           1997
----------------------------------  ------------  ------------  ------------  -------------  -------------
Domestic:
  Commercial, financial and
    industrial....................  $ 12,151,210  $ 10,747,179  $ 10,405,299       13.06 %        16.78 %
  Construction....................       420,267       293,333       312,318       43.27          34.56
  Mortgage:
    Residential...................     2,742,451     2,961,233     2,966,326       (7.39)         (7.55)
    Commercial....................     2,980,371     2,951,807     2,851,838        0.97           4.51
                                    ------------  ------------  ------------
      Total mortgage..............     5,722,822     5,913,040     5,818,164       (3.22)         (1.64)
  Consumer:
    Installment...................     2,026,441     2,090,752     2,075,065       (3.08)         (2.34)
    Home equity...................       844,256       992,916     1,027,147      (14.97)        (17.81)
    Credit card and other lines of
      credit......................            --       270,097       275,258          nm             nm
                                    ------------  ------------  ------------
      Total consumer..............     2,870,697     3,353,765     3,377,470      (14.40)        (15.00)
  Lease financing.................     1,013,772       874,860       863,745       15.88          17.37
                                    ------------  ------------  ------------
      Total loans in domestic
        offices...................    22,178,768    21,182,177    20,776,996        4.70           6.75
Loans originated in foreign
  branches........................     1,319,077     1,559,231     1,520,728      (15.40)        (13.26)
                                    ------------  ------------  ------------
      Total loans.................  $ 23,497,845  $ 22,741,408  $ 22,297,724        3.33 %         5.38 %
                                    ------------  ------------  ------------
                                    ------------  ------------  ------------

--------------------------

nm = not meaningful

    The Company's lending activities are predominantly domestic, with such loans and leases comprising 94 percent of the portfolio at September 30, 1998. Total loans at September 30, 1998 were $23.5 billion, an increase of $756.4 million, or 3 percent, from December 31, 1997. The increase was primarily attributable to growth in the commercial, financial and industrial loan portfolio, which increased $1.4 billion from December 31, 1997, partly offset by the consumer loan portfolio, which decreased $483.1 million.

    Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are extended principally to major corporations, middle market businesses, and small businesses, with no industry concentration exceeding 10 percent of total commercial, financial and industrial loans. At September 30, 1998 and year-end 1997, the commercial, financial and industrial loan portfolio was $12.2 billion, or 52 percent of total loans, and $10.7 billion, or 47 percent of total loans, respectively. The increase of $1.4 billion, or 13 percent, from year-end 1997 was primarily attributable to continued growth in loans extended to large corporations.

    The construction loan portfolio totaled $420.3 million, or 2 percent of total loans, at September 30, 1998, compared with $293.3 million, or 1 percent of total loans, at December 31, 1997. This growth is primarily attributable to the favorable California real estate market coupled with the continuing improvement in the West Coast economy.

    Mortgage loans were $5.7 billion, or 24 percent of total loans, at September 30, 1998, compared with $5.9 billion, or 26 percent of total loans, at December 31, 1997. The mortgage loan portfolio consists of loans on commercial and industrial projects and loans secured by one to four family residential properties, primarily in California. Despite the sale of $123.0 million in commercial real estate mortgages during the second quarter of 1998, commercial mortgage loans increased $28.6 million from December 31, 1997, primarily attributable to the favorable California real estate market coupled with the continuing improvement in the West Coast economy. Residential mortgage loans decreased $218.8 million due to prepayments arising from the favorable interest rate environment and to sales in the secondary market.

    Consumer loans totaled $2.9 billion, or 12 percent of total loans, at September 30, 1998, compared with $3.4 billion, or 15 percent of total loans, at December 31, 1997. The decrease of $483.1 million was attributable to the sale of the $253.0 million credit card loan portfolio in April 1998, and to a reduction in home equity loans as customers refinanced to take advantage of favorable long-term, fixed rate mortgages.

    Lease financing totaled $1.0 billion, or 4 percent of total loans, at September 30, 1998, compared with $874.9 million, or 4 percent of total loans, at December 31, 1997.

    Loans originated in foreign branches totaled $1.3 billion, or 6 percent of total loans, at September 30, 1998 and $1.6 billion, or 7 percent of total loans, at December 31, 1997.

CROSS-BORDER OUTSTANDINGS

    The Company's cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth the Company's cross-border outstandings as of September 30, 1998, December 31, 1997, and September 30, 1997 for each country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. The Company does not have significant local currency outstandings to the individual countries listed in the following table that are not hedged or are not funded by local currency borrowings.

                                                                                 PUBLIC      CORPORATIONS
                                                                  FINANCIAL      SECTOR        AND OTHER         TOTAL
(DOLLARS IN MILLIONS)                                           INSTITUTIONS    ENTITIES       BORROWERS     OUTSTANDINGS
--------------------------------------------------------------  -------------  -----------  ---------------  -------------
September 30, 1998
Japan.........................................................    $     115     $      --      $     469       $     584
Korea.........................................................          376            --            139             515

December 31, 1997
Japan.........................................................          401            --            438             839
Korea.........................................................          561            10            257             828
Thailand......................................................          320            --             --             320

September 30, 1997
Japan.........................................................          939            --            403           1,342
Korea.........................................................          691            36            293           1,020

    The economic condition and the ability of some countries, to which the Company has cross-border exposure, to manage their external debt obligations have been impacted by the Asian economic crisis which began in the second half of 1997. The impact of the Asian crisis appears to be spreading to other global markets. The Company's exposure in all affected countries continues to be short-term in nature and substantially related to the finance of trade. Although the extent of risk will vary from country to country, and institution to institution, these short-term exposures are characterized by management to be in the low to moderate range.

    Cross-border exposures, other than those referred to in the table above, include total outstandings as of September 30, 1998 of $133 million in Brazil.

    Since Japan is the second largest trading nation in the world, its political, economic and financial markets situation is being closely monitored. The situation in Japan is worsening and the depressed conditions in that country are impacting other areas which are highly dependent on trade relations with it. There is considerable concern that the United States is not immune to the effects of the depressed economic conditions in Japan and to the Asian crisis. Management is monitoring the Company's portfolio accordingly.

    Although management cannot predict the ultimate impact of the global financial crisis on the Company's financial position and results of operations since much depends on the effect of the stabilizing activities already under way, management believes that the continuation of internal supervision, monitoring and portfolio risk management practices will be effective in minimizing the impact over and above that already identified. Increases in nonaccrual loans, together with some related increases in charge-off activity, may occur as events unfold.

ALLOWANCE FOR CREDIT LOSSES

    The allowance for credit losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of risk in the credit and lease portfolio, including commitments to provide financing. The allowance is increased by the provision for credit losses, which is charged against current period operating results, and is decreased by the amount of net loans charged off during the period. In evaluating the adequacy of the allowance for credit losses, management incorporates such factors as collateral value, portfolio composition and concentration, and trends in local, national, and international economic conditions and the related impact on the financial strength of the Company's borrowers. While the allowance is segmented by broad portfolio categories to analyze its adequacy, the allowance is general in nature and is available for the portfolio in its entirety. Although management believes that the allowance for credit losses is adequate as of September 30, 1998, future provisions will be subject to continuing evaluation of risk in the credit and lease portfolio.

    The table below sets forth a reconciliation of changes in the allowance for credit losses.

                                                                    FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                   ----------------------  ----------------------
(DOLLARS IN THOUSANDS)                                                1998        1997        1998        1997
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
Balance, beginning of period.....................................  $  478,133  $  502,114  $  451,692  $  523,946
Loans charged off:
  Commercial, financial and industrial...........................      10,765      22,815      21,966      40,618
  Construction...................................................          --          --           3         120
  Mortgage.......................................................       3,997       1,044       4,992       4,481
  Consumer.......................................................       5,173      12,859      24,206      38,864
  Lease financing................................................         640         824       1,971       2,502
                                                                   ----------  ----------  ----------  ----------
    Total loans charged off......................................      20,575      37,542      53,138      86,585
Recoveries of loans previously charged off:
  Commercial, financial and industrial...........................       3,187       7,289      17,788      18,473
  Construction...................................................          --       2,163           3       9,054
  Mortgage.......................................................       1,048         749       2,705       2,833
  Consumer.......................................................       3,717       3,692      11,389      10,575
  Lease financing................................................          95          81         273         284
                                                                   ----------  ----------  ----------  ----------
    Total recoveries of loans previously charged off.............       8,047      13,974      32,158      41,219
                                                                   ----------  ----------  ----------  ----------
      Net loans charged off......................................      12,528      23,568      20,980      45,366
Provision for credit losses......................................      10,000          --      45,000          --
Transfer of reserve for trading account assets...................      (1,911)         --      (1,911)         --
Foreign translation adjustment and other net additions
  (deductions)...................................................          23         (92)        (84)       (126)
                                                                   ----------  ----------  ----------  ----------
Balance, end of period...........................................  $  473,717  $  478,454  $  473,717  $  478,454
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Allowance for credit losses to total loans.......................        2.02%       2.15%       2.02%       2.15%
Provision for credit losses to net loans charged off.............       79.82          nm      214.49          nm
Net loans charged off to average loans outstanding for the
  period(1)......................................................        0.21        0.42        0.12        0.28

------------------------

(1)  Annualized.

nm = not meaningful

    At September 30, 1998, the Company's allowance for credit losses was $473.7 million, or 2.02 percent of total loans, and 697.2 percent of total nonaccrual loans, compared with an allowance for credit losses at September 30, 1997 of $478.5 million, or 2.15 percent of total loans, and 435.9 percent of total nonaccrual loans.

    During the third quarter of 1998, the Company recorded a $10.0 million provision for credit losses, compared with no provision for credit losses in the third quarter of 1997. This resulted from management's regular quarterly assessment of overall credit quality, loan growth and economic conditions in relation to the level of the allowance for credit losses. Future quarterly provisions will be subject to the same evaluation process.

    During the third quarter of 1998, net loans charged off were $12.5 million, compared with $23.6 million in the third quarter of 1997. Loans charged off in the third quarter of 1998 decreased by $17.0 million, primarily due to a $12.1 million decrease in commercial, financial and industrial loans charged off as portfolio quality improved, and a $7.7 million decrease in consumer loans charged off primarily due to the sale of the credit card portfolio in April of 1998. Recoveries of loans previously charged off decreased by $5.9 million, and the percentage of net loans charged off to average loans decreased from 0.42 percent in the third quarter of 1997 to 0.21 percent in the third quarter of 1998.

    For the nine months ended September 30, 1998, the Company recorded a $45.0 million provision for credit losses, compared with no provision for the nine months ended September 30, 1997. Management considers a range of estimated credit losses inherent in the portfolio when evaluating the adequacy of the allowance for credit losses. Central to this process is the required reserve, an amount calculated by applying historical loss factors to credit exposures. These factors are based on loss experience, adjusted for significant factors that affect the collectibility of the portfolio as of the evaluation date. Additional amounts, which are unallocated, provide a margin of error for the required reserve calculation. At September 30, 1998, the unallocated reserve is also available to cover specific credit risks which are more difficult to quantify. These risks, such as the weak economic indicators in the global markets, the decline in oil prices, the potentially adverse impact on agriculture from "El Nino," and the volatility in the debt and equity markets, add to the uncertainty in estimating credit losses. When determining the need for a credit provision, these factors, as well as the likelihood of loan charge-offs, are used.

    Net loans charged-off were $21.0 million and $45.4 million for the nine months ended September 30, 1998 and 1997, respectively. Loans charged-off in 1998 decreased by $33.4 million primarily due to a $18.7 million decrease in commercial, financial and industrial loans charged-off as portfolio quality improved, and a $14.7 million decrease in consumer loans charged-off primarily due to the sale of the credit card portfolio in April of 1998. Recoveries of loans previously charged-off decreased by $9.1 million, and the percentage of net loans charged-off to average loans decreased from 0.28 to 0.12 percent for the nine months ended September 30, 1997 and 1998, respectively.

    In the third quarter 1998, the Company reclassified a $1.9 million previously established reserve for credit losses related to interest rate derivatives and foreign exchange contracts from the unallocated portion of the allowance for credit losses. The reserve for derivative and foreign exchange contracts is presented as an offset to trading account assets. Future changes in the reserve as a result of changes in the positive replacement cost of those contracts will be provided as an offset to trading gains and losses.

    The Company evaluates its loan portfolio for impairment as defined by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended. At September 30, 1998, total impaired loans were $67.9 million and the associated impairment allowance was $7.5 million, compared with total impaired loans of $108.4 million and an associated impairment allowance of $9.4 million at December 31, 1997.

NONPERFORMING ASSETS

                                                                       SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                     1998           1997          1997
---------------------------------------------------------------------  -------------  ------------  -------------
Commercial, financial and industrial.................................   $    55,407    $   46,392    $    54,087
Construction.........................................................         4,377         4,071          4,579
Mortgage:
  Residential........................................................            --           954          1,133
  Commercial.........................................................         8,163        57,921         49,959
                                                                       -------------  ------------  -------------
    Total mortgage...................................................         8,163        58,875         51,092
                                                                       -------------  ------------  -------------
    Total nonaccrual loans...........................................        67,947       109,338        109,758
Foreclosed assets....................................................        13,452        20,471         23,216
                                                                       -------------  ------------  -------------
    Total nonperforming assets.......................................   $    81,399    $  129,809    $   132,974
                                                                       -------------  ------------  -------------
                                                                       -------------  ------------  -------------
Allowance for credit losses..........................................   $   473,717    $  451,692    $   478,454
                                                                       -------------  ------------  -------------
                                                                       -------------  ------------  -------------
Nonaccrual loans to total loans......................................          0.29%         0.48%          0.49%
Allowance for credit losses to nonaccrual loans......................        697.19        413.12         435.92
Nonperforming assets to total loans and foreclosed assets............          0.35          0.57           0.60
Nonperforming assets to total assets.................................          0.26          0.42           0.43

    At September 30, 1998, nonperforming assets totaled $81.4 million, a decrease of $48.4 million, or 37 percent, from December 31, 1997. The decrease was primarily the result of reductions of $49.8 million in nonaccrual commercial mortgage loans due to a combination of note sales, repayments and restorations to accrual and $7.0 million in foreclosed assets due to sales of individual assets.

    Nonaccrual loans as a percentage of total loans were 0.29 percent at September 30, 1998, compared with 0.48 percent at December 31, 1997. Nonperforming assets as a percentage of total loans and foreclosed assets were
0.35 percent at September 30, 1998, compared with 0.57 percent at December 31, 1997.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

                                                                       SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                     1998           1997          1997
---------------------------------------------------------------------  -------------  ------------  -------------
Commercial, financial and industrial.................................    $   1,403     $      450     $   3,682
Mortgage:
  Residential........................................................        9,223         10,170         9,606
  Commercial.........................................................          370          1,660         2,284
                                                                       -------------  ------------  -------------
    Total mortgage...................................................        9,593         11,830        11,890
Consumer and other...................................................        4,299          7,712        10,010
                                                                       -------------  ------------  -------------
  Total loans 90 days or more past due and still accruing............    $  15,295     $   19,992     $  25,582
                                                                       -------------  ------------  -------------
                                                                       -------------  ------------  -------------

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

    Core deposits provide the Company with a sizable source of relatively stable and low-cost funds. In the third quarter of 1998, lower cost sources of funds, which include noninterest bearing deposits and interest bearing core deposits, funded 63 percent of average earning assets. Most of the remaining funding was provided by short-term borrowing in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, and other borrowings. In the third quarter 1998, the Company increased its Commercial Paper program by $100 million.

REGULATORY CAPITAL

    The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios for the Company.

                                                                                                          MINIMUM
                                                        SEPTEMBER 30,  DECEMBER 31,   SEPTEMBER 30,     REGULATORY
(DOLLARS IN THOUSANDS)                                      1998           1997           1997          REQUIREMENT
------------------------------------------------------  -------------  -------------  -------------  -----------------
CAPITAL COMPONENTS
Tier 1 capital........................................  $   2,876,605  $   2,587,071  $   2,520,589
Tier 2 capital........................................        598,027        601,102        593,865
                                                        -------------  -------------  -------------
Total risk-based capital..............................  $   3,474,632  $   3,188,173  $   3,114,454
                                                        -------------  -------------  -------------
Risk-weighted assets..................................  $  30,176,967  $  28,862,340  $  28,249,379
                                                        -------------  -------------  -------------
                                                        -------------  -------------  -------------
Quarterly average assets..............................  $  30,696,414  $  30,334,507  $  30,037,626
                                                        -------------  -------------  -------------
                                                        -------------  -------------  -------------
CAPITAL RATIOS
Total risk-based capital                                        11.51%         11.05%         11.02%           8.0%
Tier 1 risk-based capital.............................           9.53           8.96           8.92            4.0
Leverage ratio(1).....................................           9.37           8.53           8.39            4.0

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

    Compared with December 31, 1997, the Company's Tier 1 risk-based capital ratio at September 30, 1998 increased 57 basis points to 9.53 percent, the total risk-based capital ratio increased 46 basis points to 11.51 percent, and the leverage ratio increased 84 basis points to 9.37 percent. The increase in the capital ratios was primarily attributable to retained earnings growing faster than both risk-weighted assets and average assets, partly offset by the reduction of $50.0 million in subordinated capital notes.

    As of September 30, 1998, management believes the capital ratios of the Bank met all regulatory minimums of a "well-capitalized" institution.

YEAR 2000

    The Year 2000 problem exists because many computer programs use only the last two digits to refer to a year. This convention could affect date-sensitive calculations that treat "00" as the year 1900, rather than 2000. Another issue is that the year 2000 is a leap year and some programs may not properly provide for February 29, 2000.

    The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete the internal Year 2000 modifications are based on management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. (See details with respect to costs for Year 2000 on page 20). However, there can be no guarantee that these estimates will be achieved and actual results could differ. Moreover, although Management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Company.

    In addition, the Company places a high degree of reliance on computer systems of third parties, such as customers, vendors, and other financial and governmental institutions. Although the Company is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999, would not have a material adverse effect on the Company.

READINESS PREPARATION

    Many of the Company's critical operations are not presently ready to operate normally in the year 2000 and beyond, although preparations are underway to correct this. In 1997, the Company alerted its business customers of the Year 2000 problem and is now assessing the readiness preparations of its major customers and suppliers. Resolution of the Year 2000 problem is among the Company's highest priorities, and a comprehensive program has been established to address its many aspects.

    The Company is preparing for the century change with an enterprise-wide Year 2000 Program. It has identified all of the major application and processing systems, and sought external and internal resources to replace and test the systems. Purchased software, internally developed systems and systems supported by external parties are being tested as part of the program. Customers and vendors which have significant relationships with the Company are being evaluated to determine whether they are adequately preparing for the Year 2000. In addition, contingency plans are being developed to reduce the impact of some potential events that may occur. However, there can be no guarantee that the systems of vendors or customers with which the Company does business will be completed on a timely basis, or that contingency plans will shield operations from failures that may occur.

    The Company's Year 2000 program is comprised of numerous individual projects which address the following broad areas: data processing systems, telecommunications and data networks, building facilities and security systems, vendor risk, customer risk, contingency planning, and communications. There are over 2,000 individual projects identified. The projects vary in size, importance and materiality: from large undertakings, such as remediating complicated data systems and organizing the process of assessing the readiness of customers, to smaller, but still important, projects such as installing compliant computer utility systems or assuring that processor-controlled systems in individual buildings will perform properly. The program continues to evolve as new projects are identified to keep up with increased understanding of Year 2000 implications and evolving external requirements. Virtually all of the projects currently identified have begun, while more than a third have been completed.

    Projects are assigned a priority indicating the importance of the function to the Company's continuing operation. This prioritization facilitates reporting on projects based on their relative importance. The Company has prioritized projects as Critical and Non-Critical. Critical projects are further prioritized as Mission Critical and Other Critical. Mission Critical projects are defined as:

    - systems vital to the continuance of a broad core business activity;

    - functions, the interruption of which for longer than 3 days would threaten the viability of the Company;

    - functions that provide the environment and infrastructure necessary to continue the broad core business activities.

    Other Critical projects are defined as:

    - other customer and accounting systems;

    - functions supporting delivery of information and service to customers;

    - administrative systems, the interruption of which for longer than 2 weeks would cause severe business impact;

    - functions that provide the environment and infrastructure necessary for delivery of the above systems and functions.

    The Company plans to complete all projects currently identified prior to the year 2000, with special emphasis placed on those prioritized as Mission Critical or Other Critical. Failure to complete an Other Critical project would not necessarily have a material adverse effect on the Company.

    The most important projects are the Mission Critical application systems upon which the Company relies for its principal business functions. Most of these systems have been renovated. The Company expects to have all of these systems renovated by December 31, 1998, and tested by March 30, 1999. The following table presents actual and estimated progress with Mission Critical projects.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

    ACTUAL
June 1998              10%
September 1998         38%
ESTIMATED
December 1998          95%
March 1999            100%

    In addition to testing individual systems, the Company also plans to conduct integrated contingency testing of its Mission Critical and many other systems during 1999 in a separate computer environment where machine dates will be set forward in order to identify and correct problems which might not otherwise become evident until the actual end of the century.

    The Company does not significantly rely on embedded technology in its critical processes. Embedded technology does control some building security and operations such as power management, ventilation, and elevator control. All building facilities are presently being evaluated, and we expect for all systems using embedded technology to be confirmed as Year 2000 ready by June 1999.

    The Company is reliant on vendors and customers, and Year 2000 issues with both groups are being addressed. Over 300 vendors, upon whom there is significant reliance, have been identified and inquiries have been made regarding their Year 2000 readiness plans and status. Written risk assessments are being completed on each and appropriate measures to minimize risk will be undertaken with those vendors that appear to pose a significant risk. Risk assessments of the critical vendors are scheduled to be completed by December 1998, and replacements effected where necessary by June 1999. The Company, however, has no viable alternatives for some suppliers, such as power distribution and local telephone companies. These companies are still being evaluated and the results will be used as information for contingency planning. As with all financial institutions, the Company places a high degree of reliance on the systems of other institutions, including governmental agencies, to settle transactions. Principal settlement methods associated with major payment systems will be tested as part of their associated system projects.

    The Company is also reliant on its customers to make necessary preparations for the year 2000 so that their business operations will not be interrupted, thus threatening their ability to honor their financial commitments. Over 2,500 borrowers, capital market counterparties, funding sources, and large depositors (collectively referred to as "customers") have been identified as having financial volumes sufficiently large to warrant inquiry and assessment of their Year 2000 preparation. The financial volumes included, among other components, loans and unused commitments, collected deposit balances, Automated Clearing House, foreign exchange, and derivatives. At September 30, 1998, inquiries and initial written assessments had been completed for 90% of the identified financial volumes. Assessments for the remaining 10% continue.

    In the initial assessments, customers were classified as representing low, medium and high risks. Approximately 80% were classified as low risk, 18% as medium risk and 2% as high risk. High risk customers include those which failed to respond to the inquiry or which appear to pose a high degree of risk of not being ready for Year 2000.

    The population of customers with loans and unused commitments outstanding ("borrowers") pose the highest level of concern for any lender. As of September 30, 1998, the assessment of these borrowers resulted in the following assignments of risk: 79% low risk, 19% medium risk and 2% high risk.

    Ongoing assessments will be made for all levels of risk. Customers with low risk will be reassessed semi-annually, while customers with medium and high risk will be reassessed quarterly. Risk mitigation plans will be developed for customers with high risk. The risk mitigation plan will evaluate whether Year 2000 issues will materially affect the customer's cash flow, asset account values related to its balance sheet, and/or collateral pledged to the Company. The risk mitigation plan utilizes the normal credit process that the Company employs to manage credit risk and requires the concurrence of a credit administrator.

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

    The only risk largely under the Company's control is preparing its internal operations for the Year 2000. The Company, like other financial institutions, is heavily dependent on its computer systems. The complexity of these systems and their interdependence make it impractical to convert to alternative systems without interruptions in the event necessary modifications are not completed on schedule. Management believes it will be able to make the necessary modifications on schedule.

    Failure of third parties may jeopardize Company operations, but how seriously depends on the nature and duration of such failures. The most serious impact on Company operations from vendors would result if basic services such as telecommunications, electric power suppliers, and services provided by other financial institutions and governmental agencies were disrupted. Significant public disclosure of the state of readiness among basic infrastructure and other suppliers has not generally been available. Although the Company's inquiries are underway, the Company does not yet have the information to estimate the likelihood of significant disruptions among its suppliers.

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

PROGRAM ASSESSMENT

    The Internal Audit Division and the National Bank Examiners regularly assess the Company's year 2000 preparations. In addition, a leading information technology consulting and services firm was engaged to conduct a third party review of the Company's Year 2000 Program. Management is considering the recommendations provided by the firm to further enhance the Year 2000 Program.

CONTINGENCY PLANS

    The Company is developing Year 2000 remediation contingency plans and business resumption contingency plans specific to the Year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears in jeopardy of failing to deliver a Year 2000-ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions cannot be carried out in the normal manner upon entering the next century due to system or supplier failure.

    The Company's contingency planning strategy is a four-phase process:
Organizational Planning Guidelines, Business Impact Analysis, Plan Development for Individual Operating Units and Validation of Plans. The first two phases have been completed. The Company identified the following system-wide areas of concern, assigned to each a level of potential risk and a probability of occurrence and determined whether a contingency plan was warranted.

    The areas of concern are as follows:

    - Global telecommunications and network

    - Enterprise information systems

    - Operational disruptions

    - Vendors and service providers

    The level of potential risk was rated as high, moderate or low and the probability of occurrence was rated as high, moderate or low. Those areas with a low or moderate level of potential risk and a low probability of occurrence do not require a contingency plan. For any other combination, the development of a contingency plan is required. The development of the plans and their validation are expected to be completed by June 1999.

OTHER RELATED DISCLOSURES

    Certain of the Company's subsidiaries are registered investment advisers or broker-dealers that make publicly available separate Year 2000 reports. Additional Company Year 2000 information may be found in those reports.

EURO CONVERSION

    On January 1, 1999, 11 European countries who have joined the Economic and Monetary Union (EMU) will be transitioning into a single currency (the Euro) and a single central bank--the European Central Bank (ECB). On that date, the exchange rates of the national currencies of the 11 countries will be fixed and all financial transactions will be settled in Euros.

    The Company has completed its analysis of the bank-wide impact and has created a project plan in anticipation of the Euro conversion and expects to be fully operational to settle transactions in the Euro by January 1, 1999.

ITEM 3. MARKET RISK

    The Company's exposure to market risk has not substantially changed since December 31, 1997 and is more fully discussed in Item 7A. of the December 31, 1997 Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits Index:

   NO.                                   DESCRIPTION
---------  ------------------------------------------------------------------------
     10.4  Richard C. Hartnack Employment Agreement (Dated August 11, 1998)
     10.5  Robert M. Walker Employment Agreement (Dated July 7, 1998)
     10.6  Agreement with The Bank of Tokyo-Mitsubishi, LTD. (July 22, 1998)
       27  Financial Data Schedule

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

                                UNIONBANCAL CORPORATION
                                         (Registrant)

                                By              /s/ DAVID I. MATSON
                                     -----------------------------------------
                                                  David I. Matson
                                            CHIEF FINANCIAL OFFICER AND
                                              EXECUTIVE VICE PRESIDENT

                                By             /s/ DAVID A. ANDERSON
                                     -----------------------------------------
                                                 David A. Anderson
                                        SENIOR VICE PRESIDENT AND CONTROLLER

                                Dated: November 16, 1998