Form 10-K/A
period 1997-12-31
UNIONBANCAL CORP
filed 1998-11-19
CIK 1011659

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

                           __X__ Yes       ______ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of October 31, 1998, the aggregate market value of voting stock held by nonaffiliates of the registrant was $995,421,730. The aggregate market value was computed by reference to the last sales price of such stock.

As of October 31, 1998, the number of shares outstanding of the registrant's common stock was 58,403,188.

                            DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------------------
LOCATION IN FORM 10-K                          INCORPORATED DOCUMENT
---------------------------------------------  ---------------------------------------------
Part III                                       Portions of the Proxy Statement for the May
                                               27, 1998 Annual Meeting of Shareholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                               INDEX

                                               PART I                                      PAGE
                                                                                      ---------
                                                                                              2
ITEM 1.         BUSINESS
                                                                                              2
                General
                                                                                              2
                Banking
                                                                                              3
                Subsidiaries
                                                                                              3
                Employees
                                                                                              3
                Competition
                                                                                              4
                Monetary Policy
                                                                                              4
                Supervision and Regulation

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

ITEM 7.A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                          8, F-25
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

    On August 10, 1998, UNBC and its consolidated subsidiaries (the Company) exchanged 3.4 million shares of its common stock for 2.4 million shares of Union Bank of California, N.A. (the Bank) common stock owned directly by the Bank of Tokyo-Mitsubishi, Ltd. (BTM). This share exchange provides the Company with a 100 percent ownership interest in the Bank. In addition, it increases BTM's ownership percentage of the Company to 82 percent from 81 percent.

    The exchange of shares was accounted for as a reorganization of entities under common control. Accordingly, amounts previously reported as Parent Direct Interest in Bank Subsidiary, including the proportionate share of net income, dividends, and other comprehensive income have been reclassified to combine them with the corresponding amounts attributable to the Company's common shareholders for all periods presented.

    At December 31, 1997, the Company was the third largest bank holding company in California and among the thirty largest in the United States, based on total assets of $30.6 billion. UNBC is 82 percent owned by BTM and 18 percent owned by other shareholders. UNBC's principal subsidiary, the Bank, is wholly owned by UNBC.

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

    The Bank and most of its subsidiaries are regulated by the Office of the Comptroller of the Currency (OCC). The Company's subsidiaries are also subject to extensive regulation, supervision and examination by various federal and state regulatory agencies. In addition, the Bank and its subsidiaries are subject to certain restrictions under the Federal Reserve Act, including restrictions on affiliate transactions. Dividends payable by the Bank to the Company are subject to a formula imposed by the OCC unless express approval is given to deviate from the formula. For more information regarding restrictions on loans and dividends by the Bank to its affiliates and on transactions with affiliates, see Notes 15 and 20 to the Consolidated Financial Statements included in this Form 10-K/A.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's common stock is traded on the Nasdaq National Market under the symbol UNBC. As of October 31, 1998, the Company's common stock was held of record by approximately 2,255 shareholders, and approximately 82 percent of the Company's common stock was held by BTM. During 1997 and 1996, the average daily trading volume of the Company's common stock was approximately 34,970 shares and 35,633 shares, respectively. At December 31, 1997, 1996 and 1995, the Company's common stock closed at $107.50 per share, $53.00 per share and $54.25 per share, respectively. The following table presents stock quotations for each quarterly period for the two years ended December 31, 1997.

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

    See page F-1 of this Form 10-K/A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See pages F-1 through F-28 of this Form 10-K/A.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See pages F-25 through F-28 of this Form 10-K/A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See pages F-29 through F-76 of this Form 10-K/A.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

    The Consolidated Financial Statements of the Company, the Management Statement, and the independent auditors' reports are set forth on pages F-30 through F-76. (See index on page F-29).

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

(a)(3) EXHIBITS

                                                                                                   INCORPORATED BY REFERENCE TO
                                                                                                          REPORT ON FORM
                                                                                                 ---------------------------------
                                                                                                   10-K
   NO.                                 DESCRIPTION                              FILED HEREWITH     DATED    8-K DATED  EXHIBIT NO.
---------  -------------------------------------------------------------------  ---------------  ---------  ---------  -----------
      3.1  Restated Articles of Incorporation of the Registrant, as amended                                    4-1-96         3.1
      3.2  By-laws of the Registrant, as amended                                                               4-1-96         3.2
    4.1.a  Certificate of Determination of the Preferred Stock of the                              3-27-98                  4.1.a
           Registrant, as amended
     10.1  Management Stock Plan. (As restated effective June 1, 1997)*                            3-27-98                   10.1
     10.2  Union Bank of California Deferred Compensation Plan. (January 1,                        3-28-97                   10.2
           1997, Restatement, as amended November 21, 1996)*
     10.3  Union Bank of California Senior Management Bonus Plan. (Effective                       3-27-98                   10.3
           January 1, 1997)*
     10.4  Richard C. Hartnack Employment Agreement (Effective June 4, 1991)                                   4-1-96        10.6
           and Amendment to Employment Agreement. (Dated February 24, 1992)*
     10.5  Robert M. Walker Employment Agreement. (Effective July 1, 1992)*                                    4-1-96        10.7
     10.6  Union Bank of California Supplemental Executive Retirement Plan.                        3-27-98                   10.6
           (Effective January 1, 1988) (Amended and restated as of January 1,
           1997)*
     10.7  Union Bank Executive Wellness Plan. (Effective January 1, 1994)*                                    4-1-96       10.12
     10.8  Union Bank Financial Services Reimbursement Program. (Effective                                     4-1-96       10.14
           January 1, 1996)*
     10.9  Performance Share Plan. (Effective January 1, 1997)*                                    3-27-98                   10.9
    10.10  Service Agreement Between Union Bank of California and The Bank of                      3-27-98                  10.10
           Tokyo-Mitsubishi, LTD. (Effective October 1, 1997)*
     12.1  Computation of Ratio of Earnings to Combined Fixed Charges and                          3-27-98                   12.1
           Preferred Stock Dividend Requirements
     21.1  Subsidiaries of the Registrant                                                          3-28-97                   21.1
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

(b) REPORTS ON FORM 8-K

    None

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

                                                              AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)          1997         1996         1995         1994         1993
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
RESULTS OF OPERATIONS:
  Net interest income (taxable-equivalent)(1).....  $ 1,237,010  $ 1,175,302  $ 1,152,777  $ 1,007,789  $   986,411
  Provision for credit losses.....................      --            40,000       53,250       73,000      151,000
  Noninterest income..............................      463,001      418,676      395,319      359,831      405,965
  Noninterest expense(2)..........................    1,044,665    1,134,904      978,101    1,036,349    1,055,020
                                                    -----------  -----------  -----------  -----------  -----------
  Income before income taxes and cumulative effect
    of accounting change(1).......................      655,346      419,074      516,745      258,271      186,356
  Taxable-equivalent adjustment...................        5,328        6,724       10,444       12,566       14,734
  Income tax expense..............................      238,722      162,892      193,359      120,356       63,966
                                                    -----------  -----------  -----------  -----------  -----------
  Income before cumulative effect of accounting
    change........................................      411,296      249,458      312,942      125,349      107,656
  Cumulative effect of accounting change(3).......      --           --           --           --           192,793
                                                    -----------  -----------  -----------  -----------  -----------
  Net income......................................  $   411,296  $   249,458  $   312,942  $   125,349  $   300,449
                                                    -----------  -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------  -----------
NET INCOME APPLICABLE TO COMMON STOCK(4)..........  $   403,696  $   238,152  $   301,637  $   114,045  $   289,174
                                                    -----------  -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------  -----------
PER COMMON SHARE:
  Net income-basic(4)(5)..........................         6.93         4.10         5.21         2.00         5.20
  Net income-diluted(4)(5)........................         6.91         4.09         5.20         2.00         5.20
  Pro forma earnings (basic), excluding after-tax
    merger and integration expense and cumulative
    effect of accounting change(2)(4)(5)..........         6.99         5.33         5.21         2.00         1.73
  Pro forma earnings (diluted), excluding
    after-tax merger and integration expense and
    cumulative effect of accounting
    change(2)(4)(5)...............................         6.97         5.32         5.20         2.00         1.73
  Pro forma net income (basic), to reflect 3 for 1
    stock split(6)................................         2.31         1.37         1.74         0.67         1.73
  Pro forma net income (diluted), to reflect 3 for
    1 stock split(6)..............................         2.30         1.36         1.73         0.67         1.73
  Dividends(7)....................................         1.54         1.40         1.40         1.40         1.40
  Book value (end of period)(4)...................        45.95        40.58        40.46        35.65        34.92
  Common shares outstanding (end of period)(4)....   58,305,891   58,152,534   58,060,164   57,347,872   56,663,276
  Weighted average common shares
    outstanding-basic(3)(4).......................   58,227,779   58,130,349   57,935,433   57,029,770   55,619,055
  Weighted average common shares
    outstanding-diluted(3)(4).....................   58,396,359   58,261,188   58,033,080   57,049,910   55,639,085
  Pro forma weighted average common shares
    outstanding-basic, restated to reflect 3 for 1
    stock split(6)................................  174,683,338  174,391,048  173,806,300  171,089,311  166,857,166
  Pro forma weighted average common shares
    outstanding-diluted, restated to reflect 3 for
    1 stock split(6)..............................  175,189,078  174,783,565  174,099,241  171,149,731  166,917,256
BALANCE SHEET (END OF PERIOD):
  Total assets....................................  $30,585,265  $29,234,059  $27,546,859  $24,569,042  $24,005,530
  Total loans.....................................   22,741,408   21,049,787   20,431,683   18,065,650   17,759,181
  Nonperforming assets............................      129,809      156,784      246,871      421,227    1,193,450
  Total deposits..................................   23,296,374   21,532,960   19,655,043   17,409,737   16,978,347
  Subordinated capital notes......................      348,000      382,000      501,369      655,859      725,859
  Preferred stock.................................      --           135,000      135,000      135,000      135,000
  Common equity(4)................................    2,679,299    2,359,933    2,349,092    2,044,202    1,978,455
BALANCE SHEET (PERIOD AVERAGE):
  Total assets....................................  $29,692,992  $27,899,734  $25,564,843  $23,692,560  $23,926,924
  Total loans.....................................   21,855,911   20,727,577   18,974,540   17,616,002   18,219,288
  Earning assets..................................   26,291,822   24,717,326   22,849,129   21,046,600   21,176,396
  Total deposits..................................   22,067,155   20,101,544   17,969,972   16,826,443   17,160,129
  Common equity(4)................................    2,514,610    2,325,437    2,197,476    1,980,577    1,917,530
FINANCIAL RATIOS:
  Return on average assets........................         1.39%        0.89%        1.22%        0.53%        1.26%
  Pro forma return on average assets, excluding
    after-tax merger and integration expense and
    cumulative effect of accounting change(2).....         1.40         1.15         1.22         0.53         0.45
  Return on average common equity(4)..............        16.05        10.24        13.73         5.76        15.08
  Pro forma return on average common equity,
    excluding after-tax merger and integration
    expense and cumulative effect of accounting
    change(2)(4)..................................        16.20        13.33        13.73         5.76         5.03
  Efficiency ratio(8).............................        61.53        71.02        63.39        70.39        66.92
  Pro forma efficiency ratio, excluding merger and
    integration expense(2)(8).....................        61.17        63.65        63.39        70.39        66.92
  Net interest margin(1)..........................         4.70         4.75         5.05         4.79         4.66
  Tier 1 risk-based capital ratio.................         8.96         9.08         9.35         9.24         8.88
  Total risk-based capital ratio..................        11.05        11.17        11.70        12.03        12.07
  Leverage ratio..................................         8.53         8.41         8.70         8.67         8.26
  Allowance for credit losses to total loans......         1.99         2.49         2.72         3.12         3.90
  Allowance for credit losses to nonaccrual
    loans.........................................       413.12       408.48       266.56       161.08        84.82
  Net loans charged off to average total loans....         0.33         0.34         0.32         1.15         1.37
  Nonperforming assets to total loans, real estate
    ventures and foreclosed assets................         0.57         0.74         1.21         2.32         6.58
  Nonperforming assets to total assets............         0.42         0.54         0.90         1.71         4.97

-----------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) Merger and integration expense was $6 million and $117 million in 1997 and 1996, respectively. See page F-2 "Merger Accounting" for a description of merger accounting and pro forma earnings presentation. After-tax merger and integration expense was $4 million and $72 million in 1997 and 1996, respectively.
(3) 1993 net income includes the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Both 1993 basic and diluted earnings per share for income before cumulative effect of accounting change were $1.73 and $0.58 per pro forma share when adjusted to reflect the 3 for 1 stock split declaration.
(4) All periods have been restated to give retroactive effect to the exchange on August 10, 1998 of 3.4 million shares of the Company's common stock for the Bank of Tokyo-Mitsubishi, Ltd's direct ownership interest in Union Bank of California.
(5) Basic and diluted earnings per share above are calculated according to SFAS No. 128, "Earnings per Share"; 1996 and prior periods have been restated.
(6) See Note 23 of accompanying notes to Consolidated Financial Statements for information on stock split declaration.
(7) Dividends per share reflect dividends declared on the Company's common stock outstanding as of the declaration date. Amounts prior to the merger are based on Union Bank only and do not include the dividend of $145 million paid to The Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.
(8) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(1.3) million, $2.9 million, $(3.2) million, $73.7 million, and $123.3 million for 1997 through 1993, respectively.

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

MERGER ACCOUNTING

    The combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A., was completed on April 1, 1996, (the Merger) resulting in UnionBanCal Corporation (UNBC) and its banking subsidiary, Union Bank of California, N.A. (the Bank). The combination was accounted for as a reorganization of entities under common control (similar to a pooling of interests). Accordingly, all historical financial information has been restated as if the combination had been in effect for all periods presented.

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

    On August 10, 1998, UNBC and its consolidated subsidiaries (the Company) exchanged 3.4 million shares of its common stock for the 2.4 million shares of the Bank's common stock owned directly by the Bank of Tokyo-Mitsubishi, Ltd.
(BTM). This share exchange provides the Company with a 100 percent ownership interest in the Bank. In addition, it increases BTM's ownership percentage of the Company to 82 percent from 81 percent.

    The exchange of shares was accounted for as a reorganization of entities under common control. Accordingly, amounts previously reported as Parent Direct Interest in Bank Subsidiary, including the proportionate share of net income, dividends, and other comprehensive income have been reclassified to combine them with the corresponding amounts attributable to the Company's common shareholders for all periods presented.

OVERVIEW

    Net income in 1997 was $411 million, including $4 million (after-tax) of merger and integration related expense. Net income in 1996 was $249 million, including $72 million (after-tax) of merger and integration related expense. Net income applicable to common stock was $404 million, or $6.91 per diluted common share, in 1997 compared with $238 million, or $4.09 per diluted common share, in 1996. Excluding after-tax merger and integration expense, pro forma earnings for 1997 were $415 million, an increase of 29 percent from $321 million a year earlier. Pro forma earnings applicable to common stock were $407 million, or $6.97 per diluted common share, in 1997 compared with $310 million, or $5.32 per diluted common share, in 1996. This increase of 31 percent over the comparable figures for 1996 was due to a 5 percent increase in net interest income, an 11 percent increase in noninterest income, a decrease in the effective income tax rate, and a $40 million reduction in the provision for credit losses, partially offset by a 2 percent increase in noninterest expense (excluding merger and integration expense). Other highlights for 1997 include:

    - Net interest income, on a taxable-equivalent basis, was $1,237 million in 1997, an increase of $62 million, or 5 percent, over 1996 primarily due to a $1.6 billion, or 6 percent, increase in average earning assets, resulting primarily from a $1.1 billion, or 5 percent, increase in average loans and largely funded by an $851 million, or 13 percent, increase in average demand deposits. Partially offsetting the positive impact of the growth in earning assets and demand deposits on net interest income was a 5 basis point decline in the net interest margin to 4.70%. The decline in net interest margin was primarily due to a 14 basis point decrease in the spread between the average yield on earning assets and the average rate paid on interest bearing liabilities.

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

    - The return on average assets for 1997 increased to 1.39% compared to 0.89% for 1996. Excluding the after-tax effect of merger and integration expense, the pro forma return on average assets was 1.40% for 1997 compared to 1.15% for 1996. The return on average common equity for 1997 was 16.05% compared to 10.24% for 1996. Excluding the after-tax effect of merger and integration expense, the pro forma return on average common equity was 16.20% for 1997 compared to 13.33% for 1996.

    - Total loans at December 31, 1997 were $22.7 billion, an increase of $1.7 billion, or 8 percent, over year-end 1996, primarily from growth in the commercial, financial and industrial loan portfolio.

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

NET INTEREST INCOME

    The table below shows the major components of net interest income and net interest margin.

                                                                           YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------------------------------
                                                                 1997                                    1996
                                                --------------------------------------  ---------------------------------------

                                                               INTEREST      AVERAGE                   INTEREST      AVERAGE
                                                  AVERAGE       INCOME/      YIELD/       AVERAGE       INCOME/       YIELD/
(DOLLARS IN THOUSANDS)                            BALANCE     EXPENSE(1)     RATE(1)      BALANCE     EXPENSE(1)     RATE(1)
----------------------------------------------  ------------  -----------  -----------  ------------  -----------  ------------
ASSETS
Loans: (2)
  Domestic....................................  $ 20,332,494  $ 1,672,006       8.22%   $ 19,328,752  $ 1,604,799        8.30%
  Foreign(3)..................................     1,523,417       92,420       6.07       1,398,825       84,693        6.05
Securities--taxable(4)........................     2,521,339      158,950       6.30       2,138,282      133,170        6.23
Securities--tax-exempt(4).....................       124,174       12,669      10.20         151,970       15,451       10.17
Interest bearing deposits in banks............       968,966       56,748       5.86         911,575       52,709        5.78
Federal funds sold and securities purchased
  under resale agreements.....................       466,321       26,079       5.59         547,547       30,246        5.52
Trading account assets........................       355,111       19,917       5.61         240,375       12,960        5.39
                                                ------------  -----------               ------------  -----------
    Total earning assets......................    26,291,822    2,038,789       7.75      24,717,326    1,934,028        7.82
                                                              -----------                             -----------
Allowance for credit losses...................      (503,126)                               (544,806)
Cash and due from banks.......................     2,006,038                               1,926,050
Premises and equipment, net...................       411,302                                 425,943
Other assets..................................     1,486,956                               1,375,221
                                                ------------                            ------------
    Total assets..............................  $ 29,692,992                            $ 27,899,734
                                                ------------                            ------------
                                                ------------                            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Domestic deposits:
  Interest bearing............................  $  5,340,661      151,768       2.84    $  5,001,060      135,821        2.72
  Savings and consumer time...................     2,970,370      112,808       3.80       2,837,198      105,350        3.71
  Large time..................................     4,652,293      256,007       5.50       4,095,222      218,959        5.35
Foreign deposits(3)...........................     1,589,303       75,398       4.74       1,504,067       71,437        4.75
                                                ------------  -----------               ------------  -----------
    Total interest bearing deposits...........    14,552,627      595,981       4.10      13,437,547      531,567        3.96
                                                ------------  -----------               ------------  -----------
Federal funds purchased and securities sold
  under repurchase agreements.................     1,097,707       58,544       5.33         933,433       47,095        5.05
Subordinated capital notes....................       354,575       22,850       6.44         458,966       30,104        6.56
Commercial paper..............................     1,637,070       89,912       5.49       1,620,087       87,411        5.40
Other borrowed funds..........................       635,900       34,492       5.42       1,119,051       62,549        5.59
                                                ------------  -----------               ------------  -----------
    Total borrowed funds......................     3,725,252      205,798       5.52       4,131,537      227,159        5.50
                                                ------------  -----------               ------------  -----------
    Total interest bearing liabilities........    18,277,879      801,779       4.39      17,569,084      758,726        4.32
                                                              -----------                             -----------
Demand deposits...............................     7,514,528                               6,663,997
Other liabilities.............................     1,295,728                               1,206,216
                                                ------------                            ------------
    Total liabilities.........................    27,088,135                              25,439,297
SHAREHOLDERS' EQUITY
Preferred stock...............................        90,247                                 135,000
Common equity(5)..............................     2,514,610                               2,325,437
                                                ------------                            ------------
    Total shareholders' equity................     2,604,857                               2,460,437
                                                ------------                            ------------
    Total liabilities and shareholders'
      equity..................................  $ 29,692,992                            $ 27,899,734
                                                ------------                            ------------
                                                ------------                            ------------
Net interest income/margin (taxable-equivalent
  basis)......................................                  1,237,010       4.70%                   1,175,302        4.75%
Less: taxable-equivalent adjustment...........                      5,328                                   6,724
                                                              -----------                             -----------
    Net interest income.......................                $ 1,231,682                             $ 1,168,578
                                                              -----------                             -----------
                                                              -----------                             -----------


                                                                 1995
                                                ---------------------------------------
                                                               INTEREST      AVERAGE
                                                  AVERAGE       INCOME/       YIELD/
(DOLLARS IN THOUSANDS)                            BALANCE     EXPENSE(1)     RATE(1)
----------------------------------------------  ------------  -----------  ------------
ASSETS
Loans: (2)
  Domestic....................................  $ 17,783,993  $ 1,540,694        8.66%
  Foreign(3)..................................     1,190,547       76,723        6.44
Securities--taxable(4)........................     2,055,504      120,210        5.85
Securities--tax-exempt(4).....................       185,934       18,984       10.21
Interest bearing deposits in banks............       930,999       58,201        6.25
Federal funds sold and securities purchased
  under resale agreements.....................       368,684       22,247        6.03
Trading account assets........................       333,468       20,578        6.17
                                                ------------  -----------
    Total earning assets......................    22,849,129    1,857,637        8.13
                                                              -----------
Allowance for credit losses...................      (573,648)
Cash and due from banks.......................     1,617,715
Premises and equipment, net...................       411,794
Other assets..................................     1,259,853
                                                ------------
    Total assets..............................  $ 25,564,843
                                                ------------
                                                ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Domestic deposits:
  Interest bearing............................  $  4,955,750      129,860        2.62
  Savings and consumer time...................     2,738,588       99,215        3.62
  Large time..................................     2,474,685      128,974        5.21
Foreign deposits(3)...........................     1,806,820       96,109        5.32
                                                ------------  -----------
    Total interest bearing deposits...........    11,975,843      454,158        3.79
                                                ------------  -----------
Federal funds purchased and securities sold
  under repurchase agreements.................     1,384,762       78,908        5.70
Subordinated capital notes....................       615,868       42,538        6.91
Commercial paper..............................     1,448,739       86,695        5.98
Other borrowed funds..........................       731,759       42,561        5.82
                                                ------------  -----------
    Total borrowed funds......................     4,181,128      250,702        6.00
                                                ------------  -----------
    Total interest bearing liabilities........    16,156,971      704,860        4.36
                                                              -----------
Demand deposits...............................     5,994,129
Other liabilities.............................     1,081,267
                                                ------------
    Total liabilities.........................    23,232,367
SHAREHOLDERS' EQUITY
Preferred stock...............................       135,000
Common equity(5)..............................     2,197,476
                                                ------------
    Total shareholders' equity................     2,332,476
                                                ------------
    Total liabilities and shareholders'
      equity..................................  $ 25,564,843
                                                ------------
                                                ------------
Net interest income/margin (taxable-equivalent
  basis)......................................                  1,152,777        5.05%
Less: taxable-equivalent adjustment...........                     10,444
                                                              -----------
    Net interest income.......................                $ 1,142,333
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

(5)  Amounts restated to give retroactive effect to the exchange referred to in
    Note 1 of the accompanying notes to Consolidated Financial Statements.

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

    Excluding the provision for credit losses, net interest income on a taxable-equivalent basis was $1,237 million in 1997, compared with $1,175 million in 1996. The increase of $62 million, or 5 percent, was primarily attributable to a $1.6 billion, or 6 percent, increase in average earning assets largely funded by an $851 million, or 13 percent, increase in average demand deposits. Partially offsetting the positive impact of the growth in earning assets and demand deposits on net interest income was a 5 basis point decline in the net interest margin to 4.70%, primarily as a result of both a 14 basis point increase in the cost of interest bearing deposits due to a 25 basis point increase in the Federal Funds rate in March 1997, and a decrease in the average yield on domestic loans of 8 basis points.

    Average earning assets were $26.3 billion in 1997 compared with $24.7 billion in 1996. This growth was primarily attributable to a $1.1 billion, or 5 percent, increase in average loans and a $355 million, or 16 percent, increase in average securities. Average commercial, financial and industrial loans, which increased $582 million, and average commercial mortgage loans, which increased $437 million, contributed most of the loan growth. See "Loans" at F-11 for additional commentary on loan portfolio growth. The increase in primarily fixed rate securities reflected interest rate risk management actions to reduce the Company's exposure to declines in interest rates.

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

                                                                   YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                                     1997 VERSUS 1996                   1996 VERSUS 1995
                                             --------------------------------  ----------------------------------

                                                INCREASE (DECREASE) DUE TO     INCREASE (DECREASE) DUE TO CHANGE
                                                        CHANGE IN                              IN
                                             --------------------------------  ----------------------------------
                                              AVERAGE     AVERAGE      NET      AVERAGE     AVERAGE
(DOLLARS IN THOUSANDS)                         VOLUME      RATE      CHANGE      VOLUME       RATE     NET CHANGE
-------------------------------------------  ----------  ---------  ---------  ----------  ----------  ----------
CHANGES IN INTEREST INCOME:
Loans:
  Domestic.................................  $   83,311  $ (16,104) $  67,207  $  133,776  $  (69,671) $   64,105
  Foreign(1)...............................       7,538        189      7,727      13,413      (5,443)      7,970
Securities--taxable........................      23,856      1,924     25,780       4,843       8,117      12,960
Securities--tax-exempt                           (2,826)        44     (2,782)     (3,468)        (65)     (3,533)
Interest bearing deposits in banks.........       3,317        722      4,039      (1,214)     (4,278)     (5,492)
Federal funds sold and securities purchased
 under resale agreements...................      (4,484)       317     (4,167)     10,785      (2,786)      7,999
Trading account assets.....................       6,184        773      6,957      (5,744)     (1,874)     (7,618)
                                             ----------  ---------  ---------  ----------  ----------  ----------
    Total earning assets...................     116,896    (12,135)   104,761     152,391     (76,000)     76,391
                                             ----------  ---------  ---------  ----------  ----------  ----------
CHANGES IN INTEREST EXPENSE:
Domestic deposits:
  Interest bearing.........................       9,237      6,710     15,947       1,187       4,774       5,961
  Savings and consumer time................       4,941      2,517      7,458       3,572       2,563       6,135
  Large time...............................      29,803      7,245     37,048      84,458       5,527      89,985
Foreign deposits(1)........................       4,049        (88)     3,961     (16,104)     (8,568)    (24,672)
                                             ----------  ---------  ---------  ----------  ----------  ----------
    Total interest bearing deposits........      48,030     16,384     64,414      73,113       4,296      77,409
                                             ----------  ---------  ---------  ----------  ----------  ----------
Federal funds purchased and securities sold
 under repurchase agreements...............       8,296      3,153     11,449     (25,718)     (6,095)    (31,813)
Subordinated capital notes.................      (6,848)      (406)    (7,254)    (10,837)     (1,597)    (12,434)
Commercial paper...........................         916      1,585      2,501      10,254      (9,538)        716
Other borrowed funds.......................     (27,006)    (1,051)   (28,057)     22,526      (2,538)     19,988
                                             ----------  ---------  ---------  ----------  ----------  ----------
    Total borrowed funds...................     (24,642)     3,281    (21,361)     (3,775)    (19,768)    (23,543)
                                             ----------  ---------  ---------  ----------  ----------  ----------
    Total interest bearing liabilities.....      23,388     19,665     43,053      69,338     (15,472)     53,866
                                             ----------  ---------  ---------  ----------  ----------  ----------
    Changes in net interest income.........  $   93,508  $ (31,800) $  61,708  $   83,053  $  (60,528) $   22,525
                                             ----------  ---------  ---------  ----------  ----------  ----------
                                             ----------  ---------  ---------  ----------  ----------  ----------

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

    The Company has prepared a project plan, identified all the major application and processing systems, and sought external and internal resources to replace and test the systems. Purchased software and systems supported by external parties will be tested as part of the formal project plan. In addition, customers and vendors who have significant relationships with the Company will be evaluated to determine whether they are preparing for the Year 2000. The failure of those customers to adequately prepare will be incorporated into the credit review process. However, there can be no guarantee that the systems of vendors or customers with which the Company does business will be completed on a timely basis. The Company plans to complete the Year 2000 project well in advance of December 31, 1999. Of the estimated total project cost of $40 million, the remaining amount to be incurred for the Year 2000 project is $38 million and will be funded by normal operating cash and staffed by external resources as well as internal staff redeployed from less time-sensitive assignments. Approximately $10 million of the remaining cost is attributable to the purchase of new hardware and software, which will be capitalized and expensed over the useful lives of those assets. The remaining $28 million, which will be expensed as incurred over the next two years, is not expected to have a material effect on the results of operations, liquidity or capital resources. During 1997, the Company incurred and expensed approximately $2 million related to its assessment of the Year 2000 issue and its preliminary efforts in implementing the Year 2000 project plan. As with all financial institutions, there is a high degree of reliance being placed on the systems of other institutions to properly settle transactions. Their inability to process transactions properly or the Company's inability to complete its plan on time could have a material adverse effect on the Company.

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

                                                                DECEMBER 31,
                                -----------------------------------------------------------------------------
(DOLLARS IN MILLIONS)               1997            1996            1995            1994            1993
------------------------------  -------------   -------------   -------------   -------------   -------------
Domestic:
  Commercial, financial and
    industrial................  $10,747   47%   $ 9,496   45%   $ 9,684   47%   $ 8,547   47%   $ 8,135   46%
  Construction................      293    1        358    2        370    2        464    3        877    5
  Mortgage:
    Residential...............    2,961   13      2,961   14      2,642   13      2,253   12      1,964   11
    Commercial................    2,952   13      2,598   12      2,143   10      1,778   10      2,088   12
                                -------  ----   -------  ----   -------  ----   -------  ----   -------  ----
      Total mortgage..........    5,913   26      5,559   26      4,785   23      4,031   22      4,052   23
  Consumer:
    Installment...............    2,091    9      2,063   10      1,812    9      1,644    9      1,351    8
    Home equity...............      993    5      1,113    5      1,222    6      1,222    7      1,302    7
    Credit card and other
      lines of credit.........      270    1        303    1        309    2        219    1        207    1
                                -------  ----   -------  ----   -------  ----   -------  ----   -------  ----
      Total consumer..........    3,354   15      3,479   16      3,343   17      3,085   17      2,860   16
  Lease financing.............      875    4        800    4        845    4        829    5        831    4
                                -------  ----   -------  ----   -------  ----   -------  ----   -------  ----
      Total loans in domestic
        offices...............   21,182   93     19,692   93     19,027   93     16,956   94     16,756   94
Loans originated in foreign
 branches.....................    1,559    7      1,358    7      1,405    7      1,110    6      1,004    6
                                -------  ----   -------  ----   -------  ----   -------  ----   -------  ----
      Total loans.............  $22,741  100%   $21,050  100%   $20,432  100%   $18,066  100%   $17,759  100%
                                -------  ----   -------  ----   -------  ----   -------  ----   -------  ----
                                -------  ----   -------  ----   -------  ----   -------  ----   -------  ----

    The Company's lending activities are predominantly domestic, with such loans comprising approximately 93 percent of the portfolio at December 31, 1997. Total loans at December 31, 1997 were $22.7 billion, an increase of $1,691 million, or 8 percent, from one year earlier. The increase was primarily attributable to growth in the commercial, financial and industrial loan portfolio, which increased $1,251 million from 1996, and to growth in the commercial mortgage loan portfolio, which increased $354 million.

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

    At December 31, 1997, the commercial, financial and industrial loan portfolio was $10,747 million, or 47 percent, of the total loan portfolio. The increase of $1,251 million, or 13 percent, from the previous year-end was primarily attributable to loans extended to large corporations in industries where the Bank has specialized lending expertise.

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

    At December 31, 1997, loans originated in foreign branches totaled $1,559 million, or 7 percent of the total loan portfolio, compared with $1,358 million, or 7 percent of total loans, at December 31, 1996.

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

                                                                                DECEMBER 31,
                                                     -------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                       1997                   1996                   1995
---------------------------------------------------  ---------------------  ---------------------  ---------------------
Domestic:
  Commercial, financial and industrial.............  $  123,610       1.15% $  166,100       1.75% $  174,146       1.80%
  Construction.....................................       3,221       1.10       5,700       1.59      24,752       6.69
  Mortgage:
    Residential....................................       2,700       0.09       4,000       0.14       5,466       0.21
    Commercial.....................................      60,680       2.06      39,000       1.50      59,931       2.80
                                                     ----------             ----------             ----------
      Total mortgage...............................      63,380       1.07      43,000       0.77      65,397       1.37
  Consumer:
    Installment....................................      11,400       0.55      10,400       0.50      13,200       0.73
    Home equity....................................       3,600       0.36       4,900       0.44       5,532       0.45
    Credit card and other lines of credit..........      30,500      11.30      34,000      11.22      32,799      10.61
                                                     ----------             ----------             ----------
      Total consumer...............................      45,500       1.36      49,300       1.42      51,531       1.54
  Lease financing..................................       4,862       0.56       5,300       0.66       1,300       0.15
                                                     ----------             ----------             ----------
      Total domestic allowance.....................     240,573       1.14     269,400       1.37     317,126       1.67
Foreign allowance..................................      39,313       2.52       9,394       0.69      13,968       0.99
Unallocated........................................     171,806                245,152                224,055
                                                     ----------             ----------             ----------
      Total allowance for credit losses............  $  451,692       1.99% $  523,946       2.49% $  555,149       2.72%
                                                     ----------             ----------             ----------
                                                     ----------             ----------             ----------

                                                                                          DECEMBER 31,
                                                                          --------------------------------------------
(DOLLARS IN THOUSANDS)                                                            1994                   1993
------------------------------------------------------------------------  ---------------------  ---------------------
Domestic:
  Commercial, financial and industrial..................................  $  146,784       1.72% $  205,398       2.52%
  Construction..........................................................      69,787      15.04     106,398      12.13
  Mortgage:
    Residential.........................................................      23,581       1.05      31,409       1.60
    Commercial..........................................................      70,130       3.94     139,303       6.67
                                                                          ----------             ----------
      Total mortgage....................................................      93,711       2.32     170,712       4.21
  Consumer:
    Installment.........................................................      12,500       0.76      13,100       0.97
    Home equity.........................................................       7,143       0.58       6,062       0.47
    Credit card and other lines of credit...............................      17,101       7.81      15,171       7.33
                                                                          ----------             ----------
      Total consumer....................................................      36,744       1.19      34,333       1.20
  Lease financing.......................................................      10,000       1.21      12,500       1.50
                                                                          ----------             ----------
      Total domestic allowance..........................................     357,026       2.11     529,341       3.16
Foreign allowance.......................................................      15,330       1.38      14,293       1.42
Unallocated.............................................................     190,786                148,950
                                                                          ----------             ----------
      Total allowance for credit losses.................................  $  563,142       3.12% $  692,584       3.90%
                                                                          ----------             ----------
                                                                          ----------             ----------

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

    The following table sets forth a reconciliation of changes in the Company's allowance for credit losses.

                                                                          YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------------
(DOLLARS IN THOUSANDS)                                      1997        1996        1995        1994        1993
-------------------------------------------------------  ----------  ----------  ----------  ----------  ----------
Balance, beginning of year.............................  $  523,946  $  555,149  $  563,142  $  692,584  $  790,479
Loans charged off:
    Commercial, financial and industrial...............      58,664      42,134      47,524     105,774      99,280
    Construction.......................................         120       3,249       9,401      32,151      58,835
    Mortgage...........................................       5,058      13,483      29,330     100,613     113,791
    Consumer...........................................      55,336      56,361      44,627      31,806      39,576
    Lease financing....................................       3,601       2,623       2,422       2,940      11,432
    Foreign(1).........................................      --           1,250         295         533         201
                                                         ----------  ----------  ----------  ----------  ----------
      Total loans charged off..........................     122,779     119,100     133,599     273,817     323,115
Recoveries of loans previously charged off:
    Commercial, financial and industrial...............      23,371      22,341      39,178      39,177      41,552
    Construction.......................................       9,054         132       3,195       5,868       2,955
    Mortgage...........................................       3,292      12,277      18,500      16,228       6,201
    Consumer...........................................      14,946      12,906      10,924       8,915       8,872
    Lease financing....................................         351         368         311         435       3,353
    Foreign(1).........................................      --          --             295         627      11,229
                                                         ----------  ----------  ----------  ----------  ----------
      Total recoveries of loans previously charged
        off............................................      51,014      48,024      72,403      71,250      74,162
                                                         ----------  ----------  ----------  ----------  ----------
        Net loans charged off..........................      71,765      71,076      61,196     202,567     248,953
Provision for credit losses............................      --          40,000      53,250      73,000     151,000
Foreign translation adjustment and other net additions
 (deductions)..........................................       (489)       (127)        (47)         125          58
                                                         ----------  ----------  ----------  ----------  ----------
Balance, end of year...................................  $  451,692  $  523,946  $  555,149  $  563,142  $  692,584
                                                         ----------  ----------  ----------  ----------  ----------
                                                         ----------  ----------  ----------  ----------  ----------
Allowance for credit losses to total loans.............        1.99%       2.49%       2.72%       3.12%       3.90%
Provision for credit losses to net loans
 charged off...........................................      --           56.28       87.02       36.04       60.65
Recoveries of loans to loans charged off in the
 previous year.........................................       42.83       35.95       26.44       22.05       24.38
Net loans charged off to average loans outstanding.....        0.33        0.34        0.32        1.15        1.37
Allowance for credit losses to nonaccrual loans........      413.12      408.48      266.56      161.08       84.82

-----------------

(1)  Foreign loans are those loans originated in foreign branches.

    At December 31, 1997, the Company's allowance for credit losses was $452 million, or 1.99% of the total loan portfolio, and 413% of total nonaccrual loans. This compares with an allowance for credit losses of $524 million, or 2.49% of the total loan portfolio, and 408% of total nonaccrual loans at December 31, 1996. At year-end 1997, the unallocated portion of the allowance for credit losses was $172 million compared with $245 million at the end of 1996.

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

    The following table sets forth an analysis of nonperforming assets.

                                                                             DECEMBER 31,
                                                     ------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                  1997        1996        1995        1994         1993
---------------------------------------------------  ----------  ----------  ----------  ----------  ------------
Commercial, financial and industrial...............  $   46,392  $   56,864  $   84,336  $  106,447  $    145,907
Construction.......................................       4,071       7,349      40,026      73,643       231,148
Mortgage:
  Residential......................................         954      11,214      19,220      17,020        61,809
  Commercial.......................................      57,921      52,593      63,836     145,207       367,072
                                                     ----------  ----------  ----------  ----------  ------------
        Total mortgage.............................      58,875      63,807      83,056     162,227       428,881
Other..............................................      --             247         849       7,285         7,288
Foreign(1).........................................      --          --          --          --             3,331
                                                     ----------  ----------  ----------  ----------  ------------
        Total nonaccrual loans.....................     109,338     128,267     208,267     349,602       816,555
Renegotiated loans.................................      --          --           1,612      14,843         4,617
Nonperforming real estate ventures.................      --          --          --          --            23,256
Foreclosed assets..................................      20,471      28,517      36,992      56,782       349,022
                                                     ----------  ----------  ----------  ----------  ------------
        Total nonperforming assets.................  $  129,809  $  156,784  $  246,871  $  421,227  $  1,193,450
                                                     ----------  ----------  ----------  ----------  ------------
                                                     ----------  ----------  ----------  ----------  ------------

Allowance for credit losses........................  $  451,692  $  523,946  $  555,149  $  563,142  $    692,584
                                                     ----------  ----------  ----------  ----------  ------------
                                                     ----------  ----------  ----------  ----------  ------------

Nonaccrual and renegotiated loans to total loans...        0.48%       0.61%       1.03%       2.02%         4.62%
Nonaccrual loans to allowance for credit losses....       24.21       24.48       37.52       62.08        117.90
Nonperforming assets to total loans, real estate
 ventures and foreclosed assets....................        0.57        0.74        1.21        2.32          6.58
Nonperforming assets to total assets...............        0.42        0.54        0.90        1.71          4.97

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

    Nonaccrual and renegotiated loans as a percentage of total loans were 0.48% at December 31, 1997 compared with 0.61% one year earlier. Nonperforming assets as a percentage of total loans, real estate ventures and foreclosed assets improved to 0.57% at year-end 1997 from 0.74% at December 31, 1996. At December 31, 1997, approximately 58 percent of nonaccrual loans were real estate related.

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

SECURITIES AVAILABLE FOR SALE

                                                                    DECEMBER 31, 1997
                           ---------------------------------------------------------------------------------------------------
                                                             MATURITY
                           -----------------------------------------------------------------------------

                                                 AFTER ONE YEAR      AFTER FIVE YEARS
                                WITHIN             AND WITHIN           AND WITHIN           AFTER                TOTAL
                               ONE YEAR            FIVE YEARS           TEN YEARS          TEN YEARS         AMORTIZED COST
                           -----------------   -------------------   ----------------   ----------------   -------------------
(DOLLARS IN THOUSANDS)      AMOUNT   YIELD(4)    AMOUNT    YIELD(4)  AMOUNT   YIELD(4)  AMOUNT   YIELD(4)    AMOUNT    YIELD(4)
-------------------------  --------  -------   ----------  -------   -------  -------   -------  -------   ----------  -------
U.S. Treasury............  $150,048    6.22%   $  837,326    6.31%   $ --       --  %   $ --       --  %   $  987,374    6.30%
Other U.S. government....    99,940    6.49       609,596    6.38      --       --        --       --         709,536    6.40
Mortgage-backed
 securities(1)...........    53,108    6.82       626,584    6.41      --       --        --       --         679,692    6.44
State and municipal(2)...    14,944   10.49        26,409    9.90    12,971    11.09    36,613    11.33        90,937   10.74
Corporate debt
 securities..............     --       --           1,432   17.31     1,266    12.42      --       --           2,698   15.02
Equity securities(3).....     --       --          --        --        --       --        --       --          28,881    --
Foreign securities.......     3,419   14.30        --        --       1,713     6.29      --       --           5,132   11.63
                           --------            ----------            -------            -------            ----------
    Total securities
      available for
      sale...............  $321,459    6.69%   $2,101,347    6.41%   $15,950   10.68%   $36,613   11.33%   $2,504,250    6.48%
                           --------            ----------            -------            -------            ----------
                           --------            ----------            -------            -------            ----------

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

                                                                             DECEMBER 31, 1997
                                                          -------------------------------------------------------
                                                                           AFTER
                                                                          ONE YEAR
                                                             WITHIN      AND WITHIN      AFTER
(DOLLARS IN THOUSANDS)                                      ONE YEAR     FIVE YEARS    FIVE YEARS       TOTAL
--------------------------------------------------------  ------------  ------------  ------------  -------------
Domestic:
  Commercial, financial and industrial..................  $  4,102,910  $  4,477,317  $  2,166,952  $  10,747,179
  Construction..........................................       173,504       119,829       --             293,333
  Mortgage:
    Residential.........................................         4,230        32,000     2,925,003      2,961,233
    Commercial..........................................       228,955     1,085,913     1,636,939      2,951,807
                                                          ------------  ------------  ------------  -------------
      Total mortgage....................................       233,185     1,117,913     4,561,942      5,913,040
  Consumer:
    Installment.........................................       136,264     1,801,620       152,868      2,090,752
    Home equity.........................................         2,816        38,570       951,530        992,916
    Credit card and other lines of credit...............       270,045            52       --             270,097
                                                          ------------  ------------  ------------  -------------
      Total consumer....................................       409,125     1,840,242     1,104,398      3,353,765
  Lease financing.......................................        83,478       606,904       184,478        874,860
                                                          ------------  ------------  ------------  -------------
      Total loans in domestic offices...................     5,002,202     8,162,205     8,017,770     21,182,177
Loans originated in foreign branches....................     1,515,844        25,627        17,760      1,559,231
                                                          ------------  ------------  ------------  -------------
      Total loans.......................................  $  6,518,046  $  8,187,832  $  8,035,530     22,741,408
                                                          ------------  ------------  ------------
                                                          ------------  ------------  ------------
        Allowance for credit losses.....................                                                  451,692
                                                                                                    -------------
      Loans, net........................................                                            $  22,289,716
                                                                                                    -------------
                                                                                                    -------------

Total fixed rate loans due after one year...............                                            $   5,353,709
Total variable rate loans due after one year............                                               10,869,653
                                                                                                    -------------
      Total loans due after one year....................                                            $  16,223,362
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

    Net income applicable to common stock was $238 million, or $4.09 per diluted common share, in 1996 compared with $302 million, or $5.20 per diluted common share, in 1995.

    The return on average assets was 0.89% in 1996 versus 1.22% in 1995. The return on average common equity was 10.24% in 1996 compared with 13.73% in 1995.

    Net interest income on a taxable-equivalent basis increased by $23 million, or 2 percent, over 1995. Average loans increased $1,753 million, or 9 percent, and the net interest margin decreased 30 basis points to 4.75%.

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

    Total loans at December 31, 1996 were $21.0 billion, an increase of $0.6 billion, or 3 percent, over year-end 1995. Commercial, financial and industrial loans declined $188 million, or 2 percent, from the previous year, primarily due to planned reductions from a portfolio overlap arising from the merger and a reduction in certain low margin lending. At year-end 1996, construction loans decreased $12 million, or 3 percent, while commercial mortgages increased $455 million, or 21 percent, from 1995. This increase in commercial mortgages reflected the continuing improvement in the West Coast economy, particularly the real estate sector. It was primarily attributable to new originations of mini-perm loans, ranging in size from $1 million to $10 million, resulting from a vigorous marketing program. At December 31, 1996 residential loans were $319 million, or 12 percent, higher than the previous year as the favorable interest rate environment and a stronger housing market continued to generate significant opportunities for residential mortgage lenders. Consumer loans increased $136 million, or 4 percent, from 1995 due primarily to increases in direct and indirect auto loans for used vehicles, partially offset by a decrease in home equity balances.

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

    One method of measuring interest rate risk is by measuring the interest rate sensitivity gap, which is the difference between earning assets and liabilities maturing or repricing within specified periods. The table on F-28 presents such an analysis, which reflects certain assumptions as to the rate sensitivity of deposits without contractual maturities or repricing dates. These include demand deposits, money market demand accounts, and savings deposits. Additional assumptions such as prepayment estimates for residential mortgages and mortgage-backed securities are made to reflect the probable behavior of those assets. The section of the table on F-28 entitled Interest Rate Risk Management Positions presents the effects of the securities portfolio and of derivatives used for hedging, such as interest rate swaps and floors, in reducing the interest rate sensitivity gap primarily for LIBOR-based loans.

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

    Liquidity may also be provided by the sale or maturity of assets. Such assets include interest bearing deposits in banks, federal funds sold and securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $1.8 billion during 1997. Additional liquidity may be provided by investment securities available for sale which amounted to $2.5 billion at December 31, 1997, and by loan maturities. At December 31, 1997, $6.5 billion of loans were scheduled to mature within one year.

    The following table summarizes the Company's interest rate sensitivity based on expected repricings in the time frames indicated for the balance sheet and interest rate derivatives as of December 31, 1997.

                                                                           DECEMBER 31, 1997
                                                       ----------------------------------------------------------
                                                                    AMOUNTS MATURING OR REPRICING IN
                                                       ----------------------------------------------------------
(DOLLARS IN THOUSANDS)                                  0-12 MONTHS    >1-5 YEARS    AFTER 5 YEARS      TOTAL
-----------------------------------------------------  -------------  -------------  -------------  -------------
ASSETS
Federal funds sold and securities purchased under
 resale agreements...................................  $      24,335  $    --        $    --        $      24,335
Interest bearing deposits in banks...................        633,421       --             --              633,421
Trading account assets...............................        394,313       --             --              394,313
Loans................................................     17,320,010      3,926,152      1,495,246     22,741,408
Other assets(1)(2)...................................      1,217,060      1,111,518      1,736,049      4,064,627
                                                       -------------  -------------  -------------  -------------
    Total assets (except securities).................     19,589,139      5,037,670      3,231,295     27,858,104
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
  Interest bearing checking(1)(3)....................        180,074      1,260,520       --            1,440,594
  Money market demand accounts(1)(3).................      1,353,636      2,671,392       --            4,025,028
  Savings(1)(3)......................................        166,562      1,165,932       --            1,332,494
  Other time deposits(1).............................      7,208,342        434,309          6,063      7,648,714
Federal funds purchased and securities sold under
 repurchase agreements...............................      1,335,884       --             --            1,335,884
Other borrowed funds.................................      1,442,585       --             --            1,442,585
Subordinated capital notes...........................        348,000       --             --              348,000
Demand deposit accounts(1)(4)........................      2,654,863      6,194,681       --            8,849,544
Other liabilities(1)(2)..............................       --             --            1,483,123      1,483,123
Shareholders' equity(2)..............................       --             --            2,679,299      2,679,299
                                                       -------------  -------------  -------------  -------------
    Total liabilities and shareholders' equity.......  $  14,689,946  $  11,726,834  $   4,168,485  $  30,585,265
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Gap before risk management positions.................  $   4,899,193  $  (6,689,164) $    (937,190) $  (2,727,161)
Cumulative gap before risk management positions......  $   4,899,193  $  (1,789,971) $  (2,727,161)
INTEREST RATE RISK MANAGEMENT POSITIONS
  Securities(1)......................................        366,467      2,214,199        146,495      2,727,161
  Interest rate swaps................................       (425,000)       425,000       --             --
  Interest rate floors(5)............................     (2,350,000)     2,350,000       --             --
                                                       -------------  -------------  -------------  -------------
Gap adjusted for risk management positions...........  $   2,490,660  $  (1,699,965) $    (790,695) $    --
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Cumulative gap adjusted for risk management
 positions...........................................  $   2,490,660  $     790,695  $    --        $    --
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

---------------
(1) Certain balance sheet classifications used for interest rate sensitivity analysis do not conform to the Consolidated Balance Sheets on F-31.

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

Notes to Consolidated Financial Statements.................................................................       F-34

Management Statement.......................................................................................       F-74

Independent Auditors' Reports..............................................................................       F-75

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    YEARS ENDED DECEMBER 31,
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE   ---------------------------------------------
DATA)                                         1997            1996            1995
----------------------------------------  -------------   -------------   -------------
INTEREST INCOME
Loans...................................  $   1,763,277   $   1,687,977   $   1,613,376
Securities..............................        167,440         143,412         132,802
Interest bearing deposits in banks......         56,748          52,709          58,201
Federal funds sold and securities
 purchased under resale agreements......         26,079          30,246          22,247
Trading account assets..................         19,917          12,960          20,567
                                          -------------   -------------   -------------
    Total interest income...............      2,033,461       1,927,304       1,847,193
                                          -------------   -------------   -------------
INTEREST EXPENSE
Domestic deposits.......................        520,583         460,130         358,049
Foreign deposits........................         75,398          71,437          96,109
Federal funds purchased and securities
 sold under repurchase agreements.......         58,544          47,095          78,908
Commercial paper........................         89,912          87,411          86,695
Subordinated capital notes..............         22,850          30,104          42,538
Other borrowed funds....................         34,492          62,549          42,561
                                          -------------   -------------   -------------
    Total interest expense..............        801,779         758,726         704,860
                                          -------------   -------------   -------------
NET INTEREST INCOME.....................      1,231,682       1,168,578       1,142,333
Provision for credit losses.............             --          40,000          53,250
                                          -------------   -------------   -------------
    Net interest income after provision
     for credit losses..................      1,231,682       1,128,578       1,089,083
                                          -------------   -------------   -------------
NONINTEREST INCOME
Service charges on deposit accounts.....        114,647         101,975          95,177
Trust and investment management fees....        107,527          93,479          87,743
International commissions and fees......         66,122          66,108          68,621
Credit card merchant fees...............         57,128          49,778          45,767
Merchant banking fees...................         24,924          23,929          24,483
Securities gains (losses), net..........          2,711           4,502            (702)
Other...................................         89,942          78,905          74,230
                                          -------------   -------------   -------------
    Total noninterest income............        463,001         418,676         395,319
                                          -------------   -------------   -------------
NONINTEREST EXPENSE
Salaries and employee benefits..........        571,644         557,247         536,671
Net occupancy...........................         85,630         103,335          92,863
Equipment...............................         56,137          55,942          55,056
Foreclosed asset expense (income).......         (1,268)          2,889          (3,213)
Merger and integration..................          6,037         117,464              --
Other...................................        326,485         298,027         296,724
                                          -------------   -------------   -------------
    Total noninterest expense...........      1,044,665       1,134,904         978,101
                                          -------------   -------------   -------------
Income before income taxes..............        650,018         412,350         506,301
Income tax expense......................        238,722         162,892         193,359
                                          -------------   -------------   -------------
NET INCOME..............................  $     411,296   $     249,458   $     312,942
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
NET INCOME APPLICABLE TO COMMON
 STOCK(1)...............................  $     403,696   $     238,152   $     301,637
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
NET INCOME PER COMMON SHARE --
 BASIC(1)...............................  $        6.93   $        4.10   $        5.21
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
NET INCOME PER COMMON SHARE --
 DILUTED(1).............................  $        6.91   $        4.09   $        5.20
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING -- BASIC(1)................         58,228          58,130          57,935
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING -- DILUTED(1)..............         58,396          58,261          58,033
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
PRO FORMA NET INCOME PER COMMON SHARE --
 BASIC(2)...............................  $        2.31   $        1.37   $        1.74
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
PRO FORMA NET INCOME PER COMMON SHARE --
 DILUTED(2).............................  $        2.30   $        1.36   $        1.73
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
PRO FORMA WEIGHTED AVERAGE COMMON SHARE
 OUTSTANDING -- BASIC(2)................        174,683         174,391         173,806
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
PRO FORMA WEIGHTED AVERAGE COMMON SHARE
 OUTSTANDING -- DILUTED(2)..............        175,189         174,784         174,099
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------

-----------------

(1)  Amounts restated to give retroactive effect to the exchange referred to in
    Note 1 of the accompanying notes to Consolidated Financial Statements.

(2) See Note 23 of accompanying notes to the Consolidated Financial Statements for information on stock split declaration.

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE       ------------------------
DATA)                                        1997         1996
----------------------------------------  -----------  -----------
ASSETS

Cash and due from banks.................  $ 2,541,699  $ 2,268,771
Interest bearing deposits in banks......      633,421    1,131,216
Federal funds sold and securities
 purchased under resale agreements......       24,335      537,710
                                          -----------  -----------
    Total cash and cash equivalents.....    3,199,455    3,937,697
Trading account assets..................      394,313      465,782
Securities available for sale...........    2,538,386    2,164,197
Securities held to maturity (market
 value: 1997, $193,115; 1996,
 $274,405)..............................      188,775      268,196
Loans (net of allowance for credit
 losses: 1997, $451,692; 1996,
 $523,946)..............................   22,289,716   20,525,841
Due from customers on acceptances.......      773,339      778,378
Premises and equipment, net.............      406,299      410,621
Other assets............................      794,982      683,347
                                          -----------  -----------
    Total assets........................  $30,585,265  $29,234,059
                                          -----------  -----------
                                          -----------  -----------

LIABILITIES
Domestic deposits:
  Noninterest bearing...................  $ 8,574,515  $ 7,381,078
  Interest bearing......................   12,666,458   12,607,691
Foreign deposits:
  Noninterest bearing...................      275,029      274,031
  Interest bearing......................    1,780,372    1,270,160
                                          -----------  -----------
    Total deposits......................   23,296,374   21,532,960
Federal funds purchased and securities
 sold under repurchase agreements.......    1,335,884    1,322,654
Commercial paper........................      966,575    1,495,463
Other borrowed funds....................      476,010      749,422
Acceptances outstanding.................      773,339      778,378
Other liabilities.......................      709,784      478,249
Subordinated capital notes..............      348,000      382,000
                                          -----------  -----------
    Total liabilities...................   27,905,966   26,739,126
                                          -----------  -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY(1)
Preferred stock:
  Authorized 5,000,000 shares 8 3/8%
    Noncumulative, Series A, issued
    1,350,000 shares in 1996............           --      135,000
Common stock -- $5 stated value:
  Authorized 100,000,000 shares, issued
    58,305,891 shares in 1997 and
    58,152,534 shares in 1996...........      291,529      290,762
Additional paid-in capital..............    1,422,680    1,413,076
Retained earnings.......................      957,662      645,214
Accumulated other comprehensive
 income.................................        7,428       10,881
                                          -----------  -----------
    Total shareholders' equity..........    2,679,299    2,494,933
                                          -----------  -----------
    Total liabilities and shareholders'
     equity.............................  $30,585,265  $29,234,059
                                          -----------  -----------
                                          -----------  -----------

---------------

(1)  Amounts restated to give retroactive effect to the exchange referred to in
    Note 1 of the accompanying notes to Consolidated Financial Statements and the adoption of SFAS No. 130, "Reporting Comprehensive Income".

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY(1)

                                                  YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
(DOLLARS IN THOUSANDS)                        1997          1996          1995
----------------------------------------  ------------  ------------  ------------
PREFERRED STOCK
Balance, beginning of year..............  $    135,000  $    135,000  $    135,000
Redemption of preferred stock...........      (135,000)      --            --
                                          ------------  ------------  ------------
  Balance, end of year..................  $    --       $    135,000  $    135,000
                                          ------------  ------------  ------------
COMMON STOCK............................
Balance, beginning of year..............  $    290,762  $    290,300  $    286,739
Dividend reinvestment plan..............             6           121         3,103
Deferred compensation -- restricted
 stock awards...........................           279           207           379
Stock options exercised.................           482           134            79
                                          ------------  ------------  ------------
  Balance, end of year..................  $    291,529  $    290,762  $    290,300
                                          ------------  ------------  ------------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year..............  $  1,413,076  $  1,408,960  $  1,390,925
Dividend reinvestment plan..............           (43)        1,041        15,238
Deferred compensation -- restricted
 stock awards...........................         3,478         2,148         2,268
Stock options exercised.................         6,169           927           529
                                          ------------  ------------  ------------
  Balance, end of year                    $  1,422,680  $  1,413,076  $  1,408,960
                                          ------------  ------------  ------------
RETAINED EARNINGS
Balance, beginning of year..............  $    645,214  $    626,172  $    376,468
Net income(2)...........................       411,296       249,458       312,942
Dividends on common stock(3)(4).........       (89,848)      (73,932)      (50,989)
Dividends on preferred stock............        (7,600)      (11,306)      (11,305)
Dividend to MBL.........................       --           (144,890)      --
Deferred compensation -- restricted
 stock awards...........................        (1,400)         (288)         (944)
                                          ------------  ------------  ------------
  Balance, end of year..................  $    957,662  $    645,214  $    626,172
                                          ------------  ------------  ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period............  $     10,881  $     23,660  $     (9,930)
Net income(2)...........................       411,296       249,458       312,942
Other comprehensive income..............        (3,453)      (12,779)       33,590
                                          ------------  ------------  ------------
Total comprehensive income..............       418,724       260,339       336,602
Less: net income included in retained
 earnings...............................      (411,296)     (249,458)     (312,942)
                                          ------------  ------------  ------------
  Balance, end of period................  $      7,428  $     10,881  $     23,660
                                          ------------  ------------  ------------
    TOTAL SHAREHOLDERS' EQUITY            $  2,679,299  $  2,494,933  $  2,484,092
                                          ------------  ------------  ------------
                                          ------------  ------------  ------------

---------------
(1)  Amounts restated to give retroactive effect to the exchange referred to in
    Note 1 of the accompanying notes to Consolidated Financial Statements and the adoption of SFAS No. 130, "Reporting Comprehensive Income".

(2) Includes income applicable to preferred shareholders of $7.6 million in 1997 and $11.3 million in 1996 and 1995, respectively.

(3) Dividends per share in 1996 were based on historical Union Bank common cash dividends declared and did not include the $145 million dividend paid to The Mitsubishi Bank, Limited (MBL) in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.

(4) Dividends per share were $1.54 in 1997 and $1.40 in 1996 and 1995, respectively, and are based on the Company's shares outstanding at the declaration date.

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEARS ENDED DECEMBER 31,
                                          ----------------------------------
(DOLLARS IN THOUSANDS)                       1997        1996        1995
----------------------------------------  ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................  $  411,296  $  249,458  $  312,942
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Provision for credit losses.........          --      40,000      53,250
    Depreciation, amortization and
      accretion.........................      65,469      65,092      61,767
    Provision for deferred income
      taxes.............................      59,814      50,658      50,841
    (Gain) loss on sales of securities
      available for sale................      (2,711)     (4,502)        801
    Merger and integration costs in
      excess of (less than) cash
      utilized..........................     (31,414)     54,344          --
    Other, net..........................     226,449    (307,133)    239,785
                                          ----------  ----------  ----------
  Net cash provided by operating
    activities..........................     728,903     147,917     719,386
                                          ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities
    available for sale..................     171,629      19,536     240,731
  Proceeds from matured and called
    securities available for sale.......     587,034     757,463     764,853
  Purchase of securities available for
    sale................................  (1,112,080)   (995,479) (1,452,339)
  Proceeds from matured and called
    securities held to maturity.........      79,828      95,829     213,337
  Purchase of securities held to
    maturity............................          --          --    (123,886)
  Net increase in loans.................  (1,788,179)   (741,335) (2,478,608)
  Other, net............................     (56,584)    (54,120)    (34,902)
                                          ----------  ----------  ----------
    Net cash used by investing
      activities........................  (2,118,352)   (918,106) (2,870,814)
                                          ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..............   1,763,414   1,877,917   2,245,306
  Net increase (decrease) in federal
    funds purchased and securities sold
    under repurchase agreements.........      13,230     127,596    (287,387)
  Net increase (decrease) in commercial
    paper and other borrowed funds......    (797,464)   (201,214)    623,612
  Redemption and maturity of
    subordinated debt...................    (234,000)   (119,369)   (154,490)
  Proceeds from issuance of subordinated
    debt................................     200,000          --          --
  Redemption of preferred stock.........    (135,000)         --          --
  Dividends paid........................     (93,303)   (222,533)    (62,044)
  Repayment of borrowing to support
    corporate owned life insurance......          --     (95,475)    (10,638)
  Other, net............................      (2,661)       (882)        485
                                          ----------  ----------  ----------
    Net cash provided by financing
      activities........................     714,216   1,366,040   2,354,844
                                          ----------  ----------  ----------
Net increase (decrease) in cash and cash
 equivalents............................    (675,233)    595,851     203,416
Cash and cash equivalents at beginning
 of year................................   3,937,697   3,352,423   3,153,713
Effect of exchange rate changes on cash
 and cash equivalents...................     (63,009)    (10,577)     (4,706)
                                          ----------  ----------  ----------
Cash and cash equivalents at end of
 year...................................  $3,199,455  $3,937,697  $3,352,423
                                          ----------  ----------  ----------
                                          ----------  ----------  ----------
CASH PAID DURING THE YEAR FOR:
  Interest..............................  $  820,355  $  764,327  $  739,300
  Income taxes..........................     113,588     172,451      91,717
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
  Loans transferred to foreclosed assets
    (OREO)..............................  $   23,114  $   44,557  $   48,397
  Securities transferred from held to
    maturity to available for sale......          --          --     348,717
  Dividends declared but unpaid.........      24,528      20,383      12,788

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
       OPERATIONS

    UnionBanCal Corporation (the Company) is a commercial bank holding company, 82 percent owned by The Bank of Tokyo-Mitsubishi, Ltd. (BTM) and 18 percent owned by other shareholders.

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

    On August 10, 1998, the Company exchanged 3.4 million shares of its common stock for 2.4 million shares of Union Bank of California, N.A. (the Bank) common stock owned directly by BTM. This share exchange provides the Company with a 100 percent ownership interest in the Bank. In addition, it increases BTM's ownership percentage of the Company to 82 percent from 81 percent.

    The exchange of shares was accounted for as a reorganization of entities under common control. Accordingly, amounts previously reported as Parent Direct Interest in Bank Subsidiary, including the proportionate share of net income, dividends, and other comprehensive income have been reclassified to combine them with the corresponding amounts attributable to the Company's common shareholders for all periods presented.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
    TRADING ACCOUNT ASSETS

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

    Interest accruals are continued for certain small business loans that are processed centrally, consumer loans, credit cards, and one-to-four family residential real estate loans. These loans are charged off or written down to their net realizable value based on delinquency time frames that range from 120 to 270 days, depending on the type of credit that has been extended. Interest accruals are also continued for loans that are both well secured and in the process of collection. For this purpose, loans are considered well

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
       OPERATIONS (CONTINUED)
secured if they are collateralized by property having a net realizable value in excess of the amount of principal and accrued interest outstanding or are guaranteed by a financially responsible and willing party. Loans are considered "in the process of collection" if collection is proceeding in due course either through legal action or other actions that are reasonably expected to result in the prompt repayment of the debt or in its restoration to current status.

    When a loan is placed on nonaccrual, all previously accrued but uncollected interest is reversed against current period operating results. All subsequent payments received are first applied to unpaid principal and then to uncollected interest. Interest income is accrued at such time as the loan is brought fully current as to both principal and interest, and, in management's judgment, such loans are considered to be fully collectible. However, Company policy also allows management to continue the recognition of interest income on certain loans designated as nonaccrual. This portion of the nonaccrual portfolio is referred to as "Cash Basis Nonaccrual" loans. This policy only applies to loans that are well secured and in management's judgment are considered to be fully collectible. Although the accrual of interest is suspended, any payments received may be applied to the loan according to its contractual terms and interest income recognized accordingly.

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

    ALLOWANCE FOR CREDIT LOSSES

    The Company's allowance for credit losses is maintained at a level considered by management to be adequate to absorb estimated credit losses and other credit-related charges. The allowance for credit losses is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of credit losses, net of recoveries. Losses are fully or partially charged against the

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
       OPERATIONS (CONTINUED)
allowance for credit losses when, in management's judgment, the uncollectible portion of a loan's principal balance is determined. While management has segmented the allowance to various credit-related products, the allowance is general in nature and is available for all extension of credits, including off-balance sheet instruments.

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

    Other real estate owned (OREO) represents the collateral acquired through foreclosure in full or partial satisfaction of the related loan. OREO is recorded at the lower of the loan's unpaid principal balance or its fair value as established by a current appraisal, adjusted for disposition costs. Any writedown at the date of transfer is charged to the allowance for credit losses. On an ongoing basis, OREO values,

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
       OPERATIONS (CONTINUED)
recorded in other assets, are reviewed annually and any decline in value is recognized as foreclosed asset expense in the current period. The net operating results from these assets are included in the current period in noninterest expense as foreclosed asset expense (income).

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

    TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF
     LIABILITIES

    On January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement establishes standards for when transfers of financial assets, including those with continuing

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
       OPERATIONS (CONTINUED)
involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This statement is effective for transfers of assets and extinguishments of liabilities occurring after December 31, 1996 and has been applied prospectively. Certain provisions of SFAS No. 125 have been postponed under SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". Also see "PENDING ACCOUNTING PRONOUNCEMENTS".

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

    COMPREHENSIVE INCOME

    The Company has retroactively adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. The adoption of this Statement resulted in a change in the financial statement presentation, but did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
    STOCK-BASED COMPENSATION

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

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of this Statement will not impact the Company's consolidated financial position, results of operations, or cash flows, and any effect will be limited to the form and content of its disclosures. The Statement is effective with the year-end 1998 financial statements.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 2 -- SECURITIES (CONTINUED)
    The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

MATURITY SCHEDULE OF SECURITIES

                                                SECURITIES             SECURITIES
                                            AVAILABLE FOR SALE      HELD TO MATURITY
                                          ----------------------  --------------------
                                            DECEMBER 31, 1997      DECEMBER 31, 1997
                                          ----------------------  --------------------
                                          AMORTIZED      FAIR     AMORTIZED     FAIR
(DOLLARS IN THOUSANDS)                       COST       VALUE       COST       VALUE
----------------------------------------  ----------  ----------  ---------   --------
Due in one year or less.................  $  321,459  $  322,592  $ 22,699    $ 22,801
Due after one year through five years...   2,101,347   2,122,154   150,467     156,069
Due after five years through ten
 years..................................      15,950      18,508     2,596       2,536
Due after ten years.....................      36,613      45,327    13,013      11,709
Equity securities.......................      28,881      29,805     --          --
                                          ----------  ----------  ---------   --------
    Total securities....................  $2,504,250  $2,538,386  $188,775    $193,115
                                          ----------  ----------  ---------   --------
                                          ----------  ----------  ---------   --------

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 3 -- LOANS AND ALLOWANCE FOR CREDIT LOSSES

    A summary of loans net of unearned interest and fees of $128 million and $150 million at December 31, 1997 and 1996, respectively, is as follows:

                                                                                   DECEMBER 31,
                                                                           ----------------------------
(DOLLARS IN THOUSANDS)                                                         1997           1996
-------------------------------------------------------------------------  -------------  -------------
Domestic:
  Commercial, financial and industrial...................................  $  10,747,179  $   9,495,592
  Construction...........................................................        293,333        357,817
  Mortgage:
    Residential..........................................................      2,961,233      2,960,908
    Commercial...........................................................      2,951,807      2,597,616
                                                                           -------------  -------------
      Total mortgage.....................................................      5,913,040      5,558,524
  Consumer:
    Installment..........................................................      2,090,752      2,063,434
    Home equity..........................................................        992,916      1,113,269
    Credit card and other lines of credit................................        270,097        303,235
                                                                           -------------  -------------
      Total consumer.....................................................      3,353,765      3,479,938
  Lease financing........................................................        874,860        800,048
                                                                           -------------  -------------
      Total loans in domestic offices....................................     21,182,177     19,691,919
Loans originated in foreign branches.....................................      1,559,231      1,357,868
                                                                           -------------  -------------
      Total loans........................................................     22,741,408     21,049,787
        Allowance for credit losses......................................        451,692        523,946
                                                                           -------------  -------------
      Loans, net.........................................................  $  22,289,716  $  20,525,841
                                                                           -------------  -------------
                                                                           -------------  -------------

    Changes in the allowance for credit losses were as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------
(DOLLARS IN THOUSANDS)                                              1997         1996         1995
---------------------------------------------------------------  -----------  -----------  -----------
Balance, beginning of year.....................................  $   523,946  $   555,149  $   563,142
Loans charged off..............................................     (122,779)    (119,100)    (133,599)
Loan loss recoveries...........................................       51,014       48,024       72,403
                                                                 -----------  -----------  -----------
    Total net loans charged off................................      (71,765)     (71,076)     (61,196)
Provision for credit losses....................................      --            40,000       53,250
Foreign translation adjustment and other net deductions........         (489)        (127)         (47)
                                                                 -----------  -----------  -----------
Balance, end of year...........................................  $   451,692  $   523,946  $   555,149
                                                                 -----------  -----------  -----------
                                                                 -----------  -----------  -----------

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

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                 1997        1996        1995
-------------------------------------------------------------------------  ----------  ----------  ----------
Net income...............................................     As reported  $  411,296  $  249,458  $  312,942
                                                                Pro forma     410,068     248,874     312,691
Net income applicable to common stock(1).................     As reported  $  403,696  $  238,152     301,637
                                                                Pro forma     402,468     237,568     301,386
Net income per common share -- basic(1)..................     As reported  $     6.93  $     4.10  $     5.21
                                                                Pro forma        6.91        4.09        5.20
Net income per common share -- diluted(1)................     As reported  $     6.91  $     4.09  $     5.20
                                                                Pro forma        6.89        4.08        5.19

------------

(1) Amounts restated to give retroactive effect to the exchange referred to in
    Note 1 of the accompanying notes to Consolidated Financial Statements.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The table below presents the carrying value and fair value of the specified assets and liabilities held by the Company.

                                                                             DECEMBER 31,
                                                     ------------------------------------------------------------
                                                                 1997                           1996
                                                     -----------------------------  -----------------------------

(DOLLARS IN THOUSANDS)                               CARRYING VALUE   FAIR VALUE    CARRYING VALUE   FAIR VALUE
---------------------------------------------------  --------------  -------------  --------------  -------------
ASSETS
Cash and cash equivalents..........................   $  3,199,455   $   3,199,455   $  3,937,697   $   3,937,697
Trading account assets.............................        394,313         394,313        465,782         465,782
Securities available for sale......................      2,538,386       2,538,386      2,164,197       2,164,197
Securities held to maturity........................        188,775         193,115        268,196         274,405
Loans, net of allowance for credit losses..........     22,289,716      22,511,510     20,525,841      20,803,651

LIABILITIES
Deposits:
  Noninterest bearing..............................      8,849,544       8,849,544      7,655,109       7,655,109
  Interest bearing.................................     14,446,830      14,453,029     13,877,851      13,885,504
                                                     --------------  -------------  --------------  -------------
    Total deposits.................................     23,296,374      23,302,573     21,532,960      21,540,613
Borrowed funds.....................................      2,778,469       2,775,531      3,567,539       3,567,836
Subordinated capital notes.........................        348,000         348,000        382,000         388,388

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

    The payment of dividends by the Bank to UnionBanCal Corporation is subject to the approval of the Office of the Comptroller of the Currency (OCC) if the total of all dividends declared in any calendar year exceeds certain calculated amounts. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC. At December 31, 1997, the Bank could have declared dividends aggregating $170 million without prior regulatory approval.

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

------------
(1)  Excludes intangible assets.

NOTE 17 -- EARNINGS PER SHARE

    Basic EPS is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding adjusted for common stock equivalents, which include

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 17 -- EARNINGS PER SHARE (CONTINUED) stock options. The following table presents a reconciliation of basic and diluted EPS for the years ended December 31, 1997, 1996 and 1995 in accordance with SFAS No. 128:

                                                                 YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------
                                                   1997                    1996                    1995
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE   ----------------------  ----------------------  ----------------------
DATA)                                       BASIC      DILUTED      BASIC      DILUTED      BASIC      DILUTED
----------------------------------------  ----------  ----------  ----------  ----------  ----------  ----------
Net Income..............................  $  411,296  $  411,296  $  249,458  $  249,458  $  312,942  $  312,942
Less:
  Preferred stock dividends.............      (7,600)     (7,600)    (11,306)    (11,306)    (11,305)    (11,305)
                                          ----------  ----------  ----------  ----------  ----------  ----------
Income available to common
  shareholders(1).......................  $  403,696  $  403,696  $  238,152  $  238,152  $  301,637  $  301,637
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------  ----------
Weighted average common shares
  outstanding(1)........................      58,228      58,228      58,130      58,130      57,935      57,935
Additional shares due to:
  Assumed conversion of dilutive stock
    options.............................      --             168      --             131      --              98
                                          ----------  ----------  ----------  ----------  ----------  ----------
Adjusted weighted average common shares
  outstanding(1)........................      58,228      58,396      58,130      58,261      57,935      58,033
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------  ----------
Net income per share(1).................  $     6.93  $     6.91  $     4.10  $     4.09  $     5.21  $     5.20
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------  ----------

------------

(1)  Amounts restated to give retroactive effect to the exchange referred to in
    Note 1 of the accompanying notes to Consolidated Financial Statements.

    Options to purchase 92,400 shares of common stock at $55 per share were outstanding but not included in the computation of diluted EPS in 1996 because the options were anti-dilutive.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 18 -- COMPREHENSIVE INCOME

    The following is a summary of the components of accumulated other comprehensive income:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
(DOLLARS IN THOUSANDS)                                                             1997        1996        1995
------------------------------------------------------------------------------  ----------  ----------  ----------
Net unrealized gain (loss) on available for sale securities, net of reclassification adjustment:
  Beginning balance...........................................................  $   14,064  $   24,900  $   (8,838)
  Net unrealized gain (loss) on available for sale securities during the year,
    before tax................................................................      11,908     (13,409)     53,890
  Income tax (expense) benefit................................................      (4,370)      5,297     (20,586)
  Less: reclassification adjustment for net realized (gain) loss on available
    for sale securities included in net income during the year, before tax....      (2,711)     (4,502)        702
  Plus: income tax expense (benefit)..........................................         995       1,778        (268)
                                                                                ----------  ----------  ----------
Net activity..................................................................       5,822     (10,836)     33,738
                                                                                ----------  ----------  ----------
Ending balance................................................................      19,886      14,064      24,900
                                                                                ----------  ----------  ----------
Foreign currency translation adjustments:
  Beginning balance...........................................................      (3,183)     (1,240)     (1,092)
  Foreign currency translation adjustments during the year,
    before tax................................................................     (14,652)     (3,212)       (239)
  Income tax benefit..........................................................       5,377       1,269          91
                                                                                ----------  ----------  ----------
Net activity..................................................................      (9,275)     (1,943)       (148)
                                                                                ----------  ----------  ----------
Ending balance................................................................     (12,458)     (3,183)     (1,240)
                                                                                ----------  ----------  ----------
Other comprehensive income....................................................  $   (3,453) $  (12,779) $   33,590
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Accumulated other comprehensive income........................................  $    7,428  $   10,881  $   23,660
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

NOTE 19 -- CONTINGENCIES

    The Company is subject to various pending and threatened legal actions which arise in the normal course of business. The Company maintains reserves for losses from legal actions which are both probable and estimable. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 20 -- TRANSACTIONS WITH AFFILIATES

    The Company has had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTM and with its affiliates and associates. During the years ended December 31, 1997, 1996 and 1995, such transactions included, but were not limited to, origination, participation, servicing and remarketing of loans and leases, purchase and sale of acceptances and interest rate derivatives, foreign exchange transactions, funds transfers, custodianships, electronic data processing, investment advice and management, deposits and credit examination, and trust services. In the opinion of management, such transactions were made at prevailing rates, terms and conditions and do not involve more than the normal risk of collectibility or present other unfavorable features. In addition, some compensation for services rendered to the Company is paid to the expatriate officers from BTM, and reimbursed by the Company to BTM under a services agreement.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 21 -- CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                        --------------------------
(DOLLARS IN THOUSANDS)                                                                      1997          1996
--------------------------------------------------------------------------------------  ------------  ------------
ASSETS
  Cash and due from banks.............................................................  $     66,872  $    103,742
  Investment in and advances to subsidiaries(1).......................................     2,879,898     2,503,706
  Other assets........................................................................         7,971         9,161
                                                                                        ------------  ------------
        Total assets..................................................................  $  2,954,741  $  2,616,609
                                                                                        ------------  ------------
                                                                                        ------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Subordinated capital notes..........................................................  $    250,000  $    100,000
  Other liabilities...................................................................        25,442        21,676
                                                                                        ------------  ------------
        Total liabilities.............................................................       275,442       121,676
  Shareholders' equity(1).............................................................     2,679,299     2,494,933
                                                                                        ------------  ------------
        Total liabilities and shareholders' equity....................................  $  2,954,741  $  2,616,609
                                                                                        ------------  ------------
                                                                                        ------------  ------------

---------------
(1)  Amounts restated to give retroactive effect to the exchange referred to in
    Note 1 of the accompanying notes to Consolidated Financial Statements.

CONDENSED STATEMENTS OF INCOME

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
(DOLLARS IN THOUSANDS)                                                            1997        1996        1995
-----------------------------------------------------------------------------  ----------  ----------  ----------
INCOME:
  Dividends from bank subsidiary(1)..........................................  $   85,660  $  271,879  $   25,062
  Dividends from nonbank subsidiaries........................................      --             421         343
  Interest income on advances to subsidiaries and deposits in bank...........      12,217      24,366      52,289
  Other income...............................................................       1,040         959      --
                                                                               ----------  ----------  ----------
        Total income.........................................................      98,917     297,625      77,694
EXPENSE:
  Interest expense...........................................................      11,174      22,220      54,133
  Other expense, net.........................................................       1,583       1,072        (212)
                                                                               ----------  ----------  ----------
        Total expense........................................................      12,757      23,292      53,921
                                                                               ----------  ----------  ----------
Income before income taxes and equity in undistributed net income of
 subsidiaries................................................................      86,160     274,333      23,773
Income tax expense (benefit).................................................         204         889        (694)
                                                                               ----------  ----------  ----------
Income before equity in undistributed net income of subsidiaries.............      85,956     273,444      24,467
Equity in undistributed net income (loss) of subsidiaries:
  Bank subsidiary(1)(2)......................................................     314,739     (34,111)    285,053
  Nonbank subsidiaries.......................................................      10,601      10,125       3,422
                                                                               ----------  ----------  ----------
NET INCOME...................................................................  $  411,296  $  249,458  $  312,942
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

---------------
(1)  Amounts restated to give retroactive effect to the exchange referred to in
    Note 1 of the accompanying notes to Consolidated Financial Statements.
(2) In 1996 the amount represents dividends distributed by the Bank in excess of its 1996 net income.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 21 -- CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS
           (CONTINUED)
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
(DOLLARS IN THOUSANDS)                                                          1997         1996         1995
---------------------------------------------------------------------------  -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(1)............................................................  $   411,296  $   249,458  $   312,942
  Adjustments to reconcile net income to net cash provided by operating activities:
  Equity in undistributed (earnings) losses of subsidiaries(1).............     (325,340)      23,986     (288,475)
  Other, net...............................................................        1,059       (3,772)       2,800
                                                                             -----------  -----------  -----------
        Net cash provided by operating activities..........................       87,015      269,672       27,267

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to subsidiaries.................................................     (127,352)     --           --
  Repayment of advances to subsidiaries....................................       76,104       70,000       70,000
  Sales and maturities of securities.......................................      --               322       11,650
                                                                             -----------  -----------  -----------
        Net cash provided (used) by investing activities...................      (51,248)      70,322       81,650

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in short term borrowings.........................      --          (632,296)         366
  Proceeds from reduction of investment in subsidiary equity...............      --             3,966      --
  Proceeds from issuance of subordinated capital notes.....................      200,000      --           --
  Repayments of subordinated capital notes and long term debt..............      (50,000)     (70,000)     (70,000)
  Redemption of preferred stock............................................     (135,000)     --           --
  Dividends paid(1)........................................................      (93,303)    (183,869)     (62,044)
  Other, net...............................................................        5,666        5,034       36,982
                                                                             -----------  -----------  -----------
        Net cash used by financing activities..............................      (72,637)    (877,165)     (94,696)
                                                                             -----------  -----------  -----------
  Net increase (decrease) in cash and due from banks.......................      (36,870)    (537,171)      14,221
  Cash and due from banks at beginning of year.............................      103,742      640,913      626,692
                                                                             -----------  -----------  -----------
        Cash and due from banks at end of year.............................  $    66,872  $   103,742  $   640,913
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
CASH PAID (RECEIVED) DURING THE YEAR FOR:
  Interest.................................................................  $     9,814  $    25,785  $    52,847
  Income taxes.............................................................        1,148         (198)      (2,030)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Dividends declared but unpaid(1).........................................  $    24,528  $    20,383  $    12,788

---------------

(1)  Amounts restated to give retroactive effect to the exchange referred to in
    Note 1 of the accompanying notes to Consolidated Financial Statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 22 -- SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Certain amounts in the following unaudited quarterly financial information have been reclassified to conform with current presentation. In the opinion of management, all adjustments necessary to fairly present the results of operations have been made.

                                                                              1997 QUARTERS ENDED
                                                             -----------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                DECEMBER 31   SEPTEMBER 30    JUNE 30     MARCH 31
-----------------------------------------------------------  ------------  -------------  ---------  -------------

Interest income............................................   $  523,530     $ 520,237    $ 504,663    $ 485,031
Interest expense...........................................      205,149       207,983      197,647      191,000
                                                             ------------  -------------  ---------  -------------
Net interest income........................................      318,381       312,254      307,016      294,031
Provision for credit losses................................       --            --           --           --
Noninterest income.........................................      120,374       116,820      111,021      114,786
Noninterest expense........................................      282,457       253,317      255,753      253,138
                                                             ------------  -------------  ---------  -------------
Income before income taxes.................................      156,298       175,757      162,284      155,679
Income tax expense.........................................       63,853        45,953       65,739       63,177
                                                             ------------  -------------  ---------  -------------
Net income.................................................   $   92,445     $ 129,804    $  96,545    $  92,502
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income applicable to common stock(1)...................   $   92,445     $ 127,857    $  93,718    $  89,676
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income per common share -- basic(1)....................   $     1.59     $    2.19    $    1.61    $    1.54
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income per common share -- diluted(1)..................   $     1.58     $    2.19    $    1.61    $    1.54
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Dividends per common share(3)..............................   $     0.42     $    0.42    $    0.35    $    0.35
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------

                                                                              1996 QUARTERS ENDED
                                                             -----------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                DECEMBER 31   SEPTEMBER 30    JUNE 30     MARCH 31
-----------------------------------------------------------  ------------  -------------  ---------  -------------

Interest income............................................   $  489,320     $ 481,315    $ 473,601    $ 483,068
Interest expense...........................................      196,236       189,727      185,362      187,401
                                                             ------------  -------------  ---------  -------------
Net interest income........................................      293,084       291,588      288,239      295,667
Provision for credit losses................................       10,000        10,000       10,000       10,000
Noninterest income.........................................      102,972       107,280      105,550      102,874
Noninterest expense........................................      285,021       284,075      313,784      252,024
                                                             ------------  -------------  ---------  -------------
Income before income taxes.................................      101,035       104,793       70,005      136,517
Income tax expense.........................................       41,234        42,810       25,597       53,251
                                                             ------------  -------------  ---------  -------------
Net income.................................................   $   59,801     $  61,983    $  44,408    $  83,266
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income applicable to common stock(1)...................   $   56,975     $  59,156    $  41,582    $  80,440
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income per common share -- basic(1)....................   $     0.98     $    1.02    $    0.72    $    1.38
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income per common share -- diluted(1)..................   $     0.98     $    1.02    $    0.71    $    1.38
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Dividends per common share(2)(3)...........................   $     0.35     $    0.35    $    0.35    $    0.35
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------

---------------

(1)  Amounts restated to give retroactive effect to the exchange referred to in
    Note 1 of the accompanying notes to Consolidated Financial Statements.

(2) Amounts prior to merger are based on Union Bank only and do not include the dividend of $145 million paid to The Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.

(3) Dividends per share for 1997 and 1996 are based on the Company's common stock outstanding as of the declaration date.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 23 -- SUBSEQUENT EVENT AND PRO FORMA INFORMATION

    On November 18, 1998, the Company's Board of Directors approved the declaration of a 3 for 1 stock split effective for shareholders of record on December 7, 1998. The following table presents a retroactive reconciliation of the pro forma basic and diluted EPS for the years ended December 31, 1997, 1996 and 1995 assuming that the stock split has occurred:

                                                                 YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------
                                                   1997                    1996                    1995
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE   ----------------------  ----------------------  ----------------------
DATA)                                       BASIC      DILUTED      BASIC      DILUTED      BASIC      DILUTED
----------------------------------------  ----------  ----------  ----------  ----------  ----------  ----------
Net Income..............................  $  411,296  $  411,296  $  249,458  $  249,458  $  312,942  $  312,942
Less:
  Preferred stock dividends.............      (7,600)     (7,600)    (11,306)    (11,306)    (11,305)    (11,305)
                                          ----------  ----------  ----------  ----------  ----------  ----------
Income available to common
  shareholders..........................  $  403,696  $  403,696  $  238,152  $  238,152  $  301,637  $  301,637
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------  ----------
Pro forma weighted average common shares
  outstanding...........................     174,683     174,683     174,391     174,391     173,806     173,806
Pro forma additional shares due to:
  Assumed conversion of dilutive stock
    options.............................      --             506      --             393      --             293
                                          ----------  ----------  ----------  ----------  ----------  ----------
Pro forma adjusted weighted average
  common shares outstanding.............     174,683     175,189     174,391     174,784     173,806     174,099
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------  ----------
Pro forma net income per share..........  $     2.31  $     2.30  $     1.37  $     1.36  $     1.74  $     1.73
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------  ----------

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

    The financial statements have been audited by Deloitte & Touche LLP, independent auditors, who were given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate. The independent auditors' report is presented on Page F-75.

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

                     [SIG]

Deloitte & Touche LLP
San Francisco, California
January 30, 1998 (November 18, 1998 as to the exchange of common shares referred to in Note 1, paragraphs 3 and 4, the adoption of SFAS No. 130, "Reporting Comprehensive Income", referred to in Notes 1 and 18, and the stock split referred to in Note 23.)

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

                                          Date: November 18, 1998

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

                 /s/STANLEY F. FARRAR
     -------------------------------------------        Director
                    Stanley F. Farrar

                /s/HERMAN E. GALLEGOS
     -------------------------------------------        Director
                   Herman E. Gallegos

                  /s/JACK L. HANCOCK
     -------------------------------------------        Director
                     Jack L. Hancock

                /s/RICHARD C. HARTNACK
     -------------------------------------------        Director
                   Richard C. Hartnack

                   /s/KAORU HAYAMA
     -------------------------------------------        Director
                      Kaoru Hayama

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

                /s/TAKAHIRO MORIGUCHI
     -------------------------------------------        Director
                   Takahiro Moriguchi

                /s/J. FERNANDO NIEBLA
     -------------------------------------------        Director
                   J. Fernando Niebla

                /s/SIDNEY R. PETERSEN
     -------------------------------------------        Director
                   Sidney R. Petersen

                 /s/CARL W. ROBERTSON
     -------------------------------------------        Director
                    Carl W. Robertson

                 /s/YOSHIHIKO SOMEYA
     -------------------------------------------        Director
                    Yoshihiko Someya

                 /s/HENRY T. SWIGERT
     -------------------------------------------        Director
                    Henry T. Swigert

                   /s/TSUNEO WAKAI
     -------------------------------------------        Director
                      Tsuneo Wakai

                 /s/ROBERT M. WALKER
     -------------------------------------------        Director
                    Robert M. Walker

                 /s/HIROSHI WATANABE
     -------------------------------------------        Director
                    Hiroshi Watanabe

     -------------------------------------------        Director
                    Blenda J. Wilson

     -------------------------------------------        Director
                     Kenji Yoshizawa

Dated: November 18, 1998