Form 10-Q/A
period 1998-03-31
UNIONBANCAL CORP
filed 1998-11-19
CIK 1011659

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

  Number of shares of Common Stock outstanding at October 31, 1998: 58,403,188

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                           PAGE NUMBER
                                                                                                          -------------
PART I
FINANCIAL INFORMATION

  Consolidated Financial Highlights.....................................................................            2

  Item 1. Financial Statements:
    Consolidated Statements of Income...................................................................            3
    Consolidated Balance Sheets.........................................................................            4
    Consolidated Statements of Changes in Shareholders' Equity..........................................            5
    Consolidated Statements of Cash Flows...............................................................            6
    Notes to Consolidated Financial Statements..........................................................            7

  Item 2. Management's Discussion and Analysis:
    Introduction........................................................................................           11
    Summary.............................................................................................           11
    Analysis of Earnings................................................................................           12
    Net Interest Income.................................................................................           13
    Noninterest Income..................................................................................           14
    Noninterest Expense.................................................................................           15
    Year 2000...........................................................................................           15
    Income Tax Expense..................................................................................           16
    Loans...............................................................................................           16
    Cross-Border Outstandings...........................................................................           17
    Allowance for Credit Losses.........................................................................           18
    Nonperforming Assets................................................................................           20
    Loans 90 Days or More Past Due and Still Accruing...................................................           20
    Liquidity...........................................................................................           20
    Regulatory Capital..................................................................................           21

  Item 3. Market Risk...................................................................................           21

PART II
OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..............................................................           22

  Signatures............................................................................................           22

                         PART I.  FINANCIAL INFORMATION

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                        --------------------------------------------------
                                                                                                    INCREASE (DECREASE)
                                                                         MARCH 31,    MARCH 31,   ------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                              1998         1997         AMOUNT       PERCENT
----------------------------------------------------------------------  -----------  -----------  ------------   ---------
RESULTS OF OPERATIONS:
  Net interest income (taxable-equivalent) (1)........................  $   318,646  $   295,452  $   23,194        7.85%
  Provision for credit losses.........................................       20,000           --      20,000          nm
  Noninterest income..................................................      128,030      114,786      13,244       11.54
  Noninterest expense.................................................      268,475      253,138      15,337        6.06
                                                                        -----------  -----------  ------------
  Income before income taxes (1)......................................      158,201      157,100       1,101        0.70
  Taxable-equivalent adjustment.......................................        1,196        1,421        (225)     (15.83)
  Income tax expense..................................................       61,428       63,177      (1,749)      (2.77)
                                                                        -----------  -----------  ------------
  Net income..........................................................  $    95,577  $    92,502  $    3,075        3.32%
                                                                        -----------  -----------  ------------
                                                                        -----------  -----------  ------------
NET INCOME APPLICABLE TO COMMON STOCK (2).............................  $    95,577  $    89,676  $    5,901        6.58%
                                                                        -----------  -----------  ------------
                                                                        -----------  -----------  ------------
PER COMMON SHARE:
  Net income--basic (2)...............................................  $      1.64  $      1.54  $     0.10        6.49%
  Net income--diluted (2).............................................         1.63         1.54        0.09        5.84
  Pro forma net income--basic (3).....................................         0.55         0.51        0.04        7.84
  Pro forma net income--diluted (3)...................................         0.54         0.51        0.03        5.88
  Dividends (4).......................................................         0.42         0.35        0.07       20.00
  Book value (end of period) (2)......................................        47.16        41.60        5.56       13.37
  Common shares outstanding (end of period) (2).......................   58,332,204   58,160,302     171,902        0.30
  Weighted average common shares outstanding--basic (2)...............   58,322,397   58,154,399     167,998        0.29
  Weighted average common shares outstanding--diluted (2).............   58,540,292   58,303,631     236,661        0.41
  Pro forma weighted average common shares outstanding--basic (3).....  174,967,192  174,463,198     503,994        0.29
  Pro forma weighted average common shares outstanding--diluted (3)...  175,620,877  174,910,894     709,983        0.41
BALANCE SHEET (END OF PERIOD):
  Total assets........................................................  $30,904,567  $29,423,537  $1,481,030        5.03%
  Total loans.........................................................   22,504,043   21,246,054   1,257,989        5.92
  Nonperforming assets................................................      132,403      167,045     (34,642)     (20.74)
  Total deposits......................................................   23,411,367   22,043,925   1,367,442        6.20
  Subordinated capital notes..........................................      348,000      282,000      66,000       23.40
  Preferred stock.....................................................           --      135,000    (135,000)    (100.00)
  Common equity (2)...................................................    2,750,696    2,419,276     331,420       13.70
BALANCE SHEET (PERIOD AVERAGE):
  Total assets........................................................  $29,865,256  $28,790,401  $1,074,855        3.73%
  Total loans.........................................................   22,611,092   21,213,018   1,398,074        6.59
  Earning assets......................................................   26,502,646   25,448,021   1,054,625        4.14
  Total deposits......................................................   22,431,446   21,528,957     902,489        4.19
  Common equity (2)...................................................    2,714,296    2,391,814     322,482       13.48
FINANCIAL RATIOS:
  Return on average assets (5)........................................         1.30%        1.30%
  Return on average common equity (2)(6)..............................        14.28        15.21
  Efficiency ratio (7)................................................        60.15        61.60
  Net interest margin (1).............................................         4.85         4.69
  Tier 1 risk-based capital ratio.....................................         9.16         9.15
  Total risk-based capital ratio......................................        11.23        10.85
  Leverage ratio......................................................         8.94         8.60
  Allowance for credit losses to total loans..........................         2.07         2.46
  Allowance for credit losses to nonaccrual loans.....................       414.44       382.56
  Net loans charged off to average total loans (8)....................         0.10         0.02
  Nonperforming assets to total loans and foreclosed assets...........         0.59         0.79
  Nonperforming assets to total assets................................         0.43         0.57

------------------------------
 (1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
 (2) All periods have been restated to give retroactive effect to the exchange on August 10, 1998 of 3.4 million shares of the Company's common stock for the Bank of Tokyo-Mitsubishi Ltd.'s direct ownership interest in Union Bank of California.
 (3) See Note 5 of accompanying notes to consolidated financial statements for information related to stock split declaration.
 (4) Dividends per share reflect dividends declared on the Company's common stock outstanding as of the declaration date.
 (5) Based on annualized net income.
 (6) Based on annualized net income applicable to common stock.
 (7) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.2) million in the first quarter of 1998 and $0.4 million in the first quarter of 1997.
 (8) Annualized.

nm = not meaningful

ITEM 1.  FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                    FOR THE THREE
                                                                                        MONTHS
                                                                                   ENDED MARCH 31,
                                                                                  ------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                       1998      1997
--------------------------------------------------------------------------------  --------  --------
INTEREST INCOME
  Loans.........................................................................  $448,049  $422,518
  Securities....................................................................    42,895    38,047
  Interest bearing deposits in banks............................................     8,299    11,199
  Federal funds sold and securities purchased under resale agreements...........     4,142     9,840
  Trading account assets........................................................     5,268     3,427
                                                                                  --------  --------
      Total interest income.....................................................   508,653   485,031
                                                                                  --------  --------
INTEREST EXPENSE
  Domestic deposits.............................................................   121,300   126,405
  Foreign deposits..............................................................    23,577    17,909
  Federal funds purchased and securities sold under repurchase agreements.......    14,075    10,391
  Commercial paper..............................................................    21,395    19,853
  Subordinated capital notes....................................................     5,754     5,503
  Other borrowed funds..........................................................     5,102    10,939
                                                                                  --------  --------
      Total interest expense....................................................   191,203   191,000
                                                                                  --------  --------
NET INTEREST INCOME.............................................................   317,450   294,031
Provision for credit losses.....................................................    20,000        --
                                                                                  --------  --------
      Net interest income after provision for credit losses.....................   297,450   294,031
                                                                                  --------  --------
NONINTEREST INCOME
  Service charges on deposit accounts...........................................    33,026    27,121
  Trust and investment management fees..........................................    27,993    23,898
  International commissions and fees............................................    17,631    15,079
  Credit card merchant fees.....................................................    14,379    13,044
  Merchant banking fees.........................................................     9,622     8,380
  Securities gains, net.........................................................     4,926       471
  Other.........................................................................    20,453    26,793
                                                                                  --------  --------
      Total noninterest income..................................................   128,030   114,786
                                                                                  --------  --------
NONINTEREST EXPENSE
  Salaries and employee benefits................................................   150,383   140,788
  Net occupancy.................................................................    22,025    19,630
  Equipment.....................................................................    13,839    13,687
  Communications................................................................    11,229    10,268
  Credit card processing........................................................    10,080     9,722
  Data processing...............................................................     6,502     6,423
  Printing and office supplies..................................................     6,335     6,169
  Advertising and public relations..............................................     6,051     6,009
  Foreclosed asset expense (income).............................................      (198)      411
  Merger and integration........................................................        --     6,037
  Other.........................................................................    42,229    33,994
                                                                                  --------  --------
      Total noninterest expense.................................................   268,475   253,138
                                                                                  --------  --------
Income before income taxes......................................................   157,005   155,679
Income tax expense..............................................................    61,428    63,177
                                                                                  --------  --------
NET INCOME......................................................................  $ 95,577  $ 92,502
                                                                                  --------  --------
                                                                                  --------  --------
NET INCOME APPLICABLE TO COMMON STOCK (1).......................................  $ 95,577  $ 89,676
                                                                                  --------  --------
                                                                                  --------  --------
NET INCOME PER COMMON SHARE--BASIC (1)..........................................  $   1.64  $   1.54
                                                                                  --------  --------
                                                                                  --------  --------
NET INCOME PER COMMON SHARE--DILUTED (1)........................................  $   1.63  $   1.54
                                                                                  --------  --------
                                                                                  --------  --------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC (1)...........................    58,322    58,154
                                                                                  --------  --------
                                                                                  --------  --------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED (1).........................    58,540    58,304
                                                                                  --------  --------
                                                                                  --------  --------
PRO FORMA NET INCOME PER COMMON SHARE--BASIC (2)................................  $   0.55  $   0.51
                                                                                  --------  --------
                                                                                  --------  --------
PRO FORMA NET INCOME PER COMMON SHARE--DILUTED (2)..............................  $   0.54  $   0.51
                                                                                  --------  --------
                                                                                  --------  --------
PRO FORMA WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC (2).................   174,967   174,463
                                                                                  --------  --------
                                                                                  --------  --------
PRO FORMA WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED (2)...............   175,621   174,911
                                                                                  --------  --------
                                                                                  --------  --------

------------------------------
(1) Amounts restated to reflect the exchange referred to in Note 1 of the accompanying notes to consolidated financial statements.
(2) See Note 5 of accompanying notes to consolidated financial statements for information statements for information related to stock split declaration.

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                         MARCH 31,    DECEMBER 31,    MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                  1998           1997          1997
---------------------------------------------------------------------  -------------  ------------  -------------
ASSETS
Cash and due from banks..............................................   $ 2,449,290    $2,541,699    $ 2,172,478
Interest bearing deposits in banks...................................       193,578       633,421        681,308
Federal funds sold and securities purchased under resale agreements..       743,887        24,335        650,790
                                                                       -------------  ------------  -------------
    Total cash and cash equivalents..................................     3,386,755     3,199,455      3,504,576
Trading account assets...............................................       851,189       394,313        496,556
Securities available for sale........................................     2,807,124     2,538,386      2,244,233
Securities held to maturity (market value: March 31, 1998, $179,317;
 December 31, 1997, $193,115; March 31, 1997, $262,568)..............       175,696       188,775        259,430
Loans (net of allowance for credit losses: March 31, 1998, $466,043;
 December 31, 1997, $451,692; March 31, 1997, $522,835)..............    22,038,000    22,289,716     20,723,219
Due from customers on acceptances....................................       535,754       773,339        948,064
Premises and equipment, net..........................................       395,272       406,299        411,424
Other assets.........................................................       714,777       794,982        836,035
                                                                       -------------  ------------  -------------
    Total assets.....................................................   $30,904,567    $30,585,265   $29,423,537
                                                                       -------------  ------------  -------------
                                                                       -------------  ------------  -------------
LIABILITIES
Domestic deposits:
  Noninterest bearing................................................   $ 9,047,869    $8,574,515    $ 7,612,287
  Interest bearing...................................................    12,201,217    12,666,458     12,620,106
Foreign deposits:
  Noninterest bearing................................................       271,250       275,029        296,692
  Interest bearing...................................................     1,891,031     1,780,372      1,514,840
                                                                       -------------  ------------  -------------
    Total deposits...................................................    23,411,367    23,296,374     22,043,925
Federal funds purchased and securities sold under repurchase
 agreements..........................................................     1,009,523     1,335,884        809,846
Commercial paper.....................................................     1,588,589       966,575      1,427,588
Other borrowed funds.................................................       401,221       476,010        796,929
Acceptances outstanding..............................................       535,754       773,339        948,064
Other liabilities....................................................       859,417       709,784        560,909
Subordinated capital notes...........................................       348,000       348,000        282,000
                                                                       -------------  ------------  -------------
    Total liabilities................................................    28,153,871    27,905,966     26,869,261
                                                                       -------------  ------------  -------------
SHAREHOLDERS' EQUITY (1)
Preferred stock:
  Authorized 5,000,000 shares 8 3/8% Noncumulative, Series A, issued
    1,350,000 shares as of March 31, 1997............................            --            --        135,000
Common stock--$5 stated value:
  Authorized 100,000,000 shares, issued 58,332,204 as of March 31,
    1998, 58,305,891 as of December 31, 1997, and 58,160,302 as of
    March 31, 1997...................................................       291,661       291,529        290,801
Additional paid-in capital...........................................     1,424,139     1,422,680      1,413,346
Retained earnings....................................................     1,029,401       957,662        715,096
Accumulated other comprehensive income...............................         5,495         7,428             33
                                                                       -------------  ------------  -------------
    Total shareholders' equity.......................................     2,750,696     2,679,299      2,554,276
                                                                       -------------  ------------  -------------
    Total liabilities and shareholders' equity.......................   $30,904,567    $30,585,265   $29,423,537
                                                                       -------------  ------------  -------------
                                                                       -------------  ------------  -------------

--------------------------
(1)  Amounts restated to give retroactive effect to the exchange referred to in
    Note 1 of the accompanying notes to consolidated financial statements.

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY(1)
                                  (UNAUDITED)

                                                                                            FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                          ------------------------
(DOLLARS IN THOUSANDS)                                                                       1998         1997
----------------------------------------------------------------------------------------  -----------  -----------
PREFERRED STOCK
Balance, beginning of period............................................................  $        --  $   135,000
Redemption of preferred stock...........................................................           --           --
                                                                                          -----------  -----------
  Balance, end of period................................................................  $        --  $   135,000
                                                                                          -----------  -----------
COMMON STOCK
Balance, beginning of period............................................................  $   291,529  $   290,762
Dividend reinvestment plan..............................................................            3            1
Deferred compensation--restricted stock awards..........................................            1           (5)
Stock options exercised.................................................................          128           43
                                                                                          -----------  -----------
  Balance, end of period................................................................  $   291,661  $   290,801
                                                                                          -----------  -----------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period............................................................  $ 1,422,680  $ 1,413,076
Dividend reinvestment plan..............................................................            3          (35)
Deferred compensation--restricted stock awards..........................................          108          (34)
Stock options exercised.................................................................        1,348          339
                                                                                          -----------  -----------
  Balance, end of period................................................................  $ 1,424,139  $ 1,413,346
                                                                                          -----------  -----------
RETAINED EARNINGS
Balance, beginning of period............................................................  $   957,662  $   645,214
Net income(2)...........................................................................       95,577       92,502
Dividends on common stock(3)............................................................      (24,538)     (20,386)
Dividends on preferred stock............................................................           --       (2,826)
Deferred compensation--restricted stock awards..........................................          700          592
                                                                                          -----------  -----------
  Balance, end of period................................................................  $ 1,029,401  $   715,096
                                                                                          -----------  -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period............................................................  $     7,428  $    10,881
Net income(2)...........................................................................       95,577       92,502
Other comprehensive income..............................................................       (1,933)     (10,848)
                                                                                          -----------  -----------
Comprehensive income....................................................................      101,072       92,535
Less: net income included in retained earnings..........................................      (95,577)     (92,502)
                                                                                          -----------  -----------
  Balance, end of period................................................................  $     5,495  $        33
                                                                                          -----------  -----------
    TOTAL SHAREHOLDERS' EQUITY..........................................................  $ 2,750,696  $ 2,554,276
                                                                                          -----------  -----------
                                                                                          -----------  -----------

------------------------------
(1)  Amounts restated to give retroactive effect to the exchange referred to in
    Note 1 of the accompanying notes to consolidated financial statements.
(2) Includes income applicable to preferred shareholders of $2.8 million in the first quarter of 1997.
(3) Dividends per share were $0.42 and $0.35 in the first quarter of 1998 and 1997, respectively, and are based on the Company's shares outstanding as of the declaration date.

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                          ------------------------
(DOLLARS IN THOUSANDS)                                                                       1998         1997
----------------------------------------------------------------------------------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................................  $    95,577  $    92,502
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses.........................................................       20,000           --
    Depreciation, amortization and accretion............................................       16,850       16,288
    Provision for deferred income taxes.................................................       12,467        8,401
    Gain on sales of securities available for sale......................................       (4,926)        (471)
    Merger and integration costs less than cash utilized................................       (8,662)      (9,323)
    Net increase in trading account assets..............................................     (456,876)      (8,554)
    Other, net..........................................................................      233,032      (57,712)
                                                                                          -----------  -----------
      Total adjustments.................................................................     (188,115)     (51,371)
                                                                                          -----------  -----------
  Net cash (used) provided by operating activities......................................      (92,538)      41,131
                                                                                          -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale..................................      317,209          594
  Proceeds from matured and called securities available for sale........................       65,072       45,840
  Purchase of securities available for sale.............................................     (668,162)    (138,044)
  Proceeds from matured and called securities held to maturity..........................       13,136        8,871
  Net decrease (increase) in loans......................................................      224,162     (206,892)
  Other, net............................................................................       15,694      (18,568)
                                                                                          -----------  -----------
    Net cash used by investing activities...............................................      (32,889)    (308,199)
                                                                                          -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..............................................................      114,993      510,965
  Net decrease in federal funds purchased and securities sold under repurchase
    agreements..........................................................................     (326,361)    (512,808)
  Net increase (decrease) in commercial paper and other borrowed funds..................      547,225      (20,368)
  Maturity and redemption of subordinated debt..........................................           --     (100,000)
  Dividends paid........................................................................      (24,528)     (23,211)
  Other, net............................................................................        1,829          835
                                                                                          -----------  -----------
    Net cash provided (used) by financing activities....................................      313,158     (144,587)
                                                                                          -----------  -----------
Net increase (decrease) in cash and cash equivalents....................................      187,731     (411,655)
Cash and cash equivalents at beginning of period........................................    3,199,455    3,937,697
Effect of exchange rate changes on cash and cash equivalents............................         (431)     (21,466)
                                                                                          -----------  -----------
Cash and cash equivalents at end of period..............................................  $ 3,386,755  $ 3,504,576
                                                                                          -----------  -----------
                                                                                          -----------  -----------
CASH PAID DURING THE PERIOD FOR:
  Interest..............................................................................  $   200,270  $   191,870
  Income taxes..........................................................................       17,843          502
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Loans transferred to foreclosed assets (OREO).........................................  $     6,990  $     7,821
  Dividends declared but unpaid.........................................................       24,538       20,386

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

    The unaudited consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q. However, they do not include all of the information and disclosures necessary for annual financial statements in conformity with GAAP. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K/A for the year ended December 31, 1997. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

    The exchange of shares was accounted for as a reorganization of entities under common control. Accordingly, amounts previously reported as Parent Direct Interest in Bank Subsidiary, including the proportionate share of net income, dividends, and other comprehensive income have been reclassified to combine with the corresponding amounts attributable to the Company's common shareholders for all periods presented.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The Standard revises the disclosure requirements for pensions and other postretirement benefits. Adoption of this Statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. This Statement is effective for fiscal years beginning after December 15, 1997.

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

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------------------------
                                                                            1998                    1997
                                                                   ----------------------  ----------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                        BASIC      DILUTED      BASIC      DILUTED
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
Net income.......................................................  $   95,577  $   95,577  $   92,502  $   92,502
Less:
  Dividends on preferred stock...................................      --          --          (2,826)     (2,826)
                                                                   ----------  ----------  ----------  ----------
Income available to common shareholders(1).......................  $   95,577  $   95,577  $   89,676  $   89,676
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

Weighted average common shares outstanding(1)....................      58,322      58,322      58,154      58,154
Additional shares due to:
  Assumed conversion of dilutive stock options...................      --             218      --             150
                                                                   ----------  ----------  ----------  ----------
Adjusted weighted average common shares outstanding(1)...........      58,322      58,540      58,154      58,304
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Net income per share(1)..........................................  $     1.64  $     1.63  $     1.54  $     1.54
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

------------------------

(1) Amounts restated to reflect the exchange referred to in Note 1 of the accompanying notes to consolidated financial statements.

NOTE 4--COMPREHENSIVE INCOME

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. This Statement is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement in the first quarter of 1998 resulted in a change in

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE 4--COMPREHENSIVE INCOME (CONTINUED) the financial statement presentation, but did not have an impact on the Company's consolidated financial position, results of operations or cash flows. Certain amounts in the prior period have been reclassified to conform to the current presentation under SFAS No. 130.

    The following is a summary of the components of accumulated other comprehensive income.

                                                              FOR THE THREE MONTHS ENDED
                                                        --------------------------------------
                                                          MARCH 31, 1998      MARCH 31, 1997
                                                        ------------------  ------------------
                                                        ACCUMULATED OTHER   ACCUMULATED OTHER
                                                          COMPREHENSIVE       COMPREHENSIVE
(DOLLARS IN THOUSANDS)                                      INCOME(1)           INCOME(1)
------------------------------------------------------  ------------------  ------------------
Net unrealized gain (loss) on available for sale
  securities, net of reclassification adjustment:
  Beginning balance...................................     $     19,886        $     14,064
  Net unrealized gain (loss) on available for sale
    securities during the quarter, before tax.........            1,094             (16,063)
  Income tax (expense) benefit........................             (443)              6,505
  Less: reclassification adjustment for net realized
    gains on available for sale securities included in
    net income during the quarter, before tax.........           (4,926)               (471)
  Plus: income tax expense............................            1,995                 191
                                                               --------            --------
  Net activity........................................           (2,280)             (9,838)
                                                               --------            --------
  Ending balance......................................           17,606               4,226
                                                               --------            --------
Foreign currency translation adjustments:
  Beginning balance...................................          (12,458)             (3,183)
  Foreign currency translation adjustments during the
    quarter, before tax...............................              583              (1,697)
  Income tax (expense) benefit........................             (236)                687
                                                               --------            --------
  Net activity........................................              347              (1,010)
                                                               --------            --------
  Ending balance......................................          (12,111)             (4,193)
                                                               --------            --------
Other comprehensive income............................     $     (1,933)       $    (10,848)
                                                               --------            --------
                                                               --------            --------
Accumulated other comprehensive income................     $      5,495        $         33
                                                               --------            --------
                                                               --------            --------

------------------------

(1) Amounts restated to reflect the exchange referred to in Note 1 of the accompanying notes to consolidated financial statements.

NOTE 5--SUBSEQUENT EVENTS AND PRO FORMA INFORMATION

    On April 16, 1998, the Company sold its credit card portfolio to First National Bank of Omaha in Omaha, Nebraska. The sale of $253 million in credit card receivables resulted in a pre-tax gain of $17 million, which will be recognized in the second quarter of 1998.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE 5--SUBSEQUENT EVENTS AND PRO FORMA INFORMATION (CONTINUED)
    On November 18, 1998, the Company's Board of Directors approved the declaration of a 3 for 1 stock split effective for shareholders of record on December 7, 1998. The following table presents a retroactive reconciliation of the pro forma basic and diluted EPS for the three months ended March 31, 1998 and 1997, assuming that the stock split has occurred:

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------------------------
                                                                            1998                    1997
                                                                   ----------------------  ----------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                        BASIC      DILUTED      BASIC      DILUTED
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
Net income.......................................................  $   95,577  $   95,577  $   92,502  $   92,502
Less:
  Dividends on preferred stock...................................      --          --          (2,826)     (2,826)
                                                                   ----------  ----------  ----------  ----------
Income available to common shareholders..........................  $   95,577  $   95,577  $   89,676  $   89,676
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

Pro forma weighted average common shares outstanding.............     174,967     174,967     174,463     174,463
Pro forma additional shares due to:
  Assumed conversion of dilutive stock options...................      --             654      --             448
                                                                   ----------  ----------  ----------  ----------
Pro forma adjusted weighted average common shares outstanding....     174,967     175,621     174,463     174,911
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Pro forma net income per share...................................  $     0.55  $     0.54  $     0.51  $     0.51
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    UnionBanCal Corporation (UNBC) is a San Francisco, California-based bank holding company with consolidated assets of $30.9 billion at March 31, 1998. Based on total assets, UNBC and its consolidated subsidiaries (the Company) was the third largest bank holding company in California and among the 30 largest in the United States. At March 31, 1998, the Company operated 240 banking offices in California, 5 banking offices in Oregon and Washington, and 18 overseas facilities. UNBC is 82 percent owned by The Bank of Tokyo-Mitsubishi, Ltd. (BTM) and 18 percent owned by other shareholders. UNBC's principal subsidiary, Union Bank of California, N.A. (the Bank), is wholly owned by UNBC. (See Note 1 of the Company's accompanying notes to the consolidated financial statements.)

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

SUMMARY

    Net income in the first quarter of 1998 was $95.6 million. Net income in the first quarter of 1997 was $92.5 million. Net income applicable to common stock was $95.6 million, or $1.63 per diluted common share, in the first quarter of 1998, compared with $89.7 million, or $1.54 per diluted common share, in the first quarter of 1997. Other highlights of the first quarter of 1998 include:

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

    - In the first quarter of 1998, the return on average assets remained unchanged at 1.30 percent from a year earlier. The return on average common equity was 14.28 percent at March 31, 1998 compared to 15.21 percent at March 31, 1997.

    - Total loans at March 31, 1998 increased $1.3 billion, or 6 percent, over March 31, 1997, primarily due to growth in the commercial, financial and industrial portfolio. At $22.5 billion, total loans were 1 percent lower at March 31, 1998 than at December 31, 1997.

    - The Company's Tier 1 and total risk-based capital ratios were 9.16 percent and 11.23 percent at March 31, 1998, compared with 9.15 percent and 10.85 percent at March 31, 1997. The first quarter 1998 leverage ratio for the Company was 8.94 percent, compared with 8.60 percent for the first quarter of 1997. The increase in the Tier 1 risk-based capital ratio was attributable to retained earnings growing faster than risk-weighted assets, partly offset by the redemption of $135.0 million of preferred stock in the third quarter of 1997. The increase in the total risk-based capital ratio was attributable to the issuance of $200.0 million in subordinated capital notes in the second quarter of 1997.

ANALYSIS OF EARNINGS

                                                                                 FOR THE THREE MONTHS ENDED
                                                                      ------------------------------------------------
                                                                                                 INCREASE (DECREASE)
                                                                       MARCH 31,    MARCH 31,   ----------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                            1998         1997        AMOUNT      PERCENT
--------------------------------------------------------------------  -----------  -----------  -----------  ---------
EARNINGS SUMMARY
  Interest income(1)................................................   $ 509,849    $ 486,452    $  23,397        4.81%
  Interest expense..................................................     191,203      191,000          203        0.11
                                                                      -----------  -----------  -----------
  Net interest income(1)............................................     318,646      295,452       23,194        7.85
  Provision for credit losses.......................................      20,000       --           20,000          nm
  Noninterest income................................................     128,030      114,786       13,244       11.54
  Noninterest expense...............................................     268,475      253,138       15,337        6.06
                                                                      -----------  -----------  -----------
  Income before income taxes(1).....................................     158,201      157,100        1,101        0.70
  Taxable-equivalent adjustment.....................................       1,196        1,421         (225)     (15.83)
  Income tax expense................................................      61,428       63,177       (1,749)      (2.77)
                                                                      -----------  -----------  -----------
  Net income........................................................   $  95,577    $  92,502    $   3,075        3.32%
                                                                      -----------  -----------  -----------
                                                                      -----------  -----------  -----------
  Net income applicable to common stock (2).........................   $  95,577    $  89,676    $   5,901        6.58%
                                                                      -----------  -----------  -----------
                                                                      -----------  -----------  -----------
PER COMMON SHARE
  Net income--basic (2).............................................   $    1.64    $    1.54    $    0.10        6.49%
  Net income--diluted (2)...........................................        1.63         1.54         0.09        5.84
  Dividends (3).....................................................        0.42         0.35         0.07       20.00
  Book value (end of period) (2)....................................       47.16        41.60         5.56       13.37
  Weighted average common share outstanding--basic (2)..............      58,322       58,154          168        0.29
  Weighted average common share outstanding--diluted (2)............      58,540       58,304          236        0.40

------------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Amounts restated to reflect the exchange referred to in Note 1 of the accompanying notes to consolidated financial statements.

(3) Dividends per share are based on the Company's shares outstanding as of the declaration date.

nm = not meaningful

NET INTEREST INCOME

    The table below shows the major components of net interest income and net interest margin.

                                                                                  FOR THE THREE MONTHS ENDED
                                                            -----------------------------------------------------------------------
                                                                      MARCH 31, 1998                       MARCH 31, 1997
                                                            ----------------------------------   ----------------------------------
                                                                          INTEREST     AVERAGE                 INTEREST     AVERAGE
                                                              AVERAGE      INCOME/     YIELD/      AVERAGE      INCOME/     YIELD/
(DOLLARS IN THOUSANDS)                                        BALANCE    EXPENSE(1)    RATE(1)     BALANCE    EXPENSE(1)    RATE(1)
----------------------------------------------------------  -----------  -----------   -------   -----------  -----------   -------
ASSETS
Loans: (2)
  Domestic................................................  $21,193,940  $   424,538    8.10%    $19,827,556  $   401,579    8.21%
  Foreign (3).............................................    1,417,152       23,717    6.79       1,385,462       21,230    6.21
Securities--taxable (4)...................................    2,571,452       41,019    6.41       2,312,482       35,829    6.24
Securities--tax-exempt (4)................................      112,809        2,826   10.02         134,157        3,348    9.98
Interest bearing deposits in banks........................      533,462        8,299    6.31         802,784       11,199    5.66
Federal funds sold and securities purchased under resale
  agreements..............................................      298,288        4,142    5.63         733,499        9,840    5.44
Trading account assets....................................      375,543        5,308    5.73         252,081        3,427    5.51
                                                            -----------  -----------             -----------  -----------
    Total earning assets..................................   26,502,646      509,849    7.78      25,448,021      486,452    7.73
                                                                         -----------                          -----------
Allowance for credit losses...............................     (458,761)                            (531,621)
Cash and due from banks...................................    1,953,427                            2,032,209
Premises and equipment, net...............................      402,392                              416,582
Other assets..............................................    1,465,552                            1,425,210
                                                            -----------                          -----------
    Total assets..........................................  $29,865,256                          $28,790,401
                                                            -----------                          -----------
                                                            -----------                          -----------

LIABILITIES
Domestic deposits:
  Interest bearing........................................  $ 5,447,502       38,448    2.86     $ 5,212,126       35,961    2.80
  Savings and consumer time...............................    3,079,386       29,212    3.85       2,918,508       27,025    3.76
  Large time..............................................    3,917,627       53,640    5.55       4,755,047       63,419    5.41
Foreign deposits (3)......................................    1,837,349       23,577    5.20       1,540,546       17,909    4.71
                                                            -----------  -----------             -----------  -----------
    Total interest bearing deposits.......................   14,281,864      144,877    4.11      14,426,227      144,314    4.06
                                                            -----------  -----------             -----------  -----------
Federal funds purchased and securities sold under
  repurchase agreements...................................    1,080,828       14,075    5.28         819,980       10,391    5.14
Subordinated capital notes................................      349,111        5,754    6.68         343,111        5,503    6.51
Commercial paper..........................................    1,568,756       21,395    5.53       1,512,649       19,853    5.32
Other borrowed funds......................................      365,488        5,102    5.66         779,123       10,939    5.69
                                                            -----------  -----------             -----------  -----------
    Total borrowed funds..................................    3,364,183       46,326    5.58       3,454,863       46,686    5.48
                                                            -----------  -----------             -----------  -----------
    Total interest bearing liabilities....................   17,646,047      191,203    4.39      17,881,090      191,000    4.33
                                                                         -----------                          -----------
Noninterest bearing deposits..............................    8,149,582                            7,102,730
Other liabilities.........................................    1,355,331                            1,279,767
                                                            -----------                          -----------
    Total liabilities.....................................   27,150,960                           26,263,587
SHAREHOLDERS' EQUITY......................................
Preferred stock...........................................      --                                   135,000
Common equity(5)..........................................    2,714,296                            2,391,814
                                                            -----------                          -----------
    Total shareholders' equity............................    2,714,296                            2,526,814
                                                            -----------                          -----------
    Total liabilities and shareholders' equity............  $29,865,256                          $28,790,401
                                                            -----------                          -----------
                                                            -----------                          -----------
Net interest income/margin (taxable-equivalent basis).....                   318,646    4.85%                     295,452    4.69%
Less: taxable-equivalent adjustment.......................                     1,196                                1,421
                                                                         -----------                          -----------
    Net interest income...................................               $   317,450                          $   294,031
                                                                         -----------                          -----------
                                                                         -----------                          -----------

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

(5) Amounts restated to reflect the exchange referred to in Note 1 of the accompanying notes to consolidated financial statements.

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

    Average earning assets were $26.5 billion in the first quarter of 1998, compared with $25.4 billion in the first quarter of 1997. Most of this increase was attributable to growth in average loans, which increased $1.4 billion, or 7 percent, and average securities, which were $237.6 million, or 10 percent, higher, offset by a $435.2 million decrease in average federal funds sold and securities purchased under resale agreements. Average commercial, financial and industrial loans, which increased $1.2 billion, and average commercial mortgage loans, which increased $335.6 million, contributed most of the loan growth. See "Loans" on page 16 for additional commentary on growth in the loan portfolio. The increase in primarily fixed rate securities reflected interest rate risk management actions to reduce the Company's exposure to declines in interest rates, and, secondarily, to increase liquidity.

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

    The Company plans to complete the Year 2000 project in advance of December 31, 1999. Of the estimated total project cost of approximately $40 million, the remaining amount to be incurred for the Year 2000 project is approximately $36 million and will be funded by normal operating cash and staffed by external resources as well as internal staff redeployed from less time-sensitive assignments. Approximately $10 million of the remaining cost is attributable to the purchase of new hardware and software, which will be capitalized and expensed over the useful lives of those assets. The remaining $27 million, which will be expensed as incurred over the next two years, is not expected to have a material effect on the results of operations, liquidity or capital resources. During first quarter of 1998, the Company incurred and expensed approximately $2 million related to its assessment of the Year 2000 issue and its preliminary efforts in implementing the Year 2000 project plan. As with all financial institutions, there is a high degree of reliance being placed on the systems of other institutions to properly settle transactions. Their inability to process transactions properly or the Company's inability to complete its plan on time could have a material adverse effect on the Company.

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

                                                                                                    INCREASE (DECREASE)
                                                                                                    MARCH 31, 1998 FROM
                                                                                         ------------------------------------------
                                                                                          DECEMBER 31, 1997       MARCH 31, 1997
                                                 MARCH 31,   DECEMBER 31,    MARCH 31,   --------------------   -------------------
(DOLLARS IN THOUSANDS)                             1998          1997          1997       AMOUNT     PERCENT      AMOUNT    PERCENT
----------------------------------------------  -----------  ------------   -----------  ---------  ---------   ----------  -------
Domestic:
  Commercial, financial and industrial........  $10,908,882  $10,747,179    $ 9,678,762  $ 161,703     1.50%    $1,230,120   12.71%
  Construction................................      270,210      293,333        331,149    (23,123)   (7.88)       (60,939) (18.40)
  Mortgage:
    Residential...............................    2,923,174    2,961,233      2,973,411    (38,059)   (1.29)       (50,237)  (1.69)
    Commercial................................    2,971,186    2,951,807      2,650,511     19,379     0.66        320,675   12.10
                                                -----------  ------------   -----------  ---------              ----------
      Total mortgage..........................    5,894,360    5,913,040      5,623,922    (18,680)   (0.32)       270,438    4.81
  Consumer:
    Installment...............................    2,067,372    2,090,752      2,061,883    (23,380)   (1.12)         5,489    0.27
    Home equity...............................      934,857      992,916      1,064,357    (58,059)   (5.85)      (129,500) (12.17)
    Credit card and other lines of credit.....      254,525      270,097        284,009    (15,572)   (5.77)       (29,484) (10.38)
                                                -----------  ------------   -----------  ---------              ----------
      Total consumer..........................    3,256,754    3,353,765      3,410,249    (97,011)   (2.89)      (153,495)  (4.50)
  Lease financing.............................      888,846      874,860        824,325     13,986     1.60         64,521    7.83
                                                -----------  ------------   -----------  ---------              ----------
      Total loans in domestic offices.........   21,219,052   21,182,177     19,868,407     36,875     0.17      1,350,645    6.80
Loans originated in foreign branches..........    1,284,991    1,559,231      1,377,647   (274,240)  (17.59)       (92,656)  (6.73)
                                                -----------  ------------   -----------  ---------              ----------
      Total loans.............................  $22,504,043  $22,741,408    $21,246,054  $(237,365)   (1.04)%   $1,257,989    5.92%
                                                -----------  ------------   -----------  ---------              ----------
                                                -----------  ------------   -----------  ---------              ----------

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

    Compared with one year earlier, the Company's Tier 1 risk-based capital ratio at March 31, 1998 increased 1 basis point to 9.16 percent, the total risk-based capital ratio increased 38 basis points to 11.23 percent, and the leverage ratio increased 34 basis points to 8.94 percent. The increase in the Tier 1 risk-based capital ratio was attributable to retained earnings growing faster than risk-weighted assets, partly offset by the redemption of $135.0 million of preferred stock in the third quarter of 1997. The increase in the total risk-based capital ratio was attributable to the issuance of $200.0 million in subordinated capital notes in the second quarter of 1997.

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

                                          UNIONBANCAL CORPORATION
                                                 (Registrant)

                                          By         /s/ DAVID I. MATSON
                                            ------------------------------------
                                                      David I. Matson
                                                EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER

                                          By        /s/ DAVID A. ANDERSON
                                            ------------------------------------
                                                     David A. Anderson
                                            SENIOR VICE PRESIDENT AND CONTROLLER

                                          Dated:  November 19, 1998