Form 10-Q/A
period 1998-06-30
UNIONBANCAL CORP
filed 1998-11-19
CIK 1011659

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

                         PART I. FINANCIAL INFORMATION

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                                                PERCENT CHANGE TO
                                                                             FOR THE THREE MONTHS ENDED        JUNE 30, 1998 FROM:
                                                                        -------------------------------------  --------------------
                                                                         JUNE 30,     MARCH 31,    JUNE 30,    MARCH 31,   JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                              1998         1998         1997        1998        1997
----------------------------------------------------------------------  -----------  -----------  -----------  ---------   --------
RESULTS OF OPERATIONS:
  Net interest income (taxable-equivalent)(1).........................  $   326,708  $   318,646  $   308,401     2.53%       5.94%
  Provision for credit losses.........................................       15,000       20,000           --   (25.00)         nm
  Noninterest income..................................................      147,994      128,030      111,021    15.59       33.30
  Noninterest expense.................................................      277,325      268,475      255,753     3.30        8.43
                                                                        -----------  -----------  -----------
  Income before income taxes(1).......................................      182,377      158,201      163,669    15.28       11.43
  Taxable-equivalent adjustment.......................................        1,152        1,196        1,385    (3.68)     (16.82)
  Income tax expense..................................................       72,704       61,428       65,739    18.36       10.59
                                                                        -----------  -----------  -----------
  Net income..........................................................  $   108,521  $    95,577  $    96,545    13.54%      12.40%
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------
NET INCOME APPLICABLE TO COMMON STOCK(2)..............................  $   108,521  $    95,577  $    93,718    13.54%      15.80%
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------
PER COMMON SHARE:
  Net income--basic(2)................................................  $      1.86  $      1.64  $      1.61    13.41%      15.53%
  Net income--diluted(2)..............................................         1.85         1.63         1.61    13.50       14.91
  Pro forma net income--basic(3)......................................         0.62         0.55         0.54    12.73       14.81
  Pro forma net income--diluted(3)....................................         0.62         0.54         0.54    14.81       14.81
  Dividends(4)........................................................         0.42         0.42         0.35       --       20.00
  Book value (end of period)(2).......................................        48.63        47.16        43.00     3.12       13.09
  Common shares outstanding (end of period)(2)........................   58,391,538   58,332,204   58,256,833     0.10        0.23
  Weighted average common shares outstanding--basic(2)................   58,371,658   58,322,397   58,185,506     0.08        0.32
  Weighted average common shares outstanding--diluted(2)..............   58,596,656   58,540,292   58,337,514     0.10        0.44
  Pro forma weighted average common shares outstanding--basic(3)......  175,114,975  174,967,192  174,556,519     0.08        0.32
  Pro forma weighted average common shares
    outstanding--diluted(3)...........................................  175,789,969  175,620,877  175,012,543     0.10        0.44
BALANCE SHEET (END OF PERIOD):
  Total assets........................................................  $30,922,575  $30,904,567  $30,171,952     0.06%       2.49%
  Total loans.........................................................   22,958,328   22,504,043   22,129,118     2.02        3.75
  Nonperforming assets................................................      122,943      132,403      176,199    (7.14)     (30.22)
  Total deposits......................................................   23,412,519   23,411,367   22,352,919       --        4.74
  Subordinated capital notes..........................................      348,000      348,000      482,000       --      (27.80)
  Preferred stock.....................................................           --           --      135,000       --          nm
  Common equity(2)....................................................    2,839,530    2,750,696    2,504,857     3.23       13.36
BALANCE SHEET (PERIOD AVERAGE):
  Total assets........................................................  $29,756,517  $29,865,256  $29,439,297    (0.36)%      1.08%
  Total loans.........................................................   22,698,082   22,611,092   21,689,154     0.38        4.65
  Earning assets......................................................   26,724,142   26,502,646   26,006,291     0.84        2.76
  Total deposits......................................................   22,154,050   22,431,446   21,707,498    (1.24)       2.06
  Common equity(2)....................................................    2,795,714    2,714,296    2,464,751     3.00       13.43
FINANCIAL RATIOS:
  Return on average assets(5).........................................         1.46%        1.30%        1.32%
  Return on average common equity(2)(6)...............................        15.57        14.28        15.25
  Efficiency ratio(7).................................................        58.47        60.15        60.87
  Net interest margin(1)..............................................         4.90         4.85         4.75
  Tier 1 risk-based capital ratio.....................................         9.28         9.16         9.19
  Total risk-based capital ratio......................................        11.34        11.23        11.59
  Leverage ratio......................................................         9.27         8.94         8.68
  Allowance for credit losses to total loans..........................         2.08         2.07         2.27
  Allowance for credit losses to nonaccrual loans.....................       446.71       414.44       343.58
  Net loans charged off to average total loans(8).....................         0.05         0.10         0.38
  Nonperforming assets to total loans and foreclosed assets...........         0.54         0.59         0.80
  Nonperforming assets to total assets................................         0.40         0.43         0.58

------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) All periods have been restated to give retroactive effect to the exchange on August 10, 1998 of 3.4 million shares of the Company's common stock for the Bank of Tokyo-Mitsubishi, Ltd.'s direct ownership interest in Union Bank of California.
(3) See Note 5 of accompanying notes to consolidated financial statements for information related to stock split declaration.
(4) Dividends per share reflect dividends declared on the Company's common stock outstanding as of the declaration date.
(5)    Based on annualized net income.
(6)    Based on annualized net income applicable to common stock.
(7) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.2) million in the second and first quarters of 1998 and $0.5 million in the second quarter of 1997.
(8)    Annualized.
nm   = not meaningful

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED)
                                  (UNAUDITED)

                                                                                                     FOR THE SIX MONTHS ENDED
                                                                                                 ---------------------------------
                                                                                                  JUNE 30,     JUNE 30,    PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                                       1998         1997      CHANGE
-----------------------------------------------------------------------------------------------  -----------  -----------  -------
RESULTS OF OPERATIONS:
  Net interest income (taxable-equivalent)(1)..................................................  $   645,354  $   603,853    6.87%
  Provision for credit losses..................................................................       35,000           --      nm
  Noninterest income...........................................................................      276,024      225,807   22.24
  Noninterest expense..........................................................................      545,800      508,891    7.25
                                                                                                 -----------  -----------
  Income before income taxes(1)................................................................      340,578      320,769    6.18
  Taxable-equivalent adjustment................................................................        2,348        2,806  (16.32)
  Income tax expense...........................................................................      134,132      128,916    4.05
                                                                                                 -----------  -----------
  Net income...................................................................................  $   204,098  $   189,047    7.96%
                                                                                                 -----------  -----------
                                                                                                 -----------  -----------
NET INCOME APPLICABLE TO COMMON STOCK(2).......................................................  $   204,098  $   183,394   11.29%
                                                                                                 -----------  -----------
                                                                                                 -----------  -----------
PER COMMON SHARE:
  Net income--basic(2).........................................................................  $      3.50  $      3.15   11.11%
  Net income--diluted(2).......................................................................         3.48         3.15   10.48
  Pro forma net income--basic(3)...............................................................         1.17         1.05   11.43
  Pro forma net income--diluted(3).............................................................         1.16         1.05   10.48
  Dividends(4).................................................................................         0.84         0.70   20.00
  Book value (end of period)(2)................................................................        48.63        43.00   13.09
  Common shares outstanding (end of period)(2).................................................   58,391,538   58,256,833    0.23
  Weighted average common shares outstanding--basic(2).........................................   58,347,163   58,170,039    0.30
  Weighted average common shares outstanding--diluted(2).......................................   58,565,499   58,310,876    0.44
  Pro forma weighted average common shares outstanding--basic(3)...............................  175,041,490  174,510,118    0.30
  Pro forma weighted average common shares outstanding--diluted(3).............................  175,696,498  174,932,629    0.44

BALANCE SHEET (END OF PERIOD):
  Total assets.................................................................................  $30,922,575  $30,171,952    2.49%
  Total loans..................................................................................   22,958,328   22,129,118    3.75
  Nonperforming assets.........................................................................      122,943      176,199  (30.22)
  Total deposits...............................................................................   23,412,519   22,352,919    4.74
  Subordinated capital notes...................................................................      348,000      482,000  (27.80)
  Preferred stock..............................................................................           --      135,000      nm
  Common equity(2).............................................................................    2,839,530    2,504,857   13.36

BALANCE SHEET (PERIOD AVERAGE):
  Total assets.................................................................................  $29,810,472  $29,116,709    2.38%
  Total loans..................................................................................   22,654,828   21,452,401    5.61
  Earning assets...............................................................................   26,614,007   25,728,698    3.44
  Total deposits...............................................................................   22,291,982   21,618,719    3.11
  Common equity(2).............................................................................    2,755,230    2,428,484   13.45

FINANCIAL RATIOS:
  Return on average assets(5)..................................................................         1.38%        1.31%
  Return on average common equity(2)(6)........................................................        14.94        15.23
  Efficiency ratio(7)..........................................................................        59.28        61.23
  Net interest margin(1).......................................................................         4.88         4.72
  Tier 1 risk-based capital ratio..............................................................         9.28         9.19
  Total risk-based capital ratio...............................................................        11.34        11.59
  Leverage ratio...............................................................................         9.27         8.68
  Allowance for credit losses to total loans...................................................         2.08         2.27
  Allowance for credit losses to nonaccrual loans..............................................       446.71       343.58
  Net loans charged off to average total loans(8)..............................................         0.08         0.20
  Nonperforming assets to total loans and foreclosed assets....................................         0.54         0.80
  Nonperforming assets to total assets.........................................................         0.40         0.58

------------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) All periods have been restated to give retroactive effect to the exchange on August 10, 1998 of 3.4 million shares of the Company's common stock for the Bank of Tokyo-Mitsubishi, Ltd.'s direct ownership interest in Union Bank of California.
(3) See Note 5 of accompanying notes to consolidated financial statements for information related to stock split declaration.
(4) Dividends per share reflect dividends declared on the Company's common stock outstanding as of the declaration date.
(5)    Based on annualized net income.
(6)    Based on annualized net income applicable to common stock.
(7) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.4) million and $0.9 million in the first six months of 1998 and 1997, respectively.
(8)    Annualized.
nm   = not meaningful

ITEM 1. FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                               FOR THE THREE               FOR THE SIX
                                                                                   MONTHS                     MONTHS
                                                                               ENDED JUNE 30,             ENDED JUNE 30,
                                                                          ------------------------  --------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                1998         1997          1998          1997
------------------------------------------------------------------------  -----------  -----------  -------------  -----------
INTEREST INCOME
  Loans.................................................................  $   449,037  $   438,979  $     897,086  $   861,497
  Securities............................................................       48,936       40,802         91,831       78,849
  Interest bearing deposits in banks....................................        3,119       16,080         11,418       27,279
  Federal funds sold and securities purchased under resale agreements...        3,568        4,683          7,710       14,523
  Trading account assets................................................        7,336        4,119         12,604        7,546
                                                                          -----------  -----------  -------------  -----------
      Total interest income.............................................      511,996      504,663      1,020,649      989,694
                                                                          -----------  -----------  -------------  -----------
INTEREST EXPENSE
  Domestic deposits.....................................................      113,136      125,406        234,436      251,811
  Foreign deposits......................................................       22,073       19,488         45,650       37,397
  Federal funds purchased and securities sold under repurchase
    agreements..........................................................       19,541       15,492         33,616       25,883
  Commercial paper......................................................       22,067       24,876         43,462       44,729
  Subordinated capital notes............................................        5,332        4,821         11,086       10,324
  Other borrowed funds..................................................        4,291        7,564          9,393       18,503
                                                                          -----------  -----------  -------------  -----------
      Total interest expense............................................      186,440      197,647        377,643      388,647
                                                                          -----------  -----------  -------------  -----------
NET INTEREST INCOME.....................................................      325,556      307,016        643,006      601,047
Provision for credit losses.............................................       15,000           --         35,000           --
                                                                          -----------  -----------  -------------  -----------
      Net interest income after provision for credit losses.............      310,556      307,016        608,006      601,047
                                                                          -----------  -----------  -------------  -----------
NONINTEREST INCOME
  Service charges on deposit accounts...................................       32,553       28,307         65,579       55,428
  Trust and investment management fees..................................       30,036       25,696         58,029       49,594
  International commissions and fees....................................       18,934       17,306         36,565       32,385
  Merchant transaction processing fees..................................       13,738       14,283         28,117       27,327
  Merchant banking fees.................................................        8,366        6,445         17,988       14,825
  Securities gains, net.................................................           --           81          4,926          552
  Other.................................................................       44,367       18,903         64,820       45,696
                                                                          -----------  -----------  -------------  -----------
      Total noninterest income..........................................      147,994      111,021        276,024      225,807
                                                                          -----------  -----------  -------------  -----------
NONINTEREST EXPENSE
  Salaries and employee benefits........................................      152,112      137,173        302,495      277,961
  Net occupancy.........................................................       21,679       22,884         43,704       42,514
  Equipment.............................................................       13,964       14,143         27,803       27,830
  Merchant transaction processing.......................................       11,513       10,545         21,593       20,267
  Communications........................................................       10,452       10,518         21,681       20,786
  Advertising and public relations......................................        8,302        7,218         14,353       13,227
  Professional services.................................................        7,190        7,882         13,318       12,601
  Data processing.......................................................        6,633        6,148         13,135       12,571
  Printing and office supplies..........................................        6,488        6,087         12,823       12,256
  Foreclosed asset expense (income).....................................         (223)         465           (421)         876
  Merger and integration................................................           --           --             --        6,037
  Other.................................................................       39,215       32,690         75,316       61,965
                                                                          -----------  -----------  -------------  -----------
      Total noninterest expense.........................................      277,325      255,753        545,800      508,891
                                                                          -----------  -----------  -------------  -----------
Income before income taxes..............................................      181,225      162,284        338,230      317,963
Income tax expense......................................................       72,704       65,739        134,132      128,916
                                                                          -----------  -----------  -------------  -----------
NET INCOME..............................................................  $   108,521  $    96,545  $     204,098  $   189,047
                                                                          -----------  -----------  -------------  -----------
                                                                          -----------  -----------  -------------  -----------
NET INCOME APPLICABLE TO COMMON STOCK(1)................................  $   108,521  $    93,718  $     204,098  $   183,394
                                                                          -----------  -----------  -------------  -----------
                                                                          -----------  -----------  -------------  -----------
NET INCOME PER COMMON SHARE--BASIC(1)...................................  $      1.86  $      1.61  $        3.50  $      3.15
                                                                          -----------  -----------  -------------  -----------
                                                                          -----------  -----------  -------------  -----------
NET INCOME PER COMMON SHARE--DILUTED(1).................................  $      1.85  $      1.61  $        3.48  $      3.15
                                                                          -----------  -----------  -------------  -----------
                                                                          -----------  -----------  -------------  -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC(1)....................       58,372       58,186         58,347       58,170
                                                                          -----------  -----------  -------------  -----------
                                                                          -----------  -----------  -------------  -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED(1)..................       58,597       58,338         58,565       58,311
                                                                          -----------  -----------  -------------  -----------
                                                                          -----------  -----------  -------------  -----------
PRO FORMA NET INCOME PER COMMON SHARE--BASIC(2).........................  $      0.62  $      0.54  $        1.17  $      1.05
                                                                          -----------  -----------  -------------  -----------
                                                                          -----------  -----------  -------------  -----------
PRO FORMA NET INCOME PER COMMON SHARE--DILUTED(2).......................  $      0.62  $      0.54  $        1.16  $      1.05
                                                                          -----------  -----------  -------------  -----------
                                                                          -----------  -----------  -------------  -----------
PRO FORMA WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC(2)..........      175,115      174,557        175,041      174,510
                                                                          -----------  -----------  -------------  -----------
                                                                          -----------  -----------  -------------  -----------
PRO FORMA WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED(2)........      175,790      175,013        175,696      174,933
                                                                          -----------  -----------  -------------  -----------
                                                                          -----------  -----------  -------------  -----------

----------------------------------
(1) Amounts restated to give retroactive effect to the exchange referred to in Note 1 of the accompanying notes to consolidated financial statements.
(2) See Note 5 of accompanying notes to consolidated financial statements for information related to stock split declaration.

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                           JUNE 30,    DECEMBER 31,    JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                    1998          1997          1997
-----------------------------------------------------------------------  ------------  ------------  ------------
ASSETS
Cash and due from banks................................................  $  2,485,158   $2,541,699   $  2,340,247
Interest bearing deposits in banks.....................................       136,182      633,421        919,040
Federal funds sold and securities purchased under resale agreements....        57,503       24,335        262,700
                                                                         ------------  ------------  ------------
    Total cash and cash equivalents....................................     2,678,843    3,199,455      3,521,987
Trading account assets.................................................       748,593      394,313        402,842
Securities available for sale..........................................     3,312,933    2,538,386      2,531,733
Securities held to maturity (market value: June 30, 1998, $167,395;
  December 31, 1997, $193,115; June 30, 1997, $252,188)................       164,353      188,775        247,809
Loans (net of allowance for credit losses: June 30, 1998, $478,133;
  December 31, 1997, $451,692; June 30, 1997, $502,114)................    22,480,195   22,289,716     21,627,004
Due from customers on acceptances......................................       430,141      773,339        700,074
Premises and equipment, net............................................       397,014      406,299        410,831
Other assets...........................................................       710,503      794,982        729,672
                                                                         ------------  ------------  ------------
    Total assets.......................................................  $ 30,922,575   $30,585,265  $ 30,171,952
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
LIABILITIES
Domestic deposits:
  Noninterest bearing..................................................  $  9,608,033   $8,574,515   $  7,674,300
  Interest bearing.....................................................    11,800,528   12,666,458     12,983,561
Foreign deposits:
  Noninterest bearing..................................................       268,599      275,029        296,848
  Interest bearing.....................................................     1,735,359    1,780,372      1,398,210
                                                                         ------------  ------------  ------------
    Total deposits.....................................................    23,412,519   23,296,374     22,352,919
Federal funds purchased and securities sold under repurchase
  agreements...........................................................     1,566,817    1,335,884      1,114,292
Commercial paper.......................................................     1,331,000      966,575      1,756,777
Other borrowed funds...................................................       171,091      476,010        528,385
Acceptances outstanding................................................       430,141      773,339        700,074
Other liabilities......................................................       823,477      709,784        597,648
Subordinated capital notes.............................................       348,000      348,000        482,000
                                                                         ------------  ------------  ------------
    Total liabilities..................................................    28,083,045   27,905,966     27,532,095
                                                                         ------------  ------------  ------------
SHAREHOLDERS' EQUITY(1)
Preferred stock:
  Authorized 5,000,000 shares 8 3/8% Noncumulative,
    Series A, issued 1,350,000 shares as of June 30, 1997..............            --           --        135,000
Common stock--$5 stated value:
  Authorized 100,000,000 shares, issued 58,391,538 as of June 30, 1998,
    58,305,891 as of December 31, 1997, and 58,256,833 as of June 30,
    1997...............................................................       291,957      291,529        291,283
Additional paid-in capital.............................................     1,429,647    1,422,680      1,419,236
Retained earnings......................................................     1,109,071      957,662        785,025
Accumulated other comprehensive income.................................         8,855        7,428          9,313
                                                                         ------------  ------------  ------------
    Total shareholders' equity.........................................     2,839,530    2,679,299      2,639,857
                                                                         ------------  ------------  ------------
    Total liabilities and shareholders' equity.........................  $ 30,922,575   $30,585,265  $ 30,171,952
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                             FOR THE SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                          ------------------------
(DOLLARS IN THOUSANDS)                                                                      1998(1)      1997(1)
----------------------------------------------------------------------------------------  -----------  -----------
PREFERRED STOCK
Balance, beginning of period............................................................  $        --  $   135,000
Redemption of preferred stock...........................................................           --           --
                                                                                          -----------  -----------
  Balance, end of period................................................................  $        --  $   135,000
                                                                                          -----------  -----------
COMMON STOCK
Balance, beginning of period............................................................  $   291,529  $   290,762
Dividend reinvestment plan..............................................................            5            1
Deferred compensation--restricted stock awards..........................................          234          287
Stock options exercised.................................................................          189          233
                                                                                          -----------  -----------
  Balance, end of period................................................................  $   291,957  $   291,283
                                                                                          -----------  -----------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period............................................................  $ 1,422,680  $ 1,413,076
Dividend reinvestment plan..............................................................           10          (76)
Deferred compensation--restricted stock awards..........................................        4,871        3,558
Stock options exercised.................................................................        2,086        2,678
                                                                                          -----------  -----------
  Balance, end of period................................................................  $ 1,429,647  $ 1,419,236
                                                                                          -----------  -----------
RETAINED EARNINGS
Balance, beginning of period............................................................  $   957,662  $   645,214
Net income(2)...........................................................................      204,098      189,047
Dividends on common stock(3)............................................................      (49,104)     (40,802)
Dividends on preferred stock............................................................           --       (5,653)
Deferred compensation--restricted stock awards..........................................       (3,585)      (2,781)
                                                                                          -----------  -----------
  Balance, end of period................................................................  $ 1,109,071  $   785,025
                                                                                          -----------  -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period............................................................  $     7,428  $    10,881
Net income(2)...........................................................................      204,098      189,047
Other comprehensive income..............................................................        1,427       (1,568)
                                                                                          -----------  -----------
Comprehensive income....................................................................      212,953      198,360
Less: net income included in retained earnings..........................................     (204,098)    (189,047)
                                                                                          -----------  -----------
  Balance, end of period................................................................  $     8,855  $     9,313
                                                                                          -----------  -----------
    TOTAL SHAREHOLDERS' EQUITY..........................................................  $ 2,839,530  $ 2,639,857
                                                                                          -----------  -----------
                                                                                          -----------  -----------

------------------------
(1) Amounts restated to give retroactive effect to the exchange referred to in Note 1 of the accompanying notes to consolidated financial statements.
(2) Includes income applicable to preferred shareholders of $5.7 million for the first six months of 1997.
(3) Dividends per share were $0.84 and $0.70 for the first six months of 1998 and 1997, respectively, and are based on the Company's shares outstanding as of the declaration date.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                            (UNAUDITED) (CONTINUED)

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

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and measured as effective and ineffective when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued as fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the changes in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings. Management believes that, depending upon the accumulated net gain or loss of the effective portion of cash flow hedges at the date of adoption, the impact of SFAS No. 133 could have a material impact on other comprehensive income. However, Management believes that any ineffective portion of cash flow hedges or any other hedges will not have a material impact on the Company's financial position or results of operations. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier application encouraged. The company expects to adopt SFAS No. 133 as of January 1, 2000.

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

NOTE 3--EARNINGS PER SHARE

    Basic earnings per share (EPS) is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                            (UNAUDITED) (CONTINUED)

NOTE 3--EARNINGS PER SHARE (CONTINUED)
options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months and six months ended June 30, 1998 and 1997 in accordance with SFAS No. 128:

                                       FOR THE THREE MONTHS ENDED JUNE 30,          FOR THE SIX MONTHS ENDED JUNE 30,
                                    ------------------------------------------  ------------------------------------------
                                            1998                  1997                  1998                  1997
                                    --------------------  --------------------  --------------------  --------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER
SHARE DATA)                           BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED
----------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income........................  $ 108,521  $ 108,521  $  96,545  $  96,545  $ 204,098  $ 204,098  $ 189,047  $ 189,047
Less:
  Dividends on preferred stock....         --         --     (2,827)    (2,827)        --         --     (5,653)    (5,653)
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income available to common
  shareholders(1).................  $ 108,521  $ 108,521  $  93,718  $  93,718  $ 204,098  $ 204,098  $ 183,394  $ 183,394
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Weighted average common shares
  outstanding(1)..................     58,372     58,372     58,186     58,186     58,347     58,347     58,170     58,170
Additional shares due to:
  Assumed conversion of dilutive
    stock options.................         --        225         --        152         --        218         --        141
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Adjusted weighted average common
  shares outstanding(1)...........     58,372     58,597     58,186     58,338     58,347     58,565     58,170     58,311
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income per share(1)...........  $    1.86  $    1.85  $    1.61  $    1.61  $    3.50  $    3.48  $    3.15  $    3.15
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

--------------------------
(1) Amounts restated to reflect the exchange referred to in Note 1 of the accompanying notes to consolidated financial statements.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                            (UNAUDITED) (CONTINUED)

NOTE 4--COMPREHENSIVE INCOME (CONTINUED)
    The following is a summary of the components of accumulated other comprehensive income:

                                                                                      FOR THE SIX MONTHS ENDED
                                                                               --------------------------------------
                                                                                 JUNE 30, 1998       JUNE 30, 1997
                                                                               ------------------  ------------------
                                                                               ACCUMULATED OTHER   ACCUMULATED OTHER
                                                                                 COMPREHENSIVE       COMPREHENSIVE
(DOLLARS IN THOUSANDS)                                                             INCOME(1)           INCOME(1)
-----------------------------------------------------------------------------  ------------------  ------------------
Net unrealized gain (loss) on available for sale securities, net of reclassification adjustment:
  Beginning balance..........................................................      $   19,886          $   14,064
  Net unrealized gain (loss) on available for sale securities during the
    first six months, before tax.............................................           7,373                (603)
  Income tax (expense) benefit...............................................          (2,986)                244
  Less: reclassification adjustment for net realized gains on available for sale securities included in net income during the first six months,
    before tax...............................................................          (4,926)               (552)
  Plus: income tax expense...................................................           1,995                 224
                                                                                      -------             -------
  Net activity...............................................................           1,456                (687)
                                                                                      -------             -------
  Ending balance.............................................................          21,342              13,377
                                                                                      -------             -------
Foreign currency translation adjustments:
  Beginning balance..........................................................         (12,458)             (3,183)
  Foreign currency translation adjustments during the first six months,
    before tax...............................................................             (49)             (1,481)
  Income tax benefit.........................................................              20                 600
                                                                                      -------             -------
  Net activity...............................................................             (29)               (881)
                                                                                      -------             -------
  Ending balance.............................................................         (12,487)             (4,064)
                                                                                      -------             -------
Other comprehensive income...................................................      $    1,427          $   (1,568)
                                                                                      -------             -------
                                                                                      -------             -------
Accumulated other comprehensive income.......................................      $    8,855          $    9,313
                                                                                      -------             -------
                                                                                      -------             -------

------------------------

(1) Amounts restated to reflect the exchange referred to in Note 1 of the accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                            (UNAUDITED) (CONTINUED)

NOTE 5--SUBSEQUENT EVENT AND PRO FORMA INFORMATION

    On November 18, 1998, the Company's Board of Directors approved the declaration of a 3 for 1 stock split effective for shareholders of record on December 7, 1998. The following table presents a retroactive reconciliation of the pro forma basic and diluted EPS for the three months and six months ended June 30, 1998 and 1997, assuming that the stock split has occurred.

                                           FOR THE THREE MONTHS ENDED JUNE 30,          FOR THE SIX MONTHS ENDED JUNE 30,
                                        ------------------------------------------  ------------------------------------------
                                                1998                  1997                  1998                  1997
(AMOUNTS IN THOUSANDS, EXCEPT PER       --------------------  --------------------  --------------------  --------------------
SHARE DATA)                               BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED
--------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income............................  $ 108,521  $ 108,521  $  96,545  $  96,545  $ 204,098  $ 204,098  $ 189,047  $ 189,047
Less:
  Dividends on preferred stock........         --         --     (2,827)    (2,827)        --         --     (5,653)    (5,653)
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income available to common
  shareholders........................  $ 108,521  $ 108,521  $  93,718  $  93,718  $ 204,098  $ 204,098  $ 183,394  $ 183,394
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Pro forma weighted average common
  shares outstanding..................    175,115    175,115    174,557    174,557    175,041    175,041    174,510    174,510
Pro forma additional shares due to:
  Assumed conversion of dilutive stock
    options...........................         --        675         --        456         --        655         --        423
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Pro forma adjusted weighted average
  common shares outstanding...........    175,115    175,790    174,557    175,013    175,041    175,696    174,510    174,933
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Pro forma net income per share........  $    0.62  $    0.62  $    0.54  $    0.54  $    1.17  $    1.16  $    1.05  $    1.05
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    UnionBanCal Corporation (UNBC) is a San Francisco, California-based commercial bank holding company with consolidated assets of $30.9 billion at June 30, 1998. Based on total assets, UNBC and its consolidated subsidiaries (the Company) was the third largest bank holding company in California and among the 30 largest in the United States. At June 30, 1998, the Company operated 241 banking offices in California, 6 banking offices in Oregon and Washington, and 18 overseas facilities. At June 30, 1998, UNBC was 82 percent owned by The Bank of Tokyo-Mitsubishi, Ltd. (BTM) and 18 percent owned by other shareholders. UNBC's principal subsidiary, Union Bank of California, N.A. (the Bank), is wholly owned by UNBC. (See Note 1 of the accompanying notes to the consolidated financial statements.)

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

SUMMARY

    Net income in the second quarter of 1998 was $108.5 million, compared to $96.5 million in the second quarter of 1997. Net income applicable to common stock was $108.5 million, or $1.85 per diluted common share, in the second quarter of 1998, compared with $93.7 million, or $1.61 per diluted common share, in the second quarter of 1997. Other highlights of the second quarter of 1998 include:

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

    - In the second quarter of 1998, the return on average assets increased to
      1.46 percent from 1.32 percent a year earlier. The return on average common equity was 15.57 percent at June 30, 1998, compared to 15.25 percent at June 30, 1997.

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

    Net income for the first six months of 1998 was $204.1 million, compared to $189.0 million for the first six months of 1997. Net income applicable to common stock was $204.1 million, or $3.48 per diluted common share, for the first six months of 1998, compared with $183.4 million, or $3.15 per diluted common share, for the first six months of 1997. Other highlights of the first half of 1998 include:

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

    - The return on average assets for the first six months of 1998 increased to
      1.38 percent, compared to 1.31 percent for the first six months of 1997. The return on average common equity decreased to 14.94 percent for the first six months of 1998, compared to 15.23 percent for the first six months of 1997.

NET INTEREST INCOME

    The table below shows the major components of net interest income and net interest margin.

                                                                                   FOR THE THREE MONTHS ENDED
                                                              ---------------------------------------------------------------------
                                                                        JUNE 30, 1998                       JUNE 30, 1997
                                                              ---------------------------------   ---------------------------------
                                                                            INTEREST    AVERAGE                 INTEREST    AVERAGE
                                                                AVERAGE     INCOME/     YIELD/      AVERAGE     INCOME/     YIELD/
(DOLLARS IN THOUSANDS)                                          BALANCE    EXPENSE(1)   RATE(1)     BALANCE    EXPENSE(1)   RATE(1)
------------------------------------------------------------  -----------  ----------   -------   -----------  ----------   -------
ASSETS
Loans:(2)
  Domestic..................................................  $21,372,800   $426,957      8.01%   $20,246,987   $417,088      8.26%
  Foreign(3)................................................    1,325,282     22,274      6.74      1,442,167     22,201      6.17
Securities--taxable(4)......................................    2,981,044     47,118      6.33      2,459,386     38,641      6.29
Securities--tax-exempt(4)...................................      108,247      2,712     10.02        127,403      3,236     10.16
Interest bearing deposits in banks..........................      158,259      3,119      7.90      1,099,134     16,080      5.87
Federal funds sold and securities purchased under resale
  agreements................................................      258,220      3,568      5.54        329,367      4,683      5.70
Trading account assets......................................      520,290      7,400      5.70        301,847      4,119      5.47
                                                              -----------  ----------             -----------  ----------
    Total earning assets....................................   26,724,142    513,148      7.70     26,006,291    506,048      7.80
                                                                           ----------                          ----------
Allowance for credit losses.................................     (474,598)                           (515,546)
Cash and due from banks.....................................    1,875,745                           2,034,748
Premises and equipment, net.................................      397,779                             412,993
Other assets................................................    1,233,449                           1,500,811
                                                              -----------                         -----------
    Total assets............................................  $29,756,517                         $29,439,297
                                                              -----------                         -----------
                                                              -----------                         -----------
LIABILITIES
Domestic deposits:
  Interest bearing..........................................  $ 5,393,702     38,058      2.83    $ 5,280,831     37,074      2.82
  Savings and consumer time.................................    3,176,754     30,247      3.82      2,955,092     27,890      3.79
  Large time................................................    3,341,502     44,831      5.38      4,479,911     60,442      5.41
Foreign deposits(3).........................................    1,730,172     22,073      5.12      1,626,865     19,488      4.80
                                                              -----------  ----------             -----------  ----------
    Total interest bearing deposits.........................   13,642,130    135,209      3.98     14,342,699    144,894      4.05
                                                              -----------  ----------             -----------  ----------
Federal funds purchased and securities sold under repurchase
  agreements................................................    1,454,457     19,541      5.39      1,158,540     15,492      5.36
Subordinated capital notes..................................      348,000      5,332      6.15        295,187      4,821      6.55
Commercial paper............................................    1,601,810     22,067      5.53      1,813,036     24,876      5.50
Other borrowed funds........................................      285,088      4,291      6.04        596,829      7,564      5.08
                                                              -----------  ----------             -----------  ----------
    Total borrowed funds....................................    3,689,355     51,231      5.57      3,863,592     52,753      5.48
                                                              -----------  ----------             -----------  ----------
    Total interest bearing liabilities......................   17,331,485    186,440      4.31     18,206,291    197,647      4.35
                                                                           ----------                          ----------
Noninterest bearing deposits................................    8,511,920                           7,364,799
Other liabilities...........................................    1,117,398                           1,268,456
                                                              -----------                         -----------
    Total liabilities.......................................   26,960,803                          26,839,546
SHAREHOLDERS' EQUITY
Preferred stock.............................................           --                             135,000
Common equity(5)............................................    2,795,714                           2,464,751
                                                              -----------                         -----------
    Total shareholders' equity..............................    2,795,714                           2,599,751
                                                              -----------                         -----------
    Total liabilities and shareholders' equity..............  $29,756,517                         $29,439,297
                                                              -----------                         -----------
                                                              -----------                         -----------
Net interest income/margin (taxable-equivalent basis).......                 326,708      4.90%                  308,401      4.75%
Less: taxable-equivalent adjustment.........................                   1,152                               1,385
                                                                           ----------                          ----------
    Net interest income.....................................                $325,556                            $307,016
                                                                           ----------                          ----------
                                                                           ----------                          ----------

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

                                                                                     FOR THE SIX MONTHS ENDED
                                                               --------------------------------------------------------------------
                                                                        JUNE 30, 1998                       JUNE 30, 1997
                                                               --------------------------------   ---------------------------------
                                                                             INTEREST   AVERAGE                 INTEREST    AVERAGE
                                                                 AVERAGE     INCOME/    YIELD/      AVERAGE     INCOME/     YIELD/
(DOLLARS IN THOUSANDS)                                           BALANCE    EXPENSE(1)  RATE(1)     BALANCE    EXPENSE(1)   RATE(1)
-------------------------------------------------------------  -----------  ----------  -------   -----------  ----------   -------
ASSETS
Loans:(2)
  Domestic...................................................  $21,283,864  $ 851,495     8.06%   $20,038,430   $818,667      8.23%
  Foreign(3).................................................    1,370,964     45,991     6.76      1,413,971     43,431      6.19
Securities--taxable(4).......................................    2,777,379     88,137     6.36      2,386,340     74,470      6.27
Securities--tax-exempt(4)....................................      110,515      5,538    10.02        130,761      6,584     10.07
Interest bearing deposits in banks...........................      344,824     11,418     6.68        951,777     27,279      5.78
Federal funds sold and securities purchased under resale
  agreements.................................................      278,144      7,710     5.59        530,317     14,523      5.52
Trading account assets.......................................      448,317     12,708     5.72        277,102      7,546      5.49
                                                               -----------  ----------            -----------  ----------
    Total earning assets.....................................   26,614,007  1,022,997     7.74     25,728,698    992,500      7.77
                                                                            ----------                         ----------
Allowance for credit losses..................................     (466,723)                          (523,539)
Cash and due from banks......................................    1,910,050                          2,033,552
Premises and equipment, net..................................      400,073                            414,777
Other assets.................................................    1,353,065                          1,463,221
                                                               -----------                        -----------
    Total assets.............................................  $29,810,472                        $29,116,709
                                                               -----------                        -----------
                                                               -----------                        -----------
LIABILITIES
Domestic deposits:
  Interest bearing...........................................  $ 5,420,453     76,506     2.85    $ 5,246,668     73,035      2.81
  Savings and consumer time..................................    3,128,338     59,459     3.83      2,936,900     54,915      3.77
  Large time.................................................    3,627,973     98,471     5.47      4,616,719    123,861      5.41
Foreign deposits(3)..........................................    1,783,466     45,650     5.16      1,583,944     37,397      4.76
                                                               -----------  ----------            -----------  ----------
    Total interest bearing deposits..........................   13,960,230    280,086     4.05     14,384,231    289,208      4.05
                                                               -----------  ----------            -----------  ----------
Federal funds purchased and securities sold under repurchase
  agreements.................................................    1,268,675     33,616     5.34        990,195     25,883      5.27
Subordinated capital notes...................................      348,552     11,086     6.41        319,017     10,324      6.53
Commercial paper.............................................    1,585,374     43,462     5.53      1,663,672     44,729      5.42
Other borrowed funds.........................................      324,953      9,393     5.83        687,541     18,503      5.43
                                                               -----------  ----------            -----------  ----------
    Total borrowed funds.....................................    3,527,554     97,557     5.58      3,660,425     99,439      5.48
                                                               -----------  ----------            -----------  ----------
    Total interest bearing liabilities.......................   17,487,784    377,643     4.35     18,044,656    388,647      4.34
                                                                            ----------                         ----------
Noninterest bearing deposits.................................    8,331,752                          7,234,488
Other liabilities............................................    1,235,706                          1,274,081
                                                               -----------                        -----------
    Total liabilities........................................   27,055,242                         26,553,225
SHAREHOLDERS' EQUITY
Preferred stock..............................................           --                            135,000
Common equity(5).............................................    2,755,230                          2,428,484
                                                               -----------                        -----------
    Total shareholders' equity...............................    2,755,230                          2,563,484
                                                               -----------                        -----------
    Total liabilities and shareholders' equity...............  $29,810,472                        $29,116,709
                                                               -----------                        -----------
                                                               -----------                        -----------
Net interest income/margin (taxable-equivalent basis)........                 645,354     4.88%                  603,853      4.72%
Less: taxable-equivalent adjustment..........................                   2,348                              2,806
                                                                            ----------                         ----------
    Net interest income......................................               $ 643,006                           $601,047
                                                                            ----------                         ----------
                                                                            ----------                         ----------

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits Index:

                                                                                             INCORPORATED BY
                                                                                           REFERENCE TO REPORT
                                                                                                 ON FORM
                                                                                           --------------------
                                                                                  FILED      10-Q      EXHIBIT
   NO.                                 DESCRIPTION                              HEREWITH     DATED       NO.
   ---     -------------------------------------------------------------------  ---------  ---------  ---------
      3.1  Restated Articles of Incorporation of the Registrant, as amended                  8-14-98     3.1
      3.2  By-laws of the Registrant, as amended                                             8-14-98     3.2
       27  Financial Data Schedule                                                  X

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

                                Dated: November 19, 1998