Form 10-K/A
period 1997-12-31
UNIONBANCAL CORP
filed 1999-02-04
CIK 1011659

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

                           __X__ Yes       ______ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of December 31, 1998, the aggregate market value of voting stock held by nonaffiliates of the registrant was $1,101,403,363. The aggregate market value was computed by reference to the last sales price of such stock.

As of December 31, 1998, the number of shares outstanding of the registrant's common stock was 175,259,919.

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
                MATTERS

                                                                                         8, F-1
ITEM 6.         SELECTED FINANCIAL DATA

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND          8, F-1
                RESULTS OF OPERATIONS

ITEM 7.A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                          8, F-29
                MARKET RISK

                                                                                        8, F-33
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
                AND MANAGEMENT

                                                                                              9
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                              PART IV

                                                                                             10
ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES                                                                                 II-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

    UnionBanCal Corporation (UNBC) is a commercial bank holding company incorporated in the State of California in 1952 and is among the oldest banks on the West Coast, having roots as far back as 1864. UNBC was formed as a result of the combination of Union Bank with BanCal Tri-State Corporation on April 1, 1996. The combination was effected by the issuance of 54.4 million shares of Union Bank common stock in exchange for all the outstanding shares of BanCal Tri-State Corporation.

    On November 18, 1998, the Company's Board of Directors approved the declaration of a 3-for-1 stock split effective for shareholders of record on December 7, 1998. Accordingly, all historical financial information has been restated as if the stock split had been in effect for all periods presented.

    On August 10, 1998, UNBC and its consolidated subsidiaries (the Company) exchanged 10.2 million shares of its common stock for 7.2 million shares of Union Bank of California, N.A. (the Bank) common stock owned directly by the Bank of Tokyo-Mitsubishi, Ltd. (BTM). This share exchange provides the Company with a 100 percent ownership interest in the Bank. In addition, it increases BTM's ownership percentage of the Company to 82 percent from 81 percent.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's common stock is traded on the Nasdaq National Market under the symbol UNBC. As of October 31, 1998, the Company's common stock was held of record by approximately 2,255 shareholders, and approximately 82 percent of the Company's common stock was held by BTM. During 1997 and 1996, the average daily trading volume of the Company's common stock was approximately 104,910 shares and 106,899 shares, respectively. At December 31, 1997, 1996 and 1995, the Company's common stock closed at $35.83 per share, $17.67 per share and $18.08 per share, respectively. The following table presents stock quotations for each quarterly period for the two years ended December 31, 1997.

                                                                                      1997                  1996
                                                                              --------------------  --------------------
                                                                                HIGH        LOW       HIGH        LOW
                                                                              ---------  ---------  ---------  ---------
First quarter...............................................................  21         17 1/2     19 1/8     16 7/8
Second quarter..............................................................  25 7/8     16 7/8     18 1/2     15 1/2
Third quarter...............................................................  29 1/2     23 3/4     17 3/4     15 1/2
Fourth quarter..............................................................  35 7/8     27 7/8     18 2/3     16 1/3

    The following table presents quarterly per share cash dividends declared for 1997 and 1996:

                                                                               1997       1996
                                                                             ---------  ---------
First quarter..............................................................  $   0.117  $   0.117
Second quarter.............................................................      0.117      0.117
Third quarter..............................................................      0.140      0.117
Fourth quarter.............................................................      0.140      0.117

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

    See pages F-1 through F-32 of this Form 10-K/A.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See pages F-29 through F-32 of this Form 10-K/A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See pages F-33 through F-79 of this Form 10-K/A.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

    The Consolidated Financial Statements of the Company, the Management Statement, and the independent auditors' reports are set forth on pages F-34 through F-79. (See index on page F-33).

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

(a)(3) EXHIBITS

                                                                                                 INCORPORATED BY REFERENCE TO
                                                                                                        REPORT ON FORM
                                                                                               ---------------------------------
                                                                                                 10-K
   NO.                                DESCRIPTION                             FILED HEREWITH     DATED    8-K DATED  EXHIBIT NO.
---------  -----------------------------------------------------------------  ---------------  ---------  ---------  -----------
      3.1  Restated Articles of Incorporation of the Registrant, as amended                                  4-1-96         3.1
      3.2  By-laws of the Registrant, as amended                                                             4-1-96         3.2
    4.1.a  Certificate of Determination of the Preferred Stock of the                            3-27-98                  4.1.a
           Registrant, as amended
     10.1  Management Stock Plan. (As restated effective June 1, 1997)*                          3-27-98                   10.1
     10.2  Union Bank of California Deferred Compensation Plan. (January 1,                      3-28-97                   10.2
           1997, Restatement, as amended November 21, 1996)*
     10.3  Union Bank of California Senior Management Bonus Plan. (Effective                     3-27-98                   10.3
           January 1, 1997)*
     10.4  Richard C. Hartnack Employment Agreement (Effective June 4, 1991)                                 4-1-96        10.6
           and Amendment to Employment Agreement. (Dated February 24, 1992)*
     10.5  Robert M. Walker Employment Agreement. (Effective July 1, 1992)*                                  4-1-96        10.7
     10.6  Union Bank of California Supplemental Executive Retirement Plan.                      3-27-98                   10.6
           (Effective January 1, 1988) (Amended and restated as of January
           1, 1997)*
     10.7  Union Bank Executive Wellness Plan. (Effective January 1, 1994)*                                  4-1-96       10.12
     10.8  Union Bank Financial Services Reimbursement Program. (Effective                                   4-1-96       10.14
           January 1, 1996)*
     10.9  Performance Share Plan. (Effective January 1, 1997)*                                  3-27-98                   10.9
    10.10  Service Agreement Between Union Bank of California and The Bank                       3-27-98                  10.10
           of Tokyo-Mitsubishi, LTD. (Effective October 1, 1997)*
     12.1  Computation of Ratio of Earnings to Combined Fixed Charges and                        3-27-98                   12.1
           Preferred Stock Dividend Requirements
     21.1  Subsidiaries of the Registrant                                                        3-28-97                   21.1
     23.1  Consent of Deloitte & Touche LLP                                                     11-19-98                   23.1
     23.2  Consent of Arthur Andersen LLP                                                       11-19-98                   23.2
     27.1  Financial Data Schedule                                                       X
     27.2  Financial Data Schedule                                                       X
     27.3  Financial Data Schedule                                                       X

-------------
*   Management contract or compensatory plan, contract or arrangement.

(b) REPORTS ON FORM 8-K

    The Company filed a report on Form 8-K on December 8, 1998 under item 5, to amend the Registration Statements of UnionBanCal Corporation to reflect an increase in the number of shares of common stock as a result of a 3-for-1 split, payable on Decmeber 21, 1998 to shareholders of record on December 7, 1998.

    The Company filed a report on Form 8-K on January 11, 1999 to restate the Consolidated Financial Statements for the years ended December 31, 1995, 1996 and 1997, and for the nine months ended September 30, 1997 (unaudited) and September 30, 1998 (unaudited), to give retroactive effect to the 3-for-1 common stock split.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

                                                              AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)          1997         1996         1995         1994         1993
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
RESULTS OF OPERATIONS:
  Net interest income (taxable-equivalent)(1).....  $ 1,237,010  $ 1,175,302  $ 1,152,777  $ 1,007,789  $   986,411
  Provision for credit losses.....................      --            40,000       53,250       73,000      151,000
  Noninterest income..............................      463,001      418,676      395,319      359,831      405,965
  Noninterest expense(2)..........................    1,044,665    1,134,904      978,101    1,036,349    1,055,020
                                                    -----------  -----------  -----------  -----------  -----------
  Income before income taxes and cumulative effect
    of accounting change(1).......................      655,346      419,074      516,745      258,271      186,356
  Taxable-equivalent adjustment...................        5,328        6,724       10,444       12,566       14,734
  Income tax expense..............................      238,722      162,892      193,359      120,356       63,966
                                                    -----------  -----------  -----------  -----------  -----------
  Income before cumulative effect of accounting
    change........................................      411,296      249,458      312,942      125,349      107,656
  Cumulative effect of accounting change(3).......      --           --           --           --           192,793
                                                    -----------  -----------  -----------  -----------  -----------
  Net income......................................  $   411,296  $   249,458  $   312,942  $   125,349  $   300,449
                                                    -----------  -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------  -----------
NET INCOME APPLICABLE TO COMMON STOCK(4)..........  $   403,696  $   238,152  $   301,637  $   114,045  $   289,174
                                                    -----------  -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------  -----------
PER COMMON SHARE:
  Net income-basic(4)(5)..........................         2.31         1.37         1.74         0.67         1.73
  Net income-diluted(4)(5)........................         2.30         1.36         1.73         0.67         1.73
  Pro forma earnings (basic), excluding after-tax
    merger and integration expense and cumulative
    effect of accounting change(2)(4)(5)..........         2.33         1.78         1.74         0.67         0.58
  Pro forma earnings (diluted), excluding
    after-tax merger and integration expense and
    cumulative effect of accounting
    change(2)(4)(5)...............................         2.32         1.77         1.73         0.67         0.58
  Dividends(6)....................................         0.51         0.47         0.47         0.47         0.47
  Book value (end of period)(4)...................        15.32        13.53        13.49        11.88        11.64
  Common shares outstanding (end of period)(4)....  174,917,674  174,457,603  174,180,493  172,043,617  169,989,829
  Weighted average common shares
    outstanding-basic(3)(4).......................  174,683,338  174,391,048  173,806,300  171,089,311  166,857,166
  Weighted average common shares
    outstanding-diluted(3)(4).....................  175,189,078  174,783,565  174,099,241  171,149,731  166,917,256
BALANCE SHEET (END OF PERIOD):
  Total assets....................................  $30,585,265  $29,234,059  $27,546,859  $24,569,042  $24,005,530
  Total loans.....................................   22,741,408   21,049,787   20,431,683   18,065,650   17,759,181
  Nonperforming assets............................      129,809      156,784      246,871      421,227    1,193,450
  Total deposits..................................   23,296,374   21,532,960   19,655,043   17,409,737   16,978,347
  Subordinated capital notes......................      348,000      382,000      501,369      655,859      725,859
  Preferred stock.................................      --           135,000      135,000      135,000      135,000
  Common equity(4)................................    2,679,299    2,359,933    2,349,092    2,044,202    1,978,455
BALANCE SHEET (PERIOD AVERAGE):
  Total assets....................................  $29,692,992  $27,899,734  $25,564,843  $23,692,560  $23,926,924
  Total loans.....................................   21,855,911   20,727,577   18,974,540   17,616,002   18,219,288
  Earning assets..................................   26,291,822   24,717,326   22,849,129   21,046,600   21,176,396
  Total deposits..................................   22,067,155   20,101,544   17,969,972   16,826,443   17,160,129
  Common equity(4)................................    2,514,610    2,325,437    2,197,476    1,980,577    1,917,530
FINANCIAL RATIOS:
  Return on average assets........................         1.39%        0.89%        1.22%        0.53%        1.26%
  Pro forma return on average assets, excluding
    after-tax merger and integration expense and
    cumulative effect of accounting change(2).....         1.40         1.15         1.22         0.53         0.45
  Return on average common equity(4)..............        16.05        10.24        13.73         5.76        15.08
  Pro forma return on average common equity,
    excluding after-tax merger and integration
    expense and cumulative effect of accounting
    change(2)(4)..................................        16.20        13.33        13.73         5.76         5.03
  Efficiency ratio(7).............................        61.53        71.02        63.39        70.39        66.92
  Pro forma efficiency ratio, excluding merger and
    integration expense(2)(7).....................        61.17        63.65        63.39        70.39        66.92
  Net interest margin(1)..........................         4.70         4.75         5.05         4.79         4.66
  Tier 1 risk-based capital ratio.................         8.96         9.08         9.35         9.24         8.88
  Total risk-based capital ratio..................        11.05        11.17        11.70        12.03        12.07
  Leverage ratio..................................         8.53         8.41         8.70         8.67         8.26
  Allowance for credit losses to total loans......         1.99         2.49         2.72         3.12         3.90
  Allowance for credit losses to nonaccrual
    loans.........................................       413.12       408.48       266.56       161.08        84.82
  Net loans charged off to average total loans....         0.33         0.34         0.32         1.15         1.37
  Nonperforming assets to total loans, real estate
    ventures and foreclosed assets................         0.57         0.74         1.21         2.32         6.58
  Nonperforming assets to total assets............         0.42         0.54         0.90         1.71         4.97

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

(4) All periods have been restated to give retroactive effect to the exchange on August 10, 1998 of 10.2 million shares of the Company's common stock for the Bank of Tokyo-Mitsubishi, Ltd's direct ownership interest in Union Bank of California.

(5) Basic and diluted earnings per share above are calculated according to SFAS No. 128, "Earnings per Share"; 1996 and prior periods have been restated.

(6) Dividends per share reflect dividends declared on the Company's common stock outstanding as of the declaration date. Amounts prior to the merger are based on Union Bank only and do not include the dividend of $145 million paid to The Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.

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

    To facilitate the discussion of the results of operations, the Selected Financial Data table on page F-1 includes certain pro forma earnings disclosures and ratios. These presentations supplement the Consolidated Statements of Income on page F-34 (which are prepared in accordance with generally accepted accounting principles), primarily with respect to the treatment of merger and integration expense. Management believes that it is meaningful to understand the operating results and trends excluding these expenses and, therefore, has included information in this table and in the MD&A which follows, that presents income before merger and integration expense and income taxes and related pro forma ratio and per share calculations.

    On August 10, 1998, UNBC and its consolidated subsidiaries (the Company) exchanged 10.2 million shares of its common stock for the 7.2 million shares of the Bank's common stock owned directly by the Bank of Tokyo-Mitsubishi, Ltd.
(BTM). This share exchange provides the Company with a 100 percent ownership interest in the Bank. In addition, it increases BTM's ownership percentage of the Company to 82 percent from 81 percent.

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

    On November 18, 1998, the Company's Board of Directors approved the declaration of a 3-for-1 stock split effective for shareholders of record on December 7, 1998. Accordingly, all historical financial information has been restated as if the stock split had been in effect for all periods presented.

OVERVIEW

    Net income in 1997 was $411 million, including $4 million (after-tax) of merger and integration related expense. Net income in 1996 was $249 million, including $72 million (after-tax) of merger and integration related expense. Net income applicable to common stock was $404 million, or $2.30 per diluted common share, in 1997 compared with $238 million, or $1.36 per diluted common share, in 1996. Excluding after-tax merger and integration expense, pro forma earnings for 1997 were $415 million, an increase of 29 percent from $321 million a year earlier. Pro forma earnings applicable to common stock were $407 million, or $2.32 per diluted common share, in 1997 compared with $310 million, or $1.77 per diluted common share, in 1996. This increase of 31 percent over the comparable figures for 1996 was due to a 5 percent increase in net interest income, an 11 percent increase in noninterest income, a decrease in the effective income tax rate, and a $40 million reduction in the provision for credit losses, partially offset by a 2 percent increase in noninterest expense (excluding merger and integration expense). Other highlights for 1997 include:

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

                                                                DECEMBER 31,
                                -----------------------------------------------------------------------------
(DOLLARS IN MILLIONS)               1997            1996            1995            1994            1993
------------------------------  -------------   -------------   -------------   -------------   -------------
Domestic:
  Commercial, financial and
    industrial................  $10,747   47%   $ 9,496   45%   $ 9,684   47%   $ 8,547   47%   $ 8,135   46%
  Construction................      293    1        358    2        370    2        464    3        877    5
  Mortgage:
    Residential...............    2,961   13      2,961   14      2,642   13      2,253   12      1,964   11
    Commercial................    2,952   13      2,598   12      2,143   10      1,778   10      2,088   12
                                -------  ----   -------  ----   -------  ----   -------  ----   -------  ----
      Total mortgage..........    5,913   26      5,559   26      4,785   23      4,031   22      4,052   23
  Consumer:
    Installment...............    2,091    9      2,063   10      1,812    9      1,644    9      1,351    8
    Home equity...............      993    5      1,113    5      1,222    6      1,222    7      1,302    7
    Credit card and other
      lines of credit.........      270    1        303    1        309    2        219    1        207    1
                                -------  ----   -------  ----   -------  ----   -------  ----   -------  ----
      Total consumer..........    3,354   15      3,479   16      3,343   17      3,085   17      2,860   16
  Lease financing.............      875    4        800    4        845    4        829    5        831    4
                                -------  ----   -------  ----   -------  ----   -------  ----   -------  ----
      Total loans in domestic
        offices...............   21,182   93     19,692   93     19,027   93     16,956   94     16,755   94
Loans originated in foreign
 branches.....................    1,559    7      1,358    7      1,405    7      1,110    6      1,004    6
                                -------  ----   -------  ----   -------  ----   -------  ----   -------  ----
      Total loans.............  $22,741  100%   $21,050  100%   $20,432  100%   $18,066  100%   $17,759  100%
                                -------  ----   -------  ----   -------  ----   -------  ----   -------  ----
                                -------  ----   -------  ----   -------  ----   -------  ----   -------  ----

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

PROVISION FOR CREDIT LOSSES

    The Company did not record a provision for credit losses during 1997, compared with a $40 million provision that was recorded in 1996. Provisions for credit losses are charged to income to bring the Company's allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "--Allowance for Credit Losses" below. No provision for credit losses was recorded in 1997 because, based on its review of such factors, management believed that the allowance for credit losses was adequate to cover probable losses inherent in the loan and lease portfolio and firm commitments at each quarter end, including December 31, 1997.

ALLOWANCE FOR CREDIT LOSSES

    The Company maintains an allowance for credit losses to absorb losses inherent in the loan and lease portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. In addition, the allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

    The formula allowance is calculated by applying loss factors to outstanding loans and leases and certain unused commitments, in each case based on the internal risk grade of such loans, pools of loans, leases or commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:

    - Problem graded loan loss factors are derived from a migration model that tracks four years of historical loss experience. The Company is exploring changes to the migration model to track historical loss experience over an eight-year period, which management believes approximates a business cycle.

    - Pass graded loan loss factors are based on the average annual net chargeoff rate over a six-year period.

    - Pooled loan loss factors (not individually graded loans) are based on expected net chargeoffs for one year. Pooled loans are loans and leases that are homogeneous in nature, such as consumer installment and residential mortgage loans and automobile leases.

    Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

    The unallocated allowance is composed of two elements. The first element, which is based on the Company's credit policy, consists of an amount that is at least 20% to 25% of the formula allowance and the specific allowance. This element recognizes the model and estimation risk associated with the formula and specific allowances. The second element is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date:

    - then-existing general economic and business conditions affecting the key lending areas of the Company,

    - credit quality trends (including trends in nonperforming loans expected to result from existing conditions),

    - collateral values,

    - loan volumes and concentrations,

    - seasoning of the loan portfolio,

    - specific industry conditions within portfolio segments,

    - recent loss experience in particular segments of the portfolio,

    - duration of the current business cycle,

    - bank regulatory examination results and

    - findings of the Company's internal credit examiners.

Executive management reviews these conditions quarterly in discussion with the Company's senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the probable loss related to such condition is reflected in the unallocated allowance.

    The allowance for credit losses is based upon estimates of probable losses inherent in the loan and lease portfolio. The amount actually observed in respect of these losses can vary significantly from the estimated amounts. The Company's methodology includes several features which are intended to reduce the differences between estimated and actual losses. The loss migration model that is used to establish the loan loss factors for problem graded loans is designed to be self-correcting by taking into account the Company's recent loss experience. Similarly, by basing the pass graded loan loss factors on loss experience over the last six years, the methodology is designed to take the Company's recent loss experience into account. Pooled loan loss factors are adjusted quarterly based upon the level of net chargeoffs expected by management in the next twelve months. Furthermore, the Company's methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan and lease portfolio on a quarterly basis, the Company is able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

    The following table sets forth the allocation of the allowance for credit losses. The percentages reflect the allowance allocated to each respective loan category at period end, as a percentage of the total period end balance of that loan category, as set forth in the "Loans" table at F-11.

                                                                                DECEMBER 31,
                                                     -------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                       1997                   1996                   1995
---------------------------------------------------  ---------------------  ---------------------  ---------------------
Domestic:
  Commercial, financial and industrial.............  $  123,610       1.15% $  166,100       1.75% $  174,146       1.80%
  Construction.....................................       3,221       1.10       5,700       1.59      24,752       6.69
  Mortgage:
    Residential....................................       2,700       0.09       4,000       0.14       5,466       0.21
    Commercial.....................................      60,680       2.06      39,000       1.50      59,931       2.80
                                                     ----------             ----------             ----------
      Total mortgage...............................      63,380       1.07      43,000       0.77      65,397       1.37
  Consumer:
    Installment....................................      11,400       0.55      10,400       0.50      13,200       0.73
    Home equity....................................       3,600       0.36       4,900       0.44       5,532       0.45
    Credit card and other lines of credit..........      30,500      11.30      34,000      11.22      32,799      10.61
                                                     ----------             ----------             ----------
      Total consumer...............................      45,500       1.36      49,300       1.42      51,531       1.54
  Lease financing..................................       4,862       0.56       5,300       0.66       1,300       0.15
                                                     ----------             ----------             ----------
      Total domestic allowance.....................     240,573       1.14     269,400       1.37     317,126       1.67
Foreign allowance..................................      39,313       2.52       9,394       0.69      13,968       0.99
Unallocated........................................     171,806                245,152                224,055
                                                     ----------             ----------             ----------
      Total allowance for credit losses............  $  451,692       1.99% $  523,946       2.49% $  555,149       2.72%
                                                     ----------             ----------             ----------
                                                     ----------             ----------             ----------

                                                                                          DECEMBER 31,
                                                                          --------------------------------------------
(DOLLARS IN THOUSANDS)                                                            1994                   1993
------------------------------------------------------------------------  ---------------------  ---------------------
Domestic:
  Commercial, financial and industrial..................................  $  146,784       1.72% $  205,398       2.52%
  Construction..........................................................      69,787      15.04     106,398      12.13
  Mortgage:
    Residential.........................................................      23,581       1.05      31,409       1.60
    Commercial..........................................................      70,130       3.94     139,303       6.67
                                                                          ----------             ----------
      Total mortgage....................................................      93,711       2.32     170,712       4.21
  Consumer:
    Installment.........................................................      12,500       0.76      13,100       0.97
    Home equity.........................................................       7,143       0.58       6,062       0.47
    Credit card and other lines of credit...............................      17,101       7.81      15,171       7.33
                                                                          ----------             ----------
      Total consumer....................................................      36,744       1.19      34,333       1.20
  Lease financing.......................................................      10,000       1.21      12,500       1.50
                                                                          ----------             ----------
      Total domestic allowance..........................................     357,026       2.11     529,341       3.16
Foreign allowance.......................................................      15,330       1.38      14,293       1.42
Unallocated.............................................................     190,786                148,950
                                                                          ----------             ----------
      Total allowance for credit losses.................................  $  563,142       3.12% $  692,584       3.90%
                                                                          ----------             ----------
                                                                          ----------             ----------

    The following table sets forth a reconciliation of changes in the Company's allowance for credit losses.

                                                                             YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------------
(DOLLARS IN THOUSANDS)                                           1997       1996       1995       1994       1993
-------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Balance, beginning of year...................................  $ 523,946  $ 555,149  $ 563,142  $ 692,584  $ 790,479
Loans charged off:
    Commercial, financial and industrial.....................     58,664     42,134     47,524    105,774     99,280
    Construction.............................................        120      3,249      9,401     32,151     58,835
    Mortgage.................................................      5,058     13,483     29,330    100,613    113,791
    Consumer.................................................     55,336     56,361     44,627     31,806     39,576
    Lease financing..........................................      3,601      2,623      2,422      2,940     11,432
    Foreign(1)...............................................     --          1,250        295        533        201
                                                               ---------  ---------  ---------  ---------  ---------
      Total loans charged off................................    122,779    119,100    133,599    273,817    323,115
Recoveries of loans previously charged off:
    Commercial, financial and industrial.....................     23,371     22,341     39,178     39,177     41,552
    Construction.............................................      9,054        132      3,195      5,868      2,955
    Mortgage.................................................      3,292     12,277     18,500     16,228      6,201
    Consumer.................................................     14,946     12,906     10,924      8,915      8,872
    Lease financing..........................................        351        368        311        435      3,353
    Foreign(1)...............................................     --         --            295        627     11,229
                                                               ---------  ---------  ---------  ---------  ---------
      Total recoveries of loans previously charged off.......     51,014     48,024     72,403     71,250     74,162
                                                               ---------  ---------  ---------  ---------  ---------
        Net loans charged off................................     71,765     71,076     61,196    202,567    248,953
Provision for credit losses..................................     --         40,000     53,250     73,000    151,000
Foreign translation adjustment and other net additions
 (deductions)................................................      (489)      (127)       (47)        125         58
                                                               ---------  ---------  ---------  ---------  ---------
Balance, end of year.........................................  $ 451,692  $ 523,946  $ 555,149  $ 563,142  $ 692,584
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------
Allowance for credit losses to total loans...................       1.99%      2.49%      2.72%      3.12%      3.90%
Provision for credit losses to net loans
 charged off.................................................     --          56.28      87.02      36.04      60.65
Recoveries of loans to loans charged off in the previous
 year........................................................      42.83      35.95      26.44      22.05      24.38
Net loans charged off to average loans outstanding...........       0.33       0.34       0.32       1.15       1.37
Allowance for credit losses to nonaccrual loans..............     413.12     408.48     266.56     161.08      84.82

---------------

(1)  Foreign loans are those loans originated in foreign branches.

    At December 31, 1997, the Company's allowance for credit losses was $452 million, or 1.99% of the total loan portfolio, and 413% of total nonaccrual loans. This compares with an allowance for credit losses of $524 million, or 2.49% of the total loan portfolio, and 408% of total nonaccrual loans at December 31, 1996. At year-end 1997, the unallocated portion of the allowance for credit losses was $172 million compared with $245 million at the end of 1996. At December 31, 1997, the allocated portion of the allowance for credit losses included $108 million related to special mention and classified credits, compared to $134 million at December 31, 1996. Special mention and classified credits are those that are internally risk graded as "special mention," "substandard" or "doubtful." Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as "doubtful" has critical weaknesses that make full collection improbable.

    During 1997, there were no changes in estimation methods or assumptions that affected the Company's methodology for assessing the appropriateness of the allowance for credit losses, except that the Company extended the average annual net chargeoff rate for pass graded loans from 4.75 years to 6 years. The impact of this change resulted in an increase of approximately $13 million in the formula allowance. The Company extended the average annual net chargeoff rate in order to better reflect the business cycle. Changes in assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, affected the assessment of the unallocated allowance. In addition, as described below, the Company allocated a portion of the unallocated allowance to foreign loans amid concerns that the Asian financial turmoil had adversely impacted companies and financial institutions in Asian markets in which the Company operates.

    During 1997, the Company had net loans charged off of $72 million compared to net loans charged off of $71 million in 1996. Recoveries of loans previously charged off increased by $3 million, and the percentage of current year recoveries to loans charged off in the previous year increased from 35.95% in 1996 to 42.83% in 1997. Loans charged off in 1997 increased by $4 million, primarily due to a $17 million increase in commercial, financial and industrial loans charged off, partially offset by a $8 million decrease in mortgage loans charged off. Chargeoffs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses. At December 31, 1997, the allowance for credit losses exceeded the net loans charged off during 1997, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

    At December 31, 1997, the Company's average annual net chargeoffs for the past five years were $131.2 million, compared with $166.4 million at December 31, 1996. These net chargeoffs represent 3.4 years and 3.1 years of losses based on the level of the allowance for credit losses at December 31, 1997 and 1996, respectively. Historical net chargeoffs are not necessarily indicative of the amount of net chargeoffs that the Company will realize in the future.

    The Company did not record a provision for credit losses during 1997. The decision not to record a provision was based upon management's application of the allowance methodology and the factors described above, in particular, the level of net chargeoffs and the decline in the level of nonperforming loans. Although management determined that no provision for credit losses was necessary in 1997, it noted that certain factors could necessitate the resumption of provisioning in the future. In particular, management noted that although net chargeoffs were relatively stable from 1996 to 1997, net chargeoffs were higher in the last three quarters of 1997. Furthermore, management noted that although the level of net chargeoffs and the decline in nonperforming loans favorably impacted the Company's asset quality ratios, the total portfolio of commercial, financial and industrial loans and commercial mortgage loans was increasing. Losses inherent in both of these types of credits are more difficult to assess because historically they have been more volatile than losses from other credits.

    Management also considered the effect on global economic conditions of the Asian financial crisis. At December 31, 1997, cross-border loans and acceptances to Japan, Korea, Malaysia, Thailand, Vietnam, Singapore, Indonesia, the Philippines, China, Taiwan and Hong Kong totaled $2.1 billion. Although at December 31, 1997, the Company had not identified any specific losses related to its Asia/Pacific exposures, management believed that it was probable that the Asian financial turmoil had adversely impacted companies and financial institutions in Asia/Pacific markets in which the Company operates. In light of this concern, the Company allocated $29 million from the unallocated portion of the allowance at December 31, 1997 to foreign loans. The allocated amount was based upon the total amount of foreign loans to corporate borrowers in Asian countries, and management's assessment of the quantified losses inherent in the Asia/Pacific portfolio segment. In addition, the Company believes that the historical loss factors for the Asia/Pacific exposures failed to estimate the total probable inherent losses because the Company had not suffered any credit losses in the foreign loan portfolio during the four-year historical loss cycle used to establish the problem loan loss factors. Based upon this concern, as well as the other factors described in "Cross-Border Outstandings" above, including the magnitude of the Company's exposure to the Asia/Pacific segment, management does not believe that the $29 million allocated to foreign loans is sufficient to cover all of the losses inherent in the foreign loan portfolio and, accordingly, these factors were considered by management in its overall assessment of the unallocated allowance.

    In addition to the impact of the Asian financial turmoil on companies and financial institutions in Asian markets in which the Company operates, management considered the effects of the Asian turmoil on companies and financial institutions in the domestic (primarily California) and foreign (other than Asia/ Pacific) markets in which the Company operates. As of December 31, 1997, management believed that the impact of the Asian financial turmoil on the collectibility of loans and leases to domestic and foreign (non-Asia/Pacific) borrowers was not generally reflected in the level of nonperforming loans or in the internal risk grading process with respect to such loans and leases. Accordingly, the Company's evaluation of these probable losses is reflected in the unallocated allowance. The evaluations of these inherent losses are subject to higher degrees of uncertainty because they are not identified with specific problem credits.

    At December 31, 1997, the Company's allowance for credit losses was $452 million, consisting of a $212 million formula allowance, a $68 million specific allowance and a $172 million unallocated allowance. This compares with an allowance for credit losses of $524 million at December 31, 1996, which consisted of a $237 million formula allowance, a $42 million specific allowance and a $245 million unallocated allowance. The decrease of $25 million in the formula allowance relates primarily to a reduction in the level of criticized loans and the reflection of lower historical losses in the loss factors, which was partially offset by loan growth, by changes to conform the various risk grade definitions after the combination of Bank of California and Union Bank and by the extension of the average annual net chargeoff rate for pass graded loans. The increase of $26 million in the specific allowance relates primarily to the reallocation for the Asian exposure which is described above. The unallocated allowance decreased by $73 million at December 31, 1997, because management believed that the inherent losses related to certain conditions considered in its evaluation of the unallocated allowance at December 31, 1996 had been recognized through chargeoffs, had been reflected in the formula or specific allowance or had declined. From December 31, 1996 to December 31, 1997, there was no change in the component of the unallocated allowance related to the 20% to 25% margin for model and estimation risk prescribed by the Company's credit policy. Included among those conditions that management believed gave rise to lower inherent losses at December 31, 1997 compared to December 31, 1996 were:

    - reduced concerns regarding the lingering effects of the California recession on, and the sustainability of the recovery in, the California commercial real estate and construction market,

    - reduced concerns regarding consumer debt burdens and rising levels of consumer bankruptcies,

    - resolution of uncertainties related to assimilating data for the formula allowance that resulted from combining the loan portfolios of Bank of California and Union Bank and inconsistencies in the risk grading systems of the Company's predecessor banks,

    - reduced concerns related to consolidation and restructuring in the retail industry and

    - reduced concerns regarding the sustainability of perceived improvements in economic conditions.

    The Company does not weight the unallocated allowance among segments of the portfolio. In evaluating the appropriateness of the unallocated allowance at December 31, 1997, the Company considered, in addition to the factors described above:

    - the approximately $56 million to $70 million margin for model and estimation risk prescribed by the Company's credit policy and

    - the Company's estimate that the adverse impact of the Asian financial turmoil on the Company could be in the range of $100 million to $105 million.

    The following factors are reflected in management's estimate of the unallocated allowance at December 31, 1996:

    - the approximately $56 million to $70 million margin for model and estimation risk prescribed by the Company's credit policy,

    - the lingering effects of the California recession on, and the sustainability of the recovery in, the California commercial real estate and construction market, which could be in the range of $45 million to $70 million,

    - the effects of consumer debt burdens and rising levels of consumer bankruptcies, which could be in the range of $25 million to $40 million,

    - the effects of uncertainties related to assimilating data for the formula allowance that resulted from combining the loan portfolios of Bank of California and Union Bank and inconsistencies in the risk grading systems of the Company's predecessor banks, which could be in the range of $15 million to $30 million,

    - the effects of consolidation and restructuring in the retail industry, which could be in the range of $5 million to $10 million and

    - the effects of adverse economic and business conditions in Japan, which could be in the range of $5 million to $10 million.

There can be no assurance that the adverse impact of any such condition on the Company will not be in excess of the foregoing ranges. See paragraph on forward looking statements on page F-2.

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

    At December 31, 1997, nonaccrual loans totaled $109 million, a decrease of $19 million, or 15%, from year-end 1996. The decline was primarily attributable to a $10 million reduction in nonaccrual commercial, financial and industrial loans and a $10 million reduction in nonaccrual residential mortgage loans. The reduction in nonaccrual residential mortgage loans was due in part to a reclassification of certain loans from nonaccrual to 90-days past due and still accruing. The decline in nonaccrual loans was reflected in an improvement in the overall risk grades of the portfolio, which contributed to a reduction in the formula allowance. Foreclosed assets, primarily other real estate owned, decreased by $8 million due to sales of individual assets.

    Nonaccrual and renegotiated loans as a percentage of total loans were 0.48% at December 31, 1997 compared with 0.61% one year earlier. Nonperforming assets as a percentage of total loans, real estate ventures and foreclosed assets improved to 0.57% at year-end 1997 from 0.74% at December 31, 1996. At December 31, 1997, approximately 58% of nonaccrual loans were real estate related.

    Total loans 90 days or more past due and still accruing were $20 million at December 31, 1997 compared with $24 million at December 31, 1996.

    At December 31 1997, impaired loans were $108 million and the associated impairment allowance was $9 million compared with $114 million and $21 million, respectively, at December 31, 1996.

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

    Net income applicable to common stock was $238 million, or $1.36 per diluted common share, in 1996 compared with $302 million, or $1.73 per diluted common share, in 1995.

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

    One method of measuring interest rate risk is by measuring the interest rate sensitivity gap, which is the difference between earning assets and liabilities maturing or repricing within specified periods. The table on F-32 presents such an analysis, which reflects certain assumptions as to the rate sensitivity of deposits without contractual maturities or repricing dates. These include demand deposits, money market demand accounts, and savings deposits. Additional assumptions such as prepayment estimates for residential mortgages and mortgage-backed securities are made to reflect the probable behavior of those assets. The section of the table on F-32 entitled Interest Rate Risk Management Positions presents the effects of the securities portfolio and of derivatives used for hedging, such as interest rate swaps and floors, in reducing the interest rate sensitivity gap primarily for LIBOR-based loans.

    The table on F-32 shows that the Company's assets that are rate sensitive within one year exceeded liabilities within that same period by $4.9 billion at December 31, 1997. Adjusted for the effects of the securities portfolio and derivatives used for hedging, this cumulative gap was reduced to $2.5 billion.

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

---------------
(1) Certain balance sheet classifications used for interest rate sensitivity analysis do not conform to the Consolidated Balance Sheets on F-35.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------

Consolidated Statements of Income for the Years Ended
 December 31, 1997, 1996 and 1995..........................................................................       F-34

Consolidated Balance Sheets as of December 31, 1997 and 1996...............................................       F-35

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
 December 31, 1997, 1996 and 1995..........................................................................       F-36

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1997, 1996 and 1995..........................................................................       F-37

Notes to Consolidated Financial Statements.................................................................       F-38

Management Statement.......................................................................................       F-77

Independent Auditors' Reports..............................................................................       F-78

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    YEARS ENDED DECEMBER 31,
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE   ---------------------------------------------
DATA)                                         1997            1996            1995
----------------------------------------  -------------   -------------   -------------
INTEREST INCOME
Loans...................................  $   1,763,277   $   1,687,977   $   1,613,376
Securities..............................        167,440         143,412         132,802
Interest bearing deposits in banks......         56,748          52,709          58,201
Federal funds sold and securities
 purchased under resale agreements......         26,079          30,246          22,247
Trading account assets..................         19,917          12,960          20,567
                                          -------------   -------------   -------------
    Total interest income...............      2,033,461       1,927,304       1,847,193
                                          -------------   -------------   -------------
INTEREST EXPENSE
Domestic deposits.......................        520,583         460,130         358,049
Foreign deposits........................         75,398          71,437          96,109
Federal funds purchased and securities
 sold under repurchase agreements.......         58,544          47,095          78,908
Commercial paper........................         89,912          87,411          86,695
Subordinated capital notes..............         22,850          30,104          42,538
Other borrowed funds....................         34,492          62,549          42,561
                                          -------------   -------------   -------------
    Total interest expense..............        801,779         758,726         704,860
                                          -------------   -------------   -------------
NET INTEREST INCOME.....................      1,231,682       1,168,578       1,142,333
Provision for credit losses.............             --          40,000          53,250
                                          -------------   -------------   -------------
    Net interest income after provision
     for credit losses..................      1,231,682       1,128,578       1,089,083
                                          -------------   -------------   -------------
NONINTEREST INCOME
Service charges on deposit accounts.....        114,647         101,975          95,177
Trust and investment management fees....        107,527          93,479          87,743
International commissions and fees......         66,122          66,108          68,621
Credit card merchant fees...............         57,128          49,778          45,767
Merchant banking fees...................         24,924          23,929          24,483
Securities gains (losses), net..........          2,711           4,502            (702)
Other...................................         89,942          78,905          74,230
                                          -------------   -------------   -------------
    Total noninterest income............        463,001         418,676         395,319
                                          -------------   -------------   -------------
NONINTEREST EXPENSE
Salaries and employee benefits..........        571,644         557,247         536,671
Net occupancy...........................         85,630         103,335          92,863
Equipment...............................         56,137          55,942          55,056
Foreclosed asset expense (income).......         (1,268)          2,889          (3,213)
Merger and integration..................          6,037         117,464              --
Other...................................        326,485         298,027         296,724
                                          -------------   -------------   -------------
    Total noninterest expense...........      1,044,665       1,134,904         978,101
                                          -------------   -------------   -------------
Income before income taxes..............        650,018         412,350         506,301
Income tax expense......................        238,722         162,892         193,359
                                          -------------   -------------   -------------
NET INCOME..............................  $     411,296   $     249,458   $     312,942
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
NET INCOME APPLICABLE TO COMMON STOCK...  $     403,696   $     238,152   $     301,637
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
NET INCOME PER COMMON SHARE --
 BASIC(1)...............................  $        2.31   $        1.37   $        1.74
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
NET INCOME PER COMMON SHARE --
 DILUTED(1).............................  $        2.30   $        1.36   $        1.73
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
WEIGHTED AVERAGE COMMON SHARE
 OUTSTANDING -- BASIC(1)................        174,683         174,391         173,806
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
WEIGHTED AVERAGE COMMON SHARE
 OUTSTANDING -- DILUTED(1)..............        175,189         174,784         174,099
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------

-----------------

(1) Amounts restated to give retroactive effect to the stock split referred to in Note 1 of the accompanying Notes to Consolidated Financial Statements.

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

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock:
  Authorized 5,000,000 shares 8 3/8%
    Noncumulative, Series A, issued
    1,350,000 shares in 1996............           --      135,000
Common stock(1) -- $1.67 stated value:
  Authorized 100,000,000 shares, issued
    174,917,674 shares in 1997 and
    174,457,603 shares in 1996..........      291,529      290,762
Additional paid-in capital..............    1,422,680    1,413,076
Retained earnings.......................      957,662      645,214
Accumulated other comprehensive
 income.................................        7,428       10,881
                                          -----------  -----------
    Total shareholders' equity..........    2,679,299    2,494,933
                                          -----------  -----------
    Total liabilities and shareholders'
     equity.............................  $30,585,265  $29,234,059
                                          -----------  -----------
                                          -----------  -----------

---------------

(1) Amounts restated to give retroactive effect to the stock split referred to in Note 1 of the accompanying Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                  YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
(DOLLARS IN THOUSANDS)                        1997          1996          1995
----------------------------------------  ------------  ------------  ------------
PREFERRED STOCK
Balance, beginning of year..............  $    135,000  $    135,000  $    135,000
Redemption of preferred stock...........      (135,000)      --            --
                                          ------------  ------------  ------------
  Balance, end of year..................  $    --       $    135,000  $    135,000
                                          ------------  ------------  ------------
COMMON STOCK............................
Balance, beginning of year..............  $    290,762  $    290,300  $    286,739
Dividend reinvestment plan..............             6           121         3,103
Deferred compensation -- restricted
 stock awards...........................           279           207           379
Stock options exercised.................           482           134            79
                                          ------------  ------------  ------------
  Balance, end of year..................  $    291,529  $    290,762  $    290,300
                                          ------------  ------------  ------------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year..............  $  1,413,076  $  1,408,960  $  1,390,925
Dividend reinvestment plan..............           (43)        1,041        15,238
Deferred compensation -- restricted
 stock awards...........................         3,478         2,148         2,268
Stock options exercised.................         6,169           927           529
                                          ------------  ------------  ------------
  Balance, end of year                    $  1,422,680  $  1,413,076  $  1,408,960
                                          ------------  ------------  ------------
RETAINED EARNINGS
Balance, beginning of year..............  $    645,214  $    626,172  $    376,468
Net income(1)...........................       411,296       249,458       312,942
Dividends on common stock(2)(3).........       (89,848)      (73,932)      (50,989)
Dividends on preferred stock............        (7,600)      (11,306)      (11,305)
Dividend to MBL.........................       --           (144,890)      --
Deferred compensation -- restricted
 stock awards...........................        (1,400)         (288)         (944)
                                          ------------  ------------  ------------
  Balance, end of year..................  $    957,662  $    645,214  $    626,172
                                          ------------  ------------  ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period............  $     10,881  $     23,660  $     (9,930)
                                          ------------  ------------  ------------
Net income(1)...........................       411,296       249,458       312,942
Other comprehensive income..............        (3,453)      (12,779)       33,590
                                          ------------  ------------  ------------
Total comprehensive income..............       407,843       236,679       346,532
Less: net income included in retained
 earnings...............................      (411,296)     (249,458)     (312,942)
                                          ------------  ------------  ------------
  Balance, end of period................  $      7,428  $     10,881  $     23,660
                                          ------------  ------------  ------------
    TOTAL SHAREHOLDERS' EQUITY            $  2,679,299  $  2,494,933  $  2,484,092
                                          ------------  ------------  ------------
                                          ------------  ------------  ------------

---------------
(1) Includes dividends applicable to preferred shareholders of $7.6 million in 1997 and $11.3 million in 1996 and 1995, respectively.

(2) Dividends per share in 1996 were based on historical Union Bank common cash dividends declared and did not include the $145 million dividend paid to The Mitsubishi Bank, Limited (MBL) in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.

(3)  Dividends per share, after giving effect to the stock split referred to in
    Note 1 of the accompanying Notes to Consolidated Financial Statements, were $0.51 in 1997 and $0.47 in 1996 and 1995, respectively, and are based on the Company's shares outstanding at the declaration date.

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

    On April 1, 1996, the Company was created by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control (similar to a business combination under the pooling of interests method). Accordingly, all historical financial information has been restated as if the combination had been in effect for all periods presented. The merger was effected by the issuance of 54.4 million shares of Union Bank common stock in exchange for all the outstanding common shares of BanCal Tri-State Corporation. Information pertaining to merger and integration expense is presented in Note 7.

    On August 10, 1998, the Company exchanged 10.2 million shares of its common stock for 7.2 million shares of Union Bank of California, N.A. (the Bank) common stock owned directly by BTM. This share exchange provides the Company with a 100 percent ownership interest in the Bank. In addition, it increases BTM's ownership percentage of the Company to 82 percent from 81 percent.

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

    On November 18, 1998, the Company's Board of Directors approved the declaration of a 3-for-1 stock split effective for shareholders of record on December 7, 1998. Accordingly, all historical financial information has been restated as if the stock split had been in effect for all periods presented.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
    CASH AND CASH EQUIVALENTS

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
       OPERATIONS (CONTINUED)
    Interest accruals are continued for certain small business loans that are processed centrally, consumer loans, credit cards, and one-to-four family residential real estate loans. These loans are charged off or written down to their net realizable value based on delinquency time frames that range from 120 to 270 days, depending on the type of credit that has been extended. Interest accruals are also continued for loans that are both well secured and in the process of collection. For this purpose, loans are considered well secured if they are collateralized by property having a net realizable value in excess of the amount of principal and accrued interest outstanding or are guaranteed by a financially responsible and willing party. Loans are considered "in the process of collection" if collection is proceeding in due course either through legal action or other actions that are reasonably expected to result in the prompt repayment of the debt or in its restoration to current status.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
    OTHER ASSETS

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
    FOREIGN CURRENCY TRANSLATION

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
    COMPREHENSIVE INCOME

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

NOTE 11 -- DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

    The Company has a dividend reinvestment and stock purchase plan for shareholders. The plan allows shareholders to automatically reinvest all or part of their dividends in additional shares of the Company's common stock at a cost of 5 percent below the market price. Participating shareholders also have the option of purchasing additional shares at the full market price with cash payments of $25 to $3,000 per quarter. The Company obtains shares required for reinvestment through open market purchases or by the issuance of new shares from its authorized but unissued stock. During 1997, 1996 and 1995, 131,127; 155,724 and, 1,862,034 shares, respectively, were required for dividend reinvestment purposes, of which 3,687; 71,706 and, 1,862,034 shares were considered new issuances during 1997, 1996 and 1995, respectively. BTM discontinued its participation in the plan after the quarter ended March 31, 1995 and did not participate in the plan as of December 31, 1997.

NOTE 12 -- MANAGEMENT STOCK PLAN

    The Company has a management stock plan (the Stock Plan) which has 6,600,000 shares of the Company's common stock authorized to be awarded to key employees and outside directors of the Company and its subsidiaries at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the Committee). The combined number of shares that are granted under the Stock Plan cannot exceed 6,600,000 shares of the Company's common stock. Committee members and employees on rotational assignment from BTM are not eligible for stock awards.

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

                                                       YEARS ENDED DECEMBER 31,
                      -------------------------------------------------------------------------------------------
                                  1997                           1996                           1995
                      -----------------------------  -----------------------------  -----------------------------
                      NUMBER OF   WEIGHTED-AVERAGE   NUMBER OF   WEIGHTED-AVERAGE   NUMBER OF   WEIGHTED-AVERAGE
                        SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE
                      ----------  -----------------  ----------  -----------------  ----------  -----------------
Options outstanding,
 beginning of
 year...............   1,263,807      $   12.13       1,082,106      $   10.42         740,502      $    9.94
  Granted...........     441,900          22.13         277,200          18.29         389,100          11.25
  Exercised.........    (289,029)         10.84         (80,496)         10.69         (47,496)          9.83
  Forfeited.........     (19,500)         22.13         (15,003)        --              --             --
                      ----------                     ----------                     ----------
Options outstanding,
 end of year........   1,397,178      $   15.41       1,263,807      $   12.13       1,082,106      $   10.42
                      ----------                     ----------                     ----------
                      ----------                     ----------                     ----------
Options exercisable,
 end of year........     712,107      $   11.50         686,145      $   10.38         407,466      $    9.78
                      ----------                     ----------                     ----------
                      ----------                     ----------                     ----------

    The weighted-average fair value of options granted was $6.94 during 1997, $6.00 during 1996, and $3.13 during 1995.

    The following table summarizes information about stock options outstanding.

                         OPTIONS OUTSTANDING AT DECEMBER 31, 1997          OPTIONS EXERCISABLE AT
                     ------------------------------------------------        DECEMBER 31, 1997
                                  WEIGHTED-AVERAGE                     ------------------------------
     RANGE OF          NUMBER        REMAINING      WEIGHTED-AVERAGE     NUMBER     WEIGHTED-AVERAGE
  EXERCISE PRICES    OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
-------------------  -----------  ----------------  -----------------  -----------  -----------------
   $6.67 - 9.08         267,408      5.0 years          $    8.34         267,408       $    8.34
   11.25 - 12.83        456,114         6.2                 11.76         348,867           11.92
       18.29            251,256         7.7                 18.29          83,832           18.29
       22.13            422,400         9.1                 22.13          12,000           22.13
                     -----------                                       -----------
                      1,397,178                                           712,107
                     -----------                                       -----------
                     -----------                                       -----------

    In 1997, 1996 and 1995, the Company also granted 178,320; 133,440 and,
231,210 shares, respectively, of restricted stock to key officers, including executive officers, under the Stock Plan. The awards of restricted stock vest pro rata on each anniversary of the grant date and become fully vested four years from the grant date, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies, is permanently and totally disabled, or retires under certain grant, age and service conditions. Restricted shareholders have the right to vote their restricted shares and receive dividends.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 12 -- MANAGEMENT STOCK PLAN (CONTINUED)
    The following is a summary of restricted stock transactions under the Stock Plan.

                                                        YEARS ENDED DECEMBER 31,
                       -------------------------------------------------------------------------------------------
                                   1997                           1996                           1995
                       -----------------------------  -----------------------------  -----------------------------
                                   WEIGHTED-AVERAGE               WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                       NUMBER OF      GRANT DATE      NUMBER OF      GRANT DATE      NUMBER OF      GRANT DATE
                         SHARES       FAIR VALUE        SHARES       FAIR VALUE        SHARES       FAIR VALUE
                       ----------  -----------------  ----------  -----------------  ----------  -----------------
Restricted stock
 awards outstanding,
 beginning of year...   1,166,820      $   10.04       1,044,951      $    8.99         817,608      $    8.25
  Granted............     178,320          22.18         133,440          18.29         231,210          11.61
  Cancelled..........      (7,923)         20.08         (11,571)         10.78          (3,867)          9.72
                       ----------                     ----------                     ----------
Restricted stock
 awards outstanding,
 end of year.........   1,337,217      $   11.59       1,166,820      $   10.04       1,044,951      $    8.99
                       ----------                     ----------                     ----------
                       ----------                     ----------                     ----------
Restricted stock
 awards vested, end
 of year.............     942,738      $    9.17         764,670      $    8.35         568,449      $    7.81
                       ----------                     ----------                     ----------
                       ----------                     ----------                     ----------

    At December 31, 1997, 1996 and 1995, 3,365,586, 958,383 and 1,342,449
shares, respectively, were available for future grants as either stock options or restricted stock under the Stock Plan.

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

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                 1997        1996        1995
-------------------------------------------------------------------------  ----------  ----------  ----------
Net income...............................................     As reported  $  411,296  $  249,458  $  312,942
                                                                Pro forma     410,068     248,874     312,691
Net income applicable to common stock....................     As reported  $  403,696  $  238,152  $  301,637
                                                                Pro forma     402,468     237,568     301,386
Net income per common share -- basic.....................     As reported  $     2.31  $     1.37  $     1.74
                                                                Pro forma        2.30        1.36        1.73
Net income per common share -- diluted...................     As reported  $     2.30  $     1.36  $     1.73
                                                                Pro forma        2.30        1.36        1.73

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made in 1997, 1996 and

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 12 -- MANAGEMENT STOCK PLAN (CONTINUED)
1995: risk-free interest rates of 6.6% in 1997, 6.3% in 1996 and 7.1% in 1995; expected volatility of 26% in 1997, 28% in 1996 and 28% in 1995; expected lives of 6, 7 and 7 years for 1997, 1996 and 1995, respectively, and expected dividend yields of 2.1% in 1997, 2.6% in 1996 and 4.2% in 1995.

    Effective January 1, 1997, the Company established a Performance Share Plan. Eligible participants may earn performance share awards to be redeemed in cash three years after the date of grant. Performance shares are linked to shareholder value in two ways: (1) the market price of the Company's common stock, and (2) return on assets, a performance measure closely linked to value creation. Eligible participants generally receive grants of performance shares annually. The total number of performance shares granted under the plan cannot exceed 600,000 and in 1997 the Company granted 14,400 shares. The value of a performance share is equal to the market price of the Company's common stock. All cancelled or forfeited performance shares become available for future grants.

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

                                                                         DECEMBER 31,
                            ------------------------------------------------------------------------------------------------------
                                                   1997                                                1996
                            --------------------------------------------------  --------------------------------------------------
                                          UNAMORTIZED                                         UNAMORTIZED
                             NOTIONAL    PREMIUM PAID    CREDIT     ESTIMATED    NOTIONAL    PREMIUM PAID    CREDIT     ESTIMATED
(DOLLARS IN THOUSANDS)        AMOUNTS     (RECEIVED)     RISK(1)   FAIR VALUE     AMOUNTS     (RECEIVED)     RISK(1)   FAIR VALUE
--------------------------  -----------  -------------  ---------  -----------  -----------  -------------  ---------  -----------
HELD FOR ASSET AND
 LIABILITY MANAGEMENT
 PURPOSES
Foreign exchange forward
 contracts:
  Commitments to
    purchase..............  $   341,298    $  --        $     862   $  (5,055)  $   129,264    $  --        $   1,628   $  (2,286)
  Commitments to sell.....       51,754       --               35        (822)        4,142       --               52          22
Currency swap agreements:
  Commitments to pay......       26,400       --            2,590       2,590       --            --           --          --
Interest rate contracts:
  Caps purchased..........       15,420       --           --          --            15,740       --           --          --
  Floors purchased........    3,550,000       11,730        4,040       4,040     2,050,000        6,309        9,750       9,750
  Caps written............      250,000         (335)         273         273       250,000         (709)         509         509
  Floors written..........    1,850,000         (534)      --          (1,309)      500,000       (1,016)         391         391
  Swap contracts:
    Pay fixed/receive
      variable............      --            --           --          --           114,086       --              241        (851)
    Pay variable/receive
      fixed...............      575,000       --            2,302       2,302       847,000       --            3,775       2,398

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

                                                                                  DECEMBER 31,
                                                               --------------------------------------------------
                                                                         1997                      1996
                                                               ------------------------  ------------------------
                                                                CONTRACTUAL     FAIR      CONTRACTUAL     FAIR
(DOLLARS IN THOUSANDS)                                            AMOUNTS       VALUE       AMOUNTS       VALUE
-------------------------------------------------------------  -------------  ---------  -------------  ---------
Commitments to extend credit.................................  $  15,111,062  $  27,571  $  12,500,677  $   6,185
Standby letters of credit....................................      2,289,878      5,776      2,610,123      2,808
Other letters of credit......................................        314,594     --            336,101     --

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

                                                                            FOR CAPITAL
                                         ACTUAL                          ADEQUACY PURPOSES
                           ----------------------------------    ----------------------------------
(DOLLARS IN THOUSANDS)         AMOUNT              RATIO             AMOUNT              RATIO
-----------------------    ---------------        ------         ---------------        ------
CAPITAL RATIOS FOR THE
  COMPANY:
As of December 31,
  1997:
  Total capital (to                                              GREATER THAN OR
    risk-weighted                                                       EQUAL TO    GREATER THAN OR%
    assets)............    $     3,188,173              11.05%        $2,308,988       EQUAL TO 8.0
  Tier 1 capital (to                                             GREATER THAN OR    GREATER THAN OR
    risk-weighted                                                       EQUAL TO           EQUAL TO
    assets)............          2,587,071               8.96          1,154,494                4.0
  Tier 1 capital (to                                             GREATER THAN OR    GREATER THAN OR
    quarterly average                                                   EQUAL TO           EQUAL TO
    assets)(1).........          2,587,071               8.53          1,213,381                4.0
As of December 31,
  1996:
  Total capital (to                                              GREATER THAN OR
    risk-weighted                                                       EQUAL TO    GREATER THAN OR%
    assets)............    $     2,946,654              11.17%        $2,111,223       EQUAL TO 8.0
  Tier 1 capital (to                                             GREATER THAN OR    GREATER THAN OR
    risk-weighted                                                       EQUAL TO           EQUAL TO
    assets)............          2,395,580               9.08          1,055,612                4.0
  Tier 1 capital (to                                             GREATER THAN OR    GREATER THAN OR
    quarterly average                                                   EQUAL TO           EQUAL TO
    assets)(1).........          2,395,580               8.41          1,139,855                4.0

------------
(1)  Excludes certain intangible assets

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 16 -- REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

                                                                                       TO BE WELL CAPITALIZED UNDER
                                                         FOR CAPITAL                     PROMPT CORRECTIVE ACTION
                              ACTUAL                  ADEQUACY PURPOSES                         PROVISIONS
                         -----------------    ----------------------------------    ----------------------------------
(DOLLARS IN THOUSANDS)     AMOUNT    RATIO        AMOUNT              RATIO             AMOUNT              RATIO
-----------------------  ----------  -----    ---------------        ------         ---------------        -------
CAPITAL RATIOS FOR THE
  BANK:
As of December 31,
  1997:
  Total capital                               GREATER THAN OR                       GREATER THAN OR
    (to risk-weighted                                EQUAL TO    GREATER THAN OR%          EQUAL TO    GREATER THAN OR%
    assets)............  $3,025,030  10.58%        $2,286,296       EQUAL TO 8.0         $2,857,870      EQUAL TO 10.0
  Tier 1 capital                              GREATER THAN OR    GREATER THAN OR    GREATER THAN OR    GREATER THAN OR
    (to risk-weighted                                EQUAL TO           EQUAL TO           EQUAL TO           EQUAL TO
    assets)............   2,527,468   8.84          1,143,148                4.0          1,714,722                6.0
  Tier 1 capital
    (to quarterly                             GREATER THAN OR    GREATER THAN OR    GREATER THAN OR    GREATER THAN OR
    average                                          EQUAL TO           EQUAL TO           EQUAL TO           EQUAL TO
    assets)(1).........   2,527,468   8.35          1,210,898                4.0          1,513,622                5.0

As of December 31,
  1996:
  Total capital                               GREATER THAN OR                       GREATER THAN OR
    (to risk-weighted                                EQUAL TO    GREATER THAN OR%          EQUAL TO    GREATER THAN OR%
    assets)............  $2,746,285  10.51%        $2,090,910       EQUAL TO 8.0         $2,613,638      EQUAL TO 10.0
  Tier 1 capital                              GREATER THAN OR    GREATER THAN OR    GREATER THAN OR    GREATER THAN OR
    (to risk-weighted                                EQUAL TO           EQUAL TO           EQUAL TO           EQUAL TO
    assets)............   2,208,392   8.45          1,045,455                4.0          1,568,183                6.0
  Tier 1 capital
    (to quarterly                             GREATER THAN OR    GREATER THAN OR    GREATER THAN OR    GREATER THAN OR
    average                                          EQUAL TO           EQUAL TO           EQUAL TO           EQUAL TO
    assets)(1).........   2,208,392   7.76          1,138,211                4.0          1,422,764                5.0

------------
(1)  Excludes certain intangible assets.

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

                                                                 YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------
                                                   1997                    1996                    1995
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE   ----------------------  ----------------------  ----------------------
DATA)                                       BASIC      DILUTED      BASIC      DILUTED      BASIC      DILUTED
----------------------------------------  ----------  ----------  ----------  ----------  ----------  ----------
Net Income..............................  $  411,296  $  411,296  $  249,458  $  249,458  $  312,942  $  312,942
Less:
  Preferred stock dividends.............      (7,600)     (7,600)    (11,306)    (11,306)    (11,305)    (11,305)
                                          ----------  ----------  ----------  ----------  ----------  ----------
Income available to common
  shareholders..........................  $  403,696  $  403,696  $  238,152  $  238,152  $  301,637  $  301,637
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------  ----------
Weighted average common shares
  outstanding...........................     174,683     174,683     174,391     174,391     173,806     173,806
Additional shares due to:
  Assumed conversion of dilutive stock
    options.............................      --             506      --             393      --             293
                                          ----------  ----------  ----------  ----------  ----------  ----------
Adjusted weighted average common shares
  outstanding...........................     174,683     175,189     174,391     174,784     173,806     174,099
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------  ----------
Net income per share....................  $     2.31  $     2.30  $     1.37  $     1.36  $     1.74  $     1.73
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------  ----------

    Options to purchase 277,200 shares of common stock at $18 per share were outstanding but not included in the computation of diluted EPS in 1996 because the options were anti-dilutive.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 21 -- CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                        --------------------------
(DOLLARS IN THOUSANDS)                                                                      1997          1996
--------------------------------------------------------------------------------------  ------------  ------------
ASSETS
  Cash and due from banks.............................................................  $     66,872  $    103,742
  Investment in and advances to subsidiaries..........................................     2,879,898     2,503,706
  Other assets........................................................................         7,971         9,161
                                                                                        ------------  ------------
        Total assets..................................................................  $  2,954,741  $  2,616,609
                                                                                        ------------  ------------
                                                                                        ------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Subordinated capital notes..........................................................  $    250,000  $    100,000
  Other liabilities...................................................................        25,442        21,676
                                                                                        ------------  ------------
        Total liabilities.............................................................       275,442       121,676
  Shareholders' equity................................................................     2,679,299     2,494,933
                                                                                        ------------  ------------
        Total liabilities and shareholders' equity....................................  $  2,954,741  $  2,616,609
                                                                                        ------------  ------------
                                                                                        ------------  ------------

CONDENSED STATEMENTS OF INCOME

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
(DOLLARS IN THOUSANDS)                                                            1997        1996        1995
-----------------------------------------------------------------------------  ----------  ----------  ----------
INCOME:
  Dividends from bank subsidiary.............................................  $   85,660  $  270,662  $   25,062
  Dividends from nonbank subsidiaries........................................      --             421         343
  Interest income on advances to subsidiaries and deposits in bank...........      12,217      24,366      52,289
  Other income...............................................................       1,040         959      --
                                                                               ----------  ----------  ----------
        Total income.........................................................      98,917     296,408      77,694
EXPENSE:
  Interest expense...........................................................      11,174      22,220      54,133
  Other expense, net.........................................................       1,583       1,072        (212)
                                                                               ----------  ----------  ----------
        Total expense........................................................      12,757      23,292      53,921
                                                                               ----------  ----------  ----------
Income before income taxes and equity in undistributed net income of
 subsidiaries................................................................      86,160     273,116      23,773
Income tax expense (benefit).................................................         204         889        (694)
                                                                               ----------  ----------  ----------
Income before equity in undistributed net income of subsidiaries.............      85,956     272,227      24,467
Equity in undistributed net income (loss) of subsidiaries:
  Bank subsidiary(1).........................................................     314,739     (32,894)    285,053
  Nonbank subsidiaries.......................................................      10,601      10,125       3,422
                                                                               ----------  ----------  ----------
NET INCOME...................................................................  $  411,296  $  249,458  $  312,942
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

---------------
(1) In 1996 the amount represents dividends distributed by the Bank in excess of its 1996 net income.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 21 -- CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS
           (CONTINUED)
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
(DOLLARS IN THOUSANDS)                                                          1997         1996         1995
---------------------------------------------------------------------------  -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................  $   411,296  $   249,458  $   312,942
  Adjustments to reconcile net income to net cash provided by operating activities:
  Equity in undistributed (earnings) losses of subsidiaries................     (325,340)      22,769     (288,475)
  Other, net...............................................................        1,059       (3,772)       2,800
                                                                             -----------  -----------  -----------
        Net cash provided by operating activities..........................       87,015      268,455       27,267

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to subsidiaries.................................................     (130,805)     (12,779)      33,590
  Repayment of advances to subsidiaries....................................       76,104       70,000       70,000
  Sales and maturities of securities.......................................      --               322       11,650
                                                                             -----------  -----------  -----------
        Net cash provided (used) by investing activities...................      (54,701)      57,543      115,240

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in short term borrowings.........................      --          (632,296)         366
  Proceeds from reduction of investment in subsidiary equity...............      --             3,966      --
  Proceeds from issuance of subordinated capital notes.....................      200,000      --           --
  Repayments of subordinated capital notes and long term debt..............      (50,000)     (70,000)     (70,000)
  Redemption of preferred stock............................................     (135,000)     --           --
  Dividends paid...........................................................      (93,303)    (182,652)     (62,044)
  Other, net...............................................................        9,119       17,813        3,392
                                                                             -----------  -----------  -----------
        Net cash used by financing activities..............................      (69,184)    (863,169)    (128,286)
                                                                             -----------  -----------  -----------
  Net increase (decrease) in cash and due from banks.......................      (36,870)    (537,171)      14,221
  Cash and due from banks at beginning of year.............................      103,742      640,913      626,692
                                                                             -----------  -----------  -----------
        Cash and due from banks at end of year.............................  $    66,872  $   103,742  $   640,913
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
CASH PAID (RECEIVED) DURING THE YEAR FOR:
  Interest.................................................................  $     9,814  $    25,785  $    52,847
  Income taxes.............................................................        1,148         (198)      (2,030)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Dividends declared but unpaid............................................  $    24,528  $    20,383  $    12,788

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

                                                                              1997 QUARTERS ENDED
                                                             -----------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                DECEMBER 31   SEPTEMBER 30    JUNE 30     MARCH 31
-----------------------------------------------------------  ------------  -------------  ---------  -------------

Interest income............................................   $  523,530     $ 520,237    $ 504,663    $ 485,031
Interest expense...........................................      205,149       207,983      197,647      191,000
                                                             ------------  -------------  ---------  -------------
Net interest income........................................      318,381       312,254      307,016      294,031
Provision for credit losses................................       --            --           --           --
Noninterest income.........................................      120,374       116,820      111,021      114,786
Noninterest expense........................................      282,457       253,317      255,753      253,138
                                                             ------------  -------------  ---------  -------------
Income before income taxes.................................      156,298       175,757      162,284      155,679
Income tax expense.........................................       63,853        45,953       65,739       63,177
                                                             ------------  -------------  ---------  -------------
Net income.................................................   $   92,445     $ 129,804    $  96,545    $  92,502
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income applicable to common stock......................   $   92,445     $ 127,857    $  93,718    $  89,676
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income per common share -- basic.......................   $     0.53     $    0.73    $    0.54    $    0.51
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income per common share -- diluted.....................   $     0.53     $    0.73    $    0.54    $    0.51
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Dividends per common share(2)..............................   $     0.14     $    0.14    $    0.12    $    0.12
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------

                                                                              1996 QUARTERS ENDED
                                                             -----------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                DECEMBER 31   SEPTEMBER 30    JUNE 30     MARCH 31
-----------------------------------------------------------  ------------  -------------  ---------  -------------

Interest income............................................   $  489,320     $ 481,315    $ 473,601    $ 483,068
Interest expense...........................................      196,236       189,727      185,362      187,401
                                                             ------------  -------------  ---------  -------------
Net interest income........................................      293,084       291,588      288,239      295,667
Provision for credit losses................................       10,000        10,000       10,000       10,000
Noninterest income.........................................      102,972       107,280      105,550      102,874
Noninterest expense........................................      285,021       284,075      313,784      252,024
                                                             ------------  -------------  ---------  -------------
Income before income taxes.................................      101,035       104,793       70,005      136,517
Income tax expense.........................................       41,234        42,810       25,597       53,251
                                                             ------------  -------------  ---------  -------------
Net income.................................................   $   59,801     $  61,983    $  44,408    $  83,266
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income applicable to common stock......................   $   56,975     $  59,156    $  41,582    $  80,440
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income per common share -- basic.......................   $     0.33     $    0.34    $    0.24    $    0.46
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Net income per common share -- diluted.....................   $     0.33     $    0.34    $    0.24    $    0.46
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------
Dividends per common share(1)(2)...........................   $     0.12     $    0.12    $    0.12    $    0.12
                                                             ------------  -------------  ---------  -------------
                                                             ------------  -------------  ---------  -------------

---------------

(1) Amounts prior to merger are based on Union Bank only and do not include the dividend of $145 million paid to The Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.

(2) Dividends per share for 1997 and 1996 are based on the Company's common stock outstanding as of the declaration date.

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

    The financial statements have been audited by Deloitte & Touche LLP, independent auditors, who were given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate. The independent auditors' report is presented on Page F-78.

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

                     [SIG]

Deloitte & Touche LLP
San Francisco, California
January 30, 1998 (November 18, 1998 as to the exchange of common shares referred to in Note 1, paragraphs 3 and 4, the adoption of SFAS No. 130, "Reporting Comprehensive Income", referred to in Notes 1 and 18, and December 7, 1998 as to the stock split referred to in Note 1, paragraph 5.)

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

                                          Date: February 4, 1999

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

Dated: February 4, 1999