Form 10-Q/A
period 1998-09-30
UNIONBANCAL CORP
filed 1999-02-04
CIK 1011659

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

Number of shares of Common Stock outstanding at December 31, 1998:  175,259,919

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                          -----------

PART I
FINANCIAL INFORMATION

  Consolidated Financial Highlights.....................................................................           2

  Item 1. Financial Statements:
    Consolidated Statements of Income...................................................................           4
    Consolidated Balance Sheets.........................................................................           5
    Consolidated Statements of Changes in Shareholders' Equity..........................................           6
    Consolidated Statements of Cash Flows...............................................................           7
    Notes to Consolidated Financial Statements..........................................................           8

  Item 2. Management's Discussion and Analysis:
    Introduction........................................................................................          12
    Business Segments...................................................................................          12
    Summary.............................................................................................          13
    Net Interest Income.................................................................................          16
    Noninterest Income..................................................................................          19
    Noninterest Expense.................................................................................          20
    Income Tax Expense..................................................................................          21
    Loans...............................................................................................          22
    Cross-Border Outstandings...........................................................................          23
    Allowance for Credit Losses.........................................................................          24
    Nonperforming Assets................................................................................          29
    Loans 90 Days or More Past Due and Still Accruing...................................................          29
    Liquidity...........................................................................................          30
    Regulatory Capital..................................................................................          30
    Year 2000...........................................................................................          30
    Euro Conversion.....................................................................................          34

  Item 3. Market Risk...................................................................................          35

PART II
OTHER INFORMATION

  Item 5. Other Information.............................................................................          36

  Item 6. Exhibits and Reports on Form 8-K..............................................................          36
  Signatures............................................................................................

                         PART I. FINANCIAL INFORMATION

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                                      PERCENT CHANGE TO
                                                                                                   SEPTEMBER 30, 1998 FROM:
                                                             FOR THE THREE MONTHS ENDED
                                                      -----------------------------------------  ----------------------------
                                                      SEPTEMBER 30,   JUNE 30,    SEPTEMBER 30,   JUNE 30,     SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)             1998          1998          1997          1998           1997
----------------------------------------------------  -------------  -----------  -------------  -----------  ---------------
RESULTS OF OPERATIONS:
  Net interest income(1)............................   $   337,702   $   326,708   $   313,555         3.37%          7.70%
  Provision for credit losses.......................        10,000        15,000            --       (33.33)            nm
  Noninterest income................................       123,925       147,994       116,820       (16.26)          6.08
  Noninterest expense...............................       290,378       277,325       253,317         4.71          14.63
                                                      -------------  -----------  -------------
  Income before income taxes(1).....................       161,249       182,377       177,058       (11.58)         (8.93)
  Taxable-equivalent adjustment.....................         1,069         1,152         1,301        (7.20)        (17.83)
  Income tax expense................................        11,913        72,704        45,953       (83.61)        (74.08)
                                                      -------------  -----------  -------------
  Net income........................................   $   148,267   $   108,521   $   129,804        36.63%         14.22%
                                                      -------------  -----------  -------------
                                                      -------------  -----------  -------------
  PER COMMON SHARE:
  Net income--basic(2)(3)...........................   $      0.85   $      0.62   $      0.73        36.56%         15.98%
  Net income--diluted(2)(3).........................          0.84          0.62          0.73        36.76          15.53
  Dividends(3)(4)...................................          0.14          0.14          0.14           --             --
  Book value (end of period)(2)(3)..................         17.04         16.21         14.96         5.10          13.91
  Common shares outstanding (end of period)(2)(3)...   175,208,037   176,174,614   174,848,461         0.02           0.21
  Weighted average common shares
    outstanding--basic(2)(3)........................   175,188,084   175,114,974   174,820,651         0.04           0.21
  Weighted average common shares
    outstanding--diluted(2)(3)......................   175,791,963   175,789,968   175,439,980           --           0.20
BALANCE SHEET (END OF PERIOD):
  Total assets......................................   $31,407,318   $30,922,575   $30,982,479         1.57%          1.37%
  Total loans.......................................    23,497,845    22,958,328    22,297,724         2.35           5.38
  Nonperforming assets..............................        81,399       122,943       132,974       (33.79)        (38.79)
  Total deposits....................................    23,663,129    23,412,519    22,974,188         1.07           3.00
  Subordinated capital notes........................       298,000       348,000       382,000       (14.37)        (21.99)
  Common equity(2)..................................     2,984,950     2,839,530     2,615,327         5.12          14.13
BALANCE SHEET (PERIOD AVERAGE):
  Total assets......................................   $30,762,880   $29,756,517   $30,113,382         3.38%          2.16%
  Total loans.......................................    23,432,772    22,698,082    22,167,332         3.24           5.71
  Earning assets....................................    27,767,944    26,724,142    26,730,417         3.91           3.88
  Total deposits....................................    22,571,441    22,154,050    22,226,453         1.88           1.55
  Common equity(2)..................................     2,866,497     2,795,714     2,550,254         2.53          12.40
FINANCIAL RATIOS:
  Return on average assets(5).......................          1.91%         1.46%         1.71%
  Return on average common equity(2)(6).............         20.52         15.57         19.89
  Efficiency ratio(7)...............................         62.97         58.47         59.22
  Net interest margin(1)............................          4.84          4.90          4.66
  Tier 1 risk-based capital ratio...................          9.53          9.28          8.92
  Total risk-based capital ratio....................         11.51         11.34         11.02
  Leverage ratio....................................          9.37          9.27          8.39
  Allowance for credit losses to total loans........          2.02          2.08          2.15
  Allowance for credit losses to nonaccrual loans...        697.19        446.71        435.92
  Net loans charged off to average total loans(8)...          0.21          0.05          0.42
  Nonperforming assets to total loans and foreclosed
    assets..........................................          0.35          0.54          0.60
  Nonperforming assets to total assets..............          0.26          0.40          0.43

------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) Three months ended June 30, 1998 and September 30, 1997 results have been restated to give retroactive effect to the exchange on August 10, 1998 of
       10.2 million shares of the Company's common stock for The Bank of Tokyo-Mitsubishi, Ltd.'s (BTM) direct ownership interest in Union Bank of California (the Bank).
(3) Amounts restated to give retroactive effect to the stock split referred to in Note 1 of the accompanying notes to Consolidated Financial Statements.
(4) Dividends per share reflect dividends declared on the Company's common stock outstanding as of the declaration date.
(5)    Based on annualized net income.
(6)    Based on annualized net income applicable to common stock.
(7) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.3) million, $(0.2) million, and $(1.6) million in the third quarter of 1998, the second quarter of 1998, and the third quarter of 1997, respectively.
(8)    Annualized.
nm   = not meaningful

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED)
                                  (UNAUDITED)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                            -----------------------------------------
                                                                            SEPTEMBER 30,  SEPTEMBER 30,    PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                   1998           1997         CHANGE
--------------------------------------------------------------------------  -------------  -------------  -----------
RESULTS OF OPERATIONS:
  Net interest income(1)..................................................   $   983,056    $   917,408         7.16%
  Provision for credit losses.............................................        45,000             --           nm
  Noninterest income......................................................       399,949        342,627        16.73
  Noninterest expense.....................................................       836,178        762,208         9.70
                                                                            -------------  -------------
  Income before income taxes(1)...........................................       501,827        497,827         0.80
  Taxable-equivalent adjustment...........................................         3,417          4,107       (16.80)
  Income tax expense......................................................       146,045        174,869       (16.48)
                                                                            -------------  -------------
  Net income..............................................................   $   352,365    $   318,851        10.51%
                                                                            -------------  -------------
                                                                            -------------  -------------
PER COMMON SHARE:
  Net income--basic(2)(3).................................................   $      2.01    $      1.78        12.90%
  Net income--diluted(2)(3)...............................................          2.01           1.78        12.95
  Dividends(3)............................................................          0.42           0.37        12.50
  Book value (end of period)(2)(3)........................................         17.04          14.96        13.91
  Common shares outstanding (end of period)(2)(3).........................   175,208,037    174,848,461         0.21
  Weighted average common shares outstanding--basic(2)(3).................   175,090,890    174,614,764         0.27
  Weighted average common shares outstanding--diluted(2)(3)...............   175,728,849    175,071,292         0.38

BALANCE SHEET (END OF PERIOD):
  Total assets............................................................   $31,407,318    $30,982,479         1.37%
  Total loans.............................................................    23,497,845     22,297,724         5.38
  Nonperforming assets....................................................        81,399        132,974       (38.79)
  Total deposits..........................................................    23,663,129     22,974,188         3.00
  Subordinated capital notes..............................................       298,000        382,000       (21.99)
  Common equity(2)........................................................     2,984,950      2,615,327        14.13

BALANCE SHEET (PERIOD AVERAGE):
  Total assets............................................................   $30,130,893    $29,451,728         2.31%
  Total loans.............................................................    22,916,992     21,693,329         5.64
  Earning assets..........................................................    27,002,879     26,066,274         3.59
  Total deposits..........................................................    22,386,160     21,823,524         2.58
  Common equity(2)........................................................     2,792,727      2,469,521        13.09

FINANCIAL RATIOS:
  Return on average assets(5).............................................          1.56%          1.45%
  Return on average common equity(2)(6)...................................         16.87          16.85
  Efficiency ratio(7).....................................................         60.51          60.55
  Net interest margin(1)..................................................          4.86           4.70
  Tier 1 risk-based capital ratio.........................................          9.53           8.92
  Total risk-based capital ratio..........................................         11.51          11.02
  Leverage ratio..........................................................          9.37           8.39
  Allowance for credit losses to total loans..............................          2.02           2.15
  Allowance for credit losses to nonaccrual loans.........................        697.19         435.92
  Net loans charged off to average total loans(8).........................          0.12           0.28
  Nonperforming assets to total loans and foreclosed assets...............          0.35           0.60
  Nonperforming assets to total assets....................................          0.26           0.43

------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Nine months ended September 30, 1997 results have been restated to give retroactive effect to the exchange on August 10, 1998 of 10.2 million shares of the Company's common stock for BTM's direct ownership interest in the Bank.

(3) Amounts restated to give retroactive effect to the stock split referred to in Note 1 of the accompanying notes to the Consolidated Financial Statements.

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

ITEM 1. FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                           FOR THE THREE          FOR THE NINE
                                                                            MONTHS ENDED          MONTHS ENDED
                                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                                        --------------------  --------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                             1998       1997       1998       1997
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
INTEREST INCOME
  Loans...............................................................  $ 468,199  $ 449,840  $1,365,285 $1,311,337
  Securities..........................................................     53,559     44,226    145,390    123,075
  Interest bearing deposits in banks..................................      2,769     16,125     14,187     43,404
  Federal funds sold and securities purchased under resale
    agreements........................................................      4,074      4,204     11,784     18,727
  Trading account assets..............................................      7,372      5,842     19,976     13,388
                                                                        ---------  ---------  ---------  ---------
      Total interest income...........................................    535,973    520,237  1,556,622  1,509,931
                                                                        ---------  ---------  ---------  ---------
INTEREST EXPENSE
  Domestic deposits...................................................    118,847    134,888    353,283    386,699
  Foreign deposits....................................................     20,805     17,759     66,455     55,156
  Federal funds purchased and securities sold under repurchase
    agreements........................................................     26,051     18,170     59,667     44,053
  Commercial paper....................................................     24,257     21,814     67,719     66,543
  Subordinated capital notes..........................................      4,797      6,856     15,883     17,180
  Other borrowed funds................................................      4,583      8,496     13,976     26,999
                                                                        ---------  ---------  ---------  ---------
      Total interest expense..........................................    199,340    207,983    576,983    596,630
                                                                        ---------  ---------  ---------  ---------
NET INTEREST INCOME...................................................    336,633    312,254    979,639    913,301
  Provision for credit losses.........................................     10,000         --     45,000         --
                                                                        ---------  ---------  ---------  ---------
      Net interest income after provision for credit losses...........    326,633    312,254    934,639    913,301
                                                                        ---------  ---------  ---------  ---------
NONINTEREST INCOME
  Service charges on deposit accounts.................................     35,709     29,271    101,288     84,699
  Trust and investment management fees................................     30,777     27,143     88,806     76,737
  International commissions and fees..................................     17,951     17,208     54,516     49,593
  Merchant transaction processing fees................................     14,871     15,326     42,988     42,653
  Merchant banking fees...............................................      6,095      5,074     24,083     19,899
  Securities gains, net...............................................        653      1,546      5,579      2,098
  Other...............................................................     17,869     21,252     82,689     66,948
                                                                        ---------  ---------  ---------  ---------
      Total noninterest income........................................    123,925    116,820    399,949    342,627
                                                                        ---------  ---------  ---------  ---------
NONINTEREST EXPENSE
  Salaries and employee benefits......................................    159,680    141,009    459,592    418,970
  Net occupancy.......................................................     23,590     21,619     67,294     64,133
  Equipment...........................................................     14,039     13,376     41,842     41,206
  Merchant transaction processing.....................................     11,415     11,002     33,008     31,269
  Communications......................................................      9,834     10,349     31,515     31,135
  Professional services...............................................      9,285      6,461     25,186     19,062
  Advertising and public relations....................................      8,066      7,532     22,419     20,759
  Data processing.....................................................      7,327      6,544     20,462     19,115
  Foreclosed asset expense (income)...................................       (325)    (1,572)      (746)      (696)
  Merger and integration..............................................         --         --         --      6,037
  Other...............................................................     47,467     36,997    135,606    111,218
                                                                        ---------  ---------  ---------  ---------
      Total noninterest expense.......................................    290,378    253,317    836,178    762,208
                                                                        ---------  ---------  ---------  ---------
  Income before income taxes..........................................    160,180    175,757    498,410    493,720
  Income tax expense..................................................     11,913     45,953    146,045    174,869
                                                                        ---------  ---------  ---------  ---------
NET INCOME............................................................  $ 148,267  $ 129,804  $ 352,365  $ 318,851
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
NET INCOME APPLICABLE TO COMMON STOCK(1)..............................  $ 148,267  $ 127,857  $ 352,365  $ 311,251
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
NET INCOME PER COMMON SHARE--BASIC(1)(2)..............................  $    0.85  $    0.73  $    2.01  $    1.78
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
NET INCOME PER COMMON SHARE--DILUTED(1)(2)............................  $    0.84  $    0.73  $    2.01  $    1.78
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC(1)(2)...............    175,188    174,821    175,091    174,615
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED(1)(2).............    175,792    175,440    175,729    175,071
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

----------------------------------
(1) Results for the three and nine months ended September 30, 1997 have been restated to give retroactive effect to the exchange on August 10, 1998 of
       10.2 million shares of the Company's common stock for BTM's direct ownership interest in the Bank.

(2) Amounts restated to give retroactive effect to the stock split referred to in Note 1 of the accompanying notes to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                          SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                     1998           1997          1997
------------------------------------------------------------------------  -------------  ------------  -------------
ASSETS
Cash and due from banks.................................................   $ 2,211,595    $2,541,699    $ 2,086,873
Interest bearing deposits in banks......................................       133,165       633,421      1,064,858
Federal funds sold and securities purchased under resale agreements.....       629,784        24,335        762,978
                                                                          -------------  ------------  -------------
    Total cash and cash equivalents.....................................     2,974,544     3,199,455      3,914,709
Trading account assets..................................................       357,515       394,313        496,254
Securities available for sale...........................................     3,200,376     2,538,386      2,625,490
Securities held to maturity (market value: September 30, 1998, $165,807;
  December 31, 1997, $193,115; September 30, 1997, $237,102)............       162,018       188,775        232,388
Loans (net of allowance for credit losses: September 30, 1998, $473,717;
  December 31, 1997, $451,692; September 30, 1997, $478,454)............    23,024,128    22,289,716     21,819,270
Due from customers on acceptances.......................................       464,581       773,339        737,600
Premises and equipment, net.............................................       407,863       406,299        403,851
Other assets............................................................       816,293       794,982        752,917
                                                                          -------------  ------------  -------------
    Total assets........................................................   $31,407,318    $30,585,265   $30,982,479
                                                                          -------------  ------------  -------------
                                                                          -------------  ------------  -------------
LIABILITIES
Domestic deposits:
  Noninterest bearing...................................................   $ 9,427,080    $8,574,515    $ 7,958,088
  Interest bearing......................................................    12,379,167    12,666,458     13,297,367
Foreign deposits:
  Noninterest bearing...................................................       247,038       275,029        284,611
  Interest bearing......................................................     1,609,844     1,780,372      1,434,122
                                                                          -------------  ------------  -------------
    Total deposits......................................................    23,663,129    23,296,374     22,974,188

Federal funds purchased and securities sold under repurchase
  agreements............................................................     1,574,163     1,335,884      1,294,943
Commercial paper........................................................     1,417,077       966,575      1,593,733
Other borrowed funds....................................................       339,340       476,010        745,753
Acceptances outstanding.................................................       464,581       773,339        737,600
Other liabilities.......................................................       666,078       709,784        638,935
Subordinated capital notes..............................................       298,000       348,000        382,000
                                                                          -------------  ------------  -------------
    Total liabilities...................................................    28,422,368    27,905,966     28,367,152
                                                                          -------------  ------------  -------------
SHAREHOLDERS' EQUITY(1)
Common stock(2)--$1.67 stated value:
  Authorized 300,000,000 shares, issued 175,208,037 as of September 30,
    1998, 174,917,673 as of December 31, 1997, and 174,848,461 as of
    September 30, 1997..................................................       292,013       291,529        291,414
Additional paid-in capital..............................................     1,430,539     1,422,680      1,420,428
Retained earnings.......................................................     1,233,068       957,662        889,105
Accumulated other comprehensive income..................................        29,330         7,428         14,380
                                                                          -------------  ------------  -------------
    Total shareholders' equity..........................................     2,984,950     2,679,299      2,615,327
                                                                          -------------  ------------  -------------
    Total liabilities and shareholders' equity..........................   $31,407,318    $30,585,265   $30,982,479
                                                                          -------------  ------------  -------------
                                                                          -------------  ------------  -------------

------------------------------
(1) Balances as of December 31, 1997 and September 30, 1997 have been restated to give retroactive effect to the exchange on August 10, 1998 of
       10.2 million shares of the Company's common stock for BTM's direct ownership interest in the Bank.

(2) Amounts restated to give retroactive effect to the stock split referred to in Note 1 of the accompanying notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY(3)
                                  (UNAUDITED)

                                                                                            FOR THE NINE MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                          ------------------------
(DOLLARS IN THOUSANDS)                                                                       1998         1997
----------------------------------------------------------------------------------------  -----------  -----------
PREFERRED STOCK
Balance, beginning of period............................................................  $        --  $   135,000
Redemption of preferred stock...........................................................           --     (135,000)
                                                                                          -----------  -----------
  Balance, end of period................................................................  $        --  $        --
                                                                                          -----------  -----------
COMMON STOCK
Balance, beginning of period............................................................  $   291,529  $   290,762
Dividend reinvestment plan..............................................................            6            2
Deferred compensation--restricted stock awards..........................................          281          283
Stock options exercised.................................................................          197          367
                                                                                          -----------  -----------
  Balance, end of period................................................................  $   292,013  $   291,414
                                                                                          -----------  -----------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period............................................................  $ 1,422,680  $ 1,413,076
Dividend reinvestment plan..............................................................           10          (77)
Deferred compensation--restricted stock awards..........................................        5,217        3,498
Stock options exercised.................................................................        2,632        3,931
                                                                                          -----------  -----------
  Balance, end of period................................................................  $ 1,430,539  $ 1,420,428
                                                                                          -----------  -----------
RETAINED EARNINGS
Balance, beginning of period............................................................  $   957,662  $   645,214
Net income(1)...........................................................................      352,365      318,851
Dividends on common stock(2)............................................................      (73,632)     (65,320)
Dividends on preferred stock............................................................           --       (7,600)
Deferred compensation--restricted stock awards..........................................       (3,327)      (2,040)
                                                                                          -----------  -----------
  Balance, end of period................................................................  $ 1,233,068  $   889,105
                                                                                          -----------  -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period............................................................  $     7,428  $    10,881
                                                                                          -----------  -----------
Net income(1)...........................................................................      352,365      318,851
Other comprehensive income..............................................................       21,902        3,499
                                                                                          -----------  -----------
Comprehensive income....................................................................      374,267      322,350
Less: net income included in retained earnings..........................................     (352,365)    (318,851)
                                                                                          -----------  -----------
  Balance, end of period................................................................  $    29,330  $    14,380
                                                                                          -----------  -----------
    TOTAL SHAREHOLDERS' EQUITY..........................................................  $ 2,984,950  $ 2,615,327
                                                                                          -----------  -----------
                                                                                          -----------  -----------

------------------------
(1) Includes dividends applicable to preferred shareholders of $7.6 million for the first nine months of 1997.

(2) Dividends per share, after giving effect to the stock split referred to in Note 1 of the accompanying notes to Consolidated Financial Statements, were $0.42 and $0.37 for the first nine months of 1998 and 1997, respectively, and are based on the Company's shares outstanding at the declaration date.

(3) Balances as of September 30, 1997 have been restated to give retroactive effect to the exchange on August 10, 1998 of 10.2 million shares of the Company's common stock for BTM's direct ownership interest in the Bank.

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            FOR THE NINE MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                          ------------------------
(DOLLARS IN THOUSANDS)                                                                       1998         1997
----------------------------------------------------------------------------------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................................  $   352,365  $   318,851
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses.........................................................       45,000           --
    Depreciation, amortization and accretion............................................       50,528       49,285
    Provision for deferred income taxes.................................................        7,409       38,734
    Gain on sales of securities available for sale......................................       (5,579)      (2,098)
    Merger and integration costs less than cash utilized................................      (12,350)     (27,200)
    Net (increase) decrease in trading account assets...................................       36,798      (40,382)
    Other, net..........................................................................      (24,839)      92,393
                                                                                          -----------  -----------
      Total adjustments.................................................................       96,967      110,732
                                                                                          -----------  -----------
  Net cash provided by operating activities.............................................      449,332      429,583
                                                                                          -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale..................................      418,456        3,920
  Proceeds from matured and called securities available for sale........................      196,358      326,833
  Purchases of securities available for sale............................................   (1,253,529)    (777,281)
  Proceeds from matured and called securities held to maturity..........................       26,960       36,121
  Net increase in loans.................................................................     (797,343)  (1,312,241)
  Other, net............................................................................      (42,032)     (19,986)
                                                                                          -----------  -----------
    Net cash used by investing activities...............................................   (1,451,130)  (1,742,634)
                                                                                          -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..............................................................      366,755    1,441,228
  Net increase (decrease) in federal funds purchased and securities sold under
    repurchase agreements...............................................................      238,279      (27,711)
  Net increase in commercial paper and other borrowed funds.............................      313,832       94,601
  Maturity and redemption of subordinated debt..........................................      (50,000)    (200,000)
  Proceeds from issuance of subordinated debt...........................................           --      200,000
  Payments of cash dividends............................................................      (73,631)     (68,787)
  Redemption of preferred stock.........................................................           --     (135,000)
  Other, net............................................................................        2,471        2,642
                                                                                          -----------  -----------
    Net cash provided by financing activities...........................................      797,706    1,306,973
                                                                                          -----------  -----------
Net decrease in cash and cash equivalents...............................................     (204,092)      (6,078)
Cash and cash equivalents at beginning of period........................................    3,199,455    3,937,697
Effect of exchange rate changes on cash and cash equivalents............................      (20,819)     (16,910)
                                                                                          -----------  -----------
Cash and cash equivalents at end of period..............................................  $ 2,974,544  $ 3,914,709
                                                                                          -----------  -----------
                                                                                          -----------  -----------
CASH PAID DURING THE PERIOD FOR:
  Interest..............................................................................  $   588,487  $   611,347
  Income taxes..........................................................................      189,411       47,359

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Loans transferred to foreclosed assets (OREO).........................................  $    13,882  $    19,033
  Dividends declared but unpaid.........................................................       24,529       24,518

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of this Statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. This Statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company expects to adopt SFAS No. 131 at December 31, 1998.

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

    In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
Use". SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. Management believes that the adoption of SOP 98-1 will not have a material effect on the Company's financial position or results of operations. The Statement is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. The Company expects to adopt SOP 98-1 on January 1, 1999.

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

                                          THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                     ------------------------------------------  ------------------------------------------
                                             1998                  1997                  1998                  1997
                                     --------------------  --------------------  --------------------  --------------------

(AMOUNTS IN THOUSANDS)                 BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED
-----------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income.........................  $ 148,267  $ 148,267  $ 129,804  $ 129,804  $ 352,365  $ 352,365  $ 318,851  $ 318,851
Less:
  Dividends on preferred stock.....         --         --     (1,947)    (1,947)        --         --     (7,600)    (7,600)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income available to common
  shareholders.....................  $ 148,267  $ 148,267  $ 127,857  $ 127,857  $ 352,365  $ 352,365  $ 311,251  $ 311,251
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Weighted average common shares
  outstanding......................    175,188    175,188    174,821    174,821    175,091    175,091    174,615    174,615
Additional shares due to:
  Assumed conversion of dilutive
    stock options..................         --        604         --        619         --        638         --        456
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Adjusted weighted average common
  shares outstanding...............    175,188    175,792    174,821    175,440    175,091    175,729    174,615    175,071
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Earnings per share.................  $    0.85  $    0.84  $    0.73  $    0.73  $    2.01  $    2.01  $    1.78  $    1.78
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

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

SUMMARY

    Net income in the third quarter of 1998 was $148.3 million, compared to $129.8 million in the third quarter of 1997. Net income applicable to common stock was $148.3 million, or $0.84 per diluted common share, in the third quarter of 1998, compared with $127.9 million, or $0.73 per diluted common share, in the third quarter of 1997. Excluding the tax benefit of $44.8 million, net of federal tax, for previously accrued 1997 and 1998 state income tax liabilities, and lower third quarter state income tax provision of $7.6 million, net of federal tax, net income applicable to common stock was $95.8 million, or $0.55 per diluted common share. Excluding the $24.7 million tax refund in the third quarter of 1997, net income applicable to common stock was $103.2 million, or $0.59 per diluted common share. This decrease in diluted earnings per common share from the third quarter of last year was primarily related to increases in personnel expense, an increase in the provision for credit losses, and expenses related to higher deposit volumes and Year 2000 compliance expenses. Other highlights of the third quarter of 1998 include:

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

    Net income for the first nine months of 1998 was $352.4 million, compared to $318.9 million for the first nine months of 1997. Net income applicable to common stock was $352.4 million, or $2.01 per diluted common share, for the first nine months of 1998, compared with $311.3 million, or $1.78 per diluted common share, for the first nine months of 1997. Excluding the tax benefit of $52.4 million, net of federal tax, recorded in the first nine months of 1998, net income applicable to common stock was $299.9 million, or $1.71 per diluted common share. Excluding the $24.7 million tax refund for the first nine months of 1997, net income applicable to common stock was $286.6 million, or $1.64 per diluted common share.

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

                                                                      FOR THE NINE MONTHS ENDED
                                              --------------------------------------------------------------------------
                                                       SEPTEMBER 30, 1998                    SEPTEMBER 30, 1997
                                              ------------------------------------  ------------------------------------
                                                           INTEREST      AVERAGE                 INTEREST      AVERAGE
                                               AVERAGE      INCOME/      YIELD/      AVERAGE      INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                         BALANCE    EXPENSE(1)     RATE(1)     BALANCE    EXPENSE(1)     RATE(1)
--------------------------------------------  ----------  -----------  -----------  ----------  -----------  -----------
ASSETS
Loans:(2)
  Domestic..................................  $21,569,891  $1,297,483        8.04%  $20,218,298  $1,245,658        8.23%
  Foreign(3)................................   1,347,101      68,380         6.79    1,475,031      66,578         6.03
Securities--taxable(4)......................   2,949,151     139,720         6.32    2,476,970     116,715         6.29
Securities--tax-exempt(4)...................     106,783       8,348        10.42      126,634       9,567        10.07
Interest bearing deposits in banks..........     279,938      14,187         6.78      996,710      43,404         5.82
Federal funds sold and securities purchased
  under resale agreements...................     281,565      11,784         5.60      450,603      18,727         5.56
Trading account assets......................     468,450      20,137         5.75      322,028      13,389         5.56
                                              ----------  -----------               ----------  -----------
    Total earning assets....................  27,002,879   1,560,039         7.72   26,066,274   1,514,038         7.76
                                                          -----------                           -----------
Allowance for credit losses.................    (471,384)                             (514,043)
Cash and due from banks.....................   1,903,155                             2,005,177
Premises and equipment, net.................     402,197                               413,024
Other assets................................   1,294,046                             1,481,296
                                              ----------                            ----------
    Total assets............................  $30,130,893                           $29,451,728
                                              ----------                            ----------
                                              ----------                            ----------
LIABILITIES
Domestic deposits:
  Interest bearing..........................  $5,447,712   $ 115,626         2.84   $5,274,137   $ 111,457         2.83
  Savings and consumer time.................   3,176,898      90,713         3.82    2,956,493      83,695         3.78
  Large time................................   3,606,182     146,945         5.45    4,691,506     191,547         5.46
Foreign deposits(3).........................   1,723,282      66,454         5.16    1,560,149      55,156         4.73
                                              ----------  -----------               ----------  -----------
    Total interest bearing deposits.........  13,954,074     419,738         4.02   14,482,285     441,855         4.08
                                              ----------  -----------               ----------  -----------
Federal funds purchased and securities sold
  under repurchase agreements...............   1,481,809      59,667         5.38    1,106,180      44,053         5.32
Subordinated capital notes..................     335,179      15,883         6.34      353,429      17,180         6.50
Commercial paper............................   1,641,425      67,720         5.52    1,631,056      66,543         5.45
Other borrowed funds........................     323,082      13,975         5.78      673,359      26,999         5.36
                                              ----------  -----------               ----------  -----------
    Total borrowed funds....................   3,781,495     157,245         5.56    3,764,024     154,775         5.50
                                              ----------  -----------               ----------  -----------
    Total interest bearing liabilities......  17,735,569     576,983         4.35   18,246,309     596,630         4.37
                                                          -----------                           -----------
Noninterest bearing deposits................   8,432,086                             7,341,239
Other liabilities...........................   1,170,511                             1,274,000
                                              ----------                            ----------
    Total liabilities.......................  27,338,166                            26,861,548
SHAREHOLDERS' EQUITY
Preferred stock.............................          --                               120,659
Common equity...............................   2,792,727                             2,469,521
                                              ----------                            ----------
    Total shareholders' equity..............   2,792,727                             2,590,180
                                              ----------                            ----------
    Total liabilities and shareholders'
      equity................................  $30,130,893                           $29,451,728
                                              ----------                            ----------
                                              ----------                            ----------
Net interest income/margin
  (taxable-equivalent basis)................                 983,056         4.86%                 917,408         4.70%
Less: taxable-equivalent adjustment.........                   3,417                                 4,107
                                                          -----------                           -----------
    Net interest income.....................               $ 979,639                             $ 913,301
                                                          -----------                           -----------
                                                          -----------                           -----------

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

    The Company continues to make preparations for the Year 2000. (For a detailed discussion of the Year 2000 Program see page 30). The total cost of the Year 2000 project is estimated to be approximately $50 million, of which $10 million relates to capital expenditures which the Company will capitalize and depreciate over their useful lives. The remaining $40 million will be included in noninterest expense in the period incurred. As of September 30, 1998, the Company has spent $19 million on the Year 2000 Project, $17 million and $2 million in 1998 and 1997, respectively. Of the $19 million spent as of September 30, 1998, $6 million relates to capital expenditures, $5 million and $1 million in 1998 and 1997, respectively. Of the estimated $31 million remaining to be spent, an estimated $4 million is for capital expenditures. During the third quarter of 1998, the Company spent $12 million on the Year 2000 Project, of which $5 million relates to capital expenditures. The remaining $7 million is included in noninterest expense. The cost of the year 2000 Project is being funded by normal operating cash and staffed by external resources as well as internal staff re-deployed from less time-sensitive assignments. Estimated total cost could change further as analysis continues.

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

PROVISION FOR CREDIT LOSSES

    During the third quarter of 1998, the Company recorded a $10.0 million provision for credit losses, bringing the total provision for credit losses recorded during the nine months ended September 30, 1998 to $45.0 million, compared with no provision for the three and nine month periods ended September 30, 1997. Provisions for credit losses are charged to income to bring the Company's allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "--Allowance for Credit Losses" below.

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

    - Pass graded loan loss factors are based on the average annual net chargeoff rate over an eight-year period.

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

    The allowance for credit losses is based upon estimates of probable losses inherent in the loan and lease portfolio. The amount actually observed in respect of these losses can vary significantly from the estimated amounts. The Company's methodology includes several features which are intended to reduce the differences between estimated and actual losses. The loss migration model that is used to establish the loan loss factors for problem graded loans is designed to be self-correcting by taking into account the Company's recent loss experience. Similarly, by basing the pass graded loan loss factors on loss experience over the last eight years, the methodology is designed to take the Company's recent loss experience into account. Pooled loan loss factors are adjusted quarterly based upon the level of net chargeoffs expected by management in the next twelve months. Furthermore, the Company's methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan and lease portfolio on a quarterly basis, the Company is able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

    At September 30, 1998, the Company's allowance for credit losses was $473.7 million, or 2.02 percent of total loans, and 697.2 percent of total nonaccrual loans, compared with an allowance for credit losses at September 30, 1997 of $478.5 million, or 2.15 percent of total loans, and 435.9 percent of total nonaccrual loans.

    During the first nine months of 1998, there were no changes in estimation methods or assumptions that affected the Company's methodology for assessing the appropriateness of the allowance for credit losses, except that the Company extended the average annual net chargeoff rate for pass graded loans from six years to eight years. The impact of this change resulted in an increase of approximately $17 million in the formula allowance. The Company extended the average annual net chargeoff rate in order to better reflect the business cycle. Changes in assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, affect the assessment of the unallocated allowance. As of March 31, 1998, the Company changed the method of determining the quantified losses on Asia/Pacific loans from one based on total corporate exposure in the segment to one based on total country exposure to countries receiving assistance from the International Monetary Fund. As of March 31, 1998, this change resulted in a $9 million decrease in the allowance allocated to foreign loans.

    In the third quarter 1998, the Company reclassified a $1.9 million previously established allowance for credit losses related to interest rate derivatives and foreign exchange contracts from the unallocated portion of the allowance for credit losses. The reserve for derivative and foreign exchange contracts is presented as an offset to trading account assets. Future changes in that reserve as a result of changes in the positive replacement cost of those contracts will be provided as an offset to trading gains and losses.

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

    The Company resumed recording provisions in 1998 in order to bring the Company's allowance for credit losses to a level deemed appropriate by management based upon management's application of the loan loss allowance methodology discussed above. In particular, in the assessment as of September 30, 1998, management focused on factors affecting elements of the oil and gas, agriculture and technology industries, as well as the continued effects of the Asian financial turmoil on companies and financial institutions in domestic and foreign markets in which the Company operates and the growth in, and changes in the composition of, the loan and lease portfolio.

    - With respect to the oil and gas industry, where the Company had $529.0 million of loans outstanding at September 30, 1998, management considered the effects of the decline in oil prices on the cashflows of borrowers in the oil and gas industry.

    - With respect to the agriculture industry, where the Company had $531.4 million of loans outstanding at September 30, 1998, management considered the effects of abnormal weather conditions (commonly referred to as "El Nino") and export market conditions on agricultural borrowers.

    - With respect to the technology industry, where the Company had $834.2 million of loans outstanding at September 30, 1998, management considered the effects of export market conditions and cyclical overcapacity on borrowers in the technology industry.

    - With respect to cross-border loans and acceptances to Japan, Korea, Malaysia, Thailand, Vietnam, Singapore, Indonesia, the Philippines, China, Taiwan and Hong Kong, where the Company had outstandings of $1.5 billion at September 30, 1998, management considered the continued effects of the global financial turmoil.

    - With respect to cross-border loans and acceptances to Latin American countries, where the Company had outstandings of $292 million at September 30, 1998, management considered the continued effects of the global financial turmoil.

Although in certain instances the downgrading of a loan resulting from these effects has been reflected in the formula allowance, management believes that in most instances the impact of these events on the collectibility of the applicable loans and leases has not yet been reflected in the level of nonperforming loans or in the internal risk grading process with respect to such loans and leases. Accordingly, the Company's evaluation of the probable losses related to these factors is reflected in the unallocated allowance. The evaluations of the inherent losses with respect to these factors are subject to higher degrees of uncertainty because they are not identified with specific problem credits.

At September 30, 1998, the Company's allowance for credit losses was $473.7 million, consisting of a $196 million formula allowance, a $30 million specific allowance and a $247 million unallocated allowance. The Company does not weight the unallocated allowance among segments of the portfolio. The following factors are reflected in management's estimate of the unallocated allowance:

    - the approximately $45 million to $57 million margin for model and estimation risk prescribed by the Company's credit policy,

    - the effects of the decline in oil prices on borrowers in the oil and gas industry, which could be in the range of $10 million to $20 million,

    - the effects of abnormal weather conditions and export market conditions on agricultural borrowers, which could be in the range of $10 million to $20 million,

    - the effects of export market conditions and cyclical overcapacity on borrowers in the technology industry, which could be in the range of $20 million to $30 million,

    - the continued effects of the global financial turmoil on borrowers in Asia/Pacific countries, which could be in the range of $65 million to $90 million and

    - the continued effects of the global financial turmoil on borrowers in Latin American countries, which could be in the range of $15 million to $20 million.

There can be no assurance that the adverse impact of any of these conditions on the Company will not be in excess of the range set forth above. See paragraph on forward looking statements on page 12.

    Despite the foregoing factors, management reduced the size of the provision in each of the second and third quarters of 1998 based upon certain mitigating factors, including the continued decline in the level of nonperforming loans, the lower levels of net chargeoffs, the sale of the credit card portfolio, the real estate note sale and the results of the Company's efforts to limit its exposure and counterparty risk in Asia.

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

    Net loans charged-off were $21.0 million and $45.4 million for the nine months ended September 30, 1998 and 1997, respectively. Loans charged-off in 1998 decreased by $33.4 million primarily due to a $18.7 million decrease in commercial, financial and industrial loans charged-off as portfolio quality improved, and a $14.7 million decrease in consumer loans charged-off primarily due to the sale of the credit card portfolio in April of 1998. Recoveries of loans previously charged-off decreased by $9.1 million, and the percentage of net loans charged-off to average loans decreased from 0.28 to 0.12 percent for the nine months ended September 30, 1997 and 1998, respectively. Chargeoffs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses. At September 30,

1998, the allowance for credit losses exceeded the net loans charged off during the first three quarters of 1998, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

    At September 30, 1998, the Company's average annual net chargeoffs for the past five years and the nine months ended September 30, 1998, was $117.7 million, which represents 4.0 years of losses based on the level of the allowance for credit losses at that date. Historical net chargeoffs are not necessarily indicative of the amount of net chargeoffs that the Company will realize in the future.

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

REGULATORY CAPITAL

    The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios for the Company.

                                                                                                          MINIMUM
                                                        SEPTEMBER 30,  DECEMBER 31,   SEPTEMBER 30,     REGULATORY
(DOLLARS IN THOUSANDS)                                      1998           1997           1997          REQUIREMENT
------------------------------------------------------  -------------  -------------  -------------  -----------------
CAPITAL COMPONENTS
Tier 1 capital........................................  $   2,876,605  $   2,587,071  $   2,520,589
Tier 2 capital........................................        598,027        601,102        593,865
                                                        -------------  -------------  -------------
Total risk-based capital..............................  $   3,474,632  $   3,188,173  $   3,114,454
                                                        -------------  -------------  -------------
                                                        -------------  -------------  -------------
Risk-weighted assets..................................  $  30,176,967  $  28,862,340  $  28,249,379
                                                        -------------  -------------  -------------
                                                        -------------  -------------  -------------
Quarterly average assets..............................  $  30,696,414  $  30,334,507  $  30,037,626
                                                        -------------  -------------  -------------
                                                        -------------  -------------  -------------
CAPITAL RATIOS
Total risk-based capital..............................          11.51%         11.05%         11.02%           8.0%
Tier 1 risk-based capital.............................           9.53           8.96           8.92            4.0
Leverage ratio(1).....................................           9.37           8.53           8.39            4.0

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits Index:

   NO.                                   DESCRIPTION
---------  ------------------------------------------------------------------------
     10.4  Richard C. Hartnack Employment Agreement (Dated August 11, 1998)
           previously filed on Form 10-Q dated November 19, 1998.
     10.5  Robert M. Walker Employment Agreement (Dated July 7, 1998) previously filed on Form 10-Q dated November 19, 1998.
     10.6  Agreement with The Bank of Tokyo-Mitsubishi, LTD. (July 22, 1998)
           previously filed on Form 10-Q dated November 19, 1998.
       27  Financial Data Schedule

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

                                Dated: February 4, 1999