Form 10-K405
period 1998-12-31
UNIONBANCAL CORP
filed 1999-03-26
CIK 1011659

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

                  For the fiscal year ended December 31, 1998
                                       OR

  / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                         COMMISSION FILE NUMBER 0-28118

                            UNIONBANCAL CORPORATION

             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                            94-1234979
          (State of Incorporation)           (I.R.S. Employer Identification
                                                          No.)

                             350 CALIFORNIA STREET
                      SAN FRANCISCO, CALIFORNIA 94104-1476
                    (Address of principal executive offices)

                  Registrant's telephone number (415) 765-2969

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes _ _ No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of February 26, 1999, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1,017,181,376. The aggregate market value was computed by reference to the last sales price of such stock.

    As of February 26, 1999, the number of shares outstanding of the registrant's Common Stock was 175,281,286.

_______________________DOCUMENTS INCORPORATED BY REFERENCE______________________

INCORPORATED DOCUMENT                                                                              LOCATION IN FORM 10-K
-------------------------------------------------------------------------------------------------  ---------------------
Portions of the Proxy Statement for the May 26, 1999 Annual Meeting of Shareholders                       Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                     PART I

                                                                                                             PAGE
                                                                                                        ---------------
ITEM 1.       BUSINESS                                                                                             2
              General                                                                                              2
              Banking                                                                                              2
              Subsidiaries                                                                                         3
              Employees                                                                                            4
              Competition                                                                                          4
              Monetary Policy                                                                                      4
              Supervision and Regulation                                                                           4

ITEM 2.       PROPERTIES                                                                                           5

ITEM 3.       LEGAL PROCEEDINGS                                                                                    6

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  6

              EXECUTIVE OFFICERS OF THE REGISTRANT                                                                 7

                                                        PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS                                9

ITEM 6.       SELECTED FINANCIAL DATA                                                                       10, F-1

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         10, F-1

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                                                                  10, F-36

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                  10, F-46

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                 10

                                                       PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                   11

ITEM 11.      EXECUTIVE COMPENSATION                                                                               11

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                       11

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                       11

                                                        PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K                                                                                          11

SIGNATURES                                                                                                   II-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    UnionBanCal Corporation is a commercial bank holding company incorporated in the State of California in 1952 and is among the oldest banks on the West Coast, having roots as far back as 1864. We were formed as a result of the combination of Union Bank with BanCal Tri-State Corporation on April 1, 1996. The combination was effected by the issuance of 54.4 million shares of Union Bank common stock in exchange for all of the outstanding shares of BanCal Tri-State Corporation. At December 31, 1998, Union Bank of California, N.A. was the third largest commercial bank in California, based on total assets and total deposits in California, and one of the thirty largest commercial banks in the United States.

    On August 10, 1998, UnionBanCal Corporation exchanged 10.2 million shares of its Common Stock for the 7.2 million shares of the Common Stock of Union Bank of California, N.A. owned directly by The Bank of Tokyo-Mitsubishi, Ltd. This share exchange provided us with a 100 percent ownership interest in Union Bank of California, N.A. In addition, on that date, it increased The Bank of Tokyo-Mitsubishi's ownership percentage of us to 82 percent from 81 percent.

    The exchange of shares was accounted for as a reorganization of entities under common control. Accordingly, amounts previously reported as Parent Direct Interest in Bank Subsidiary, including the proportionate share of net income, dividends, and other comprehensive income, have been reclassified to combine them with the corresponding amounts attributable to our common shareholders for all periods presented.

    On November 18, 1998, our Board of Directors approved the declaration of a 3-for-1 common stock split effective for shareholders of record on December 7, 1998. Accordingly, all historical financial information has been restated as if the stock split had been in effect for all periods presented.

    Also on November 18, 1998, our Board of Directors approved a change in the stated value of our Common Stock to no stated value from $1.67 per share effective as of December 7, 1998. Accordingly, amounts previously reported as Additional Paid-in Capital have been reclassified to combine them with Common Stock.

    On March 3, 1999, we completed a secondary offering of 28.75 million shares of our Common Stock owned by The Bank of Tokyo-Mitsubishi, Ltd. We received no proceeds from this transaction. Concurrent with the secondary offering, we repurchased 8.6 million shares of our outstanding Common Stock from The Bank of Tokyo-Mitsubishi, Ltd. and 2.1 million shares owned by Meiji Life Insurance Company with $311 million of the net proceeds from the issuance of $350 million of 7 3/8 percent capital securities that occurred on February 19, 1999. After the secondary offering and the repurchase, The Bank of Tokyo-Mitsubishi, Ltd. owns 64 percent of us, or 105.6 million shares, compared with 82 percent prior to the transactions.

    We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, but nationally and internationally as well.

BANKING

    Our operations are divided into five primary segments:

    THE COMMUNITY BANKING GROUP. This group offers its customers a full line of checking and savings, investment, loan and fee-based banking products through its 244 branches in California, as well as branches in Oregon, Washington, and the Marianas Islands. In addition to traditional consumer and business loan products, the group offers credit products to small and mid-size agricultural enterprises, international trade and settlement services, and E-banking through our web site and through personal financial management products.

    THE COMMERCIAL FINANCIAL SERVICES GROUP. This group offers a variety of commercial financial services, including commercial and project loans, real estate financing, asset-based and leveraged commercial financing, trade finance and letters of credit, lease financing, customized cash management services and selected capital markets products. The group's customers include middle-market companies, large corporations, real estate companies and other more specialized industry customers. In addition, specialized depository services are offered to title and escrow companies, retailers, bankruptcy trustees and other customers with significant deposit volumes.

    THE INTERNATIONAL BANKING GROUP. This group primarily provides correspondent banking and trade finance-related products and services to financial institutions worldwide, particularly in Brazil, Hong Kong, Japan, Korea and Taiwan. The group also serves selected foreign firms and U.S. corporate clients in selected countries worldwide, particularly in Asia. This group has a long and stable history of providing correspondent and trade-related services to international financial institutions.

    THE TRUST AND PRIVATE FINANCIAL SERVICES GROUP. This group is comprised of five business divisions which offer a wide variety of services. For individuals, the group offers trust, brokerage and custody services as well as full service banking for high net worth individuals. Except for full service banking, institutional customers are offered similar services and also have access to employee benefit and 401(k) plan administration, securities lending operations and custody services at both global and domestic levels. Union Bank of California, N.A.'s investment management division is operated within the Trust Group and provides services and advice to internal bank divisions, individual and institutional customers and Union Bank of California, N.A.'s proprietary HighMark Mutual Fund family.

    THE GLOBAL MARKETS GROUP. This group offers customers a broad range of risk management products such as foreign exchange, interest rate swaps, caps, and floors. This group also originates debt instruments for bank eligible issuers and trades debt instruments in the secondary market. The group manages the market-related risks for us as part of its responsibilities for asset/liability management.

SUBSIDIARIES

    UnionBanCal Corporation has twelve active nonbank subsidiaries that provide various types of services to us and our customers.

    - Bankers Commercial Corporation, UNBC Leasing, Inc. and UnionBanCal Leasing Corporation engage in equipment leasing and other lease related financing.

    - Cal First Properties, Inc. holds and manages various properties used by us.

    - UnionBanCal Venture Corporation is a small business investment company licensed under the Small Business Investment Act of 1958.

    - UnionBanCal Commercial Funding Corporation sells commercial paper and invests the proceeds in Eurodollar placements with Union Bank of California, N.A.

    - UnionBanCal Equities, Inc. invests in equity securities of other companies.

    - Mills-Ralston, Inc. and SBS Realty Inc. were established to hold and dispose of problem assets, including other real estate owned (OREO).

    - Stanco Properties, Inc. engages in custodian activities in connection with tax-deferred exchanges of real property under Section 1031 of the Internal Revenue Code.

    - UnionBanCal Mortgage Corporation acts as trustee under deeds of trust on behalf of us.

    - HighMark Capital Management, Inc. provides investment management and advice, mutual fund support services and sponsors and underwrites closed-end funds.

    Union Bank of California, N.A. has three active subsidiaries.

    - UBOC Investment Services, Inc. (UBOCIS), a registered securities broker-dealer and member of the National Association of Securities Dealers
      (NASD), offers a wide range of investment products. These products include a wide range of securities, including publicly traded stocks, treasury and government agency issues, stock options, corporate and municipal bonds, and mutual funds. In addition, it provides a wholesale investment program to other financial institutions.

    - Union Bank of California International is an Edge Act subsidiary supporting Union Bank of California, N.A.'s international correspondent banking business.

    - DCI Chapter 7 Solutions, Inc. licenses and provides ongoing technical support to Chapter 7 bankruptcy trustees for more than 20 banks nationwide.

EMPLOYEES

    At February 26, 1999, we had 9,752 full-time-equivalent employees.

COMPETITION

    Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, Oregon, and Washington, as well as nationally and internationally. Our competitors include a large number of state and national banks and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms which offer services similar to those offered by us or our subsidiaries.

    We believe that continued emphasis on enhanced services and distribution systems, an expanded customer base, increased productivity and strong credit quality, together with an established capital base, will position us to meet the challenges provided by this competition.

MONETARY POLICY

    The operations of bank holding companies and their subsidiaries are affected by the credit and monetary policies of the Federal Reserve Board (FRB). The FRB influences financial performance through its management of the discount rate, the money supply, and reserve requirements on bank deposits. Monetary policies of the FRB have had, and will continue to have, a significant effect on the operating results of financial institutions, including us.

SUPERVISION AND REGULATION

    We are subject to regulation under the Bank Holding Company Act of 1956
(BHCA), as amended, which subjects us to requirements for filing reports with the Board of Governors of the Federal Reserve System and for undergoing regular inspections by the Federal Reserve Bank of San Francisco. Generally, the BHCA restricts any investment that we may make to no more than 5 percent of the voting shares of any non-banking entity, and we may not acquire more than 5 percent of the voting shares of any domestic bank without the prior approval of the bank regulatory authorities. Our activities are limited, with some exceptions, to banking, the business of managing or controlling banks, and activities which the regulatory authorities deem to be so closely related to banking as to be a "proper incident thereto".

    Union Bank of California, N.A. and most of its subsidiaries are regulated by the Office of the Comptroller of the Currency (OCC). Our subsidiaries are also subject to extensive regulation, supervision, and examination by various other federal and state regulatory agencies. In addition, Union Bank of California, N.A. and its subsidiaries are subject to certain restrictions under the Federal Reserve Act, including restrictions on affiliate transactions. Dividends payable by Union Bank of California, N.A. to us are subject to a formula imposed by the OCC unless express approval is given to deviate from the formula. For more information regarding restrictions on loans and dividends by Union Bank of California, N.A. to its affiliates and on transactions with affiliates, see Notes 15 and 20 to our Consolidated Financial Statements included in this Form 10-K.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) imposed stricter capital requirements on banks. FDICIA requires federal bank regulatory authorities to take "prompt corrective action" in dealing with inadequately capitalized banks. FDICIA established five tiers of capital measurement ranging from "well capitalized" to "critically undercapitalized". It is our policy to maintain risk-based capital ratios at or above the required minimum capital adequacy levels for both Union Bank of California, N.A. and us. At December 31, 1998, management believed Union Bank of California, N.A. met the requirements of a "well capitalized" institution.

    Furthermore, the activities of HighMark Capital Management, Inc. and UBOCIS are subject to the rules and regulations promulgated by the Securities and Exchange Commission as well as other securities regulators at the state level. UBOCIS is also subject to the rules and regulations promulgated by the NASD.

    There are additional requirements and restrictions in the laws of the United States and the states of California, Oregon, and Washington, as well as other states in which Union Bank of California, N.A. and its subsidiaries may conduct operations. These may include restrictions on the amount of loans and the nature and amount of investments, as well as activities as an underwriter of securities, the opening and closing of branches and the acquisition of other financial institutions.

    The activities of Union Bank of California, N.A. in the international arena may be subject to the laws and regulations of the jurisdiction where business is being conducted which may change from time to time and affect Union Bank of California, N.A.'s business opportunities and competitiveness in these jurisdictions. Furthermore, due to the controlling ownership of us by The Bank of Tokyo-Mitsubishi, Ltd., regulatory requirements adopted or enforced by the Government of Japan may have an effect on the activities and investments of Union Bank of California, N.A. and us in the future.

    The trend followed in recent years by the United States Congress has been to make major legislative changes which, in turn, lead to major regulatory changes, which affect us, Union Bank of California, N.A. and our subsidiaries, as well as the financial services industry in general. Such changes can be expected to occur in the future. Generally, the effect of such changes has been to increase competition and narrow the functional distinctions among different types of financial institutions. In some cases, these changes create opportunities for Union Bank of California, N.A. and us, as well as the financial services industry, to compete in financial markets on a more general basis with less regulation. However, these changes also lead to new and major competitors in geographic and product markets which have historically been limited by law and regulation to depository institutions, such as Union Bank of California, N.A.

    Changes in the laws, regulations, or policies that impact Union Bank of California, N.A. and us cannot necessarily be predicted and may have a material effect on the business and earnings thereof.

    See Consolidated Financial Statements starting on page F-46 for specific financial information on UnionBanCal Corporation.

ITEM 2.  PROPERTIES

    At December 31, 1998, we operated 244 full service branches in California, 6 full service branches in Oregon and Washington, and 18 overseas branches and business offices. In addition, we have another 41 limited service branches, 15 Cash & Save facilities, and 15 Private Bank offices. We own the property occupied by 86 of the domestic offices and lease the remaining properties for periods of five to twenty years.

    We own 2 administrative facilities in San Francisco and 3 in San Diego. Other administrative offices in San Francisco, Los Angeles, Portland, Seattle, and New York operate under long-term leases expiring in three to fifteen years.

    Rental expense for branches and administrative premises are included in Note 4 to our Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

    We are subject to various pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICER                        AGE                   PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
-----------------------------------      ---      -----------------------------------------------------------------------
Kaoru Hayama.......................          64   Mr. Hayama has served as Chairman of UnionBanCal Corporation and Union
                                                  Bank of California, N.A. since September 1998. He served as Deputy
                                                  President of The Bank of Tokyo-Mitsubishi, Ltd. from April 1996 to June
                                                  1998 and as Deputy President of the former Bank of Tokyo, Ltd. from
                                                  June 1994 to April 1996. He had previously served as a director of former Union Bank during 1992-1994, while also serving as the former
                                                  Bank of Tokyo Ltd.'s Senior Managing Director of the Americas and
                                                  Chairman and Chief Executive Officer of The Bank of Tokyo Trust
                                                  Company. Mr. Hayama has served as a director of UnionBanCal Corporation since September 1998.

Takahiro Moriguchi.................          54   Mr. Moriguchi has served as President and Chief Executive Officer of
                                                  UnionBanCal Corporation and Union Bank of California, N.A. since May
                                                  1997. He served as Vice Chairman and Chief Financial Officer of
                                                  UnionBanCal Corporation and Union Bank of California, N.A. from April
                                                  1996 to May 1997. He served as Vice Chairman and Chief Financial
                                                  Officer of the former Union Bank from June 1993 until March 1996. He served as General Manager of the former Bank of Tokyo, Ltd.'s Capital
                                                  Markets Division 2 from May 1992 to May 1993. He has served as a director of The Bank of Tokyo-Mitsubishi, Ltd. since April 1996 and as a director of the former Bank of Tokyo, Ltd. prior thereto. Mr.
                                                  Moriguchi has served as a director of UnionBanCal Corporation since
                                                  June 1993.

Yoshihiko Someya...................          51   Mr. Someya has served as Deputy Chairman and head of Credit and
                                                  Administration and Trust and Private Financial Services Group for
                                                  UnionBanCal Corporation and Union Bank of California, N.A. since July
                                                  1998. He served as Executive Vice President and head of Credit
                                                  Management and Support Liaison for UnionBanCal Corporation and Union
                                                  Bank of California, N.A. from March 1998 to July 1998. He served as
                                                  Deputy General Manager of the Osaka Branch of The Bank of
                                                  Tokyo-Mitsubishi Ltd. from May 1996 to March 1998. He served as General
                                                  Manager, Financial Institutions Division of former Mitsubishi Bank,
                                                  Ltd. from May 1995 to May 1996. He served as Director and General
                                                  Manager of DC Card Company, Ltd., a subsidiary of former Mitsubishi
                                                  Bank, Ltd. from May 1993 to May 1995. Mr. Someya has served as a director of UnionBanCal Corporation since July 1998.

Richard C. Hartnack................          53   Mr. Hartnack has served as Vice Chairman and head of the Community
                                                  Banking Group for UnionBanCal Corporation and Union Bank of California,
                                                  N.A. since April 1996. He served as Vice Chairman of the former Union
                                                  Bank from June 1991 until March 1996. Mr. Hartnack has served as a director of UnionBanCal Corporation since June 1991.

EXECUTIVE OFFICER                        AGE                   PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
-----------------------------------      ---      -----------------------------------------------------------------------
Robert M. Walker...................          57   Mr. Walker has served as Vice Chairman and head of the Commercial
                                                  Financial Services Group for UnionBanCal Corporation and Union Bank of
                                                  California, N.A. since April 1996. He served as Vice Chairman in the same position with the former Union Bank from July 1992 until March
                                                  1996. Mr. Walker has served as a director of UnionBanCal Corporation since July 1992.

Peter R. Butcher...................          58   Mr. Butcher has served as Executive Vice President and Chief Credit
                                                  Officer of UnionBanCal Corporation and Union Bank of California, N.A.
                                                  since July 1998 and as Executive Vice President, Credit Management and
                                                  Compliance Group, of UnionBanCal Corporation and Union Bank of
                                                  California, N.A. since April 1996. He served as Executive Vice
                                                  President and Chief Credit Officer of the former BanCal Tri-State
                                                  Corporation and former Bank of California, N.A. from July 1993 until
                                                  March 1996. He served as Executive Vice President of Society National
                                                  Bank from March 1992 to July 1993.

Katsuyoshi Hamahashi...............          49   Mr. Hamahashi has served as head of Global Markets Group for
                                                  UnionBanCal Corporation and Union Bank of California, N.A. since
                                                  October 1998 and as Executive Vice President and Treasurer of
                                                  UnionBanCal Corporation and Union Bank of California, N.A. since April
                                                  1996. He served as Executive Vice President and Treasurer of the former
                                                  Union Bank from February 1996 until March 1996 and Senior Vice
                                                  President and Treasurer of the former Union Bank from February 1993 to
                                                  February 1996.

David I. Matson....................          54   Mr. Matson has served as Executive Vice President and Chief Financial
                                                  Officer of UnionBanCal Corporation and Union Bank of California, N.A.
                                                  since July 1998. He served as Executive Vice President and Director of
                                                  Finance of UnionBanCal Corporation and Union Bank of California, N.A.
                                                  from August 1997 to July 1998. He served as Executive Vice President and head of the Institutional and Deposit Markets Division from April
                                                  1996 until July 1997. He served in the same capacity at the former
                                                  Union Bank from January 1994 until March 1996. He served as Senior Vice
                                                  President of the former Union Bank for more than five years prior thereto.

Magan C. Patel.....................          61   Mr. Patel has served as Executive Vice President and head of the
                                                  International Banking Group for UnionBanCal Corporation and Union Bank
                                                  of California, N.A. since April 1996. He served as Executive Vice
                                                  President, International Banking Group, of the former BanCal Tri-State
                                                  Corporation and the former Bank of California, N.A. for more than five years prior thereto.

EXECUTIVE OFFICER                        AGE                   PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
-----------------------------------      ---      -----------------------------------------------------------------------
Charles L. Pedersen................          55   Mr. Pedersen has served as Executive Vice President and head of the
                                                  Systems, Technology and Item Processing Group for UnionBanCal
                                                  Corporation and Union Bank of California, N.A. since April 1996. He served as Executive Vice President and head of the Bank Operations and
                                                  Automation Group for the former Union Bank from September 1992 until
                                                  March 1996.

Michael A.C. Spilsbury.............          49   Mr. Spilsbury has served as Executive Vice President and head of the
                                                  Operations and Services Group of UnionBanCal Corporation and Union Bank
                                                  of California, N.A. since April 1996. He served as Executive Vice
                                                  President, Resources and Services, with the former BanCal Tri-State
                                                  Corporation and the former Bank of California, N.A. from January 1992 through March 1996.

Ikuzo Sugiyama.....................          49   Mr. Sugiyama has served as Executive Vice President and head of the
                                                  Pacific Rim Corporate Group for UnionBanCal Corporation and Union Bank
                                                  of California, N.A., and General Manager of the Los Angeles Branch of
                                                  The Bank of Tokyo-Mitsubishi, Ltd. since July 1997. He served as Chief
                                                  Manager, Corporate Banking Division No. 3 under Corporate Banking Group
                                                  No. 1 of The Bank of Tokyo-Mitsubishi, Ltd. from April 1996 to July
                                                  1997. From April 1994 to April 1996, he served as Deputy General
                                                  Manager of the Marunonchi Office of the former Bank of Tokyo, Ltd. From
                                                  May 1991 to March 1994, he served as Deputy General Manager of the Los
                                                  Angeles Agency of the former Bank of Tokyo, Ltd. and as Senior Vice
                                                  President of the Japanese Corporate Department-LA of the former Union
                                                  Bank.

Philip M. Wexler...................          60   Mr. Wexler has served as Executive Vice President and head of the
                                                  Specialized Lending Group for UnionBanCal Corporation and Union Bank of
                                                  California, N.A. since April 1996. He served as Executive Vice
                                                  President and General Manager of the Specialized Lending Group of the
                                                  former Union Bank from October 1987 through March 1996.

    The term of office of the executive officer extends until the officer resigns, is removed, retires, or is otherwise disqualified for service. There is no family relationship among any such officers.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    Our common stock is traded on the Nasdaq National Market under the symbol UNBC. As of February 26, 1999, our common stock was held by approximately 2,260 registered shareholders. Subsequent to the secondary offering and the repurchase on March 3, 1999 as described on page 2, The Bank of Tokyo-Mitsubishi, Ltd. held 64 percent of our common stock. During 1997 and 1998, the average daily trading volume of our common stock was approximately 104,910 shares and 150,057 shares, respectively. At December 31, 1996, 1997 and 1998, our common stock closed at $17.67 per share, $35.83 per share, and

$34.06 per share, respectively. The following table presents stock quotations for each quarterly period for the two years ended December 31, 1998.

                                                                 1997                  1998
                                                         --------------------  --------------------
                                                           HIGH        LOW       HIGH        LOW
                                                         ---------  ---------  ---------  ---------
First quarter..........................................  $   21.00  $   17.58  $   35.67  $   27.83
Second quarter.........................................      25.96      16.92      38.33      29.83
Third quarter..........................................      29.50      23.92      34.33      23.63
Fourth quarter.........................................      35.83      27.83      35.25      24.67

    The following table presents quarterly per share cash dividends declared for 1997 and 1998:

                                                                                 1997       1998
                                                                               ---------  ---------
First quarter................................................................  $    0.12  $    0.14
Second quarter...............................................................       0.12       0.14
Third quarter................................................................       0.14       0.14
Fourth quarter...............................................................       0.14       0.19

    On November 18, 1998, our Board of Directors approved a 36 percent increase in our quarterly common stock dividend for the fourth quarter of 1998 from $0.14 per share to $0.19 per share. Future dividends will depend upon our earnings, financial condition, capital requirements and other factors as our Board of Directors may deem relevant.

    We offer a dividend reinvestment plan that allows shareholders to reinvest dividends in our common stock at 5 percent below the market price. The Bank of Tokyo-Mitsubishi, Ltd. did not participate in the plan during 1998.

    The availability of our retained earnings for the payment of dividends is affected by certain legal restrictions. See Note 15 to our Consolidated Financial Statements. In addition, we have a dividend reinvestment and stock purchase plan. For further information about these plans, see Note 11 to our Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

    See page F-1 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See pages F-1 through F-45 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See pages F-36 through F-40 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See pages F-46 through F-94 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to our Proxy Statement for the May 26, 1999 Annual Meeting of Shareholders for incorporation of information concerning directors and persons nominated to become directors of UnionBanCal Corporation. Information concerning our executive officers as of February 26, 1999 is included in Part I above in accordance with Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

    Information concerning executive compensation is incorporated by reference from the text under the caption "Compensation and Other Transactions with Management and Others" in the Proxy Statement for the May 26, 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning ownership of the equity stock of UnionBanCal Corporation by certain beneficial owners and management is incorporated by reference from page 1 and the text under the caption "Election of Directors" in the Proxy Statement for the May 26, 1999 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions with officers, directors, and The Bank of Tokyo-Mitsubishi, Ltd. is incorporated by reference from the text under the caption "Transactions with Management and Others" in the Proxy Statement for the May 26, 1999 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)  FINANCIAL STATEMENTS

    Our Consolidated Financial Statements, the Management Statement, and the independent auditors' report are set forth on pages F-47 through F-94. (See index on page F-46).

(A)(2)  FINANCIAL STATEMENT SCHEDULES

    All schedules to our Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in our Consolidated Financial Statements or accompanying notes.

(A)(3)  EXHIBITS

   NO.                                                    DESCRIPTION
---------  ----------------------------------------------------------------------------------------------------------
      3.1  Restated Articles of Incorporation of the Registrant, as amended(1)
      3.2  By-laws of the Registrant, as amended(2)
     10.1  Management Stock Plan. (As restated effective June 1, 1997)*(3)
     10.2  Union Bank of California Deferred Compensation Plan. (January 1, 1997, Restatement, as amended November
           21, 1996)*(4)
     10.3  Union Bank of California Senior Management Bonus Plan. (Effective January 1, 1997)*(3)
     10.4  Richard C. Hartnack Employment Agreement. (Effective January 1, 1998)*(5)
     10.5  Robert M. Walker Employment Agreement. (Effective January 1, 1998)*(5)

   NO.                                                    DESCRIPTION
---------  ----------------------------------------------------------------------------------------------------------
     10.6  Union Bank of California Supplemental Executive Retirement Plan. (Effective January 1, 1988) (Amended and
           restated as of January 1, 1997)*(3)
     10.7  Union Bank Executive Wellness Plan. (Effective January 1, 1994)*(6)
     10.8  Union Bank Financial Services Reimbursement Program. (Effective January 1, 1996)*(7)
     10.9  Performance Share Plan. (Effective January 1, 1997)*(3)
    10.10  Service Agreement Between Union Bank of California and The Bank of Tokyo-Mitsubishi Ltd. (Effective
           October 1, 1997)*(3)
     12.1  Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(1)
     21.1  Subsidiaries of the Registrant(4)
     23.1  Consent of Deloitte & Touche LLP(1)
     27.1  Financial Data Schedule(1)

------------------------

(1)  Filed herewith.

(2)  Incorporated by reference to Form 10-Q for the quarter ended June 30, 1998.

(3) Incorporated by reference to Form 10-K for the year ended December 31, 1997.

(4) Incorporated by reference to Form 10-K for the year ended December 31, 1996.

(5) Incorporated by reference to Form 10-Q for the quarter ended September 30, 1998.

(6) Incorporated by reference to Form 8-K dated April 1, 1996 (filed as exhibit 10.12).

(7) Incorporated by reference to Form 8-K dated April 1, 1996 (filed as exhibit 10.14).

*   Management contract or compensatory plan, contract or arrangement.

(B) REPORTS ON FORM 8-K

    We filed a report on Form 8-K on December 8, 1998 under Item 5, to amend 3 Registration Statements on Form S-8 and a Registration Statement on Form S-3 of UnionBanCal Corporation to reflect an increase in the number of shares of our common stock covered by such Registration Statements as a result of the 3-for-1 common stock split, payable on December 21, 1998 to shareholders of record on December 7, 1998.

    We filed a report on Form 8-K on January 11, 1999 under Item 5, to restate the Consolidated Financial Statements for the years ended December 31, 1995, 1996 and 1997, and for the nine months ended September 30, 1997 (unaudited) and 1998 (unaudited), to give retroactive effect to the 3-for-1 common stock split.

    We filed a report on Form 8-K on February 5, 1999 under Item 5 containing the following items: audited September 30, 1998 Consolidated Financial Statements, a press release of our financial results for the year and for the quarter ended December 31, 1998, and an update of our progress with respect to our year 2000 project since the quarter ended September 30, 1998.

    We filed a report on Form 8-K on February 19, 1999 under Item 5, which included the underwriting agreement that we entered into in connection with the simultaneous offering of trust preferred securities by our subsidiary, UnionBanCal Finance Trust I, and the purchase by the trust of 7 3/8 percent junior subordinated debentures issued by us.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

                                                                AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)            1994         1995         1996         1997         1998
----------------------------------------------------  -----------  -----------  -----------  -----------  -----------
RESULTS OF OPERATIONS:
  Net interest income(1)............................  $ 1,007,789  $ 1,152,777  $ 1,175,302  $ 1,237,010  $ 1,322,655
  Provision for credit losses.......................       73,000       53,250       40,000      --            45,000
  Noninterest income................................      359,831      395,319      418,676      463,001      533,531
  Noninterest expense...............................    1,036,349      978,101    1,134,904    1,044,665    1,135,218
                                                      -----------  -----------  -----------  -----------  -----------
  Income before income taxes(1).....................      258,271      516,745      419,074      655,346      675,968
  Taxable-equivalent adjustment.....................       12,566       10,444        6,724        5,328        4,432
  Income tax expense................................      120,356      193,359      162,892      238,722      205,075
                                                      -----------  -----------  -----------  -----------  -----------
  Net income........................................  $   125,349  $   312,942  $   249,458  $   411,296  $   466,461
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
NET INCOME APPLICABLE TO COMMON STOCK...............  $   114,045  $   301,637  $   238,152  $   403,696  $   466,461
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
PER COMMON SHARE:
  Net income--basic.................................  $      0.67  $      1.74  $      1.37  $      2.31  $      2.66
  Net income--diluted...............................         0.67         1.73         1.36         2.30         2.65
  Dividends(2)......................................         0.47         0.47         0.47         0.51         0.61
  Book value (end of period)........................        11.88        13.49        13.53        15.32        17.45
  Common shares outstanding (end of period).........  172,043,617  174,180,493  174,457,603  174,917,674  175,259,919
  Weighted average common shares
    outstanding--basic..............................  171,089,311  173,806,300  174,391,048  174,683,338  175,127,487
  Weighted average common shares
    outstanding--diluted............................  171,149,731  174,099,241  174,783,565  175,189,078  175,737,303
BALANCE SHEET (END OF PERIOD):
  Total assets......................................  $24,569,042  $27,546,859  $29,234,059  $30,585,265  $32,276,316
  Total loans.......................................   18,065,650   20,431,683   21,049,787   22,741,408   24,296,111
  Nonperforming assets..............................      421,227      246,871      156,784      129,809       89,850
  Total deposits....................................   17,409,737   19,655,043   21,532,960   23,296,374   24,507,879
  Subordinated capital notes........................      655,859      501,369      382,000      348,000      298,000
  Preferred stock...................................      135,000      135,000      135,000      --           --
  Common equity.....................................    2,044,202    2,349,092    2,359,933    2,679,299    3,058,244
BALANCE SHEET (PERIOD AVERAGE):
  Total assets......................................  $23,692,560  $25,564,843  $27,899,734  $29,692,992  $30,523,806
  Total loans.......................................   17,616,002   18,974,540   20,727,577   21,855,911   23,215,504
  Earning assets....................................   21,046,600   22,849,129   24,717,326   26,291,822   27,487,390
  Total deposits....................................   16,826,443   17,969,972   20,101,544   22,067,155   22,654,714
  Common equity.....................................    1,980,577    2,197,476    2,325,437    2,514,610    2,845,964
FINANCIAL RATIOS:
  Return on average assets..........................         0.53%        1.22%        0.89%        1.39%        1.53%
  Return on average common equity...................         5.76        13.73        10.24        16.05        16.39
  Efficiency ratio(3)...............................        70.39        63.39        71.02        61.53        61.31
  Net interest margin(1)............................         4.79         5.05         4.75         4.70         4.81
  Dividend payout ratio.............................        70.15        27.01        34.31        22.08        22.93
  Tangible equity ratio.............................         7.91         8.20         7.80         8.54         9.30
  Tier 1 risk-based capital ratio...................         9.24         9.35         9.08         8.96         9.64
  Total risk-based capital ratio....................        12.03        11.70        11.17        11.05        11.61
  Leverage ratio....................................         8.67         8.70         8.41         8.53         9.38
  Allowance for credit losses to total loans........         3.12         2.72         2.49         1.99         1.89
  Allowance for credit losses to nonaccrual loans...       161.08       266.56       408.48       413.12       585.50
  Net loans charged off to average total loans......         1.15         0.32         0.34         0.33         0.15
  Nonperforming assets to total loans and foreclosed
    assets..........................................         2.32         1.21         0.74         0.57         0.37
  Nonperforming assets to total assets..............         1.71         0.90         0.54         0.42         0.28

------------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date. Amounts prior to the merger are based on Union Bank only and do not include the dividend of $145 million paid to The Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income
    (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $73.7 million, $(3.2) million, $2.9 million, $(1.3) million, and $(2.8) million for 1994 through 1998, respectively.

    THIS DOCUMENT MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED. FOR A DISCUSSION OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER, PLEASE SEE THE DISCUSSION CONTAINED HEREIN AND IN OUR PUBLICLY AVAILABLE SECURITIES AND EXCHANGE COMMISSION FILINGS AND PRESS RELEASES.

    You should read the following discussion and analysis of our consolidated financial position and the results of our operations for the years ended December 31, 1996, 1997 and 1998 together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K. Averages as presented in the following tables are substantially all based upon daily average balances.

INTRODUCTION

    We are a California-based, commercial bank holding company with consolidated assets of $32.3 billion at December 31, 1998. Union Bank of California, N.A. was the third largest commercial bank in California, based on total assets and total deposits in California, and one of the thirty largest commercial banks in the United States.

    UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A., was created on April 1, 1996 by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control, similar to a pooling of interests. Accordingly, all historical financial information has been restated as if the combination had been in effect for all periods presented.

    On August 10, 1998, UnionBanCal Corporation exchanged 10.2 million shares of its Common Stock for the 7.2 million shares of the Common Stock of Union Bank of California, N.A. owned directly by The Bank of Tokyo-Mitsubishi, Ltd. This share exchange provided us with a 100 percent ownership interest in Union Bank of California, N.A. In addition, on that date, it increased The Bank of Tokyo-Mitsubishi's ownership percentage of us to 82 percent from 81 percent.

    The exchange of shares was accounted for as a reorganization of entities under common control. Accordingly, amounts previously reported as Parent Direct Interest in Bank Subsidiary, including the proportionate share of net income, dividends, and other comprehensive income, have been reclassified to combine them with the corresponding amounts attributable to our common shareholders for all periods presented.

    On November 18, 1998, our Board of Directors approved the declaration of a 3-for-1 common stock split effective for shareholders of record on December 7, 1998. Accordingly, all historical financial information has been restated as if the stock split had been in effect for all periods presented.

    Also on November 18, 1998, our Board of Directors approved a change in the stated value of our Common Stock to no stated value from $1.67 per share effective as of December 7, 1998. Accordingly, amounts previously reported as Additional Paid-in Capital have been reclassified to combine them with Common Stock.

    On March 3, 1999, we completed a secondary offering of 28.75 million shares of our Common Stock owned by The Bank of Tokyo-Mitsubishi, Ltd. We received no proceeds from this transaction. Concurrent with the secondary offering, we repurchased 8.6 million shares of our outstanding Common Stock from The Bank of Tokyo-Mitsubishi, Ltd. and 2.1 million shares owned by Meiji Life Insurance Company with $311 million of the net proceeds from the issuance of $350 million of 7 3/8 percent capital securities that occurred on February 19, 1999. After the secondary offering and the repurchase, The Bank of Tokyo-Mitsubishi, Ltd. owns 64 percent of us, or 105.6 million shares, compared with 82 percent prior to the transactions.

OVERVIEW

    Net income in 1997 was $411 million, compared to $466 million in 1998. Net income applicable to common stock was $404 million, or $2.30 per diluted common share, in 1997, compared with $466 million, or $2.65 per diluted common share, in 1998. This increase in diluted earnings per share of 15 percent over 1997 was due to a 7 percent increase in net interest income, a 15 percent increase in noninterest income, and a 6 percent decrease in the effective income tax rate, partially offset by a $45 million increase in the provision for credit losses and a 9 percent increase in noninterest expense. Excluding an after-tax refund of $25 million from the California Franchise Tax Board (FTB) received in the third quarter of 1997, net income applicable to common stock was $379 million, or $2.16 per diluted common share, in 1997. Excluding a state tax reduction of $60 million, net of federal tax, as described below, net income applicable to common stock in 1998 was $406 million, or $2.31 per diluted common share. Other highlights for 1998 include:

    - Net interest income, on a taxable-equivalent basis, was $1.3 billion in 1998, an increase of $86 million, or 7 percent, over 1997. Net interest margin in 1998 was 4.81 percent, an increase of 11 basis points over 1997.

    - No provision for credit losses was recorded in 1997, compared with $45 million in 1998. This resulted from management's regular assessment of overall credit quality, loan growth and economic conditions in relation to the level of the allowance for credit losses. The allowance for credit losses was $452 million, or 413% of total nonaccrual loans, at December 31, 1997, compared with $459 million, or 586% of total nonaccrual loans, at December 31, 1998. Net loans charged off for 1998 were $36 million.

    - Nonperforming assets declined $40 million, or 31 percent, from December 31, 1997 to $90 million at December 31, 1998. Nonperforming assets as a percent of total assets declined to 0.28 percent at December 31, 1998, compared with 0.42 percent a year earlier. Total nonaccrual loans were $109 million at December 31, 1997, compared with $78 million at year-end 1998, resulting in a reduction in the ratio of nonaccrual and renegotiated loans to total loans from 0.48 percent at December 31, 1997 to 0.32 percent at year-end 1998.

    - Noninterest income was $534 million in 1998, an increase of $71 million, or 15 percent, over 1997. This increase includes the $17 million gain from the sale of the credit card portfolio in the second quarter of 1998. Service charges on deposit accounts grew $24 million, or 21 percent; trust and investment management fees increased $14 million, or 13 percent; international commissions and fees increased $6 million, or 9 percent; merchant banking fees increased $6 million, or 26 percent; and securities gains, net, increased $3 million.

    - Noninterest expense was $1.1 billion in 1998, an increase of $91 million, or 9 percent, over 1997. Personnel-related expense increased $46 million, or 8 percent; other noninterest expense increased $22 million, or 29 percent; and professional services increased $9 million, or 31 percent.

    - The effective tax rate for 1997 was 37 percent, compared with 31 percent for 1998. The effective tax rate for 1997 was favorably affected by an after-tax refund of $25 million from the FTB for tax years 1975-1987. The primary reason for the lower 1998 effective tax rate was the filing of our 1997, and our intention to file our 1998, California franchise tax returns on a worldwide unitary basis, which incorporates the results of The Bank of Tokyo-Mitsubishi, Ltd. and its worldwide affiliates. Excluding the FTB refund in 1997 and the $60 million state tax reduction in 1998, the effective tax rates would have been 41 percent and 40 percent, respectively.

    - The return on average assets for 1998 increased to 1.53 percent, compared to 1.39 percent for 1997. The return on average common equity for 1998 increased to 16.39 percent, compared to 16.05 percent for 1997.

    - Total loans at December 31, 1998 were $24.3 billion, an increase of $1.6 billion, or 7 percent, over year-end 1997.

    - At December 31, 1998, our Tier 1 risk-based capital ratio was 9.64 percent and our total risk-based capital ratio was 11.61 percent, exceeding the minimum regulatory guidelines for bank holding companies of 4 percent and 8 percent, respectively. The Tier 1 and total risk-based capital ratios for Union Bank of California, N.A. at December 31, 1998 exceeded the regulatory guidelines for "well-capitalized" banks. Our leverage ratio was
      9.38 percent at December 31, 1998, exceeding the minimum regulatory guideline for bank holding companies.

BUSINESS SEGMENTS

    We segregate our operations into five primary business units for the purpose of management reporting, as shown in the table on the following pages. The results show the financial performance of our major business units.

    The information reflects the condensed income statements, balance sheet items and a selected financial ratio by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other companies.

    Business unit results are based on an internal management reporting system used by management to measure the performance of the units and the company as a whole. The management reporting system assigns balance sheet and income statement items to each business unit based on internal management accounting policies. Net interest income is determined using our internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to a business unit are assigned to that business. Indirect costs, such as overhead, operation, and technology expense, are allocated to the business units based on studies of billable unit costs for product or data processing. The provision for credit losses is allocated based on the formula and specific reserves and the net chargeoffs for each respective business unit. Equity is allocated based on a combination of regulatory requirements and management's assessment of economic risk factors, primarily credit, operating, foreign exchange and interest rate risk.

    The Company is in the process of developing a model for measuring profitability on a risk adjusted return on equity basis. When fully implemented, this methodology will be adopted and all prior periods will be restated.

                                             COMMUNITY                  COMMERCIAL FINANCIAL             INTERNATIONAL
                                           BANKING GROUP                   SERVICES GROUP                BANKING GROUP
                                  -------------------------------  -------------------------------  ------------------------
                                     YEARS ENDED DECEMBER 31,         YEARS ENDED DECEMBER 31,      YEARS ENDED DECEMBER 31,
                                  -------------------------------  -------------------------------  ------------------------
                                    1996       1997       1998       1996       1997       1998        1996         1997
                                  ---------  ---------  ---------  ---------  ---------  ---------  -----------  -----------
RESULTS OF OPERATIONS (DOLLARS
  IN THOUSANDS):
  Net interest income...........  $ 658,144  $ 682,782  $ 673,463  $ 401,912  $ 440,804  $ 494,713  $   48,175   $   49,405
  Noninterest income............    133,559    142,944    178,208     78,238    100,316    109,520      62,373       62,238
                                  ---------  ---------  ---------  ---------  ---------  ---------  -----------  -----------
  Total revenue.................    791,703    825,726    851,671    480,150    541,120    604,233     110,548      111,643
  Noninterest expense...........    577,655    568,031    596,714    201,870    231,906    257,124      72,719       64,874
  Credit expense (income).......     35,644     57,870      4,300     14,362     18,872     21,316      (4,361 )        234
                                  ---------  ---------  ---------  ---------  ---------  ---------  -----------  -----------
  Income before income tax
    expense and performance
    center earnings
    (expense)(1)................    178,404    199,825    250,657    263,918    290,342    325,793      42,190       46,535
  Performance center earnings
    (expense)(1)................      7,688     10,040      7,769      4,141      3,926      2,270      (6,917 )     (3,759)
                                  ---------  ---------  ---------  ---------  ---------  ---------  -----------  -----------
  Income (loss) before income
    tax expense.................    186,092    209,865    258,426    268,059    294,268    328,063      35,273       42,776
  Income tax expense
    (benefit)...................     75,319     86,063    102,138    108,494    120,676    127,854      14,276       17,542
                                  ---------  ---------  ---------  ---------  ---------  ---------  -----------  -----------
  Net income (loss).............  $ 110,773  $ 123,802  $ 156,288  $ 159,565  $ 173,592  $ 200,209  $   20,997   $   25,234
                                  ---------  ---------  ---------  ---------  ---------  ---------  -----------  -----------
                                  ---------  ---------  ---------  ---------  ---------  ---------  -----------  -----------
AVERAGE BALANCES (DOLLARS IN
  MILLIONS):
  Total loans before performance
    centers(2)..................  $   9,877  $   9,672  $   9,328  $   8,292  $   9,336  $  11,164  $    1,443   $    1,631
  Total assets..................     10,911     10,626     10,270      9,287     10,513     12,414       2,210        2,631
  Total deposits before
    performance centers(2)......     11,131     11,757     12,444      3,959      4,875      5,985       1,080          959

FINANCIAL RATIOS:
  Return on average assets(3)...       1.02%      1.17%      1.52%      1.72%      1.65%      1.61%       0.95%        0.96%


                                     1998
                                  -----------
RESULTS OF OPERATIONS (DOLLARS
  IN THOUSANDS):
  Net interest income...........  $   55,741
  Noninterest income............      65,834
                                  -----------
  Total revenue.................     121,575
  Noninterest expense...........      66,967
  Credit expense (income).......      11,304
                                  -----------
  Income before income tax
    expense and performance
    center earnings
    (expense)(1)................      43,304
  Performance center earnings
    (expense)(1)................      (4,087 )
                                  -----------
  Income (loss) before income
    tax expense.................      39,217
  Income tax expense
    (benefit)...................      14,773
                                  -----------
  Net income (loss).............  $   24,444
                                  -----------
                                  -----------
AVERAGE BALANCES (DOLLARS IN
  MILLIONS):
  Total loans before performance
    centers(2)..................  $    1,356
  Total assets..................       2,070
  Total deposits before
    performance centers(2)......         851
FINANCIAL RATIOS:
  Return on average assets(3)...        1.18%

                                                        TRUST AND PRIVATE FINANCIAL                   GLOBAL
                                                              SERVICES GROUP                       MARKETS GROUP
                                                      -------------------------------  -------------------------------------
                                                         YEARS ENDED DECEMBER 31,            YEARS ENDED DECEMBER 31,
                                                      -------------------------------  -------------------------------------
                                                        1996       1997       1998        1996         1997         1998
                                                      ---------  ---------  ---------  -----------  -----------  -----------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
  Net interest income...............................  $  11,539  $  20,995  $  22,979  $   13,342   $   25,348   $   35,472
  Noninterest income................................    110,182    128,100    145,593      22,101       21,189       29,854
                                                      ---------  ---------  ---------  -----------  -----------  -----------
  Total revenue.....................................    121,721    149,095    168,572      35,443       46,537       65,326
  Noninterest expense...............................    108,495    123,102    134,977      20,535       22,574       26,718
  Credit expense (income)...........................        927        155        345      --           --           --
                                                      ---------  ---------  ---------  -----------  -----------  -----------
  Income before income tax expense and
    performance center earnings (expense)(1)........     12,299     25,838     33,250      14,908       23,963       38,608
  Performance center earnings (expense)(1)..........       (674)    (1,472)       122     (10,236 )    (10,194 )     (9,231 )
                                                      ---------  ---------  ---------  -----------  -----------  -----------
  Income (loss) before income tax expense...........     11,625     24,366     33,372       4,672       13,769       29,377
  Income tax expense (benefit)......................      4,705      9,992     13,133       1,891        5,647       11,608
                                                      ---------  ---------  ---------  -----------  -----------  -----------
  Net income (loss).................................  $   6,920  $  14,374  $  20,239  $    2,781   $    8,122   $   17,769
                                                      ---------  ---------  ---------  -----------  -----------  -----------
                                                      ---------  ---------  ---------  -----------  -----------  -----------
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans before performance centers(2).........  $      62  $     229  $     258  $       27   $   --       $   --
  Total assets......................................         94        303        315       4,370        4,078        4,090
  Total deposits before performance centers(2)......        425        708        675       3,811        3,783        2,662

FINANCIAL RATIOS:
  Return on average assets..........................       7.36%      4.74%      6.43%       0.06%        0.20%        0.43%

------------------------------

(1) Performance center earnings (expense) represent the allocation of net interest income, noninterest income and noninterest expense between the business segments for products and services originated in one segment but managed by another.

(2) Represents loans and deposits for each business segment before allocation between the segments of loans and deposits originated in one segment but managed by another.

(3) The increase in 1998 over the prior year for the Community Banking Group was due to the sale of the credit card portfolio as discussed on page F-19.

                                                                                                    UNIONBANCAL
                                                                   OTHER                            CORPORATION
                                                      -------------------------------  -------------------------------------
                                                         YEARS ENDED DECEMBER 31,            YEARS ENDED DECEMBER 31,
                                                      -------------------------------  -------------------------------------
                                                        1996       1997       1998        1996         1997         1998
                                                      ---------  ---------  ---------  -----------  -----------  -----------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
  Net interest income...............................  $  35,466  $ 12,348   $ 35,855   $ 1,168,578  $ 1,231,682  $ 1,318,223
  Noninterest income................................     12,223     8,214      4,522       418,676      463,001      533,531
                                                      ---------  ---------  ---------  -----------  -----------  -----------
  Total revenue.....................................     47,689    20,562     40,377     1,587,254    1,694,683    1,851,754
  Noninterest expense...............................    153,630    34,178     52,718     1,134,904    1,044,665    1,135,218
  Credit expense (income)...........................     (6,572)  (77,131 )    7,735        40,000      --            45,000
                                                      ---------  ---------  ---------  -----------  -----------  -----------
  Income before income tax expense and
    performance center earnings (expense)(1)........    (99,369)   63,515    (20,076 )     412,350      650,018      671,536
  Performance center earnings (expense)(1)..........      5,998     1,459      3,157       --           --           --
                                                      ---------  ---------  ---------  -----------  -----------  -----------
  Income (loss) before income tax expense...........    (93,371)   64,974    (16,919 )     412,350      650,018      671,536
  Income tax expense (benefit)......................    (41,793)   (1,198 )  (64,431 )     162,892      238,722      205,075
                                                      ---------  ---------  ---------  -----------  -----------  -----------
  Net income (loss).................................  $ (51,578) $ 66,172   $ 47,512   $   249,458  $   411,296  $   466,461
                                                      ---------  ---------  ---------  -----------  -----------  -----------
                                                      ---------  ---------  ---------  -----------  -----------  -----------
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans before performance centers(2).........  $   1,027  $    988   $  1,110   $    20,728  $    21,856  $    23,216
  Total assets......................................      1,028     1,542      1,365        27,900       29,693       30,524
  Total deposits before performance centers(2)......       (304)      (15 )       38        20,102       22,067       22,655

FINANCIAL RATIOS:
  Return on average assets..........................         na        na         na          0.89%        1.39%        1.53%

------------------------------

(1) Performance center earnings (expense) represent the allocation of net interest income, noninterest income and noninterest expense between the business segments for products and services originated in one segment but managed by another.

(2) Represents loans and deposits for each business segment before allocation between the segments of loans and deposits originated in one segment but managed by another.

    COMMUNITY BANKING GROUP

    The Community Banking Group provides its customers with a full line of checking and savings, investment, loan and fee-based banking products. In 1998, average assets in this group were $10.3 billion, and average deposits were $12.4 billion. The increase in the group's net income over 1997 was primarily attributable to the decline in the provision for credit losses, resulting from the sale of the credit card portfolio that is discussed on page F-19.

    The group focuses on four major markets:

    - consumers,

    - businesses with sales under $3 million,

    - businesses with sales between $3 million and $20 million, and

    - middle market companies, including agricultural firms, in central California and in selected parts of Oregon and Washington.

    The group serves over one million consumer households and businesses through its 244 branches in California, six branches in Oregon and Washington and its network of over 380 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or personal computer. In addition, the group offers automated teller and point-of-sale debit services through our founding membership in the Star System, the largest shared ATM network in the Western United States.

    The group is organized by service delivery method, by markets and by geography. The primary sub-units of the group are:

    - community banking branches, which serve consumers, businesses and, in certain locations, affluent individuals,

    - business banking centers, which serve businesses with sales between $3 million and $20 million,

    - in-store branches, which also serve consumers and businesses,

    - middle market and agricultural lending offices, and

    - the Consumer Asset Management division, which is responsible for indirect auto finance, auto leasing, and residential real estate lending.

    Through alliances with other financial institutions, the group offers additional products and services, such as credit cards, leasing, and asset-based and leveraged financing.

    The group competes with larger banks by providing service quality superior to that of its major competitors. We are recognized as among the highest rated banks in California for customer service quality and satisfaction.

    The group's primary means of competing with community banks include its large and convenient branch network and its reputation for innovative use of technology to deliver banking services. We have the fifth largest branch network among depository institutions in California. We also offer convenient banking hours to consumers through our drive-through banking locations and selected branches that are open seven days a week.

    The group's strategies include continuing to build upon the more than one million households and businesses it serves and broadening the range of financial products and services it provides to existing customers. The group uses direct mail marketing methods targeted at specific consumers to supplement its traditional mass media advertising. We are also introducing a new computer-driven sales system designed to foster cross-selling of our products. The new system uses improved software to prompt sales staff to offer customers additional products and services, based on a customer profile. We have installed the new system in 40 of our branches, and we anticipate full implementation within 18 months.

    The group will continue to use varied pricing strategies to encourage customers to use lower-cost methods of delivery to receive our products and services. The group is emphasizing further development of existing lower-cost product and service delivery methods, such as the Internet, video kiosks and loans-by-phone, and is expanding its Direct Banking Center, which offers products, services, and technical support for home banking via the telephone and computer.

    The group competes with a number of commercial banks, savings associations and credit unions, as well as more specialized financial service providers, such as investment brokerage companies, consumer finance companies, and residential real estate lenders. The group's primary competitors are other major depository institutions such as Bank of America, California Federal, Washington Mutual and Wells Fargo, as well as smaller community banks in the markets in which we operate.

    COMMERCIAL FINANCIAL SERVICES GROUP

    The Commercial Financial Services Group offers a variety of commercial financial services, including:

    - commercial and project loans,

    - real estate financing,

    - commercial financing based on accounts receivable, inventory, or other short term assets,

    - trade financing, which is the short-term extension of credit to support export/import transactions, including letters of credit,

    - lease financing,

    - customized cash management services, and

    - selected capital markets products.

    The group's customers provide a significant source of opportunities for us to sell products and services of other units of the bank, including treasury, trust, and retail banking services. In 1998, average assets in this group were $12.4 billion, and average deposits were $6.0 billion. The increase in the group's net income over 1997 was primarily due to the growth in commercial, financial and industrial loans as further discussed on page F-18.

    The group is divided into the following business units, which serve specific markets and industries:

    - the Commercial Banking Group, which serves California middle-market companies and larger companies most often headquartered in the Western United States,

    - the Real Estate Industries Group, which serves real estate developers and real estate investment trusts,

    - the Specialized Lending Group, which serves companies operating in various industries, including oil and gas, utilities, media, communications, healthcare, finance, and retailing, and

    - the Institutional and Deposit Markets Group, which serves title and escrow companies, financial institutions, retailers, bankruptcy trustees, and other customers with large pools of deposits.

    The Commercial Customer Service Unit supports these business units by providing centralized customer service support.

    The group competes with other banks primarily on the basis of its reputation as a "business bank," the quality of its relationship managers, and the delivery of superior customer service. We are recognized in California as having a superior "business banking" reputation relative to other large banks. We are also highly rated among financial institutions for our cash management services and systems.

    The group's main strategy is to target industries and companies for which the group can reasonably expect to be one of a customer's primary banks. Consistent with its strategy, the group attempts to serve a large part of its targeted customers' credit and depository needs.

    The group competes with a variety of other financial services companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, we compete with investment banks, commercial finance companies, leasing companies, and insurance companies.

    INTERNATIONAL BANKING GROUP

    The International Banking Group primarily provides correspondent banking and trade finance-related products and services to financial institutions worldwide, particularly in Brazil, Hong Kong, Japan, Korea, and Taiwan. This includes the provision of products and services that facilitate trade finance transactions, including payments, collection and the extension of short-term credit. The group also serves selected foreign firms and U.S. corporate clients in selected countries worldwide, particularly in Asia. In the U.S., the group serves subsidiaries and affiliates of non-Japanese Asian companies and U.S. branches and agencies of foreign banks. The group also provides international services to domestic corporate clients along the West Coast. The group's revenue predominately relates to foreign customers. In 1998, average assets in this group were $2.1 billion and average deposits were $851 million.

    The group has a long and stable history of providing correspondent and trade-related services to international financial institutions. We believe that we have achieved a leading market position and strong customer loyalty in the Asia/Pacific correspondent banking market because we provide high quality, customized products, and services at competitive prices. The group maintains branches in Tokyo, Taipei, Seoul, Manila and Hong Kong, representative offices in other parts of Asia and Latin America, and an international banking subsidiary in New York.

    One of the group's primary services is international trade finance. Trade finance is typically short term, which means it generally has a lower credit risk. Despite this relatively lower credit risk compared to some other forms of commercial credit, we have reduced the amount of credit we have extended to our customers and the average maturity of this portfolio in response to recent instability in global markets.

    The group's strategy is to improve its global operations by reducing costs and improving productivity. It competes with both U.S. and foreign banks. Approximately 25 U.S. banks compete with the group to provide correspondent banking and trade-related services to Asian banks. The group's primary competitors include First Union, Bank of New York, Chase Manhattan, Citibank, Bank of America, and Bank of Hawaii.

    TRUST AND PRIVATE FINANCIAL SERVICES GROUP

    The Trust and Private Financial Services Group offers investment management and administration services for a broad range of individuals and institutions. The group:

    - services individual client needs through its trust and private banking, investment management and brokerage products and services,

    - services institutional client needs through traditional employee benefit and 401(k) programs, global and domestic securities custody programs, securities lending programs and corporate trust products, and

    - provides investment management services for both individual and institutional clients through HighMark Capital Management, Inc. and its family of proprietary HighMark mutual funds.

    As of December 31, 1998, the group had over $97.4 billion in assets under administration.

    The group is organized into five business divisions:

    - The Private Bank division focuses primarily on delivering integrated and customized financial services to high net worth individuals with sophisticated financial needs. Specific products and services include trust and estate services, investment account management services, offshore trust services and customized deposit and credit products. The Private Bank's strategy is to expand its business by increasing its geographic market coverage and the breadth of its products and services. To support that strategy, The Private Bank expanded from 9 offices to 15 offices during 1998. In addition, it has shifted sales staff training efforts toward increased cross-selling of all of the bank's available products and services.

    - HighMark Capital Management, Inc., a registered investment advisor, manages our proprietary HighMark family of mutual funds. It also provides investment management services to institutions, pension plans and individuals, including to clients of other divisions. HighMark Capital Management's strategy is to expand distribution of its mutual funds by targeting its marketing efforts at registered investment advisors and regional broker/dealers. In addition, HighMark is working with The Bank of Tokyo-Mitsubishi, Ltd. and other third parties to establish mutual funds offshore that HighMark will advise and which will be offered to non-U.S. investors. HighMark also serves as a sub-advisor for funds managed by Tokyo-Mitsubishi Asset Management, Ltd. in Japan.

    - The Business Trust division provides businesses, government agencies, unions and non-profit organizations with trustee services, investment management and 401(k) valuation and record keeping services. Business Trust's strategy is to expand its third-party distribution network to include insurance companies, investment managers, brokers and mutual funds.

    - The Investment Services division consists of Union Bank of California, N.A. Insurance Services and Union Bank of California, N.A. Investment Services, Inc., a registered broker/dealer offering a full line of investment products to individuals and institutional clients. The division's primary strategy is to further penetrate our existing client base.

    - The Securities Services division is engaged in domestic and global securities custody, safekeeping, mutual fund accounting, securities lending, and corporate trust services. Its client base includes financial institutions, businesses, government agencies, unions, investment managers and non-profit organizations. Securities Services is the only West Coast based provider of a full range of institutional financial services.

    GLOBAL MARKETS GROUP

    The Global Markets Group conducts business activities primarily to support the previously described business groups and their customers. This group offers a broad range of risk management products, such as foreign exchange and interest rate swaps, caps and floors. Additionally, it originates debt instruments for bank eligible issuers, places debt securities, including Union Bank of California, N.A.'s own liabilities, with institutional investors and trades debt instruments in the secondary market. This group also manages our market-related risks as part of its responsibilities for asset/liability management. The group is also responsible for maintaining Union Bank of California, N.A.'s investment securities portfolio. In 1998, average assets in this group were $4.1 billion and average deposits were $2.7 billion.

    The group manages our securities portfolio, trading operations, wholesale funding needs, and interest rate and liquidity risk. The group includes products that support corporate lending, customer interest rate risk management needs and foreign exchange.

    OTHER

    "Other" includes the following items, none of which, on an individual basis, are significant to our business:

    - Corporate activities that are not directly attributable to one of the five major business units. Included in this category are goodwill, merger and integration expense, certain parent company non-bank subsidiaries, and the elimination of the fully taxable-equivalent amounts.

    - The unallocated allowance and related provision for credit losses, the net impact of transfer pricing, and earnings associated with unallocated equity capital.

    - The Credit and Compliance Group, which includes $193 million of average nonperforming assets.

    - The Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the U.S. which are affiliated with companies headquartered outside the U.S., mostly in Japan.

    - The residual costs of support groups.

    STRATEGIC INITIATIVES

    In connection with our strategic repositioning, we have developed long-term financial performance goals. These goals will serve as a tool for measuring the long-term success of our operating strategies, based on normal business operations, without including nonrecurring events that may occur from time to time. Our long-term financial performance goals include:

PERFORMANCE RATIO                                                                   GOAL
-----------------------------------------------------------------------------  ---------------
- Return on average common equity............................................  15% to 17%
- Earnings per share growth..................................................  10% to 12%
- Efficiency ratio...........................................................  54% to 56%
- Tangible common equity to assets...........................................  7.5% to 8.5%

    Although we believe these goals are realizable given our proposed operating strategies and our current asset quality, we cannot assure you that we will attain these long-term financial performance goals at any particular time. See paragraph on forward-looking statements on page F-2.

NET INTEREST INCOME

    The table below shows the major components of net interest income and net interest margin.

                                                                           YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------------------------------
                                                                    1996                               1997
                                                      --------------------------------   --------------------------------
                                                                    INTEREST   AVERAGE                 INTEREST   AVERAGE
                                                        AVERAGE     INCOME/    YIELD/      AVERAGE     INCOME/    YIELD/
(DOLLARS IN THOUSANDS)                                  BALANCE    EXPENSE(1)  RATE(1)     BALANCE    EXPENSE(1)  RATE(1)
----------------------------------------------------  -----------  ----------  -------   -----------  ----------  -------
ASSETS
Loans:(2)
  Domestic..........................................  $19,328,752  $1,604,799    8.30%   $20,332,494  $1,672,006    8.22%
  Foreign(3)........................................    1,398,825     84,693     6.05      1,523,417     92,420     6.07
Securities--taxable(4)..............................    2,138,282    133,170     6.23      2,521,339    158,950     6.30
Securities--tax-exempt(4)...........................      151,970     15,451    10.17        124,174     12,669    10.20
Interest bearing deposits in banks..................      911,575     52,709     5.78        968,966     56,748     5.86
Federal funds sold and securities purchased under
  resale agreements.................................      547,547     30,246     5.52        466,321     26,079     5.59
Trading account assets..............................      240,375     12,960     5.39        355,111     19,917     5.61
                                                      -----------  ----------            -----------  ----------
    Total earning assets............................   24,717,326  1,934,028     7.82     26,291,822  2,038,789     7.75
                                                                   ----------                         ----------
Allowance for credit losses.........................     (544,806)                          (503,126)
Cash and due from banks.............................    1,926,050                          2,006,038
Premises and equipment, net.........................      425,943                            411,302
Other assets........................................    1,375,221                          1,486,956
                                                      -----------                        -----------
    Total assets....................................  $27,899,734                        $29,692,992
                                                      -----------                        -----------
                                                      -----------                        -----------
LIABILITIES
Domestic deposits:
  Interest bearing..................................  $ 5,001,060    135,821     2.72    $ 5,340,661    151,768     2.84
  Savings and consumer time.........................    2,837,198    105,350     3.71      2,970,370    112,808     3.80
  Large time........................................    4,095,222    218,959     5.35      4,652,293    256,007     5.50
Foreign deposits(3).................................    1,504,067     71,437     4.75      1,589,303     75,398     4.74
                                                      -----------  ----------            -----------  ----------
    Total interest bearing deposits.................   13,437,547    531,567     3.96     14,552,627    595,981     4.10
                                                      -----------  ----------            -----------  ----------
Federal funds purchased and securities sold under
  repurchase agreements.............................      933,433     47,095     5.05      1,097,707     58,544     5.33
Subordinated capital notes..........................      458,966     30,104     6.56        354,575     22,850     6.44
Commercial paper....................................    1,620,087     87,411     5.40      1,637,070     89,912     5.49
Other borrowed funds................................    1,119,051     62,549     5.59        635,900     34,492     5.42
                                                      -----------  ----------            -----------  ----------
    Total borrowed funds............................    4,131,537    227,159     5.50      3,725,252    205,798     5.52
                                                      -----------  ----------            -----------  ----------
    Total interest bearing liabilities..............   17,569,084    758,726     4.32     18,277,879    801,779     4.39
                                                                   ----------                         ----------
Noninterest bearing deposits........................    6,663,997                          7,514,528
Other liabilities...................................    1,206,216                          1,295,728
                                                      -----------                        -----------
    Total liabilities...............................   25,439,297                         27,088,135
SHAREHOLDERS' EQUITY
Preferred stock.....................................      135,000                             90,247
Common equity.......................................    2,325,437                          2,514,610
                                                      -----------                        -----------
    Total shareholders' equity......................    2,460,437                          2,604,857
                                                      -----------                        -----------
    Total liabilities and shareholders' equity......  $27,899,734                        $29,692,992
                                                      -----------                        -----------
                                                      -----------                        -----------
Net interest income/margin (taxable-equivalent
  basis)............................................               1,175,302     4.75%                1,237,010     4.70%
Less: taxable-equivalent adjustment.................                   6,724                              5,328
                                                                   ----------                         ----------
    Net interest income.............................               $1,168,578                         $1,231,682
                                                                   ----------                         ----------
                                                                   ----------                         ----------


                                                                    1998
                                                      --------------------------------
                                                                    INTEREST   AVERAGE
                                                        AVERAGE     INCOME/    YIELD/
(DOLLARS IN THOUSANDS)                                  BALANCE    EXPENSE(1)  RATE(1)
----------------------------------------------------  -----------  ----------  -------
ASSETS
Loans:(2)
  Domestic..........................................  $21,890,350  $1,736,847    7.93%
  Foreign(3)........................................    1,325,154     90,011     6.79
Securities--taxable(4)..............................    3,056,152    192,404     6.30
Securities--tax-exempt(4)...........................      103,097     11,384    11.04
Interest bearing deposits in banks..................      260,720     17,080     6.55
Federal funds sold and securities purchased under
  resale agreements.................................      296,285     16,056     5.42
Trading account assets..............................      555,632     25,829     4.65
                                                      -----------  ----------
    Total earning assets............................   27,487,390  2,089,611     7.60
                                                                   ----------
Allowance for credit losses.........................     (471,113)
Cash and due from banks.............................    1,919,714
Premises and equipment, net.........................      405,562
Other assets........................................    1,182,253
                                                      -----------
    Total assets....................................  $30,523,806
                                                      -----------
                                                      -----------
LIABILITIES
Domestic deposits:
  Interest bearing..................................  $ 5,482,257  $ 153,805     2.81
  Savings and consumer time.........................    3,205,823    120,778     3.77
  Large time........................................    3,644,732    194,324     5.33
Foreign deposits(3).................................    1,704,027     86,221     5.06
                                                      -----------  ----------
    Total interest bearing deposits.................   14,036,839    555,128     3.95
                                                      -----------  ----------
Federal funds purchased and securities sold under
  repurchase agreements.............................    1,604,675     84,440     5.26
Subordinated capital notes..........................      325,808     20,347     6.24
Commercial paper....................................    1,631,216     88,358     5.42
Other borrowed funds................................      328,872     18,683     5.68
                                                      -----------  ----------
    Total borrowed funds............................    3,890,571    211,828     5.44
                                                      -----------  ----------
    Total interest bearing liabilities..............   17,927,410    766,956     4.28
                                                                   ----------
Noninterest bearing deposits........................    8,617,875
Other liabilities...................................    1,132,557
                                                      -----------
    Total liabilities...............................   27,677,842
SHAREHOLDERS' EQUITY
Preferred stock.....................................      --
Common equity.......................................    2,845,964
                                                      -----------
    Total shareholders' equity......................    2,845,964
                                                      -----------
    Total liabilities and shareholders' equity......  $30,523,806
                                                      -----------
                                                      -----------
Net interest income/margin (taxable-equivalent
  basis)............................................               1,322,655     4.81%
Less: taxable-equivalent adjustment.................                   4,432
                                                                   ----------
    Net interest income.............................               $1,318,223
                                                                   ----------
                                                                   ----------

----------------------------------------

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

    Net interest income, on a taxable-equivalent basis, was $1.2 billion in 1997, compared with $1.3 billion in 1998. The increase of $86 million, or 7 percent, was primarily attributable to a $1.2 billion, or 5 percent, increase in average earning assets largely funded by a $1.1 billion, or 15 percent, increase in average noninterest bearing deposits. In addition, net interest margin increased 11 basis points to 4.81 percent. Although the differential between the decrease in the yield on average earning assets and the decrease in the rate on average interest bearing liabilities was a negative 4 basis points, resulting from a 75 basis point decrease in the Federal Funds rate in the fourth quarter of 1998, the negative impact on the net interest margin of these two factors was more than offset by the increase in the proportion of funding provided by average noninterest bearing deposits, thereby lowering the overall cost of funds.

    Average earning assets were $26.3 billion in 1997, compared with $27.5 billion in 1998. This growth was primarily attributable to a $1.4 billion, or 6 percent, increase in average loans and a $514 million, or 19 percent, increase in average securities, partially offset by a $708 million decrease in average interest bearing deposits in banks. The growth in average loans was attributable to the increase in average commercial, financial and industrial loans of $1.8 billion, partially offset by the decrease in average consumer loans of $389 million, primarily related to the sale of the credit card portfolio. See "Loans" on page F-18 for additional commentary on growth in the loan portfolio. The increase in primarily fixed rate securities reflected interest rate risk management actions to reduce our exposure to declines in interest rates.

    The $1.2 billion, or 5 percent, growth in average earning assets over 1997 was primarily funded by a $1.1 billion increase in average noninterest bearing deposits. The increase in average noninterest bearing deposits in 1998 was partially due to an influx of new customer relationships, arising from the merger and acquisition activities of other financial institutions in the California market during the past year.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

    The following table shows the changes in the components of net interest income on a taxable-equivalent basis. The changes in net interest income between periods have been reflected as attributable either to volume or to rate changes. For purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate.

                                                                      YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------
                                                        1997 VERSUS 1996                    1998 VERSUS 1997
                                               ----------------------------------  ----------------------------------
                                               INCREASE (DECREASE) DUE TO CHANGE   INCREASE (DECREASE) DUE TO CHANGE
                                                               IN                                  IN
                                               ----------------------------------  ----------------------------------
                                                AVERAGE     AVERAGE       NET       AVERAGE     AVERAGE       NET
(DOLLARS IN THOUSANDS)                           VOLUME       RATE       CHANGE      VOLUME       RATE       CHANGE
---------------------------------------------  ----------  ----------  ----------  ----------  ----------  ----------
CHANGES IN INTEREST INCOME
Loans:
  Domestic...................................  $   83,311  $  (16,104) $   67,207  $  128,056  $  (63,215) $   64,841
  Foreign(1).................................       7,538         189       7,727     (12,035)      9,626      (2,409)
Securities--taxable..........................      23,856       1,924      25,780      33,693        (239)     33,454
Securities--tax-exempt.......................      (2,826)         44      (2,782)     (2,150)        865      (1,285)
Interest bearing deposits in banks...........       3,317         722       4,039     (41,503)      1,835     (39,668)
Federal funds sold and securities purchased
  under resale agreements....................      (4,484)        317      (4,167)     (9,505)       (518)    (10,023)
Trading account assets.......................       6,184         773       6,957      11,249      (5,337)      5,912
                                               ----------  ----------  ----------  ----------  ----------  ----------
    Total earning assets.....................     116,896     (12,135)    104,761     107,805     (56,983)     50,822
                                               ----------  ----------  ----------  ----------  ----------  ----------
CHANGES IN INTEREST EXPENSE
Domestic deposits:
  Interest bearing...........................  $    9,237  $    6,710      15,947  $    4,021  $   (1,984)      2,037
  Savings and consumer time..................       4,941       2,517       7,458       8,947        (977)      7,970
  Large time.................................      29,803       7,245      37,048     (55,416)     (6,267)    (61,683)
Foreign deposits(1)..........................       4,049         (88)      3,961       5,438       5,385      10,823
                                               ----------  ----------  ----------  ----------  ----------  ----------
    Total interest bearing deposits..........      48,030      16,384      64,414     (37,010)     (3,843)    (40,853)
                                               ----------  ----------  ----------  ----------  ----------  ----------
Federal funds purchased and securities sold
  under repurchase agreements................       8,296       3,153      11,449      27,021      (1,125)     25,896
Subordinated capital notes...................      (6,848)       (406)     (7,254)     (1,853)       (650)     (2,503)
Commercial paper.............................         916       1,585       2,501        (321)     (1,233)     (1,554)
Other borrowed funds.........................     (27,006)     (1,051)    (28,057)    (16,641)        832     (15,809)
                                               ----------  ----------  ----------  ----------  ----------  ----------
    Total borrowed funds.....................     (24,642)      3,281     (21,361)      8,206      (2,176)      6,030
                                               ----------  ----------  ----------  ----------  ----------  ----------
    Total interest bearing liabilities.......      23,388      19,665      43,053     (28,804)     (6,019)    (34,823)
                                               ----------  ----------  ----------  ----------  ----------  ----------
    Changes in net interest income...........  $   93,508  $  (31,800) $   61,708  $  136,609  $  (50,964) $   85,645
                                               ----------  ----------  ----------  ----------  ----------  ----------
                                               ----------  ----------  ----------  ----------  ----------  ----------

------------------------

(1) Foreign loans and deposits are those loans and deposits originated in foreign branches.

    Interest income on a taxable-equivalent basis increased $51 million in 1998, primarily due to growth in interest income from average domestic loans and average taxable securities of $65 million and $33 million, respectively, partially offset by lower interest income from average interest bearing deposits in banks of $40 million. These changes reflected higher average balances outstanding on average domestic loans and average taxable securities, partially offset by a lower average yield on average domestic loans and a lower average balance outstanding on average interest bearing deposits in banks.

    Interest expense decreased $35 million in 1998 due to lower interest expense on average interest bearing deposits, primarily reflecting lower average deposit balances and lower average rates. Interest expense on borrowed funds increased $6 million in 1998, reflecting higher volumes, offset by an 8 basis point decrease in the average rate paid.

NONINTEREST INCOME

                                                                                                INCREASE (DECREASE)
                                                                                   ----------------------------------------------
                                                                                              YEARS ENDED DECEMBER 31,
                                                                                   ----------------------------------------------
                                                    YEARS ENDED DECEMBER 31,          1997 VERSUS 1996        1998 VERSUS 1997
                                               ----------------------------------  ----------------------  ----------------------
(DOLLARS IN THOUSANDS)                            1996        1997        1998      AMOUNT      PERCENT     AMOUNT      PERCENT
---------------------------------------------  ----------  ----------  ----------  ---------  -----------  ---------  -----------
Service charges on deposit accounts..........  $  101,975  $  114,647  $  138,847  $  12,672          12%  $  24,200          21%
Trust and investment management fees.........      93,479     107,527     121,226     14,048          15      13,699          13
International commissions and fees...........      66,108      66,122      72,036         14      --           5,914           9
Merchant transaction processing fees.........      49,778      57,128      56,929      7,350          15        (199)     --
Merchant banking fees........................      23,929      24,924      31,402        995           4       6,478          26
Foreign exchange trading gains, net..........      13,255      16,268      19,527      3,013          23       3,259          20
Brokerage commissions and fees...............      12,932      15,569      19,085      2,637          20       3,516          23
Gain on sale of credit card portfolio........      --          --          17,056     --          --          17,056          nm
Securities gains, net........................       4,502       2,711       5,686     (1,791)        (40)      2,975         110
Other........................................      52,718      58,105      51,737      5,387          10      (6,368)        (11)
                                               ----------  ----------  ----------  ---------               ---------
Total noninterest income.....................  $  418,676  $  463,001  $  533,531  $  44,325          11%  $  70,530          15%
                                               ----------  ----------  ----------  ---------               ---------
                                               ----------  ----------  ----------  ---------               ---------

------------------------

nm = not meaningful

    Noninterest income in 1998 was $534 million, an increase of $71 million, or 15 percent, over 1997. This included a $24 million increase in service charges on deposit accounts, a $14 million increase in trust and investment management fees, a $6 million increase in both international commissions and fees and merchant banking fees, a $3 million increase in net foreign exchange trading gains, a $4 million increase in brokerage commissions and fees, a $17 million gain from the sale of the credit card portfolio in the second quarter of 1998 (see "Consumer Loans" at F-19), and a $3 million increase in net securities gains, partially offset by a $6 million decrease in other noninterest income.

    Revenue from service charges on deposit accounts was $139 million, an increase of 21 percent over 1997. The increase was primarily attributable to a 3 percent increase in average deposits coupled with the expansion of several products and services.

    Trust and investment management fees were $121 million, an increase of 13 percent over 1997. The increase was due to strong growth in trust accounts and assets under management, which resulted in higher mutual fund management fees.

    International commissions and fees were $72 million, an increase of 9 percent over 1997. The increase was due to increases in export and import related short-term trade transactions.

    Merchant banking fees were $31 million, an increase of 26 percent over 1997. The increase was due to the expansion of loan syndication activities by the Commercial Financial Services Group.

    Net foreign exchange trading gains, were $20 million, an increase of 20 percent over 1997, primarily due to more volatility in the foreign exchange markets in 1998.

    Brokerage commissions and fees were $19 million, an increase of 23 percent over 1997. The increase was primarily attributable to brokerage commissions on non-proprietary mutual fund sales.

    Net securities gains, were $6 million, an increase of 110 percent over 1997, primarily due to sales of securities available for sale.

    Other noninterest income was $52 million, a decrease of 11 percent from 1997. The decrease was due to a $8 million nonrecurring gain recognized in 1997 related to a real estate joint venture and a $3 million trading loss recognized in the third quarter of 1998, arising from the decline in interest rates, partially offset by a $5 million gain recognized in the second quarter of 1998 from the sale of commercial real estate loans.

NONINTEREST EXPENSE

                                                                                               INCREASE (DECREASE)
                                                                                 ------------------------------------------------
                                                                                             YEARS ENDED DECEMBER 31,
                                                                                 ------------------------------------------------
                                               YEARS ENDED DECEMBER 31,              1997 VERSUS 1996         1998 VERSUS 1997
                                       ----------------------------------------  ------------------------  ----------------------
(DOLLARS IN THOUSANDS)                     1996          1997          1998        AMOUNT       PERCENT     AMOUNT      PERCENT
-------------------------------------  ------------  ------------  ------------  -----------  -----------  ---------  -----------
Salaries and other compensation......  $    448,793  $    461,915  $    501,220  $    13,122           3%  $  39,305           9%
Employee benefits....................       108,454       109,729       116,344        1,275           1       6,615           6
                                       ------------  ------------  ------------  -----------               ---------
  Personnel-related expense..........       557,247       571,644       617,564       14,397           3      45,920           8
Net occupancy........................       103,335        85,630        90,917      (17,705)        (17)      5,287           6
Equipment............................        55,942        56,137        56,252          195      --             115      --
Merchant transaction processing......        37,091        42,274        43,926        5,183          14       1,652           4
Communications.......................        40,133        42,372        41,710        2,239           6        (662)         (2)
Professional services................        24,342        28,075        36,748        3,733          15       8,673          31
Advertising and public relations.....        28,788        28,664        31,897         (124)     --           3,233          11
Data processing......................        22,140        25,973        28,091        3,833          17       2,118           8
Printing and office supplies.........        27,085        24,098        26,716       (2,987)        (11)      2,618          11
Software.............................        15,895        16,562        20,969          667           4       4,407          27
Travel...............................        14,936        15,763        18,080          827           6       2,317          15
Intangible asset amortization........        13,335        13,352        13,581           17      --             229           2
Armored car..........................        13,296        12,209        12,231       (1,087)         (8)         22      --
Foreclosed asset expense (income)....         2,889        (1,268)       (2,821)      (4,157)         nm      (1,553)         nm
Merger and integration expense.......       117,464         6,037       --          (111,427)        (95)     (6,037)         nm
Other................................        60,986        77,143        99,357       16,157          26      22,214          29
                                       ------------  ------------  ------------  -----------               ---------
  Total noninterest expense..........  $  1,134,904  $  1,044,665  $  1,135,218  $   (90,239)         (8)% $  90,553           9%
                                       ------------  ------------  ------------  -----------               ---------
                                       ------------  ------------  ------------  -----------               ---------

------------------------

nm = not meaningful

    Noninterest expense in 1998 was $1.1 billion, an increase of $91 million, or 9 percent, over 1997. The increase was mostly due to a $46 million increase in personnel-related expense, a $5 million increase in net occupancy expense, a $9 million increase in professional services expense, a $4 million increase in software expense, and a $22 million increase in other noninterest expense, partially offset by a $6 million decrease in merger and integration expense.

    Personnel-related expense was $618 million, an increase of 8 percent over 1997. This increase was due to a $22 million increase in performance-based incentive compensation and a $22 million increase in exempt base pay, due to regular merit increases and a 3 percent increase in workforce to support increased revenue growth.

    Net occupancy expense was $91 million, an increase of 6 percent over 1997, primarily due to expenses related to lease terminations on several properties.

    Professional services expense was $37 million, an increase of 31 percent over 1997, primarily due to consultant fees related to the year 2000 effort.

    Software expense was $21 million, an increase of 27 percent over 1997, primarily due to increased software maintenance contracts and increased purchases of computer software products related to system upgrades at Union Bank of California, N.A.

    Other noninterest expense was $99 million, an increase of 29 percent from 1997, primarily attributable to an increase of $8.3 million in expenses incurred to support higher deposit volumes and an increase of $8.2 million in other outside service expenses.

    Merger and integration expense of $6 million was recorded in 1997, compared to no merger and integration expense in 1998. The merger resulted in the recording of $124 million in total merger and integration expense. The remaining liability balance at December 31, 1997 was $23 million, compared to $11 million at December 31, 1998. The remaining liability balance included amounts primarily for operating lease payments related to redundant banking facilities that are continuing over the expected term of the leases. See Note 7 to our Consolidated Financial Statements for further information.

    We continue to make preparations for the year 2000. (See "Year 2000" on page F-41 for a detailed discussion of the year 2000 program). We estimate that the total cost of our year 2000 project will be approximately $50 million, of which $10 million relates to capital expenditures which we will capitalize and depreciate over their useful lives. We will include the remaining $40 million in noninterest expense in the period incurred. As of December 31, 1998, we have spent $24 million on our year 2000 project, $2 million in 1997 and $22 million in 1998. Of the $24 million spent as of December 31, 1998, $6 million related to capital expenditures, $1 million in 1997 and $5 million in 1998. Of the estimated $26 million remaining to be spent, an estimated $4 million is expected to be for capital expenditures and $22 million is expected to be included in noninterest expense over the next two years. Of the $22 million to be included in noninterest expense, we have assumed that approximately $14 million will be spent on salaries and contract labor. This assumes that the current mix of internal staff and contract labor remains the same, the hours and the person-days needed to complete the projects are not materially exceeded, and that preparations for the year 2000 remain on schedule. The remaining $8 million is expected to relate to other operating expenses. We are funding the cost of our year 2000 project with normal operating cash and are staffing it with external resources as well as internal staff re-deployed from less time-sensitive assignments. Estimated total cost could change further as analysis continues.

EURO CONVERSION

    On January 1, 1999, 11 European countries who joined the Economic and Monetary Union transitioned into a single currency (the Euro) and a single central bank, the European Central Bank. Beginning on that date, the exchange rates of the national currencies of the 11 countries became fixed and all financial transactions can now be settled in Euros.

    We have completed our analysis of the bank-wide impact and have implemented a project plan that addresses the Euro conversion. We are now fully operational to settle transactions in the Euro.

INCOME TAX EXPENSE

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
(DOLLARS IN THOUSANDS)                                                            1996        1997        1998
-----------------------------------------------------------------------------  ----------  ----------  ----------
Income before income taxes...................................................  $  412,350  $  650,018  $  671,536
Income tax expense...........................................................     162,892     238,722     205,075
Effective tax rate...........................................................          40%         37%         31%

    Our effective tax rate in 1997 was 37 percent compared with 31 percent in 1998. The lower 1998 effective tax rate was due to our ability to file our 1997 and 1998 California franchise tax returns on a worldwide unitary basis, incorporating the financial results of The Bank of Tokyo-Mitsubishi, Ltd. and its worldwide affiliates. As a result, we reduced our state income tax liabilities by $29 million, net of federal tax, for previously accrued 1997 state tax liabilities, and lowered our 1998 state tax provision by $31 million, net of federal tax. In 1997, we received an after-tax refund from the FTB of $25 million to settle litigation, administration, and audit disputes covering the years 1975-1987. In 1996, we recognized a $5 million after-tax benefit from a settlement with the FTB for 1985 and 1986. Excluding the income tax reductions and FTB refunds, the effective tax rates were 41 percent in 1996 and 1997, and 40 percent in 1998.

CREDIT RISK MANAGEMENT

    Our principal business activity is the extension of credit in the form of loans or other credit substitutes to individuals and businesses. Our policies and applicable laws and regulations, governing the extension of credit, require risk analysis as well as ongoing portfolio and credit management through loan product diversification, lending limit constraints, credit review and approval policies, and extensive internal monitoring.

    We manage and control credit risk through diversification of the portfolio by type of loan, industry concentration, dollar limits on multiple loans to the same borrower, geographic distribution and type of borrower. Geographic diversification of loans originated through our branch network is generally within California, Oregon and Washington, which we consider to be our principal markets. In addition, we will continue to originate and participate in lending activities outside these states, as well as internationally.

    In analyzing our existing loan portfolios, we apply specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics of the loans within the various portfolios. Our residential and consumer loans are relatively homogeneous and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, we review our residential and consumer portfolios by analyzing their performance as a pool of loans. In contrast, our monitoring process for the commercial, financial and industrial, construction, commercial mortgage, and foreign loan portfolios includes a periodic review of individual loans. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight. We review these loans to assess the ability of the borrowing entity to continue to service all of its interest and principal obligations and as a result may adjust the risk grade accordingly. In the event that we believe that full collection of principal and interest is not reasonably assured, the loan will be appropriately downgraded and, if warranted, placed on nonaccrual status, even though the loan may be current as to principal and interest payments.

    We have a Credit Policy Forum, composed of the Chief Credit Officer, senior credit officers, and appropriate line officers, that establishes policy, credit quality criteria, portfolio guidelines and other controls. Credit Administration, together with a series of loan committees, have the responsibility for administering the credit approval process, as well as the implementation and administration of our credit policies and lending practices and procedures. These policies require an extensive evaluation of credit requests and continuing review of existing credits in order to promptly identify, monitor, and quantify evidence of deterioration of asset credit quality or potential loss.

    As another part of the control process, an independent internal credit review and examination function provides quality assurance that loans and commitments are made and maintained as prescribed by our credit policies and that the assets are appropriately and timely risk graded. This includes a review of compliance with our underwriting policies when the loan is initially extended and subsequent on-site examinations to ensure continued compliance.

LOANS

    The following table shows loans outstanding by loan type and as a percentage of total loans for 1994 through 1998.

                                                                       DECEMBER 31,
                                                         ----------------------------------------
(DOLLARS IN MILLIONS)                                        1994          1995          1996
-------------------------------------------------------  ------------  ------------  ------------
Domestic:
  Commercial, financial and industrial.................  $ 8,547   47% $ 9,684   47% $ 9,496   45%
  Construction.........................................      464    3      370    2      358    2
  Mortgage:
    Residential........................................    2,253   12    2,642   13    2,961   14
    Commercial.........................................    1,778   10    2,143   10    2,598   12
                                                         -------       -------       -------
      Total mortgage...................................    4,031   22    4,785   23    5,559   26
  Consumer:
    Installment........................................    1,644    9    1,812    9    2,063   10
    Home equity........................................    1,222    7    1,222    6    1,113    5
    Credit card and other lines of credit..............      219    1      309    2      303    1
                                                         -------       -------       -------
      Total consumer...................................    3,085   17    3,343   17    3,479   16
  Lease financing......................................      829    5      845    4      800    4
                                                         -------       -------       -------
      Total loans in domestic offices..................   16,956   94   19,027   93   19,692   93
Loans originated in foreign branches...................    1,110    6    1,405    7    1,358    7
                                                         -------       -------       -------
      Total loans......................................  $18,066  100% $20,432  100% $21,050  100%
                                                         -------       -------       -------
                                                         -------       -------       -------


(DOLLARS IN MILLIONS)                                        1997          1998
-------------------------------------------------------  ------------  ------------
Domestic:
  Commercial, financial and industrial.................  $10,747   47% $13,120   54%
  Construction.........................................      293    1      440    2
  Mortgage:
    Residential........................................    2,961   13    2,628   11
    Commercial.........................................    2,952   13    2,975   12
                                                         -------       -------
      Total mortgage...................................    5,913   26    5,603   23
  Consumer:
    Installment........................................    2,091    9    1,985    8
    Home equity........................................      993    5      818    4
    Credit card and other lines of credit..............      270    1    --     --
                                                         -------       -------
      Total consumer...................................    3,354   15    2,803   12
  Lease financing......................................      875    4    1,032    4
                                                         -------       -------
      Total loans in domestic offices..................   21,182   93   22,998   95
Loans originated in foreign branches...................    1,559    7    1,298    5
                                                         -------       -------
      Total loans......................................  $22,741  100% $24,296  100%
                                                         -------       -------
                                                         -------       -------

    Our lending activities are predominantly domestic, with such loans comprising approximately 95 percent of the total loan portfolio at December 31, 1998. Total loans at December 31, 1998 were $24.3 billion, an increase of $1.6 billion, or 7 percent, from one year earlier. The increase from 1997 was primarily attributable to growth in the commercial, financial and industrial loan portfolio, which increased $2.4 billion, partially offset by the residential mortgage loan portfolio, which decreased $333 million, and by the consumer loan portfolio, which decreased $551 million.

COMMERCIAL, FINANCIAL AND INDUSTRIAL LOANS

    Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are extended principally to major corporations, middle market businesses, and small businesses, with no industry concentration exceeding 10 percent of total commercial, financial and industrial loans.

    Our commercial market lending originates primarily through our banking office network. These offices, which rely extensively on relationship-oriented banking, provide many services including cash management services, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a wide variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer's specific industry. Presently, we are active in the communications, media and entertainment, energy capital services, technology, healthcare, agribusiness, retailing and financial services industries.

    At December 31, 1998, the commercial, financial and industrial loan portfolio was $13.1 billion, or 54 percent of the total loan portfolio. The increase of $2.4 billion, or 22 percent, from the previous year-end was primarily attributable to loans extended to businesses with revenues exceeding $20 million. The growth continued to reflect the results of initiatives to increase participation in larger syndicated loan positions as lead manager and as agent, especially in the communications, media, and entertainment and energy capital services industries in which we have developed specialized lending expertise. The increase in the communications, media, and entertainment business units over 1997 was $469 million, or 30 percent, and the increase over 1997 in the energy capital services units was $312 million, or 24 percent.

CONSTRUCTION AND COMMERCIAL MORTGAGE LOANS

    We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

    At December 31, 1998, the commercial real estate mortgage loan portfolio was $3.0 billion, or 12 percent of the total loan portfolio. Despite the sale of $123 million in commercial real estate mortgages during the second quarter of 1998, commercial mortgage loans slightly increased by $23 million, or 1 percent, from December 31, 1997, reflecting both the favorable California real estate market and the continued improvement in the West Coast economy.

    At December 31, 1998, construction loans were $440 million, or 2 percent of the total loan portfolio. The increase of $147 million, or 50 percent, from the previous year-end was primarily attributable to the favorable California real estate market coupled with the continuing improvement in the West Coast economy.

RESIDENTIAL MORTGAGE LOANS

    We originate residential loans, secured by one-to-four family residential properties, through our branch network in California, Oregon and Washington, and periodically purchase loans in our market area.

    At December 31, 1998, residential mortgage loans were $2.6 billion, or 11 percent of the total loan portfolio. The decrease of $333 million, or 11 percent, from December 31, 1997 was principally due to prepayments arising from the lower interest rate environment.

CONSUMER LOANS

    Through our auto dealer relationships and our branch network, we originate consumer loans, such as indirect and direct vehicle-secured installment loans, and home equity lines where advances are generally secured by second deeds of trust on residential real estate. In the second quarter of 1998, we sold our $253 million credit card portfolio to First National Bank of Omaha located in Nebraska.

    At December 31, 1998, consumer loans were $2.8 billion, or 12 percent of the total loan portfolio. The decrease of $551 million, or 16 percent, from the previous year-end was attributable to the sale of the credit card portfolio and to a reduction in home equity loans as customers refinanced to take advantage of favorable long-term, fixed mortgage rates.

LEASE FINANCING

    We enter into direct financing and leveraged leases through an agreement with a subsidiary of The Bank of Tokyo-Mitsubishi, Ltd. In addition, we originate auto leases through our Consumer Asset Management division, a part of the Community Banking Group.

    At December 31, 1998, lease financing outstandings were $1.0 billion, or 4 percent of the total loan portfolio. During 1998, management created new initiatives for lending, especially in the lease financing segment. This refocus on leasing resulted in a $157 million, or 18 percent, increase in lease financing over the prior year.

LOANS ORIGINATED IN FOREIGN BRANCHES

    Our loans originated in foreign branches consist primarily of short-term extensions of credit to financial institutions located primarily in Asia and to corporations in Japan, Korea and Taiwan.

    At December 31, 1998, loans originated in foreign branches totaled $1.3 billion, or 5 percent of the total loan portfolio. The decrease of $261 million, or 17 percent, is attributable to the contraction of our exposure to key Asian markets, primarily Japan, Korea, Indonesia and Thailand, in response to the Asian economic crisis.

CROSS-BORDER OUTSTANDINGS

    Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of December 31, 1996, 1997 and 1998 for each country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. For those individual countries shown in the table below, we do not have significant local currency outstandings that are not hedged or are not funded by local currency borrowings.

                                                                               PUBLIC      CORPORATIONS
                                                                 FINANCIAL     SECTOR        AND OTHER         TOTAL
(DOLLARS IN MILLIONS)                                           INSTITUTIONS  ENTITIES       BORROWERS     OUTSTANDINGS
--------------------------------------------------------------  -----------  -----------  ---------------  -------------
December 31, 1996
Japan.........................................................   $   1,373    $  --          $     452       $   1,825
Korea.........................................................         574            8            330             912

December 31, 1997
Japan.........................................................         401       --                438             839
Korea.........................................................         561           10            257             828
Thailand......................................................         320       --             --                 320

December 31, 1998
Japan.........................................................         173       --                464             637
Korea.........................................................         448            1            117             566

    The economic condition and the ability of some countries, to which we have cross-border exposure, to manage their external debt obligations have been impacted by the Asian economic crisis that began in the second half of 1997. The Asian economic crisis appears to have stabilized somewhat, though the impact of the crisis on other global markets is still uncertain. Our exposure in all affected countries continues to be primarily short-term in nature and substantially related to the finance of trade. For further discussion on the actions taken by management to reduce our credit exposure in Asia and Latin America, see "Allowance for Credit Losses" on the following page.

PROVISION FOR CREDIT LOSSES

    We recorded a $40 million provision for credit losses in 1996, compared with no provision for credit losses in 1997 and a $45 million provision for credit losses in 1998. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" on the following page. No provision for credit losses was recorded in 1997 because, based on our review of such factors, management believed that the allowance for credit losses was adequate to cover probable losses inherent in the loan portfolio and firm commitments at each quarter end, including December 31, 1997. We resumed recording provisions in 1998 in order to bring our allowance for credit losses to a level deemed appropriate by management based upon management's application of the allowance methodology.

ALLOWANCE FOR CREDIT LOSSES

    The following table reflects the allowance allocated to each respective loan category at period end and as a percentage of the total period end balance of that loan category, as set forth in the "Loans" table on page F-18.

                                                                                DECEMBER 31,
                                                     -------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                       1994                   1995                   1996
---------------------------------------------------  ---------------------  ---------------------  ---------------------
Domestic:
  Commercial, financial, and industrial............  $  146,784       1.72% $  174,146       1.80% $  166,100       1.75%
  Construction.....................................      69,787      15.04      24,752       6.69       5,700       1.59
  Mortgage:
    Residential....................................      23,581       1.05       5,466       0.21       4,000       0.14
    Commercial.....................................      70,130       3.94      59,931       2.80      39,000       1.50
                                                     ----------             ----------             ----------
      Total mortgage...............................      93,711       2.32      65,397       1.37      43,000       0.77
  Consumer:
    Installment....................................      12,500       0.76      13,200       0.73      10,400       0.50
    Home equity....................................       7,143       0.58       5,532       0.45       4,900       0.44
    Credit card and other lines of credit..........      17,101       7.81      32,799      10.61      34,000      11.22
                                                     ----------             ----------             ----------
      Total consumer...............................      36,744       1.19      51,531       1.54      49,300       1.42
  Lease financing..................................      10,000       1.21       1,300       0.15       5,300       0.66
                                                     ----------             ----------             ----------
      Total domestic allowance.....................     357,026       2.11     317,126       1.67     269,400       1.37
Foreign allowance..................................      15,330       1.38      13,968       0.99       9,394       0.69
Unallocated........................................     190,786                224,055                245,152
                                                     ----------             ----------             ----------
        Total allowance for credit losses..........  $  563,142       3.12% $  555,149       2.72% $  523,946       2.49%
                                                     ----------             ----------             ----------
                                                     ----------             ----------             ----------

                                                                                          DECEMBER 31,
                                                                          --------------------------------------------
(DOLLARS IN THOUSANDS)                                                            1997                   1998
------------------------------------------------------------------------  ---------------------  ---------------------
Domestic:
  Commercial, financial, and industrial.................................  $  123,610       1.15% $  145,100       1.11%
  Construction..........................................................       3,221       1.10       5,500       1.25
  Mortgage:
    Residential.........................................................       2,700       0.09       1,100       0.04
    Commercial..........................................................      60,680       2.06      17,500       0.59
                                                                          ----------             ----------
      Total mortgage....................................................      63,380       1.07      18,600       0.33
  Consumer:
    Installment.........................................................      11,400       0.55      20,900       1.05
    Home equity.........................................................       3,600       0.36       3,800       0.46
    Credit card and other lines of credit...............................      30,500      11.30      --         --
                                                                          ----------             ----------
      Total consumer....................................................      45,500       1.36      24,700       0.88
  Lease financing.......................................................       4,862       0.56       3,800       0.37
                                                                          ----------             ----------
      Total domestic allowance..........................................     240,573       1.14     197,700       0.86
Foreign allowance.......................................................      39,313       2.52      47,000       3.62
Unallocated.............................................................     171,806                214,628
                                                                          ----------             ----------
        Total allowance for credit losses...............................  $  451,692       1.99% $  459,328       1.89%
                                                                          ----------             ----------
                                                                          ----------             ----------

    RESERVE POLICY AND METHODOLOGY

    We maintain an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance.

    The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, pools of loans, leases or commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:

    - Problem graded loan loss factors are derived from a migration model that tracks four years of historical loss experience. We are exploring changes to the migration model to track historical loss experience over an eight-year period, which management believes approximates a business cycle.

    - Pass graded loan loss factors are based on the average annual net chargeoff rate over an eight-year period.

    - Pooled loan loss factors (not individually graded loans) are based on expected net chargeoffs for one year. Pooled loans are loans that are homogeneous in nature, such as consumer installment and residential mortgage loans and automobile leases.

    Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

    The unallocated allowance is composed of two elements. The first element, which is based on our credit policy, consists of an amount that is at least 20 percent to 25 percent of the formula allowance and the specific allowance. This element recognizes the model and estimation risk associated with the formula and specific allowances. The second element is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date:

    - general economic and business conditions affecting our key lending areas,

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

    - seasoning of the loan portfolio,

    - specific industry conditions within portfolio segments,

    - recent loss experience in particular segments of the portfolio,

    - duration of the current business cycle,

    - bank regulatory examination results, and

    - findings of our internal credit examiners.

    Executive management reviews these conditions quarterly in discussion with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the probable loss related to such condition is reflected in the unallocated allowance.

    The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed in respect of these losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration model that is used to establish the loan loss factors for problem graded loans is designed to be self-correcting by taking into account our recent loss experience. Similarly, by basing the pass graded loan loss factors on loss experience over the last eight years, the methodology is designed to take our recent loss experience into account. Pooled loan loss factors are adjusted quarterly based upon the level of net chargeoffs expected by management in the next twelve months. Furthermore, our methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

    COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISON FOR CREDIT LOSSES

    At December 31, 1996, our allowance for credit losses was $524 million, or
2.49 percent of the total loan portfolio, and 408 percent of total nonaccrual loans. This compares with an allowance for credit losses of $452 million, or
1.99 percent of the total loan portfolio, and 413 percent of total nonaccrual loans at December 31, 1997, and an allowance for credit losses of $459 million, or 1.89 percent of the total loan portfolio, and 586 percent of total nonaccrual loans at December 31, 1998.

    In 1998, we reclassified a $1.9 million previously established allowance for credit losses related to interest rate derivatives and foreign exchange contracts from the unallocated portion of the allowance for credit losses. The reserve for derivative and foreign exchange contracts is presented as an offset to trading account assets. Future changes in that reserve as a result of changes in the positive replacement cost of those contracts will be provided as an offset to trading gains and losses.

    In addition, the allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 1996, total impaired loans were $114 million and the associated impairment allowance was $21 million, compared with $108 million and $9 million, respectively, at December 31, 1997, and $78 million and $11 million, respectively, at December 31, 1998.

    During 1997 and 1998, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for credit losses, except that we extended the average annual net chargeoff rate for pass graded loans from 4.75 years in 1996 to 6 years in 1997 and to 8 years in 1998. The impact of these changes resulted in an increase of approximately $13 million and $19 million in the formula allowance in 1997 and 1998, respectively. We extended the average annual net chargeoff rate to better reflect the business cycle. Changes in assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described in the following pages, affected the assessment of the unallocated allowance. In addition, as described below, we allocated a portion of the unallocated allowance to foreign loans amid concerns that the Asian financial turmoil had adversely impacted companies and financial institutions in Asian markets in which we operate.

    We did not record a provision for credit losses during 1997. The decision not to record a provision was based upon management's application of the allowance methodology as previously described and other factors, particularly the level of net chargeoffs and the decline in the level of nonperforming loans. Although management determined that no provision for credit losses was necessary in 1997, it noted that certain factors could necessitate the resumption of provisioning in the future. In particular, management noted that although net chargeoffs were relatively stable from 1996 to 1997, net chargeoffs steadily increased in each of the last three quarters of 1997. Furthermore, management noted that although the level of net chargeoffs and the decline in nonperforming loans favorably impacted our asset quality ratios, the total portfolio of commercial, financial and industrial loans and commercial mortgage loans was increasing. Losses inherent in both of these types of credits are more difficult to assess because historically they have been more volatile than losses from other credits.

    Management also considered the effect on global economic conditions of the Asian financial crisis. At December 31, 1997, cross-border loans and acceptances to Japan, Korea, Malaysia, Thailand, Vietnam, Singapore, Indonesia, the Philippines, China, Taiwan and Hong Kong totaled $2.1 billion. Although at December 31, 1997, we had not identified any specific losses related to our Asia/Pacific exposures, management believed that it was probable that the Asian financial turmoil had adversely impacted companies and financial institutions in Asia/Pacific markets in which we operate. In light of this concern, we allocated $29 million from the unallocated portion of the allowance at December 31, 1997 to foreign loans. The allocated amount was based upon the total amount of foreign loans to corporate borrowers in Asian countries, and management's assessment of the quantified losses inherent in the Asia/Pacific portfolio segment. In addition, we believed that the historical loss factors for the Asia/Pacific exposures failed to estimate the total probable inherent losses because we had not suffered any credit losses in the foreign loan portfolio during the four-year historical loss cycle used to establish the problem loan loss factors. Based upon this concern, as well as the magnitude of our exposure to the Asia/Pacific segment, management did not believe that the $29 million allocated to foreign loans was sufficient to cover all of the losses inherent in the foreign loan portfolio and, accordingly, these factors were considered by management in its overall assessment of the unallocated allowance at December 31, 1997. During the first quarter of 1998, we changed the method of determining the quantified losses on Asia/Pacific loans from one based on total corporate exposure in the segment to one based on total country exposure to countries receiving assistance from the International Monetary Fund. This change resulted in a $9 million decrease in the allowance allocated to foreign loans.

    In addition to the impact of the Asian financial turmoil on companies and financial institutions in Asian markets in which we operate, management considered the effects of the Asian turmoil on companies and financial institutions in the domestic (primarily California) and foreign (other than Asia/Pacific) markets in which we operate. As of December 31, 1997, management believed that the impact of the Asian financial turmoil on the collectibility of loans to domestic and foreign (non-Asia/Pacific) borrowers was not generally reflected in the level of nonperforming loans or in the internal risk grading process with respect to such loans. Accordingly, our evaluation of these probable losses was reflected in the unallocated allowance at December 31, 1997. The evaluations of these inherent losses were subject to higher degrees of uncertainty because they were not identified with specific problem credits.

    In our assessment as of December 31, 1998, management focused, in particular, on factors affecting elements of the oil and gas, agriculture and technology industries, as well as the continued effects of the global financial turmoil on companies and financial institutions in domestic and foreign markets in which we operate and the growth in, and changes in the composition of, the loan portfolio.

    - With respect to the oil and gas industry, where we had $719 million of loans outstanding at December 31, 1998, management considered the effects of the decline in oil prices on the cash flows of borrowers in the oil and gas industry.

    - With respect to the agriculture industry, where we had $541 million of loans outstanding at December 31, 1998, management considered the effects of abnormal weather conditions (commonly referred to as "El Nino") and export market conditions on agricultural borrowers.

    - With respect to the technology industry, where we had $913 million of loans outstanding at December 31, 1998, management considered the effects of export market conditions and cyclical over-capacity on borrowers in the chip and semiconductor industries.

    - With respect to cross-border loans and acceptances to Japan, Korea, Malaysia, Thailand, Singapore, Indonesia, the Philippines, China, Taiwan and Hong Kong, where we had outstandings of $1.7 billion at December 31, 1998, management considered the continued effects of the global financial turmoil.

    - With respect to cross-border loans and acceptances to Latin American countries, where we had outstandings of $255 million at December 31, 1998, management considered the continued effects of the global financial turmoil.

    Although in certain instances the downgrading of a loan resulting from these effects was reflected in the formula allowance, management believed that in most instances the impact of these events on the collectibility of the applicable loans was not reflected in the level of nonperforming loans or in the internal risk grading process with respect to such loans. Accordingly, our evaluation of the probable losses related to these factors was reflected in the unallocated allowance. The evaluations of the inherent losses with respect to these factors were subject to higher degrees of uncertainty because they were not identified with specific problem credits.

    CHANGES IN THE FORMULA, SPECIFIC AND UNALLOCATED ALLOWANCES

    The following table sets forth the composition of the allowance for credit losses.

                                                                                                     DECEMBER 31,
                                                                                            -------------------------------
(DOLLARS IN MILLIONS)                                                                         1996       1997       1998
------------------------------------------------------------------------------------------  ---------  ---------  ---------
Allocated allowance:
  Formula.................................................................................  $     237  $     212  $     206
  Specific................................................................................         42         68         38
                                                                                            ---------  ---------  ---------
    Total allocated allowance.............................................................        279        280        244
Unallocated allowance.....................................................................        245        172        215
                                                                                            ---------  ---------  ---------
      Total allowance.....................................................................  $     524  $     452  $     459
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

    At December 31, 1997, the formula allowance decreased by $25 million from the prior year, primarily due to a reduction in the level of criticized loans and the reflection of lower historical losses in the loss factors, partially offset by loan growth, by changes to conform the various risk grade definitions after the combination of Bank of California and Union Bank, and by the extension of the average annual net chargeoff rate for pass graded loans as previously described. At December 31, 1998, the formula allowance decreased by $6 million from the prior year, primarily due to a decline in criticized credits, offset by the extension of the average annual net chargeoff rate for pass graded loans as previously described.

    At December 31, 1997, the specific allowance increased by $26 million over the prior year, primarily due to the reallocation for the Asian exposure as previously described. At December 31, 1998, the specific allowance decreased by $30 million from the prior year due to the sale of real estate notes and the change related to foreign loans as previously described.

    At December 31, 1996, the allocated portion of the allowance for credit losses included $134 million related to special mention and classified credits, compared to $108 million at December 31, 1997 and $76 million at December 31, 1998. Special mention and classified credits are those that are internally risk graded as "special mention", "substandard" or "doubtful". Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as "doubtful" has critical weaknesses that make full collection improbable.

    At December 31, 1997, the unallocated allowance decreased by $73 million from the previous year-end because management believed that the inherent losses related to certain conditions considered in its evaluation of the unallocated allowance at December 31, 1996 had been recognized through chargeoffs, had been reflected in the formula or specific allowance or had declined. From December 31, 1996 to December 31, 1997, there was no change in the component of the unallocated allowance related to the 20 percent to 25 percent margin for model and estimation risk prescribed by our credit policy. Included among those conditions that management believed gave rise to lower inherent losses at December 31, 1997 compared to December 31, 1996 were:

    - reduced concerns regarding the lingering effects of the California recession on, and the sustainability of the recovery in, the California commercial real estate and construction market,

    - reduced concerns regarding consumer debt burdens and rising levels of consumer bankruptcies,

    - resolution of uncertainties related to assimilating data for the formula allowance that resulted from combining the loan portfolios of Bank of California and Union Bank and inconsistencies in the risk grading systems of our predecessor banks,

    - reduced concerns related to consolidation and restructuring in the retail industry, and

    - reduced concerns regarding the sustainability of perceived improvements in economic conditions.

    We do not weight the unallocated allowance among segments of the portfolio. At December 31, 1996, we had a $245 million unallocated allowance in our allowance for credit losses. In evaluating the appropriateness of the unallocated allowance, we considered the following factors:

    - the approximately $56 million to $70 million margin for model and estimation risk prescribed by our credit policy,

    - the lingering effects of the California recession on, and the sustainability of the recovery in, the California commercial real estate and construction market, which could be in the range of $45 million to $70 million,

    - the effects of consumer debt burdens and rising levels of consumer bankruptcies, which could be in the range of $25 million to $40 million,

    - the effects of uncertainties related to assimilating data for the formula allowance that resulted from combining the loan portfolios of Bank of California and Union Bank and inconsistencies in the risk grading systems of our predecessor banks, which could be in the range of $15 million to $30 million,

    - the effects of consolidation and restructuring in the retail industry, which could be in the range of $5 million to $10 million, and

    - the effects of adverse economic and business conditions in Japan, which could be in the range of $5 million to $10 million.

    At December 31, 1997, we had a $172 million unallocated allowance in our allowance for credit losses. The following factors were reflected in management's estimate of the unallocated allowance:

    - the approximately $56 million to $70 million margin for model and estimation risk prescribed by our credit policy and

    - our estimate that the adverse impact of the Asian financial turmoil on us could be in the range of $100 million to $105 million.

    At December 31, 1998, we had a $215 million unallocated allowance in our allowance for credit losses. The following factors were reflected in management's estimate of the unallocated allowance:

    - the approximately $49 million to $61 million margin for model and estimation risk prescribed by our credit policy,

    - the effects of the decline in oil prices on borrowers in the oil and gas industry, which could be in the range of $14 million to $22 million,

    - the effects of abnormal weather conditions and export market conditions on agricultural borrowers, which could be in the range of $11 million to $16 million,

    - the effects of export market conditions and cyclical overcapacity on borrowers in the technology industry, which could be in the range of $18 million to $27 million,

    - the continued effects of the global financial turmoil on borrowers in Asia/Pacific countries, which could be in the range of $55 million to $80 million, and

    - the continued effects of the global financial turmoil on borrowers in Latin American countries, which could be in the range of $10 million to $15 million.

    There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the range set forth above. See paragraph on forward-looking statements on page F-2.

    Despite the foregoing factors, management reduced the size of the provision in each of the quarters of 1998 based upon certain mitigating factors, including the continued decline in the level of nonperforming loans, the lower levels of net chargeoffs, the sale of the credit card portfolio in the second quarter of 1998, the real estate note sales and the results of our efforts to limit our exposure and counterparty risk in Asia.

CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

    The following table sets forth a reconciliation of changes in our allowance for credit losses.

                                                                               YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------------
(DOLLARS IN THOUSANDS)                                           1994        1995        1996        1997        1998
------------------------------------------------------------  ----------  ----------  ----------  ----------  ----------
Balance, beginning of period................................  $  692,584  $  563,142  $  555,149  $  523,946  $  451,692
Loans charged off:
  Commercial, financial and industrial......................     105,774      47,524      42,134      58,664      38,219
  Construction..............................................      32,151       9,401       3,249         120           3
  Mortgage..................................................     100,613      29,330      13,483       5,058       6,547
  Consumer..................................................      31,806      44,627      56,361      55,336      29,312
  Lease financing...........................................       2,940       2,422       2,623       3,601       2,709
  Foreign(1)................................................         533         295       1,250      --          --
                                                              ----------  ----------  ----------  ----------  ----------
    Total loans charged off.................................     273,817     133,599     119,100     122,779      76,790
Recoveries of loans previously charged off:
  Commercial, financial and industrial......................      39,177      39,178      22,341      23,371      23,762
  Construction..............................................       5,868       3,195         132       9,054           3
  Mortgage..................................................      16,228      18,500      12,277       3,292       2,857
  Consumer..................................................       8,915      10,924      12,906      14,946      14,021
  Lease financing...........................................         435         311         368         351         501
  Foreign(1)................................................         627         295      --          --          --
                                                              ----------  ----------  ----------  ----------  ----------
    Total recoveries of loans previously charged off........      71,250      72,403      48,024      51,014      41,144
                                                              ----------  ----------  ----------  ----------  ----------
      Net loans charged off.................................     202,567      61,196      71,076      71,765      35,646
Provision for credit losses.................................      73,000      53,250      40,000      --          45,000
Transfer of reserve for trading account assets..............      --          --          --          --          (1,911)
Foreign translation adjustment and other net additions
  (deductions)..............................................         125         (47)       (127)       (489)        193
                                                              ----------  ----------  ----------  ----------  ----------
Balance, end of period......................................  $  563,142  $  555,149  $  523,946  $  451,692  $  459,328
                                                              ----------  ----------  ----------  ----------  ----------
                                                              ----------  ----------  ----------  ----------  ----------
Allowance for credit losses to total loans..................        3.12%       2.72%       2.49%       1.99%       1.89%
Provision for credit losses to net loans charged off........       36.04       87.02       56.28          nm      126.24
Recoveries of loans to loans charged off in the previous
  year......................................................       22.05       26.44       35.95       42.83       33.51
Net loans charged off to average loans outstanding..........        1.15        0.32        0.34        0.33        0.15

------------------------

(1)  Foreign loans are those loans originated in foreign branches.

nm = not meaningful

    Loans charged off in 1997 increased by $4 million over 1996, primarily due to a $17 million increase in commercial, financial and industrial loans charged off, partially offset by an $8 million decrease in mortgage loans charged off. Loans charged off in 1998 decreased by $46 million, primarily due to a $20 million decrease in commercial, financial and industrial loans charged off as portfolio quality improved, and a $26 million decrease in consumer loans charged off, primarily due to the sale of the credit card portfolio in the second quarter of 1998. Chargeoffs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses. Recoveries of loans previously charged off in 1997 increased by $3 million over 1996, and the percentage of current year recoveries to loans charged off in the previous year increased from 35.95 percent in 1996 to 42.83 percent in 1997. Recoveries of loans previously charged off in 1998 decreased by $10 million from 1997, and the percentage of current year recoveries to loans charged off in the previous year decreased from 42.83 percent in 1997 to 33.51 percent in 1998. At December 31, 1998, the allowance for credit losses exceeded the net loans charged off during 1998, reflecting management's belief, based on the foregoing analysis, that there were additional losses inherent in the portfolio.

    At December 31, 1996, our average annual net chargeoffs for the past five years were $166 million, compared with $131 million at December 31, 1997 and $88 million at December 31, 1998. These net chargeoffs represent 3.1 years, 3.4 years and 5.2 years of losses based on the level of the allowance for credit losses at December 31, 1996, 1997 and 1998, respectively. Historical net chargeoffs are not necessarily indicative of the amount of net chargeoffs that we will realize in the future.

NONPERFORMING ASSETS

    Nonperforming assets consist of nonaccrual loans, renegotiated loans, and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements.

    Renegotiated loans are those accruing loans for which, for reasons related to the borrower's financial difficulties, we have amended the terms of the original loan agreement and the borrower is performing according to the renegotiated terms.

    Foreclosed assets include property where we acquired title through foreclosure or "deed in lieu" of foreclosure. On an ongoing basis, foreclosed asset values are reviewed and any decline in value is recognized as noninterest expense in the current period.

    The following table sets forth an analysis of nonperforming assets.

                                                                                     DECEMBER 31,
                                                              ----------------------------------------------------------
(DOLLARS IN THOUSANDS)                                           1994        1995        1996        1997        1998
------------------------------------------------------------  ----------  ----------  ----------  ----------  ----------
Commercial, financial and industrial........................  $  106,447  $   84,336  $   56,864  $   46,392  $   60,703
Construction................................................      73,643      40,026       7,349       4,071       4,359
Mortgage:
  Residential...............................................      17,020      19,220      11,214         954      --
  Commercial................................................     145,207      63,836      52,593      57,921       8,254
                                                              ----------  ----------  ----------  ----------  ----------
    Total mortgage..........................................     162,227      83,056      63,807      58,875       8,254
Other.......................................................       7,285         849         247      --           5,134
                                                              ----------  ----------  ----------  ----------  ----------
    Total nonaccrual loans..................................     349,602     208,267     128,267     109,338      78,450
Renegotiated loans..........................................      14,843       1,612      --          --          --
Foreclosed assets...........................................      56,782      36,992      28,517      20,471      11,400
                                                              ----------  ----------  ----------  ----------  ----------
    Total nonperforming assets..............................     421,227     246,871     156,784     129,809      89,850
                                                              ----------  ----------  ----------  ----------  ----------
                                                              ----------  ----------  ----------  ----------  ----------
Allowance for credit losses.................................  $  563,142  $  555,149  $  523,946  $  451,692  $  459,328
                                                              ----------  ----------  ----------  ----------  ----------
                                                              ----------  ----------  ----------  ----------  ----------
Nonaccrual and renegotiated loans to total loans............        2.02%       1.03%       0.61%       0.48%       0.32%
Allowance for credit losses to nonaccrual loans.............      161.08      266.56      408.48      413.12      585.50
Nonperforming assets to total loans and foreclosed assets...        2.32        1.21        0.74        0.57        0.37
Nonperforming assets to total assets........................        1.71        0.90        0.54        0.42        0.28

    The following table sets forth an analysis of loans contractually past due 90 days or more as to interest or principal, but not included in nonaccrual loans above.

                                                                                 DECEMBER 31,
                                                             -----------------------------------------------------
(DOLLARS IN THOUSANDS)                                         1994       1995       1996       1997       1998
-----------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Commercial, financial and industrial.......................  $   3,690  $   3,752  $   4,527  $     450  $     913
Construction...............................................      5,735      1,063     --         --         --
Mortgage:
  Residential..............................................      2,123      8,479      8,969     10,170      9,338
  Commercial...............................................     --          3,592        168      1,660     13,955
                                                             ---------  ---------  ---------  ---------  ---------
    Total mortgage.........................................      2,123     12,071      9,137     11,830     23,293
Consumer and other.........................................      8,573      8,854     10,028      7,712      7,292
                                                             ---------  ---------  ---------  ---------  ---------
  Total loans 90 days or more past due and still
    accruing...............................................  $  20,121  $  25,740  $  23,692  $  19,992  $  31,498
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

    At December 31, 1998, nonperforming loans totaled $90 million, a decrease of $40 million, or 31 percent, from year-end 1997. The decrease was primarily the result of reductions of $50 million in nonaccrual commercial mortgage loans, due to third quarter 1998 note sales totaling $30 million, repayments and restorations to accrual status, and $9 million in foreclosed assets, due to sales of individual assets, partially offset by a $14 million increase in nonaccrual commercial, financial and industrial loans, due to the placement on nonaccrual status of a few large loans made to upper-middle market and large businesses. The decline in nonaccrual loans was reflected in an improvement in the overall risk grades of the portfolio, which contributed to a reduction in the formula allowance.

    Nonaccrual and renegotiated loans as a percentage of total loans were 0.48 percent at December 31, 1997 compared with 0.32 percent at December 31, 1998. Nonperforming assets as a percentage of total loans and foreclosed assets improved to 0.37 percent at year-end 1998 from 0.57 percent at December 31, 1997. At December 31, 1998, approximately 77 percent of nonaccrual loans were related to commercial, financial and industrial.

    Total loans 90 days or more past due and still accruing were $20 million at December 31, 1997 compared with $31 million at December 31, 1998.

INTEREST FOREGONE

    Interest foregone during 1997 and 1998 for loans that were on nonaccrual status at December 31, 1997 and 1998 was $6 million and $4 million, respectively. We recognized interest income of $3 million during 1997 for loans that were on nonaccrual status at December 31, 1997. We recognized no interest income during 1998 for loans that were on nonaccrual status at December 31, 1998.

SECURITIES

    The following tables summarize the composition of the securities portfolio and the gross unrealized gains and losses within the portfolio.

SECURITIES AVAILABLE FOR SALE

                                                                             DECEMBER 31,
                                                    ---------------------------------------------------------------
                                                                                        1997
                                                       1996      --------------------------------------------------
                                                    -----------                 GROSS        GROSS
                                                       FAIR       AMORTIZED   UNREALIZED   UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)                                 VALUE        COST        GAINS        LOSSES        VALUE
------------------------------                      -----------  -----------  ----------   ----------   -----------
U.S. Treasury.....................................  $ 1,141,052  $   987,374   $10,793       $  170     $   997,997
Other U.S. government.............................      691,931      709,536     6,005           67         715,474
Mortgage-backed securities........................      193,657      679,692     3,331          265         682,758
State and municipal...............................      114,755       90,937    13,236        --            104,173
Corporate debt securities.........................      --             2,698       311            1           3,008
Equity securities.................................       21,594       28,881     1,596          672          29,805
Foreign securities................................        1,208        5,132        39        --              5,171
                                                    -----------  -----------  ----------   ----------   -----------
  Total securities available for sale.............  $ 2,164,197  $ 2,504,250   $35,311       $1,175     $ 2,538,386
                                                    -----------  -----------  ----------   ----------   -----------
                                                    -----------  -----------  ----------   ----------   -----------


                                                                           1998
                                                    --------------------------------------------------
                                                                   GROSS        GROSS
                                                     AMORTIZED   UNREALIZED   UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)                                 COST        GAINS        LOSSES        VALUE
------------------------------                      -----------  ----------   ----------   -----------
U.S. Treasury.....................................  $   753,991   $16,341       $--        $   770,332
Other U.S. government.............................      856,463    12,364        --            868,827
Mortgage-backed securities........................    1,875,141     9,271        2,634       1,881,778
State and municipal...............................       72,777    11,469        --             84,246
Corporate debt securities.........................        8,069     --           --              8,069
Equity securities.................................       18,149       252        --             18,401
Foreign securities................................        6,799       121           41           6,879
                                                    -----------  ----------   ----------   -----------
  Total securities available for sale.............  $ 3,591,389   $49,818       $2,675     $ 3,638,532
                                                    -----------  ----------   ----------   -----------
                                                    -----------  ----------   ----------   -----------

SECURITIES HELD TO MATURITY

                                                                           DECEMBER 31,
                                                    ----------------------------------------------------------
                                                                                     1997
                                                      1996      ----------------------------------------------
                                                    ---------                 GROSS        GROSS
                                                    AMORTIZED   AMORTIZED   UNREALIZED   UNREALIZED     FAIR
(DOLLARS IN THOUSANDS)                                COST        COST        GAINS        LOSSES      VALUE
--------------------------------------------------  ---------   ---------   ----------   ----------   --------
U.S. Treasury.....................................  $ 50,109    $ 40,092      $1,333       $--        $ 41,425
Other U.S. government.............................   139,188      99,520       2,568        --         102,088
Mortgage-backed securities........................    41,985      24,477       1,745           14       26,208
State and municipal...............................    36,914      24,686          75        1,367       23,394
                                                    ---------   ---------   ----------   ----------   --------
  Total securities held to maturity...............  $268,196    $188,775      $5,721       $1,381     $193,115
                                                    ---------   ---------   ----------   ----------   --------
                                                    ---------   ---------   ----------   ----------   --------


                                                                         1998
                                                    ----------------------------------------------
                                                                  GROSS        GROSS
                                                    AMORTIZED   UNREALIZED   UNREALIZED     FAIR
(DOLLARS IN THOUSANDS)                                COST        GAINS        LOSSES      VALUE
--------------------------------------------------  ---------   ----------   ----------   --------
U.S. Treasury.....................................  $ 40,047      $1,050       -$-        $ 41,097
Other U.S. government.............................    89,783       1,392       --           91,175
Mortgage-backed securities........................    15,247       1,178       --           16,425
State and municipal...............................    15,436           4         893        14,547
                                                    ---------   ----------     -----      --------
  Total securities held to maturity...............  $160,513      $3,624        $893      $163,244
                                                    ---------   ----------     -----      --------
                                                    ---------   ----------     -----      --------

    Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality and liquidity. At December 31, 1998, approximately 99 percent of total securities were investment grade.

ANALYSIS OF SECURITIES PORTFOLIO

    The following tables show the remaining contractual maturities and expected yields of the securities portfolio at December 31, 1998.

SECURITIES AVAILABLE FOR SALE

                                                                            MATURITY
                                     ---------------------------------------------------------------------------------------
                                                              OVER ONE YEAR        OVER FIVE YEARS
                                          ONE YEAR               THROUGH               THROUGH                 OVER
                                          OR LESS              FIVE YEARS             TEN YEARS              TEN YEARS
                                     ------------------   ---------------------   ------------------   ---------------------
(DOLLARS IN THOUSANDS)                AMOUNT   YIELD(4)     AMOUNT     YIELD(4)    AMOUNT   YIELD(4)     AMOUNT     YIELD(4)
-----------------------------------  --------  --------   -----------  --------   --------  --------   -----------  --------
U.S. Treasury......................  $328,946    6.24%    $   425,045    6.47%    $  --       --  %    $   --         --  %
Other U.S. government..............   315,010    6.25         491,453    6.19       50,000    5.50         --         --
Mortgage-backed securities(1)......     1,287    6.23          99,193    6.36      269,879    6.24       1,504,782    6.05
State and municipal(2).............    12,085    9.10          15,209   10.13       15,052   10.86          30,431   11.40
Corporate debt securities..........     --       --             1,189   17.37        6,880   15.32         --         --
Equity securities(3)...............     --       --           --         --          --       --           --         --
Foreign securities.................     --       --             5,106    0.21        1,693    6.04         --         --
                                     --------             -----------             --------             -----------
  Total securities available for
    sale...........................  $657,328    6.30%    $ 1,037,195    6.36%    $343,504    6.52%    $ 1,535,213    6.16%
                                     --------             -----------             --------             -----------
                                     --------             -----------             --------             -----------


                                             TOTAL
                                        AMORTIZED COST
                                     ---------------------
(DOLLARS IN THOUSANDS)                 AMOUNT     YIELD(4)
-----------------------------------  -----------  --------
U.S. Treasury......................  $   753,991    6.37%
Other U.S. government..............      856,463    6.17
Mortgage-backed securities(1)......    1,875,141    6.09
State and municipal(2).............       72,777   10.64
Corporate debt securities..........        8,069   15.62
Equity securities(3)...............       18,149    --
Foreign securities.................        6,799    1.66
                                     -----------
  Total securities available for
    sale...........................  $ 3,591,389    6.28%
                                     -----------
                                     -----------

SECURITIES HELD TO MATURITY

                                                                       MATURITY
                                     -----------------------------------------------------------------------------
                                                            OVER ONE YEAR     OVER FIVE YEARS
                                          ONE YEAR             THROUGH            THROUGH              OVER
                                          OR LESS            FIVE YEARS          TEN YEARS           TEN YEARS
                                     ------------------   -----------------   ----------------   -----------------
(DOLLARS IN THOUSANDS)                AMOUNT   YIELD(4)   AMOUNT   YIELD(4)   AMOUNT  YIELD(4)   AMOUNT   YIELD(4)
-----------------------------------  --------  --------   -------  --------   ------  --------   -------  --------
U.S. Treasury......................  $ 40,047    7.56%    $ --       --  %    $--       --  %    $ --       --  %
Other U.S. government..............    69,782    7.74     20,001     7.68      --       --         --       --
Mortgage-backed securities(1)......     --       --        1,162     9.08     5,759     9.00      8,326     9.05
State and municipal(2).............     --       --          930     7.31     2,990     5.71     11,516     5.76
                                     --------             -------             ------             -------
  Total securities held to
    maturity.......................  $109,829    7.67%    $22,093    7.74%    $8,749    7.88%    $19,842    7.14%
                                     --------             -------             ------             -------
                                     --------             -------             ------             -------


                                           TOTAL
                                       AMORTIZED COST
                                     ------------------
(DOLLARS IN THOUSANDS)                AMOUNT   YIELD(4)
-----------------------------------  --------  --------
U.S. Treasury......................  $ 40,047    7.56%
Other U.S. government..............    89,783    7.73
Mortgage-backed securities(1)......    15,247    9.03
State and municipal(2).............    15,436    5.84
                                     --------
  Total securities held to
    maturity.......................  $160,513    7.63%
                                     --------
                                     --------

------------------------------

(1) The remaining contractual maturities of mortgage-backed securities were allocated assuming no prepayments. The contractual maturity of these securities is not a reliable indicator of their expected life because borrowers have the right to repay their obligations at any time.

(2) Yields on tax-exempt municipal securities are presented on a taxable-equivalent basis using the current federal statutory rate of 35 percent.

(3) Equity securities do not have a stated maturity and are included in the total column only.

(4)  Yields are based on amortized cost.

LOAN MATURITIES

    The following table presents our loans by maturity.

                                                                            DECEMBER 31, 1998
                                                         --------------------------------------------------------
                                                                            OVER
                                                                          ONE YEAR
                                                           ONE YEAR       THROUGH         OVER
(DOLLARS IN THOUSANDS)                                      OR LESS      FIVE YEARS    FIVE YEARS       TOTAL
-------------------------------------------------------  -------------  ------------  ------------  -------------
Domestic:
  Commercial, financial and industrial.................  $   5,924,641  $  5,790,572  $  1,404,321  $  13,119,534
  Construction.........................................        255,840       178,424         5,542        439,806
  Mortgage:
    Residential........................................         60,126       261,155     2,306,387      2,627,668
    Commercial.........................................        644,536     1,395,649       935,299      2,975,484
                                                         -------------  ------------  ------------  -------------
      Total mortgage...................................        704,662     1,656,804     3,241,686      5,603,152
  Consumer:
    Installment........................................        509,602     1,040,794       434,545      1,984,941
    Home equity........................................        106,964       415,048       296,187        818,199
                                                         -------------  ------------  ------------  -------------
      Total consumer...................................        616,566     1,455,842       730,732      2,803,140
  Lease financing......................................        383,105       649,043       --           1,032,148
                                                         -------------  ------------  ------------  -------------
      Total loans in domestic offices..................      7,884,814     9,730,685     5,382,281     22,997,780
Loans originated in foreign branches...................      1,229,554        67,264         1,513      1,298,331
                                                         -------------  ------------  ------------  -------------
      Total loans......................................  $   9,114,368  $  9,797,949  $  5,383,794  $  24,296,111
                                                         -------------  ------------  ------------
                                                         -------------  ------------  ------------
        Allowance for credit losses....................                                                   459,328
                                                                                                    -------------
      Loans, net.......................................                                             $  23,836,783
                                                                                                    -------------
                                                                                                    -------------
Total fixed rate loans due after one year..............                                             $   5,060,580
Total variable rate loans due after one year...........                                                10,121,163
                                                                                                    -------------
      Total loans due after one year...................                                             $  15,181,743
                                                                                                    -------------
                                                                                                    -------------

CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

    The following table presents domestic certificates of deposit of $100,000 and over by maturity.

                                                                                                      DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                                                    1998
----------------------------------------------------------------------------------------------------  ------------
Three months or less................................................................................   $2,543,176
Over three months through six months................................................................      961,179
Over six months through twelve months...............................................................      211,750
Over twelve months..................................................................................      109,603
                                                                                                      ------------
  Total domestic certificates of deposit of $100,000 and over.......................................   $3,825,708
                                                                                                      ------------
                                                                                                      ------------

    We offer certificates of deposit of $100,000 and over at market rates of interest. Many of these certificates are issued to customers, both public and private, who have done business with us for an extended period. We expect that as these deposits come due, the majority will continue to be renewed at market rates of interest.

    Substantially all of our deposits in foreign branches are certificates of deposit of $100,000 and over and mature in less than one year.

BORROWED FUNDS

    The following table presents information on our borrowed funds.

                                                                                        DECEMBER 31,
                                                                          ----------------------------------------
(DOLLARS IN THOUSANDS)                                                        1996          1997          1998
------------------------------------------------------------------------  ------------  ------------  ------------
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 5.09%, 5.38% and 4.88% at
  December 31, 1996, 1997 and 1998, respectively........................  $  1,322,654  $  1,335,884  $  1,307,744
Commercial paper, with weighted average interest rates of 5.34%, 5.64%
  and 5.01% at December 31, 1996, 1997 and 1998, respectively...........     1,495,463       966,575     1,444,745
Other borrowed funds, with weighted average interest rates of 5.66%,
  6.23% and 5.35% at December 31, 1996, 1997 and 1998, respectively            749,422       476,010       331,165
                                                                          ------------  ------------  ------------
  Total borrowed funds..................................................  $  3,567,539  $  2,778,469  $  3,083,654
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Federal funds purchased and securities sold under repurchase agreements:
  Maximum outstanding at any month end..................................  $  1,322,654  $  1,575,930  $  2,058,610
  Average balance during the year.......................................       933,433     1,097,707     1,604,675
  Weighted average interest rate during the year........................          5.05%         5.33%         5.26%

Commercial paper:
  Maximum outstanding at any month end..................................  $  1,854,576  $  1,876,135  $  1,918,700
  Average balance during the year.......................................     1,620,087     1,637,070     1,631,216
  Weighted average interest rate during the year........................          5.40%         5.49%         5.42%

Other borrowed funds:
  Maximum outstanding at any month end..................................  $  1,697,236  $    851,694  $    438,151
  Average balance during the year.......................................     1,119,051       635,900       328,872
  Weighted average interest rate during the year........................          5.59%         5.42%         5.68%

CAPITAL ADEQUACY AND DIVIDENDS

    Our principal capital objectives are to support future growth, to protect depositors, to absorb any unanticipated losses and to comply with various regulatory requirements. Management believes that we have retained our capital at a level that supports our risk structure, as well as providing for anticipated growth of current business activities and strategic expansion.

    Total shareholders' equity was $3.1 billion at December 31, 1998, an increase of $379 million from year-end 1997. This change was primarily a result of $466 million of net income for 1998, offset by dividends on common stock of $107 million.

    We offer a dividend reinvestment plan that allows shareholders to reinvest dividends in our common stock at 5 percent below the market price. During 1998, The Bank of Tokyo-Mitsubishi, Ltd. did not participate in the plan.

    Capital adequacy depends on a variety of factors including asset quality and risk profile, liquidity, earnings stability, competitive and economic conditions, and management. We believe that the current level of profitability, coupled with a prudent dividend policy, is adequate to support normal growth in operations while meeting regulatory capital guidelines.

    The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.

                                                                   DECEMBER 31,                                      MINIMUM
                                     -------------------------------------------------------------------------     REGULATORY
(DOLLARS IN THOUSANDS)                   1994           1995           1996           1997           1998          REQUIREMENT
-----------------------------------  -------------  -------------  -------------  -------------  -------------  -----------------
CAPITAL COMPONENTS
Tier 1 capital.....................  $   2,070,554  $   2,355,057  $   2,395,580  $   2,587,071  $   2,965,865
Tier 2 capital.....................        626,903        591,266        551,074        601,102        604,938
                                     -------------  -------------  -------------  -------------  -------------
Total risk-based capital...........  $   2,697,457  $   2,946,323  $   2,946,654  $   3,188,173  $   3,570,803
                                     -------------  -------------  -------------  -------------  -------------
                                     -------------  -------------  -------------  -------------  -------------
Risk-weighted assets...............  $  22,419,516  $  25,179,489  $  26,390,288  $  28,862,340  $  30,753,030
                                     -------------  -------------  -------------  -------------  -------------
                                     -------------  -------------  -------------  -------------  -------------
Quarterly average assets...........  $  23,868,729  $  27,073,158  $  28,496,355  $  30,334,507  $  31,627,022
                                     -------------  -------------  -------------  -------------  -------------
                                     -------------  -------------  -------------  -------------  -------------
CAPITAL RATIOS
Total risk-based capital...........          12.03%         11.70%         11.17%         11.05%         11.61%           8.0%
Tier 1 risk-based capital..........           9.24           9.35           9.08           8.96           9.64            4.0
Leverage ratio(1)..................           8.67           8.70           8.41           8.53           9.38            4.0

------------------------------

(1) Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

    We and Union Bank of California, N.A. are subject to various regulations issued by federal banking agencies, including minimum capital requirements. We and Union Bank of California, N.A. are required to maintain minimum ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the leverage ratio).

    Compared with December 31, 1997, our Tier 1 risk-based capital ratio at December 31, 1998 increased 68 basis points to 9.64 percent, our total risk-based capital ratio increased 56 basis points to 11.61 percent, and our leverage ratio increased 85 basis points to 9.38 percent. The increase in our capital ratios was primarily attributable to retained earnings growing faster than both risk-weighted assets and average assets, partly offset by the reduction of $50 million in subordinated capital notes.

    As of December 31, 1998, management believed the capital ratios of Union Bank of California, N.A. met all regulatory minimums of a "well-capitalized" institution.

COMPARISON OF 1996 TO 1997

    Net income in 1996 was $249 million, compared to $411 million in 1997. Net income applicable to common stock was $238 million, or $1.36 per diluted common share, in 1996, compared with $404 million, or $2.30 per diluted common share, in 1997. This increase in diluted earnings per share of 69 percent over 1996 was due to a 5 percent increase in net interest income, an 11 percent increase in noninterest income, a 8 percent decrease in noninterest expense, a decrease in the effective income tax rate, and a $40 million reduction in the provision for credit losses. Other highlights for 1997 include:

    - Net interest income, on a taxable-equivalent basis, was $1.2 billion in 1997, an increase of $62 million, or 5 percent, over 1996 primarily due to a $1.6 billion, or 6 percent, increase in average earning assets, resulting primarily from a $1.1 billion, or 5 percent, increase in average loans and largely funded by an $851 million, or 13 percent, increase in average demand deposits. Partially offsetting the positive impact of the growth in earning assets and demand deposits on net interest income was a 5 basis point decline in the net interest margin to 4.70 percent. The decline in net interest margin was primarily due to a 14 basis point decrease in the spread between the average yield on average earning assets and the average rate paid on average interest bearing liabilities.

    - A $40 million provision for credit losses was recorded in 1996, compared with no provision for credit losses in 1997, reflecting improvement in the quality of our loan portfolio and a reduction in nonaccrual loans. Nonperforming assets declined $27 million, or 17 percent, from December 31, 1996 to $130 million at December 31, 1997. Nonperforming assets as a percent of total assets declined from 0.54 percent at December 31, 1996 to 0.42 percent at December 31, 1997. Total nonaccrual loans were $128 million at December 31, 1996, compared with $109 million at year-end 1997, resulting in a reduction in the ratio of nonaccrual and renegotiated loans to total loans from 0.61 percent at December 31, 1996 to 0.48 percent at year-end 1997. The allowance for credit losses was $524 million, or 408 percent of total nonaccrual loans, at December 31, 1996, compared with $452 million, or 413 percent of total nonaccrual loans, at December 31, 1997.

    - Noninterest income was $463 million in 1997, an increase of $44 million, or 11 percent, over 1996. Service charges on deposit accounts grew $13 million, or 12 percent, reflecting growth in deposit balances while trust and investment management fees increased $14 million, or 15 percent, on growth in trust accounts and assets under management.

    - Noninterest expense was $1.0 billion in 1997, a decrease of $90 million, or 8 percent, from 1996. This decrease was primarily attributable to a decrease of $111 million in merger and integration expense and a decrease of $18 million in net occupancy expense, reflecting a $12 million charge recorded in 1996 related to former banking facilities, as well as merger efficiencies realized in 1997. These decreases were partially offset by an increase of $14 million, or 3 percent, in personnel-related expense, a significant portion of which was due to severance payments related to realignment of departments and to higher performance-related incentive compensation, and an increase of $16 million, or 26 percent, in other expenses. Excluding the $12 million charge in 1996 and merger and integration expense, noninterest expense increased $33 million over 1996.

    - The effective tax rate for 1996 was 40 percent, compared with 37 percent for 1997. Excluding a $5 million after-tax benefit from the settlement of a unitary tax issue with the FTB, the effective tax rate in 1996 was 41 percent. Excluding the $25 million after-tax refund from the FTB, the effective tax rate in 1997 was 41 percent.

    - The return on average assets for 1997 increased to 1.39 percent, compared to 0.89 percent for 1996. The return on average common equity for 1997 increased to 16.05 percent, compared to 10.24 percent for 1996.

    - Total loans at December 31, 1997 were $22.7 billion, an increase of $1.7 billion, or 8 percent, over year-end 1996, primarily from growth in the commercial, financial and industrial loan portfolio.

    - At December 31, 1997, our Tier 1 risk-based capital ratio was 8.96 percent and our total risk-based capital ratio was 11.05 percent, exceeding the minimum regulatory guidelines for bank holding companies of 4 percent and 8 percent, respectively. The Tier 1 and total risk-based capital ratios for Union Bank of California, N.A. at December 31, 1997 exceeded the regulatory guidelines for "well-capitalized" banks. Our leverage ratio was
      8.53 percent at December 31, 1997, exceeding the minimum regulatory guideline for bank holding companies.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    GENERAL

    Market risk is the risk of loss to future earnings, to fair values, or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits, borrowings, as well as derivative instruments. Our exposure to market risk is a function of our asset and liability management activities, our trading activities for our own account, and our role as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of our earnings and equity to loss and to reduce the volatility inherent in certain financial instruments.

    The management of market risk is governed by policies reviewed and approved annually by our Board of Directors (Board). The Board delegates responsibility for market risk management to the Asset & Liability Management Committee (ALCO), which reports quarterly to the Finance and Capital Committee of the Board on activities related to the management of market risk. As part of the management of our market risk, ALCO may direct changes in the mix of assets and liabilities and the use of derivative instruments such as interest rate swaps, caps and floors. ALCO also reviews and approves market risk-management programs and market risk limits. The ALCO Chairman is responsible for the company-wide management of market risk. The Treasurer is responsible for implementing funding, investment, and hedging strategies designed to manage this risk. On a day-to-day basis, the oversight of market risk management takes place at a centralized level within the Risk Monitoring Unit (RMU). The RMU is responsible for measuring risks to ensure compliance with all market risk limits and guidelines incorporated within the policies and procedures established by ALCO. The RMU reports monthly to ALCO on the effectiveness of our hedging activities, on trading risk exposures, and on compliance with policy limits. In addition, periodic reviews by internal audit, regulators and independent accountants provide further evaluation of controls over the risk management process.

    We have separate and distinct methods for managing the market risk associated with our trading activities and our asset and liability management activities, as described below.

    INTEREST RATE RISK MANAGEMENT (OTHER THAN TRADING)

    We engage in asset and liability management activities with the objective of reducing adverse changes in earnings as a result of changes in interest rates. The management of interest rate risk relates to the timing and magnitude of the repricing of assets compared to liabilities and has, as its objective, the control of risks associated with movements in interest rates.

    The Asset & Liability Management (ALM) Policy approved by the Board requires monthly monitoring of interest rate risk by ALCO. As part of the management of our interest rate risk, ALCO may direct changes in the composition of the balance sheet and the extent to which we utilize off-balance sheet derivative instruments such as interest rate swaps, floors, and caps.

    Our unhedged balance sheet is inherently "asset-sensitive", which means that assets generally reprice more often than liabilities. Since an asset-sensitive balance sheet tends to reduce net interest income when interest rates decline and to increase net interest income when interest rates rise, off-balance sheet hedges and the securities portfolio are used to manage this interest rate risk.

    One method of measuring interest rate risk is by measuring the interest rate sensitivity gap, which is the difference between earning assets and liabilities maturing or repricing within specified periods. The table on page F-40 presents such an analysis, which reflects certain assumptions as to the rate sensitivity of deposits without contractual maturities or repricing dates. These include demand deposits, money market demand accounts, and savings deposits. Additional assumptions such as prepayment estimates for residential mortgages and mortgage-backed securities are made to reflect the probable behavior of those assets. The section of the table on page F-40 entitled "Interest Rate Risk Management Positions" presents the effects of the securities portfolio and of derivatives used for hedging, such as interest rate swaps and floors, in reducing the interest rate sensitivity gap primarily for LIBOR-based loans.

    The table on page F-40 shows that assets that are rate sensitive within one year exceeded liabilities within that same period by $5.0 billion at December 31, 1998. Adjusted for the effects of the securities portfolio and derivatives used for hedging, this cumulative gap was reduced to $3.7 billion. At December 31, 1997, our assets that were rate sensitive within one year exceeded liabilities within that same period by $4.9 billion. Adjusted for the effects of the securities portfolio and derivatives used for hedging, this cumulative gap was reduced to $2.5 billion.

    Gap analysis has significant limitations as a method for measuring interest rate risk since changes in interest rates do not affect all categories of assets and liabilities in the same way. To address these limitations, we use a simulation model to quantify the impact of changing interest rates on net interest income (NII). A frequency distribution of simulated 12-month NII outcomes based on rate scenarios produced through a Monte Carlo rate generation process is prepared monthly to determine statistically the mean NII. The amount of Earnings at Risk (EaR), defined as the potential negative change in NII, is measured at a 97.5 percent confidence level and is managed within the limit established in the Board's ALM Policy at 5 percent of mean NII. The following table summarizes our EaR and EaR as a percentage of NII.

                                                                                                       DECEMBER 31,
                                                                                                   --------------------
(DOLLARS IN MILLIONS)                                                                                1997       1998
-------------------------------------------------------------------------------------------------  ---------  ---------
EaR..............................................................................................  $    23.0  $    25.5
EaR as a percentage of mean NII..................................................................       1.80%      1.97%

    An additional limit established by the Board's ALM Policy is that under single interest rate shock scenarios, up or down 200 basis points, the difference between the lower simulated NII and the mean NII must be no more than 8 percent of the mean NII. The following table sets forth the change in simulated NII for both an upward and downward shock scenario of 200 basis points.

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
(DOLLARS IN MILLIONS)                                                                              1997       1998
-----------------------------------------------------------------------------------------------  ---------  ---------
+200 basis points..............................................................................  $    63.9  $    23.4
as a percentage of mean NII....................................................................       5.00%      1.81%
-200 basis points..............................................................................  $   (51.8) $   (52.2)
as a percentage of mean NII....................................................................       4.05%      4.03%

    TRADING ACTIVITIES

    We enter into trading account activities primarily as a financial intermediary for customers, and, to a lesser extent, for our own account. By acting as a financial intermediary, we are able to provide our customers with access to a wide range of products from the securities, foreign exchange, and derivatives markets. In acting for our own account, we may take positions in some of these instruments with the objective of generating trading profits. These activities expose us to two primary types of market risk: interest rate and foreign currency exchange risk.

    In order to manage interest rate and foreign currency exchange risk associated with our trading activities, we utilize a variety of non-statistical methods including: position limits for each trading activity, daily marking of all positions to market, daily profit and loss statements, position reports, and independent verification of all inventory pricing. Additionally, the RMU reports positions and profits and losses daily to the Treasurer and trading managers and weekly to the ALCO Chairman. ALCO is provided reports on a monthly basis. We believe that these procedures, which stress timely communication between the RMU and senior management, are the most important elements of the risk management process.

    We use a form of Value at Risk (VaR) methodology to measure the overall market risk inherent in our trading account activities. Under this methodology, management statistically calculates, with 97.5 percent confidence, the potential loss in fair value that we might experience if an adverse shift in market prices were to occur within a period of 5 business days. The amount of VaR is managed within limits well below the maximum limit established by Board policy at 0.5 percent of shareholders' equity. The VaR model incorporates a number of key assumptions, including assumed holding period and historical volatility based on 3 years of historical market data updated quarterly. The following table sets forth the average, high and low VaR during the year for our trading activities.

                                                                                                DECEMBER 31,
                                                                          ---------------------------------------------------------
                                                                                        1997                          1998
                                                                          ---------------------------------  ----------------------
                                                                            AVERAGE      HIGH        LOW       AVERAGE      HIGH
(DOLLARS IN THOUSANDS)                                                        VAR         VAR        VAR         VAR         VAR
------------------------------------------------------------------------  -----------  ---------  ---------  -----------  ---------
Foreign exchange........................................................   $      73   $     147  $      32   $     103   $     389
Securities..............................................................         558         717        439         410         873


                                                                             LOW
(DOLLARS IN THOUSANDS)                                                       VAR
------------------------------------------------------------------------  ---------
Foreign exchange........................................................  $      20
Securities..............................................................        222

    Our interest rate derivative contracts include $2.3 billion of derivative contracts entered into as an accommodation for customers. We act as an intermediary and match these contracts at a profit with contracts with The Bank of Tokyo-Mitsubishi, Ltd. or other dealers, thus neutralizing the related market risk. We maintain responsibility for the credit risk associated with these contracts.

LIQUIDITY RISK

    Liquidity risk represents the potential for loss as a result of limitations on our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The ALM Policy approved by the Board requires quarterly reviews of our liquidity by the ALCO, which is composed of bank senior executives. Our liquidity management draws upon the strengths of our extensive retail and commercial market business franchise, coupled with the ability to obtain funds for various terms in a variety of domestic and international money markets. Liquidity is managed through the funding and investment functions of the Global Markets Group.

    Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common shareholders' equity, funded 66 percent of average total assets of $30.5 billion for the year ended December 31, 1998. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper and other borrowings. In 1998, we increased our Commercial Paper program by $100 million.

    Liquidity may also be provided by the sale or maturity of assets. Such assets include interest bearing deposits in banks, federal funds sold and securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $1.1 billion during 1998. Additional liquidity may be provided by investment securities available for sale that amounted to $3.6 billion at December 31, 1998, and by loan maturities. At December 31, 1998, $9.1 billion of loans were scheduled to mature within one year.

    The following table summarizes our interest rate sensitivity based on expected repricings in the time frames indicated for the balance sheet and interest rate derivatives as of December 31, 1998.

                                                                           DECEMBER 31, 1998
                                                       ----------------------------------------------------------
                                                                    AMOUNTS MATURING OR REPRICING IN
                                                       ----------------------------------------------------------
                                                           0-12           >1-5          AFTER 5
(DOLLARS IN THOUSANDS)                                    MONTHS          YEARS          YEARS          TOTAL
-----------------------------------------------------  -------------  -------------  -------------  -------------
ASSETS
Federal funds sold and securities purchased under
  resale agreements..................................  $     333,530  $    --        $    --        $     333,530
Interest bearing deposits in banks...................        209,568       --             --              209,568
Trading account assets...............................        267,718       --             --              267,718
Loans................................................     18,917,483      3,825,925      1,552,703     24,296,111
Other assets(1)(2)...................................        571,793      1,492,820      1,305,731      3,370,344
                                                       -------------  -------------  -------------  -------------
    Total assets (except securities).................  $  20,300,092  $   5,318,745  $   2,858,434  $  28,477,271
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
  Interest bearing checking(1)(3)....................  $     192,599  $   1,348,190  $    --        $   1,540,789
  Money market demand accounts(1)(3).................      1,331,227      2,674,582       --            4,005,809
  Savings(1)(3)......................................        189,998      1,329,985       --            1,519,983
Other time deposits(1)...............................      6,889,618        365,434          6,841      7,261,893
Federal funds purchased and securities sold under
  repurchase agreements..............................      1,307,744       --             --            1,307,744
Other borrowed funds(1)..............................      1,771,306          4,027            577      1,775,910
Subordinated capital notes...........................        298,000       --             --              298,000
Noninterest bearing deposit accounts(4)..............      3,053,825      7,125,580       --           10,179,405
Other liabilities(1)(2)..............................        288,500       --            1,040,039      1,328,539
Shareholders' equity(2)..............................       --             --            3,058,244      3,058,244
                                                       -------------  -------------  -------------  -------------
Total liabilities and shareholders' equity...........  $  15,322,817  $  12,847,798  $   4,105,701  $  32,276,316
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Gap before risk management positions.................  $   4,977,275  $  (7,529,053) $  (1,247,267) $  (3,799,045)
Cumulative gap before risk management positions......  $   4,977,275  $  (2,551,778) $  (3,799,045)
INTEREST RATE RISK MANAGEMENT POSITIONS
  Securities(1)......................................      1,244,866      2,239,073        315,106      3,799,045
  Interest rate swaps................................       (500,000)       500,000       --             --
  Interest rate floors(5)............................     (2,000,000)     2,000,000       --             --
                                                       -------------  -------------  -------------  -------------
Gap adjusted for risk management positions...........  $   3,722,141  $  (2,789,980) $    (932,161) $    --
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Cumulative gap adjusted for risk management
  positions..........................................  $   3,722,141  $     932,161  $    --        $    --
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

------------------------------

(1) Certain balance sheet classifications used for interest rate sensitivity analysis do not conform to the Consolidated Balance Sheets on F-48.

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

YEAR 2000

    The year 2000 problem exists because many computer programs use only the last two digits to refer to a year. This convention could affect date-sensitive calculations that treat "00" as the year 1900, rather than as the year 2000. Another issue is that the year 2000 is a leap year and some programs may not properly provide for February 29, 2000.

    This discussion of the implications of the year 2000 problem for us contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which we plan to complete the internal year 2000 modifications are based on management's best estimates of future events. See details with respect to costs for year 2000 on page F-16. The material assumptions underlying the estimated cost are:

    - the continued availability of internal and external resources,

    - the cost of these resources,

    - the time required to accomplish the tasks, and

    - the cost of needed equipment.

    We cannot guarantee, however, these estimates, and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, failure to modify the systems may have a material adverse effect on us.

    In addition, we place a high degree of reliance on computer systems of third parties, such as customers, vendors, and other financial and governmental institutions. Although we are assessing the readiness of these third parties and preparing contingency plans, the failure of these third parties to modify their systems in advance of December 31, 1999, may have a material adverse effect on us.

    READINESS PREPARATION

    Resolution of the year 2000 problem is among our highest priorities, and we are preparing for the century change with a comprehensive enterprise-wide year 2000 program. We have identified all of the major systems and have sought external and internal resources to renovate and test the systems. We are testing purchased software, internally developed systems and systems supported by external parties as part of the program. We are evaluating customers and vendors that have significant relationships with us to determine whether they are adequately preparing for the year 2000. In addition, we are developing contingency plans to reduce the impact of some potential events that may occur. We cannot guarantee, however, that the systems of vendors or customers with whom we do business will be completed on a timely basis, or that contingency plans will shield operations from failures that may occur.

    Our year 2000 program is comprised of numerous individual projects that address the following broad areas:

    - data processing systems,

    - telecommunications and data networks,

    - building facilities and security systems,

    - vendor risk,

    - customer risk,

    - contingency planning, and

    - communications.

    We have identified over 2,000 individual projects. The projects vary in size, importance and materiality, from large undertakings, such as remediating complicated data systems, to smaller, but still important, projects such as installing compliant computer utility systems or assuring that building equipment will perform properly. The program continues to evolve as we identify new projects to keep up with increased understanding of year 2000 implications and evolving external requirements. Virtually all of the projects currently identified have begun, and approximately two-thirds have been completed.

    We assign projects a priority, indicating the importance of the function to our continuing operation. This prioritization facilitates reporting on projects based on their relative importance. We have prioritized projects as "Critical" and "Non-Critical". Critical projects are further prioritized as "Mission Critical" and "Other Critical".

    "Mission Critical" projects are defined as:

    - systems vital to the continuance of a broad core business activity;

    - functions, the interruption of which for longer than 3 days would threaten our viability; or

    - functions that provide the environment and infrastructure necessary to continue the broad core business activities.

    "Other Critical" projects are defined as:

    - other customer and accounting systems;

    - functions supporting delivery of information and service to customers;

    - administrative systems, the interruption of which for longer than 2 weeks would cause severe business impact; or

    - functions that provide the environment and infrastructure necessary for delivery of the above systems and functions.

    We plan to complete all projects currently identified prior to the year 2000, with special emphasis placed on those prioritized as "Mission Critical" or "Other Critical". Failure to complete an "Other Critical" project would not necessarily have a material adverse effect on us.

    The most important projects are the "Mission Critical" application systems upon which we rely for our principal business functions. We have renovated and tested all of these systems. However, outside servicers operate three of them. The outside servicers have renovated and tested each of these systems, but we still need to validate them.

    The following table presents actual and estimated progress with "Mission Critical" projects.

                    MISSION CRITICAL APPLICATION COMPLETION

                                                                                                        % COMPLETED
                                                                                                      ---------------
Actual:
  June 1998.........................................................................................            10%
  September 1998....................................................................................            38
  December 1998.....................................................................................            90

Estimated:
  March 1999........................................................................................           100%

    We have also achieved substantial progress with systems prioritized as "Other Critical". As of December 31, 1998, 63 percent of these systems were complete. Substantially all are expected to be complete by March 31, 1999.

    In addition to testing individual systems, we have begun integrated contingency testing of our "Mission Critical" and many other systems in a separate computer environment where dates are set forward in order to identify and correct problems that might not otherwise become evident until the actual end of the century.

    We do not significantly rely on "embedded technology" in our critical processes. "Embedded technology", which means microprocessor-controlled devices as opposed to multi-purpose computers, does control some building security and operations, such as power management, ventilation, and building access. All building facilities are presently being evaluated, and we expect all systems using embedded technology to be confirmed as year 2000 ready by June 1999.

    We rely on vendors and customers, and we are addressing year 2000 issues with both groups. We have identified over 300 vendors and have made inquiries about their year 2000 readiness plans and status. Approximately 35 percent of these vendors are rated as critical. We have completed risk assessments on the critical and non-critical vendors, and we are undertaking appropriate measures to minimize risk as much as possible for those vendors that we have assigned a risk rating of medium or high. Among the critical vendors, presently 72 percent are rated as low risk, 19 percent as medium risk, and 9 percent as high risk.

    We plan to have the medium and high risk vendor situations resolved in June 1999. We have, however, no viable alternatives for some suppliers, such as power distribution and local telephone companies. We are still evaluating these companies, and we will use the results as information for system-wide contingency planning. As with all financial institutions, we place a high degree of reliance on the systems of other institutions, including governmental agencies, to settle transactions. We will test principal settlement methods associated with major payment systems as part of their associated system projects.

    We also rely on our customers to make necessary preparations for the year 2000 so that their business operations will not be interrupted, thus threatening their ability to honor their financial commitments. We have identified over 2,500 borrowers, capital market counterparties, funding sources, and large depositors that constitute our customers as having financial volumes sufficiently large to warrant our inquiry and assessment of their year 2000 preparation. The financial volumes included loans and unused commitments, collected deposit balances, automated clearing house transactions, foreign exchange, and derivatives. We have completed inquiries and initial written assessments for 97 percent of the identified financial volumes.

    Our borrowers, the population of customers with loans and unused commitments outstanding, pose the highest level of concern. As of December 31, 1998, our assessment of these borrowers resulted in the following assignments of risk: 79 percent low risk, 18 percent medium risk and 3 percent high risk. We have established individual risk mitigation plans for substantially all of the customers rated as high risk. The risk mitigation plans evaluate whether year 2000 issues will materially affect the customer's cash flow, asset values, and collateral pledged to us. The risk mitigation plans use the normal credit process that we employ to manage credit risk and require the concurrence of a credit administrator.

    We will make ongoing assessments of customers at all levels of risk. Those with low risk will be reassessed semi-annually, while customers with medium and high risk will be reassessed quarterly.

    RISKS

    The principal risks associated with the year 2000 problem can be grouped into three categories:

    - we do not successfully ready our operations for the next century,

    - disruption of our operations due to operational failures of third parties, and

    - business interruption among fund providers and obligors such that expected funding and repayment does not take place.

    The only risk largely under our control is preparing our internal operations for the year 2000. We, like other financial institutions, are heavily dependent on our computer systems. The complexity of these systems and their interdependence make it impractical to convert to alternative systems without interruptions if necessary modifications are not completed on schedule. Management believes we will be able to make the necessary modifications on schedule.

    Failure of third parties may jeopardize our operations, but the seriousness of this risk depends on the nature and duration of the failures. The most serious impact on our operations from vendors would result if basic services such as telecommunications, electric power, and services provided by other financial institutions and governmental agencies were disrupted. Some public disclosure about readiness preparation among basic infrastructure and other suppliers is now available. We are unable, however, to estimate the likelihood of significant disruptions among our basic infrastructure suppliers. In view of the unknown probability of occurrence and impact on operations, we consider the loss of basic infrastructure services to be the most reasonably likely worst case year 2000 scenario.

    Operational failures among our customers could affect their ability to continue to provide funding or meet obligations when due. The information we develop in the customer assessments described earlier allows us to identify those customers that exhibit a risk of not making adequate preparations for the century change. We are taking appropriate actions to manage these risks.

    PROGRAM ASSESSMENT

    The year 2000 program office reports on progress monthly to our Executive Management Committee and quarterly to the Audit and Examination Committee of the Board. The Internal Audit Division and the National Bank Examiners regularly assess our year 2000 preparations and report quarterly to the Audit and Examination Committee.

    CONTINGENCY PLANS

    We are developing year 2000 remediation contingency plans and business resumption contingency plans specific to the year 2000. Remediation contingency plans address the actions we would take if the current approach to remediating a system is falling behind schedule or otherwise appears in jeopardy of failing to deliver a year 2000-ready system when needed. Business resumption contingency plans address the actions that we would take if critical business functions cannot be carried out in the normal manner upon entering the next century due to system or supplier failure.

    Our business resumption contingency planning is following a four-phase process:

    - Organizational Planning Guidelines,

    - Business Impact Analysis,

    - Plan Development, and

    - Validation of Plans

    During the first two phases, which have been completed, we assigned responsibilities, specified scenarios and determined which scenarios were significant for each critical business unit. The second two phases call for the development of plans to meet the significant scenarios and testing the effectiveness of the plans.

    We are developing plans for system-wide or regional failures and for individual critical operating units where necessary. We expect to complete development of plans for the operating units and their validation in June 1999. We expect to complete development of plans to address system-wide or regional failures, and their validation, in September 1999.

    To determine where plans are necessary for individual operating units, we identified the following areas of concern, assigned to each a level of potential risk and a probability of occurrence. The areas of concern are:

    - telecommunications or data network outage,

    - enterprise information systems failure,

    - operational disruptions,

    - vendor or service provider failure,

    - staff unavailability,

    - utility or facility failure, and

    - personal computer or local area network failure.

    We rated the level of potential risk as high, moderate or low, and we rated the probability of occurrence as high, moderate or low. Critical operating units with a low or moderate level of potential risk and a low probability of occurrence do not require a contingency plan for the area of concern. For any other combination, the development of a contingency plan is required.

    OTHER RELATED DISCLOSURES

    HighMark Capital Management, Inc. is a registered investment advisor and Union Bank of California Investment Services, Inc. is a broker-dealer. Each of these subsidiaries makes publicly available separate year 2000 reports. You can find additional year 2000 information in those reports.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Consolidated Statements of Income for the Years Ended December 31, 1996, 1997 and 1998.....................       F-47

Consolidated Balance Sheets as of December 31, 1997 and 1998...............................................       F-48

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1996, 1997 and
  1998.....................................................................................................       F-49

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998.................       F-50

Notes to Consolidated Financial Statements.................................................................       F-51

Management Statement.......................................................................................       F-93

Independent Auditors' Report...............................................................................       F-94

                    UNIONBANCAL CORPORATION AND SUBSIDIARES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                  ----------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                        1996        1997        1998
--------------------------------------------------------------------------------  ----------  ----------  ----------
INTEREST INCOME
Loans...........................................................................  $1,687,977  $1,763,277  $1,826,096
Securities......................................................................     143,412     167,440     200,337
Interest bearing deposits in banks..............................................      52,709      56,748      17,080
Federal funds sold and securities purchased under resale agreements.............      30,246      26,079      16,056
Trading account assets..........................................................      12,960      19,917      25,610
                                                                                  ----------  ----------  ----------
  Total interest income.........................................................   1,927,304   2,033,461   2,085,179
                                                                                  ----------  ----------  ----------
INTEREST EXPENSE
Domestic deposits...............................................................     460,130     520,583     468,907
Foreign deposits................................................................      71,437      75,398      86,221
Federal funds purchased and securities sold under repurchase agreements.........      47,095      58,544      84,440
Commercial paper................................................................      87,411      89,912      88,358
Subordinated capital notes......................................................      30,104      22,850      20,347
Other borrowed funds............................................................      62,549      34,492      18,683
                                                                                  ----------  ----------  ----------
  Total interest expense........................................................     758,726     801,779     766,956
                                                                                  ----------  ----------  ----------
NET INTEREST INCOME.............................................................   1,168,578   1,231,682   1,318,223
Provision for credit losses.....................................................      40,000      --          45,000
                                                                                  ----------  ----------  ----------
  Net interest income after provision for credit losses.........................   1,128,578   1,231,682   1,273,223
                                                                                  ----------  ----------  ----------
NONINTEREST INCOME
Service charges on deposit accounts.............................................     101,975     114,647     138,847
Trust and investment management fees............................................      93,479     107,527     121,226
International commissions and fees..............................................      66,108      66,122      72,036
Merchant transaction processing fees............................................      49,778      57,128      56,929
Merchant banking fees...........................................................      23,929      24,924      31,402
Securities gains, net...........................................................       4,502       2,711       5,686
Other...........................................................................      78,905      89,942     107,405
                                                                                  ----------  ----------  ----------
  Total noninterest income......................................................     418,676     463,001     533,531
                                                                                  ----------  ----------  ----------
NONINTEREST EXPENSE
Salaries and employee benefits..................................................     557,247     571,644     617,564
Net occupancy...................................................................     103,335      85,630      90,917
Equipment.......................................................................      55,942      56,137      56,252
Foreclosed asset expense (income)...............................................       2,889      (1,268)     (2,821)
Merger and integration..........................................................     117,464       6,037      --
Other...........................................................................     298,027     326,485     373,306
                                                                                  ----------  ----------  ----------
  Total noninterest expense.....................................................   1,134,904   1,044,665   1,135,218
                                                                                  ----------  ----------  ----------
Income before income taxes......................................................     412,350     650,018     671,536
Income tax expense..............................................................     162,892     238,722     205,075
                                                                                  ----------  ----------  ----------
NET INCOME......................................................................  $  249,458  $  411,296  $  466,461
                                                                                  ----------  ----------  ----------
                                                                                  ----------  ----------  ----------
NET INCOME APPLICABLE TO COMMON STOCK...........................................  $  238,152  $  403,696  $  466,461
                                                                                  ----------  ----------  ----------
                                                                                  ----------  ----------  ----------
NET INCOME PER COMMON SHARE--BASIC..............................................  $     1.37  $     2.31  $     2.66
                                                                                  ----------  ----------  ----------
                                                                                  ----------  ----------  ----------
NET INCOME PER COMMON SHARE--DILUTED............................................  $     1.36  $     2.30  $     2.65
                                                                                  ----------  ----------  ----------
                                                                                  ----------  ----------  ----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC...............................     174,391     174,683     175,127
                                                                                  ----------  ----------  ----------
                                                                                  ----------  ----------  ----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED.............................     174,784     175,189     175,737
                                                                                  ----------  ----------  ----------
                                                                                  ----------  ----------  ----------

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                                1997           1998
-----------------------------------------------------------------------------------  -------------  -------------
ASSETS
Cash and due from banks............................................................  $   2,541,699  $   2,135,380
Interest bearing deposits in banks.................................................        633,421        209,568
Federal funds sold and securities purchased under resale agreements................         24,335        333,530
                                                                                     -------------  -------------
    Total cash and cash equivalents................................................      3,199,455      2,678,478
Trading account assets.............................................................        394,313        267,718
Securities available for sale......................................................      2,538,386      3,638,532
Securities held to maturity (market value: 1997, $193,115; 1998, $163,244).........        188,775        160,513
Loans (net of allowance for credit losses: 1997, $451,692; 1998, $459,328).........     22,289,716     23,836,783
Due from customers on acceptances..................................................        773,339        489,480
Premises and equipment, net........................................................        406,299        421,091
Other assets.......................................................................        794,982        783,721
                                                                                     -------------  -------------
    Total assets...................................................................  $  30,585,265  $  32,276,316
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES
Domestic deposits:
  Noninterest bearing..............................................................  $   8,574,515  $   9,919,316
  Interest bearing.................................................................     12,666,458     12,609,565
Foreign deposits:
  Noninterest bearing..............................................................        275,029        260,089
  Interest bearing.................................................................      1,780,372      1,718,909
                                                                                     -------------  -------------
    Total deposits.................................................................     23,296,374     24,507,879
Federal funds purchased and securities sold under repurchase agreements............      1,335,884      1,307,744
Commercial paper...................................................................        966,575      1,444,745
Other borrowed funds...............................................................        476,010        331,165
Acceptances outstanding............................................................        773,339        489,480
Other liabilities..................................................................        709,784        839,059
Subordinated capital notes.........................................................        348,000        298,000
                                                                                     -------------  -------------
    Total liabilities..............................................................     27,905,966     29,218,072
                                                                                     -------------  -------------
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock:
  Authorized 5,000,000 shares, no shares issued or outstanding at December 31, 1997
    or 1998........................................................................       --             --
Common stock--no stated value:
  Authorized 300,000,000 shares, issued 174,917,674 shares in 1997 and 175,259,919
    shares in 1998.................................................................      1,714,209      1,725,619
Retained earnings..................................................................        957,662      1,314,915
Accumulated other comprehensive income.............................................          7,428         17,710
                                                                                     -------------  -------------
    Total shareholders' equity.....................................................      2,679,299      3,058,244
                                                                                     -------------  -------------
    Total liabilities and shareholders' equity.....................................  $  30,585,265  $  32,276,316
                                                                                     -------------  -------------
                                                                                     -------------  -------------

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                             YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                           1996                  1997                  1998
-------------------------------------------------------  --------------------  --------------------  --------------------
PREFERRED STOCK
Balance, beginning of year.............................  $  135,000            $  135,000            $   --
Redemption of preferred stock..........................      --                  (135,000)               --
                                                         ----------            ----------            ----------
  Balance, end of year.................................  $  135,000            $   --                $   --
                                                         ----------            ----------            ----------
COMMON STOCK
Balance, beginning of year.............................  $1,699,260            $1,703,838            $1,714,209
Dividend reinvestment plan.............................       1,162                   (37)                   28
Deferred compensation--restricted stock awards.........       2,355                 3,757                 5,744
Stock options exercised................................       1,061                 6,651                 5,638
                                                         ----------            ----------            ----------
  Balance, end of year.................................  $1,703,838            $1,714,209            $1,725,619
                                                         ----------            ----------            ----------
RETAINED EARNINGS
Balance, beginning of year.............................  $  626,172            $  645,214            $  957,662
Net income(1)..........................................     249,458  $249,458     411,296  $411,296     466,461  $466,461
Dividends on common stock(2)(3)........................     (73,932)              (89,848)             (106,932)
Dividends on preferred stock...........................     (11,306)               (7,600)               --
Dividend to The Mitsubishi Bank, Ltd...................    (144,890)               --                    --
Deferred compensation--restricted stock awards.........        (288)               (1,400)               (2,276)
                                                         ----------            ----------            ----------
  Balance, end of year.................................  $  645,214            $  957,662            $1,314,915
                                                         ----------            ----------            ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year.............................  $   23,660            $   10,881            $    7,428
Unrealized holding gains (losses) arising during the
  year on securities available for sale, net of tax
  expense (benefit) of $(5,297) in 1996, $4,370 in
  1997, and $6,672 in 1998.............................                (8,112)                7,538                12,734
Less: reclassification adjustment for gains on
  securities available for sale included in net income,
  net of tax expense of $1,778 in 1996, $995 in 1997,
  and $2,175 in 1998...................................                (2,724)               (1,716)               (3,511)
                                                                     --------              --------              --------
Net unrealized gains (losses) on securities available
  for sale.............................................               (10,836)                5,822                 9,223
Foreign currency translation adjustment, net of tax
  expense (benefit) of $(1,269) in 1996, $(5,377) in
  1997, and $1,739 in 1998.............................                (1,943)               (9,275)                2,807
Minimum pension liability adjustment, net of tax
  benefit of $1,083 in 1998............................                 --                    --                   (1,748)
                                                                     --------              --------              --------
Other comprehensive income.............................     (12,779)  (12,779)     (3,453)   (3,453)     10,282    10,282
                                                         ----------  --------  ----------  --------  ----------  --------
Total comprehensive income.............................              $236,679              $407,843              $476,743
                                                                     --------              --------              --------
                                                                     --------              --------              --------
  Balance, end of year.................................  $   10,881            $    7,428            $   17,710
                                                         ----------            ----------            ----------
    TOTAL SHAREHOLDERS' EQUITY.........................  $2,494,933            $2,679,299            $3,058,244
                                                         ----------            ----------            ----------
                                                         ----------            ----------            ----------

------------------------------

(1) Includes dividends applicable to preferred shareholders of $11.3 million in 1996 and $7.6 million in 1997.

(2) Dividends per share in 1996 were based on historical Union Bank common cash dividends declared and did not include the $145 million dividend paid to The Mitsubishi Bank, Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.

(3)  Dividends per share were $0.47 in 1996, $0.51 in 1997, and $0.61 in 1998, and are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------
(DOLLARS IN THOUSANDS)                                                1996        1997         1998
-----------------------------------------------------------------  ----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................................  $  249,458  $   411,296  $   466,461
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses..................................      40,000      --            45,000
    Depreciation, amortization and accretion.....................      65,092       65,469       67,640
    Provision for deferred income taxes..........................      50,658       59,814       28,097
    Gain on sales of securities available for sale...............      (4,502)      (2,711)      (5,686)
    Merger and integration costs in excess of (less than) cash
      utilized...................................................      54,344      (31,414)     (12,388)
    Net (increase) decrease in trading account assets............    (359,234)      52,743      126,595
    Other, net...................................................      52,101      173,706     (117,258)
                                                                   ----------  -----------  -----------
      Total adjustments..........................................    (101,541)     317,607      132,000
                                                                   ----------  -----------  -----------
  Net cash provided by operating activities......................     147,917      728,903      598,461
                                                                   ----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale...........      19,536      171,629      418,477
  Proceeds from matured and called securities available for
    sale.........................................................     757,463      587,034      259,465
  Purchases of securities available for sale.....................    (995,479)  (1,112,080)  (1,528,281)
  Proceeds from matured and called securities held to maturity...      95,829       79,828       28,540
  Purchases of premises and equipment............................     (69,047)     (60,829)     (82,880)
  Net increase in loans..........................................    (741,335)  (1,788,179)  (1,625,149)
  Other, net.....................................................      14,927        4,245       12,466
                                                                   ----------  -----------  -----------
  Net cash used by investing activities..........................    (918,106)  (2,118,352)  (2,517,362)
                                                                   ----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.......................................   1,877,917    1,763,414    1,211,505
  Net increase (decrease) in federal funds purchased and
    securities sold under repurchase agreements..................     127,596       13,230      (28,140)
  Net increase (decrease) in commercial paper and other borrowed
    funds........................................................    (201,214)    (797,464)     333,325
  Maturity and redemption of subordinated debt...................    (119,369)    (234,000)     (50,000)
  Proceeds from issuance of subordinated debt....................      --          200,000      --
  Payments of cash dividends.....................................    (222,533)     (93,303)     (98,160)
  Redemption of preferred stock..................................      --         (135,000)     --
  Repayment of borrowing to support corporate owned life
    insurance....................................................     (95,475)     --           --
  Other, net.....................................................        (882)      (2,661)       8,473
                                                                   ----------  -----------  -----------
  Net cash provided by financing activities......................   1,366,040      714,216    1,377,003
                                                                   ----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents.............     595,851     (675,233)    (541,898)
Cash and cash equivalents at beginning of year...................   3,352,423    3,937,697    3,199,455
Effect of exchange rate changes on cash and cash equivalents.....     (10,577)     (63,009)      20,921
                                                                   ----------  -----------  -----------
Cash and cash equivalents at end of year.........................  $3,937,697  $ 3,199,455  $ 2,678,478
                                                                   ----------  -----------  -----------
                                                                   ----------  -----------  -----------
CASH PAID DURING THE YEAR FOR:
  Interest.......................................................  $  764,327  $   820,355  $   784,023
  Income taxes...................................................     172,451      113,588      234,895
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Loans transferred to foreclosed assets (OREO)..................  $   44,557  $    23,114  $    17,260
  Dividends declared but unpaid..................................      20,383       24,528       33,300

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

    INTRODUCTION

    UnionBanCal Corporation, a commercial bank holding company, and subsidiaries (the Company) was created on April 1, 1996 by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. (the Bank). The combination was accounted for as a reorganization of entities under common control (similar to a business combination under the pooling of interests method). Accordingly, all historical financial information has been restated as if the combination had been in effect for all periods presented. The merger was effected by the issuance of 54.4 million shares of Union Bank common stock in exchange for all the outstanding common shares of BanCal Tri-State Corporation. Information pertaining to merger and integration expense is presented in Note 7. Prior to the March 3, 1999 transaction discussed below, the Company was 82 percent owned by The Bank of Tokyo-Mitsubishi, Ltd.
(BTM) and 18 percent owned by other shareholders.

    On August 10, 1998, the Company exchanged 10.2 million shares of its Common Stock for the 7.2 million shares of the Bank's Common Stock owned directly by BTM. This share exchange provided the Company with a 100 percent ownership interest in the Bank. In addition, on that date, it increased BTM's ownership percentage of the Company to 82 percent from 81 percent.

    The exchange of shares was accounted for as a reorganization of entities under common control. Accordingly, amounts previously reported as Parent Direct Interest in Bank Subsidiary, including the proportionate share of net income, dividends, and other comprehensive income, have been reclassified to combine them with the corresponding amounts attributable to the Company's common shareholders for all periods presented.

    On November 18, 1998, the Board of Directors approved the declaration of a 3-for-1 common stock split effective for shareholders of record on December 7, 1998. Accordingly, all historical financial information has been restated as if the stock split had been in effect for all periods presented.

    Also on November 18, 1998, the Board of Directors approved a change in the stated value of the Company's Common Stock to no stated value from $1.67 per share effective as of December 7, 1998. Accordingly, amounts previously reported as Additional Paid-in Capital have been reclassified to combine them with Common Stock.

    On March 3, 1999, the Company completed a secondary offering of 28.75 million shares of its Common Stock owned by BTM. The Company received no proceeds from this transaction. Concurrent with the secondary offering, the Company repurchased 8.6 million shares of its outstanding Common Stock from BTM and 2.1 million shares owned by Meiji Life Insurance Company with $311 million of the net proceeds from the issuance of $350 million of 7 3/8 percent capital securities that occurred on February 19, 1999. After the secondary offering and the repurchase, BTM owns 64 percent of the Company, or 105.6 million shares, compared with 82 percent prior to the transactions.

    The Company provides a wide range of financial services to consumers, small businesses, middle market companies and major corporations, primarily in California, Oregon, and Washington, but also nationally and internationally.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
    BASIS OF FINANCIAL STATEMENT PRESENTATION

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

    CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest bearing deposits in banks, and federal funds sold and securities purchased under resale agreements, substantially all of which have maturities less than 90 days.

    TRADING ACCOUNT ASSETS

    Trading account assets are those financial instruments that management acquires with the intent to hold for short periods of time in order to take advantage of anticipated changes in market values. Substantially all of these assets are securities with a high degree of liquidity and a readily determinable market value. Interest earned, paid, or accrued on trading account assets is included in interest income using a method that generally produces a level yield. Realized gains and losses from the close out of trading account positions and unrealized market value adjustments are recognized in noninterest income.

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

    Debt securities and equity securities with readily determinable market values that are not classified as either securities held to maturity or trading account assets are classified as securities available for sale and carried at fair value, with the unrealized gains or losses reported net of taxes as a component of accumulated other comprehensive income in shareholders' equity until realized.

    Realized gains and losses arising from the sale of securities are based upon the specific identification method and included in noninterest income as securities gains (losses), net.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
    Interest income on debt securities includes the amortization of premiums and the accretion of discounts using the effective interest method and is included in interest income on securities. Dividend income on equity securities is included in noninterest income.

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

    Interest accruals are continued for certain small business loans that are processed centrally, consumer loans, and one-to-four family residential mortgage loans. These loans are charged off or written down to their net realizable value based on delinquency time frames that range from 120 to 270 days, depending on the type of credit that has been extended. Interest accruals are also continued for loans that are both well-secured and in the process of collection. For this purpose, loans are considered well-secured if they are collateralized by property having a net realizable value in excess of the amount of principal and accrued interest outstanding or are guaranteed by a financially responsible and willing party. Loans are considered "in the process of collection" if collection is proceeding in due course either through legal action or other actions that are reasonably expected to result in the prompt repayment of the debt or in its restoration to current status.

    When a loan is placed on nonaccrual, all previously accrued but uncollected interest is reversed against current period operating results. All subsequent payments received are first applied to unpaid principal and then to uncollected interest. Interest income is accrued at such time as the loan is brought fully current as to both principal and interest, and, in management's judgment, such loans are considered to be fully collectible. However, Company policy also allows management to continue the recognition of interest income on certain loans designated as nonaccrual. This portion of the nonaccrual portfolio is referred to as "Cash Basis Nonaccrual" loans. This policy only applies to loans that are well secured and in management's judgment are considered to be fully collectible. Although the accrual of interest is suspended, any payments received may be applied to the loan according to its contractual terms and interest income recognized when cash is received.

    Loans are considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan, the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. Additionally, some impaired loans with commitments of less than $1 million are aggregated for the purpose of measuring impairment using

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
historical loss factors as a means of measurement. Excluded from the impairment analysis are large groups of smaller balance homogeneous loans such as consumer, installment, residential mortgage loans, and automobile leases.

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

    The Company offers primarily two types of leases to customers: 1) direct financing leases where the assets leased are acquired without additional financing from other sources, and 2) leveraged leases where a substantial portion of the financing is provided by debt with no recourse to us. Direct financing leases are carried net of unearned income, unamortized nonrefundable fees and related direct costs associated with the origination or purchase of leases. Leveraged leases are carried net of nonrecourse debt.

    ALLOWANCE FOR CREDIT LOSSES

    The Company maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing. The allowance is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of chargeoffs, net of recoveries. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances and the unallocated allowance.

    The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. The Company derives the loss factors for problem graded loans from a loss migration model, for pass graded loans by using historical average net chargeoffs during a business cycle, and for pooled loans by using expected net chargeoffs for one year. Pooled loans are homogenous in nature and include consumer installment, residential mortgage, automobile leases and other loans and leases.

    Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

    The unallocated allowance is composed of two elements. The first element recognizes the model and estimation risk associated with the formula and specific allowances. The second element is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
segments of the portfolio, duration of the current business cycle, bank regulatory examination results and findings of the Company's internal credit examiners.

    The allowance also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is consider impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. Impairment is recognized by adjusting an allocation of the existing allowance for credit losses.

    PREMISES AND EQUIPMENT

    Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of each asset. Lives of premises range from ten to forty years; lives of furniture, fixtures and equipment range from three to eight years. Leasehold improvements are amortized over the term of the respective lease or 10 years, whichever is shorter.

    OTHER ASSETS

    Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired companies and is reported as intangible assets. Goodwill is amortized using the straight-line method, generally over 15 years.

    Other real estate owned (OREO) represents the collateral acquired through foreclosure in full or partial satisfaction of the related loan. OREO is recorded at the lower of the loan's unpaid principal balance or its fair value as established by a current appraisal, adjusted for disposition costs. Any write-down at the date of transfer is charged to the allowance for credit losses. OREO values, recorded in other assets, are reviewed annually and any decline in value is recognized as foreclosed asset expense in the current period. The net operating results from these assets are included in the current period in noninterest expense as foreclosed asset expense (income).

    DERIVATIVE INSTRUMENTS HELD FOR TRADING OR CUSTOMER ACCOMMODATION

    The Company enters into a variety of interest rate derivative contracts, primarily swaps, options and foreign exchange contracts, either for trading purposes, based on management's intent at inception, or as an accommodation to customers.

    Derivatives held or issued for trading or customer accommodation are carried at fair value, with realized and unrealized changes in fair values on contracts included in noninterest income in the period in

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
which the changes occur. Unrealized gains and losses are reported gross and included in trading account assets and other liabilities, respectively. Cash flows are reported net as operating activities.

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

    Net interest settlements on interest rate swap, cap and floor agreements are recognized on an accrual basis as interest income or interest expense of the related asset or liability over the lives of the agreements. Premiums paid or received for interest rate caps and floors are amortized either to interest income or to interest expense of the related asset or liability over the lives of the agreements. If an agreement is terminated early, any resulting gain or loss is deferred and amortized as interest income or interest expense of the related asset or liability over the remaining life of the original agreement. Net settlement amounts are reported gross as other assets and other liabilities. Cash flows are reported net as operating activities.

    FOREIGN CURRENCY TRANSLATION

    Assets, liabilities and results of operations for foreign branches are recorded based on the functional currency of each branch. Since the functional currency of the branches is the local currency, the net assets are remeasured into U.S. dollars using a combination of current and historical exchange rates. The resulting gains or losses are included in shareholders' equity, as a component of accumulated other comprehensive income, on a net of tax basis.

    TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF
     LIABILITIES

    On January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This Statement is effective for transfers of assets and extinguishments of liabilities occurring after December 31, 1996 and has been applied prospectively. In December 1996, the Financial Accounting Standards Board (FASB) reconsidered certain provisions of SFAS No. 125 and issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", to defer for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and similar transactions. Management determined that the effect of adoption of SFAS No. 125 and SFAS No. 127 on the Company's financial statements was not material.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
    INCOME TAXES

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

    NET INCOME PER COMMON SHARE

    Basic earnings per share (EPS) is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options (see Note 12) are a common stock equivalent. Also see Note 17.

    COMPREHENSIVE INCOME

    On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. The adoption of this Statement resulted in a change in the financial statement presentation, but did not have an impact on the Company's consolidated financial position, results of operations or cash flows. As required by the provisions of SFAS No. 130, all prior period data presented has been restated. Also see Note 18.

    EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS

    The Company provides a variety of benefit and incentive compensation plans for eligible employees and retirees. Provisions for the costs of these employee benefit and incentive plans and postretirement benefit plans are accrued and charged to expense when the benefit is earned.

    During 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", and, accordingly, has revised the disclosures for pensions and other postretirement benefits. Adoption of this Statement did not impact the Company's consolidated financial position, results of operations, or cash flows, and any effect was limited to the form and content of its disclosures. As required by the provisions of SFAS No. 132, all prior period data presented has been restated. Also see Note 6.

    STOCK-BASED COMPENSATION

    As allowed under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has chosen to continue to recognize compensation expense using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under the intrinsic value-based method,

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
compensation cost is measured as the amount by which the quoted market price of the Company's stock at the date of grant exceeds the stock option exercise price.

    Compensation cost associated with the Company's unvested restricted stock issued under the management stock plan is measured based on the market price of the stock at the grant date and is expensed over the vesting period.

    SEGMENT REPORTING

    During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of this Statement did not impact the Company's consolidated financial position, results of operations, or cash flows, and any effect was limited to the form and content of its disclosures.

    PENDING ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings. Management believes that, depending upon the accumulated net gain or loss of the effective portion of cash flow hedges at the date of adoption, the impact of SFAS No. 133 could have a material impact on other comprehensive income. However, management believes that any ineffective portion of cash flow hedges or any other hedges will not have a material impact on the Company's financial position or results of operations. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier application encouraged. The Company expects to adopt SFAS No. 133 as of January 1, 2000.

    In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", which established accounting and reporting standards for certain activities of mortgage banking and other similar enterprises. After securitization of mortgage loans held for sale, SFAS No. 134 requires an entity to classify the resulting mortgage-backed securities or other retained interests based on its ability or intent to sell or hold those investments. Management believes that the adoption of SFAS No. 134 will have no impact on the Company's financial position or results of operations. This Statement is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Company expects to adopt SFAS No. 134 on January 1, 1999.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
    In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. Management believes that the adoption of SOP 98-1 will not have a material effect on the Company's financial position or results of operations. The Statement is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. The Company expects to adopt SOP 98-1 on January 1, 1999.

    In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. Management believes that the adoption of SOP 98-5 will not have a material effect on the Company's financial position or results of operations. The Statement is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. The Company expects to adopt SOP 98-5 on January 1, 1999.

NOTE 2--SECURITIES

    The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

SECURITIES AVAILABLE FOR SALE

                                                                                     DECEMBER 31,
                                                                   ------------------------------------------------
                                                                                         1997
                                                                   ------------------------------------------------
                                                                                 GROSS        GROSS
                                                                   AMORTIZED   UNREALIZED   UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)                                                COST       GAINS        LOSSES       VALUE
-----------------------------------------------------------------  ----------  ----------   ----------   ----------
U.S. Treasury....................................................  $  987,374   $10,793       $  170     $  997,997
Other U.S. government............................................     709,536     6,005           67        715,474
Mortgage-backed securities.......................................     679,692     3,331          265        682,758
State and municipal..............................................      90,937    13,236        --           104,173
Corporate debt securities........................................       2,698       311            1          3,008
Equity securities................................................      28,881     1,596          672         29,805
Foreign securities...............................................       5,132        39        --             5,171
                                                                   ----------  ----------   ----------   ----------
  Total securities available for sale............................  $2,504,250   $35,311       $1,175     $2,538,386
                                                                   ----------  ----------   ----------   ----------
                                                                   ----------  ----------   ----------   ----------


                                                                                         1998
                                                                   ------------------------------------------------
                                                                                 GROSS        GROSS
                                                                   AMORTIZED   UNREALIZED   UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)                                                COST       GAINS        LOSSES       VALUE
-----------------------------------------------------------------  ----------  ----------   ----------   ----------
U.S. Treasury....................................................  $  753,991   $16,341       $--        $  770,332
Other U.S. government............................................     856,463    12,364        --           868,827
Mortgage-backed securities.......................................   1,875,141     9,271        2,634      1,881,778
State and municipal..............................................      72,777    11,469        --            84,246
Corporate debt securities........................................       8,069     --           --             8,069
Equity securities................................................      18,149       252        --            18,401
Foreign securities...............................................       6,799       121           41          6,879
                                                                   ----------  ----------   ----------   ----------
  Total securities available for sale............................  $3,591,389   $49,818       $2,675     $3,638,532
                                                                   ----------  ----------   ----------   ----------
                                                                   ----------  ----------   ----------   ----------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 2--SECURITIES (CONTINUED)

SECURITIES HELD TO MATURITY

                                                                          DECEMBER 31,
                                                         ----------------------------------------------
                                                                              1997
                                                         ----------------------------------------------
                                                                       GROSS        GROSS
                                                         AMORTIZED   UNREALIZED   UNREALIZED     FAIR
(DOLLARS IN THOUSANDS)                                     COST        GAINS        LOSSES      VALUE
-------------------------------------------------------  ---------   ----------   ----------   --------
U.S. Treasury..........................................  $ 40,092      $1,333       $--        $ 41,425
Other U.S. government..................................    99,520       2,568        --         102,088
Mortgage-backed securities.............................    24,477       1,745           14       26,208
State and municipal....................................    24,686          75        1,367       23,394
                                                         ---------   ----------   ----------   --------
  Total securities held to maturity....................  $188,775      $5,721       $1,381     $193,115
                                                         ---------   ----------   ----------   --------
                                                         ---------   ----------   ----------   --------


                                                                              1998
                                                         ----------------------------------------------
                                                                       GROSS        GROSS
                                                         AMORTIZED   UNREALIZED   UNREALIZED     FAIR
(DOLLARS IN THOUSANDS)                                     COST        GAINS        LOSSES      VALUE
-------------------------------------------------------  ---------   ----------   ----------   --------
U.S. Treasury..........................................  $ 40,047      $1,050       -$-        $ 41,097
Other U.S. government..................................    89,783       1,392       --           91,175
Mortgage-backed securities.............................    15,247       1,178       --           16,425
State and municipal....................................    15,436           4         893        14,547
                                                         ---------   ----------     -----      --------
  Total securities held to maturity....................  $160,513      $3,624        $893      $163,244
                                                         ---------   ----------     -----      --------
                                                         ---------   ----------     -----      --------

    The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

MATURITY SCHEDULE OF SECURITIES

                                                                       SECURITIES                SECURITIES
                                                                 AVAILABLE FOR SALE(1)      HELD TO MATURITY(1)
                                                               --------------------------  ----------------------
                                                                   DECEMBER 31, 1998         DECEMBER 31, 1998
                                                               --------------------------  ----------------------
                                                                AMORTIZED        FAIR      AMORTIZED      FAIR
(DOLLARS IN THOUSANDS)                                             COST         VALUE         COST       VALUE
-------------------------------------------------------------  ------------  ------------  ----------  ----------
Due in one year or less......................................  $    657,328  $    662,332  $  109,829  $  111,688
Due after one year through five years........................     1,037,195     1,063,390      22,093      22,711
Due after five years through ten years.......................       343,504       348,998       8,749       9,129
Due after ten years..........................................     1,535,213     1,545,411      19,842      19,716
Equity securities............................................        18,149        18,401      --          --
                                                               ------------  ------------  ----------  ----------
  Total securities...........................................  $  3,591,389  $  3,638,532  $  160,513  $  163,244
                                                               ------------  ------------  ----------  ----------
                                                               ------------  ------------  ----------  ----------

------------------------------

(1) The remaining contractual maturities of mortgage-backed securities were allocated assuming no prepayments. The contractual maturity of these securities is not a reliable indicator of their expected life because borrowers have the right to repay their obligations at any time.

    During the years ended 1996, 1997 and 1998, there were no sales or transfers from the securities held to maturity portfolio.

    In 1996, proceeds from sales of securities available for sale were $20 million with gross realized gains of $5 million and no gross realized losses. In 1997, proceeds from sales of securities available for sale were $172 million with gross realized gains of $3 million and no gross realized losses. In 1998, proceeds from sales of securities available for sale were $418 million with gross realized gains of $6 million and no gross realized losses.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 3--LOANS AND ALLOWANCE FOR CREDIT LOSSES

    A summary of loans net of unearned interest and fees of $128 million and $126 million at December 31, 1997 and 1998, respectively, is as follows:

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
(DOLLARS IN THOUSANDS)                                                                   1997           1998
-----------------------------------------------------------------------------------  -------------  -------------
Domestic:
  Commercial, financial and industrial.............................................  $  10,747,179  $  13,119,534
  Construction.....................................................................        293,333        439,806
  Mortgage:
    Residential....................................................................      2,961,233      2,627,668
    Commercial.....................................................................      2,951,807      2,975,484
                                                                                     -------------  -------------
      Total mortgage...............................................................      5,913,040      5,603,152
  Consumer:
    Installment....................................................................      2,090,752      1,984,941
    Home equity....................................................................        992,916        818,199
    Credit card and other lines of credit..........................................        270,097       --
                                                                                     -------------  -------------
      Total consumer...............................................................      3,353,765      2,803,140
  Lease financing..................................................................        874,860      1,032,148
                                                                                     -------------  -------------
      Total loans in domestic offices..............................................     21,182,177     22,997,780
Loans originated in foreign branches...............................................      1,559,231      1,298,331
                                                                                     -------------  -------------
      Total loans..................................................................     22,741,408     24,296,111
      Allowance for credit losses..................................................        451,692        459,328
                                                                                     -------------  -------------
      Loans, net...................................................................  $  22,289,716  $  23,836,783
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    Changes in the allowance for credit losses were as follows:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
(DOLLARS IN THOUSANDS)                                                            1996        1997        1998
-----------------------------------------------------------------------------  ----------  ----------  ----------
Balance, beginning of year...................................................  $  555,149  $  523,946  $  451,692
Loans charged off............................................................    (119,100)   (122,779)    (76,790)
Recoveries of loans previously charged off...................................      48,024      51,014      41,144
                                                                               ----------  ----------  ----------
  Total net loans charged off................................................     (71,076)    (71,765)    (35,646)
Provision for credit losses..................................................      40,000      --          45,000
Transfer of reserve for trading account assets...............................      --          --          (1,911)
Foreign translation adjustment and other net deductions......................        (127)       (489)        193
                                                                               ----------  ----------  ----------
Balance, end of year.........................................................  $  523,946  $  451,692  $  459,328
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    In 1998, the Company reclassified a $1.9 million previously established reserve for credit losses related to interest rate derivatives and foreign exchange contracts from the unallocated portion of the allowance for credit losses. The reserve for derivative and foreign exchange contracts is presented as an offset to

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 3--LOANS AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED) trading account assets. Future changes in the reserve as a result of changes in the positive replacement cost of those contracts will be provided as an offset to trading gains and losses.

    Nonaccrual loans totaled $109 million and $78 million at December 31, 1997 and 1998, respectively. There were no renegotiated loans at December 31, 1997 and 1998. Interest foregone on loans designated as nonaccrual at December 31, 1996, 1997 and 1998 was $9 million, $6 million and $4 million, respectively.

    LOAN IMPAIRMENT

    Impaired loans of the Company include commercial, financial and industrial, construction and commercial mortgage loans designated as nonaccrual. When the value of an impaired loan is less than the recorded investment in the loan, a portion of the Company's allowance for credit losses is allocated as an impairment allowance.

    The Company's policy for recognition of interest income, chargeoffs of loans, and application of payments on impaired loans is the same as the policy applied to nonaccrual loans.

    The following table sets forth information about the Company's impaired loans.

                                                                                           DECEMBER 31,
                                                                                 ---------------------------------
(DOLLARS IN THOUSANDS)                                                              1996        1997       1998
-------------------------------------------------------------------------------  ----------  ----------  ---------
Impaired loans with an allowance...............................................  $   69,886  $   59,351  $  49,741
Impaired loans without an allowance(1).........................................      43,962      49,033     28,709
                                                                                 ----------  ----------  ---------
  Total impaired loans(2)......................................................  $  113,848  $  108,384  $  78,450
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Allowance for impaired loans...................................................  $   21,260  $    9,418  $  11,219
Average balance of impaired loans during the year..............................  $  145,351  $  120,096  $  91,233
Interest income recognized on nonaccrual loans during the year.................  $    4,795  $    2,506  $     274

------------------------------

(1) These loans do not require an allowance for credit losses since the fair values of the impaired loans equal or exceed the recorded investments in the loans.

(2) This amount was evaluated for impairment using three measurement methods as follows: $38 million, $27 million, and $53 million was evaluated using the present value of the expected future cash flows at December 31, 1996, 1997 and 1998, respectively; $45 million, $53 million, and $8 million was evaluated using the fair value of the collateral at December 31, 1996, 1997 and 1998, respectively; and $31 million, $28 million, and $17 million was evaluated using historical loss factors at December 31, 1996, 1997 and 1998, respectively.

    RELATED PARTY LOANS

    In some cases, the Company makes loans to related parties including its directors, executive officers, and their affiliated companies. At December 31, 1997, related party loans outstanding to individuals who served as directors or executive officers at anytime during the year totaled $38 million, as compared to $138 million at December 31, 1998. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing at the date these loans were made. During 1997 and 1998, there were no loans to related parties which were charged off. Additionally, at December 31, 1997 and 1998, there were no loans to related parties which were nonperforming.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 4--PREMISES AND EQUIPMENT

    Premises and equipment are carried at cost, less accumulated depreciation and amortization. As of December 31, 1997 and 1998, the amounts were:

                                                                           DECEMBER 31,
                                        ----------------------------------------------------------------------------------
                                                          1997                                      1998
                                        ----------------------------------------  ----------------------------------------
                                                      ACCUMULATED                               ACCUMULATED
                                                    DEPRECIATION AND   NET BOOK               DEPRECIATION AND   NET BOOK
(DOLLARS IN THOUSANDS)                     COST       AMORTIZATION      VALUE        COST       AMORTIZATION      VALUE
--------------------------------------  ----------  ----------------  ----------  ----------  ----------------  ----------
Land..................................  $   69,290    $    --         $   69,290  $   68,598    $    --         $   68,598
Premises..............................     253,752         101,997       151,755     261,271         108,114       153,157
Leasehold improvements................     135,609          80,019        55,590     143,810          84,767        59,043
Furniture, fixtures and equipment.....     400,774         271,110       129,664     442,914         302,621       140,293
                                        ----------        --------    ----------  ----------        --------    ----------
Total.................................  $  859,425    $    453,126    $  406,299  $  916,593    $    495,502    $  421,091
                                        ----------        --------    ----------  ----------        --------    ----------
                                        ----------        --------    ----------  ----------        --------    ----------

    Rental and depreciation and amortization expenses were as follows:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
(DOLLARS IN THOUSANDS)                                                               1996       1997       1998
---------------------------------------------------------------------------------  ---------  ---------  ---------
Rental expense of premises.......................................................  $  66,189  $  46,556  $  51,695
Less: rental income..............................................................     11,904     11,049     12,161
                                                                                   ---------  ---------  ---------
  Net rental expense.............................................................  $  54,285  $  35,507  $  39,534
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Other net rental expense (income), primarily for equipment.......................  $   2,218  $     298  $    (374)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Depreciation and amortization of premises and equipment..........................  $  51,821  $  53,652  $  56,490
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    Future minimum lease payments are as follows:

(DOLLARS IN THOUSANDS)                                                                           DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------  -----------------
Years ending December 31,
  1999.........................................................................................     $    49,473
  2000.........................................................................................          45,214
  2001.........................................................................................          42,314
  2002.........................................................................................          34,594
  2003.........................................................................................          29,857
  Later years..................................................................................         120,319
                                                                                                       --------
Total minimum operating lease payments.........................................................     $   321,771
                                                                                                       --------
                                                                                                       --------
Minimum rental income due in the future under noncancellable subleases.........................     $    45,880
                                                                                                       --------
                                                                                                       --------

    Included in other liabilities in the accompanying December 31, 1998 Consolidated Balance Sheet is $11 million of future operating lease payments accrued in connection with the merger (also see Note 7).

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 4--PREMISES AND EQUIPMENT (CONTINUED)
    A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions, escalation clauses, and purchase options. There are no restrictions on paying dividends, incurring additional debt or negotiating additional leases under the terms of the present lease agreements.

NOTE 5--DEPOSITS

    At December 31, 1998, the Company had $393 million in domestic interest bearing time deposits with a remaining term of greater than one year, of which $110 million exceeded $100,000. Maturity information for all domestic interest bearing time deposits with a remaining term of greater than one year is summarized below.

(DOLLARS IN THOUSANDS)                                                                           DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------  -----------------
Due after one year through two years...........................................................     $   189,863
Due after two years through three years........................................................          96,836
Due after three years through four years.......................................................          67,830
Due after four years through five years........................................................          31,523
Due after five years...........................................................................           6,870
                                                                                                       --------
  Total........................................................................................     $   392,922
                                                                                                       --------
                                                                                                       --------

    Substantially all of the foreign interest bearing time deposits exceeding $100,000 mature in less than one year.

NOTE 6-- EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS

    RETIREMENT PLANS

    The Company maintains the Union Bank of California, N.A. Retirement Plan (the Plan), which is a noncontributory defined benefit plan covering substantially all of the employees of the Company. The plan provides retirement benefits based on years of credited service and the final average compensation amount, as defined in the Plan. Employees become eligible for this plan after one year of service and become fully vested after five years of service. The Company's funding policy is to make contributions equal to the maximum deductible amount as allowed by the Internal Revenue Code. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future. Plan assets are invested in U.S. government securities, corporate bonds, and commingled investment funds.

    In 1996, the Company maintained a second plan for former BanCal Tri-State Corporation employees. The former plan, which was terminated effective January 1, 1997, was a defined contribution plan. The Company's expense for pension contributions for the year ended December 31, 1996 was $5 million.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 6-- EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
    OTHER POSTRETIREMENT BENEFITS

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

    The following table sets forth the funded status of the Company's defined benefit pension plan and its other postretirement benefit plans.

                                                                        PENSION BENEFITS        OTHER BENEFITS
                                                                     ----------------------  --------------------
                                                                      YEARS ENDED DECEMBER   YEARS ENDED DECEMBER
                                                                              31,                    31,
                                                                     ----------------------  --------------------
(DOLLARS IN THOUSANDS)                                                  1997        1998       1997       1998
-------------------------------------------------------------------  ----------  ----------  ---------  ---------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year..............................  $  323,646  $  400,958  $  80,274  $  79,308
Service cost.......................................................      20,667      22,697      3,123      3,067
Interest cost......................................................      25,049      28,475      5,150      5,068
Plan participants' contributions...................................      --          --            570        919
Amendments.........................................................      10,926      --         --         --
Actuarial (gain) loss..............................................      31,588      49,433     (5,452)      (258)
Benefits paid......................................................     (10,918)    (12,185)    (4,357)    (5,075)
                                                                     ----------  ----------  ---------  ---------
Benefit obligation, end of year....................................     400,958     489,378     79,308     83,029
                                                                     ----------  ----------  ---------  ---------
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year.......................     381,194     460,501     21,703     31,136
Actual return on plan assets.......................................      66,765      65,537      4,445      3,428
Employer contribution..............................................      23,460      23,234      8,775      9,060
Plan participants' contributions...................................      --          --            570        919
Benefits paid......................................................     (10,918)    (12,185)    (4,357)    (5,075)
                                                                     ----------  ----------  ---------  ---------
Fair value of plan assets, end of year.............................     460,501     537,087     31,136     39,468
                                                                     ----------  ----------  ---------  ---------
Funded status......................................................      59,543      47,710    (48,172)   (43,560)
Unrecognized transition amount.....................................        (210)        (61)    59,813     55,825
Unrecognized net actuarial gain....................................     (37,717)    (23,505)   (21,119)   (20,314)
Unrecognized prior service cost....................................      12,915       9,740     --         --
                                                                     ----------  ----------  ---------  ---------
Prepaid (accrued) benefit cost.....................................  $   34,531  $   33,884  $  (9,478) $  (8,049)
                                                                     ----------  ----------  ---------  ---------
                                                                     ----------  ----------  ---------  ---------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 6-- EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
    The following table summarizes the assumptions used in computing the present value of the projected benefit obligation and the net pension expense.

                                                          PENSION BENEFITS      OTHER BENEFITS
                                                         ------------------   ------------------
                                                            YEARS ENDED          YEARS ENDED
                                                            DECEMBER 31,         DECEMBER 31,
                                                         ------------------   ------------------
                                                         1996   1997   1998   1996   1997   1998
                                                         ----   ----   ----   ----   ----   ----
Discount rate in determining expense...................  7.50%  7.50%  7.00%  7.50%  7.00%  6.50%
Discount rate in determining benefit obligations at
  year end.............................................  7.50   7.00   6.50   7.50   7.00   6.50
Rate of increase in future compensation levels for
  determining expense..................................  5.50   5.50   5.00    --     --     --
Rate of increase in future compensation levels for
  determining benefit obligations at year end..........  5.50   5.00   5.00    --     --     --
Expected return on plan assets.........................  8.25   8.25   8.25   8.00   8.00   8.00

    The following table sets forth the components of postretirement benefit expense.

                                                     PENSION BENEFITS                  OTHER BENEFITS
                                              -------------------------------  -------------------------------
                                                 YEARS ENDED DECEMBER 31,         YEARS ENDED DECEMBER 31,
                                              -------------------------------  -------------------------------
(DOLLARS IN THOUSANDS)                          1996       1997       1998       1996       1997       1998
--------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................  $  12,651  $  20,667  $  22,697  $   1,741  $   3,123  $   3,067
Interest cost...............................     22,043     25,049     28,475      5,581      5,150      5,068
Expected return on plan assets..............    (23,877)   (27,119)   (31,648)    (1,335)    (1,736)    (2,491)
Amortization of prior service cost..........      2,108      3,175      3,175     --         --         --
Amortization of transition amount...........       (149)      (149)      (149)     3,988      3,987      3,987
Recognized net actuarial (gain) loss........     --         --          1,330       (846)    (1,870)    (2,000)
                                              ---------  ---------  ---------  ---------  ---------  ---------
    Net periodic benefit cost...............  $  12,776  $  21,623  $  23,880  $   9,129  $   8,654  $   7,631
                                              ---------  ---------  ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------  ---------  ---------

    For 1996, the Company assumed a 9 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan and a 4 percent annual rate of increase was assumed for the health maintenance organization (HMO) plan. For future periods, the assumed rate for the indemnity plan gradually decreased from 9 percent to 5.5 percent in 2007 and remained level thereafter. The assumed rate of change on the HMO plan increased to 7 percent in 1997 and then gradually decreased to 5.5 percent in 2007 and thereafter.

    For 1997, the Company assumed a 9 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan and a 4 percent annual rate of increase was assumed for the HMO plan. For future periods, the rate for the indemnity plan was expected to gradually decrease from 9 percent to 5.5 percent in 2007 and remain at that level thereafter. The rate for the HMO plan was expected to increase after one year of being at a low rate and then gradually decrease to 5.5 percent in 2007 and thereafter.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 6-- EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

    For 1998, the Company assumed a 9 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan and a 7 percent annual rate of increase was assumed for the HMO plan. For future periods, the rate for the indemnity plan was expected to gradually decrease from 9 percent to 5.5 percent in 2007 and remain at that level thereafter. The rate for the HMO plan was expected to gradually decrease to 5.5 percent in 2007 and remain at that level thereafter.

    The healthcare cost trend rate assumption has a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects.

                                                                                     1-PERCENTAGE-
                                                                                         POINT      1-PERCENTAGE-
(DOLLARS IN THOUSANDS)                                                                 INCREASE     POINT DECREASE
-----------------------------------------------------------------------------------  -------------  --------------
Effect on total of service and interest cost components............................    $   1,131      $     (932)
Effect on postretirement benefit obligation........................................        9,757          (8,176)

    EXECUTIVE SUPPLEMENTAL BENEFIT PLANS

    The Company has several Executive Supplemental Benefit Plans (ESBP) which provide eligible employees with supplemental retirement benefits. The plans are unfunded. The accrued liability for ESBP's included in other liabilities in the Consolidated Balance Sheets was $25 million at December 31, 1997 and $28 million at December 31, 1998. The Company's expense relating to the ESBP's was $3 million for each of the years ended December 31, 1996, 1997 and 1998.

    SECTION 401(k) SAVINGS PLANS

    The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least one year of service are eligible to participate in the plan. Employees may contribute up to 16 percent of their pre-tax covered compensation or up to 10 percent of their after-tax covered compensation through salary deductions. The Company contributes 50 percent of every pre-tax dollar an employee contributes up to the first 6 percent of the employee's pre-tax covered compensation. Effective January 1, 1997, employees are fully vested in the employer's contributions immediately. In addition, the Company may make a discretionary annual profit-sharing contribution up to 2.5 percent of an employee's pay. This profit-sharing contribution is for all eligible employees, regardless of whether an employee is participating in the 401(k) plan, and depends on the Bank's annual financial performance. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $9 million, $13 million and $12 million for the years ended December 31, 1996, 1997 and 1998, respectively.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 7--OTHER EXPENSES

    The detail of other expenses is as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
(DOLLARS IN THOUSANDS)                                            1996       1997       1998
--------------------------------------------------------------  ---------  ---------  ---------
Merchant transaction processing...............................  $  37,091  $  42,274  $  43,926
Communications................................................     40,133     42,372     41,710
Professional services.........................................     24,342     28,075     36,748
Advertising and public relations..............................     28,788     28,664     31,897
Data processing...............................................     22,140     25,973     28,091
Printing and office supplies..................................     27,085     24,098     26,716
Other.........................................................    118,448    135,029    164,218
                                                                ---------  ---------  ---------
    Total other expenses......................................  $ 298,027  $ 326,485  $ 373,306
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    In connection with the merger, the Company incurred merger and integration expense of $117 million and $6 million for the years ended 1996 and 1997 and none for the year ended 1998, as summarized in the following table.

                                                                      YEARS ENDED DECEMBER 31,
                                                                   -------------------------------
(DOLLARS IN THOUSANDS)                                               1996       1997       1998
-----------------------------------------------------------------  ---------  ---------  ---------
Balance, accrued merger and integration expense, beginning of
  year...........................................................  $  --      $  54,344  $  22,930
Provision for merger and integration costs.......................    117,464      6,037     --
Utilization:
  Cash...........................................................     40,155     35,809      2,890
  Noncash........................................................     22,965      1,642      9,498
                                                                   ---------  ---------  ---------
    Total utilization............................................     63,120     37,451     12,388
                                                                   ---------  ---------  ---------
Balance, accrued merger and integration expense, end of year.....  $  54,344  $  22,930  $  10,542
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Total merger and integration expense of $124 million was recorded to cover $38 million of personnel expense for severance, retention, and other employee related costs, $54 million for facilities expense related to redundant banking facilities, and $32 million in professional services and other expense. At December 31, 1998, the liability balance included amounts primarily for operating lease payments related to redundant banking facilities that are continuing over the expected term of the leases.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 8--INCOME TAXES

    The components of income tax expense were as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
(DOLLARS IN THOUSANDS)                                            1996       1997       1998
--------------------------------------------------------------  ---------  ---------  ---------
Taxes currently payable:
  Federal.....................................................  $  86,159  $ 168,375  $ 218,949
  State.......................................................     23,180      8,441    (44,731)
  Foreign.....................................................      2,895      2,092      2,760
                                                                ---------  ---------  ---------
    Total currently payable...................................    112,234    178,908    176,978
                                                                ---------  ---------  ---------
Taxes deferred:
  Federal.....................................................     47,575     49,437     25,458
  State.......................................................      3,455     10,499      2,152
  Foreign.....................................................       (372)      (122)       487
                                                                ---------  ---------  ---------
    Total deferred............................................     50,658     59,814     28,097
                                                                ---------  ---------  ---------
    Total income tax expense..................................  $ 162,892  $ 238,722  $ 205,075
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The components of the net deferred tax balances of the Company were as follows:

                                                                              DECEMBER 31,
                                                                          --------------------
(DOLLARS IN THOUSANDS)                                                      1997       1998
------------------------------------------------------------------------  ---------  ---------
Deferred tax assets:
  Allowance for credit losses...........................................  $ 169,769  $ 178,161
  Accrued income and expense............................................     21,987     33,434
  Accrued merger expense................................................     15,641     10,410
  Deferred state taxes..................................................     21,063      4,910
  Net operating loss carryforwards......................................     --         14,974
  Other.................................................................      7,585      4,861
  Valuation allowance...................................................     --        (14,974)
                                                                          ---------  ---------
    Total deferred tax assets...........................................    236,045    231,776
                                                                          ---------  ---------
Deferred tax liabilities:
  Leasing...............................................................    297,891    329,263
  Depreciation..........................................................     17,192     11,108
  Unrealized gain on securities available for sale......................     13,536     18,033
                                                                          ---------  ---------
    Total deferred tax liabilities......................................    328,619    358,404
                                                                          ---------  ---------
      Net deferred tax liability........................................  $  92,574  $ 126,628
                                                                          ---------  ---------
                                                                          ---------  ---------

    During 1998, a valuation allowance was established to offset deferred tax assets related to state income tax net operating loss carryforwards. The carryforwards expire on December 31, 2002, and are subject to various conditions and limitations. In the opinion of management, the Company may not meet the conditions necessary to realize the benefits of such carryforwards.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 8--INCOME TAXES (CONTINUED)
    The following table is an analysis of the effective tax rate:

                                                                                           YEARS ENDED DECEMBER 31,
                                                                               -------------------------------------------------
                                                                                    1996             1997             1998
                                                                               ---------------  ---------------  ---------------
Federal income tax rate......................................................            35%              35%              35%
Net tax effects of:
  State income taxes, net of federal income tax benefit......................             4                2               (4)
  Tax-exempt interest income.................................................            (1)              (1)          --
  Amortization of intangibles................................................             1                1                1
  Other......................................................................             1           --                   (1)
                                                                                         --               --               --
    Effective tax rate.......................................................            40%              37%              31%
                                                                                         --               --               --
                                                                                         --               --               --

    During 1997, the Company received a refund from the State of California Franchise Tax Board of approximately $25 million, net of federal tax, in settlement of litigation, administration, and audit disputes covering the years 1975-1987. The refund was recorded as a reduction to state income tax expense.

    The Company has filed its 1997, and intends to file its 1998, California franchise tax return on a worldwide unitary basis, incorporating the financial results of BTM and its worldwide affiliates. As a result, during 1998, the Company reduced its state income tax liabilities by $29 million, net of federal tax, for previously accrued 1997 state tax liabilities and lowered its 1998 state tax provision by $31 million, net of federal tax.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 9--BORROWED FUNDS

    The following is a summary of the major categories of borrowed funds:

                                                                           DECEMBER 31,
                                                                       --------------------
(DOLLARS IN THOUSANDS)                                                   1997       1998
---------------------------------------------------------------------  ---------  ---------
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 5.38% and 4.88%
  at December 31, 1997 and 1998, respectively........................  $1,335,884 $1,307,744
Commercial paper, with weighted average interest rates of 5.64% and
  5.01% at December 31, 1997 and 1998, respectively..................    966,575  1,444,745
Other borrowed funds, with weighted average interest rates of 6.23%
  and 5.35% at December 31, 1997 and 1998, respectively..............    476,010    331,165
                                                                       ---------  ---------
    Total borrowed funds.............................................  $2,778,469 $3,083,654
                                                                       ---------  ---------
                                                                       ---------  ---------
Federal funds purchased and securities sold under repurchase agreements:
  Maximum outstanding at any month end...............................  $1,575,930 $2,058,610
  Average balance during the year....................................  1,097,707  1,604,675
  Weighted average interest rate during the year.....................       5.33%      5.26%

Commercial paper:
  Maximum outstanding at any month end...............................  $1,876,135 $1,918,700
  Average balance during the year....................................  1,637,070  1,631,216
  Weighted average interest rate during the year.....................       5.49%      5.42%

Other borrowed funds:
  Maximum outstanding at any month end...............................  $ 851,694  $ 438,151
  Average balance during the year....................................    635,900    328,872
  Weighted average interest rate during the year.....................       5.42%      5.68%

NOTE 10--SUBORDINATED CAPITAL NOTES AND PREFERRED STOCK

    The following is a summary of capital notes that are subordinated to other obligations of the Company.

                                                                              DECEMBER 31,
                                                                          --------------------
(DOLLARS IN THOUSANDS)                                                      1997       1998
------------------------------------------------------------------------  ---------  ---------
Floating rate notes due June 2007. These notes bear interest at 0.325%
  above 3-month London Interbank Offered Rate (LIBOR) and are payable to
  BTM...................................................................  $ 200,000  $ 200,000
Floating rate notes due July 2000. These notes bear interest at 0.30%
  above 3-month LIBOR...................................................     98,000     98,000
Floating rate notes due July 1998. These notes bear interest at 0.25%
  above 3-month LIBOR and are payable to BTM............................     50,000     --
                                                                          ---------  ---------
    Total subordinated capital notes....................................  $ 348,000  $ 298,000
                                                                          ---------  ---------
                                                                          ---------  ---------

    All of the above notes qualify as Tier 2 risk-based capital under the Federal Reserve guidelines for assessing regulatory capital. For the total risk-based capital ratio, the amount of notes that qualify as

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 10--SUBORDINATED CAPITAL NOTES AND PREFERRED STOCK (CONTINUED) capital is reduced as the notes approach maturity. At December 31, 1997 and 1998, $239 million and $220 million, respectively, of the notes qualified as risk-based capital.

    Provisions of several of the notes restrict the use of the Company's property as security for borrowings, and place limitations on leases, indebtedness, distributions to shareholders, mergers, sales of certain assets, transactions with affiliates, and changes in majority stock ownership of the Company.

    The following table presents the maturities of subordinated capital notes.

(DOLLARS IN THOUSANDS)                                                                           DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------  -----------------
Years ending December 31, 2000.................................................................     $    98,000
Years after 2003...............................................................................         200,000
                                                                                                       --------
    Total......................................................................................     $   298,000
                                                                                                       --------
                                                                                                       --------

    At December 31, 1996, the Company had outstanding 1.35 million shares (or
5.4 million depositary shares) of 8 3/8 percent Noncumulative Preferred Stock, Series A (Preferred Stock) totaling $135 million. On September 3, 1997, the Company redeemed all 1.35 million outstanding shares of its Preferred Stock, reducing shareholders' equity by $135 million. The redemption price was equal to the stated value of $100 per share of Preferred Stock (equivalent to $25 per depositary share), plus $2 million in accrued and unpaid dividends to the redemption date. The redemption was funded by proceeds from the issuance of $200 million in subordinated capital notes in June 1997.

NOTE 11--DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

    The Company has a dividend reinvestment and stock purchase plan for shareholders. The plan allows shareholders to automatically reinvest all or part of their dividends in additional shares of the Company's common stock at a cost of 5 percent below the market price. Participating shareholders also have the option of purchasing additional shares at the full market price with cash payments of $25 to $3,000 per quarter. The Company obtains shares required for reinvestment through open market purchases or through the issuance of new shares from its authorized but unissued stock. During 1996, 1997 and 1998, 155,724, 131,127 and 83,727 shares, respectively, were required for dividend reinvestment purposes, of which 71,706, 3,687 and 5,166 shares were considered new issuances during 1996, 1997 and 1998, respectively. BTM did not participate in the plan in 1997 and 1998.

NOTE 12--MANAGEMENT STOCK PLAN

    The Company has a management stock plan (the Stock Plan) which has 6.6 million shares of the Company's common stock authorized to be awarded to key employees and outside directors of the Company and its subsidiaries at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the Committee). Committee members and employees on rotational assignment from BTM are not eligible for stock awards.

    The Committee determines the term of each stock option grant, up to a maximum of ten years from the date of grant. The exercise price of the options issued under the Stock Plan shall not be less than the fair market value on the date the option is granted. Unvested restricted stock issued under the Stock Plan

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 12--MANAGEMENT STOCK PLAN (CONTINUED) is shown as a reduction to retained earnings. The value of the restricted shares at the date of grant is amortized to compensation expense over its vesting period. All cancelled or forfeited options and restricted stock become available for future grants.

    In 1996, 1997 and 1998, the Company granted options to various key employees, including principal officers, under the Stock Plan. The stock options vest pro rata on each anniversary of the grant date and become fully exercisable three years from the grant date, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies, is permanently and totally disabled, or retires under certain grant, age, and service conditions.

    The following is a summary of stock option transactions under the Stock
Plan.

                                                       YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------------------------------------
                                     1996                        1997                        1998
                          --------------------------  --------------------------  --------------------------
                          NUMBER OF  WEIGHTED-AVERAGE NUMBER OF  WEIGHTED-AVERAGE NUMBER OF  WEIGHTED-AVERAGE
                           SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                          ---------  ---------------  ---------  ---------------  ---------  ---------------
Options outstanding,
  beginning of year.....  1,082,106     $   10.42     1,263,807     $   12.13     1,397,178     $   15.41
    Granted.............    277,200         18.29       441,900         22.13       533,850         35.08
    Exercised...........    (80,496)        10.69      (289,029)        10.84      (169,995)        13.34
    Forfeited...........    (15,003)        10.47       (19,500)        22.13       (20,952)        30.63
                          ---------                   ---------                   ---------
Options outstanding, end
  of year...............  1,263,807     $   12.13     1,397,178     $   15.41     1,740,081     $   21.47
                          ---------                   ---------                   ---------
                          ---------                   ---------                   ---------
Options exercisable, end
  of year...............    686,145     $   10.38       712,107     $   11.50       894,432     $   13.77
                          ---------                   ---------                   ---------
                          ---------                   ---------                   ---------

    The weighted-average fair value of options granted was $6.00 during 1996, $6.94 during 1997, and $11.99 during 1998.

    The following table summarizes information about stock options outstanding.

                    OPTIONS OUTSTANDING AT DECEMBER 31, 1998          OPTIONS EXERCISABLE AT
                ------------------------------------------------        DECEMBER 31, 1998
   RANGE OF                  WEIGHTED-AVERAGE                     ------------------------------
   EXERCISE       NUMBER        REMAINING      WEIGHTED-AVERAGE     NUMBER     WEIGHTED-AVERAGE
    PRICES      OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
--------------  -----------  ----------------  -----------------  -----------  -----------------
$ 6.67-9.08        214,008        4.4 years        $    8.51         214,008       $    8.51
 11.25-12.83       398,253              5.3            11.79         398,253           11.79
 18.29-22.13       608,220              7.7            20.73         274,371           20.15
    35.08          519,600              9.2            35.08           7,800           35.08
                -----------                                       -----------
                 1,740,081                                           894,432
                -----------                                       -----------
                -----------                                       -----------

    In 1996, 1997 and 1998, the Company also granted 133,440, 178,320 and 184,935 shares, respectively, of restricted stock to key officers, including executive officers, under the Stock Plan. The awards of restricted stock vest pro rata on each anniversary of the grant date and become fully vested four years from

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 12--MANAGEMENT STOCK PLAN (CONTINUED) the grant date, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies, is permanently and totally disabled, or retires under certain grant, age, and service conditions. Restricted shareholders have the right to vote their restricted shares and receive dividends.

    The following is a summary of restricted stock transactions under the Stock Plan.

                                                       YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------------------------------------
                                     1996                        1997                        1998
                          --------------------------  --------------------------  --------------------------
                                     WEIGHTED-AVERAGE            WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
                          NUMBER OF    GRANT DATE     NUMBER OF    GRANT DATE     NUMBER OF    GRANT DATE
                           SHARES      FAIR VALUE      SHARES      FAIR VALUE      SHARES      FAIR VALUE
                          ---------  ---------------  ---------  ---------------  ---------  ---------------
Restricted stock awards
  outstanding,
  beginning of year.....  1,044,951     $    8.99     1,166,820     $   10.04     1,337,217     $   11.59
    Granted.............    133,440         18.29       178,320         22.18       184,935         33.43
    Cancelled...........    (11,571)        10.78        (7,923)        20.08       (17,850)        24.58
                          ---------                   ---------                   ---------
Restricted stock awards
  outstanding, end of
  year..................  1,166,820     $   10.04     1,337,217     $   11.59     1,504,302     $   14.12
                          ---------                   ---------                   ---------
                          ---------                   ---------                   ---------
Restricted stock awards
  vested, end of year...    764,670     $    8.35       942,738     $    9.17     1,115,229     $   10.18
                          ---------                   ---------                   ---------
                          ---------                   ---------                   ---------

    At December 31, 1996, 1997 and 1998, 958,383, 3,365,586 and 2,685,603
shares, respectively, were available for future grants as either stock options or restricted stock under the Stock Plan.

    The Company follows the intrinsic value based method in accounting for its employee stock-based compensation plan. Accordingly, no compensation cost has been recognized for its stock option grants. Had compensation cost for the Company's stock-based plan been determined based on the fair value at the grant dates for awards under that plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have decreased to the pro forma amounts indicated in the following table. Options that were granted prior to January 1, 1995

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 12--MANAGEMENT STOCK PLAN (CONTINUED) with vesting periods in 1995 and later are excluded from the pro forma results indicated for 1996 in the following table.

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                     1996       1997       1998
--------------------------------------------------------------  ---------  ---------  ---------
Net income
  As reported.................................................  $ 249,458  $ 411,296  $ 466,461
  Pro forma...................................................    248,874    410,068    463,998
Net income applicable to common stock
  As reported.................................................  $ 238,152  $ 403,696  $ 466,461
  Pro forma...................................................    237,568    402,468    463,998
Net income per share--basic
  As reported.................................................  $    1.37  $    2.31  $    2.66
  Pro forma...................................................       1.36       2.30       2.65
Net income per share--diluted
  As reported.................................................  $    1.36  $    2.30  $    2.65
  Pro forma...................................................       1.36       2.30       2.64

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made in 1996, 1997 and 1998: risk-free interest rates of 6.3 percent in 1996, 6.6 percent in 1997, and 5.8 percent in 1998; expected volatility of 28 percent in 1996, 26 percent in 1997, and 29 percent in 1998; expected lives of 7, 6 and 6 years for 1996, 1997 and 1998, respectively; and expected dividend yields of 2.6 percent in 1996, 2.1 percent in 1997, and
1.5 percent in 1998.

    Effective January 1, 1997, the Company established a Performance Share Plan. Eligible participants may earn performance share awards to be redeemed in cash three years after the date of grant. Performance shares are linked to shareholder value in two ways: (1) the market price of the Company's common stock, and (2) return on assets, a performance measure closely linked to value creation. Eligible participants generally receive grants of performance shares annually. The total number of performance shares granted under the plan cannot exceed 600,000. The Company granted 14,400 shares in 1997 and 24,900 shares in 1998. In 1998, 2,400 performance shares were forfeited. The value of a performance share is equal to the market price of the Company's common stock. All cancelled or forfeited performance shares become available for future grants.

NOTE 13--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. All of the fair values presented below are as of their respective period ends and have been made under this definition of fair value unless otherwise disclosed.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 13--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

    It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 1997 and 1998, as more fully described below. It should be noted that the operations of the Company are managed on a going concern basis and not on a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of an institution's inherent value is its capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values that follow.

    The table below presents the carrying value and fair value of the specified assets and liabilities held by the Company.

                                                                  DECEMBER 31,
                                               --------------------------------------------------
                                                         1997                      1998
                                               ------------------------  ------------------------
                                                CARRYING                  CARRYING
(DOLLARS IN THOUSANDS)                            VALUE     FAIR VALUE      VALUE     FAIR VALUE
---------------------------------------------  -----------  -----------  -----------  -----------
ASSETS
  Cash and cash equivalents..................  $3,199,455   $ 3,199,455  $2,678,478   $ 2,678,478
  Trading account assets.....................     394,313       394,313     267,718       267,718
  Securities available for sale..............   2,538,386     2,538,386   3,638,532     3,638,532
  Securities held to maturity................     188,775       193,115     160,513       163,244
  Loans, net of allowance for credit
    losses(1)................................  21,419,718    21,189,820  22,808,435    22,568,873
LIABILITIES
  Deposits:
    Noninterest bearing......................   8,849,544     8,849,544  10,179,405    10,179,405
    Interest bearing.........................  14,446,830    14,453,029  14,328,474    14,343,972
                                               -----------  -----------  -----------  -----------
      Total deposits.........................  23,296,374    23,302,573  24,507,879    24,523,377
  Borrowed funds.............................   2,778,469     2,775,531   3,083,654     3,081,418
  Subordinated capital notes.................     348,000       348,000     298,000       298,000

------------------------------

(1)  Excludes lease financing.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 13--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    SECURITIES: The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Securities available for sale are carried at their aggregate fair value, while securities held to maturity are carried at amortized cost.

    LOANS: The fair value for performing fixed and non-reference rate loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities and, where available, discount rates were based on current market rates.

    The fair value of performing loans tied to the Company's reference rate with normal credit risk is assumed to approximate their book value. The fair value for these floating rate loans with increasing credit risk was estimated by calculating their present value using a yield the Company would currently require for loans with similar terms to borrowers with similar credit quality.

    Loans that are on nonaccrual status were not included in the loan valuation methods discussed previously. The fair value of these assets was estimated assuming these loans were sold on a liquidation basis.

    The fair value of performing mortgage loans was based on quoted market prices for loans with similar credit and interest rate risk characteristics.

    The fair value of performing credit card loans and credit lines is assumed to approximate their book value. For credit lines and credit card loans that were past due at December 31, 1997 and 1998, the fair value was estimated by segregating them according to their past due status and then discounting them based on the Company's historical probability of loss.

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

    BORROWED FUNDS: The book values of federal funds purchased and securities sold under repurchase agreements and other short-term borrowings are assumed to approximate their fair value due to their limited duration characteristics. The fair value for commercial paper and term federal funds purchased was estimated using market quotes.

    SUBORDINATED CAPITAL NOTES: The fair value of fixed-rate subordinated capital notes was estimated using discounted cash flows based on market rates for A-rated bank borrowings. The book values for variable-rate subordinated capital notes are assumed to approximate fair market value.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 14-- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    The Company is a party to certain derivative and other financial instruments that are not reflected on the balance sheet but represent obligations or assets of the Company in the normal course of business. These financial instruments are used for trading activities of the Company, to meet the needs of customers, and to reduce the impact on the Company's operating results due to market fluctuations in currency or interest rates.

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

    DERIVATIVE INSTRUMENTS

    The fair value of the derivative financial instruments was calculated based on quoted market prices where available. If quoted market prices were not available, the Company used the estimated amount it would receive or pay to offset or terminate the agreements at December 31, 1998 based upon the terms of such contracts relative to prevailing interest rates.

    TRADING ACTIVITIES IN DERIVATIVE INSTRUMENTS

    The following table reflects the Company's positions relating to trading activities in derivative instruments. Trading activities include both activities for the Company's own account and for customers. At December 31, 1997 and 1998, the majority of the Company's derivative transactions for customers are hedged with essentially offsetting contracts with other counterparties. The average fair value of derivatives held or written for trading purposes during the year is not significant. The notional amount of derivative instruments reflects the extent of the Company's involvement in these instruments. For interest rate swap, cap and floor agreements, notional amounts do not represent exposure to credit or market risk. Notional amounts are not exchanged, but serve as a point of reference for calculating payments.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 14-- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)
    The following is a summary of derivative instruments held or written for trading purposes.

                                                                                 DECEMBER 31,
                                                   ------------------------------------------------------------------------
                                                                  1997                                 1998
                                                   -----------------------------------  -----------------------------------
                                                     NOTIONAL     CREDIT    ESTIMATED     NOTIONAL     CREDIT    ESTIMATED
(DOLLARS IN THOUSANDS)                               AMOUNTS      RISK(1)   FAIR VALUE    AMOUNTS      RISK(1)   FAIR VALUE
-------------------------------------------------  ------------  ---------  ----------  ------------  ---------  ----------
HELD OR WRITTEN FOR TRADING PURPOSES AND CUSTOMER
  ACCOMMODATIONS
Foreign exchange forward contracts:
  Commitments to purchase........................  $    531,330  $     366  $  (34,304) $    451,123  $  22,297  $   20,675
  Commitments to sell............................       709,512     40,671      40,274       553,351      1,878     (21,599)
Foreign exchange OTC options:
  Options purchased..............................        46,533     --            (634)        3,000          1           1
  Options written................................        46,533        637         637         3,000     --              (1)
Currency swap agreements:
  Commitments to pay.............................        55,725     --          (5,971)       36,725      1,546       1,546
  Commitments to receive.........................        55,725      5,971       5,971        36,725     --          (1,436)
Interest rate contracts:
  Caps purchased.................................     1,189,791        796         796     1,031,599      1,453       1,453
  Floors purchased...............................       119,000        612         612       186,564        926         926
  Caps written...................................     1,189,791         --        (796)    1,031,599     --          (1,453)
  Floors written.................................       119,000     --            (612)      186,564     --            (926)
  Swap contracts:
    Pay variable/receive variable................        58,000        301      --            58,000        306      --
    Pay fixed/receive variable...................       976,180        364     (29,579)    1,040,042      1,049     (41,593)
    Pay variable/receive fixed...................       976,180     30,240      29,926     1,040,042     44,360      43,430

------------------------------

(1) Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by counterparties.

    ASSET AND LIABILITY MANAGEMENT DERIVATIVE INSTRUMENTS

    Derivative positions are integral components of the Company's designated asset and liability management activities. Therefore, the Company does not believe it is meaningful to separately analyze the derivative components of its risk management activities in isolation from related positions. The Company uses interest rate derivative instruments as part of its management of asset and liability positions. Derivatives are used to manage interest rate risk relating to specified groups of assets and liabilities, including LIBOR based commercial loans, deposit liabilities, and certain subordinated capital notes. The Company uses foreign currency forward contracts as a means of managing foreign exchange rate risk associated with assets or liabilities denominated in foreign currencies.

    The following table reflects summary information on derivative contracts used to hedge or modify the Company's risk as of December 31, 1997 and 1998. Amounts included in the fair value column do not include gains or losses from changes in the value of the underlying asset or liability being hedged. Notional

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 14-- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)
amounts are not exchanged, but serve as a point of reference for calculating payments. For interest rate swap, cap and floor agreements, notional amounts do not represent exposure to credit or market risk.

                                                                      DECEMBER 31,
                           --------------------------------------------------------------------------------------------------
                                                 1997                                              1998
                           ------------------------------------------------  ------------------------------------------------
                                      UNAMORTIZED                                        UNAMORTIZED
                                        PREMIUM                                            PREMIUM
                           NOTIONAL      PAID        CREDIT      ESTIMATED   NOTIONAL       PAID        CREDIT     ESTIMATED
(DOLLARS IN THOUSANDS)      AMOUNTS   (RECEIVED)     RISK(1)    FAIR VALUE    AMOUNTS    (RECEIVED)     RISK(1)   FAIR VALUE
-------------------------  ---------  -----------  -----------  -----------  ---------  -------------  ---------  -----------
HELD FOR ASSET AND
  LIABILITY MANAGEMENT
  PURPOSES
Foreign exchange forward
  contracts:
  Commitments to
    purchase.............  $ 341,298   $  --        $     862    $  (5,055)  $ 233,380    $  --        $   2,185   $     989
  Commitments to sell....     51,754      --               35         (822)     53,607       --              235         145
Currency swap agreements:
  Commitments to pay.....     26,400      --            2,590        2,590      25,432       --           --          (1,104)
Interest rate contracts:
  Caps purchased.........     15,420      --           --           --          --           --           --          --
  Floors purchased.......  3,550,000      11,730        4,040        4,040   2,350,000        5,737       24,303      24,303
  Caps written...........    250,000        (335)         273          273      --           --           --          --
  Floors written.........  1,850,000        (534)      --           (1,309)  1,350,000       --           --          (3,740)
  Swap contracts:
    Pay variable/receive
      fixed..............    575,000      --            2,302        2,302     525,000       --            9,755       9,755

------------------------------

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

    Standby letters of credit are provided to customers to assure their performance to a third party, generally in the production of goods and services or under contractual commitments in the financial markets. Commercial letters of credit are issued to customers to facilitate foreign or domestic trade transactions. The Company charges fees for the issuance of standby and commercial letters of credit. The majority of these types of commitments have terms of one year or less and any fees charged are recognized

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 14-- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)
as noninterest income upon extension of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers and is represented by the contractual amount of those instruments. When deemed necessary, the Company holds appropriate collateral supporting those commitments. Management does not anticipate any material losses as a result of these transactions.

    The Company uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance sheet instruments, by evaluating customers' credit worthiness. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's evaluation of the customer. The nature of the collateral varies but may include deposits held in financial institutions, marketable securities, accounts receivable, inventory, property and equipment, and real estate. The Company also provides for potential losses from either commitments to extend credit or standby letters of credit as a component of its evaluation in determining the adequacy of its allowance for credit losses and resulting level of provision charged against current period earnings.

    The Company's pricing of these financial instruments is based on the credit quality and other covenants or requirements. Management believes that the current fees assessed on these off-balance sheet items represent market rates that would be charged for similar agreements. Based on this belief, the Company feels that the carrying amounts are reasonable estimates of the fair value of these financial instruments. At December 31, 1997 and 1998, fair value represents management's estimate of the unamortized fee income associated with these instruments. The following is a summary of other financial instruments with off-balance sheet risk.

                                                                   DECEMBER 31,
                                                    ------------------------------------------
                                                            1997                  1998
                                                    --------------------  --------------------
                                                    CONTRACTUAL   FAIR    CONTRACTUAL   FAIR
(DOLLARS IN THOUSANDS)                                AMOUNTS     VALUE     AMOUNTS     VALUE
--------------------------------------------------  -----------  -------  -----------  -------
Commitments to extend credit......................  $15,111,062  $27,571  $14,850,571  $36,592
Standby letters of credit.........................    2,289,878    5,776    2,215,476    8,523
Other letters of credit...........................      314,594    --         305,842    --

    The Company conducts securities lending transactions for institutional customers as a fully disclosed agent, and, at times, indemnifies its customers against counterparty default. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnification was $1,268 million and $1,259 million at December 31, 1997 and 1998, respectively. The market value of the associated collateral was $1,294 million and $1,284 million at December 31, 1997 and 1998, respectively.

NOTE 15-- RESTRICTIONS ON CASH AND DUE FROM BANKS, SECURITIES, LOANS AND
       DIVIDENDS

    Federal Reserve Board regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. Average reserve balances were approximately $339 million and $229 million for the years ended December 31, 1997 and 1998, respectively.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 15-- RESTRICTIONS ON CASH AND DUE FROM BANKS, SECURITIES, LOANS AND DIVIDENDS (CONTINUED)
    As of December 31, 1997 and 1998, securities carried at $1.7 billion for each of the years, and loans of $2.6 billion and $2.5 billion, respectively, were pledged as collateral for borrowings, to secure public and trust department deposits, and for repurchase agreements as required by contract or law.

    The Federal Reserve Act restricts the extension of credit by the Bank to BTM and affiliates and to the Company and its non-bank subsidiaries and requires that such loans be secured by certain types of collateral. At December 31, 1998, $67 million remained outstanding on three Bankers Commercial Corporation notes payable to the Bank, and $7 million remained outstanding on a UnionBanCal Leasing Corporation note payable to the Bank. The respective notes were fully collateralized with equipment leases pledged by both Bankers Commercial Corporation and UnionBanCal Leasing Corporation.

    The payment of dividends by the Bank to the Company is subject to the approval of the Office of the Comptroller of the Currency (OCC) if the total of all dividends declared in any calendar year exceeds certain calculated amounts. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC. At December 31, 1998, the Bank could have declared dividends aggregating $354 million without prior regulatory approval.

NOTE 16--REGULATORY CAPITAL REQUIREMENTS

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

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank met all capital adequacy requirements to which they are subject.

    As of December 31, 1997 and 1998, the most recent notification from the OCC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 16--REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

    The Company's and the Bank's capital amounts and ratios are presented in the following tables.

                                                                          FOR CAPITAL
                          ACTUAL                                       ADEQUACY PURPOSES
                     -----------------                          ------------------------------
(DOLLARS IN
THOUSANDS)             AMOUNT   RATIO                 AMOUNT                                   RATIO
-------------------- ---------- ------          ------------------                            -------
CAPITAL RATIOS FOR
  THE COMPANY:
As of December 31,
  1997:
Total capital (to
  risk-weighted
  assets)........... $3,188,173  11.05%    greater than/equal to $2,308,988                   greater than/equal to 8.0%
Tier 1 capital (to
  risk-weighted
  assets)...........  2,587,071   8.96     greater than/equal to  1,154,494                   greater than/equal to 4.0
Tier 1 capital (to
  quarterly average
  assets)(1)........  2,587,071   8.53     greater than/equal to  1,213,381                   greater than/equal to 4.0
As of December 31,
  1998
Total capital (to
  risk-weighted
  assets)........... $3,570,803  11.61%    greater than/equal to $2,460,243                   greater than/equal to 8.0%
Tier 1 capital (to
  risk-weighted
  assets)...........  2,965,865   9.64     greater than/equal to  1,230,122                   greater than/equal to 4.0
Tier 1 capital (to
  quarterly average
  assets)(1)........  2,965,865   9.38     greater than/equal to  1,265,081                   greater than/equal to 4.0

------------------------------
(1)  Excludes certain intangible assets.

                                                                                        FOR CAPITAL
                                               ACTUAL                                ADEQUACY PURPOSES
                                          -----------------                     ---------------------------
(DOLLARS IN THOUSANDS)                      AMOUNT    RATIO               AMOUNT                            RATIO
----------------------------------------  ----------  -----          ----------------                      -------
CAPITAL RATIOS FOR THE BANK:
As of December 31, 1997:
Total capital (to risk-weighted
  assets)...............................  $3,025,030  10.58%  greater than/equal to $2,286,296       greater than/equal to 8.0%
Tier 1 capital (to risk-weighted
  assets)...............................   2,527,468   8.84   greater than/equal to  1,143,148       greater than/equal to 4.0
Tier 1 capital (to quarterly average
  assets)(1)............................   2,527,468   8.35   greater than/equal to  1,210,898       greater than/equal to 4.0
As of December 31, 1998
Total capital (to risk-weighted
  assets)...............................  $3,396,596  11.16%  greater than/equal to $2,433,917       greater than/equal to 8.0%
Tier 1 capital (to risk-weighted
  assets)...............................   2,895,757   9.52   greater than/equal to  1,216,959       greater than/equal to 4.0
Tier 1 capital (to quarterly average
  assets)(1)............................   2,895,757   9.21   greater than/equal to  1,257,875       greater than/equal to 4.0

                                                               TO BE WELL CAPITALIZED
                                                               UNDER PROMPT CORRECTIVE
                                                                  ACTION PROVISIONS
                                                            ----------------------------
(DOLLARS IN THOUSANDS)                                 AMOUNT                            RATIO

----------------------------------------          ----------------                      --------

CAPITAL RATIOS FOR THE BANK:
As of December 31, 1997:
Total capital (to risk-weighted
  assets)...............................   greater than/equal to $2,857,870      greater than/equal to 10.0%

Tier 1 capital (to risk-weighted
  assets)...............................   greater than/equal to  1,714,722      greater than/equal to  6.0

Tier 1 capital (to quarterly average
  assets)(1)............................   greater than/equal to  1,513,622      greater than/equal to  5.0

As of December 31, 1998
Total capital (to risk-weighted
  assets)...............................   greater than/equal to $3,042,396      greater than/equal to 10.0%

Tier 1 capital (to risk-weighted
  assets)...............................   greater than/equal to  1,825,438      greater than/equal to  6.0

Tier 1 capital (to quarterly average
  assets)(1)............................   greater than/equal to  1,572,343      greater than/equal to  5.0


------------------------------
(1)  Excludes certain intangible assets.

NOTE 17--EARNINGS PER SHARE

    Basic EPS is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding adjusted for common stock equivalents, which include

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 17--EARNINGS PER SHARE (CONTINUED)
stock options. The following table presents a reconciliation of basic and diluted EPS for the years ended December 31, 1996, 1997 and 1998, in accordance with SFAS No. 128:

                                                                               DECEMBER 31,
                                                 ------------------------------------------------------------------------
                                                          1996                     1997                     1998
                                                 ----------------------  ------------------------  ----------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)      BASIC      DILUTED      BASIC       DILUTED       BASIC      DILUTED
-----------------------------------------------  ----------  ----------  ----------  ------------  ----------  ----------
Net income.....................................  $  249,458  $  249,458  $  411,296   $  411,296   $  466,461  $  466,461
Less: Dividends on preferred stock.............     (11,306)    (11,306)     (7,600)      (7,600)      --          --
                                                 ----------  ----------  ----------  ------------  ----------  ----------
Income available to common shareholders........  $  238,152  $  238,152  $  403,696   $  403,696   $  466,461  $  466,461
                                                 ----------  ----------  ----------  ------------  ----------  ----------
                                                 ----------  ----------  ----------  ------------  ----------  ----------
Weighted average common shares outstanding.....     174,391     174,391     174,683      174,683      175,127     175,127
Additional shares due to:
Assumed conversion of dilutive stock options...      --             393      --              506       --             610
                                                 ----------  ----------  ----------  ------------  ----------  ----------
Adjusted weighted average common shares
  outstanding..................................     174,391     174,784     174,683      175,189      175,127     175,737
                                                 ----------  ----------  ----------  ------------  ----------  ----------
                                                 ----------  ----------  ----------  ------------  ----------  ----------
Net income per share...........................  $     1.37  $     1.36  $     2.31   $     2.30   $     2.66  $     2.65
                                                 ----------  ----------  ----------  ------------  ----------  ----------
                                                 ----------  ----------  ----------  ------------  ----------  ----------

    Options to purchase 277,200 shares of common stock at $18 per share and options to purchase 519,600 shares of common stock at $35 per share were outstanding but not included in the computation of diluted EPS in 1996 and 1998, respectively. There were no anti-dilutive options in 1997.

NOTE 18--ACCUMULATED OTHER COMPREHENSIVE INCOME

    The following is a summary of the components of accumulated other comprehensive income:

                                                                     FOREIGN                NET UNREALIZED GAINS (LOSSES)
                                                              CURRENCY TRANSLATION         ON SECURITIES AVAILABLE FOR SALE
                                                        ---------------------------------  --------------------------------
                                                            YEARS ENDED DECEMBER 31,           YEARS ENDED DECEMBER 31,
                                                        ---------------------------------  --------------------------------
(DOLLARS IN THOUSANDS)                                    1996        1997        1998        1996       1997       1998
------------------------------------------------------  ---------  ----------  ----------  ----------  ---------  ---------
Beginning balance.....................................  $  (1,240) $   (3,183) $  (12,458) $   24,900  $  14,064  $  19,886
Change during the year................................     (1,943)     (9,275)      2,807     (10,836)     5,822      9,223
                                                        ---------  ----------  ----------  ----------  ---------  ---------
Ending balance........................................  $  (3,183) $  (12,458) $   (9,651) $   14,064  $  19,886  $  29,109
                                                        ---------  ----------  ----------  ----------  ---------  ---------
                                                        ---------  ----------  ----------  ----------  ---------  ---------

                                                        MINIMUM PENSION                 ACCUMULATED OTHER
                                                      LIABLITY ADJUSTMENT          COMPREHENSIVE INCOME (LOSS)
                                                -------------------------------  -------------------------------
                                                   YEARS ENDED DECEMBER 31,         YEARS ENDED DECEMBER 31,
                                                -------------------------------  -------------------------------
(DOLLARS IN THOUSANDS)                            1996       1997       1998       1996       1997       1998
----------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Beginning balance.............................  $  --      $  --      $  --      $  23,660  $  10,881  $   7,428
Change during the year........................     --         --         (1,748)   (12,779)    (3,453)    10,282
                                                ---------  ---------  ---------  ---------  ---------  ---------
Ending balance................................  $  --      $  --      $  (1,748) $  10,881  $   7,428  $  17,710
                                                ---------  ---------  ---------  ---------  ---------  ---------
                                                ---------  ---------  ---------  ---------  ---------  ---------

NOTE 19--CONTINGENCIES

    The Company is subject to various pending and threatened legal actions that arise in the normal course of business. The Company maintains reserves for losses from legal actions that are both probable and estimable. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 20--TRANSACTIONS WITH AFFILIATES

    The Company had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTM and with its affiliates and associates. During 1996, 1997 and

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 20--TRANSACTIONS WITH AFFILIATES (CONTINUED)
1998, such transactions included, but were not limited to, origination, participation, servicing and remarketing of loans and leases, purchase and sale of acceptances, interest rate derivatives and foreign exchange transactions, funds transfers, custodianships, electronic data processing, investment advice and management, deposits and credit examination, and trust services. In the opinion of management, such transactions were made at prevailing rates, terms, and conditions and do not involve more than the normal risk of collectibility or present other unfavorable features. In addition, some compensation for services rendered to the Company is paid to the expatriate officers from BTM, and reimbursed by the Company to BTM under a services agreement.

NOTE 21--BUSINESS SEGMENTS

    The Company is organized based on the products and services that it offers and operates in five principal areas:

    - The Community Banking Group provides loan products and deposit services primarily to consumers and small businesses.

    - The Commercial Financial Services Group provides a wide variety of banking services, principally loans, to commercial customers.

    - The International Banking Group provides trade-finance products to banks, and extends primarily short-term credit to corporations engaged in international business. The group's revenue predominately relates to foreign customers.

    - The Trust and Private Financial Services Group principally provides fiduciary, private banking, investment and asset management services for individuals and institutions.

    - The Global Markets Group manages the Company's securities portfolio, trading operations, wholesale funding needs, and interest rate and liquidity risk.

    The information, set forth in the table on page F-87, reflects the condensed income statements and a selected balance sheet item by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other companies.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 21--BUSINESS SEGMENTS (CONTINUED)

    The information in this table is derived from the internal management reporting system used by management to measure the performance of the segments and the Company overall. The management reporting system assigns balance sheet and income statement items to each segment based on internal management accounting policies. Net interest income is determined by the Company's internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to a segment are assigned to that business. Indirect costs, such as overhead, operations, and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. The provision for credit losses is allocated based on the formula and specific reserves and the net chargeoffs for each respective segment. Equity is allocated based on a combination of regulatory requirements and management's assessment of economic risk factors, primarily credit, operating, foreign exchange, and interest rate risk. Depreciation and capital expenditures are not used by management when measuring the performance of the segments.

    "Other" is comprised of goodwill, merger and integration expense, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent amounts, the unallocated allowance and related provision for credit losses, the net impact of transfer pricing, the earnings associated with the unallocated equity capital, and the residual costs of support groups. In addition, it includes two units, the Credit and Compliance Group, which manages nonperforming assets, and the Pacific Rim Group, which offers financial products to Asian-owned subsidiaries located in the U.S. On an individual basis, none of the items in "Other" are significant to our business.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 21--BUSINESS SEGMENTS (CONTINUED)

                                                                          COMMUNITY                COMMERCIAL FINANCIAL
                                                                        BANKING GROUP                 SERVICES GROUP
                                                                 ----------------------------  ----------------------------
                                                                   YEARS ENDED DECEMBER 31,      YEARS ENDED DECEMBER 31,
                                                                 ----------------------------  ----------------------------
                                                                   1996      1997      1998      1996      1997      1998
                                                                 --------  --------  --------  --------  --------  --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
  Net interest income..........................................  $658,144  $682,782  $673,463  $401,912  $440,804  $494,713
  Noninterest income...........................................   133,559   142,944   178,208    78,238   100,316   109,520
                                                                 --------  --------  --------  --------  --------  --------
  Total revenue................................................   791,703   825,726   851,671   480,150   541,120   604,233

  Noninterest expense..........................................   577,655   568,031   596,714   201,870   231,906   257,124
  Credit expense (income)......................................    35,644    57,870     4,300    14,362    18,872    21,316
                                                                 --------  --------  --------  --------  --------  --------
  Income before income tax expense and performance center
    earnings (expense)(1)......................................   178,404   199,825   250,657   263,918   290,342   325,793
  Performance center earnings (expense)(1).....................     7,688    10,040     7,769     4,141     3,926     2,270
                                                                 --------  --------  --------  --------  --------  --------
  Income (loss) before income tax expense......................   186,092   209,865   258,426   268,059   294,268   328,063
  Income tax expense (benefit).................................    75,319    86,063   102,138   108,494   120,676   127,854
                                                                 --------  --------  --------  --------  --------  --------
  Net income (loss)............................................  $110,773  $123,802  $156,288  $159,565  $173,592  $200,209
                                                                 --------  --------  --------  --------  --------  --------
                                                                 --------  --------  --------  --------  --------  --------
  Total assets (DOLLARS IN MILLIONS)...........................  $ 10,511  $ 10,783  $ 10,230  $  9,940  $ 11,172  $ 13,543
                                                                 --------  --------  --------  --------  --------  --------
                                                                 --------  --------  --------  --------  --------  --------

                                                                                                    TRUST AND PRIVATE
                                                                 INTERNATIONAL BANKING GROUP     FINANCIAL SERVICES GROUP
                                                                 ----------------------------  ----------------------------

                                                                   YEARS ENDED DECEMBER 31,      YEARS ENDED DECEMBER 31,
                                                                 ----------------------------  ----------------------------
                                                                   1996      1997      1998      1996      1997      1998
                                                                 --------  --------  --------  --------  --------  --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
  Net interest income..........................................  $ 48,175  $ 49,405  $ 55,741  $ 11,539  $ 20,995  $ 22,979
  Noninterest income...........................................    62,373    62,238    65,834   110,182   128,100   145,593
                                                                 --------  --------  --------  --------  --------  --------
  Total revenue................................................   110,548   111,643   121,575   121,721   149,095   168,572
  Noninterest expense..........................................    72,719    64,874    66,967   108,495   123,102   134,977
  Credit expense (income)......................................    (4,361)      234    11,304       927       155       345
                                                                 --------  --------  --------  --------  --------  --------
  Income before income tax expense and performance center
    earnings (expense)(1)......................................    42,190    46,535    43,304    12,299    25,838    33,250
  Performance center earnings (expense)(1).....................    (6,917)   (3,759)   (4,087)     (674)   (1,472)      122
                                                                 --------  --------  --------  --------  --------  --------
  Income (loss) before income tax expense......................    35,273    42,776    39,217    11,625    24,366    33,372
  Income tax expense (benefit).................................    14,276    17,542    14,773     4,705     9,992    13,133
                                                                 --------  --------  --------  --------  --------  --------
  Net income (loss)............................................  $ 20,997  $ 25,234  $ 24,444  $  6,920  $ 14,374  $ 20,239
                                                                 --------  --------  --------  --------  --------  --------
                                                                 --------  --------  --------  --------  --------  --------
  Total assets (DOLLARS IN MILLIONS)...........................  $  2,558  $  2,657  $  1,717  $    241  $    283  $    374
                                                                 --------  --------  --------  --------  --------  --------
                                                                 --------  --------  --------  --------  --------  --------

                                                            GLOBAL MARKETS GROUP                 OTHER
                                                         ---------------------------  ----------------------------
                                                          YEARS ENDED DECEMBER 31,      YEARS ENDED DECEMBER 31,
                                                         ---------------------------  ----------------------------
                                                           1996      1997     1998      1996      1997      1998
                                                         --------  --------  -------  --------  --------  --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
  Net interest income..................................  $ 13,342  $ 25,348  $35,472  $ 35,466  $ 12,348  $ 35,855
  Noninterest income...................................    22,101    21,189   29,854    12,223     8,214     4,522
                                                         --------  --------  -------  --------  --------  --------
  Total revenue........................................    35,443    46,537   65,326    47,689    20,562    40,377

  Noninterest expense..................................    20,535    22,574   26,718   153,630    34,178    52,718
  Credit expense (income)..............................     --        --       --       (6,572)  (77,131)    7,735
                                                         --------  --------  -------  --------  --------  --------
  Income before income tax expense and performance
    center earnings (expense)(1).......................    14,908    23,963   38,608   (99,369)   63,515   (20,076)
  Performance center earnings (expense)(1).............   (10,236)  (10,194)  (9,231)    5,998     1,459     3,157
                                                         --------  --------  -------  --------  --------  --------
  Income (loss) before income tax expense..............     4,672    13,769   29,377   (93,371)   64,974   (16,919)
  Income tax expense (benefit).........................     1,891     5,647   11,608   (41,793)   (1,198)  (64,431)
                                                         --------  --------  -------  --------  --------  --------
  Net income (loss)....................................  $  2,781  $  8,122  $17,769  $(51,578) $ 66,172  $ 47,512
                                                         --------  --------  -------  --------  --------  --------
                                                         --------  --------  -------  --------  --------  --------
  Total assets (DOLLARS IN MILLIONS)...................  $  4,565  $  3,961  $ 4,479  $  1,419  $  1,729  $  1,933
                                                         --------  --------  -------  --------  --------  --------
                                                         --------  --------  -------  --------  --------  --------

                                                              UNIONBANCAL CORPORATION
                                                         ----------------------------------

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            1996        1997        1998
                                                         ----------  ----------  ----------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
  Net interest income..................................  $1,168,578  $1,231,682  $1,318,223
  Noninterest income...................................     418,676     463,001     533,531
                                                         ----------  ----------  ----------
  Total revenue........................................   1,587,254   1,694,683   1,851,754
  Noninterest expense..................................   1,134,904   1,044,665   1,135,218
  Credit expense (income)..............................      40,000      --          45,000
                                                         ----------  ----------  ----------
  Income before income tax expense and performance
    center earnings (expense)(1).......................     412,350     650,018     671,536
  Performance center earnings (expense)(1).............      --          --          --
                                                         ----------  ----------  ----------
  Income (loss) before income tax expense..............     412,350     650,018     671,536
  Income tax expense (benefit).........................     162,892     238,722     205,075
                                                         ----------  ----------  ----------
  Net income (loss)....................................  $  249,458  $  411,296  $  466,461
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------
  Total assets (DOLLARS IN MILLIONS)...................  $   29,234  $   30,585  $   32,276
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------

----------------------------------

(1) Performance center earnings (expense) represent the allocation of net interest income, noninterest income and noninterest expense between the business segments for products and services originated in one segment but managed by another.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 22-- CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                        --------------------------
(DOLLARS IN THOUSANDS)                                                                      1997          1998
--------------------------------------------------------------------------------------  ------------  ------------
ASSETS
  Cash and due from banks.............................................................  $     66,872  $    123,976
  Investment in and advances to subsidiaries..........................................     2,879,898     3,264,207
  Other assets........................................................................         7,971         5,252
                                                                                        ------------  ------------
    Total assets......................................................................  $  2,954,741  $  3,393,435
                                                                                        ------------  ------------
                                                                                        ------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Commercial paper....................................................................  $    --       $     99,958
  Subordinated capital notes..........................................................       250,000       200,000
  Other liabilities...................................................................        25,442        35,233
                                                                                        ------------  ------------
    Total liabilities.................................................................       275,442       335,191
  Shareholders' equity................................................................     2,679,299     3,058,244
                                                                                        ------------  ------------
    Total liabilities and shareholders' equity........................................  $  2,954,741  $  3,393,435
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 22-- CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
(DOLLARS IN THOUSANDS)                                            1996       1997       1998
--------------------------------------------------------------  ---------  ---------  ---------
INCOME:
  Dividends from bank subsidiary..............................  $ 270,662  $  85,660  $  98,159
  Dividends from nonbank subsidiaries.........................        421     --         23,000
  Interest income on advances to subsidiaries and deposits in
    bank......................................................     24,366     12,217     11,744
  Other income................................................        959      1,040        404
                                                                ---------  ---------  ---------
      Total income............................................    296,408     98,917    133,307
                                                                ---------  ---------  ---------
EXPENSE:
  Interest expense............................................     22,220     11,174     15,573
  Other expense, net..........................................      1,072      1,583      2,706
                                                                ---------  ---------  ---------
      Total expense...........................................     23,292     12,757     18,279
                                                                ---------  ---------  ---------
  Income before income taxes and equity in undistributed net
    income of subsidiaries....................................    273,116     86,160    115,028
  Income tax expense (benefit)................................        889        204     (2,346)
                                                                ---------  ---------  ---------
  Income before equity in undistributed net income of
    subsidiaries..............................................    272,227     85,956    117,374
  Equity in undistributed net income (loss) of subsidiaries:
    Bank subsidiary(1)........................................    (32,894)   314,739    360,738
    Nonbank subsidiaries(2)...................................     10,125     10,601    (11,651)
                                                                ---------  ---------  ---------
NET INCOME....................................................  $ 249,458  $ 411,296  $ 466,461
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

------------------------------

(1) In 1996, the amount represents dividends distributed by the Bank in excess of its 1996 net income.

(2) In 1998, the amount represents dividends distributed by nonbank subsidiaries in excess of their 1998 net income.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 22-- CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
CONDENSED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED DECEMBER 31,
                                                                         -------------------------------
(DOLLARS IN THOUSANDS)                                                     1996       1997       1998
-----------------------------------------------------------------------  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................................  $ 249,458  $ 411,296  $ 466,461
  Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in undistributed (earnings) losses of subsidiaries..........     22,769   (325,340)  (349,087)
    Other, net.........................................................     (3,772)     1,059     (6,007)
                                                                         ---------  ---------  ---------
        Net cash provided by operating activities......................    268,455     87,015    111,367
                                                                         ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to subsidiaries.............................................    (12,779)  (130,805)   (34,747)
  Repayment of advances to subsidiaries................................     70,000     76,104     18,088
  Sales and maturities of securities...................................        322     --         --
                                                                         ---------  ---------  ---------
        Net cash provided (used) by investing activities...............     57,543    (54,701)   (16,659)
                                                                         ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in short term borrowings.....................   (632,296)    --         99,958
  Proceeds from reduction of investment in subsidiary equity...........      3,966     --         --
  Maturity and redemption of subordinated capital notes and long term
    debt...............................................................    (70,000)   (50,000)   (50,000)
  Proceeds from issuance of subordinated capital notes.................     --        200,000     --
  Payments of cash dividends...........................................   (182,652)   (93,303)   (98,160)
  Redemption of preferred stock........................................     --       (135,000)    --
  Other, net...........................................................     17,813      9,119     10,598
                                                                         ---------  ---------  ---------
        Net cash used by financing activities..........................   (863,169)   (69,184)   (37,604)
                                                                         ---------  ---------  ---------
Net increase (decrease) in cash and due from banks.....................   (537,171)   (36,870)    57,104
Cash and due from banks at beginning of year...........................    640,913    103,742     66,872
                                                                         ---------  ---------  ---------
Cash and due from banks at end of year.................................  $ 103,742  $  66,872  $ 123,976
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------
CASH PAID (RECEIVED) DURING THE YEAR FOR:
  Interest.............................................................  $  25,785  $   9,814  $  16,056
  Income taxes.........................................................       (198)     1,148     (4,836)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Dividends declared but unpaid........................................  $  20,383  $  24,528  $  33,300

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 23--SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Certain amounts in the following unaudited quarterly financial information have been reclassified to conform with current presentation. In the opinion of management, all adjustments necessary to fairly present the results of operations have been made.

                                                                 1997 QUARTERS ENDED
                                                    ----------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)       MARCH 31  JUNE 30   SEPTEMBER 30   DECEMBER 31
--------------------------------------------------  --------  --------  ------------   -----------
Interest income...................................  $485,031  $504,663    $520,237      $523,530
Interest expense..................................   191,000   197,647     207,983       205,149
                                                    --------  --------  ------------   -----------
Net interest income...............................   294,031   307,016     312,254       318,381
Provision for credit losses.......................     --        --         --            --
Noninterest income................................   114,786   111,021     116,820       120,374
Noninterest expense...............................   253,138   255,753     253,317       282,457
                                                    --------  --------  ------------   -----------
Income before income taxes........................   155,679   162,284     175,757       156,298
Income tax expense................................    63,177    65,739      45,953        63,853
                                                    --------  --------  ------------   -----------
Net income........................................  $ 92,502  $ 96,545    $129,804      $ 92,445
                                                    --------  --------  ------------   -----------
                                                    --------  --------  ------------   -----------
Net income applicable to common stock.............  $ 89,676  $ 93,718    $127,857      $ 92,445
                                                    --------  --------  ------------   -----------
                                                    --------  --------  ------------   -----------
Net income per common share--basic................  $   0.51  $   0.54    $   0.73      $   0.53
                                                    --------  --------  ------------   -----------
                                                    --------  --------  ------------   -----------
Net income per common share--diluted..............  $   0.51  $   0.54    $   0.73      $   0.53
                                                    --------  --------  ------------   -----------
                                                    --------  --------  ------------   -----------
Dividends per share(1)............................  $   0.12  $   0.12    $   0.14      $   0.14
                                                    --------  --------  ------------   -----------
                                                    --------  --------  ------------   -----------

                                                                 1998 QUARTERS ENDED
                                                    ----------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)       MARCH 31  JUNE 30   SEPTEMBER 30   DECEMBER 31
--------------------------------------------------  --------  --------  ------------   -----------
Interest income...................................  $508,653  $511,996    $535,973      $528,557
Interest expense..................................   191,203   186,440     199,340       189,973
                                                    --------  --------  ------------   -----------
Net interest income...............................   317,450   325,556     336,633       338,584
Provision for credit losses.......................    20,000    15,000      10,000        --
Noninterest income................................   128,030   147,994     123,925       133,582
Noninterest expense...............................   268,475   277,325     290,378       299,040
                                                    --------  --------  ------------   -----------
Income before income taxes........................   157,005   181,225     160,180       173,126
Income tax expense................................    61,428    72,704      11,913        59,030
                                                    --------  --------  ------------   -----------
Net income........................................  $ 95,577  $108,521    $148,267      $114,096
                                                    --------  --------  ------------   -----------
                                                    --------  --------  ------------   -----------
Net income applicable to common stock.............  $ 95,577  $108,521    $148,267      $114,096
                                                    --------  --------  ------------   -----------
                                                    --------  --------  ------------   -----------
Net income per common share--basic................  $   0.55  $   0.62    $   0.85      $   0.65
                                                    --------  --------  ------------   -----------
                                                    --------  --------  ------------   -----------
Net income per common share--diluted..............  $   0.54  $   0.62    $   0.84      $   0.65
                                                    --------  --------  ------------   -----------
                                                    --------  --------  ------------   -----------
Dividends per share(1)............................  $   0.14  $   0.14    $   0.14      $   0.19
                                                    --------  --------  ------------   -----------
                                                    --------  --------  ------------   -----------

------------------------------

(1) Dividends per share are based on the Company's common stock outstanding as of the declaration date.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1997, AND 1998

NOTE 24--SUBSEQUENT EVENT

    On March 3, 1999, the Company completed a secondary offering of 28.75 million shares of its Common Stock owned by BTM. The Company received no proceeds from this transaction. Concurrent with the secondary offering, the Company repurchased 8.6 million shares of its outstanding Common Stock from BTM and 2.1 million shares owned by Meiji Life Insurance Company with $311 million of the net proceeds from the issuance of $350 million of 7 3/8 percent capital securities that occurred on February 19, 1999. After the secondary offering and the repurchase, BTM owns 64 percent of the Company, or 105.6 million shares, compared with 82 percent prior to the transactions.

                            UNIONBANCAL CORPORATION
                              MANAGEMENT STATEMENT

    The management of UnionBanCal Corporation is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by management.

    We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the financial statements would be prevented or detected on a timely basis and corrected through the normal course of business. As of December 31, 1998, management believes that the internal controls are in place and operating effectively.

    The Audit and Examining Committee of the Board of Directors is comprised entirely of outside directors who are independent of our management; it includes members with banking or related financial management expertise and who are not large customers of Union Bank of California, N.A. The Audit and Examining Committee has access to outside counsel. The Audit and Examining Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit and Examining Committee is also responsible for performing an oversight role by reviewing and monitoring our financial, accounting, and auditing procedures in addition to reviewing our financial reports. The independent auditors and internal auditors have full and free access to the Audit and Examining Committee, with or without the presence of management, to discuss the adequacy of the internal control structure for financial reporting and any other matters which they believe should be brought to the attention of the Audit and Examining Committee.

    The financial statements have been audited by Deloitte & Touche LLP, independent auditors, who were given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate. The independent auditors' report is presented on page F-94.

                                                  /s/ TAKAHIRO MORIGUCHI
                                              ------------------------------
                                                    Takahiro Moriguchi
                                              PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER

                                                   /s/ YOSHIHIKO SOMEYA
                                              ------------------------------
                                                     Yoshihiko Someya
                                               DEPUTY CHAIRMAN OF THE BOARD

                                                   /s/ DAVID I. MATSON
                                              ------------------------------
                                                     David I. Matson
                                               EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER

                                                  /s/ DAVID A. ANDERSON
                                              ------------------------------
                                                    David A. Anderson
                                                SENIOR VICE PRESIDENT AND
                                                        CONTROLLER

March 3, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of UnionBanCal Corporation:

    We have audited the accompanying consolidated balance sheets of UnionBanCal Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnionBanCal Corporation and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

San Francisco, California
March 3, 1999

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, UnionBanCal Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNIONBANCAL CORPORATION (Registrant)

                                By:            /s/ TAKAHIRO MORIGUCHI
                                     -----------------------------------------
                                                 Takahiro Moriguchi
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                By:             /s/ DAVID I. MATSON
                                     -----------------------------------------
                                                  David I. Matson
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

                                By:            /s/ DAVID A. ANDERSON
                                     -----------------------------------------
                                                 David A. Anderson
                                        SENIOR VICE PRESIDENT AND CONTROLLER

                                Date: March 24, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of UnionBanCal Corporation and in the capacities and on the date indicated below.

          SIGNATURE                       TITLE
------------------------------  --------------------------

    /s/ RICHARD D. FARMAN
------------------------------
      Richard D. Farman                  Director

    /s/ STANLEY F. FARRAR
------------------------------
      Stanley F. Farrar                  Director

    /s/ HERMAN E. GALLEGOS
------------------------------
      Herman E. Gallegos                 Director

     /s/ JACK L. HANCOCK
------------------------------
       Jack L. Hancock                   Director

   /s/ RICHARD C. HARTNACK
------------------------------
     Richard C. Hartnack                 Director

          SIGNATURE                       TITLE
------------------------------  --------------------------

       /s/ KAORU HAYAMA
------------------------------
         Kaoru Hayama                    Director

       /s/ HARRY W. LOW
------------------------------
         Harry W. Low                    Director

       /s/ MARY S. METZ
------------------------------
         Mary S. Metz                    Director

     /s/ RAYMOND E. MILES
------------------------------
       Raymond E. Miles                  Director

    /s/ TAKAHIRO MORIGUCHI
------------------------------
      Takahiro Moriguchi                 Director

    /s/ J. FERNANDO NIEBLA
------------------------------
      J. Fernando Niebla                 Director

    /s/ SIDNEY R. PETERSEN
------------------------------
      Sidney R. Petersen                 Director

    /s/ CARL W. ROBERTSON
------------------------------
      Carl W. Robertson                  Director

     /s/ YOSHIHIKO SOMEYA
------------------------------
       Yoshihiko Someya                  Director

     /s/ HENRY T. SWIGERT
------------------------------
       Henry T. Swigert                  Director

------------------------------
         Tsuneo Wakai                    Director

     /s/ ROBERT M. WALKER
------------------------------
       Robert M. Walker                  Director

------------------------------
       Hiroshi Watanabe                  Director

          SIGNATURE                       TITLE
------------------------------  --------------------------

     /s/ BLENDA J. WILSON
------------------------------
       Blenda J. Wilson                  Director

------------------------------
       Kenji Yoshizawa                   Director

Dated: March 24, 1999