Form 10-Q
period 1999-03-31
UNIONBANCAL CORP
filed 1999-05-17
CIK 1011659

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                         Commission file number 0-28118

                            UNIONBANCAL CORPORATION

     State of Incorporation: California        I.R.S. Employer Identification No. 94-1234979

                             350 California Street
                      San Francisco, California 94104-1476
                  Registrant's telephone number (415) 765-2969

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

  Number of shares of Common Stock outstanding at April 30, 1999: 164,583,338

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                          -----------

PART I
FINANCIAL INFORMATION

  Consolidated Financial Highlights.....................................................................           2

  Item 1. Financial Statements:
    Consolidated Statements of Income...................................................................           3
    Consolidated Balance Sheets.........................................................................           4
    Consolidated Statements of Changes in Shareholders' Equity..........................................           5
    Consolidated Statements of Cash Flows...............................................................           6
    Notes to Consolidated Financial Statements..........................................................           7

  Item 2. Management's Discussion and Analysis:
    Introduction........................................................................................          11
    Summary.............................................................................................          11
    Business Segments...................................................................................          12
    Net Interest Income.................................................................................          16
    Noninterest Income..................................................................................          17
    Noninterest Expense.................................................................................          18
    Income Tax Expense..................................................................................          19
    Loans...............................................................................................          20
    Cross-Border Outstandings...........................................................................          21
    Provision for Credit Losses.........................................................................          22
    Allowance for Credit Losses.........................................................................          22
    Nonperforming Assets................................................................................          26
    Loans 90 Days or More Past Due and Still Accruing...................................................          26
    Liquidity...........................................................................................          26
    Regulatory Capital..................................................................................          27
    Year 2000...........................................................................................          27

  Item 3. Market Risk...................................................................................          32

PART II
OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..............................................................          33

  Signatures............................................................................................          34

                         PART I. FINANCIAL INFORMATION

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                                   PERCENT CHANGE TO
                                                            FOR THE THREE MONTHS ENDED            MARCH 31, 1999 FROM:
                                                      --------------------------------------  ----------------------------
                                                       MARCH 31,   DECEMBER 31,   MARCH 31,    MARCH 31,    DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)            1998          1998         1999         1998           1998
----------------------------------------------------  -----------  ------------  -----------  -----------  ---------------
RESULTS OF OPERATIONS:
  Net interest income(1)............................  $   318,646   $  339,599   $   340,711        6.92%          0.33%
  Provision for credit losses.......................       20,000           --         5,000      (75.00)            nm
  Noninterest income................................      128,030      133,582       139,308        8.81           4.29
  Noninterest expense...............................      268,475      299,040       302,993       12.86           1.32
                                                      -----------  ------------  -----------
  Income before income taxes(1).....................      158,201      174,141       172,026        8.74          (1.21   )
  Taxable-equivalent adjustment.....................        1,196        1,015           890      (25.59 )       (12.32   )
  Income tax expense................................       61,428       59,030        52,641      (14.30 )       (10.82   )
                                                      -----------  ------------  -----------
  Net income........................................  $    95,577  $   114,096   $   118,495       23.98%          3.86%
                                                      -----------  ------------  -----------
                                                      -----------  ------------  -----------
PER COMMON SHARE:
  Net income--basic.................................  $      0.55  $      0.65   $      0.69       25.45%          6.15%
  Net income--diluted...............................         0.54         0.65          0.69       27.78           6.15
  Dividends(2)......................................         0.14         0.19          0.19       35.71             --
  Book value (end of period)........................        15.72        17.45         17.17        9.22          (1.60   )
  Common shares outstanding (end of period).........  174,996,613  175,259,919   164,580,273       (5.95 )        (6.09   )
  Weighted average common shares
    outstanding--basic..............................  174,967,192  175,236,084   171,825,589       (1.80 )        (1.95   )
  Weighted average common shares
    outstanding--diluted............................  175,620,877  175,840,158   172,465,676       (1.80 )        (1.92   )
BALANCE SHEET (END OF PERIOD):
  Total assets......................................  $30,904,567  $32,276,316   $32,347,577        4.67%          0.22%
  Total loans.......................................   22,504,043   24,296,111    24,352,354        8.21           0.23
  Nonperforming assets..............................      132,403       89,850       109,837      (17.04 )        22.24
  Total deposits....................................   23,411,367   24,507,879    23,996,023        2.50          (2.09   )
  Common equity.....................................    2,750,696    3,058,244     2,825,730        2.73          (7.60   )
BALANCE SHEET (PERIOD AVERAGE):
  Total assets......................................  $29,865,256  $31,690,292   $31,727,726        6.24%          0.12%
  Total loans.......................................   22,611,092   24,101,304    24,280,726        7.38           0.74
  Earning assets....................................   26,613,204   28,615,543    28,618,688        7.54           0.01
  Total deposits....................................   22,431,446   23,451,618    23,305,935        3.90          (0.62   )
  Common equity.....................................    2,714,296    3,003,941     2,994,352       10.32          (0.32   )
FINANCIAL RATIOS:
  Return on average assets(3).......................         1.30%        1.43%         1.51%
  Return on average common equity(3)................        14.28        15.07         16.05
  Efficiency ratio(4)...............................        60.15        63.64         63.13
  Net interest margin(1)............................         4.86         4.71          4.83
  Dividend payout ratio.............................        25.45        29.23         27.54
  Tangible equity ratio.............................         8.70         9.30          8.57
  Tier 1 risk-based capital ratio...................         9.16         9.64          9.90
  Total risk-based capital ratio....................        11.23        11.61         11.86
  Leverage ratio....................................         8.94         9.38          9.78
  Allowance for credit losses to total loans........         2.07         1.89          1.84
  Allowance for credit losses to nonaccrual loans...       414.44       585.50        446.10
  Net loans charged off to average total loans(3)...         0.10         0.24          0.27
  Nonperforming assets to total loans and foreclosed
    assets..........................................         0.59         0.37          0.45
  Nonperforming assets to total assets..............         0.43         0.28          0.34

------------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.
(3)    Annualized.
(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.2) million in the first quarter of 1998, $(2.1) million in the fourth quarter of 1998, and none in the first quarter of 1999.
nm   = not meaningful

ITEM 1. FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                            FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                            --------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                                 1998       1999
------------------------------------------------------------------------------------------  ---------  ---------
INTEREST INCOME
  Loans...................................................................................  $ 448,049  $ 451,492
  Securities..............................................................................     42,895     56,818
  Interest bearing deposits in banks......................................................      8,299      3,188
  Federal funds sold and securities purchased under resale agreements.....................      4,142      1,697
  Trading account assets..................................................................      5,268      3,898
                                                                                            ---------  ---------
      Total interest income...............................................................    508,653    517,093
                                                                                            ---------  ---------
INTEREST EXPENSE
  Domestic deposits.......................................................................    121,300    106,147
  Foreign deposits........................................................................     23,577     16,632
  Federal funds purchased and securities sold under repurchase agreements.................     14,075     19,769
  Commercial paper........................................................................     21,395     19,174
  Subordinated capital notes..............................................................      5,754      4,109
  UnionBanCal Corporation--obligated mandatorily redeemable preferred securities of
    subsidiary grantor trust..............................................................         --      3,291
  Other borrowed funds....................................................................      5,102      8,150
                                                                                            ---------  ---------
      Total interest expense..............................................................    191,203    177,272
                                                                                            ---------  ---------
NET INTEREST INCOME.......................................................................    317,450    339,821
  Provision for credit losses.............................................................     20,000      5,000
                                                                                            ---------  ---------
      Net interest income after provision for credit losses...............................    297,450    334,821
                                                                                            ---------  ---------
NONINTEREST INCOME
  Service charges on deposit accounts.....................................................     33,026     39,651
  Trust and investment management fees....................................................     27,993     32,271
  International commissions and fees......................................................     17,631     17,631
  Merchant transaction processing fees....................................................     14,379     14,512
  Merchant banking fees...................................................................      9,622      7,461
  Securities gains, net...................................................................      4,926      1,261
  Other...................................................................................     20,453     26,521
                                                                                            ---------  ---------
      Total noninterest income............................................................    128,030    139,308
                                                                                            ---------  ---------
NONINTEREST EXPENSE
  Salaries and employee benefits..........................................................    149,204    167,667
  Net occupancy...........................................................................     22,025     22,461
  Equipment...............................................................................     13,839     14,541
  Merchant transaction processing.........................................................     10,080     11,610
  Professional services...................................................................      7,307     10,694
  Communications..........................................................................     11,229      9,933
  Data processing.........................................................................      6,502      8,001
  Printing and office supplies............................................................      6,335      6,672
  Foreclosed asset expense (income).......................................................       (198)       (41)
  Other...................................................................................     42,152     51,455
                                                                                            ---------  ---------
      Total noninterest expense...........................................................    268,475    302,993
                                                                                            ---------  ---------
  Income before income taxes..............................................................    157,005    171,136
  Income tax expense......................................................................     61,428     52,641
                                                                                            ---------  ---------
NET INCOME................................................................................  $  95,577  $ 118,495
                                                                                            ---------  ---------
                                                                                            ---------  ---------
NET INCOME PER COMMON SHARE--BASIC........................................................  $    0.55  $    0.69
                                                                                            ---------  ---------
                                                                                            ---------  ---------
NET INCOME PER COMMON SHARE--DILUTED......................................................  $    0.54  $    0.69
                                                                                            ---------  ---------
                                                                                            ---------  ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC.........................................    174,967    171,826
                                                                                            ---------  ---------
                                                                                            ---------  ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED.......................................    175,621    172,466
                                                                                            ---------  ---------
                                                                                            ---------  ---------

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            (UNAUDITED)                 (UNAUDITED)
                                                                             MARCH 31,    DECEMBER 31,   MARCH 31,
(DOLLARS IN THOUSANDS)                                                          1998          1998          1999
--------------------------------------------------------------------------  ------------  ------------  ------------
ASSETS
Cash and due from banks...................................................   $2,449,290    $2,135,380    $2,313,357
Interest bearing deposits in banks........................................      193,578       209,568       256,656
Federal funds sold and securities purchased under resale agreements.......      743,887       333,530       355,050
                                                                            ------------  ------------  ------------
    Total cash and cash equivalents.......................................    3,386,755     2,678,478     2,925,063
Trading account assets....................................................      892,171       267,718       336,089
Securities available for sale.............................................    2,807,124     3,638,532     3,375,255
Securities held to maturity (market value: March 31, 1998, $179,317;
  December 31, 1998, $163,244; March 31, 1999, $141,081)..................      175,696       160,513       139,321
Loans (net of allowance for credit losses: March 31, 1998, $466,043;
  December 31, 1998, $459,328; March 31, 1999, $447,936)..................   22,038,000    23,836,783    23,904,418
Due from customers on acceptances.........................................      535,754       489,480       419,386
Premises and equipment, net...............................................      395,272       421,091       427,697
Other assets..............................................................      673,795       783,721       820,348
                                                                            ------------  ------------  ------------
    Total assets..........................................................   $30,904,567   $32,276,316   $32,347,577
                                                                            ------------  ------------  ------------
                                                                            ------------  ------------  ------------
LIABILITIES
Domestic deposits:
  Noninterest bearing.....................................................   $9,047,869    $9,919,316    $9,332,370
  Interest bearing........................................................   12,201,217    12,609,565    12,643,022
Foreign deposits:
  Noninterest bearing.....................................................      271,250       260,089       341,298
  Interest bearing........................................................    1,891,031     1,718,909     1,679,333
                                                                            ------------  ------------  ------------
    Total deposits........................................................   23,411,367    24,507,879    23,996,023
Federal funds purchased and securities sold under repurchase agreements...    1,009,523     1,307,744     1,073,376
Commercial paper..........................................................    1,588,589     1,444,745     1,737,265
Other borrowed funds......................................................      401,221       331,165       962,416
Acceptances outstanding...................................................      535,754       489,480       419,386
Other liabilities.........................................................      859,417       839,059       685,381
Subordinated capital notes................................................      348,000       298,000       298,000
UnionBanCal Corporation--obligated mandatorily redeemable preferred
  securities of subsidiary grantor trust..................................           --            --       350,000
                                                                            ------------  ------------  ------------
    Total liabilities.....................................................   28,153,871    29,218,072    29,521,847
                                                                            ------------  ------------  ------------
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock:
  Authorized 5,000,000 shares, no shares issued or outstanding as of
    March 31, 1998, December 31, 1998, or March 31, 1999..................           --            --            --
Common stock--no stated value:
  Authorized 300,000,000 shares, issued 174,996,613 shares as of
    March 31, 1998, 175,259,919 shares as of December 31, 1998, and
    164,580,273 shares as of March 31, 1999...............................    1,715,800     1,725,619     1,415,227
Retained earnings.........................................................    1,029,401     1,314,915     1,403,180
Accumulated other comprehensive income....................................        5,495        17,710         7,323
                                                                            ------------  ------------  ------------
    Total shareholders' equity............................................    2,750,696     3,058,244     2,825,730
                                                                            ------------  ------------  ------------
    Total liabilities and shareholders' equity............................   $30,904,567   $32,276,316   $32,347,577
                                                                            ------------  ------------  ------------
                                                                            ------------  ------------  ------------

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                              --------------------------------------------------
(DOLLARS IN THOUSANDS)                                                  1998                      1999
------------------------------------------------------------  ------------------------  ------------------------
COMMON STOCK
Balance, beginning of period................................   $1,714,209                $1,725,619
Dividend reinvestment plan..................................           6                        13
Deferred compensation--restricted stock awards..............         109                       (15)
Stock options exercised.....................................       1,476                       594
Common stock repurchased....................................          --                  (310,984)
                                                              -----------               -----------
  Balance, end of period....................................  $1,715,800                $1,415,227
                                                              -----------               -----------
RETAINED EARNINGS
Balance, beginning of period................................  $  957,662                $1,314,915
Net income..................................................      95,577   $   95,577      118,495   $  118,495
Dividends on common stock(1)................................     (24,538 )                 (31,269 )
Deferred compensation--restricted stock awards..............         700                     1,039
                                                              -----------               -----------
  Balance, end of period....................................  $1,029,401                $1,403,180
                                                              -----------               -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME......................
Balance, beginning of period................................  $    7,428                $   17,710
Unrealized holding gains (losses) arising during the period
  on securities available for sale, net of tax expense
  (benefit) of $443 and $(6,071) in the first quarter of
  1998 and 1999, respectively...............................                      651                    (9,797 )
Less:  reclassification adjustment for gains on securities
  available for sale included in net income, net of
  tax expense of $1,995 and $482 in the first
  quarter of 1998 and 1999, respectively....................                   (2,931 )                    (779 )
                                                                           -----------               -----------
Net unrealized gains (losses) on securities available for
  sale......................................................                   (2,280 )                 (10,576 )
Foreign currency translation adjustment, net of tax
  expense (benefit) of $236 and $(297) in the first
  quarter of 1998 and 1999, respectively....................                      347                      (480 )
Minimum pension liability adjustment, net of tax
  expense of $414 in the first quarter of 1999..............                       --                       669
                                                                           -----------               -----------
Other comprehensive income..................................      (1,933 )     (1,933 )    (10,387 )    (10,387 )
                                                              -----------  -----------  -----------  -----------
Total comprehensive income..................................               $   93,644                $  108,108
                                                                           -----------               -----------
                                                                           -----------               -----------
  Balance, end of period....................................  $    5,495                $    7,323
                                                              -----------               -----------
     TOTAL SHAREHOLDERS' EQUITY.............................  $2,750,696                $2,825,730
                                                              -----------               -----------
                                                              -----------               -----------

------------------------------
(1) Dividends per share were $0.14 and $0.19 in the first quarter of 1998 and 1999, respectively, and are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                          ------------------------
(DOLLARS IN THOUSANDS)                                                                       1998         1999
----------------------------------------------------------------------------------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................................  $    95,577  $   118,495
  Adjustments to reconcile net income to net cash used by operating activities:
    Provision for credit losses.........................................................       20,000        5,000
    Depreciation, amortization and accretion............................................       16,850       17,815
    Provision for deferred income taxes.................................................       12,467        9,135
    Gain on sales of securities available for sale......................................       (4,926)      (1,261)
    Merger and integration costs less than cash utilized................................       (8,662)      (1,016)
    Net increase in trading account assets..............................................     (456,876)     (68,371)
    Other, net..........................................................................      233,032     (166,369)
                                                                                          -----------  -----------
      Total adjustments.................................................................     (188,115)    (205,067)
                                                                                          -----------  -----------
  Net cash used by operating activities.................................................      (92,538)     (86,572)
                                                                                          -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale..................................      317,209      197,913
  Proceeds from matured and called securities available for sale........................       65,072      213,227
  Purchases of securities available for sale............................................     (668,162)    (163,466)
  Proceeds from matured and called securities held to maturity..........................       13,136       21,262
  Net (increase) decrease in loans......................................................      224,162      (88,272)
  Other, net............................................................................       15,694      (21,247)
                                                                                          -----------  -----------
    Net cash provided (used) by investing activities....................................      (32,889)     159,417
                                                                                          -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits...................................................      114,993     (511,856)
  Net decrease in federal funds purchased and securities sold under repurchase
    agreements..........................................................................     (326,361)    (234,368)
  Net increase in commercial paper and other borrowed funds.............................      547,225      923,771
  Common stock repurchased..............................................................           --     (310,984)
  Proceeds from issuance of UnionBanCal Corporation--obligated
    mandatorily redeemable preferred securities of subsidiary grantor trust.............           --      350,000
  Dividends paid........................................................................      (24,528)     (33,299)
  Other, net............................................................................        1,829          127
                                                                                          -----------  -----------
    Net cash provided by financing activities...........................................      313,158      183,391
                                                                                          -----------  -----------
Net increase in cash and cash equivalents...............................................      187,731      256,236
Cash and cash equivalents at beginning of period........................................    3,199,455    2,678,478
Effect of exchange rate changes on cash and cash equivalents............................         (431)      (9,651)
                                                                                          -----------  -----------
Cash and cash equivalents at end of period..............................................  $ 3,386,755  $ 2,925,063
                                                                                          -----------  -----------
                                                                                          -----------  -----------
CASH PAID (RECEIVED) DURING THE PERIOD FOR:
  Interest..............................................................................  $   200,270  $   173,138
  Income taxes..........................................................................       17,843      (34,486)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Loans transferred to foreclosed assets (OREO).........................................  $     6,990  $     1,469
  Dividends declared but unpaid.........................................................       24,538       31,269

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

    The unaudited consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the disclosures necessary for annual financial statements in conformity with GAAP. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998. The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

    On March 3, 1999, the Company completed a secondary offering of 28.75 million shares of its Common Stock owned by The Bank of Tokyo-Mitsubishi, Ltd.
(BTM). The Company received no proceeds from this transaction. Concurrent with the secondary offering, the Company repurchased 8.6 million shares of its outstanding Common Stock from BTM and 2.1 million shares owned by Meiji Life Insurance Company with $311 million of the net proceeds from the issuance of $350 million of 7 3/8 percent redeemable preferred securities that occurred on February 19, 1999. Upon completion of the secondary offering and the repurchase of the Company's common stock from BTM, BTM owns 64 percent of the Company, or
105.6 million shares, compared with 82 percent prior to the transactions.

    Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    On January 1, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", which established accounting and reporting standards for certain activities of mortgage banking and other similar enterprises. After securitization of mortgage loans held for sale, SFAS No. 134 requires an entity to classify the resulting mortgage-backed securities or other retained interests based on its ability or intent to sell or hold those investments. Adoption of this Statement did not impact the Company's financial position or results of operations.

    On January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. Management determined that the effect of adoption of SOP 98-1 on the Company's financial position or results of operations was not material.

    On January 1, 1999, the Company adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. Adoption of SOP 98-5 did not have a material effect on the Company's financial position or results of operations.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999
                                  (UNAUDITED)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings. Management believes that, depending upon the accumulated net gain or loss of the effective portion of cash flow hedges at the date of adoption, the impact of SFAS No. 133 could have a material impact on other comprehensive income. However, management believes that any ineffective portion of cash flow hedges or any other hedges will not have a material impact on the Company's financial position or results of operations. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier application encouraged. The Company expects to adopt SFAS No. 133 as of January 1, 2000.

NOTE 3--EARNINGS PER SHARE

    Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 1998 and 1999:

                                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------------------------
                                                                            1998                    1999
                                                                   ----------------------  ----------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                        BASIC      DILUTED      BASIC      DILUTED
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
Net Income.......................................................  $   95,577  $   95,577  $  118,495  $  118,495
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Weighted average common shares outstanding.......................     174,967     174,967     171,826     171,826
Additional shares due to:
  Assumed conversion of dilutive stock options...................          --         654          --         640
                                                                   ----------  ----------  ----------  ----------
Adjusted weighted average common shares
  outstanding....................................................     174,967     175,621     171,826     172,466
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Net income per share.............................................  $     0.55  $     0.54  $     0.69  $     0.69
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999
                                  (UNAUDITED)

NOTE 4--COMPREHENSIVE INCOME

    The following table presents a summary of the components of accumulated other comprehensive income:

                                   NET UNREALIZED
                                  GAINS (LOSSES) ON            FOREIGN            MINIMUM PENSION
                                SECURITIES AVAILABLE          CURRENCY               LIABILITY          ACCUMULATED OTHER
                                      FOR SALE               TRANSLATION            ADJUSTMENT        COMPREHENSIVE INCOME
                                ---------------------   ---------------------   -------------------   ---------------------
                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                -------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)            1998        1999        1998        1999        1998       1999       1998        1999
------------------------------  ---------   ---------   ---------   ---------   ---------   -------   ---------   ---------
Beginning balance.............   $19,886     $29,109     $(12,458)   $(9,651)    $    --    ($1,748)   $ 7,428     $17,710

Change during the period......    (2,280)    (10,576)        347        (480)         --       669      (1,933)    (10,387)
                                ---------   ---------   ---------   ---------   ---------   -------   ---------   ---------

Ending balance................   $17,606     $18,533     $(12,111)   $(10,131)   $    --    ($1,079)   $ 5,495     $ 7,323
                                ---------   ---------   ---------   ---------   ---------   -------   ---------   ---------
                                ---------   ---------   ---------   ---------   ---------   -------   ---------   ---------

NOTE 5--BUSINESS SEGMENTS

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

    The information set forth in the table on the following page reflects selected income statement items and a selected balance sheet item by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other companies.

    "Other" is comprised of goodwill, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent amounts, the unallocated allowance and related provision for credit losses, the earnings associated with the unallocated equity capital, the residual costs of support groups, and merger and integration expense when applicable. In addition, it includes two units, the Credit and Compliance Group, which manages nonperforming assets, and the Pacific Rim Group, which offers financial products

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999
                                  (UNAUDITED)

NOTE 5--BUSINESS SEGMENTS (CONTINUED)
to Asian-owned subsidiaries located in the U.S. On an individual basis, none of the items in "Other" are significant to our business.

                                                                                                       TRUST AND
                                                                                                        PRIVATE
                                                                  COMMERCIAL                           FINANCIAL
                                              COMMUNITY           FINANCIAL        INTERNATIONAL        SERVICES
                                            BANKING GROUP       SERVICES GROUP     BANKING GROUP         GROUP
                                          ------------------  ------------------  ----------------  ----------------
                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                          --------------------------------------------------------------------------
                                            1998      1999      1998      1999     1998     1999     1998     1999
                                          --------  --------  --------  --------  -------  -------  -------  -------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):

Total revenue...........................  $210,755  $213,815  $140,805  $160,440  $29,989  $30,880  $38,897  $45,014

Net income..............................  $ 35,486  $ 33,747  $ 49,519  $ 56,144  $ 7,053  $ 2,540  $ 4,191  $ 4,313

Total assets at period end (DOLLARS IN
  MILLIONS).............................  $ 10,720  $ 10,142  $ 11,449  $ 14,084  $ 1,698  $ 1,477  $   282  $   375

                                                              GLOBAL                                   UNIONBANCAL
                                                          MARKETS GROUP             OTHER              CORPORATION
                                                       --------------------  --------------------  --------------------
                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------------------------------------------
                                                         1998       1999       1998       1999       1998       1999
                                                       ---------  ---------  ---------  ---------  ---------  ---------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):

Total revenue........................................  $  14,143  $  21,861  $  10,891  $   7,119  $ 445,480  $ 479,129

Net income...........................................  $   3,195  $   8,276  $  (3,867) $  13,475  $  95,577  $ 118,495

Total assets at period end (DOLLARS IN MILLIONS).....  $   4,680  $   4,250  $   2,076  $   2,020  $  30,905  $  32,348

NOTE 6-- UNIONBANCAL CORPORATION--OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

    During the first quarter of 1999, UnionBanCal Finance Trust I issued $350 million preferred securities to the public and $10,824,750 common securities to the Company. The proceeds of such issuances were invested by UnionBanCal Finance Trust I in $360,824,750 aggregate principal amount of the Company's 7 3/8 percent debt securities due May 15, 2029 (the Trust Notes). The Trust Notes represent the sole asset of UnionBanCal Finance Trust I. The Trust Notes mature on May 15, 2029, bear interest at the rate of 7 3/8 percent, payable quarterly, and are redeemable by the Company beginning on or after February 19, 2004 at 100 percent of the principal amount thereof, plus any accrued and unpaid interest to the redemption date.

    Holders of the preferred securities and common securities are entitled to cumulative cash distributions at an annual rate of 7 3/8 percent of the liquidation amount of $25 per security. The preferred securities are subject to mandatory redemption upon repayment of the Trust Notes and are callable by the Company at 100 percent of the liquidation amount beginning on or after February 19, 2004. The Trust exists for the sole purpose of issuing the preferred securities and investing the proceeds in the Trust Notes issued by the Company.

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

INTRODUCTION

    We are a California-based commercial bank holding company with consolidated assets of $32.3 billion at March 31, 1999. Our wholly-owned subsidiary, Union Bank of California, N.A., was the third largest commercial bank in California, based on total assets and total deposits in California, and one of the 30 largest commercial banks in the United States. At March 31, 1999, we operated 244 banking offices in California, 6 banking offices in Oregon and Washington, and 17 overseas facilities. At March 31, 1999, we were 64 percent owned by The Bank of Tokyo-Mitsubishi, Ltd. and 36 percent owned by other shareholders. See
Note 1 of the accompanying notes to our Consolidated Financial Statements for further information.

    Our interim financial information should be read in conjunction with our Form 10-K for the year ended December 31, 1998. Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

SUMMARY

    Net income was $95.6 million, or $0.54 per diluted common share, in the first quarter of 1998, compared with $118.5 million, or $0.69 per diluted common share, in the first quarter of 1999. This increase in diluted earnings per share of 28 percent over the first quarter of 1998 was due to a 7 percent increase in net interest income, a $15.0 million decrease in the provision for credit losses, a 9 percent increase in noninterest income, and a 8 percent decrease in the effective income tax rate, partially offset by a 13 percent increase in noninterest expense. Excluding a federal income tax benefit of $6.3 million as described below, net income was $112.2 million, or $0.65 per diluted common share, in the first quarter of 1999. Other highlights of the first quarter of 1999 include:

    - Net interest income, on a taxable-equivalent basis, was $340.7 million in the first quarter of 1999, an increase of $22.1 million, or 7 percent, over the first quarter of 1998. Net interest margin in the first quarter of 1999 was 4.83 percent, a decrease of 3 basis points from the first quarter of 1998.

    - A provision for credit losses of $20.0 million was recorded in the first quarter of 1998, compared with $5.0 million in the first quarter of 1999. This resulted from management's regular assessment of overall credit quality, loan portfolio composition and growth and economic conditions in relation to the level of the allowance for credit losses. The allowance for credit losses was $466.0 million, or 414 percent of total nonaccrual loans, at March 31, 1998, compared with $447.9 million, or 446 percent of total nonaccrual loans, at March 31, 1999. Net loans charged off in the first quarter of 1999 was $16.3 million.

    - Nonperforming assets declined $22.6 million, or 17 percent, from March 31, 1998 to $109.8 million at March 31, 1999. Nonperforming assets as a percentage of total assets declined to 0.34 percent at March 31, 1999, compared with 0.43 percent a year earlier. Total nonaccrual loans were $112.5 million at March 31, 1998, compared with $100.4 million at March 31, 1999, resulting in a reduction in the ratio of nonaccrual loans to total loans from 0.50 percent at March 31, 1998 to 0.41 percent at March 31, 1999.

    - Noninterest income was $139.3 million in the first quarter of 1999, an increase of $11.3 million, or 9 percent, over the first quarter of 1998. Service charges on deposit accounts grew $6.6 million, or 20 percent, trust and investment management fees increased $4.3 million, or 15 percent, and other noninterest income increased $4.6 million, or 41 percent. These increases were partially offset by a decrease in merchant banking fees of $2.2 million, or 22 percent, and a decrease in net securities gains of $3.7 million, or 74 percent.

    - Noninterest expense was $303.0 million in the first quarter of 1999, an increase of $34.5 million, or 13 percent, over the first quarter of 1998. Personnel-related expense increased $18.5 million, or 12 percent, professional services increased $3.4 million, or 46 percent, and other noninterest expense increased $6.4 million, or 30 percent.

    - Our effective tax rate for the first quarter of 1998 was 39 percent, compared with 31 percent for the first quarter of 1999. In March 1999, we recognized a $6.3 million federal tax benefit as the result of an Internal Revenue Service (IRS) settlement with respect to refund claims we filed for the years 1992 through 1994. The lower effective tax rate in the first quarter of 1999 also reflects our intention to file our 1999 California franchise tax returns on a worldwide unitary reporting basis, which incorporates the results of our majority shareholder, The Bank of Tokyo-Mitsubishi, Ltd. and their worldwide affiliates. Excluding the $6.3 million federal tax benefit, our effective tax rate would have been 34 percent in the first quarter of 1999.

    -  In the first quarter of 1999, our return on average assets increased to
       1.51 percent from 1.30 percent a year earlier, and our return on average common equity increased to 16.05 percent from 14.28 percent a year earlier.

    - Total loans at March 31, 1999 were $24.4 billion, an increase of $1.8 billion, or 8 percent, over March 31, 1998.

    -  Our Tier 1 and total risk-based capital ratios were 9.16 percent and
       11.23 percent, respectively, at March 31, 1998, compared with 9.90 percent and 11.86 percent, respectively, at March 31, 1999. Our first quarter 1998 leverage ratio was 8.94 percent, compared with 9.78 percent for the first quarter of 1999.

BUSINESS SEGMENTS

    We segregate our operations into five primary business units for the purpose of management reporting, as shown in the table on the following page. The results show the financial performance of our major business units.

    The information reflects the condensed income statements, selected balance sheet items and selected financial ratios by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other companies.

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

    We are in the process of developing a model for measuring profitability on a risk adjusted return on equity basis. When fully implemented, this methodology will be adopted and all prior periods will be restated.

                                                                                                TRUST AND
                                                        COMMERCIAL                               PRIVATE
                                    COMMUNITY           FINANCIAL         INTERNATIONAL         FINANCIAL
                                  BANKING GROUP       SERVICES GROUP      BANKING GROUP       SERVICES GROUP
                                ------------------  ------------------  ------------------  ------------------
                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                ------------------------------------------------------------------------------
                                  1998      1999      1998      1999      1998      1999      1998      1999
                                --------  --------  --------  --------  --------  --------  --------  --------
RESULTS OF OPERATIONS (DOLLARS
  IN THOUSANDS):
  Net interest income.........  $172,393  $171,586  $109,937  $133,882  $ 13,956  $ 12,831  $  5,571  $  5,836
  Noninterest income..........    38,362    42,229    30,868    26,558    16,033    18,049    33,326    39,178
                                --------  --------  --------  --------  --------  --------  --------  --------
  Total revenue...............   210,755   213,815   140,805   160,440    29,989    30,880    38,897    45,014

  Noninterest expense.........   146,845   156,714    57,817    66,861    16,382    17,565    32,066    38,101
  Credit expense (income).....     7,951     3,932     3,173     5,844     1,120     8,478         7       (68)
                                --------  --------  --------  --------  --------  --------  --------  --------
  Income (loss) before income
    tax expense
    (benefit) and performance
    center
    earnings (expense)........    55,959    53,169    79,815    87,735    12,487     4,837     6,824     6,981
  Performance center earnings
    (expense)(1)..............     2,034     1,580     1,112       468      (961)     (716)       25        16
                                --------  --------  --------  --------  --------  --------  --------  --------
  Income (loss) before income
    tax expense (benefit).....    57,993    54,749    80,927    88,203    11,526     4,121     6,849     6,997
  Income tax expense
    (benefit).................    22,507    21,002    31,408    32,059     4,473     1,581     2,658     2,684
                                --------  --------  --------  --------  --------  --------  --------  --------
  Net income (loss)...........  $ 35,486  $ 33,747  $ 49,519  $ 56,144  $  7,053  $  2,540  $  4,191  $  4,313
                                --------  --------  --------  --------  --------  --------  --------  --------
                                --------  --------  --------  --------  --------  --------  --------  --------
AVERAGE BALANCES (DOLLARS IN
  MILLIONS):
  Total loans before
    performance centers(2)....  $  9,588  $  9,096  $ 10,196  $ 12,731  $  1,442  $  1,146  $    232  $    302
  Total assets................    10,620    10,101    11,352    13,974     2,306     1,779       288       379
  Total deposits before
    performance centers(2)....    12,789    13,539     4,938     5,534       928       781       808       620
FINANCIAL RATIOS:
  Return on average assets....      1.36%     1.35%     1.77%     1.63%     1.24%     0.58%     5.90%     4.62%
  Efficiency ratio before
    performance centers.......     69.68     73.29     41.06     41.67     54.63     56.88     82.44     84.64

                                                                         GLOBAL                                   UNIONBANCAL
                                                                     MARKETS GROUP             OTHER              CORPORATION
                                                                  --------------------  --------------------  --------------------
                                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------------------------------------------
                                                                    1998       1999       1998       1999       1998       1999
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
  Net interest income...........................................  $   6,159  $  14,177  $   9,434  $   1,509  $ 317,450  $ 339,821
  Noninterest income............................................      7,984      7,684      1,457      5,610    128,030    139,308
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
  Total revenue.................................................     14,143     21,861     10,891      7,119    445,480    479,129
  Noninterest expense...........................................      6,705      6,672      8,660     17,080    268,475    302,993
  Credit expense (income).......................................         --         --      7,749    (13,186)    20,000      5,000
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
  Income (loss) before income tax expense (benefit) and
    performance center earnings (expense).......................      7,438     15,189     (5,518)     3,225    157,005    171,136
  Performance center earnings (expense)(1)......................     (2,217)    (1,762)         7        414         --         --
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
  Income (loss) before income tax expense (benefit).............      5,221     13,427     (5,511)     3,639    157,005    171,136
  Income tax expense (benefit)..................................      2,026      5,151     (1,644)    (9,836)    61,428     52,641
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
  Net income (loss).............................................  $   3,195  $   8,276  $  (3,867) $  13,475  $  95,577  $ 118,495
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans before performance centers(2).....................  $      --  $      --  $   1,153  $   1,006  $  22,611  $  24,281
  Total assets..................................................      3,805      4,118      1,494      1,377     29,865     31,728
  Total deposits before performance centers(2)..................      2,915      2,891         53        (59)    22,431     23,306
FINANCIAL RATIOS:
  Return on average assets......................................       0.34%      0.82%        na         na       1.30%      1.51%
  Efficiency ratio..............................................      47.41      30.52         na         na      60.15      63.13

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

    COMMUNITY BANKING GROUP

    The Community Banking Group provides its customers with a full line of checking and savings, investment, loan and fee-based banking products. In the first quarter of 1999, average assets in this group were $10.1 billion, and average deposits were $13.5 billion. The decrease in average loans from the first quarter of 1998 was primarily due to the sale of the credit card portfolio and the increase in refinancing activity as further discussed on page 21.

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

    COMMERCIAL FINANCIAL SERVICES GROUP

    The Commercial Financial Services Group offers a variety of commercial financial services, including:

    -  commercial and project loans,

    -  real estate financing,

    - commercial financing based on accounts receivable, inventory, or other short-term assets,

    - trade financing, which is the short-term extension of credit to support export/import transactions, including letters of credit,

    -  lease financing,

    -  customized cash management services, and

    -  selected capital markets products.

    The group's customers provide a significant source of opportunities for us to sell products and services of other units of Union Bank of California, N.A., including treasury, trust, and retail banking services. In the first quarter of 1999, average assets in this group were $14.0 billion, and average deposits were $5.5 billion. The increase in the group's net income over the first quarter of 1998 was primarily due to the growth in commercial, financial and industrial lending as discussed on page 20.

    INTERNATIONAL BANKING GROUP

    The International Banking Group primarily provides correspondent banking and trade finance-related products and services to financial institutions worldwide, particularly in Brazil, Hong Kong, Japan, Korea, and Taiwan. This includes the delivery of products and services that facilitate trade finance transactions, including payments, collection and the extension of short-term credit. The group also serves selected foreign firms and U.S. corporate clients in selected countries worldwide, particularly in Asia. In the U.S., the group serves subsidiaries and affiliates of non-Japanese Asian companies and U.S. branches and agencies of foreign banks. The group also provides international services to domestic corporate clients along the West Coast. The group's revenue predominately relates to foreign customers. In the first quarter of 1999, average assets in this group were $1.8 billion and average deposits were $781 million.

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

    As of March 31, 1999, the group had over $99.7 billion in assets under administration.

    GLOBAL MARKETS GROUP

    The Global Markets Group conducts business activities primarily to support the previously described business groups and their customers. This group offers a broad range of risk management products, such as foreign exchange and interest rate swaps, caps and floors. Additionally, it trades money market and other securities in the secondary market, including the placement of Union Bank of California, N.A.'s own liabilities with institutional investors. This group also manages our market-related risks as part of its responsibilities for asset/liability management. The group is also responsible for maintaining Union Bank of California, N.A.'s investment securities portfolio. In the first quarter of 1999, average assets in this group were $4.1 billion and average deposits were $2.9 billion.

    The group manages our securities portfolio, trading operations, wholesale funding needs, and interest rate and liquidity risk. The group includes products that support corporate lending, customer interest rate risk management needs and foreign exchange.

    OTHER

    "Other" includes the following items, none of which, on an individual basis, are significant to our business:

    - Corporate activities that are not directly attributable to one of the five major business units. Included in this category are goodwill, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent amounts, and merger and integration expense when applicable.

    - The unallocated allowance and related provision for credit losses and earnings associated with unallocated equity capital.

    - The Credit and Compliance Group, which includes $172 million of average assets, primarily loans with special credit conditions.

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

                                                                              FOR THE THREE MONTHS ENDED
                                                      --------------------------------------------------------------------------
                                                                 MARCH 31, 1998                        MARCH 31, 1999
                                                      ------------------------------------  ------------------------------------
                                                                   INTEREST      AVERAGE                 INTEREST      AVERAGE
                                                       AVERAGE      INCOME/      YIELD/      AVERAGE      INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                                 BALANCE    EXPENSE(1)     RATE(1)     BALANCE    EXPENSE(1)     RATE(1)
----------------------------------------------------  ----------  -----------  -----------  ----------  -----------  -----------
ASSETS
Loans:(2)
    Domestic........................................  $21,193,940  $ 424,538         8.10%  $23,140,810  $ 433,113         7.57%
    Foreign(3)......................................   1,417,152      23,717         6.79    1,139,916      18,530         6.59
Securities - taxable(4).............................   2,571,452      41,019         6.41    3,534,633      55,387         6.29
Securities - tax-exempt(4)..........................     112,809       2,826        10.02       84,883       2,130        10.04
Interest bearing deposits in banks..................     533,462       8,299         6.31      215,568       3,188         6.00
Federal funds sold and securities
    purchased under resale agreements...............     298,288       4,142         5.63      139,274       1,697         4.94
Trading account assets..............................     486,101       5,308         4.43      363,604       3,938         4.39
                                                      ----------  -----------               ----------  -----------
      Total earning assets..........................  26,613,204     509,849         7.77   28,618,688     517,983         7.34
                                                                  -----------                           -----------
Allowance for credit losses.........................    (458,761)                             (457,277)
Cash and due from banks.............................   1,953,427                             1,982,326
Premises and equipment, net.........................     402,392                               427,603
Other assets........................................   1,354,994                             1,156,386
                                                      ----------                            ----------
      Total assets..................................  $29,865,256                           $31,727,726
                                                      ----------                            ----------
                                                      ----------                            ----------
LIABILITIES
Domestic deposits:
  Interest bearing..................................  $5,447,502      38,448         2.86   $5,509,002      34,707         2.56
  Savings and consumer time.........................   3,079,386      29,212         3.85    3,335,641      27,261         3.31
  Large time........................................   3,917,627      53,640         5.55    3,998,778      44,179         4.48
Foreign deposits(3).................................   1,837,349      23,577         5.20    1,521,529      16,632         4.43
                                                      ----------  -----------               ----------  -----------
      Total interest bearing deposits...............  14,281,864     144,877         4.11   14,364,950     122,779         3.47
                                                      ----------  -----------               ----------  -----------
Federal funds purchased and securities
    sold under repurchase agreements................   1,080,828      14,075         5.28    1,703,531      19,769         4.71
Commercial paper....................................   1,568,756      21,395         5.53    1,596,643      19,174         4.87
Other borrowed funds................................     365,488       5,102         5.66      637,065       8,150         5.19
Subordinated capital notes..........................     349,111       5,754         6.68      298,000       4,109         5.59
UnionBanCal Corporation - obligated mandatorily
    redeemable preferred securities of subsidiary
    grantor trust...................................          --          --           --      159,444       3,291         8.26
                                                      ----------  -----------               ----------  -----------
      Total borrowed funds..........................   3,364,183      46,326         5.58    4,394,683      54,493         5.03
                                                      ----------  -----------               ----------  -----------
      Total interest bearing liabilities............  17,646,047     191,203         4.39   18,759,633     177,272         3.83
                                                                  -----------                           -----------
Noninterest bearing deposits........................   8,149,582                             8,940,985
Other liabilities...................................   1,355,331                             1,032,756
                                                      ----------                            ----------
      Total liabilities.............................  27,150,960                            28,733,374
SHAREHOLDERS' EQUITY
Common equity.......................................   2,714,296                             2,994,352
                                                      ----------                            ----------
      Total shareholders' equity....................   2,714,296                             2,994,352
                                                      ----------                            ----------
      Total liabilities and shareholders'
        equity......................................  $29,865,256                           $31,727,726
                                                      ----------                            ----------
                                                      ----------                            ----------
Net interest income/margin
    (taxable-equivalent basis)......................                 318,646         4.86%                 340,711         4.83%
Less: taxable-equivalent adjustment.................                   1,196                                   890
                                                                  -----------                           -----------
      Net interest income...........................              $  317,450                            $  339,821
                                                                  -----------                           -----------
                                                                  -----------                           -----------

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

    Net interest income, on a taxable-equivalent basis, was $318.6 million in the first quarter of 1998, compared with $340.7 million in the first quarter of 1999. This increase of $22.1 million, or 7 percent, was primarily attributable to a $2.0 billion, or 8 percent, increase in average earning assets largely funded by a $791.4 million, or 10 percent, increase in average noninterest bearing deposits. The net interest margin decreased 3 basis points to 4.83 percent as a result of a lower interest rate environment that contributed to lower yields on loans and other average earning assets as well as a lower effective cost of funding those assets.

    Average earning assets were $26.6 billion in the first quarter of 1998, compared with $28.6 billion in the first quarter of 1999. This growth was primarily attributable to a $1.7 billion, or 7 percent, increase in average loans and a $935.3 million, or 35 percent, increase in average securities, partially offset by a $317.9 million, or 60 percent, decrease in average interest bearing deposits in banks. The growth in average loans was mostly due to the increase in average commercial, financial and industrial loans of $2.4 billion, partially offset by the decrease in average residential mortgage loans of $349.5 million, primarily related to continued mortgage refinancing activity, and the decrease in average consumer loans of $553.1 million, primarily related to the sale of the credit card portfolio which took place in the second quarter of 1998. See "Loans" on page 20 for additional commentary on growth in the loan portfolio. The increase in primarily fixed rate securities reflected interest rate risk management actions to reduce our exposure to declines in interest rates.

    The $2.0 billion, or 8 percent, growth in average earning assets over the first quarter of 1998 was partially funded by a $791.4 million increase in average noninterest bearing deposits. The increase in average noninterest bearing deposits was primarily due to the efforts of our institutional and deposit markets group coupled with an influx of new customer relationships, arising from the merger and acquisition activities of other financial institutions in the California market during the past year.

NONINTEREST INCOME

                                                                                FOR THE THREE MONTHS ENDED
                                                                       --------------------------------------------
                                                                                               INCREASE (DECREASE)
                                                                       MARCH 31,   MARCH 31,   --------------------
(DOLLARS IN THOUSANDS)                                                    1998        1999      AMOUNT     PERCENT
---------------------------------------------------------------------  ----------  ----------  ---------  ---------
Service charges on deposit accounts..................................  $   33,026  $   39,651  $   6,625      20.06%
Trust and investment management fees.................................      27,993      32,271      4,278      15.28
International commissions and fees...................................      17,631      17,631         --         --
Merchant transaction processing fees.................................      14,379      14,512        133       0.93
Merchant banking fees................................................       9,622       7,461     (2,161)    (22.46)
Brokerage commissions and fees.......................................       4,373       5,596      1,223      27.97
Foreign exchange trading gains, net..................................       4,851       5,112        261       5.38
Securities gains, net................................................       4,926       1,261     (3,665)    (74.40)
Other................................................................      11,229      15,813      4,584      40.82
                                                                       ----------  ----------  ---------
  Total noninterest income...........................................  $  128,030  $  139,308  $  11,278       8.81%
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------

    In the first quarter of 1999, noninterest income was $139.3 million, an increase of $11.3 million, or 9 percent, over the same period in 1998. This included a $6.6 million increase in service charges on deposit accounts, a $4.3 million increase in trust and investment management fees, and a $4.6 million increase in other noninterest income, partially offset by a $2.2 million decrease in merchant banking fees and a $3.7 million decrease in net securities gains, related to securities available for sale.

    Revenue from service charges on deposit accounts was $39.7 million, an increase of 20 percent over the first quarter of 1998. The increase was primarily attributable to a 4 percent increase in average deposits coupled with the expansion of several products and services.

    Trust and investment management fees were $32.3 million, an increase of 15 percent over the first quarter of 1998. The increase was due to strong growth in trust accounts and assets under management, which resulted in higher mutual fund management fees.

    Other noninterest income was $15.8 million, an increase of 41 percent over the first quarter of 1998. The increase was mostly due to a $2.3 million gain related to the sale of Argentine bonds and a $1.1 million gain related to the sale of a leased asset in the first quarter of 1999.

    Merchant banking fees were $7.5 million, a decrease of 22 percent from the first quarter of 1998. The decrease was due to lower syndication fees of $3.2 million, partly offset by higher investment banking fees of $1.1 million.

NONINTEREST EXPENSE

                                                                                FOR THE THREE MONTHS ENDED
                                                                       --------------------------------------------
                                                                                               INCREASE (DECREASE)
                                                                       MARCH 31,   MARCH 31,   --------------------
(DOLLARS IN THOUSANDS)                                                    1998        1999      AMOUNT     PERCENT
---------------------------------------------------------------------  ----------  ----------  ---------  ---------
Salaries and other compensation......................................  $  118,699  $  131,074  $  12,375      10.43%
Employee benefits....................................................      30,505      36,593      6,088      19.96
                                                                       ----------  ----------  ---------
  Personnel-related expense..........................................     149,204     167,667     18,463      12.37
Net occupancy........................................................      22,025      22,461        436       1.98
Equipment............................................................      13,839      14,541        702       5.07
Merchant transaction processing......................................      10,080      11,610      1,530      15.18
Professional services................................................       7,307      10,694      3,387      46.35
Communications.......................................................      11,229       9,933     (1,296)    (11.54)
Data processing......................................................       6,502       8,001      1,499      23.05
Printing and office supplies.........................................       6,335       6,672        337       5.32
Software.............................................................       4,440       6,413      1,973      44.44
Advertising and public relations.....................................       6,051       6,106         55       0.91
Travel...............................................................       3,762       4,079        317       8.43
Intangible asset amortization........................................       3,338       3,509        171       5.12
Armored car..........................................................       2,859       3,227        368      12.87
Foreclosed asset expense (income)....................................        (198)        (41)       157     (79.29)
Other................................................................      21,702      28,121      6,419      29.58
                                                                       ----------  ----------  ---------
   Total noninterest expense.........................................  $  268,475  $  302,993  $  34,518      12.86%
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------

    In the first quarter of 1999, noninterest expense was $303.0 million, an increase of $34.5 million, or 13 percent, over the same period in 1998. This included a $18.5 million increase in personnel-related expense, a $3.4 million increase in professional services expense, a $2.0 million increase in software expense, and a $6.4 million increase in other noninterest expense.

    Personnel-related expense was $167.7 million, an increase of 12 percent over the first quarter of 1998. This increase was mostly due to $6.2 million in merit increases, an increase of $2.3 million in contract labor, an increase of $2.1 million in performance-based incentive compensation, and a $2.3 million increase in benefits expense arising from a loss in the fair value of assets underlying postretirement benefit plans.

    Professional services expense was $10.7 million, an increase of 46 percent over the first quarter of 1998, due to costs related to the year 2000 effort.

    Software expense was $6.4 million, an increase of 44 percent over the first quarter of 1998, primarily due to increased purchases of computer software products related to system upgrades and increased software maintenance contracts.

    Other noninterest expense was $28.1 million, an increase of 30 percent over the first quarter of 1998, primarily attributable to an increase of $4.5 million in expenses incurred to support higher deposit volumes and an increase of $2.7 million in other outside service expenses.

    We continue to make preparations for the year 2000. (See "Year 2000" on page 27 for a detailed discussion of the year 2000 program.) We estimate that the total cost of the year 2000 project will be approximately $50.0 million, of which $10.0 million relates to capital expenditures which we will capitalize and depreciate over their useful lives. The remaining $40.0 million will be included in noninterest expense in the period incurred. As of March 31, 1999, we have spent $28.6 million on the year 2000 project, $2.2 million in 1997, $21.6 million in 1998 and $4.8 million in the first quarter of 1999. Of the $28.6 million spent as of March 31, 1999, $6.5 million related to capital expenditures, $0.8 million in 1997, $5.2 million in 1998, and $0.5 million in the first quarter of 1999. Of the estimated $21.4 million remaining to be spent, an estimated $3.5 million is expected to be for capital expenditures and $17.9 million is expected to be included in noninterest expense over the next 21 months. Of the $17.9 million to be included in noninterest expense, we expect that approximately $10.1 million will be spent on salaries and contract labor. This assumes that the current mix of internal staff and contract labor remains the same, the hours and the person-days needed to complete the projects are not materially exceeded, and that preparations for the year 2000 remain on schedule. The remaining $7.8 million is expected to relate to other operating expenses. We are funding the cost of the year 2000 project with normal operating cash and are staffing it with external resources as well as internal staff re-deployed from less time-sensitive assignments. Estimated total cost could change further as analysis continues.

INCOME TAX EXPENSE

    The effective tax rates for the first quarter of 1998 and 1999 were 39 percent and 31 percent, respectively. We recognized a $6.3 million federal tax benefit as the result of an IRS settlement with respect to refund claims we filed for the years 1992 through 1994. The lower effective tax rate in the first quarter of 1999 also reflects our ability to file our 1999 California franchise tax returns on a worldwide unitary reporting basis, which incorporates the financial results of our majority shareholder, The Bank of Tokyo-Mitsubishi, Ltd. and their worldwide affiliates. Excluding the $6.3 million federal tax benefit, our effective tax rate for the first quarter of 1999 would have been 34 percent.

LOANS

    The following table shows loans outstanding by loan type.

                                                                                          PERCENT CHANGE TO
                                                                                         MARCH 31, 1999 FROM:
                                                                                       ------------------------
                                                MARCH 31,   DECEMBER 31,   MARCH 31,   MARCH 31,   DECEMBER 31,
(DOLLARS IN THOUSANDS)                            1998          1998          1999       1998          1998
---------------------------------------------  -----------  ------------   ----------  ---------   ------------
Domestic:
   Commercial, financial and industrial......  $10,908,882   $13,119,534   $13,393,019    22.77%        2.08%
   Construction..............................      270,210       439,806      535,015     98.00        21.65
   Mortgage:
       Residential...........................    2,923,174     2,627,668    2,543,801    (12.98)       (3.19)
       Commercial............................    2,971,186     2,975,484    3,011,719      1.36         1.22
                                               -----------  ------------   ----------
         Total mortgage......................    5,894,360     5,603,152    5,555,520     (5.75)       (0.85)
   Consumer:
       Installment...........................    2,067,372     1,984,941    1,968,849     (4.77)       (0.81)
       Home equity...........................      934,857       818,199      744,783    (20.33)       (8.97)
       Credit card and other lines of
        credit...............................      254,525            --           --   (100.00)          --
                                               -----------  ------------   ----------
         Total consumer......................    3,256,754     2,803,140    2,713,632    (16.68)       (3.19)
   Lease financing...........................      888,846     1,032,148    1,066,134     19.95         3.29
                                               -----------  ------------   ----------
         Total loans in domestic offices.....   21,219,052    22,997,780   23,263,320      9.63         1.15
Loans originated in foreign branches.........    1,284,991     1,298,331    1,089,034    (15.25)      (16.12)
                                               -----------  ------------   ----------
         Total loans.........................  $22,504,043   $24,296,111   $24,352,354     8.21%        0.23%
                                               -----------  ------------   ----------
                                               -----------  ------------   ----------

    Our lending activities are predominantly domestic, with such loans comprising 96 percent of the total loan portfolio at March 31, 1999. Total loans at March 31, 1999 were $24.4 billion, an increase of $1.8 billion, or 8 percent, from March 31, 1998. The increase was primarily attributable to growth in the commercial, financial and industrial loan portfolio, which increased $2.5 billion, and the construction loan portfolio, which increased $264.8 million, partially offset by the residential mortgage loan portfolio, which decreased $379.4 million, and by the consumer loan portfolio, which decreased $543.1 million.

    Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are extended principally to major corporations, middle market businesses, and small businesses, with no industry concentration exceeding 10 percent of total commercial, financial and industrial loans. At March 31, 1998 and 1999, the commercial, financial and industrial loan portfolio was $10.9 billion, or 48 percent of total loans, and $13.4 billion, or 55 percent of total loans, respectively. The increase of $2.5 billion, or 23 percent, from March 31, 1998 was primarily attributable to loans extended to businesses with revenues exceeding $20 million. The growth continued to reflect the results of initiatives to increase participation in larger syndicated loan positions as lead manager and as agent, especially in the communications, media, and entertainment and energy capital services industries in which we have developed specialized lending expertise.

    The construction loan portfolio totaled $270.2 million, or 1 percent of total loans, at March 31, 1998, compared with $535.0 million, or 2 percent of total loans, at March 31, 1999. This growth of $264.8 million, or 98 percent, from March 31, 1998 was primarily attributable to the favorable California real estate market coupled with the continuing improvement in the West Coast economy.

    Mortgage loans were $5.9 billion, or 26 percent of total loans, at March 31, 1998, compared with $5.6 billion, or 23 percent of total loans, at March 31, 1999. The mortgage loan portfolio consists of loans on commercial and industrial projects and residential loans, secured by one-to-four family residential properties, primarily in California. Despite the sale of $123.0 million in commercial real estate mortgages during the second quarter of 1998, commercial mortgage loans slightly increased by $40.5 million, or 1 percent, from March 31, 1998, reflecting both the favorable California real estate market and the continued improvement in the West Coast economy. Residential mortgage loans decreased $379.4 million, or 13 percent, principally due to prepayments arising from the lower interest rate environment.

    Consumer loans totaled $3.3 billion, or 14 percent of total loans, at March 31, 1998, compared with $2.7 billion, or 11 percent of total loans, at March 31, 1999. The decrease of $543.1 million, or 17 percent, was attributable to the sale of the $253.0 million credit card loan portfolio in April 1998, and to a reduction in home equity loans as customers refinanced to take advantage of favorable long-term, fixed mortgage rates.

    Lease financing totaled $888.8 million, or 4 percent of total loans, at March 31, 1998, compared with $1.1 billion, or 4 percent of total loans, at March 31, 1999. During 1998, management created new initiatives for lending, especially in the lease financing segment. This continued refocus on leasing resulted in a $177.3 million, or 20 percent, increase in lease financing over the first quarter of 1998.

    Loans originated in foreign branches totaled $1.3 billion, or 6 percent of total loans, at March 31, 1998 and $1.1 billion, or 4 percent of total loans, at March 31, 1999. The decrease of $196.0 million, or 15 percent, is attributable to the contraction of our exposure to key Asian markets, primarily Japan, Korea, Indonesia and Thailand, in response to the Asian economic crisis.

CROSS-BORDER OUTSTANDINGS

    Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of March 31, 1998, December 31, 1998, and March 31, 1999 for each country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. For those individual countries shown in the table below, most of our local currency outstandings are hedged or are funded by local currency borrowings.

                                                                                 PUBLIC      CORPORATIONS
                                                                  FINANCIAL      SECTOR        AND OTHER          TOTAL
(DOLLARS IN MILLIONS)                                           INSTITUTIONS    ENTITIES       BORROWERS      OUTSTANDINGS
--------------------------------------------------------------  -------------  -----------  ---------------  ---------------
March 31, 1998
Japan.........................................................    $     100     $      --      $     424        $     524
Korea.........................................................          379             1            168              548

December 31, 1998
Japan.........................................................          173            --            464              637
Korea.........................................................          448             1            117              566

March 31, 1999
Japan.........................................................          182            --            445              627
Korea.........................................................          472             2            119              593

    The economic condition and the ability of some countries, to which we have cross-border exposure, to manage their external debt obligations have been impacted by the Asian economic crisis that began in the second half of 1997. The Asian economic crisis appears to have stabilized somewhat, though the timing of full recovery is still uncertain. Our exposure in all affected countries continues to be primarily short-term in nature and substantially related to the finance of trade. For further discussion on the actions taken by management to reduce our credit exposure in Asia and Latin America, see "Allowance for Credit
Losses" below.

PROVISION FOR CREDIT LOSSES

    We recorded a $20.0 million provision for credit losses in the first quarter of 1998, compared with $5.0 million provision for credit losses in the first quarter of 1999. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below.

ALLOWANCE FOR CREDIT LOSSES

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

    The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, pools of loans, leases or commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:

    - Problem graded loan loss factors are derived from a migration model that tracks five years of historical loss experience. The periods used by the migration model are being increased in order to eventually cover a full business cycle period.

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

    -  recent loss experience in particular segments of the portfolio

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

    COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES

    At December 31, 1998, our allowance for credit losses was $459.3 million, or
1.89 percent of total loans, and 586 percent of total nonaccrual loans, compared with an allowance for credit losses at March 31, 1999 of $447.9 million, or 1.84 percent of total loans, and 446 percent of total nonaccrual loans.

    In addition, the allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 1998, total impaired loans were $78.5 million and the associated impairment allowance was $11.2 million, compared with $100.4 million and $20.8 million, respectively, at March 31, 1999.

    During the first quarter of 1999, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for credit losses except for the increase in the periods utilized by the migration model, which had an immaterial impact on the allowance. Changes in assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, affected the assessment of the unallocated allowance. In addition, as described below, we allocated a portion of the unallocated allowance to foreign loans amid concerns that the Asian financial turmoil had adversely impacted companies and financial institutions in Asian markets in which we operate.

    In our assessment as of March 31, 1999, management has continued to focus, in particular, on factors affecting elements of the oil and gas, agriculture and technology industries, and the continuing effects of the global financial turmoil on companies and financial institutions in domestic and foreign markets in which we operate and the growth in, and changes in the composition of, the loan portfolio.

    CHANGES IN THE FORMULA, SPECIFIC AND UNALLOCATED ALLOWANCES

    At March 31, 1999, the formula allowance decreased by $7 million from December 31, 1998, primarily due to a decline in this allowance related to criticized assets.

    At March 31, 1999, the specific allowance increased by $9 million from December 31, 1998, primarily due to the increase in impaired loans.

    At March 31, 1999, the unallocated allowance decreased by $13 million from December 31, 1998 due to a slight increase in the specific allowance. In addition, management believes that the inherent losses related to certain conditions considered in its evaluation of the unallocated allowance have remained relatively stable except for the $14.1 million one-time chargeoff taken on a single Taiwanese credit, which is described after the reconciliation of the allowance for credit losses on the following page.

    We do not weight the unallocated allowance among segments of the portfolio. At March 31, 1999, we had a $202 million unallocated allowance in our allowance for credit losses. In evaluating the appropriateness of the unallocated allowance, we considered the following factors:

    - the approximately $49 million to $61 million margin for model and estimation risk prescribed by our credit policy,

    - the effects of the decline in oil prices on borrowers in the oil and gas industry, which could be in the range of $15 million to $22 million,

    - the effects of abnormal weather conditions and export market conditions on agricultural borrowers, which could be in the range of $12 million to $18 million,

    - the effects of export market conditions and cyclical overcapacity on borrowers in the technology industry, which could be in the range of $19 million to $28 million,

    - the continued effects of the global financial turmoil on borrowers in Asia/Pacific countries, which could be in the range of $35 million to $65 million, and

    - the continued effects of the global financial turmoil on borrowers in Latin American countries, which could be in the range of $10 million to $15 million.

    There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the range set forth above. See paragraph on forward-looking statements on page 11.

    CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

    The following table sets forth a reconciliation of changes in our allowance for credit losses.

                                                                         FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                         --------------------
(DOLLARS IN THOUSANDS)                                                     1998       1999
-----------------------------------------------------------------------  ---------  ---------
Balance, beginning of period...........................................   $451,692   $459,328
Loans charged off:
    Commercial, financial and industrial...............................      3,988      3,732
    Construction.......................................................          3         --
    Mortgage...........................................................        814        409
    Consumer...........................................................     12,438      4,397
    Lease financing....................................................        657        892
    Foreign(1).........................................................         --     14,127
                                                                         ---------  ---------
       Total loans charged off.........................................     17,900     23,557
Recoveries of loans previously charged off:
    Commercial, financial and industrial...............................      7,745      4,562
    Construction.......................................................          3         --
    Mortgage...........................................................        528         96
    Consumer...........................................................      3,895      2,414
    Lease financing....................................................         77        149
                                                                         ---------  ---------
       Total recoveries of loans previously charged off................     12,248      7,221
                                                                         ---------  ---------
         Net loans charged off.........................................      5,652     16,336
Provision for credit losses............................................     20,000      5,000
Foreign translation adjustment and other net additions (deductions)....          3        (56)
                                                                         ---------  ---------
Balance, end of period.................................................   $466,043   $447,936
                                                                         ---------  ---------
                                                                         ---------  ---------
Allowance for credit losses to total loans.............................       2.07%      1.84%
Provision for credit losses to net loans charged off...................     353.86      30.61
Recoveries of loans to loans charged off in the previous period........      33.84      30.53
Net loans charged off to average loans outstanding for the period(2)...       0.10       0.27

------------------------

(1)  Foreign loans are those loans originated in foreign branches.

(2)  Annualized.

    Total loans charged off in the first quarter of 1999 increased by $5.7 million over the first quarter of 1998, primarily due to a $14.1 million chargeoff of a loan from a single foreign relationship, partially offset by a $8.0 million decrease in consumer loans charged off, primarily due to the sale of the credit card portfolio in the second quarter of 1998. Chargeoffs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

    Recoveries of loans previously charged off decreased by $5.0 million from March 31, 1998, while the percentage of net loans charged off to average loans increased from 0.10 percent in the first quarter of 1998 to 0.27 percent in the first quarter of 1999. At March 31, 1999, the allowance for credit losses exceeded the net loans charged off during the first quarter of 1999, reflecting management's belief, based on the foregoing analysis, that there were additional losses inherent in the portfolio.

    At March 31, 1999, our average annual net chargeoffs for the past five years and the three months ended March 31, 1999, were $87.3 million, which represents
5.1 years of losses based on the level of the allowance for credit losses at that date. Historical net chargeoffs are not necessarily indicative of the amount of net chargeoffs that we will realize in the future.

NONPERFORMING ASSETS

                                                                         MARCH 31,    DECEMBER 31,   MARCH 31,
(DOLLARS IN THOUSANDS)                                                      1998          1998          1999
----------------------------------------------------------------------  ------------  ------------  ------------
Commercial, financial and industrial..................................  $     65,540   $   60,703   $     89,814
Construction..........................................................         4,389        4,359          4,370
Mortgage:
    Residential.......................................................           951           --             --
    Commercial........................................................        41,571        8,254          6,227
                                                                        ------------  ------------  ------------
      Total mortgage..................................................        42,522        8,254          6,227
Other.................................................................            --        5,134             --
                                                                        ------------  ------------  ------------
      Total nonaccrual loans..........................................       112,451       78,450        100,411
Foreclosed assets.....................................................        19,952       11,400          9,426
                                                                        ------------  ------------  ------------
      Total nonperforming assets......................................  $    132,403   $   89,850   $    109,837
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Allowance for credit losses...........................................  $    466,043   $  459,328   $    447,936
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Nonaccrual loans to total loans.......................................          0.50%        0.32%          0.41%
Allowance for credit losses to nonaccrual loans.......................        414.44       585.50         446.10
Nonperforming assets to total loans and foreclosed assets.............          0.59         0.37           0.45
Nonperforming assets to total assets..................................          0.43         0.28           0.34

    At March 31, 1999, nonperforming assets totaled $109.8 million, a decrease of $22.6 million, or 17 percent, from a year earlier. The decrease was primarily the result of reductions of $35.3 million in nonaccrual commercial mortgage loans, due to third quarter 1998 note sales totaling $29.8 million, repayments and restorations to accrual status, and $10.5 million in foreclosed assets, due to sales of individual assets, partially offset by a $24.3 million increase in nonaccrual commercial, financial and industrial loans, due to the placement on nonaccrual status of a few large loans made to upper-middle market and large businesses.

    Nonaccrual loans as a percentage of total loans were 0.50 percent at March 31, 1998, compared with 0.41 percent at March 31, 1999. Nonperforming assets as a percentage of total loans and foreclosed assets improved to 0.45 percent at March 31, 1999 from 0.59 percent at March 31, 1998.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

                                                                               MARCH 31,   DECEMBER 31,   MARCH 31,
(DOLLARS IN THOUSANDS)                                                           1998          1998         1999
----------------------------------------------------------------------------  -----------  ------------  -----------
Commercial, financial and industrial........................................   $   1,159    $      913    $   1,241
Mortgage:
   Residential..............................................................       8,886         9,338        8,767
   Commercial...............................................................         404        13,955          831
                                                                              -----------  ------------  -----------
       Total mortgage.......................................................       9,290        23,293        9,598
Consumer and other..........................................................       7,500         7,292        3,420
                                                                              -----------  ------------  -----------
  Total loans 90 days or more past due
    and still accruing......................................................   $  17,949    $   31,498    $  14,259
                                                                              -----------  ------------  -----------
                                                                              -----------  ------------  -----------

LIQUIDITY

    Liquidity refers to our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. Our liquidity management draws upon the strengths of our extensive retail and commercial market business franchise, coupled with the ability to obtain funds for various terms in a variety of domestic and international money markets.

    Core deposits provide us with a sizable source of relatively stable and low-cost funds. In the first quarter of 1999, lower cost sources of funds, which include noninterest bearing deposits and interest bearing core deposits, funded 62 percent of average earning assets. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper and other borrowings.

REGULATORY CAPITAL

    The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.

                                                                                                         MINIMUM
                                                      MARCH 31,      DECEMBER 31,     MARCH 31,        REGULATORY
(DOLLARS IN THOUSANDS)                                   1998            1998            1999          REQUIREMENT
--------------------------------------------------  --------------  --------------  --------------  -----------------
CAPITAL COMPONENTS
Tier 1 capital....................................  $    2,663,606  $    2,965,865  $    3,097,234
Tier 2 capital....................................         604,145         604,938         611,254
                                                    --------------  --------------  --------------
Total risk-based capital..........................  $    3,267,751  $    3,570,803  $    3,708,488
                                                    --------------  --------------  --------------
                                                    --------------  --------------  --------------
Risk-weighted assets..............................  $   29,094,505  $   30,753,030  $   31,276,042
                                                    --------------  --------------  --------------
                                                    --------------  --------------  --------------
Quarterly average assets..........................  $   29,795,772  $   31,627,022  $   31,667,763
                                                    --------------  --------------  --------------
                                                    --------------  --------------  --------------
CAPITAL RATIOS
Total risk-based capital..........................           11.23%          11.61%          11.86%            8.0   %
Tier 1 risk-based capital.........................            9.16            9.64            9.90             4.0
Leverage ratio(1).................................            8.94            9.38            9.78             4.0

------------------------

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

    Compared with December 31, 1998, our Tier 1 risk-based capital ratio at March 31, 1999 increased 26 basis points to 9.90 percent, the total risk-based capital ratio increased 25 basis points to 11.86 percent, and the leverage ratio increased 40 basis points to 9.78 percent. The increase in the capital ratios was primarily attributable to the issuance of $350 million in redeemable preferred securities.

    As of March 31, 1999, management believes the capital ratios of Union Bank of California, N.A. met all regulatory minimums of a "well-capitalized" institution.

YEAR 2000

    The year 2000 problem exists because many computer programs use only the last two digits to refer to a year. This convention could affect date-sensitive calculations that treat "00" as the year 1900, rather than as the year 2000. Another issue is that the year 2000 is a leap year and some programs may not properly provide for February 29, 2000.

    This discussion of the implications of the year 2000 problem for us contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which we plan to complete the internal year 2000 modifications are based on management's best estimates of future events. See details with respect to costs for year 2000 on page 19. The material assumptions underlying the estimated cost are:

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

    In addition, we place a high degree of reliance on computer systems of third parties, such as customers, vendors, and other financial and governmental institutions. Although we are assessing the readiness of these third parties and preparing contingency plans, the failure of these third parties to modify their systems in advance of December 31, 1999 may have a material adverse effect on us.

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

    Our year 2000 program is comprised of numerous individual projects that address the following broad areas:

    -  data processing systems,

    -  telecommunications and data networks,

    -  building facilities and security systems,

    -  vendor risk,

    -  customer risk,

    -  contingency planning, and

    -  communications.

    We have identified over 2,000 individual projects. The projects vary in size, importance and materiality, from large undertakings, such as remediating complicated data systems, to smaller, but still important, projects such as installing compliant computer utility systems or assuring that building equipment will perform properly. The program continues to evolve as we identify new projects to keep up with increased understanding of year 2000 implications and evolving external requirements. Virtually all of the projects currently identified have begun, and more than 80 percent have been completed.

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

    The most important projects are the "Mission Critical" application systems upon which we rely for our principal business functions. Remediation of the Mission Critical Systems is now complete as indicated in the following table.

                    MISSION CRITICAL APPLICATION COMPLETION

                                                                                                        % COMPLETED
                                                                                                      ---------------
June 1998...........................................................................................            10%
September 1998......................................................................................            38%
December 1998.......................................................................................            90%
March 1999..........................................................................................           100%

    We have also achieved substantial progress with systems prioritized as "Other Critical". As of March 31, 1999, 90 percent of these systems were complete. Substantially all are expected to be complete by June 30, 1999.

    In addition to testing individual systems, we have begun integrated contingency testing of our "Mission Critical" and many other systems in a separate computer environment where dates are set forward in order to identify and correct problems that might not otherwise become evident until processing in the new century begins. This testing, referred to as "Time Machine Integrated Contingency Testing", is well underway and will extend throughout 1999.

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

    We rely on vendors and customers, and we are addressing year 2000 issues with both groups. We have identified over 300 vendors and have made inquiries about their year 2000 readiness plans and status. Risk assessments have been made and we are undertaking appropriate measures to minimize risk as much as possible for those vendors that we have assigned a risk rating of medium or high. Presently, approximately 15 percent are rated as medium or high risk, and risk mitigation planning is underway. We have, however, no viable alternatives for some suppliers, such as power distribution and local telephone companies. We are still evaluating these companies, and we will use the results as information for system-wide contingency planning. As with all financial institutions, we place a high degree of reliance on the systems of other institutions, including governmental agencies, to settle transactions. We will test principal settlement methods associated with major payment systems as part of their associated system projects.

    We also rely on our customers to make necessary preparations for the year 2000 so that their business operations will not be interrupted, thus threatening their ability to honor their financial commitments. We have identified over 2,700 borrowers, capital market counterparties, funding sources, and large depositors that constitute our customers as having financial volumes sufficiently large to warrant our inquiry and assessment of their year 2000 preparation. The financial volumes included loans and unused commitments, collected deposit balances, automated clearing house transactions, foreign exchange, and derivatives. We have completed initial and follow-up inquiries and written assessments for approximately 99 percent of the identified financial volume.

    Our borrowers, the population of customers with loans and unused commitments outstanding, pose the highest level of concern. As of March 31, 1999, our ongoing assessment of these borrowers resulted in the following assignments of risk: 87 percent low risk, 12 percent medium risk and 1 percent high risk. We have established individual risk mitigation plans for substantially all customers rated as high risk. The risk mitigation plans further evaluate whether year 2000 issues will materially affect the customer's cash flow, asset values, and collateral pledged to us. They seek to implement specific actions that will keep the borrowers focused on corrective measures to reduce potential credit risk. The risk mitigation plans use the normal credit process that we employ to manage credit risk and require the concurrence of a credit administrator.

    We will make ongoing assessments of customers at all levels of risk. Those with low risk will be reassessed semi-annually, while customers with medium and high risk will be reassessed quarterly.

    RISKS

    The principal risks associated with the year 2000 problem can be grouped into three categories:

    -  incomplete preparation of our operations for the next century,

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

    PROGRAM ASSESSMENT

    The year 2000 program office reports on progress monthly to our Executive Management Committee and quarterly to the Audit and Examining Committee of the Board. The Internal Audit Division and the National Bank Examiners regularly assess our year 2000 preparations and report quarterly to the Audit and Examining Committee.

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

    We rated the level of potential risk as high, moderate or low, and we rated the probability of occurrence as high, moderate or low. Critical operating units with a low or moderate level of potential risk and a low probability of occurrence do not require a contingency plan for the area of concern. For any other combination, the development of a contingency plan is required. Plans have been developed and are now being reviewed.

    OTHER RELATED DISCLOSURES

    HighMark Capital Management, Inc. is a registered investment advisor and Union Bank of California Investment Services, Inc. is a broker-dealer. Each of these subsidiaries makes publicly available separate year 2000 reports. You can find additional year 2000 information in those reports.

ITEM 3. MARKET RISK

    Information concerning our exposure to market risk, which has remained relatively unchanged from December 31, 1998, is incorporated by reference from the text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits Index:

   NO.                                                    DESCRIPTION
---------  ----------------------------------------------------------------------------------------------------------
     3.1   Restated Articles of Incorporation of the Registrant, as amended(1)
     3.2   By-laws of the Registrant, as amended January 27, 1999(2)
    10.1   Management Stock Plan. (As restated effective June 1, 1997)*(3)
    10.2   Union Bank of California Deferred Compensation Plan. (January 1, 1997, Restatement, as amended November
             21, 1996)*(4)
    10.3   Union Bank of California Senior Management Bonus Plan. (Effective January 1, 1997)*(3)
    10.4   Richard C. Hartnack Employment Agreement. (Effective January 1, 1998)*(5)
    10.5   Robert M. Walker Employment Agreement. (Effective January 1, 1998)*(5)
    10.6   Union Bank of California Supplemental Executive Retirement Plan. (Effective January 1, 1988) (Amended and
             restated as of January 1, 1997)*(3)
    10.7   Union Bank Executive Wellness Plan. (Effective January 1, 1994)*(6)
    10.8   Union Bank Financial Services Reimbursement Program. (Effective January 1, 1996)*(7)
    10.9   Performance Share Plan. (Effective January 1, 1997)*(3)
    10.10  Service Agreement Between Union Bank of California and The Bank of Tokyo-Mitsubishi Ltd. (Effective
             October 1, 1997)*(3)
    27     Financial Data Schedule(2)

------------------------

(1) Incorporated by reference to Form 10-K for the year ended December 31, 1998.

(2)  Filed herewith.

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

                                          Dated: May 17, 1999