Form 10-Q
period 1999-06-30
UNIONBANCAL CORP
filed 1999-08-10
CIK 1011659

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                         Commission file number 0-28118

                            UNIONBANCAL CORPORATION

     State of Incorporation: California        I.R.S. Employer Identification No. 94-1234979

                             350 California Street
                      San Francisco, California 94104-1476
                  Registrant's telephone number (415) 765-2969

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   Number of shares of Common Stock outstanding at July 31, 1999: 164,611,527

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                          -----------

PART I
FINANCIAL INFORMATION

  Consolidated Financial Highlights.....................................................................           2

  Item 1. Financial Statements:
    Consolidated Statements of Income...................................................................           4
    Consolidated Balance Sheets.........................................................................           5
    Consolidated Statements of Changes in Shareholders' Equity..........................................           6
    Consolidated Statements of Cash Flows...............................................................           7
    Notes to Consolidated Financial Statements..........................................................           8

  Item 2. Management's Discussion and Analysis:
    Introduction........................................................................................          12
    Summary.............................................................................................          12
    Mission Excel.......................................................................................          14
    Business Segments...................................................................................          14
    Net Interest Income.................................................................................          20
    Noninterest Income..................................................................................          23
    Noninterest Expense.................................................................................          24
    Income Tax Expense..................................................................................          26
    Loans...............................................................................................          27
    Cross-Border Outstandings...........................................................................          28
    Provision for Credit Losses.........................................................................          29
    Allowance for Credit Losses.........................................................................          29
    Nonperforming Assets................................................................................          33
    Loans 90 Days or More Past Due and Still Accruing...................................................          33
    Liquidity...........................................................................................          34
    Regulatory Capital..................................................................................          34
    Year 2000...........................................................................................          34
    Forward-looking Statements..........................................................................          38

  Item 3. Market Risk...................................................................................          41

PART II
OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders...........................................          42

  Item 5. Other Information.............................................................................          42

  Item 6. Exhibits and Reports on Form 8-K..............................................................          43

  Signatures............................................................................................          44

                         PART I. FINANCIAL INFORMATION

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                           PERCENT CHANGE TO
                                                       FOR THE THREE MONTHS ENDED         JUNE 30, 1999 FROM:
                                                ----------------------------------------  --------------------
                                                  JUNE 30,     MARCH 31,      JUNE 30,    JUNE 30,   MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)       1998          1999          1999        1998       1999
----------------------------------------------  ------------  ------------  ------------  --------   ---------
RESULTS OF OPERATIONS:
  Net interest income(1)......................  $    326,708  $    340,711  $    348,014     6.52%      2.14%
  Provision for credit losses.................        15,000         5,000        10,000   (33.33)    100.00
  Noninterest income..........................       147,994       139,308       144,798    (2.16)      3.94
  Noninterest expense.........................       277,325       302,993       307,582    10.91       1.51
                                                ------------  ------------  ------------
  Income before income taxes(1)...............       182,377       172,026       175,230    (3.92)      1.86
  Taxable-equivalent adjustment...............         1,152           890           851   (26.13)     (4.38)
  Income tax expense..........................        72,704        52,641        59,652   (17.95)     13.32
                                                ------------  ------------  ------------
  Net income..................................  $    108,521  $    118,495  $    114,727     5.72%     (3.18)%
                                                ------------  ------------  ------------
                                                ------------  ------------  ------------
PER COMMON SHARE:
  Net income--basic...........................  $       0.62  $       0.69  $       0.70    12.90%      1.45%
  Net income--diluted.........................          0.62          0.69          0.69    11.29         --
  Dividends(2)................................          0.14          0.19          0.19    35.71         --
  Book value (end of period)..................         16.21         17.17         17.50     7.96       1.92
  Common shares outstanding (end of period)...   175,174,615   164,580,273   164,600,997    (6.04)      0.01
  Weighted average common shares
    outstanding--basic........................   175,114,975   171,825,589   164,588,227    (6.01)     (4.21)
  Weighted average common shares
    outstanding--diluted......................   175,789,969   172,465,676   165,278,828    (5.98)     (4.17)
BALANCE SHEET (END OF PERIOD):
  Total assets................................  $ 30,922,575  $ 32,347,577  $ 32,386,153     4.73%      0.12%
  Total loans.................................    22,958,328    24,352,354    24,586,658     7.09       0.96
  Nonperforming assets........................       122,943       109,837        97,449   (20.74)    (11.28)
  Total deposits..............................    23,412,519    23,996,023    24,133,148     3.08       0.57
  Common equity...............................     2,839,530     2,825,730     2,881,137     1.47       1.96
BALANCE SHEET (PERIOD AVERAGE):
  Total assets................................  $ 29,756,517  $ 31,727,726  $ 31,960,796     7.41%      0.73%
  Total loans.................................    22,698,082    24,280,726    24,854,844     9.50       2.36
  Earning assets..............................    26,845,853    28,618,688    28,867,990     7.53       0.87
  Total deposits..............................    22,154,050    23,305,935    23,348,561     5.39       0.18
  Common equity...............................     2,795,714     2,994,352     2,872,991     2.76      (4.05)
FINANCIAL RATIOS:
  Return on average assets(3).................          1.46%         1.51%         1.44%
  Return on average common equity(3)..........         15.57         16.05         16.02
  Efficiency ratio(4).........................         58.47         63.13         62.52
  Net interest margin(1)......................          4.88          4.83          4.84
  Dividend payout ratio.......................         22.58         27.54         27.14
  Tangible equity ratio.......................          8.99          8.56          8.70
  Tier 1 risk-based capital ratio.............          9.28          9.90         10.02
  Total risk-based capital ratio..............         11.34         11.86         11.96
  Leverage ratio..............................          9.27          9.78          9.91
  Allowance for credit losses to total
    loans.....................................          2.08          1.84          1.83
  Allowance for credit losses to nonaccrual
    loans.....................................        446.71        446.10        495.45
  Net loans charged off to average total
    loans(3)..................................          0.05          0.27          0.12
  Nonperforming assets to total loans and
    foreclosed assets.........................          0.54          0.45          0.40
  Nonperforming assets to total assets........          0.40          0.34          0.30

------------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.

(3)    Annualized.

(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.2) million in the second quarter of 1998, none in the first quarter of 1999, and $(0.5) million in the second quarter of 1999.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED)
                                  (UNAUDITED)

                                                            FOR THE SIX MONTHS ENDED
                                                    ----------------------------------------
                                                      JUNE 30,      JUNE 30,      PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)           1998          1999         CHANGE
--------------------------------------------------  ------------  ------------  ------------

RESULTS OF OPERATIONS:
  Net interest income(1)..........................  $    645,354  $    688,725          6.72%
  Provision for credit losses.....................        35,000        15,000        (57.14)
  Noninterest income..............................       276,024       284,106          2.93
  Noninterest expense.............................       545,800       610,575         11.87
                                                    ------------  ------------
  Income before income taxes(1)...................       340,578       347,256          1.96
  Taxable-equivalent adjustment...................         2,348         1,741        (25.85)
  Income tax expense..............................       134,132       112,293        (16.28)
                                                    ------------  ------------
  Net income......................................  $    204,098  $    233,222         14.27%
                                                    ------------  ------------
                                                    ------------  ------------
PER COMMON SHARE:
  Net income--basic...............................  $       1.17  $       1.39         18.80%
  Net income--diluted.............................          1.16          1.38         18.97
  Dividends(2)....................................          0.28          0.38         35.71
  Book value (end of period)......................         16.21         17.50          7.96
  Common shares outstanding (end of period).......   175,174,615   164,600,997         (6.04)
  Weighted average common shares
    outstanding--basic............................   175,041,490   168,186,916         (3.92)
  Weighted average common shares
    outstanding--diluted..........................   175,696,498   168,842,537         (3.90)

BALANCE SHEET (END OF PERIOD):
  Total assets....................................  $ 30,922,575  $ 32,386,153          4.73%
  Total loans.....................................    22,958,328    24,586,658          7.09
  Nonperforming assets............................       122,943        97,449        (20.74)
  Total deposits..................................    23,412,519    24,133,148          3.08
  Common equity...................................     2,839,530     2,881,137          1.47

BALANCE SHEET (PERIOD AVERAGE):
  Total assets....................................  $ 29,810,472  $ 31,844,898          6.82%
  Total loans.....................................    22,654,828    24,569,371          8.45
  Earning assets..................................    26,730,172    28,744,028          7.53
  Total deposits..................................    22,291,982    23,327,365          4.64
  Common equity...................................     2,755,230     2,933,336          6.46

FINANCIAL RATIOS:
  Return on average assets(3).....................          1.38%         1.48%
  Return on average common equity(3)..............         14.94         16.03
  Efficiency ratio(4).............................         59.28         62.82
  Net interest margin(1)..........................          4.87          4.83
  Dividend payout ratio...........................         23.93         27.34
  Tangible equity ratio...........................          8.99          8.70
  Tier 1 risk-based capital ratio.................          9.28         10.02
  Total risk-based capital ratio..................         11.34         11.96
  Leverage ratio..................................          9.27          9.91
  Allowance for credit losses to total loans......          2.08          1.83
  Allowance for credit losses to nonaccrual
    loans.........................................        446.71        495.45
  Net loans charged off to average total
    loans(3)......................................          0.08          0.20
  Nonperforming assets to total loans and
    foreclosed assets.............................          0.54          0.40
  Nonperforming assets to total assets............          0.40          0.30

------------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.

(3)    Annualized.

(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income
       (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.4) million and $(0.6) million for the first six months of 1998 and 1999, respectively.

ITEM 1. FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                 FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,        ENDED JUNE 30,
                                                                 --------------------  --------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                      1998       1999       1998       1999
---------------------------------------------------------------  ---------  ---------  ---------  ---------
INTEREST INCOME
  Loans........................................................  $ 449,037  $ 464,858  $ 897,086  $ 916,350
  Securities...................................................     48,936     54,213     91,831    111,031
  Interest bearing deposits in banks...........................      3,119      3,068     11,418      6,256
  Federal funds sold and securities purchased under resale
    agreements.................................................      3,568      1,196      7,710      2,893
  Trading account assets.......................................      7,336      2,503     12,604      6,401
                                                                 ---------  ---------  ---------  ---------
      Total interest income....................................    511,996    525,838  1,020,649  1,042,931
                                                                 ---------  ---------  ---------  ---------
INTEREST EXPENSE
  Domestic deposits............................................    113,136    101,519    234,436    207,666
  Foreign deposits.............................................     22,073     17,181     45,650     33,813
  Federal funds purchased and securities sold under repurchase
    agreements.................................................     19,541     21,107     33,616     40,876
  Commercial paper.............................................     22,067     18,020     43,462     37,194
  Subordinated capital notes...................................      5,332      4,036     11,086      8,145
  UnionBanCal Corporation--obligated mandatorily redeemable
    preferred securities of subsidiary grantor trust...........         --      7,091         --     10,382
  Other borrowed funds.........................................      4,291      9,721      9,393     17,871
                                                                 ---------  ---------  ---------  ---------
      Total interest expense...................................    186,440    178,675    377,643    355,947
                                                                 ---------  ---------  ---------  ---------
NET INTEREST INCOME............................................    325,556    347,163    643,006    686,984
  Provision for credit losses..................................     15,000     10,000     35,000     15,000
                                                                 ---------  ---------  ---------  ---------
      Net interest income after provision for credit losses....    310,556    337,163    608,006    671,984
                                                                 ---------  ---------  ---------  ---------
NONINTEREST INCOME
  Service charges on deposit accounts..........................     32,553     42,929     65,579     82,580
  Trust and investment management fees.........................     30,036     33,983     58,029     66,254
  International commissions and fees...........................     18,934     18,080     36,565     35,711
  Merchant transaction processing fees.........................     13,738     18,146     28,117     32,658
  Merchant banking fees........................................      8,366      9,154     17,988     16,615
  Securities gains, net........................................         --        634      4,926      1,895
  Other........................................................     44,367     21,872     64,820     48,393
                                                                 ---------  ---------  ---------  ---------
      Total noninterest income.................................    147,994    144,798    276,024    284,106
                                                                 ---------  ---------  ---------  ---------
NONINTEREST EXPENSE
  Salaries and employee benefits...............................    150,708    167,015    299,912    334,682
  Net occupancy................................................     21,679     21,917     43,704     44,378
  Equipment....................................................     13,964     15,475     27,803     30,016
  Merchant transaction processing..............................     11,513     13,258     21,593     24,868
  Professional services........................................      8,594     10,290     15,901     20,984
  Communications...............................................     10,452     10,618     21,681     20,551
  Data processing..............................................      6,633      7,661     13,135     15,662
  Advertising and public relations.............................      8,302      9,390     14,353     15,496
  Foreclosed asset income......................................       (223)      (512)      (421)      (553)
  Other........................................................     45,703     52,470     88,139    104,491
                                                                 ---------  ---------  ---------  ---------
      Total noninterest expense................................    277,325    307,582    545,800    610,575
                                                                 ---------  ---------  ---------  ---------
  Income before income taxes...................................    181,225    174,379    338,230    345,515
  Income tax expense...........................................     72,704     59,652    134,132    112,293
                                                                 ---------  ---------  ---------  ---------
NET INCOME.....................................................  $ 108,521  $ 114,727  $ 204,098  $ 233,222
                                                                 ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------
NET INCOME PER COMMON SHARE--BASIC.............................  $    0.62  $    0.70  $    1.17  $    1.39
                                                                 ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------
NET INCOME PER COMMON SHARE--DILUTED...........................  $    0.62  $    0.69  $    1.16  $    1.38
                                                                 ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC..............    175,115    164,588    175,041    168,187
                                                                 ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED............    175,790    165,279    175,696    168,843
                                                                 ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                    (UNAUDITED)                   (UNAUDITED)
                                                      JUNE 30,     DECEMBER 31,     JUNE 30,
(DOLLARS IN THOUSANDS)                                  1998           1998           1999
--------------------------------------------------  ------------   ------------   ------------
ASSETS
Cash and due from banks...........................  $ 2,485,158    $ 2,135,380    $ 2,499,686
Interest bearing deposits in banks................      136,182        209,568        203,428
Federal funds sold and securities purchased under
  resale agreements...............................       57,503        333,530        385,930
                                                    ------------   ------------   ------------
    Total cash and cash equivalents...............    2,678,843      2,678,478      3,089,044
Trading account assets............................      748,593        267,718        197,120
Securities available for sale.....................    3,312,933      3,638,532      3,272,934
Securities held to maturity (market value: June
  30, 1998, $167,395;
  December 31, 1998, $163,244; June 30, 1999,
  $138,269).......................................      164,353        160,513        138,267
Loans (net of allowance for credit losses: June
  30, 1998, $478,133;
  December 31, 1998, $459,328; June 30, 1999,
  $450,403).......................................   22,480,195     23,836,783     24,136,255
Due from customers on acceptances.................      430,141        489,480        323,307
Premises and equipment, net.......................      397,014        421,091        440,569
Other assets......................................      710,503        783,721        788,657
                                                    ------------   ------------   ------------
    Total assets..................................  $30,922,575    $32,276,316    $32,386,153
                                                    ------------   ------------   ------------
                                                    ------------   ------------   ------------
LIABILITIES
Domestic deposits:
  Noninterest bearing.............................  $ 9,608,033    $ 9,919,316    $ 9,619,005
  Interest bearing................................   11,800,528     12,609,565     12,695,248
Foreign deposits:
  Noninterest bearing.............................      268,599        260,089        231,964
  Interest bearing................................    1,735,359      1,718,909      1,586,931
                                                    ------------   ------------   ------------
    Total deposits................................   23,412,519     24,507,879     24,133,148

Federal funds purchased and securities sold under
  repurchase agreements...........................    1,566,817      1,307,744      1,616,670
Commercial paper..................................    1,331,000      1,444,745      1,344,156
Other borrowed funds..............................      171,091        331,165        817,031
Acceptances outstanding...........................      430,141        489,480        323,307
Other liabilities.................................      823,477        839,059        622,704
Subordinated capital notes........................      348,000        298,000        298,000
UnionBanCal Corporation--obligated mandatorily
  redeemable preferred
  securities of subsidiary grantor trust..........           --             --        350,000
                                                    ------------   ------------   ------------
    Total liabilities.............................   28,083,045     29,218,072     29,505,016
                                                    ------------   ------------   ------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock:
  Authorized 5,000,000 shares, no shares issued or
    outstanding as of
    June 30, 1998, December 31, 1998, or June 30,
    1999..........................................           --             --             --
Common stock--no stated value:
  Authorized 300,000,000 shares, issued
    175,174,615 shares as of
    June 30, 1998, 175,259,919 shares as of
    December 31, 1998, and
    164,600,997 shares as of June 30, 1999........    1,721,604      1,725,619      1,415,104
Retained earnings.................................    1,109,071      1,314,915      1,487,481
Accumulated other comprehensive income............        8,855         17,710        (21,448)
                                                    ------------   ------------   ------------
    Total shareholders' equity....................    2,839,530      3,058,244      2,881,137
                                                    ------------   ------------   ------------
    Total liabilities and shareholders' equity....  $30,922,575    $32,276,316    $32,386,153
                                                    ------------   ------------   ------------
                                                    ------------   ------------   ------------

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------------------
(DOLLARS IN THOUSANDS)                                      1998                   1999
--------------------------------------------------  ---------------------  --------------------
COMMON STOCK
Balance, beginning of period......................  $1,714,209             $1,725,619
Dividend reinvestment plan........................          15                     29
Deferred compensation--restricted stock awards....       5,105                    (34)
Stock options exercised...........................       2,275                  1,028
Common stock repurchased..........................          --               (311,538)
                                                    ----------             ----------
  Balance, end of period..........................  $1,721,604             $1,415,104
                                                    ----------             ----------
RETAINED EARNINGS
Balance, beginning of period......................  $  957,662             $1,314,915
Net income........................................     204,098  $ 204,098     233,222  $233,222
Dividends on common stock(1)......................     (49,104)               (62,541)
Deferred compensation--restricted stock awards....      (3,585)                 1,885
                                                    ----------             ----------
  Balance, end of period..........................  $1,109,071             $1,487,481
                                                    ----------             ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period......................  $    7,428             $   17,710
Unrealized holding gains (losses) arising during
  the period on securities available for sale, net
  of tax expense (benefit) of $2,986 and $(23,967)
  in the first six months of 1998 and 1999,
  respectively....................................                  4,387               (38,566)
Less: reclassification adjustment for gains on
  securities available for sale included in net
  income, net of tax expense of $1,995 and $678 in
  the first six months of 1998 and 1999,
  respectively....................................                 (2,931)               (1,217)
                                                                ---------              --------
Net unrealized gains (losses) on securities
  available for sale..............................                  1,456               (39,783)
Foreign currency translation adjustment, net of
  tax benefit of $20 and $25 in the first six
  months of 1998 and 1999, respectively...........                    (29)                  (44)
Minimum pension liability adjustment, net of tax
  expense of $373 in the first six months of
  1999............................................                     --                   669
                                                                ---------              --------
Other comprehensive income........................       1,427      1,427     (39,158)  (39,158)
                                                    ----------  ---------  ----------  --------
Total comprehensive income........................              $ 205,525              $194,064
                                                                ---------              --------
                                                                ---------              --------
  Balance, end of period..........................  $    8,855             $  (21,448)
                                                    ----------             ----------
    TOTAL SHAREHOLDERS' EQUITY....................  $2,839,530             $2,881,137
                                                    ----------             ----------
                                                    ----------             ----------

------------------------

(1) Dividends per share were $0.28 and $0.38 for the first six months of 1998 and 1999, respectively, and are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    FOR THE SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                                  -----------------------
(DOLLARS IN THOUSANDS)                                                               1998         1999
--------------------------------------------------------------------------------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................  $   204,098  $  233,222
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses.................................................       35,000      15,000
    Depreciation, amortization and accretion....................................       33,821      36,064
    Provision for deferred income taxes.........................................       12,548      11,302
    Gain on sales of securities available for sale..............................       (4,926)     (1,895)
    Merger and integration costs less than cash utilized........................      (11,004)     (1,729)
    Net decrease (increase) in trading account assets...........................     (354,280)     70,598
    Other, net..................................................................      242,170    (181,400)
                                                                                  -----------  ----------
      Total adjustments.........................................................      (46,671)    (52,060)
                                                                                  -----------  ----------
  Net cash provided by operating activities.....................................      157,427     181,162
                                                                                  -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale..........................      317,209     199,852
  Proceeds from matured and called securities available for sale................      143,737     329,486
  Purchase of securities available for sale.....................................   (1,247,304)   (224,325)
  Proceeds from matured and called securities held to maturity..................       24,575      22,417
  Net increase in loans.........................................................     (239,316)   (336,296)
  Other, net....................................................................      (17,320)    (50,643)
                                                                                  -----------  ----------
    Net cash used by investing activities.......................................   (1,018,419)    (59,509)
                                                                                  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits...........................................      116,145    (374,731)
  Net increase in federal funds purchased and securities sold under repurchase
    agreements..................................................................      230,933     308,926
  Net increase in commercial paper and other borrowed funds.....................       59,506     385,277
  Common stock repurchased......................................................           --    (311,538)
  Proceeds from issuance of UnionBanCal Corporation--obligated mandatorily
    redeemable preferred securities of subsidiary grantor trust.................           --     350,000
  Dividends paid................................................................      (49,065)    (64,568)
  Other, net....................................................................        2,261       1,013
                                                                                  -----------  ----------
    Net cash provided by financing activities...................................      359,780     294,379
                                                                                  -----------  ----------
Net increase (decrease) in cash and cash equivalents............................     (501,212)    416,032
Cash and cash equivalents at beginning of period................................    3,199,455   2,678,478
Effect of exchange rate changes on cash and cash equivalents....................      (19,400)     (5,466)
                                                                                  -----------  ----------
Cash and cash equivalents at end of period......................................  $ 2,678,843  $3,089,044
                                                                                  -----------  ----------
                                                                                  -----------  ----------
CASH PAID DURING THE PERIOD FOR:
  Interest......................................................................  $   401,959  $  348,438
  Income taxes..................................................................       99,817      33,178

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Loans transferred to foreclosed assets (OREO).................................  $    11,032  $    3,892
  Dividends declared but unpaid.................................................       24,567      31,312

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

    The unaudited consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the disclosures necessary for annual financial statements in conformity with GAAP. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998. The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

    Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings. In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 137 is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. Management believes that, depending upon the accumulated net gain or loss of the effective portion of cash flow hedges at the date of adoption, the impact of SFAS No. 137 could have a material impact on other comprehensive income. However, management believes that any ineffective portion of cash flow hedges or any other hedges will not have a material impact on the Company's financial position or results of operations. The Company expects to adopt SFAS No. 137 as of January 1, 2001.

NOTE 3--EARNINGS PER SHARE

    Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 3--EARNINGS PER SHARE (CONTINUED)
equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months and six months ended June 30, 1998 and 1999:

                                                        THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                 ------------------------------------------  -------------------------------
                                                         1998                  1999                  1998            1999
                                                 --------------------  --------------------  --------------------  ---------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)      BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED     BASIC
-----------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net Income.....................................  $ 108,521  $ 108,521  $ 114,727  $ 114,727  $ 204,098  $ 204,098  $ 233,222
                                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
Weighted average common shares outstanding.....    175,115    175,115    164,588    164,588    175,041    175,041    168,187
Additional shares due to:
  Assumed conversion of dilutive stock
    options....................................         --        675         --        691         --        655         --
                                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
Adjusted weighted average common shares
  outstanding..................................    175,115    175,790    164,588    165,279    175,041    175,696    168,187
                                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income per share...........................  $    0.62  $    0.62  $    0.70  $    0.69  $    1.17  $    1.16  $    1.39
                                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------


(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)     DILUTED
-----------------------------------------------  ---------
Net Income.....................................  $ 233,222
                                                 ---------
                                                 ---------
Weighted average common shares outstanding.....    168,187
Additional shares due to:
  Assumed conversion of dilutive stock
    options....................................        656
                                                 ---------
Adjusted weighted average common shares
  outstanding..................................    168,843
                                                 ---------
                                                 ---------
Net income per share...........................  $    1.38
                                                 ---------
                                                 ---------

NOTE 4--COMPREHENSIVE INCOME

    The following table presents a summary of the components of accumulated other comprehensive income:

                                    NET UNREALIZED
                                  GAINS (LOSSES) ON             FOREIGN              MINIMUM PENSION
                                 SECURITIES AVAILABLE           CURRENCY                LIABILITY           ACCUMULATED OTHER
                                       FOR SALE               TRANSLATION              ADJUSTMENT          COMPREHENSIVE INCOME
                                ----------------------   ----------------------   ---------------------   ----------------------
                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                ------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)            1998         1999         1998        1999        1998        1999        1998         1999
------------------------------  ---------   ----------   ----------   ---------   ---------   ---------   ---------   ----------
Beginning balance.............   $19,886     $ 29,109     $(12,458)    $(9,651)    $    --     $(1,748)    $ 7,428     $ 17,710

Change during the period......     1,456      (39,783)         (29)        (44)         --         669       1,427      (39,158)
                                ---------   ----------   ----------   ---------   ---------   ---------   ---------   ----------

Ending balance................   $21,342     $(10,674)    $(12,487)    $(9,695)    $    --     $(1,079)    $ 8,855     $(21,448)
                                ---------   ----------   ----------   ---------   ---------   ---------   ---------   ----------
                                ---------   ----------   ----------   ---------   ---------   ---------   ---------   ----------

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 5--BUSINESS SEGMENTS (CONTINUED)
- The Trust and Private Financial Services Group principally provides fiduciary, private banking, investment and asset management services for individuals and institutions.

- The Global Markets Group manages the Company's securities portfolio, trading operations, wholesale funding needs, and interest rate and liquidity risk.

    The information set forth in the tables that follow reflect selected income statement items and a selected balance sheet item by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other companies.

    "Other" is comprised of goodwill, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent amounts, the unallocated allowance and related provision for credit losses, the earnings associated with the unallocated equity capital, the residual costs of support groups, and merger and integration expense when applicable. In addition, it includes two units, the Credit and Compliance Group, which manages nonperforming assets, and the Pacific Rim Corporate Group, which offers financial products to Asian-owned subsidiaries located in the U.S. On an individual basis, none of the items in "Other" are significant to our business.

                                                                                                       TRUST AND
                                                                                                        PRIVATE
                                                                  COMMERCIAL                           FINANCIAL
                                              COMMUNITY           FINANCIAL        INTERNATIONAL        SERVICES
                                            BANKING GROUP       SERVICES GROUP     BANKING GROUP         GROUP
                                          ------------------  ------------------  ----------------  ----------------
                                                             FOR THE THREE MONTHS ENDED JUNE 30,
                                          --------------------------------------------------------------------------
                                            1998      1999      1998      1999     1998     1999     1998     1999
                                          --------  --------  --------  --------  -------  -------  -------  -------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Total revenue(1)........................  $228,356  $225,967  $146,851  $171,867  $31,322  $28,808  $42,195  $47,223
Net income..............................  $ 59,330  $ 38,581  $ 51,641  $ 48,592  $ 6,986  $ 8,062  $ 5,152  $ 5,161
Total assets at period end (DOLLARS IN
  MILLIONS).............................  $ 10,562  $ 10,225  $ 12,138  $ 13,995  $ 1,731  $ 1,333  $   314  $   434

                                                                         GLOBAL                                   UNIONBANCAL
                                                                     MARKETS GROUP             OTHER              CORPORATION
                                                                  --------------------  --------------------  --------------------
                                                                                FOR THE THREE MONTHS ENDED JUNE 30,
                                                                  ----------------------------------------------------------------
                                                                    1998       1999       1998       1999       1998       1999
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Total revenue(1)................................................  $  13,654  $  13,813  $  11,172  $   4,283  $ 473,550  $ 491,961
Net income......................................................  $   2,836  $   3,657  $ (17,424) $  10,674  $ 108,521  $ 114,727
Total assets at period end (DOLLARS IN MILLIONS)................  $   4,315  $   3,923  $   1,863  $   2,476  $  30,923  $  32,386

------------------------------

(1)  Total revenue is comprised of net interest income and noninterest income.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 5--BUSINESS SEGMENTS (CONTINUED)

                                                                                                       TRUST AND
                                                                                                        PRIVATE
                                                                  COMMERCIAL                           FINANCIAL
                                              COMMUNITY           FINANCIAL        INTERNATIONAL        SERVICES
                                            BANKING GROUP       SERVICES GROUP     BANKING GROUP         GROUP
                                          ------------------  ------------------  ----------------  ----------------
                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                          --------------------------------------------------------------------------
                                            1998      1999      1998      1999     1998     1999     1998     1999
                                          --------  --------  --------  --------  -------  -------  -------  -------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Total revenue(1)........................  $439,113  $439,789  $287,656  $332,308  $61,314  $59,691  $81,091  $92,241
Net income..............................  $ 94,955  $ 73,561  $101,116  $103,429  $14,033  $10,753  $ 9,344  $ 9,920

                                                                         GLOBAL                                   UNIONBANCAL
                                                                     MARKETS GROUP             OTHER              CORPORATION
                                                                  --------------------  --------------------  --------------------
                                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                                  ----------------------------------------------------------------
                                                                    1998       1999       1998       1999       1998       1999
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Total revenue(1)................................................  $  27,795  $  31,600  $  22,061  $  15,461  $ 919,030  $ 971,090
Net income......................................................  $   6,020  $   9,491  $ (21,370) $  26,068  $ 204,098  $ 233,222

------------------------------

(1)  Total revenue is comprised of net interest income and noninterest income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS DOCUMENT MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED. FOR A DISCUSSION OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER, PLEASE SEE THE DISCUSSION CONTAINED HEREIN ON PAGE 38 AND IN OUR PUBLICLY AVAILABLE SECURITIES AND EXCHANGE COMMISSION FILINGS AND PRESS RELEASES.

INTRODUCTION

    We are a California-based commercial bank holding company with consolidated assets of $32.4 billion at June 30, 1999. Our wholly-owned subsidiary, Union Bank of California, N.A., was the third largest commercial bank in California, based on total assets and total deposits in California, and one of the 30 largest commercial banks in the United States. At June 30, 1999, we operated 241 banking offices in California, 6 banking offices in Oregon and Washington, and 18 overseas facilities. At June 30, 1999, we were 64 percent owned by The Bank of Tokyo-Mitsubishi, Ltd. and 36 percent owned by other shareholders.

    Our interim financial information should be read in conjunction with our Form 10-K for the year ended December 31, 1998. Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

SUMMARY

    COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

    Net income was $108.5 million, or $0.62 per diluted common share, in the second quarter of 1998, compared with $114.7 million, or $0.69 per diluted common share, in the second quarter of 1999. This increase in diluted earnings per share of 11 percent over the second quarter of 1998 was due to a $21.3 million, or 7 percent, increase in net interest income, a $5.0 million, or 33 percent, decrease in the provision for credit losses, and a 6 percentage point decrease in the effective income tax rate, partially offset by a $3.2 million, or 2 percent, decrease in noninterest income and a $30.3 million, or 11 percent, increase in noninterest expense. Excluding the $17.1 million pre-tax gain ($10.3 million after-tax) on the sale of our credit card portfolio discussed below, net income was $98.2 million, or $0.56 per diluted common share, in the second quarter of 1998. Other highlights of the second quarter of 1999 include:

    - Net interest income, on a taxable-equivalent basis, was $348.0 million in the second quarter of 1999, an increase of $21.3 million, or 7 percent, over the second quarter of 1998. Net interest margin in the second quarter of 1999 was 4.84 percent, a decrease of 4 basis points from the second quarter of 1998.

    - A provision for credit losses of $15.0 million was recorded in the second quarter of 1998, compared with $10.0 million in the second quarter of 1999. This resulted from management's regular assessment of overall credit quality, loan portfolio composition and growth and economic conditions in relation to the level of the allowance for credit losses. The allowance for credit losses was $478.1 million, or 447 percent of total nonaccrual loans, at June 30, 1998, compared with $450.4 million, or 495 percent of total nonaccrual loans, at June 30, 1999.

    - Nonperforming assets declined $25.5 million, or 21 percent, from June 30, 1998 to $97.4 million at June 30, 1999. Nonperforming assets as a percentage of total assets declined to 0.30 percent at June 30, 1999, compared with 0.40 percent a year earlier. Total nonaccrual loans were $107.0 million at June 30, 1998, compared with $90.9 million at June 30, 1999, resulting in a reduction in the ratio of nonaccrual loans to total loans from 0.47 percent at June 30, 1998 to 0.37 percent at June 30, 1999.

    - Noninterest income was $144.8 million in the second quarter of 1999, a decrease of $3.2 million, or 2 percent, from the second quarter of 1998. Excluding the $17.1 million pre-tax gain from the sale of our $253 million credit card portfolio in April 1998, noninterest income increased $13.9 million, or 11 percent, over the second quarter of 1998. Service charges on deposit accounts grew $10.4 million, or 32 percent, trust and investment management fees increased $3.9 million, or 13 percent, and merchant transaction processing fees increased $4.4 million, or 32 percent. These increases were partially offset by a decrease in other noninterest income of $6.3 million, or 36 percent.

    - Noninterest expense was $307.6 million in the second quarter of 1999, an increase of $30.3 million, or 11 percent, over the second quarter of 1998. Personnel-related expense increased $16.3 million, or 11 percent, merchant transaction processing fees increased $1.7 million, or 15 percent, professional services increased $1.7 million, or 20 percent, software increased $1.7 million, or 37 percent, and other noninterest expense increased $3.9 million, or 16 percent.

    - Our effective tax rate for the second quarter of 1998 was 40 percent, compared with 34 percent for the second quarter of 1999. The lower effective tax rate in the second quarter of 1999 reflects our intention to file our 1999 California franchise tax returns on a worldwide unitary reporting basis, which incorporates the results of our majority shareholder, The Bank of Tokyo-Mitsubishi, Ltd. and its worldwide affiliates.

    -  In the second quarter of 1999, our return on average assets decreased to
       1.44 percent from 1.46 percent a year earlier, and our return on average common equity increased to 16.02 percent from 15.57 percent a year earlier.

    - Total loans at June 30, 1999 were $24.6 billion, an increase of $1.6 billion, or 7 percent, over June 30, 1998.

    -  Our Tier 1 and total risk-based capital ratios were 9.28 percent and
       11.34 percent, respectively, at June 30, 1998, compared with 10.02 percent and 11.96 percent, respectively, at June 30, 1999. Our second quarter 1998 leverage ratio was 9.27 percent, compared with 9.91 percent for the second quarter of 1999.

    COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

    Net income was $204.1 million, or $1.16 per diluted common share, for the first six months of 1998, compared with $233.2 million, or $1.38 per diluted common share, for the first six months of 1999. This increase in diluted earnings per share of 19 percent over the first six months of 1998 was due to a $43.4 million, or 7 percent, increase in net interest income, a $20.0 million, or 57 percent, decrease in the provision for credit losses, an $8.1 million, or 3 percent, increase in noninterest income, and a 7 percentage point decrease in the effective income tax rate, partially offset by a $64.8 million, or 12 percent, increase in noninterest expense. Excluding the $17.1 million pre-tax gain previously discussed, net income was $193.8 million, or $1.10 per diluted common share, for the first six months of 1998. Excluding a federal income tax benefit of $6.3 million as described below, net income was $226.9 million, or $1.34 per diluted common share, for the first six months of 1999. Other highlights of the first half of 1999 include:

    - Net interest income, on a taxable-equivalent basis, was $688.7 million for the first six months of 1999, an increase of $43.4 million, or 7 percent, over the first six months of 1998. Net interest margin for the first six months of 1999 was 4.83 percent, a decrease of 4 basis points from the first six months of 1998.

    - A provision for credit losses of $35.0 million was recorded for the first six months of 1998, compared with $15.0 million for the first six months of 1999. This resulted from management's regular assessment of overall credit quality, loan portfolio composition and growth and economic conditions in relation to the level of the allowance for credit losses.

    - Noninterest income was $284.1 million for the first six months of 1999, an increase of $8.1 million, or 3 percent, over the first six months of 1998. Excluding the $17.1 million pre-tax gain previously discussed, noninterest income increased $25.1 million, or 10 percent, over the first six months of 1998. Service charges on deposit accounts grew $17.0 million, or 26 percent, trust and investment management fees increased $8.2 million, or 14 percent, and merchant transaction processing fees increased $4.5 million, or 16 percent. These increases were partially offset by a decrease in net securities gain of $3.0 million, or 62 percent, and a decrease in other noninterest income of $1.7 million, or 6 percent.

    - Noninterest expense was $610.6 million for the first six months of 1999, an increase of $64.8 million, or 12 percent, over the first six months of 1998. Personnel-related expense increased $34.8 million, or 12 percent, merchant transaction processing fees increased $3.3 million, or 15 percent, professional services increased $5.1 million, or 32 percent, software increased $3.7 million, or 41 percent, and other noninterest expense increased $10.3 million, or 23 percent.

    - Our effective tax rate for the first six months of 1998 was 40 percent, compared with 33 percent for the first six months of 1999. In March 1999, we recognized a $6.3 million federal tax benefit as the result of an Internal Revenue Service (IRS) settlement with respect to refund claims we filed for the years 1992 through 1994. Excluding the $6.3 million federal tax benefit, our effective tax rate would have been 34 percent for the first six months of 1999. The lower effective tax rate for the first six months of 1999 also reflects our intention to file our 1999 California franchise tax returns on a worldwide unitary reporting basis, which incorporates the results of our majority shareholder, The Bank of Tokyo-Mitsubishi, Ltd. and its worldwide affiliates.

    - Our return on average assets for the first six months of 1999 increased to 1.48 percent, compared to 1.38 percent for the first six months of 1998. Our return on average common equity for the first six months of 1999 increased to 16.03 percent, compared to 14.94 percent for the first six months of 1998.

MISSION EXCEL

    During the second quarter of 1999 we began a project which we refer to as "Mission Excel". Mission Excel is a company-wide initiative to slow the rate of growth of our expenses, increase sustainable growth in our revenues, and increase productivity through elimination of unnecessary or duplicate functions. The goal of this project is to help us achieve the efficiency ratio targets that we announced in the first quarter of this year. Project Mission Excel has been a full-time effort on the part of many of our most senior staff who solicited and reviewed all ideas submitted by our departments.

    The culmination of the first phase of the Mission Excel project will be the development of an implementation plan. We anticipate that this plan will be finalized and approved by our Board of Directors in August 1999. Implementation of the Mission Excel project, which will be overseen by dedicated senior staff, is expected to be completed within 18 months. If the plan is approved, restructuring expenses related to the exit or closure of any business activities or operations will be announced on August 16, 1999. These non-recurring expenses will be included in our third quarter results.

BUSINESS SEGMENTS

    We segregate our operations into five primary business units for the purpose of management reporting, as shown in the tables on the following pages. The results show the financial performance of our major business units.

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

    Business unit results are based on an internal management reporting system used by management to measure the performance of the units and the Company as a whole. The management reporting system assigns balance sheet and income statement items to each business unit based on internal management accounting policies. Net interest income is determined using our internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to a business unit are assigned to that business. Indirect costs, such as overhead, operation, and technology expense, are allocated to the business units based on various studies. The provision for credit losses is allocated based on the formula and specific reserves and the net chargeoffs for each respective business unit. Equity is allocated based on a combination of regulatory requirements and management's assessment of economic risk factors, primarily credit, operating, foreign exchange and interest rate risk.

    We are in the process of developing a model for measuring profitability on a risk adjusted return on capital basis. When fully implemented, this methodology will be adopted and all prior periods will be restated for comparability purposes.

                                                                                            TRUST AND PRIVATE
                                                        COMMERCIAL
                                    COMMUNITY           FINANCIAL         INTERNATIONAL         FINANCIAL
                                  BANKING GROUP       SERVICES GROUP      BANKING GROUP       SERVICES GROUP
                                ------------------  ------------------  ------------------  ------------------
                                                     FOR THE THREE MONTHS ENDED JUNE 30,
                                ------------------------------------------------------------------------------
                                  1998      1999      1998      1999      1998      1999      1998      1999
                                --------  --------  --------  --------  --------  --------  --------  --------
RESULTS OF OPERATIONS (DOLLARS
  IN THOUSANDS):
  Net interest income.........  $170,948  $176,067  $117,731  $142,852  $ 13,963  $ 12,062  $  5,433  $  5,962
  Noninterest income..........    57,408    49,900    29,120    29,015    17,359    16,746    36,762    41,261
                                --------  --------  --------  --------  --------  --------  --------  --------
  Total revenue...............   228,356   225,967   146,851   171,867    31,322    28,808    42,195    47,223

  Noninterest expense.........   150,984   159,337    60,183    65,020    16,477    17,187    33,592    38,816
  Credit expense (income).....   (19,069)    5,401     1,099    29,203     2,458    (2,805)       79        73
                                --------  --------  --------  --------  --------  --------  --------  --------
  Income (loss) before income
    tax expense
    (benefit) and performance
    center
    earnings (expense)........    96,441    61,229    85,569    77,644    12,387    14,426     8,524     8,334
  Performance center earnings
    (expense)(1)..............     2,130     1,220       227     1,009      (780)   (1,376)       35        20
                                --------  --------  --------  --------  --------  --------  --------  --------
  Income (loss) before income
    tax expense (benefit).....    98,571    62,449    85,796    78,653    11,607    13,050     8,559     8,354
  Income tax expense
    (benefit).................    39,241    23,868    34,155    30,061     4,621     4,988     3,407     3,193
                                --------  --------  --------  --------  --------  --------  --------  --------
  Net income (loss)...........  $ 59,330  $ 38,581  $ 51,641  $ 48,592  $  6,986  $  8,062  $  5,152  $  5,161
                                --------  --------  --------  --------  --------  --------  --------  --------
                                --------  --------  --------  --------  --------  --------  --------  --------
AVERAGE BALANCES (DOLLARS IN
  MILLIONS):
  Total loans before
    performance centers(2)....  $  9,338  $  9,085  $ 10,644  $ 13,529  $  1,373  $  1,036  $    243  $    316
  Total assets................    10,319    10,094    11,800    14,756     2,072     1,584       293       405
  Total deposits before
    performance centers(2)....    12,935    13,703     5,274     5,416       828       789       607       659
FINANCIAL RATIOS:
  Return on average assets....      2.31%     1.53%     1.76%     1.32%     1.35%     2.04%     7.05%     5.12%
  Efficiency ratio before
    performance centers.......     66.12     70.51     40.98     37.83     52.61     59.66     79.61     82.20

                                                                        GLOBAL                                   UNIONBANCAL
                                                                    MARKETS GROUP             OTHER              CORPORATION
                                                                 --------------------  --------------------  --------------------
                                                                               FOR THE THREE MONTHS ENDED JUNE 30,
                                                                 ----------------------------------------------------------------
                                                                   1998       1999       1998       1999       1998       1999
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
  Net interest income..........................................  $   7,482  $   8,741  $   9,999  $   1,479  $ 325,556  $ 347,163
  Noninterest income...........................................      6,172      5,072      1,173      2,804    147,994    144,798
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
  Total revenue................................................     13,654     13,813     11,172      4,283    473,550    491,961
  Noninterest expense..........................................      6,654      6,334      9,435     20,888    277,325    307,582
  Credit expense (income)......................................         --         --     30,433    (21,872)    15,000     10,000
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
  Income (loss) before income tax expense (benefit) and
    performance center earnings (expense)......................      7,000      7,479    (28,696)     5,267    181,225    174,379
  Performance center earnings (expense)(1).....................     (2,289)    (1,559)       677        686         --         --
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
  Income (loss) before income tax expense (benefit)............      4,711      5,920    (28,019)     5,953    181,225    174,379
  Income tax expense (benefit).................................      1,875      2,263    (10,595)    (4,721)    72,704     59,652
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
  Net income (loss)............................................  $   2,836  $   3,657  $ (17,424) $  10,674  $ 108,521  $ 114,727
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans before performance centers(2)....................  $      --  $      --  $   1,100  $     889  $  22,698  $  24,855
  Total assets.................................................      4,002      3,789      1,271      1,333     29,757     31,961
  Total deposits before performance centers(2).................      2,454      2,748         56         34     22,154     23,349
FINANCIAL RATIOS:
  Return on average assets.....................................       0.28%      0.39%        na         na       1.46%      1.44%
  Efficiency ratio before performance centers..................      48.73      45.86         na         na      58.47      62.52

------------------------------

(1) Performance center earnings (expense) represent the allocation of net interest income, noninterest income and noninterest expense between the business segments for products and services originated in one segment but managed by another segment.

(2) Represents loans and deposits for each business segment before allocation between the segments of loans and deposits originated in one segment but managed by another segment.

                                                                                                TRUST AND
                                                        COMMERCIAL                               PRIVATE
                                    COMMUNITY           FINANCIAL         INTERNATIONAL         FINANCIAL
                                  BANKING GROUP       SERVICES GROUP      BANKING GROUP       SERVICES GROUP
                                ------------------  ------------------  ------------------  ------------------
                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                ------------------------------------------------------------------------------
                                  1998      1999      1998      1999      1998      1999      1998      1999
                                --------  --------  --------  --------  --------  --------  --------  --------
RESULTS OF OPERATIONS (DOLLARS
  IN THOUSANDS):
  Net interest income.........  $343,343  $347,660  $227,669  $276,736  $ 27,921  $ 24,893  $ 11,005  $ 11,802
  Noninterest income..........    95,770    92,129    59,987    55,572    33,393    34,798    70,086    80,439
                                --------  --------  --------  --------  --------  --------  --------  --------
  Total revenue...............   439,113   439,789   287,656   332,308    61,314    59,691    81,091    92,241

  Noninterest expense.........   297,832   314,052   118,002   131,137    32,859    34,501    65,658    76,197
  Credit expense (income).....   (11,118)    9,333     4,272    35,045     3,578     5,673        86         5
                                --------  --------  --------  --------  --------  --------  --------  --------
  Income (loss) before income
    tax expense
    (benefit) and performance
    center
    earnings (expense)........   152,399   116,404   165,382   166,126    24,877    19,517    15,347    16,039
  Performance center earnings
    (expense)(1)..............     4,163     2,800     1,339     1,479    (1,740)   (2,092)       60        36
                                --------  --------  --------  --------  --------  --------  --------  --------
  Income (loss) before income
    tax expense (benefit).....   156,562   119,204   166,721   167,605    23,137    17,425    15,407    16,075
  Income tax expense
    (benefit).................    61,607    45,643    65,605    64,176     9,104     6,672     6,063     6,155
                                --------  --------  --------  --------  --------  --------  --------  --------
  Net income (loss)...........  $ 94,955  $ 73,561  $101,116  $103,429  $ 14,033  $ 10,753  $  9,344  $  9,920
                                --------  --------  --------  --------  --------  --------  --------  --------
                                --------  --------  --------  --------  --------  --------  --------  --------
AVERAGE BALANCES (DOLLARS IN
  MILLIONS):
  Total loans before
    performance centers(2)....  $  9,464  $  9,091  $ 10,420  $ 13,130  $  1,407  $  1,091  $    238  $    309
  Total assets................    10,469    10,098    11,576    14,365     2,189     1,681       290       392
  Total deposits before
    performance centers(2)....    12,862    13,621     5,106     5,475       878       785       708       640
FINANCIAL RATIOS:
  Return on average assets....      1.83%     1.47%     1.76%     1.45%     1.29%     1.29%     6.49%     5.10%
  Efficiency ratio before
    performance centers.......     67.83     71.41     41.02     39.46     53.59     57.80     80.97     82.61

                                                                   GLOBAL                                   UNIONBANCAL
                                                               MARKETS GROUP             OTHER              CORPORATION
                                                            --------------------  --------------------  --------------------
                                                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                                            ----------------------------------------------------------------
                                                              1998       1999       1998       1999       1998       1999
                                                            ---------  ---------  ---------  ---------  ---------  ---------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
  Net interest income.....................................  $  13,640  $  18,846  $  19,428  $   7,047  $ 643,006  $ 686,984
  Noninterest income......................................     14,155     12,754      2,633      8,414    276,024    284,106
                                                            ---------  ---------  ---------  ---------  ---------  ---------
  Total revenue...........................................     27,795     31,600     22,061     15,461    919,030    971,090
  Noninterest expense.....................................     13,363     12,899     18,086     41,789    545,800    610,575
  Credit expense (income).................................         --         --     38,182    (35,056)    35,000     15,000
                                                            ---------  ---------  ---------  ---------  ---------  ---------
  Income (loss) before income tax expense (benefit) and
    performance center earnings (expense).................     14,432     18,701    (34,207)     8,728    338,230    345,515
  Performance center earnings (expense)(1)................     (4,507)    (3,321)       685      1,098         --         --
                                                            ---------  ---------  ---------  ---------  ---------  ---------
  Income (loss) before income tax expense (benefit).......      9,925     15,380    (33,522)     9,826    338,230    345,515
  Income tax expense (benefit)............................      3,905      5,889    (12,152)   (16,242)   134,132    112,293
                                                            ---------  ---------  ---------  ---------  ---------  ---------
  Net income (loss).......................................  $   6,020  $   9,491  $ (21,370) $  26,068  $ 204,098  $ 233,222
                                                            ---------  ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------  ---------
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans before performance centers(2)...............  $      --  $      --  $   1,126  $     948  $  22,655  $  24,569
  Total assets............................................      3,904      3,953      1,382      1,356     29,810     31,845
  Total deposits before performance centers(2)............      2,684      2,820         54        (14)    22,292     23,327
FINANCIAL RATIOS:
  Return on average assets................................       0.31%      0.48%        na         na       1.38%      1.48%
  Efficiency ratio before performance centers.............      48.08      40.82         na         na      59.28      62.82

------------------------------

(1) Performance center earnings (expense) represent the allocation of net interest income, noninterest income and noninterest expense between the business segments for products and services originated in one segment but managed by another segment.

(2) Represents loans and deposits for each business segment before allocation between the segments of loans and deposits originated in one segment but managed by another segment.

    COMMUNITY BANKING GROUP

    The Community Banking Group provides its customers with a full line of checking and savings, investment, loan and fee-based banking products. For the first three months and six months ended June 30, 1999, average assets in this group were $10.1 billion and $10.1 billion, respectively, and average deposits were $13.7 billion and $13.6 billion, respectively. The decrease in average loans from its respective prior periods in 1998 was primarily due to the sale of the credit card portfolio and the increase in refinancing activity as further discussed on page 28.

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

    - commercial financing based on accounts receivable, inventory, or other short-term assets,

    - trade financing, which is the short-term extension of credit to support export/import transactions, including letters of credit,

    -  lease financing,

    -  customized cash management services, and

    -  selected capital markets products.

    The group's customers provide a significant source of opportunities for us to sell products and services of other units of Union Bank of California, N.A., including treasury, trust, and retail banking services. For the first three months and six months ended June 30, 1999, average assets in this group were $14.8 billion and $14.4 billion, respectively, and average deposits were $5.4 billion and $5.5 billion, respectively. Despite growth in commercial, financial and industrial lending as discussed on page 27, the group's net income for the second quarter of 1999 decreased by $3.1 million from the second quarter of 1998 as a result of downgrades in commercial loans.

    INTERNATIONAL BANKING GROUP

    The International Banking Group primarily provides correspondent banking and trade finance-related products and services to financial institutions worldwide, particularly in Brazil, Hong Kong, Japan, Korea, and Taiwan. This includes the delivery of products and services that facilitate trade finance transactions, including payments, collection and the extension of short-term credit. The group also serves selected foreign firms and U.S. corporate clients in selected countries worldwide, particularly in Asia. In the U.S., the group serves subsidiaries and affiliates of non-Japanese Asian companies and U.S. branches and agencies of foreign banks. The group also provides international services to domestic corporate clients along the West Coast. The group's revenue predominately relates to foreign customers. For the first three months and six months ended June 30, 1999, average assets in this group were $1.6 billion and $1.7 billion, respectively, and average deposits were $789 million and $785 million, respectively.

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

    As of June 30, 1999, the group had $109.8 billion in assets under administration. The group's assets were strengthened by approximately $10.0 billion through the acquisition in April 1999 of the trust business portfolio of Imperial Trust Company (ITC).

    GLOBAL MARKETS GROUP

    The Global Markets Group conducts business activities primarily to support the previously described business groups and their customers. This group offers a broad range of risk management products, such as foreign exchange and interest rate swaps, caps and floors. Additionally, it trades money market and other securities in the secondary market, including the placement of Union Bank of California, N.A.'s own liabilities with institutional investors. This group also manages our market-related risks as part of its responsibilities for asset/liability management. The group is also responsible for maintaining Union Bank of California, N.A.'s investment securities portfolio. For the first three months and six months ended

June 30, 1999, average assets in this group were $3.8 billion and $4.0 billion, respectively, and average deposits were $2.7 billion and $2.8 billion, respectively.

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

    - The Credit and Compliance Group, which includes $192 million and $182 million of average assets for the first three months and six months ended June 30, 1999, respectively, primarily loans with special credit conditions.

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

                                                                     FOR THE THREE MONTHS ENDED
                                                ---------------------------------------------------------------------
                                                          JUNE 30, 1998                       JUNE 30, 1999
                                                ---------------------------------   ---------------------------------
                                                              INTEREST    AVERAGE                 INTEREST    AVERAGE
                                                  AVERAGE     INCOME/     YIELD/      AVERAGE     INCOME/     YIELD/
(DOLLARS IN THOUSANDS)                            BALANCE    EXPENSE(1)   RATE(1)     BALANCE    EXPENSE(1)   RATE(1)
----------------------------------------------  -----------  ----------   -------   -----------  ----------   -------
ASSETS
Loans:(2)
  Domestic....................................  $21,372,800   $426,957      8.01%   $23,798,981   $448,704      7.56%
  Foreign(3)..................................    1,325,282     22,274      6.74      1,055,863     16,284      6.19
Securities--taxable(4)........................    2,981,044     47,118      6.33      3,385,289     52,798      6.24
Securities--tax-exempt(4).....................      108,247      2,712     10.02         80,378      2,076     10.33
Interest bearing deposits in banks............      158,259      3,119      7.90        204,783      3,068      6.01
Federal funds sold and securities purchased
  under resale agreements.....................      258,220      3,568      5.54         96,976      1,196      4.95
Trading account assets........................      642,001      7,400      4.62        245,720      2,563      4.18
                                                -----------  ----------             -----------  ----------
    Total earning assets......................   26,845,853    513,148      7.67     28,867,990    526,689      7.32
                                                             ----------                          ----------
Allowance for credit losses...................     (474,598)                           (444,775)
Cash and due from banks.......................    1,875,745                           1,992,353
Premises and equipment, net...................      397,779                             434,916
Other assets..................................    1,111,738                           1,110,312
                                                -----------                         -----------
    Total assets..............................  $29,756,517                         $31,960,796
                                                -----------                         -----------
                                                -----------                         -----------
LIABILITIES
Domestic deposits:
  Interest bearing............................  $ 5,393,702     38,058      2.83    $ 5,642,605     35,065      2.49
  Savings and consumer time...................    3,176,754     30,247      3.82      3,349,783     26,423      3.16
  Large time..................................    3,341,502     44,831      5.38      3,780,046     40,031      4.25
Foreign deposits(3)...........................    1,730,172     22,073      5.12      1,588,022     17,181      4.34
                                                -----------  ----------             -----------  ----------
    Total interest bearing deposits...........   13,642,130    135,209      3.98     14,360,456    118,700      3.32
                                                -----------  ----------             -----------  ----------
Federal funds purchased and securities sold
  under repurchase agreements.................    1,454,457     19,541      5.39      1,810,742     21,107      4.68
Commercial paper..............................    1,601,810     22,067      5.53      1,513,389     18,020      4.78
Other borrowed funds..........................      285,088      4,291      6.04        809,688      9,721      4.82
Subordinated capital notes....................      348,000      5,332      6.15        298,000      4,036      5.43
UnionBanCal Corporation--obligated mandatorily
  redeemable preferred securities of
  subsidiary grantor trust....................           --         --        --        350,000      7,091      8.11
                                                -----------  ----------             -----------  ----------
    Total borrowed funds......................    3,689,355     51,231      5.57      4,781,819     59,975      5.03
                                                -----------  ----------             -----------  ----------
    Total interest bearing liabilities........   17,331,485    186,440      4.31     19,142,275    178,675      3.74
                                                             ----------                          ----------
Noninterest bearing deposits..................    8,511,920                           8,988,105
Other liabilities.............................    1,117,398                             957,425
                                                -----------                         -----------
    Total liabilities.........................   26,960,803                          29,087,805
SHAREHOLDERS' EQUITY
Common equity.................................    2,795,714                           2,872,991
                                                -----------                         -----------
    Total shareholders' equity................    2,795,714                           2,872,991
                                                -----------                         -----------
    Total liabilities and shareholders'
      equity..................................  $29,756,517                         $31,960,796
                                                -----------                         -----------
                                                -----------                         -----------
Net interest income/margin (taxable-equivalent
  basis)......................................                 326,708      4.88%                  348,014      4.84%
Less: taxable-equivalent adjustment...........                   1,152                                 851
                                                             ----------                          ----------
    Net interest income.......................                $325,556                            $347,163
                                                             ----------                          ----------
                                                             ----------                          ----------

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

                                                                     FOR THE SIX MONTHS ENDED
                                                -------------------------------------------------------------------
                                                         JUNE 30, 1998                      JUNE 30, 1999
                                                --------------------------------   --------------------------------
                                                              INTEREST   AVERAGE                 INTEREST   AVERAGE
                                                  AVERAGE     INCOME/    YIELD/      AVERAGE     INCOME/    YIELD/
(DOLLARS IN THOUSANDS)                            BALANCE    EXPENSE(1)  RATE(1)     BALANCE    EXPENSE(1)  RATE(1)
----------------------------------------------  -----------  ----------  -------   -----------  ----------  -------
ASSETS
Loans:(2)
  Domestic....................................  $21,283,864  $ 851,495     8.06%   $23,471,714  $ 881,817     7.57%
  Foreign(3)..................................    1,370,964     45,991     6.76      1,097,657     34,814     6.40
Securities--taxable(4)........................    2,777,379     88,137     6.36      3,459,548    108,185     6.26
Securities--tax-exempt(4).....................      110,515      5,538    10.02         82,618      4,206    10.18
Interest bearing deposits in banks............      344,824     11,418     6.68        210,146      6,256     6.00
Federal funds sold and securities purchased
  under resale agreements.....................      278,144      7,710     5.59        118,008      2,893     4.94
Trading account assets........................      564,482     12,708     4.54        304,337      6,501     4.31
                                                -----------  ----------            -----------  ----------
    Total earning assets......................   26,730,172  1,022,997     7.72     28,744,028  1,044,672     7.33
                                                             ----------                         ----------
Allowance for credit losses...................     (466,723)                          (450,991)
Cash and due from banks.......................    1,910,050                          1,987,361
Premises and equipment, net...................      400,073                            431,280
Other assets..................................    1,236,900                          1,133,220
                                                -----------                        -----------
    Total assets..............................  $29,810,472                        $31,844,898
                                                -----------                        -----------
                                                -----------                        -----------
LIABILITIES
Domestic deposits:
  Interest bearing............................  $ 5,420,453     76,506     2.85    $ 5,576,172     69,772     2.52
  Savings and consumer time...................    3,128,338     59,459     3.83      3,342,751     53,684     3.24
  Large time..................................    3,627,973     98,471     5.47      3,888,808     84,210     4.37
Foreign deposits(3)...........................    1,783,466     45,650     5.16      1,554,959     33,813     4.39
                                                -----------  ----------            -----------  ----------
    Total interest bearing deposits...........   13,960,230    280,086     4.05     14,362,690    241,479     3.39
                                                -----------  ----------            -----------  ----------
Federal funds purchased and securities sold
  under repurchase agreements.................    1,268,675     33,616     5.34      1,757,433     40,876     4.69
Commercial paper..............................    1,585,374     43,462     5.53      1,554,786     37,194     4.82
Other borrowed funds..........................      324,953      9,393     5.83        723,847     17,871     4.98
Subordinated capital notes....................      348,552     11,086     6.41        298,000      8,145     5.51
UnionBanCal Corporation--obligated mandatorily
  redeemable preferred securities of
  subsidiary grantor trust....................           --         --       --        255,249     10,382     8.15
                                                -----------  ----------            -----------  ----------
    Total borrowed funds......................    3,527,554     97,557     5.58      4,589,315    114,468     5.03
                                                -----------  ----------            -----------  ----------
    Total interest bearing liabilities........   17,487,784    377,643     4.35     18,952,005    355,947     3.79
                                                             ----------                         ----------
Noninterest bearing deposits..................    8,331,752                          8,964,675
Other liabilities.............................    1,235,706                            994,882
                                                -----------                        -----------
    Total liabilities.........................   27,055,242                         28,911,562
SHAREHOLDERS' EQUITY
Common equity.................................    2,755,230                          2,933,336
                                                -----------                        -----------
    Total shareholders' equity................    2,755,230                          2,933,336
                                                -----------                        -----------
    Total liabilities and shareholders'
      equity..................................  $29,810,472                        $31,844,898
                                                -----------                        -----------
                                                -----------                        -----------
Net interest income/margin (taxable-equivalent
  basis)......................................                 645,354     4.87%                  688,725     4.83%
Less: taxable-equivalent adjustment...........                   2,348                              1,741
                                                             ----------                         ----------
    Net interest income.......................               $ 643,006                          $ 686,984
                                                             ----------                         ----------
                                                             ----------                         ----------

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

    THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

    Net interest income, on a taxable-equivalent basis, was $326.7 million in the second quarter of 1998, compared with $348.0 million in the second quarter of 1999. This increase of $21.3 million, or 7 percent, was primarily attributable to a $2.0 billion, or 8 percent, increase in average earning assets partially funded by a $476.2 million, or 6 percent, increase in average noninterest bearing deposits. The net interest margin decreased 4 basis points to 4.84 percent as a result of the cost associated with the issuance of $350 million of 7 3/8 percent redeemable preferred securities on February 19, 1999. In addition, the net interest margin was negatively impacted by the lower interest rate environment that contributed to lower yields on loans and other average earning assets as well as a lower effective cost of funding those assets.

    Average earning assets were $26.8 billion in the second quarter of 1998, compared with $28.9 billion in the second quarter of 1999. This growth was primarily attributable to a $2.2 billion, or 10 percent, increase in average loans and a $376.4 million, or 12 percent, increase in average securities, partially offset by a $396.3 million, or 62 percent, decrease in average trading account assets. The growth in average loans was mostly due to the increase in average commercial, financial and industrial loans of $2.5 billion, partially offset by the decrease in average residential mortgage loans of $335.4 million, primarily related to continued mortgage refinancing activity, and the decrease in average consumer loans of $305.2 million, primarily related to the sale of the credit card portfolio which took place in the second quarter of 1998. The increase in average securities, which comprised primarily fixed rate available for sale securities, reflected interest rate risk management actions to reduce our exposure to declines in interest rates.

    The $2.0 billion, or 8 percent, growth in average earning assets over the second quarter of 1998 was partially funded by a $476.2 million increase in average noninterest bearing deposits. The increase in average noninterest bearing deposits was primarily due to the efforts of our institutional and deposit markets group coupled with an influx of new customer relationships, arising from the merger and acquisition activities of other financial institutions in the California market during the past year.

    SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

    For the first six months of 1998, net interest income, on a taxable-equivalent basis, was $645.4 million, compared with $688.7 million for the first six months of 1999. The increase of $43.4 million, or 7 percent, was primarily attributable to a $2.0 billion, or 8 percent, increase in average earning assets partially funded by a $632.9 million, or 8 percent, increase in average noninterest bearing deposits. In addition, net interest margin decreased 4 basis points to 4.83 percent as a result of the cost associated with the issuance of redeemable preferred securities as described above. In addition, the net interest margin was negatively impacted by the lower interest rate environment that contributed to lower yields on loans and other average earning assets as well as a lower effective cost of funding those assets.

    Average earning assets were $26.7 billion for the first six months of 1998, compared with $28.7 billion for the first six months of 1999. Most of this growth was attributable to a $1.9 billion, or 8 percent, increase in average loans and a $654.3 million, or 23 percent, increase in average securities, partially offset by a $260.1 million, or 46 percent, decrease in average trading account assets. The growth in average loans was mostly due to the increase in average commercial, financial and industrial loans of $2.5 billion, partially offset by the decrease in average residential mortgage loans of $342.4 million, primarily related to continued mortgage refinancing activity, and the decrease in average consumer loans of $428.4 million, primarily related to the sale of the credit card portfolio. See "Loans" on page 27 for additional commentary on growth in the loan portfolio. The increase in primarily fixed rate securities reflected interest rate risk management actions to reduce our exposure to declines in interest rates.

NONINTEREST INCOME

                                                    FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                    ---------------------------    ---------------------------
                                                    JUNE 30,  JUNE 30,  PERCENT    JUNE 30,  JUNE 30,  PERCENT
(DOLLARS IN THOUSANDS)                                1998      1999    CHANGE       1998      1999    CHANGE
--------------------------------------------------  --------  --------  -------    --------  --------  -------
Service charges on deposit accounts...............  $ 32,553  $ 42,929    31.87%   $ 65,579  $ 82,580    25.92%
Trust and investment management fees..............    30,036    33,983    13.14      58,029    66,254    14.17
International commissions and fees................    18,934    18,080    (4.51)     36,565    35,711    (2.34)
Merchant transaction processing fees..............    13,738    18,146    32.09      28,117    32,658    16.15
Merchant banking fees.............................     8,366     9,154     9.42      17,988    16,615    (7.63)
Brokerage commissions and fees....................     5,092     6,080    19.40       9,465    11,676    23.36
Foreign exchange trading gains, net...............     4,600     4,494    (2.30)      9,451     9,606     1.64
Securities gains, net.............................        --       634       nm       4,926     1,895   (61.53)
Gain on sale of credit card portfolio.............    17,056        --  (100.00)     17,056        --  (100.00)
Other.............................................    17,619    11,298   (35.88)     28,848    27,111    (6.02)
                                                    --------  --------             --------  --------
  Total noninterest income........................  $147,994  $144,798    (2.16)%  $276,024  $284,106     2.93%
                                                    --------  --------             --------  --------
                                                    --------  --------             --------  --------

------------------------

nm =  not meaningful

    THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

    In the second quarter of 1999, noninterest income was $144.8 million, a decrease of $3.2 million, or 2 percent, from the same period in 1998. This decrease included a $17.1 million pre-tax gain from the sale of our credit card portfolio in April 1998. Excluding this amount, noninterest income increased $13.9 million, or 11 percent, over the same period in 1998. This increase was primarily due to a $10.4 million increase in service charges on deposit accounts, a $3.9 million increase in trust and investment management fees, a $4.4 million increase in merchant transaction processing fees, and a $1.0 million increase in brokerage commissions and fees, partially offset by a $6.3 million decrease in other noninterest income.

    Revenue from service charges on deposit accounts was $42.9 million, an increase of 32 percent over the second quarter of 1998. The increase was primarily attributable to a 5 percent increase in average deposits, higher overdraft fees due to a change in fee structure, and the expansion of several products and services.

    Trust and investment management fees were $34.0 million, an increase of 13 percent over the second quarter of 1998. The increase was due to growth in trust accounts and assets under management, which resulted in higher mutual fund management fees and higher institutional account fees.

    Merchant transaction processing fees were $18.1 million, an increase of 32 percent over the second quarter of 1998. The increase was primarily due to an increase in the volume of credit card drafts deposited by merchants, coupled with a higher merchant discount rate.

    Brokerage commissions and fees were $6.1 million, an increase of 19 percent over the second quarter of 1998. The increase was primarily due to brokerage commissions on non-proprietary mutual fund sales and growth in corporate sweep products.

    Other noninterest income was $11.3 million, a decrease of 36 percent from the second quarter of 1998. The decrease was mostly due to a $4.8 million gain in 1998 from the sale of commercial real estate loans and higher credit card servicing fee income in 1998 related to the sale of the credit card portfolio.

    SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

    For the first six months of 1999, noninterest income was $284.1 million, an increase of $8.1 million, or 3 percent, over the same period in 1998. Excluding the $17.1 million pre-tax gain as mentioned above, noninterest income increased $25.1 million, or 10 percent, over the same period in 1998. This increase was primarily due to a $17.0 million increase in service charges on deposit accounts, an $8.2 million increase in trust and investment management fees, a $4.5 million increase in merchant transaction processing fees, and a $2.2 million increase in brokerage commissions and fees, partially offset by a $3.0 million decrease in net securities gains, related to securities available for sale, and a $1.7 million decrease in other noninterest income.

    Revenue from service charges on deposit accounts was $82.6 million, an increase of 26 percent over the first six months of 1998. The increase was primarily attributable to a 5 percent increase in average deposits, higher ATM surcharges, higher overdraft fees due to a change in fee structure, and the expansion of several products and services.

    Trust and investment management fees were $66.3 million, an increase of 14 percent over the first six months of 1998. The increase was due to growth in trust accounts and assets under management, which resulted in higher mutual fund management fees and higher institutional account fees.

    Merchant transaction processing fees were $32.7 million, an increase of 16 percent over the first six months of 1998. The increase was primarily due to an increase in the volume of credit card drafts deposited by merchants coupled with a higher merchant discount rate, partially offset by lower interchange fees.

    Brokerage commissions and fees were $11.7 million, an increase of 23 percent over the first six months of 1998. The increase was due to brokerage commissions on non-proprietary mutual fund sales and growth in corporate sweep products.

    Other noninterest income was $27.1 million, a decrease of 6 percent from the first six months of 1998. The decrease was mostly due to a $4.8 million gain in 1998 from the sale of commercial real estate loans and higher credit card servicing fee income in 1998 related to the sale of the credit card portfolio, partially offset by a $2.3 million gain related to the sale of Argentine bonds and a $1.1 million gain related to the sale of a leased asset in the first quarter of 1999.

NONINTEREST EXPENSE

                                                    FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                    ---------------------------   --------------------------
                                                    JUNE 30,  JUNE 30,  PERCENT   JUNE 30,  JUNE 30,  PERCENT
(DOLLARS IN THOUSANDS)                                1998      1999    CHANGE      1998      1999    CHANGE
--------------------------------------------------  --------  --------  -------   --------  --------  ------
Salaries and other compensation...................  $123,310  $135,202     9.64%  $242,009  $266,276  10.03%
Employee benefits.................................    27,398    31,813    16.11     57,903    68,406  18.14
                                                    --------  --------            --------  --------
  Personnel-related expense.......................   150,708   167,015    10.82    299,912   334,682  11.59
Net occupancy.....................................    21,679    21,917     1.10     43,704    44,378   1.54
Equipment.........................................    13,964    15,475    10.82     27,803    30,016   7.96
Merchant transaction processing...................    11,513    13,258    15.16     21,593    24,868  15.17
Professional services.............................     8,594    10,290    19.73     15,901    20,984  31.97
Communications....................................    10,452    10,618     1.59     21,681    20,551  (5.21)
Data processing...................................     6,633     7,661    15.50     13,135    15,662  19.24
Advertising and public relations..................     8,302     9,390    13.11     14,353    15,496   7.96
Printing and office supplies......................     6,488     6,025    (7.14)    12,823    12,697  (0.98)
Software..........................................     4,570     6,264    37.07      9,010    12,677  40.70
Travel............................................     4,555     5,822    27.82      8,317     9,901  19.05
Intangible asset amortization.....................     3,338     3,509     5.12      6,676     7,018   5.12
Armored car.......................................     3,012     3,241     7.60      5,871     6,468  10.17
Foreclosed asset expense (income).................      (223)     (512)  129.60       (421)     (553) 31.35
Other.............................................    23,740    27,609    16.30     45,442    55,730  22.64
                                                    --------  --------            --------  --------
   Total noninterest expense......................  $277,325  $307,582    10.91%  $545,800  $610,575  11.87%
                                                    --------  --------            --------  --------
                                                    --------  --------            --------  --------

    THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

    In the second quarter of 1999, noninterest expense was $307.6 million, an increase of $30.3 million, or 11 percent, over the same period in 1998. This increase was mostly due to a $16.3 million increase in personnel-related expense, a $1.5 million increase in equipment expense, a $1.7 million increase in merchant transaction processing expense, a $1.7 million increase in professional services expense, a $1.7 million increase in software expense, and a $3.9 million increase in other noninterest expense.

    Personnel-related expense was $167.0 million, an increase of 11 percent over the second quarter of 1998. This increase was mostly due to $5.5 million in merit increases, $1.6 million due to changes in our standard costing associated with loan originations, $4.1 million in performance-based incentive compensation, due to achievements in the year 2000 effort and the expected achievement through Mission Excel of the efficiency ratio targets in the years 1999 and 2000, and $1.6 million in pension expense.

    Equipment expense was $15.5 million, an increase of 11 percent over the second quarter of 1998. This increase was due to higher depreciation expense on personal computers and increased repairs and maintenance expense on service contracts.

    Merchant transaction processing expense was $13.3 million, an increase of 15 percent over the second quarter of 1998 due to higher merchant volumes.

    Professional services expense was $10.3 million, an increase of 20 percent over the second quarter of 1998 due to costs related to the year 2000 effort.

    Software expense was $6.3 million, an increase of 37 percent over the second quarter of 1998. This increase was primarily due to increased purchases of computer software products related to system upgrades and increased software maintenance contracts.

    Other noninterest expense was $27.6 million, an increase of 16 percent over the second quarter of 1998. This increase was primarily attributable to amortization expense of $2.4 million related to several low income housing investments and an increase of $1.3 million in miscellaneous outside service fees.

    SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

    For the first six months of 1999, noninterest expense was $610.6 million, an increase of $64.8 million, or 12 percent, over the same period in 1998. This increase was primarily attributable to a $34.8 million increase in personnel-related expense, a $2.2 million increase in equipment expense, a $3.3 million increase in merchant transaction processing expense, a $5.1 million increase in professional services expense, a $2.5 million increase in data processing expense, a $3.7 million increase in software expense, a $1.6 million increase in travel expense, and a $10.3 million increase in other noninterest expense.

    Personnel-related expense was $334.7 million, an increase of 12 percent over the first six months of 1998. This increase was mostly due to $11.7 million in merit increases, a $2.4 million increase in compensation expense related to the consolidation of the Global Capital Markets Group, a $2.2 million increase in contract labor, a $3.1 million increase in benefits expenses related to annual bonuses, a $2.3 million increase in benefits expense arising from a loss in the fair value of assets underlying postretirement benefit plans, and a $1.6 million increase in pension expense. In addition, performance-based incentive compensation increased $6.2 million, due to achievements in the year 2000 effort and the expected achievement through Mission Excel of the efficiency ratio targets in the years 1999 and 2000.

    Equipment expense was $30.0 million, an increase of 8 percent over the first six months of 1998. This increase was due to higher depreciation expense on personal computers and increased repairs and maintenance expense on service contracts.

    Merchant transaction processing expense was $24.9 million, an increase of 15 percent over the first six months of 1998 due to higher merchant volumes.

    Professional services expense was $21.0 million, an increase of 32 percent over the first six months of 1998 due to costs related to the year 2000 effort.

    Data processing expense was $15.7 million, an increase of 19 percent over the first six months of 1998 due to increased activity in data processing systems supporting the growth in deposits.

    Software expense was $12.7 million, an increase of 41 percent over the first six months of 1998. This increase was primarily due to increased purchases of computer software products related to system upgrades and increased software maintenance contracts.

    Travel expense was $9.9 million, an increase of 19 percent over the first six months of 1998 due to the Mission Excel effort.

    Other noninterest expense was $55.7 million, an increase of 23 percent over the first six months of 1998. This increase was primarily attributable to amortization expense of $4.2 million related to several low income housing investments, a $1.3 million increase in charitable contributions, and an increase of $3.0 million in miscellaneous outside service fees.

    YEAR 2000 EXPENSES

    We continue to make preparations for the year 2000. (See "Year 2000" on page 34 for a detailed discussion of the year 2000 program.) We estimate that the total cost of the year 2000 project will be approximately $50.0 million, of which $10.0 million relates to capital expenditures which we will capitalize and depreciate over their useful lives. The remaining $40.0 million will be included in noninterest expense in the period incurred. As of June 30, 1999, we have spent $33.6 million on the year 2000 project, $2.2 million in 1997, $21.6 million in 1998 and $9.9 million in the first six months of 1999. Of the $33.6 million spent as of June 30, 1999, $6.8 million related to capital expenditures, $0.8 million in 1997, $5.2 million in 1998, and $0.8 million in the first six months of 1999. Of the estimated $16.4 million remaining to be spent, an estimated $3.2 million is expected to be for capital expenditures and $13.2 million is expected to be included in noninterest expense over the next 18 months. Of the $13.2 million to be included in noninterest expense, we expect that approximately $6.3 million will be spent on salaries and contract labor. This assumes that the current mix of internal staff and contract labor remains the same, the hours and the person-days needed to complete the projects are not materially exceeded, and that preparations for the year 2000 remain on schedule. The remaining $6.9 million is expected to relate to other operating expenses. We are funding the cost of the year 2000 project with normal operating cash and are staffing it with external resources as well as internal staff re-deployed from less time-sensitive assignments. Estimated total cost could change further as our preparations continue.

INCOME TAX EXPENSE

    The effective tax rates for the second quarter of 1998 and 1999 were 40 percent and 34 percent, respectively. The effective tax rates for the six months ended June 30, 1998 and 1999 were 40 percent and 33 percent, respectively. In the first quarter of 1999, we recognized a $6.3 million federal tax benefit as the result of an IRS settlement with respect to refund claims we filed for the years 1992 through 1994. Excluding this $6.3 million federal tax benefit, our effective tax rate for the first six months ended June 30, 1999 would have been 34 percent. The lower effective tax rate in the first quarter and first six months of 1999 also reflects our ability to file our 1999 California franchise tax returns on a worldwide unitary reporting basis, which incorporates the financial results of our majority shareholder, The Bank of Tokyo-Mitsubishi, Ltd. and their worldwide affiliates.

LOANS

    The following table shows loans outstanding by loan type.

                                                                                                PERCENT CHANGE TO
                                                                                               JUNE 30, 1999 FROM:
                                                                                             -----------------------
                                                     JUNE 30,    DECEMBER 31,    JUNE 30,    JUNE 30,   DECEMBER 31,
(DOLLARS IN THOUSANDS)                                 1998          1998          1999        1998         1998
--------------------------------------------------  -----------  ------------   -----------  --------   ------------
Domestic:
  Commercial, financial and industrial............  $11,580,416  $ 13,119,534   $13,440,720     16.06%       2.45%
  Construction....................................      377,467       439,806       559,906     48.33       27.31
  Mortgage:
    Residential...................................    2,844,391     2,627,668     2,567,584     (9.73)      (2.29)
    Commercial....................................    2,872,705     2,975,484     3,132,623      9.05        5.28
                                                    -----------  ------------   -----------
      Total mortgage..............................    5,717,096     5,603,152     5,700,207     (0.30)       1.73
  Consumer:
    Installment...................................    2,043,933     1,984,941     1,969,685     (3.63)      (0.77)
    Home equity...................................      893,572       818,199       732,758    (18.00)     (10.44)
                                                    -----------  ------------   -----------
      Total consumer..............................    2,937,505     2,803,140     2,702,443     (8.00)      (3.59)
  Lease financing.................................      941,729     1,032,148     1,142,180     21.29       10.66
                                                    -----------  ------------   -----------
      Total loans in domestic offices.............   21,554,213    22,997,780    23,545,456      9.24        2.38
Loans originated in foreign branches..............    1,404,115     1,298,331     1,041,202    (25.85)     (19.80)
                                                    -----------  ------------   -----------
      Total loans.................................  $22,958,328  $ 24,296,111   $24,586,658      7.09%       1.20%
                                                    -----------  ------------   -----------
                                                    -----------  ------------   -----------

    Our lending activities are predominantly domestic, with such loans comprising 96 percent of the total loan portfolio at June 30, 1999. Total loans at June 30, 1999 were $24.6 billion, an increase of $1.6 billion, or 7 percent, over June 30, 1998. The increase was attributable to growth in the commercial, financial and industrial loan portfolio, which increased $1.9 billion, the construction loan portfolio, which increased $182.4 million, the commercial mortgage loan portfolio, which increased $259.9 million, and the lease financing loan portfolio, which increased $200.5 million, partially offset by the residential mortgage loan portfolio, which decreased $276.8 million, the consumer loan portfolio, which decreased $235.1 million, and the loans originated in foreign branches, which decreased $362.9 million.

    Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are extended principally to major corporations, middle market businesses, and small businesses, with no industry concentration exceeding 10 percent of total commercial, financial and industrial loans. At June 30, 1998 and 1999, the commercial, financial and industrial loan portfolio was $11.6 billion, or 50 percent of total loans, and $13.4 billion, or 55 percent of total loans, respectively. The increase of $1.9 billion, or 16 percent, from June 30, 1998 was primarily attributable to loans extended to businesses with revenues exceeding $20 million. The growth continued to reflect the results of initiatives to increase participation in larger syndicated loan positions as lead manager and as agent, especially in the communications, media, and entertainment and energy capital services industries in which we have developed specialized lending expertise.

    The construction loan portfolio totaled $377.5 million, or 2 percent of total loans, at June 30, 1998, compared with $559.9 million, or 2 percent of total loans, at June 30, 1999. This growth of $182.4 million, or 48 percent, from June 30, 1998 was primarily attributable to the favorable California real estate market coupled with the continuing improvement in the West Coast economy.

    Mortgage loans were $5.7 billion, or 25 percent of total loans, at June 30, 1998, compared with $5.7 billion, or 23 percent of total loans, at June 30, 1999. The mortgage loan portfolio consists of loans on commercial and industrial projects and residential loans, secured by one-to-four family residential properties, primarily in California. The increase in commercial mortgage loans of $259.9 million, or 9 percent, from June 30, 1998, reflected both the favorable California real estate market and the continued improvement in the West Coast economy. Residential mortgage loans decreased $276.8 million, or 10 percent, principally due to prepayments arising from the lower interest rate environment.

    Consumer loans totaled $2.9 billion, or 13 percent of total loans, at June 30, 1998, compared with $2.7 billion, or 11 percent of total loans, at June 30, 1999. The decrease of $235.1 million, or 8 percent, was attributable to a reduction in home equity loans as customers refinanced to take advantage of favorable long-term, fixed mortgage rates.

    Lease financing totaled $941.7 million, or 4 percent of total loans, at June 30, 1998, compared with $1.1 billion, or 5 percent of total loans, at June 30, 1999. During 1998, management created new initiatives for lending, especially in the lease financing segment. This continued refocus on leasing resulted in a $200.5 million, or 21 percent, increase in lease financing over the first six months of 1998.

    Loans originated in foreign branches totaled $1.4 billion, or 6 percent of total loans, at June 30, 1998 and $1.0 billion, or 4 percent of total loans, at June 30, 1999. The decrease of $362.9 million, or 26 percent, was attributable to the reduction of our exposures in certain Asian markets, primarily Japan, Korea, Indonesia and Thailand, in response to the continuing uncertainty that exists in those markets.

CROSS-BORDER OUTSTANDINGS

    Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of June 30, 1998, December 31, 1998, and June 30, 1999 for each country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. For those individual countries shown in the table below, most of our local currency outstandings are hedged or are funded by local currency borrowings.

                                                                                 PUBLIC      CORPORATIONS
                                                                  FINANCIAL      SECTOR        AND OTHER          TOTAL
(DOLLARS IN MILLIONS)                                           INSTITUTIONS    ENTITIES       BORROWERS      OUTSTANDINGS
--------------------------------------------------------------  -------------  -----------  ---------------  ---------------
June 30, 1998
  Japan.......................................................    $      88     $      --      $     418        $     506
  Korea.......................................................          374            --            138              512

December 31, 1998
  Japan.......................................................          173            --            464              637
  Korea.......................................................          448             1            117              566

June 30, 1999
  Japan.......................................................           72            --            448              520
  Korea.......................................................          353            --            122              475

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

PROVISION FOR CREDIT LOSSES

    We recorded a $15.0 million provision for credit losses in the second quarter of 1998, compared with a $10.0 million provision for credit losses in the second quarter of 1999. For the six months ended June 30, 1998, we recorded a $35.0 million provision for credit losses compared with a $15.0 million provision for the same period in 1999.

    Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below.

ALLOWANCE FOR CREDIT LOSSES

    ALLOWANCE POLICY AND METHODOLOGY

    We maintain an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance.

    The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, pools of loans, leases or commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:

    - Problem graded loan loss factors are derived from a migration model that tracks historical loss experience over a full business cycle.

    - Pass graded loan loss factors are based on the average annual net chargeoff rate over an eight-year period.

    - Pooled loan loss factors (not individually graded loans) are based on expected net chargeoffs for one year. Pooled loans are loans that are homogeneous in nature, such as consumer installment and residential mortgage loans and automobile leases.

    Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred. This amount may be determined either by a method prescribed by Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", or by a qualitative method which is in excess of the amount determined by the application of the formula allowance.

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

    The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration model that is used to establish the loan loss factors for problem graded loans is designed to be self-correcting by taking into account our recent loss experience. Similarly, by basing the pass graded loan loss factors on loss experience over the last eight years, the methodology is designed to take our recent loss experience into account. Pooled loan loss factors are adjusted quarterly based upon the level of net chargeoffs expected by management in the next twelve months. Furthermore, our methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

    COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES
     FROM DECEMBER 31, 1998

    At December 31, 1998, our allowance for credit losses was $459.3 million, or
1.89 percent of total loans, and 586 percent of total nonaccrual loans, compared with an allowance for credit losses at June 30, 1999 of $450.4 million, or 1.83 percent of total loans, and 495 percent of total nonaccrual loans.

    In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 1998, total impaired loans were $78.5 million and the associated impairment allowance was $11.2 million, compared with $90.9 million and $22.3 million, respectively, at June 30, 1999.

    During the second quarter of 1999, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for credit losses. Changes in assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, affected the assessment of the unallocated allowance.

    In our assessment as of June 30, 1999, management has continued to focus, in particular, on factors affecting elements of the oil and gas, agriculture and technology industries, and the continuing effects of the global financial turmoil on companies and financial institutions in domestic and foreign markets in which we operate and the growth in, and changes in the composition of, the loan portfolio.

    CHANGES IN THE FORMULA, SPECIFIC AND UNALLOCATED ALLOWANCES FROM DECEMBER
     31, 1998

    At June 30, 1999, the formula allowance increased by $15 million from December 31, 1998 to $221 million, primarily due to adverse changes in the risk grades of criticized loans.

    At June 30, 1999, the specific allowance decreased by $13 million from December 31, 1998 to $25 million, primarily due to the elimination of the $26 million specific allowance on Asian country exposures, which has been incorporated into the formula allowance, offset by an increase of $13 million in the allowance on impaired loans.

    At June 30, 1999, the unallocated allowance decreased by $11 million from December 31, 1998. Management believes that the inherent losses related to certain conditions considered in its evaluation of the unallocated allowance have remained relatively stable during the six months ended June 30, 1999, except for the $14.1 million charge-off related to a single Taiwanese credit which was recognized in the first quarter of 1999.

    We do not weight the unallocated allowance among segments of the portfolio. At June 30, 1999, we had a $204 million unallocated allowance in our allowance for credit losses. In evaluating the appropriateness of the unallocated allowance, we considered the following factors:

    - the approximately $49 million to $61 million margin for model and estimation risk prescribed by our credit policy,

    - the effects of the decline in oil prices on borrowers in the oil and gas industry, which could be in the range of $15 million to $24 million,

    - the effects of abnormal weather conditions and export market conditions on agricultural borrowers, which could be in the range of $11 million to $17 million,

    - the effects of export market conditions and cyclical overcapacity on borrowers in the technology industry, which could be in the range of $17 million to $26 million,

    - the continued effects of the global financial turmoil on borrowers in Asia/Pacific countries, which could be in the range of $35 million to $64 million, and

    - the continued effects of the global financial turmoil on borrowers in Brazil, which could be in the range of $3 million to $7 million.

    There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the range set forth above. See forward-looking statements on page 38.

    CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

    The following table sets forth a reconciliation of changes in our allowance for credit losses.

                                                           FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                              ENDED JUNE 30,        ENDED JUNE 30,
                                                           --------------------  --------------------
(DOLLARS IN THOUSANDS)                                       1998       1999       1998       1999
---------------------------------------------------------  ---------  ---------  ---------  ---------
Balance, beginning of period.............................  $ 466,043  $ 447,936  $ 451,692  $ 459,328
Loans charged off:
  Commercial, financial and industrial...................      7,213      8,758     11,201     12,490
  Construction...........................................         --         --          3         --
  Mortgage...............................................        181        231        995        640
  Consumer...............................................      6,595      3,415     19,033      7,812
  Lease financing........................................        674        882      1,331      1,774
  Foreign(1).............................................         --         --         --     14,127
                                                           ---------  ---------  ---------  ---------
    Total loans charged off..............................     14,663     13,286     32,563     36,843
Recoveries of loans previously charged off:
  Commercial, financial and industrial...................      6,856      3,008     14,601      7,570
  Construction...........................................         --         --          3         --
  Mortgage...............................................      1,129        307      1,657        403
  Consumer...............................................      3,777      2,223      7,672      4,637
  Lease financing........................................        101        194        178        343
                                                           ---------  ---------  ---------  ---------
    Total recoveries of loans previously charged off.....     11,863      5,732     24,111     12,953
                                                           ---------  ---------  ---------  ---------
      Net loans charged off..............................      2,800      7,554      8,452     23,890
Provision for credit losses..............................     15,000     10,000     35,000     15,000
Foreign translation adjustment and other net additions
  (deductions)...........................................       (110)        21       (107)       (35)
                                                           ---------  ---------  ---------  ---------
Balance, end of period...................................  $ 478,133  $ 450,403  $ 478,133  $ 450,403
                                                           ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------
Allowance for credit losses to total loans...............       2.08%      1.83%      2.08%      1.83%
Provision for credit losses to net loans charged off.....     535.71     132.38     414.10      62.79
Recoveries of loans to loans charged off in the previous
  period.................................................      66.27      24.33      32.70      29.29
Net loans charged off to average loans outstanding for
  the period(2)..........................................       0.05       0.12       0.08       0.20

------------------------

(1)  Foreign loans are those loans originated in foreign branches.

(2)  Annualized.

    Total loans charged off in the second quarter of 1999 decreased by $1.4 million from the second quarter of 1998, primarily due to a $3.2 million decrease in consumer loans charged off as portfolio quality improved, partially offset by a $1.5 million increase in commercial, financial and industrial loans charged off. Chargeoffs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

    Recoveries of loans previously charged off decreased by $6.1 million from June 30, 1998, while the percentage of net loans charged off to average loans increased from 0.05 percent in the second quarter of 1998 to 0.12 percent in the second quarter of 1999. At June 30, 1999, the allowance for credit losses exceeded the net loans charged off during the second quarter of 1999, reflecting management's belief, based on the foregoing analysis, that there were additional losses inherent in the portfolio.

    Total loans charged off in the first six months of 1999 increased by $4.3 million over the first six months of 1998, primarily due to a $14.1 million chargeoff of a loan from a single foreign relationship as previously described, partially offset by a $11.2 million decrease in consumer loans charged off as portfolio quality improved. Recoveries of loans previously charged off decreased by $11.2 million while the percentage of net loans charged off to average loans increased from 0.08 percent to 0.20 percent for the six months ended June 30, 1998 and 1999, respectively.

    At June 30, 1999, our average annual net chargeoffs for the past five years and the six months ended June 30, 1999, were $84.8 million, which represents 5.3 years of losses based on the level of the allowance for credit losses at that date. Historical net chargeoffs are not necessarily indicative of the amount of net chargeoffs that we will realize in the future.

NONPERFORMING ASSETS

                                                                              JUNE 30,   DECEMBER 31,   JUNE 30,
(DOLLARS IN THOUSANDS)                                                          1998         1998         1999
---------------------------------------------------------------------------  ----------  ------------  ----------
Commercial, financial and industrial.......................................  $   69,235   $   60,703   $   81,441
Construction...............................................................       4,389        4,359        4,352
Commercial mortgage........................................................      33,410        8,254        5,115
Other......................................................................          --        5,134           --
                                                                             ----------  ------------  ----------
    Total nonaccrual loans.................................................     107,034       78,450       90,908
Foreclosed assets..........................................................      15,909       11,400        6,541
                                                                             ----------  ------------  ----------
    Total nonperforming assets.............................................  $  122,943   $   89,850   $   97,449
                                                                             ----------  ------------  ----------
                                                                             ----------  ------------  ----------
Allowance for credit losses................................................  $  478,133   $  459,328   $  450,403
                                                                             ----------  ------------  ----------
                                                                             ----------  ------------  ----------
Nonaccrual loans to total loans............................................        0.47%        0.32%        0.37%
Allowance for credit losses to nonaccrual loans............................      446.71       585.50       495.45
Nonperforming assets to total loans and foreclosed assets..................        0.54         0.37         0.40
Nonperforming assets to total assets.......................................        0.40         0.28         0.30

    At June 30, 1999, nonperforming assets totaled $97.4 million, a decrease of $25.5 million, or 21 percent, from a year earlier. The decrease was primarily the result of reductions of $28.3 million in nonaccrual commercial mortgage loans, due to a combination of note sales totaling $29.8 million in the third quarter of 1998 and repayments and restorations to accrual status, and $9.4 million in foreclosed assets, due to sales of individual assets, partially offset by a $12.2 million increase in nonaccrual commercial, financial and industrial loans, due to the placement on nonaccrual status of a few large loans made to upper-middle market and large businesses.

    Nonaccrual loans as a percentage of total loans were 0.47 percent at June 30, 1998, compared with 0.37 percent at June 30, 1999. Nonperforming assets as a percentage of total loans and foreclosed assets improved to 0.40 percent at June 30, 1999 from 0.54 percent at June 30, 1998.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

                                                                               JUNE 30,   DECEMBER 31,  JUNE 30,
(DOLLARS IN THOUSANDS)                                                           1998         1998        1999
-----------------------------------------------------------------------------  ---------  ------------  ---------
Commercial, financial and industrial.........................................  $   2,453   $      913   $     409
Mortgage:
  Residential................................................................     11,437        9,338       5,843
  Commercial.................................................................        490       13,955       5,535
                                                                               ---------  ------------  ---------
    Total mortgage...........................................................     11,927       23,293      11,378
Consumer and other...........................................................      4,556        7,292       3,364
                                                                               ---------  ------------  ---------
  Total loans 90 days or more past due and still accruing....................  $  18,936   $   31,498   $  15,151
                                                                               ---------  ------------  ---------
                                                                               ---------  ------------  ---------

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

    Core deposits provide us with a sizable source of relatively stable and low-cost funds. In the second quarter of 1999, lower cost sources of funds, which include noninterest bearing deposits and interest bearing core deposits, funded 62 percent of average earning assets. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper and other borrowings.

REGULATORY CAPITAL

    The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.

                                                                                     MINIMUM
                                           JUNE 30,    DECEMBER 31,    JUNE 30,    REGULATORY
(DOLLARS IN THOUSANDS)                       1998          1998          1999      REQUIREMENT
----------------------------------------  -----------  ------------   -----------  -----------
CAPITAL COMPONENTS
Tier 1 capital..........................  $ 2,752,209  $  2,965,865   $ 3,160,230
Tier 2 capital..........................      611,241       604,938       614,712
                                          -----------  ------------   -----------
Total risk-based capital................  $ 3,363,450  $  3,570,803   $ 3,774,942
                                          -----------  ------------   -----------
                                          -----------  ------------   -----------
Risk-weighted assets....................  $29,657,202  $ 30,753,030   $31,553,704
                                          -----------  ------------   -----------
                                          -----------  ------------   -----------
Quarterly average assets................  $29,690,168  $ 31,627,022   $31,889,889
                                          -----------  ------------   -----------
                                          -----------  ------------   -----------
CAPITAL RATIOS
Total risk-based capital................        11.34%        11.61%        11.96%     8.0%
Tier 1 risk-based capital...............         9.28          9.64         10.02      4.0
Leverage ratio(1).......................         9.27          9.38          9.91      4.0

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

    Compared with December 31, 1998, our Tier 1 risk-based capital ratio at June 30, 1999 increased 38 basis points to 10.02 percent, our total risk-based capital ratio increased 35 basis points to 11.96 percent, and our leverage ratio increased 53 basis points to 9.91 percent. The increase in the capital ratios was primarily attributable to the issuance of $350 million in redeemable preferred securities.

    As of June 30, 1999, management believes the capital ratios of Union Bank of California, N.A. met all regulatory minimums of a "well-capitalized" institution.

YEAR 2000

    The year 2000 problem exists because many computer programs use only the last two digits to refer to a year. This convention could affect date-sensitive calculations that treat "00" as the year 1900, rather than as the year 2000. Another issue is that the year 2000 is a leap year and some programs may not properly provide for February 29, 2000.

    This discussion of the implications of the year 2000 problem for us contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which we plan to complete the internal year 2000 modifications are based on management's best estimates of future events. See details with respect to costs for year 2000 on page 26. The material assumptions underlying the estimated cost are the expenses incurred to date, the cost and continued availability of internal and external resources and the time required to accomplish remaining tasks. We cannot guarantee, however, these estimates, and actual results could differ. Moreover, although management believes preparations will be adequate, situations may occur that could have a material adverse effect on us. For example, we place a high degree of reliance on third parties, such as customers, vendors, utilities and other financial and governmental institutions. Although we are assessing the readiness of these third parties and preparing contingency plans, their performance may affect us adversely.

    READINESS

    Preparation for year 2000 has been, and continues to be, among our highest priorities, and we are preparing for the century change with a comprehensive enterprise-wide year 2000 program. We have largely completed the activities necessary to ensure our products and services are year 2000 ready. We expect our products and services and their associated computer systems to operate in year 2000 just as they do today.

    Although our work has been focused on assuring that our products and services are year 2000 ready, we cannot guarantee that all systems and services used by us and our customers will function without error before, at, or after January 1, 2000. Service delivery may still be affected by the performance of third parties with whom we exchange data, or by disruption in services not under our control, including, but not limited to, utility services, telecommunication facilities, funds transfer systems and networks, and other third party providers. While the nature of computer systems, programming and interdependencies make it impossible for us to guarantee that disruptions will not occur, we believe our year 2000 efforts will avoid significant problems and will enable us to rapidly address and correct any problems that do arise.

    We have focused our efforts on identifying all major systems and we have sought external and internal resources to renovate and test these systems. We have tested purchased software, internally developed systems and systems supported by external parties as part of the program. We are continuing to evaluate customers and vendors that have significant relationships with us to determine whether they are adequately preparing for the year 2000. In addition, we have developed contingency plans to reduce the impact of some potential events that may occur. We cannot guarantee, however, that the systems of vendors or customers with whom we do business will be completed on a timely basis, or that contingency plans will shield operations from failures that may occur.

    Our year 2000 program is comprised of numerous individual projects that address the following broad areas:

    -  data processing systems,

    -  telecommunications and data networks,

    -  building facilities and security systems,

    -  vendor risk,

    -  customer risk,

    -  contingency planning, and

    -  communications.

    In addition to testing individual systems, we have conducted integrated contingency testing of our systems identified as vital to the continuance of a broad core business activity. Contingency testing of these vital systems and many other systems occurred in a separate computer environment where dates are set forward in order to identify and correct problems that might not otherwise become evident until processing in the new century begins. This testing, referred to as "Time Machine Integrated Contingency Testing", has been completed for the year-end and February "leap day" periods. It will be conducted again for the year-end period in the fourth quarter 1999.

    Virtually all projects involving system testing have been completed, and based on these results we believe that our products and services are year 2000 ready. We do not significantly rely on "embedded technology" in our critical processes. "Embedded technology", which means microprocessor-controlled devices as opposed to multi-purpose computers, does control some building security and operations, such as power management, ventilation, and building access. All building facilities have been evaluated, and important systems in key buildings are expected to operate properly.

    Our attention is now concentrated on preparing for the millennium change period itself, and we are identifying projects to accomplish this. Even though our computer systems have been modified and tested to operate properly after the century date change, we recognize that the millennium change itself will be an event and in the weeks around year-end we may be subject to special demands. These potential demands could include higher volumes of customer inquiries and transactions, increased requests for currency and operational disruptions caused by external events. We are preparing for the event period and reconfirming the readiness of key systems and suppliers.

    We rely on vendors and customers, and we are addressing year 2000 issues with both groups. We have performed risk assessments and we have taken appropriate measures to minimize risk as much as possible for those vendors that we have assigned a risk rating of medium or high. Presently, approximately 7 percent are rated as medium or high risk, and risk mitigation planning is complete. We have, however, no viable alternatives for some suppliers, such as power distribution and local telephone companies. As with all financial institutions, we place a high degree of reliance on the systems of other institutions, including governmental agencies, to settle transactions. We have successfully tested principal settlement methods associated with major payment systems.

    We also rely on our customers to make necessary preparations for the year 2000 so that their business operations will not be interrupted, thus threatening their ability to honor their financial commitments. We have identified over 2,700 borrowers, capital market counterparties, funding sources, and large depositors that constitute our customers as having financial volumes sufficiently large to warrant our inquiry and assessment of their year 2000 preparation. The financial volumes included loans and unused commitments, collected deposit balances, automated clearing house transactions, foreign exchange, and derivatives. We have completed initial and follow-up inquiries and written assessments of customers representing approximately 99 percent of the identified financial volume.

    Our borrowers, the population of customers with loans and unused commitments outstanding, pose the highest level of potential concern. As of June 30, 1999, our ongoing assessment of these borrowers resulted in the following assignments of risk: 92 percent low risk, 8 percent medium risk and less than 1 percent high risk. We have established individual risk mitigation plans for all customers rated as high risk. The risk mitigation plans further evaluate whether year 2000 issues will materially affect the customer's cash flow, asset values, and collateral pledged to us. We seek to implement specific actions that will keep the borrowers focused on corrective measures to reduce potential credit risk. The risk mitigation plans use the normal credit process that we employ to manage credit risk and require the concurrence of a credit administrator.

    RISKS

    The principal risks associated with the year 2000 problem can be grouped into three categories:

    -  incomplete preparation of our operations for the next century,

    - disruption of our operations due to operational failures of third parties, and

    - business interruption among fund providers and obligors such that expected funding and repayment does not take place.

    The only risk largely under our control is preparing our internal operations for the year 2000. We, like other financial institutions, are heavily dependent on our computer systems. The complexity of these systems and their interdependence make it impractical to convert to alternative systems without interruptions if necessary modifications are not completed on schedule. Management believes the necessary modifications have been made and adequately tested.

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

    CONTINGENCY PLANS

    Our business units have contingency plans that have been completed and tested. These plans anticipate various types of communication and operational problems, and document alternatives that allow continued service and ensure the business unit is recoverable following a disaster. As a result of review procedures, business resumption contingency plans for over 90 individual critical business units have been modified to include the following year 2000 considerations:

    -  Absenteeism

    -  Inaccessible physical site

    -  Local telecommunications and network failure

    -  Desktop workstation and office equipment failure

    -  Support system failure

    -  Operational disruptions

    -  Vendors and service provider failure

    OTHER RELATED DISCLOSURES

    HighMark Capital Management, Inc. is a registered investment advisor and Union Bank of California Investment Services, Inc. is a broker-dealer. Each of these subsidiaries makes publicly available separate year 2000 reports. You can find additional year 2000 information in those reports.

FORWARD-LOOKING STATEMENTS

    Our management frequently makes forward-looking statements in Securities and Exchange Commission filings, such as this one, press releases, news articles, conference calls with Wall Street analysts and almost any other time in which we are speaking on behalf of us. The forward-looking statements we make are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future. There are numerous factors that could and will cause actual results to differ from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our stock price, financial position, or results of operations. Some, but not all of these factors, are discussed below.

    ADVERSE CALIFORNIA ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR
BUSINESS. A substantial majority of our assets and deposits are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In the early 1990's, the California economy experienced an economic recession that resulted in increases in the level of delinquencies and losses for us and many of the state's other financial institutions. If California were to experience another recession, it is expected that our level of problem assets would increase accordingly. The current economic crisis in Asia is expected to continue to negatively impact the economic conditions in California, which could adversely affect our business.

    ADVERSE ECONOMIC FACTORS AFFECTING CERTAIN INDUSTRIES COULD HAVE AN ADVERSE EFFECT ON OUR CUSTOMERS AND THEIR ABILITY TO MAKE PAYMENTS TO US. We are also subject to certain industry-specific economic factors. For example, a portion of our total loan portfolio is related to real estate obligations, and a portion of our recent growth has been fueled by the general real estate recovery in California. Accordingly, a downturn in the real estate industry in California could have an adverse effect on our operations. Similarly, a portion of our total loan portfolio is to borrowers in the agricultural industry. The weather effects of "El Nino", combined with low commodity prices, may adversely affect the agricultural industry and, consequently, may impact our business negatively.

    FLUCTUATIONS IN INTEREST RATES COULD ADVERSELY AFFECT OUR
BUSINESS. Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow. Conversely, a decrease in interest rates could result in an acceleration in the prepayment of loans. In addition, changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices, could affect the interest rates charged on interest earning assets differently than the interest rates paid on interest bearing liabilities. This difference could result in an increase in interest expense relative to interest income. An increase in market interest rates also could adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and chargeoffs, which could adversely affect our business.

    SHAREHOLDER VOTES ARE CONTROLLED BY THE BANK OF TOKYO-MITSUBISHI, LTD. The Bank of Tokyo-Mitsubishi, Ltd. owns a majority of the outstanding shares of our common stock. As a result, The Bank of Tokyo-Mitsubishi can elect all of our directors and can control the vote on all matters, including determinations such as: approval of mergers or other business combinations; sales of all or substantially all of our assets; any matters submitted to a vote of our shareholders; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to common stock or other equity securities; and matters that might be favorable to The Bank of Tokyo-Mitsubishi. The Bank of Tokyo-Mitsubishi's ability to prevent an unsolicited bid for us or any other change in control could have an adverse effect on the market price for our common stock. A majority of our directors are not officers or employees of UnionBanCal Corporation or any of our affiliates, including The Bank of Tokyo-Mitsubishi.

However, because of The Bank of Tokyo-Mitsubishi's control over the election of our directors, The Bank of Tokyo-Mitsubishi could change the composition of our Board of Directors so that the Board would not have a majority of outside directors.

    THE BANK OF TOKYO-MITSUBISHI'S FINANCIAL CONDITION COULD ADVERSELY AFFECT OUR OPERATIONS. Although we fund our operations independently of The Bank of Tokyo-Mitsubishi and believe our business is not necessarily closely related to The Bank of Tokyo-Mitsubishi's business or outlook, The Bank of Tokyo-Mitsubishi's credit ratings may affect our credit ratings. The Bank of Tokyo-Mitsubishi's credit ratings were downgraded in October 1998 by Standard and Poor's Corporation and are currently on Moody's Investors Service, Inc.'s credit watch with negative implications. Any future downgrading of The Bank of Tokyo-Mitsubishi's credit rating could adversely affect our credit ratings. Therefore, as long as The Bank of Tokyo-Mitsubishi maintains a majority interest in us, a deterioration in The Bank of Tokyo-Mitsubishi's financial condition could result in an increase in our borrowing costs and could impair our access to the public and private capital markets. The Bank of Tokyo-Mitsubishi is also subject to regulatory oversight and review. Our business operations and expansion plans could be negatively affected by regulatory concerns related to the Japanese financial system and The Bank of Tokyo-Mitsubishi.

    POTENTIAL CONFLICTS OF INTEREST WITH THE BANK OF TOKYO-MITSUBISHI, LTD. COULD ADVERSELY AFFECT US. As part of The Bank of Tokyo-Mitsubishi's normal risk management processes, The Bank of Tokyo-Mitsubishi manages global credit exposures and concentrations on an aggregate basis, including us. Therefore, at certain levels, our ability to approve certain credits and categories of customers is subject to concurrence by The Bank of Tokyo-Mitsubishi. We may wish to extend credit to the same customer as The Bank of Tokyo-Mitsubishi. Our ability to do so may be limited for various reasons, including The Bank of Tokyo-Mitsubishi's aggregate credit exposure and marketing policies. Our directors' and officers' ownership interests in The Bank of Tokyo-Mitsubishi's common stock or service as a director or officer or other employee of both us and The Bank of Tokyo-Mitsubishi could create or appear to create potential conflicts of interest, especially since both of us compete in the United States banking industry.

    SUBSTANTIAL COMPETITION IN THE CALIFORNIA BANKING MARKET COULD ADVERSELY AFFECT US. Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions and major foreign-affiliated or foreign banks, as well as many financial and non-financial firms that offer services similar to those offered by us. Some of our competitors are community banks that have strong local market positions. Other competitors include large financial institutions (such as Bank of America, California Federal, Washington Mutual, and Wells Fargo) that have substantial capital, technology and marketing resources. Such large financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively. In addition, there have been a number of recent mergers involving financial institutions located in California. Some of the merged banks, such as Norwest/Wells Fargo, employ a strong community-based banking model of doing business that may increase competition with our distinctive combination of traditional community bank service coupled with a large branch network.

    RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS COULD LIMIT AMOUNTS PAYABLE TO US. A substantial portion of our cash flow typically comes from dividends our bank and nonbank subsidiaries pay to us. Various statutory provisions restrict the amount of dividends our subsidiaries can pay to us without regulatory approval. In addition, if any of our subsidiaries liquidates, that subsidiary's creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before we, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary. If, however, we are a creditor of the subsidiary with recognized claims against it, we would be in the same position.

    ADVERSE EFFECTS OF BANKING REGULATIONS OR CHANGES IN BANKING REGULATIONS COULD ADVERSELY AFFECT US. We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by any future changes in laws, regulations, policies or interpretations. Additionally, our international activities may be subject to the laws and regulations of the jurisdiction where business is being conducted. International laws, regulations and policies affecting us and our subsidiaries may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to The Bank of Tokyo-Mitsubishi's controlling ownership of us, laws, regulations and policies adopted or enforced by the Government of Japan may adversely affect our activities and investments and those of our subsidiaries in the future. Under long-standing policy of the Board of Governors of the Federal Reserve System, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so.

    POSSIBLE DISRUPTION OF BUSINESS DUE TO THE YEAR 2000 PROBLEM. The year 2000 problem results from an inability of computer systems to accurately recognize dates on and after the year 2000. The year 2000 problem is a broad business issue that extends beyond computer failures to possible failures of entire infrastructures, such as telecommunications and data networks, building facilities and security systems and systems of other institutions, including governmental agencies, to settle transactions. Virtually all of our projects involving system testing have been completed, and based on these results we believe that our products and services are year 2000 ready. We are preparing for the century change with an enterprise-wide year 2000 program. We have identified all of the major application and processing systems, and sought external and internal resources to replace and test the systems. We are testing purchased software, internally developed systems and systems supported by external parties as part of the program. We are evaluating customers and vendors that have significant relationships with us to determine whether they are adequately preparing for the year 2000. In addition, we are developing contingency plans to reduce the impact of some potential events that may occur. However, we cannot guarantee that the systems of vendors or customers with which we do business will be completed on a timely basis, or that contingency plans will shield operations from failures that may occur. The year 2000 problem poses the following principal risks to our business: disruption of our business due to our failure to achieve year 2000 readiness; disruption of our business due to failure of third parties to achieve year 2000 readiness; and disruption in our funding and repayment operations due to failure of fund providers and obligors to achieve year 2000 readiness. We estimate that the total cost of the year 2000 project will be approximately $50 million. We are funding the cost of the year 2000 project with normal operating cash flow. We are staffing our year 2000 project with external people as well as internal staff re-deployed from less time-sensitive assignments. Our estimated total cost could change further as analysis continues. Because of the range of possible issues and the large number of variables involved, however, we cannot definitively quantify the potential costs. For example, our remediation efforts or the efforts of third parties may be unsuccessful. Any failure of such remediation efforts could result in a loss of business, damage to our reputation or legal liability. Consequently, such failures could have a material adverse effect on our business.

    POSSIBLE FUTURE SALES OF SHARES BY THE BANK OF TOKYO-MITSUBISHI, LTD. COULD ADVERSELY AFFECT THE MARKET FOR OUR STOCK. Although The Bank of Tokyo-Mitsubishi has announced its intention to maintain its majority ownership in us, The Bank of Tokyo-Mitsubishi may sell shares of our common stock in compliance with the federal securities laws. By virtue of The Bank of Tokyo-Mitsubishi's current control of us, The Bank of Tokyo-Mitsubishi could sell large amounts of shares of our common stock by causing us to file a registration statement that would allow them to sell shares more easily. In addition, The Bank of Tokyo-Mitsubishi could sell shares of our common stock without registration pursuant to Rule 144 under the Securities Act. Although we can make no prediction as to the effect, if any, that such sales would have on the market price of our common stock, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect our market price. If The Bank of Tokyo-

Mitsubishi sells or transfers shares of our common stock as a block, another person or entity could become our controlling shareholder.

    STRATEGIES. In connection with our strategic repositioning, we have developed long-term financial performance goals, which we expect to result from successful implementation of our operating strategies. We cannot assure you that we will be successful in achieving these long-term goals or that our operating strategies will be successful. Achieving success in these areas is dependent on a number of factors, many of which are beyond our direct control. Factors that may adversely affect our ability to attain our long-term financial performance goals include:

    -  deterioration of our asset quality,

    -  our inability to reduce noninterest expenses,

    -  our inability to increase noninterest income,

    -  our inability to decrease reliance on asset revenues,

    -  regulatory and other impediments associated with making acquisitions,

    - deterioration in general economic conditions, especially in our core markets,

    -  decreases in net interest margins,

    -  increases in competition,

    -  adverse regulatory developments,

    -  unexpected increases in costs related to potential acquisitions, and

    - unexpected increased costs associated with implementation of our efficiency improvement project.

    RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR DIVESTITURES OR RESTRUCTURING. We may acquire or invest in companies, technologies, services or products that complement our business. In addition, we continue to evaluate performance of all of our businesses and business lines and may sell a business or business lines. Any acquisitions, divestitures or restructuring may result in potentially dilutive issuance of equity securities, significant write-offs, the amortization of expenses related to goodwill and other intangible assets and/or the incurrence of debt, any of which could have a material adverse effect on our business, financial condition and results of operations. Acquisitions, divestitures or restructuring would involve numerous additional risks including difficulties in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the entry into markets in which we have little or no direct prior experience and the potential loss of key employees. There can be no assurance that we would be successful in overcoming these or any other significant risks encountered.

ITEM 3.  MARKET RISK.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Shareholders on May 26, 1999 ("Annual Meeting"):

    DIRECTORS: Each of the following persons was elected as a director to hold office until the 2000 Annual Meeting of Shareholders or until earlier retirement, resignation or removal.

DIRECTOR'S NAME                                                                              FOR        WITHHELD
--------------------------------------------------------------------------------------  -------------  ----------
Richard D. Farman.....................................................................    152,957,436     319,797
Stanley F. Farrar.....................................................................    152,964,401     312,832
Herman E. Gallegos....................................................................    152,878,840     398,393
Jack L. Hancock.......................................................................    152,959,320     317,913
Richard C. Hartnack...................................................................    152,960,493     316,740
Kaoru Hayama..........................................................................    152,953,388     323,845
Harry W. Low..........................................................................    152,962,819     314,414
Mary S. Metz..........................................................................    152,961,094     316,139
Raymond E. Miles......................................................................    152,955,831     321,402
Takahiro Moriguchi....................................................................    152,970,435     306,798
J. Fernando Niebla....................................................................    152,964,155     313,078
Sidney R. Petersen....................................................................    152,962,578     314,655
Carl W. Robertson.....................................................................    152,949,534     327,699
Yoshihiko Someya......................................................................    152,957,615     319,618
Henry T. Swigert......................................................................    152,958,257     318,976
Tsuneo Wakai..........................................................................    146,567,491   6,709,742
Robert M. Walker......................................................................    152,727,044     550,189
Hiroshi Watanabe......................................................................    152,962,137     315,096
Kenji Yoshizawa.......................................................................    145,711,369   7,565,864

    MANAGEMENT STOCK PLAN: Proposal No. 2 to approve the Year 2000 UnionBanCal Corporation Management Stock Plan received the following votes.

          FOR:                142,916,309
          AGAINST:              6,165,326
          ABSTAIN:                113,537

    AUDITORS: Proposal No. 3 to ratify the selection of Deloitte & Touche LLP as independent auditors of UnionBanCal Corporation received the following votes:

          FOR:                153,184,629
          AGAINST:                 23,108
          ABSTAIN:                 69,496

ITEM 5.  OTHER INFORMATION

    SHAREHOLDER PROPOSALS: Shareholders who expect to present an oral proposal at the 2000 Annual Meeting of Shareholders should notify the Secretary of the Company at 400 California Street, Mail Code 1-001-18, San Francisco, CA 94104 by December 31, 1999. Without such notice, proxy holders appointed by the Board of Directors of the Company will be entitled to exercise their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the proposal in the proxy statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits Index:

   NO.                                                    DESCRIPTION
---------  ----------------------------------------------------------------------------------------------------------
     3.1   Restated Articles of Incorporation of the Registrant, as amended(1)
     3.2   By-laws of the Registrant, as amended January 27, 1999(2)
    10.1   Management Stock Plan. (As restated effective June 1, 1997)*(3)
    10.2   Union Bank of California Deferred Compensation Plan. (January 1, 1997, Restatement, as amended November
             21, 1996)*(4)
    10.3   Union Bank of California Senior Management Bonus Plan. (Effective January 1, 1999)*(5)
    10.4   Richard C. Hartnack Employment Agreement. (Effective January 1, 1998)*(6)
    10.5   Robert M. Walker Employment Agreement. (Effective January 1, 1998)*(6)
    10.6   Union Bank of California Supplemental Executive Retirement Plan. (Effective January 1, 1988) (Amended and
             restated as of January 1, 1997)*(3)
    10.7   Union Bank Executive Wellness Plan. (Effective January 1, 1994)*(7)
    10.8   Union Bank Financial Services Reimbursement Program. (Effective January 1, 1996)*(8)
    10.9   Performance Share Plan. (Effective January 1, 1997)*(3)
    10.10  Service Agreement Between Union Bank of California and The Bank of Tokyo-Mitsubishi Ltd. (Effective
             October 1, 1997)*(3)
    10.11  Management Stock Plan. (As restated effective January 1, 2000)*(5)
    27     Financial Data Schedule(5)

------------------------

(1) Incorporated by reference to Form 10-K for the year ended December 31, 1998.

(2) Incorporated by reference to Form 10-Q for the quarter ended March 31, 1999.

(3) Incorporated by reference to Form 10-K for the year ended December 31, 1997.

(4) Incorporated by reference to Form 10-K for the year ended December 31, 1996.

(5)  Filed herewith.

(6) Incorporated by reference to Form 10-Q for the quarter ended September 30, 1998.

(7) Incorporated by reference to Form 8-K dated April 1, 1996 (filed as exhibit 10.12).

(8) Incorporated by reference to Form 8-K dated April 1, 1996 (filed as exhibit 10.14).

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

                                          Dated: August 9, 1999