Form 10-Q
period 1999-09-30
UNIONBANCAL CORP
filed 1999-11-12
CIK 1011659

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Number of shares of Common Stock outstanding at October 29, 1999:
                                  164,633,635

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                PAGE
                                                               NUMBER
                                                              --------
PART I
FINANCIAL INFORMATION

  Consolidated Financial Highlights.........................      2

  Item 1. Financial Statements:
    Condensed Consolidated Statements of Income.............      4
    Condensed Consolidated Balance Sheets...................      5
    Condensed Consolidated Statements of Changes in
     Shareholders' Equity...................................      6
    Condensed Consolidated Statements of Cash Flows.........      7
    Notes to Condensed Consolidated Financial Statements....      8

  Item 2. Management's Discussion and Analysis:
    Introduction............................................     12
    Summary.................................................     12
    Mission Excel...........................................     15
    Business Segments.......................................     15
    Net Interest Income.....................................     22
    Noninterest Income......................................     25
    Noninterest Expense.....................................     26
    Income Tax Expense......................................     28
    Loans...................................................     28
    Cross-Border Outstandings...............................     29
    Provision for Credit Losses.............................     30
    Allowance for Credit Losses.............................     30
    Nonperforming Assets....................................     34
    Loans 90 Days or More Past Due and Still Accruing.......     35
    Liquidity...............................................     35
    Regulatory Capital......................................     35
    Year 2000...............................................     36
    Forward-looking Statements..............................     39

  Item 3. Market Risk.......................................     42

PART II
OTHER INFORMATION

  Item 4. Other Information.................................     43

  Item 5. Exhibits and Reports on Form 8-K..................     43

  Signatures................................................     44

                         PART I. FINANCIAL INFORMATION
                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                                           PERCENT CHANGE TO
                                                                                                           SEPTEMBER 30, 1999
                                                                FOR THE THREE MONTHS ENDED                       FROM:
                                                      ----------------------------------------------   --------------------------
                                                      SEPTEMBER 30,      JUNE 30,     SEPTEMBER 30,    SEPTEMBER 30,    JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)              1998            1999            1999             1998          1999
----------------------------------------------------  --------------   ------------   --------------   --------------   ---------
RESULTS OF OPERATIONS:
  Net interest income(1)............................   $    337,702    $    348,014    $    360,760          6.83%         3.66%
  Provision for credit losses.......................         10,000          10,000          20,000        100.00%       100.00
  Noninterest income................................        123,925         144,798         148,349         19.71%         2.45
  Noninterest expense, excluding restructuring
    charge..........................................        290,378         307,582         301,291          3.76%        (2.05)
                                                       ------------    ------------    ------------
  Income before restructuring charge and income
    taxes(1)........................................        161,249         175,230         187,818         16.48%         7.18
  Restructuring charge..............................             --              --          85,000            nm            nm
                                                       ------------    ------------    ------------
  Income before income taxes(1).....................        161,249         175,230         102,818        (36.24)%      (41.32)
  Taxable-equivalent adjustment.....................          1,069             851             747        (30.12)%      (12.22)
  Income tax expense................................         11,913          59,652          30,490        155.94%       (48.89)
                                                       ------------    ------------    ------------
  Net income........................................   $    148,267    $    114,727    $     71,581        (51.72)%      (37.61)%
                                                       ============    ============    ============
PER COMMON SHARE:
  Net income--basic.................................   $       0.85    $       0.70    $       0.43        (49.41)%      (38.57)%
  Net income--diluted...............................           0.84            0.69            0.43        (48.81)%      (37.68)
  Pro forma earnings (basic)(2)(3)..................           0.59            0.70            0.77         30.51%        10.00
  Pro forma earnings (diluted)(2)(3)................           0.59            0.69            0.77         30.51%        11.59
  Dividends(4)......................................           0.14            0.19            0.19         35.71%           --
  Book value (end of period)........................          17.04           17.50           17.72          3.99%         1.26
  Common shares outstanding (end of period).........    175,208,037     164,600,997     164,624,258         (6.04)%        0.01
  Weighted average common shares
    outstanding--basic..............................    175,188,084     164,588,227     164,616,369         (6.03)%        0.02
  Weighted average common shares
    outstanding--diluted............................    175,791,963     165,278,828     165,472,346         (5.87)%        0.12
BALANCE SHEET (END OF PERIOD):
  Total assets......................................   $ 31,407,318    $ 32,386,153    $ 32,518,035          3.54%         0.41%
  Total loans.......................................     23,497,845      24,586,658      25,185,682          7.18%         2.44
  Nonperforming assets..............................         81,399          97,449         158,257         94.42%        62.40
  Total deposits....................................     23,663,129      24,133,148      25,175,921          6.39%         4.32
  Common equity.....................................      2,984,950       2,881,137       2,917,583         (2.26)%        1.26
BALANCE SHEET (PERIOD AVERAGE):
  Total assets......................................   $ 30,762,880    $ 31,960,796    $ 32,038,792          4.15%         0.24%
  Total loans.......................................     23,432,772      24,854,844      25,152,550          7.34%         1.20
  Earning assets....................................     27,767,944      28,867,990      29,007,215          4.46%         0.48
  Total deposits....................................     22,571,441      23,348,561      23,926,472          6.00%         2.48
  Common equity.....................................      2,866,497       2,872,991       2,929,140          2.19%         1.95
FINANCIAL RATIOS:
  Return on average assets(5).......................           1.91%           1.44%           0.89%
  Pro forma return on average assets(2)(3)(5).......           1.33            1.44            1.57
  Return on average common equity(5)................          20.52           16.02            9.70
  Pro forma return on average common
    equity(2)(3)(5).................................          14.32           16.02           17.17
  Efficiency ratio(6)...............................          62.97           62.52           76.01
  Pro forma efficiency ratio(3)(6)..................          62.97           62.52           59.32
  Net interest margin(1)............................           4.84            4.84            4.93
  Dividend payout ratio.............................          16.47           27.14           44.19
  Pro forma dividend payout ratio(2)(3).............          23.73           27.14           24.68
  Tangible equity ratio.............................           9.31            8.70            8.78
  Tier 1 risk-based capital ratio...................           9.53           10.05            9.94
  Total risk-based capital ratio....................          11.51           12.00           11.81
  Leverage ratio....................................           9.37            9.94           10.06
  Allowance for credit losses to total loans........           2.02            1.83            1.82
  Allowance for credit losses to nonaccrual loans...         697.19          495.45          295.31
  Net loans charged off to average total loans(5)...           0.21            0.12            0.21
  Nonperforming assets to total loans and foreclosed
    assets..........................................           0.35            0.40            0.63
  Nonperforming assets to total assets..............           0.26            0.30            0.49

------------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) Excludes 3rd Quarter 1998 California Franchise Tax credit of $44.816 million, net of federal tax.
(3) Excludes 3rd Quarter 1999 restructuring charge of $85 million ($55.184 million, net of tax).
(4) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.
(5)  Annualized.
(6) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.3) million in the third quarter of 1998, $(0.2) in the second quarter of 1999, and $(0.7) million in the third quarter of 1999.

nm = not meaningful

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED)
                                  (UNAUDITED)

                                                                      FOR THE NINE MONTHS ENDED
                                                              ------------------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,    PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                      1998             1999         CHANGE
------------------------------------------------------------  --------------   --------------   --------
RESULTS OF OPERATIONS:
  Net interest income(1)....................................   $    983,056     $  1,049,485       6.76%
  Provision for credit losses...............................         45,000           35,000     (22.22)
  Noninterest income........................................        399,949          432,455       8.13
  Noninterest expense, excluding restructuring charge.......        836,178          911,866       9.05
                                                               ------------     ------------
  Income before restructuring charge and income taxes(1)....        501,827          535,074       6.63
  Restructuring charge......................................             --           85,000         nm
                                                               ------------     ------------
  Income before income taxes(1).............................        501,827          450,074     (10.31)
  Taxable-equivalent adjustment.............................          3,417            2,488     (27.19)
  Income tax expense........................................        146,045          142,783      (2.23)
                                                               ------------     ------------
  Net income................................................   $    352,365     $    304,803     (13.50)%
                                                               ============     ============
PER COMMON SHARE:
  Net income--basic.........................................   $       2.01     $       1.83      (8.96)%
  Net income--diluted.......................................           2.01             1.82      (9.45)
  Pro forma earnings (basic)(2)(3)..........................           1.76             2.16      22.73
  Pro forma earnings (diluted)(2)(3)........................           1.75             2.15      22.86
  Dividends(4)..............................................           0.42             0.57      35.71
  Book value (end of period)................................          17.04            17.72       3.99
  Common shares outstanding (end of period).................    175,208,037      164,624,258      (6.04)
  Weighted average common shares outstanding--basic.........    175,090,890      166,983,654      (4.63)
  Weighted average common shares outstanding--diluted.......    175,728,849      167,698,656      (4.57)

BALANCE SHEET (END OF PERIOD):
  Total assets..............................................   $ 31,407,318     $ 32,518,035       3.54%
  Total loans...............................................     23,497,845       25,185,682       7.18
  Nonperforming assets......................................         81,399          158,257      94.42
  Total deposits............................................     23,663,129       25,175,921       6.39
  Common equity.............................................      2,984,950        2,917,583      (2.26)

BALANCE SHEET (PERIOD AVERAGE):
  Total assets..............................................   $ 30,130,893     $ 31,910,097       5.90%
  Total loans...............................................     22,916,992       24,765,902       8.07
  Earning assets............................................     27,002,879       28,832,723       6.78
  Total deposits............................................     22,386,160       23,529,262       5.11
  Common equity.............................................      2,792,727        2,931,922       4.98

FINANCIAL RATIOS:
  Return on average assets(5)...............................           1.56%            1.28%
  Pro forma return on average assets(2)(3)(5)...............           1.36             1.51
  Return on average common equity(5)........................          16.87            13.90
  Pro forma return on average common equity(2)(3)(5)........          14.72            16.42
  Efficiency ratio(6).......................................          60.51            67.35
  Pro forma efficiency ratio(3)(6)..........................          60.51            61.62
  Net interest margin(1)....................................           4.86             4.86
  Dividend payout ratio.....................................          20.90            31.15
  Pro forma dividend payout ratio(2)(3).....................          23.86            26.39
  Tangible equity ratio.....................................           9.31             8.78
  Tier 1 risk-based capital ratio...........................           9.53             9.94
  Total risk-based capital ratio............................          11.51            11.81
  Leverage ratio............................................           9.37            10.06
  Allowance for credit losses to total loans................           2.02             1.82
  Allowance for credit losses to nonaccrual loans...........         697.19           295.31
  Net loans charged off to average total loans(5)...........           0.12             0.20
  Nonperforming assets to total loans and foreclosed
    assets..................................................           0.35             0.63
  Nonperforming assets to total assets......................           0.26             0.49

------------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)  Excludes 3rd Quarter 1998 California Franchise Tax credit of
    $44.816 million, net of federal tax.
(3)  Excludes 3rd Quarter 1999 restructuring charge of $85 million
    ($55.184 million, net of tax).
(4) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.
(5)  Annualized.
(6) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.7) million and $(1.3) million for the first nine months of 1998 and 1999, respectively.

nm = not meaningful

ITEM 1.  FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                              -----------------------   ---------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                   1998           1999        1998             1999
------------------------------------------------------------  --------       --------   ----------       ----------
INTEREST INCOME
  Loans.....................................................  $468,199       $487,968   $1,365,285       $1,404,318
  Securities................................................    53,559         50,820      145,390          161,851
  Interest bearing deposits in banks........................     2,769          2,786       14,187            9,042
  Federal funds sold and securities purchased under resale
    agreements..............................................     4,074          2,345       11,784            5,237
  Trading account assets....................................     7,372          3,087       19,976            9,489
                                                              --------       --------   ----------       ----------
      Total interest income.................................   535,973        547,006    1,556,622        1,589,937
                                                              --------       --------   ----------       ----------
INTEREST EXPENSE
  Domestic deposits.........................................   118,847        111,074      353,283          318,740
  Foreign deposits..........................................    20,805         18,233       66,455           52,046
  Federal funds purchased and securities sold under
    repurchase agreements...................................    26,051         16,493       59,667           57,368
  Commercial paper..........................................    24,257         19,572       67,719           56,766
  Subordinated capital notes................................     4,797          4,240       15,883           12,385
  UnionBanCal Corporation--obligated mandatorily redeemable
    preferred securities of subsidiary grantor trust........        --          7,093           --           17,476
  Other borrowed funds......................................     4,583         10,288       13,976           28,159
                                                              --------       --------   ----------       ----------
      Total interest expense................................   199,340        186,993      576,983          542,940
                                                              --------       --------   ----------       ----------
NET INTEREST INCOME.........................................   336,633        360,013      979,639        1,046,997
  Provision for credit losses...............................    10,000         20,000       45,000           35,000
                                                              --------       --------   ----------       ----------
      Net interest income after provision for credit
        losses..............................................   326,633        340,013      934,639        1,011,997
                                                              --------       --------   ----------       ----------
NONINTEREST INCOME
  Service charges on deposit accounts.......................    35,709         45,401      101,288          127,981
  Trust and investment management fees......................    30,777         36,353       88,806          102,607
  International commissions and fees........................    17,951         17,475       54,516           53,186
  Merchant transaction processing fees......................    14,871         18,598       42,988           51,256
  Merchant banking fees.....................................     6,095         10,946       24,083           27,561
  Brokerage commissions and fees............................     4,723          7,148       14,188           18,825
  Securities gains, net.....................................       653          2,004        5,579            3,899
  Other.....................................................    13,146         10,424       68,501           47,140
                                                              --------       --------   ----------       ----------
      Total noninterest income..............................   123,925        148,349      399,949          432,455
                                                              --------       --------   ----------       ----------
NONINTEREST EXPENSE
  Salaries and employee benefits............................   159,680        165,458      459,592          500,140
  Net occupancy.............................................    23,590         22,895       67,294           67,273
  Equipment.................................................    14,039         19,389       41,842           49,405
  Merchant transaction processing...........................    11,415         12,905       33,008           37,773
  Professional services.....................................     9,285          8,440       25,186           29,426
  Communications............................................     9,834         10,666       31,515           31,217
  Data processing...........................................     7,327          7,797       20,462           23,459
  Advertising and public relations..........................     8,066          7,845       22,419           23,341
  Foreclosed asset income...................................      (325)          (703)        (746)          (1,256)
  Restructuring charge......................................        --         85,000           --           85,000
  Other.....................................................    47,467         46,599      135,606          151,088
                                                              --------       --------   ----------       ----------
      Total noninterest expense.............................   290,378        386,291      836,178          996,866
                                                              --------       --------   ----------       ----------
  Income before income taxes................................   160,180        102,071      498,410          447,586
  Income tax expense........................................    11,913         30,490      146,045          142,783
                                                              --------       --------   ----------       ----------
NET INCOME..................................................  $148,267       $ 71,581   $  352,365       $  304,803
                                                              ========       ========   ==========       ==========
NET INCOME PER COMMON SHARE--BASIC..........................  $   0.85       $   0.43   $     2.01       $     1.83
                                                              ========       ========   ==========       ==========
NET INCOME PER COMMON SHARE--DILUTED........................  $   0.84       $   0.43   $     2.01       $     1.82
                                                              ========       ========   ==========       ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC...........   175,188        164,616      175,091          166,984
                                                              ========       ========   ==========       ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED.........   175,792        165,472      175,729          167,699
                                                              ========       ========   ==========       ==========

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               (UNAUDITED)                      (UNAUDITED)
                                                              SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                             1998            1998             1999
------------------------------------------------------------  --------------   -------------   --------------
ASSETS
Cash and due from banks.....................................   $ 2,211,595      $ 2,135,380     $ 2,209,694
Interest bearing deposits in banks..........................       133,165          209,568         194,535
Federal funds sold and securities purchased under resale
  agreements................................................       629,784          333,530         371,523
                                                               -----------      -----------     -----------
    Total cash and cash equivalents.........................     2,974,544        2,678,478       2,775,752
Trading account assets......................................       357,515          267,718         245,762
Securities available for sale...............................     3,200,376        3,638,532       3,096,494
Securities held to maturity (market value: September 30,
  1998, $165,807; December 31, 1998, $163,244;
  September 30, 1999, $86,611)..............................       162,018          160,513          87,221
Loans (net of allowance for credit losses: September 30,
  1998, $473,717; December 31, 1998, $459,328;
  September 30, 1999, $457,429).............................    23,024,128       23,836,783      24,728,253
Due from customers on acceptances...........................       464,581          489,480         272,009
Premises and equipment, net.................................       407,863          421,091         437,083
Other assets................................................       816,293          783,721         875,461
                                                               -----------      -----------     -----------
    Total assets............................................   $31,407,318      $32,276,316     $32,518,035
                                                               ===========      ===========     ===========
LIABILITIES
Domestic deposits:
  Noninterest bearing.......................................   $ 9,427,080      $ 9,919,316     $ 9,484,156
  Interest bearing..........................................    12,379,167       12,609,565      13,667,733
Foreign deposits:
  Noninterest bearing.......................................       247,038          260,089         270,765
  Interest bearing..........................................     1,609,844        1,718,909       1,753,267
                                                               -----------      -----------     -----------
    Total deposits..........................................    23,663,129       24,507,879      25,175,921

Federal funds purchased and securities sold under repurchase
  agreements................................................     1,574,163        1,307,744         651,170
Commercial paper............................................     1,417,077        1,444,745       1,479,939
Other borrowed funds........................................       339,340          331,165         629,891
Acceptances outstanding.....................................       464,581          489,480         272,009
Other liabilities...........................................       666,078          839,059         743,522
Subordinated capital notes..................................       298,000          298,000         298,000
UnionBanCal Corporation--obligated mandatorily redeemable
  preferred securities of subsidiary grantor trust..........            --               --         350,000
                                                               -----------      -----------     -----------
    Total liabilities.......................................    28,422,368       29,218,072      29,600,452
                                                               -----------      -----------     -----------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock:
  Authorized 5,000,000 shares, no shares issued or
    outstanding as of September 30, 1998, December 31, 1998,
    and September 30, 1999..................................            --               --              --
Common stock--no stated value:
  Authorized 300,000,000 shares, issued 175,208,037 shares
    as of September 30, 1998, 175,259,919 shares as of
    December 31, 1998, and 164,624,258 shares as of
    September 30, 1999......................................     1,722,552        1,725,619       1,416,680
Retained earnings...........................................     1,233,068        1,314,915       1,528,546
Accumulated other comprehensive income (loss)...............        29,330           17,710         (27,643)
                                                               -----------      -----------     -----------
    Total shareholders' equity..............................     2,984,950        3,058,244       2,917,583
                                                               -----------      -----------     -----------
    Total liabilities and shareholders' equity..............   $31,407,318      $32,276,316     $32,518,035
                                                               ===========      ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                   ---------------------------------------------
(DOLLARS IN THOUSANDS)                                     1998                    1999
-------------------------------------------------  ---------------------   ---------------------
COMMON STOCK
Balance, beginning of period.....................  $1,714,209              $1,725,619
Dividend reinvestment plan.......................          16                      39
Deferred compensation--restricted stock awards...       5,498                     (78)
Stock options exercised..........................       2,829                   2,638
Common stock repurchased.........................          --                (311,538)
                                                   ----------              ----------
  Balance, end of period.........................  $1,722,552              $1,416,680
                                                   ----------              ----------
RETAINED EARNINGS
Balance, beginning of period.....................  $  957,662              $1,314,915
Net income.......................................     352,365   $352,365      304,803   $304,803
Dividends on common stock(1).....................     (73,632)                (93,820)
Deferred compensation--restricted stock awards...      (3,327)                  2,648
                                                   ----------              ----------
  Balance, end of period.........................  $1,233,068              $1,528,546
                                                   ----------              ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period.....................  $    7,428              $   17,710
Unrealized holding gains (losses) arising during
  the period on securities available for sale,
  net of tax expense (benefit) of $15,766 and
  $(26,878) in the first nine months of 1998 and
  1999, respectively.............................                 25,612                 (43,391)
Less: reclassification adjustment for gains on
  securities available for sale included in net
  income, net of tax expense of $1,960 and $1,491
  in the first nine months of 1998 and 1999,
  respectively...................................                 (3,619)                 (2,408)
                                                                --------                --------
Net unrealized losses on securities available for
  sale...........................................                 21,993                 (45,799)
Foreign currency translation adjustment, net of
  tax benefit of $62 and $138 in the first nine
  months of 1998 and 1999, respectively..........                    (91)                   (223)
Minimum pension liability adjustment, net of tax
  expense of $373 in the first nine months of
  1999...........................................                     --                     669
                                                                --------                --------
Other comprehensive income (loss)................      21,902     21,902      (45,353)   (45,353)
                                                   ----------   --------   ----------   --------
Total comprehensive income.......................               $374,267                $259,450
                                                                ========                ========
  Balance, end of period.........................  $   29,330              $  (27,643)
                                                   ==========              ==========
    TOTAL SHAREHOLDERS' EQUITY...................  $2,984,950              $2,917,583
                                                   ==========              ==========

------------------------

(1) Dividends per share were $0.42 and $0.57 for the first nine months of 1998 and 1999, respectively. Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                              ------------------------
(DOLLARS IN THOUSANDS)                                           1998          1999
------------------------------------------------------------  -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   352,365   $  304,803
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for credit losses.............................       45,000       35,000
    Depreciation, amortization and accretion................       50,528       58,424
    Provision (benefit) for deferred income taxes...........        7,409      (17,555)
    Gain on sales of securities available for sale..........       (5,579)      (3,899)
    Merger and integration costs less than cash utilized....      (12,350)      (2,382)
    Restructuring charge in excess of cash utilized.........           --       82,577
    Net decrease in trading account assets..................       36,798       21,956
    Other, net..............................................      (24,839)    (200,671)
                                                              -----------   ----------
    Total adjustments.......................................       96,967      (26,550)
                                                              -----------   ----------
  Net cash provided by operating activities.................      449,332      278,253
                                                              -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale......      418,456      203,084
  Proceeds from matured and called securities available for
    sale....................................................      196,358      636,916
  Purchases of securities available for sale................   (1,253,529)    (364,440)
  Proceeds from matured and called securities held to
    maturity................................................       26,960       73,475
  Net increase in loans.....................................     (797,343)    (956,464)
  Other, net................................................      (42,032)     (67,867)
                                                              -----------   ----------
    Net cash used by investing activities...................   (1,451,130)    (475,296)
                                                              -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..................................      366,755      668,042
  Net increase (decrease) in federal funds purchased and
    securities sold under repurchase agreements.............      238,279     (656,574)
  Net increase in commercial paper and other borrowed
    funds...................................................      313,832      333,920
  Maturity and redemption of subordinated debt..............      (50,000)          --
  Common stock repurchased..................................           --     (311,538)
  Proceeds from issuance of UnionBanCal
    Corporation--obligated mandatorily redeemable preferred
    securities of subsidiary grantor trust..................           --      350,000
  Dividends paid............................................      (73,631)     (95,840)
  Other, net................................................        2,471        2,454
                                                              -----------   ----------
    Net cash provided by financing activities...............      797,706      290,464
                                                              -----------   ----------
Net increase (decrease) in cash and cash equivalents........     (204,092)      93,421
Cash and cash equivalents at beginning of period............    3,199,455    2,678,478
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (20,819)       3,853
                                                              -----------   ----------
Cash and cash equivalents at end of period..................  $ 2,974,544   $2,775,752
                                                              ===========   ==========
CASH PAID DURING THE PERIOD FOR:
  Interest..................................................  $   588,487   $  508,921
  Income taxes..............................................      189,411       75,180
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Loans transferred to foreclosed assets (OREO).............  $    13,882   $    5,039
  Dividends declared but unpaid.............................       24,529       31,279

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

    The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the disclosures necessary for annual financial statements in conformity with GAAP. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998. The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

    Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings. In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. Management believes that, depending upon the accumulated net gain or loss of the effective portion of cash flow hedges at the date of adoption, the impact of SFAS No. 133 could have a material impact on other comprehensive income. However, management believes that any ineffective portion of cash flow hedges or any other hedges will not have a material impact on the Company's financial position or results of operations. The Company expects to adopt SFAS No. 133 as of January 1, 2001.

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

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 3--EARNINGS PER SHARE (CONTINUED)

equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months and nine months ended September 30, 1998 and 1999:

                                                   THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                               -----------------------------------------   -----------------------------------------
                                                      1998                  1999                  1998                  1999
                                               -------------------   -------------------   -------------------   -------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)   BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED
---------------------------------------------  --------   --------   --------   --------   --------   --------   --------   --------
Net Income.............................        $148,267   $148,267   $ 71,581   $ 71,581   $352,365   $352,365   $304,803   $304,803
                                               ========   ========   ========   ========   ========   ========   ========   ========
Weighted average common shares outstanding...   175,188    175,188    164,616    164,616    175,091    175,091    166,984    166,984
Additional shares due to:
  Assumed conversion of dilutive stock
    options............................              --        604         --        856         --        638         --        715
                                               --------   --------   --------   --------   --------   --------   --------   --------
Adjusted weighted average common shares
  outstanding..........................         175,188    175,792    164,616    165,472    175,091    175,729    166,984    167,699
                                               ========   ========   ========   ========   ========   ========   ========   ========
Net income per share...................        $   0.85   $   0.84   $   0.43   $   0.43   $   2.01   $   2.01   $   1.83   $   1.82
                                               ========   ========   ========   ========   ========   ========   ========   ========

NOTE 4--COMPREHENSIVE INCOME

   The following table presents a summary of the components of accumulated other comprehensive income (loss):

                                         NET
                                  UNREALIZED GAINS
                                     (LOSSES) ON               FOREIGN                                        ACCUMULATED
                                     SECURITIES               CURRENCY             MINIMUM PENSION        OTHER COMPREHENSIVE
                                 AVAILABLE FOR SALE          TRANSLATION        LIABILITY ADJUSTMENT         INCOME (LOSS)
                                ---------------------   ---------------------   ---------------------   -----------------------
                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                -----------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)            1998        1999        1998        1999        1998        1999        1998         1999
------------------------------  ---------   ---------   ---------   ---------   ---------   ---------   ---------   -----------
Beginning balance.............   $19,886    $ 29,109    $(12,458)    $(9,651)    $   --      $(1,748)    $ 7,428     $ 17,710
Change during the period......    21,993     (45,799)        (91)       (223)        --          669      21,902      (45,353)
                                 -------    --------    --------     -------     ------      -------     -------     --------
Ending balance................   $41,879    $(16,690)   $(12,549)    $(9,874)    $   --      $(1,079)    $29,330     $(27,643)
                                 =======    ========    ========     =======     ======      =======     =======     ========

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 5--BUSINESS SEGMENTS (CONTINUED)

- The Global Markets Group manages the Company's securities portfolio, trading operations, wholesale funding needs, and interest rate and liquidity risk.

    The information set forth in the tables that follow reflect selected income statement items and a selected balance sheet item by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

    During the third quarter of 1999, the Company adopted a risk-adjusted return on capital (RAROC) methodology. As a result, all prior periods have been restated to reflect the change.

    "Other" is comprised of goodwill, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent amounts, the unallocated allowance and related provision for credit losses, the earnings associated with the unallocated equity capital, the residual costs of support groups, and restructuring charges. In addition, it includes two units, the Credit and Compliance Group, which manages nonperforming assets, and the Pacific Rim Corporate Group, which offers financial products to Asian-owned subsidiaries located in the U.S. On an individual basis, none of the items in "Other" are significant to our business.

                                                                                                                   TRUST AND
                                                                      COMMERCIAL                                    PRIVATE
                                                 COMMUNITY             FINANCIAL           INTERNATIONAL           FINANCIAL
                                               BANKING GROUP        SERVICES GROUP         BANKING GROUP           SERVICES
                                            -------------------   -------------------   -------------------   -------------------
                                                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------------------------------------------------------------
                                              1998       1999       1998       1999       1998       1999       1998       1999
                                            --------   --------   --------   --------   --------   --------   --------   --------
RESULTS OF OPERATIONS (DOLLARS IN
  THOUSANDS):
Total revenue(1)..........................  $204,256   $223,154   $136,567   $173,247   $30,536    $27,557    $53,090    $60,372
Net income (loss).........................  $ 26,449   $ 33,612   $ 34,649   $ 55,926   $ 6,109    $ 4,680    $ 9,856    $11,542
Total assets at period end (dollars
  in millions)............................  $  9,913   $  9,816   $ 12,634   $ 15,104   $ 1,616    $ 1,358    $   634    $   954

                                                                    GLOBAL                                    UNIONBANCAL
                                                                 MARKETS GROUP             OTHER              CORPORATION
                                                              -------------------   -------------------   -------------------
                                                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                              ---------------------------------------------------------------
                                                                1998       1999       1998       1999       1998       1999
                                                              --------   --------   --------   --------   --------   --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Total revenue(1)............................................  $17,978    $15,869    $18,131    $  8,163   $460,558   $508,362
Net income (loss)...........................................  $ 5,468    $ 5,351    $65,736    $(39,530)  $148,267   $ 71,581
Total assets at period end (dollars in millions)............  $ 4,326    $ 3,566    $ 2,284    $  1,720   $ 31,407   $ 32,518

------------------------------

(1)  Total revenue is comprised of net interest income and noninterest income.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 5--BUSINESS SEGMENTS (CONTINUED)

                                                                      COMMERCIAL
                                                 COMMUNITY             FINANCIAL           INTERNATIONAL       TRUST AND PRIVATE
                                               BANKING GROUP        SERVICES GROUP         BANKING GROUP      FINANCIAL SERVICES
                                            -------------------   -------------------   -------------------   -------------------
                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------------------------------------------------------------
                                              1998       1999       1998       1999       1998       1999       1998       1999
                                            --------   --------   --------   --------   --------   --------   --------   --------
RESULTS OF OPERATIONS (DOLLARS IN
  THOUSANDS):
Total revenue (1).........................  $622,423   $643,138   $413,164   $494,344   $92,490    $87,545    $150,212   $169,290
Net income (loss).........................  $ 85,059   $ 86,916   $111,387   $153,007   $18,096    $15,456    $ 25,802   $ 27,973

                                                                    GLOBAL                                      UNIONBANCAL
                                                                 MARKETS GROUP             OTHER                CORPORATION
                                                              -------------------   -------------------   -----------------------
                                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------------------------------------------
                                                                1998       1999       1998       1999        1998         1999
                                                              --------   --------   --------   --------   ----------   ----------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Total revenue(1)............................................  $50,730    $53,004    $50,569    $32,131    $1,379,588   $1,479,452
Net income (loss)...........................................  $14,484    $18,225    $97,537    $ 3,226    $  352,365   $  304,803

------------------------------

(1)  Total revenue is comprised of net interest income and noninterest income.

NOTE 6--RESTRUCTURING CHARGE

   A restructuring charge of $85 million was recorded in the third quarter of 1999. The restructuring charge was incurred in connection with a company-wide project referred to as "Mission Excel". Mission Excel is an initiative to slow the rate of growth of expenses, increase sustainable growth in revenues, and increase productivity through elimination of unnecessary or duplicate functions. The restructuring charge includes only direct and incremental costs associated with the project. The table below provides details of the restructuring related liability.

    Personnel expense consists of severance and related benefits to be paid under the Company's enhanced severance plans. At the completion of Mission Excel, the Company expects to terminate 1,400 employees. As of September 30, 1999, 247 employees were terminated under the separation plan. Occupancy and other consists of lease termination costs and professional services costs incurred during the assessment phase of the project.

                                                              PERSONNEL   OCCUPANCY
                                                               EXPENSE    AND OTHER    TOTAL
                                                              ---------   ---------   --------
Balances at June 30, 1999...................................   $    --     $    --    $    --
Restructuring charge........................................    70,000      15,000     85,000
Utilization.................................................     2,404          76      2,480
Balances at September 30, 1999..............................   $67,596     $14,924    $82,520

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED. FOR A DISCUSSION OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER, PLEASE SEE THE DISCUSSION CONTAINED HEREIN ON PAGE 39 AND IN OUR PUBLICLY AVAILABLE SECURITIES AND EXCHANGE COMMISSION FILINGS AND PRESS RELEASES.

INTRODUCTION

    We are a California-based commercial bank holding company with consolidated assets of $32.5 billion at September 30, 1999. Our wholly-owned subsidiary, Union Bank of California, N.A., is the third largest commercial bank in California, based on total assets and total deposits in California, and one of the 30 largest commercial banks in the United States. At September 30, 1999, we operated 241 banking offices in California, 6 banking offices in Oregon and Washington, and 18 overseas facilities. At September 30, 1999, we were
64 percent owned by The Bank of Tokyo-Mitsubishi, Ltd. and 36 percent owned by other shareholders.

    Our interim financial information should be read in conjunction with our Form 10-K for the year ended December 31, 1998. Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

    To facilitate the discussion of the results of operations, the Consolidated Financial Highlights on pages 2 and 3 include certain pro forma earnings disclosures and ratios. These presentations supplement the Consolidated Statements of Income on page 4, which are prepared in accordance with generally accepted accounting principles (GAAP), primarily with respect to the treatment of the restructuring charge recorded in the third quarter of 1999 and the reduction in California Franchise Tax liability recognized in the third quarter of 1998. We believe that it is meaningful to understand the operating results and trends excluding these expenses and, therefore in the discussions that follow, we have presented our income before restructuring charge and income taxes and related pro form ratios and per share calculations.

SUMMARY

    COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

    Reported net income was $148.3 million, or $0.84 per diluted common share, in the third quarter of 1998, compared with $71.6 million, or $0.43 per diluted common share, in the third quarter of 1999. Excluding the effects of the $85 million restructuring charge ($55.2 million net of tax), which was recorded in the third quarter of 1999, and the effects of the $44.8 million in reduced California Franchise Tax liabilities, which was recorded in the third quarter of 1998, pro forma net earnings were $103.5 million, or $0.59 per diluted common share, in the third quarter of 1998, compared to $126.8 million, or $0.77 per diluted common share, in the third quarter of 1999. This increase in pro forma diluted earnings per share of 31 percent over the third quarter of 1998 was due to a $24.4 million, or 20 percent, increase in noninterest income, a $23.1 million, or 7 percent, increase in net interest income (on a taxable-equivalent basis), and a 3 percentage point decrease in the effective tax rate, partially offset by a $10.0 million increase in provision for credit losses and a $10.9 million, or 4 percent, increase in noninterest expense. Other highlights of the third quarter of 1999 include:

    - Net interest income, on a taxable-equivalent basis, was $360.8 million in the third quarter of 1999, an increase of $23.1 million, or 7 percent, over the third quarter of 1998. Net interest margin in the third quarter of 1999 was 4.93 percent, an increase of 9 basis points from the third quarter of 1998.

    - Noninterest income was $148.3 million in the third quarter of 1999, an increase of $24.4 million, or 20 percent, from the third quarter of 1998. Service charges on deposit accounts grew

       $9.7 million, or 27 percent, trust and investment management fees rose $5.6 million, or 18 percent, merchant transaction processing fees increased $3.7 million, or 25 percent, and brokerage commissions and fees increased $2.4 million, or 51 percent. These increases were partially offset by a decrease in other noninterest income of $2.7 million, or 21 percent.

    - A provision for credit losses of $10.0 million was recorded in the third quarter of 1998, compared with $20.0 million in the third quarter of 1999. This resulted from management's regular assessment of overall credit quality, loan portfolio composition and growth and economic conditions in relation to the level of the allowance for credit losses. The allowance for credit losses was $473.7 million, or 697 percent of total nonaccrual loans, at September 30, 1998, compared with $457.4 million, or 295 percent of total nonaccrual loans, at September 30, 1999.

    - Noninterest expense (excluding the restructuring charge) was $301.3 million in the third quarter of 1999, an increase of $10.9 million, or 4 percent, over the third quarter of 1998. Personnel-related expense increased $5.8 million, or 4 percent, equipment expense increased $5.4 million, or 38 percent, merchant transaction processing fees increased $1.5 million, or 13 percent, communications expense increased $0.8 million, or 8 percent, partially offset by decreased printing and office supplies expense of $1.2 million, or 19 percent, lower professional services expense of $0.8 million, or 9 percent and lower net occupancy expense of $0.7 million, or 3 percent.

    - Our pro forma effective tax rate for the third quarter of 1998 was 35%, (7% including the effect of the tax adjustment discussed above), compared with 32% (30% excluding the effect of the restructuring charge) for the third quarter of 1999. The 1998 third quarter adjustment reflected a $44.8 million reduction in our California Franchise Tax liability for tax years 1997 and 1998 arising from the filing of a tax return on a worldwide unitary reporting basis that incorporates the results of our majority shareholder, The Bank of Tokyo-Mitsubishi, Ltd. and its worldwide affiliates. The effective tax rate in the third quarter of 1999, compared to the pro forma 1998 rate for the same period is lower due to a $4.4 million tax benefit resulting from a California Franchise Tax Board audit settlement.

    - Reported return on average assets was .89 percent and return on average common equity was 9.70 percent for the quarter ending September 30, 1999. In the third quarter of 1999, our pro forma return on average assets increased to 1.57 percent from 1.33 percent a year earlier, and our pro forma return on average common equity increased to 17.17 percent from
       14.32 percent a year earlier.

    - Total loans at September 30, 1999 were $25.2 billion, an increase of $1.7 billion, or 7 percent, over September 30, 1998.

    - Nonperforming assets increased $76.9 million, or 94 percent, from September 30, 1998 to $158.3 million at September 30, 1999. Nonperforming assets as a percentage of total assets increased to 0.49 percent at September 30, 1999, compared with 0.26 percent one year earlier. Total nonaccrual loans were $67.9 million at September 30, 1998, compared with $154.9 million at September 30, 1999, resulting in an increase in the ratio of nonaccrual loans to total loans from 0.29 percent at September 30, 1998 to 0.62 percent at September 30, 1999.

    -  Our Tier 1 and total risk-based capital ratios were 9.53 percent and
       11.51 percent, respectively, at September 30, 1998, compared with
       9.94 percent and 11.81 percent, respectively, at September 30, 1999. Our leverage ratio was 9.37 percent at September 30, 1998 compared with
       10.06 percent at September 30, 1999.

    COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

    Reported net income was $352.4 million, or $2.01 per diluted common share, for the first nine months of 1998, compared with $304.8 million, or $1.82 per diluted common share, for the first nine months of 1999. Excluding the previously discussed effects of the $85 million restructuring charge
($55.2 million net of tax), which was recorded in the third quarter of 1999, and the effects of the $44.8 million in reduced California Franchise Tax liabilities (related to tax years 1997 and 1998, $29.2 million and $15.6 million, respectively), which was recorded in the third quarter of 1998, pro forma net earnings were $307.5 million, or $1.75 per diluted common share, for the first nine months of 1998, compared to $360.0 million, or $2.15 per diluted common share, for the first nine months of 1999. This increase in pro forma diluted earnings per share of 23 percent over the first nine months of 1998 was due to a $66.4 million, or 7 percent, increase in net interest income, a $32.5 million, or 8 percent, increase in noninterest income, a $10.0 million, or 22 percent, decrease in the provision for credit losses, and a 2.8 percentage point decrease in the pro forma effective income tax rate, partially offset by a $75.7 million, or 9 percent, increase in noninterest expense. Other highlights from the first nine months of 1999 include:

    - Net interest income, on a taxable-equivalent basis, was $1,049.5 million for the first nine months of 1999, an increase of $66.4 million, or 7 percent, over the first nine months of 1998. Net interest margin for the first nine months of 1999 was 4.86 percent, consistent with the first nine months of 1998.

    - Noninterest income was $432.5 million for the first nine months of 1999, an increase of $32.5 million, or 8 percent, over the first nine months of 1998. Excluding a $17.1 million pre-tax gain ($10.3 million after tax) from the sale of our $253 million credit card portfolio in April 1998, noninterest income increased $49.6 million, or 13 percent, over the first nine months of 1998. Service charges on deposit accounts grew
       $26.7 million, or 26 percent, trust and investment management fees increased $13.8 million, or 16 percent, merchant transaction processing fees increased $8.3 million, or 19 percent, and brokerage commissions and fees increased $4.6 million, or 33 percent. These increases were partially offset by a decrease in other noninterest income (excluding the $17.1 million impact of the credit card portfolio sale) of $4.3 million, or 8 percent, and a decrease in net securities gain of $1.7 million, or 30 percent.

    - A provision for credit losses of $35.0 million was recorded for the first nine months of 1999, compared with $45.0 million for the first nine months of 1998. This resulted from management's regular assessment of overall credit quality, loan portfolio composition and growth and economic conditions in relation to the level of the allowance for credit losses.

    - Noninterest expense, excluding the restructuring charge, was $911.9 million for the first nine months of 1999, an increase of $75.7 million, or 9 percent, over the first nine months of 1998. Personnel-related expense increased $40.5 million, or 9 percent, equipment expense increased $7.6 million, or 18 percent, merchant transaction processing fees increased $4.8 million, or 14 percent, data processing expense increased $3.0 million, or 15 percent, advertising and public relations expenses increased $0.9 million, or 4 percent, and other noninterest expense increased $15.5 million, or 11 percent.

    - Our pro forma effective tax rate for the first nine months of 1998 was 35 percent (excluding the effects of California Franchise Tax liability reduction discussed above), compared with 32 percent for the first nine months of 1999. In March of 1999, we recognized a tax benefit of $6.3 million as the result of an Internal Revenue Service (IRS) settlement of refund claims we filed for the years 1992 through 1994 and in September 1999, we recognized a tax benefit of $4.4 million as the result of the California Franchise Tax board audit settlement discussed above. Excluding the combined $10.7 million in tax benefits, our effective tax rate would have been 34 percent for the first nine months of 1999.

    - Reported return on average assets for the first nine months of 1999 was 1.28%, while reported return on average common equity for the same period was 13.90%. Our pro forma return on average assets for the first nine months of 1999 increased to 1.51 percent, compared to 1.36 percent for the first nine months of 1998. Our pro forma return on average common equity for the first nine months of 1999 increased to 16.42 percent, compared to 14.72 percent for the first nine months of 1998.

MISSION EXCEL

    During the second quarter of 1999 we began a project, which we refer to as "Mission Excel." Mission Excel is a company-wide initiative to slow the rate of growth of our expenses, increase sustainable growth in our revenues, and increase productivity through elimination of unnecessary or duplicate functions. The goal of this project is to help us achieve an efficiency ratio of 54% to 56% by the fourth quarter 2000. Project Mission Excel has been a full-time effort on the part of many of our most senior staff who solicited and reviewed all ideas submitted.

    The first phase of the Mission Excel project was the development of an implementation plan. The implementation plan was finalized and approved by our Board of Directors on August 13, 1999. Implementation of the Mission Excel project, which will be overseen by dedicated senior staff, is expected to be complete in the first quarter of 2001.

    In connection with Mission Excel, we incurred an $85 million restructuring charge in the third quarter of 1999. The charge consists of $70 million in personnel expense for an estimated 1,400 employees to be terminated under the plan. The remaining $15 million relates to lease termination costs for eight facilities that will be vacated and professional services cost incurred in connection with Mission Excel. The projected annualized financial impact (pre-tax) of Mission Excel is expected to be $225 million, which is comprised of $90 million of additional revenues and $135 million of reduced expenses.

    At the completion of the plan, we expect to terminate approximately 1,400 employees. During the period from August 16, 1999 to September 30, 1999, 247 employees were terminated under our separation plan.

    The following table presents the restructuring liability for the period, the cash and noncash utilization of the liability, and the resulting balance as of September 30, 1999.

                                                               TOTAL
                                                              --------
Balance at June 30, 1999....................................  $    --
Restructuring charge........................................   85,000
Utilization for the period:
  Cash......................................................    2,423
  Noncash...................................................       57
                                                              -------
Balance at September 30, 1999...............................  $82,520

BUSINESS SEGMENTS

    We segregate our operations into five primary business units for the purpose of management reporting: Community Banking Group, Commercial Financial Services Group, International Banking Group, Trust and Private Financial Services Group and Global Markets Group.

    During 1999, we introduced a new method for measuring the contribution provided by each of our business units. The Risk Adjusted Return on Capital (RAROC) methodology seeks to attribute economic capital to business units consistent with the level of risk they assume. These risks are primarily credit risk, market risk and operational risk. Credit risk is the potential loss in economic value due to the likelihood that the obligor will not perform as agreed. Market risk is the potential loss in fair value due to changes in interest rates, currency rates and volatilities. Operational risk is the potential loss due to failures in internal controls, system failures, or external events.

    The following table reflects the condensed income statements, selected balance sheet items and selected financial ratios for each of our primary business units. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

    The significant changes in the RAROC measurement methodology concern the recognition of credit expense for expected losses arising from credit risk and the attribution of economic capital related to unexpected losses arising from credit, market and operational risks. Business unit results are based on an internal management reporting system used by management to measure the performance of the units and UnionBanCal as a whole. The management reporting system identifies balance sheet and income statement items to each business unit based on internal management accounting policies. Net interest income is determined using our internal funds transfer pricing system, which assigns a cost of funds to assets or a credit for funds to liabilities and capital based on their type, maturity or repricing characteristics. Noninterest income and expense directly or indirectly attributable to a business unit are assigned to that business.

    We have restated the business units' results for the prior periods to reflect the new RAROC methodology, as well as any reorganizational changes that have occurred.

                                                                                                                   TRUST AND
                                                                      COMMERCIAL                                    PRIVATE
                                                 COMMUNITY             FINANCIAL           INTERNATIONAL           FINANCIAL
                                               BANKING GROUP        SERVICES GROUP         BANKING GROUP        SERVICES GROUP
                                            -------------------   -------------------   -------------------   -------------------
                                                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------------------------------------------------------------
                                              1998       1999       1998       1999       1998       1999       1998       1999
                                            --------   --------   --------   --------   --------   --------   --------   --------
RESULTS OF OPERATIONS (DOLLARS IN
  THOUSANDS):
  Net interest income.....................  $161,003   $171,976   $116,911   $143,059   $14,170    $11,644    $13,310    $15,296
  Noninterest income......................    43,253     51,178     19,656     30,188    16,366     15,913     39,780     45,076
                                            --------   --------   --------   --------   -------    -------    -------    -------
  Total revenue...........................   204,256    223,154    136,567    173,247    30,536     27,557     53,090     60,372

  Noninterest expense(3)..................   146,294    153,928     62,317     63,309    15,905     16,323     36,581     40,840
  Credit expense (income).................    15,523     15,403     18,823     24,300     3,631      3,338        542        676
                                            --------   --------   --------   --------   -------    -------    -------    -------
  Income (loss) before income tax expense
    (benefit) and performance center
    earnings (expense)....................    42,439     53,823     55,427     85,638    11,000      7,896     15,967     18,856
  Performance center earnings
    (expense)(1)..........................     2,215      1,276        700        381      (653)      (246)        70         37
                                            --------   --------   --------   --------   -------    -------    -------    -------
  Income (loss) before income tax expense
    (benefit).............................    44,654     55,099     56,127     86,019    10,347      7,650     16,037     18,893
  Income tax expense (benefit)............    18,205     21,487     21,478     30,093     4,238      2,970      6,181      7,351
                                            --------   --------   --------   --------   -------    -------    -------    -------
  Net income (loss).......................  $ 26,449   $ 33,612   $ 34,649   $ 55,926   $ 6,109    $ 4,680    $ 9,856    $11,542
                                            ========   ========   ========   ========   =======    =======    =======    =======
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans before performance
    centers(2)............................  $  8,990   $  8,814   $ 11,502   $ 13,920   $ 1,340    $ 1,017    $   514    $   644
  Total assets............................     9,911      9,789     12,708     15,240     1,990      1,540        602        787
  Total deposits before performance
    centers(2)............................    12,522     13,412      5,506      5,567       835        840      1,156      1,255
FINANCIAL RATIOS:
  Return on risk adjusted capital.........        20%        25%        15%        18%       17%        16%        38%        34%

  Return on average assets................      1.06       1.36       1.08       1.46      1.22       1.21       6.50       5.82
  Efficiency ratio before performance
    centers...............................     71.62      68.98      45.63      36.54     52.09      59.23      68.90      67.65

                                                                    GLOBAL                                    UNIONBANCAL
                                                                 MARKETS GROUP             OTHER              CORPORATION
                                                              -------------------   -------------------   -------------------
                                                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                              ---------------------------------------------------------------
                                                                1998       1999       1998       1999       1998       1999
                                                              --------   --------   --------   --------   --------   --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
  Net interest income.......................................  $10,316    $ 9,545    $ 20,923   $  8,493   $336,633   $360,013
  Noninterest income........................................    7,662      6,324      (2,792)      (330)   123,925    148,349
                                                              -------    -------    --------   --------   --------   --------
  Total revenue.............................................   17,978     15,869      18,131      8,163    460,558    508,362
  Noninterest expense(3)....................................    6,259      5,224      23,022    106,667    290,378    386,291
  Credit expense (income)...................................       --         --     (28,519)   (23,717)    10,000     20,000
                                                              -------    -------    --------   --------   --------   --------
  Income (loss) before income tax expense (benefit) and
    performance center earnings (expense)...................   11,719     10,645      23,628    (74,787)   160,180    102,071
  Performance center earnings (expense)(1)..................   (2,574)    (1,903)        242        455         --         --
                                                              -------    -------    --------   --------   --------   --------
  Income (loss) before income tax expense (benefit).........    9,145      8,742      23,870    (74,332)   160,180    102,071
  Income tax expense (benefit)..............................    3,677      3,391     (41,866)   (34,802)    11,913     30,490
                                                              -------    -------    --------   --------   --------   --------
  Net income (loss).........................................  $ 5,468    $ 5,351    $ 65,736   $(39,530)  $148,267   $ 71,581
                                                              =======    =======    ========   ========   ========   ========
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans before performance centers(2).................  $    --    $    --    $  1,087   $    758   $ 23,433   $ 25,153
  Total assets..............................................    4,249      3,615       1,303      1,068     30,763     32,039
  Total deposits before performance centers(2)..............    2,524      2,823          28         29     22,571     23,926
FINANCIAL RATIOS:
  Return on risk adjusted capital...........................       14%        15%         na         na         na         na
  Return on average assets..................................     0.51       0.59          na         na       1.91%      0.89%
  Efficiency ratio before performance centers...............    34.81      32.92          na         na      62.97      76.01

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

(3) "Other" includes 3rd quarter 1999 restructuring charge of $85.0 million ($55.2 million, net of tax).

na =  not applicable

                                                                      COMMERCIAL                               TRUST AND PRIVATE
                                                 COMMUNITY             FINANCIAL           INTERNATIONAL      FINANCIAL SERVICES
                                               BANKING GROUP        SERVICES GROUP         BANKING GROUP             GROUP
                                            -------------------   -------------------   -------------------   -------------------
                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------------------------------------------------------------
                                              1998       1999       1998       1999       1998       1999       1998       1999
                                            --------   --------   --------   --------   --------   --------   --------   --------
RESULTS OF OPERATIONS (DOLLARS IN
  THOUSANDS):
  Net interest income.....................  $483,614   $500,026   $333,519   $408,582   $42,732    $36,834    $ 40,134   $ 43,580
  Noninterest income......................   138,809    143,112     79,645     85,762    49,758     50,711     110,078    125,710
                                            --------   --------   --------   --------   -------    -------    --------   --------
  Total revenue...........................   622,423    643,138    413,164    494,344    92,490     87,545     150,212    169,290
  Noninterest expense(3)..................   437,000    460,513    180,324    194,444    48,765     50,826     106,932    121,993
  Credit expense (income).................    49,911     45,182     52,395     64,517    11,214      9,247       1,152      1,916
                                            --------   --------   --------   --------   -------    -------    --------   --------
  Income (loss) before income tax expense
    (benefit) and performance center
    earnings (expense)....................   135,512    137,443    180,445    235,383    32,511     27,472      42,128     45,381
  Performance center earnings
    (expense)(1)..........................     6,280      4,008      2,039      1,859    (2,394)    (2,336)        229        143
                                            --------   --------   --------   --------   -------    -------    --------   --------
  Income (loss) before income tax expense
    (benefit).............................   141,792    141,451    182,484    237,242    30,117     25,136      42,357     45,524
  Income tax expense (benefit)............    56,733     54,535     71,097     84,235    12,021      9,680      16,555     17,551
                                            --------   --------   --------   --------   -------    -------    --------   --------
  Net income (loss).......................  $ 85,059   $ 86,916   $111,387   $153,007   $18,096    $15,456    $ 25,802   $ 27,973
                                            ========   ========   ========   ========   =======    =======    ========   ========
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans before performance
    centers(2)............................  $  9,161   $  8,805   $ 10,781   $ 13,393   $ 1,385    $ 1,066    $    474   $    614
  Total assets............................    10,115      9,774     11,953     14,656     2,123      1,634         563        745
  Total deposits before performance
    centers(2)............................    12,390     13,169      5,239      5,506       864        803       1,216      1,227
FINANCIAL RATIOS:
  Return on risk adjusted capital.........        21%        22%        17%        19%       17%        18%         31%        28%
  Return on average assets................      1.12       1.19       1.25       1.40      1.14       1.26        6.13       5.02
  Efficiency ratio before performance
    centers...............................     70.21      71.60      43.64      39.33     52.72      58.06       71.19      72.06

                                                                    GLOBAL                                      UNIONBANCAL
                                                                 MARKETS GROUP             OTHER                CORPORATION
                                                              -------------------   -------------------   -----------------------
                                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------------------------------------------
                                                                1998       1999       1998       1999        1998         1999
                                                              --------   --------   --------   --------   ----------   ----------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
  Net interest income.......................................  $28,913    $33,925    $ 50,727   $ 24,050   $  979,639   $1,046,997
  Noninterest income........................................   21,817     19,079        (158)     8,081      399,949      432,455
                                                              -------    -------    --------   --------   ----------   ----------
  Total revenue.............................................   50,730     53,004      50,569     32,131    1,379,588    1,479,452
  Noninterest expense(3)....................................   19,621     18,121      43,536    150,969      836,178      996,866
  Credit expense (income)...................................       --         --     (69,672)   (85,862)      45,000       35,000
                                                              -------    -------    --------   --------   ----------   ----------
  Income (loss) before income tax expense (benefit) and
    performance center earnings (expense)...................   31,109     34,883      76,705    (32,976)     498,410      447,586
  Performance center earnings (expense)(1)..................   (7,081)    (5,224)        927      1,550           --           --
                                                              -------    -------    --------   --------   ----------   ----------
  Income (loss) before income tax expense (benefit).........   24,028     29,659      77,632    (31,426)     498,410      447,586
  Income tax expense (benefit)..............................    9,544     11,434     (19,905)   (34,652)     146,045      142,783
                                                              -------    -------    --------   --------   ----------   ----------
  Net income (loss).........................................  $14,484    $18,225    $ 97,537   $  3,226   $  352,365   $  304,803
                                                              =======    =======    ========   ========   ==========   ==========
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans before performance centers(2).................  $    --    $    --    $  1,116   $    888   $   22,917   $   24,766
  Total assets..............................................    4,019      3,841       1,358      1,260       30,131       31,910
  Total deposits before performance centers(2)..............    2,631      2,821          46          3       22,386       23,529
FINANCIAL RATIOS:
  Return on risk adjusted capital...........................       13%        14%         na         na           na           na
  Return on average assets..................................     0.48       0.63          na         na         1.56%        1.28%
  Efficiency ratio before performance centers...............    38.68      34.19          na         na        60.51        67.35

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

(3) "Other" includes 3rd quarter 1999 restructuring charge of $85.0 million ($55.2 million, net of tax).

na =  not applicable

    COMMUNITY BANKING GROUP

    The Community Banking Group provides its customers with a full line of checking and savings, investment, loan and fee-based banking products. The group focuses on four major markets:

    -  consumers,

    -  businesses with sales under $3 million,

    -  businesses with sales between $3 million and $20 million, and

    - middle market companies, including agricultural firms in central California and in selected parts of Oregon and Washington.

    The group serves over one million consumer households and businesses through its 241 branches in California, six branches in Oregon and Washington and its extensive network of proprietary ATMs. Customers may also access our services
24 hours a day by telephone or personal computer. In addition, the group offers automated teller and point-of-sale debit services through our founding membership in the Star System, the largest shared ATM network in the Western United States.

    For the three-month period ending September 30, 1999, net income increased $7.2 million compared to the three-month period ending September 30, 1998. Total revenue increased $18.9 million in third quarter 1999 compared to the third quarter 1998 as a result of increases in both net interest income and noninterest income. Noninterest expense increased $7.6 million in the third quarter 1999 compared to third quarter 1998 reflecting the higher revenue increases. Credit expense remained relatively flat from the same period a year ago.

    For the nine months ended September 30, 1999, net income increased
$1.9 million compared to the nine-month period ended September 30, 1998. Total revenue increased $20.7 million for the period ending September 30, 1999 compared to the same period a year ago. Excluding the $17.1 million gain on the sale of the credit card portfolio in the second quarter 1998, total revenue increased $37.8 million, or 6 percent from the same period a year ago. The growth in average deposits by $0.8 billion also contributed to the year over year increase. Noninterest expense increased $23.5 million from the prior year primarily reflecting the higher revenue increases. Credit expense for the nine months ended September 30, 1999 decreased $4.7 million from a year ago primarily due to the sale of the credit card portfolio.

    COMMERCIAL FINANCIAL SERVICES GROUP

    The Commercial Financial Services Group offers a variety of commercial financial services including:

    -  commercial and project loans,

    -  real estate financing,

    - commercial financing based on accounts receivable, inventory, or other short-term assets,

    - trade financing, which is the short-term extension of credit to support export/import transactions, including letters of credit,

    -  lease financing,

    -  customized cash management services, and

    -  selected capital markets products.

    For the three-month period ended September 30, 1999, net income increased $21.3 million compared to the three-month period ended September 30, 1998. Total revenue increased $36.7 million, due primarily to the $2.4 billion growth in averge loans and leases from a year ago, which contributed to the significant increase in net interest income accompanied by increases in fee income. Noninterest expense increased slightly from a year ago. Credit expense for the three months ended September 30, 1999, increased $5.5 million from the same period a year ago, due primarily to the loan growth mentioned above.

    For the nine months ended September 30, 1999, net income increased
$41.6 million compared to the nine-month period ended September 30, 1998. Total revenue increased $81.2 million, due to the $2.6 billion growth in average loans and leases year over year, which contributed to the significant increase in net interest income accompanied by increases in fee income. Noninterest expense increased $14.1 million primarily due to an increase in salaries and employee benefits, as well as additional expenses incurred to support higher deposit volumes. Credit expense for the nine months ended September 30, 1999, increased $12.1 million from a year ago, due to the loan growth mentioned above.

    INTERNATIONAL BANKING GROUP

    The International Banking Group primarily provides correspondent banking and trade finance-related products and services to financial institutions worldwide, primarily in Asia. This includes the delivery of products and services that facilitate trade finance transactions, including payments, collection and the extension of short-term credit. The group also serves selected foreign firms and U.S. corporate clients in selected countries worldwide, particularly in Asia. In the U.S., the group serves subsidiaries and affiliates of non-Japanese Asian companies and U.S. branches and agencies of foreign banks. The group also provides international services to domestic corporate clients along the West Coast. The group's revenue predominately relates to foreign customers.

    For the three-month period ended September 30, 1999, net income decreased $1.4 million compared to the three-month period ended September 30, 1998. Total revenue decreased $3.0 million from a year ago due to the reduction in international exposures, narrower credit spreads and lower market pricings on those exposures. Noninterest expense remained relatively flat. Credit expense for the three months ended

September 30, 1999, decreased $0.3 million from the same period a year ago, due to reductions in credit exposures.

    For the nine-months ended September 30, 1999, net income decreased
$2.6 million compared to the nine-month period ending September 30, 1998. Total revenue decreased $4.9 million due to continuing reductions in credit exposures, narrower credit spreads and lower market pricings on those exposures. Noninterest expense increased $2.1 million primarily due to personnel expenses. Credit expense for the nine months ended September 30, 1999, decreased
$2.0 million from a year ago, due to the reduction in credit exposures.

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

    For the three-month period ended September 30, 1999, net income increased $1.7 million compared to the three-month period ended September 30, 1998. Total revenue increased $7.3 million due to increases in assets under management, a portion of which arose from the purchase of approximately $10 billion in trust assets from Imperial Trust Company. Noninterest expense increased $4.3 million primarily due to the costs related to the increase in assets under management.

    For the nine months ended September 30, 1999, net income increased
$2.2 million compared to the nine-month period ended September 30, 1998. Total revenue increased $19.1 million predominantly due to higher earnings from investment management services and from the purchase of trust assets from Imperial Trust Company. Noninterest expense increased $15.1 million primarily in personnel expense and other costs related to the increase in assets under management.

    GLOBAL MARKETS GROUP

    The Global Markets Group conducts business activities primarily to support the previously described business groups and their customers. This group offers a broad range of risk management products, such as foreign exchange and interest rate swaps, caps and floors. Additionally, it trades money market and other securities in the secondary market, including the placement of Union Bank of California, N.A.'s own liabilities with institutional investors. This group also manages our market-related risks as part of its responsibilities for asset/liability management, and is responsible for maintaining Union Bank of California, N.A.'s investment securities portfolio.

    For the three-month period ended September 30, 1999, net income decreased $0.1 million compared to the three-month period ended September 30, 1998. Total revenue decreased $2.1 million due primarily to management's decision to exit the municipal underwriting and certain capital markets activities, which occurred in the first quarter of 1999. Noninterest expense decreased
$1.0 million due to the reduction in personnel expense for the exited businesses.

    For the nine-months ended September 30, 1999, net income increased
$3.7 million compared to the nine-month period ended September 30, 1998. Total revenue increased $2.3 million due to higher earnings from the investment securities portfolio. Noninterest expense decreased $1.5 million largely due to the personnel expense reduction referred to above.

    OTHER

    "Other" includes the following items, none of which, on an individual basis, are significant to our business:

    - Corporate activities that are not directly attributable to one of the five major business units. Included in this category are goodwill, restructuring charges, certain parent company non-bank subsidiaries, and the elimination of the fully taxable-equivalent amounts.

    - The allowance and provision for credit losses, the net impact of transfer pricing, and earnings associated with unallocated equity capital.

    - The Credit and Compliance Group, which includes $106.0 million of average nonperforming assets for the first nine months of 1999.

    - The Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered outside the U.S., mostly in Japan.

    -  The residual costs of support groups.

NET INTEREST INCOME

    The table below shows the major components of net interest income and net interest margin.

                                                                               FOR THE THREE MONTHS ENDED
                                                        -------------------------------------------------------------------------
                                                                SEPTEMBER 30, 1998                    SEPTEMBER 30, 1999
                                                        -----------------------------------   -----------------------------------
                                                                       INTEREST    AVERAGE                   INTEREST    AVERAGE
                                                          AVERAGE      INCOME/      YIELD/      AVERAGE      INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                                    BALANCE     EXPENSE(1)   RATE(1)      BALANCE     EXPENSE(1)   RATE(1)
------------------------------------------------------  -----------   ----------   --------   -----------   ----------   --------
ASSETS
Loans:(2)
  Domestic............................................  $22,132,617    $445,989      8.00%    $24,073,361    $471,189      7.77%
  Foreign(3)..........................................    1,300,155      22,388      6.83       1,079,189      16,886      6.21
Securities--taxable(4)................................    3,287,094      51,584      6.26       3,142,864      49,554      6.31
Securities--tax-exempt(4).............................       99,440       2,809     11.30          75,489       1,880      9.96
Interest bearing deposits in banks....................      152,283       2,769      7.21         207,291       2,786      5.33
Federal funds sold and securities purchased under
  resale agreements...................................      288,295       4,074      5.61         178,509       2,345      5.21
Trading account assets................................      508,060       7,429      5.80         250,512       3,113      4.93
                                                        -----------    --------               -----------    --------
    Total earning assets..............................   27,767,944     537,042      7.69      29,007,215     547,753      7.49
                                                                       --------                              --------
Allowance for credit losses...........................     (480,555)                             (448,924)
Cash and due from banks...............................    1,889,831                             1,944,556
Premises and equipment, net...........................      406,375                               440,323
Other assets..........................................    1,179,285                             1,095,622
                                                        -----------                           -----------
    Total assets......................................  $30,762,880                           $32,038,792
                                                        ===========                           ===========
LIABILITIES
Domestic deposits:
  Interest bearing....................................  $ 5,501,340      39,120      2.82     $ 5,782,867      36,292      2.49
  Savings and consumer time...........................    3,272,432      31,253      3.79       3,382,731      26,681      3.13
  Large time..........................................    3,563,309      48,474      5.40       4,109,821      48,101      4.64
Foreign deposits(3)...................................    1,604,878      20,805      5.14       1,552,769      18,233      4.66
                                                        -----------    --------               -----------    --------
    Total interest bearing deposits...................   13,941,959     139,652      3.97      14,828,188     129,307      3.46
                                                        -----------    --------               -----------    --------
Federal funds purchased and securities sold under
  repurchase agreements...............................    1,901,127      26,051      5.44       1,319,426      16,493      4.96
Commercial paper......................................    1,751,697      24,257      5.49       1,514,326      19,572      5.13
Other borrowed funds..................................      319,642       4,583      5.69         774,975      10,288      5.27
Subordinated capital notes............................      308,870       4,797      6.16         298,000       4,240      5.64
UnionBanCal Corporation--obligated mandatorily
  redeemable preferred securities of subsidiary
  grantor trust.......................................           --          --        --         350,000       7,093      7.92
                                                        -----------    --------               -----------    --------
    Total borrowed funds..............................    4,281,336      59,688      5.53       4,256,727      57,686      5.38
                                                        -----------    --------               -----------    --------
    Total interest bearing liabilities................   18,223,295     199,340      4.34      19,084,915     186,993      3.89
                                                                       --------                              --------
Noninterest bearing deposits..........................    8,629,482                             9,098,284
Other liabilities.....................................    1,043,606                               926,453
                                                        -----------                           -----------
    Total liabilities.................................   27,896,383                            29,109,652
SHAREHOLDERS' EQUITY
Common equity.........................................    2,866,497                             2,929,140
                                                        -----------                           -----------
    Total shareholders' equity........................    2,866,497                             2,929,140
                                                        -----------                           -----------
    Total liabilities and shareholders' equity........  $30,762,880                           $32,038,792
                                                        ===========                           ===========
Net interest income/margin (taxable-equivalent
  basis)..............................................                  337,702      4.84%                    360,760      4.93%
Less: taxable-equivalent adjustment...................                    1,069                                   747
                                                                       --------                              --------
    Net interest income...............................                 $336,633                              $360,013
                                                                       ========                              ========

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

                                                                                FOR THE NINE MONTHS ENDED
                                                        -------------------------------------------------------------------------
                                                                SEPTEMBER 30, 1998                    SEPTEMBER 30, 1999
                                                        -----------------------------------   -----------------------------------
                                                                       INTEREST    AVERAGE                   INTEREST    AVERAGE
                                                          AVERAGE      INCOME/      YIELD/      AVERAGE      INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                                    BALANCE     EXPENSE(1)   RATE(1)      BALANCE     EXPENSE(1)   RATE(1)
------------------------------------------------------  -----------   ----------   --------   -----------   ----------   --------
ASSETS
Loans:(2)
  Domestic............................................  $21,569,891   $1,297,483     8.04%    $23,674,469   $1,353,006     7.64%
  Foreign(3)..........................................    1,347,101      68,380      6.79       1,091,433      51,700      6.33
Securities--taxable(4)................................    2,949,151     139,720      6.32       3,352,827     157,739      6.27
Securities--tax-exempt(4).............................      106,783       8,348     10.42          80,216       6,086     10.11
Interest bearing deposits in banks....................      279,938      14,187      6.78         209,184       9,042      5.78
Federal funds sold and securities purchased under
  resale agreements...................................      281,565      11,784      5.60         138,396       5,238      5.06
Trading account assets................................      468,450      20,137      5.75         286,198       9,614      4.49
                                                        -----------   ----------              -----------   ----------
    Total earning assets..............................   27,002,879   1,560,039      7.72      28,832,723   1,592,425      7.38
                                                                      ----------                            ----------
Allowance for credit losses...........................     (471,384)                             (450,295)
Cash and due from banks...............................    1,903,155                             1,972,792
Premises and equipment, net...........................      402,197                               434,327
Other assets..........................................    1,294,046                             1,120,550
                                                        -----------                           -----------
    Total assets......................................  $30,130,893                           $31,910,097
                                                        ===========                           ===========
LIABILITIES
Domestic deposits:
  Interest bearing....................................  $ 5,447,712     115,626      2.84     $ 5,645,828     106,064      2.51
  Savings and consumer time...........................    3,176,898      90,713      3.82       3,356,224      80,365      3.20
  Large time..........................................    3,606,182     146,945      5.45       3,963,288     132,311      4.46
Foreign deposits(3)...................................    1,723,282      66,454      5.16       1,554,221      52,046      4.48
                                                        -----------   ----------              -----------   ----------
    Total interest bearing deposits...................   13,954,074     419,738      4.02      14,519,561     370,786      3.41
                                                        -----------   ----------              -----------   ----------
Federal funds purchased and securities sold under
  repurchase agreements...............................    1,481,809      59,667      5.38       1,609,826      57,369      4.76
Commercial paper......................................    1,641,425      67,720      5.52       1,541,151      56,766      4.92
Other borrowed funds..................................      323,082      13,975      5.78         740,933      28,159      5.08
Subordinated capital notes............................      335,179      15,883      6.34         298,000      12,385      5.56
UnionBanCal Corporation--obligated mandatorily
  redeemable preferred securities of subsidiary
  grantor trust.......................................           --          --        --         287,179      17,475      8.03
                                                        -----------   ----------              -----------   ----------
    Total borrowed funds..............................    3,781,495     157,245      5.56       4,477,089     172,154      5.14
                                                        -----------   ----------              -----------   ----------
    Total interest bearing liabilities................   17,735,569     576,983      4.35      18,996,650     542,940      3.82
                                                                      ----------                            ----------
Noninterest bearing deposits..........................    8,432,086                             9,009,701
Other liabilities.....................................    1,170,511                               971,824
                                                        -----------                           -----------
    Total liabilities.................................   27,338,166                            28,978,175
SHAREHOLDERS' EQUITY
Common equity.........................................    2,792,727                             2,931,922
                                                        -----------                           -----------
    Total shareholders' equity........................    2,792,727                             2,931,922
                                                        -----------                           -----------
    Total liabilities and shareholders' equity........  $30,130,893                           $31,910,097
                                                        ===========                           ===========
Net interest income/margin (taxable-equivalent
  basis)..............................................                  983,056      4.86%                  1,049,485      4.86%
Less: taxable-equivalent adjustment...................                    3,417                                 2,488
                                                                      ----------                            ----------
    Net interest income...............................                $ 979,639                             $1,046,997
                                                                      ==========                            ==========

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

    THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

    Net interest income, on a taxable-equivalent basis, was $337.7 million in the third quarter of 1998, compared with $360.8 million in the third quarter of 1999. This increase of $23.1 million, or 7 percent, was attributable primarily to a $1.2 billion, or 4 percent, increase in average earning assets, partially funded by a $468.8 million, or 5 percent, increase in average noninterest bearing deposits. In addition, the net interest margin was favorably impacted by the interest rate environment that contributed lower rates on deposits and other average interest bearing liabilities, as well as a lower effective cost of funding the increased assets, partially offset by lower yields on loans and other interest bearing assets. The net interest margin increased 9 basis points to 4.93.

    Average earning assets were $27.8 billion in the third quarter of 1998, compared with $29.0 billion in the third quarter of 1999. This growth was attributable to a $1.7 billion, or 7 percent, increase in average loans, partially offset by a $257.6 million, or 51 percent, decrease in average trading account assets and $168.2 million, or 5 percent decrease in average securities. The growth in average loans was mostly due to the increase in average commercial, financial and industrial loans of $1.5 billion. Lower average trading account assets primarily resulted from the discontinuance of our municipal underwriting activity in April 1999. The decrease in average securities, which comprised primarily fixed rate available for sale securities, reflected liquidity and interest rate risk management actions.

    The favorable rate environment resulted in a decline in the rate paid on average interest bearing liabilities of 45 basis points, partially offset by lower yields on average earning assets of 20 basis points. The $861.6 million, or 5 percent, increase in average interest bearing liabilities over the third quarter of 1998 was due to an increase in average interest bearing deposits of $886.2 million, primarily large time deposits. The increase in average noninterest bearing deposits was primarily due to the efforts of our institutional and deposit markets group coupled with an influx of new customer relationships, arising from the merger and acquisition activities of other financial institutions in the California market during the past year.

    NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

    For the first nine months of 1998, net interest income, on a taxable-equivalent basis, was $983.1 million, compared with $1,049.5 million for the first nine months of 1999. The increase of $66.4 million, or 7 percent, was mostly attributable to a $1.8 billion, or 7 percent, increase in average earning assets partially funded by a $577.6 million, or 7 percent, increase in average noninterest bearing deposits. Net interest margin remained unchanged. The favorable impact of the lower interest rate environment that contributed to lower rates on interest bearing deposits was mostly offset by lower yields on loans and other average earning assets.

    Average earning assets were $27.0 billion for the first nine months of 1998, compared with $28.8 billion for the first nine months of 1999. Most of this growth was attributable to a $1.8 billion, or 8 percent, increase in average loans and a $377.1 million, or 12 percent, increase in average securities, partially offset by a $182.3 million, or 39 percent, decrease in average trading account assets. The growth in average loans was mostly due to the increase in average commercial, financial and industrial loans of $2.0 billion. See "Loans" on page 28 for additional commentary on growth in the loan portfolio. The increase in primarily fixed rate securities reflected liquidity and interest rate risk management actions.

NONINTEREST INCOME

                                           FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                   ------------------------------------------   ------------------------------------------
                                   SEPTEMBER 30,    SEPTEMBER 30,    PERCENT    SEPTEMBER 30,    SEPTEMBER 30,    PERCENT
(DOLLARS IN THOUSANDS)                  1998             1999         CHANGE         1998             1999         CHANGE
---------------------------------  --------------   --------------   --------   --------------   --------------   --------
Service charges on deposit
  accounts.......................     $ 35,709         $ 45,401        27.14%      $101,288         $127,981        26.35%
Trust and investment management
  fees...........................       30,777           36,353        18.12         88,806          102,607        15.54
International commissions and
  fees...........................       17,951           17,475        (2.65)        54,516           53,186        (2.44)
Merchant transaction processing
  fees...........................       14,871           18,598        25.06         42,988           51,256        19.23
Merchant banking fees............        6,095           10,946        79.59         24,083           27,561        14.44
Brokerage commissions and fees...        4,723            7,148        51.34         14,188           18,825        32.68
Foreign exchange trading gains,
  net............................        4,708            5,267        11.87         14,159           14,873         5.04
Securities gains, net............          653            2,004       206.89          5,579            3,899       (30.11)
Gain on sale of credit card
  portfolio......................           --               --           --         17,056               --      (100.00)
Other............................        8,438            5,157       (38.88)        37,286           32,267       (13.46)
                                      --------         --------                    --------         --------
  Total noninterest income.......     $123,925         $148,349        19.71%      $399,949         $432,455         8.13%
                                      ========         ========                    ========         ========

------------------------

nm  =  not meaningful

    THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

    In the third quarter of 1999, noninterest income was $148.3 million, an increase of $24.4 million, or 20 percent, over the same period in 1998. This increase was primarily due to a $9.7 million increase in service charges on deposit accounts, a $5.6 million increase in trust and investment management fees, a $4.9 million increase in merchant banking fees, a $3.7 million increase in merchant transaction processing fees, and a $2.4 million increase in brokerage commissions and fees, partially offset by a $3.3 million decrease in other noninterest income.

    Revenue from service charges on deposit accounts was $45.4 million, an increase of 27 percent over the third quarter of 1998. The increase was primarily attributable to a 6 percent increase in average deposits, higher overdraft fees due to a change in fee structure, higher ATM surcharges, and the expansion of several products and services.

    Trust and investment management fees were $36.4 million, an increase of 18 percent over the third quarter of 1998. The increase was due to growth in trust accounts and assets under management, which resulted in higher mutual fund management fees and higher institutional account fees.

    Merchant banking fees were $10.9 million, an increase of 80 percent over the third quarter of 1998. The increase was primarily due to higher syndication fees.

    Merchant transaction processing fees were $18.6 million, an increase of 25 percent over the third quarter of 1998. The increase was primarily due to an increase in the volume of credit card drafts deposited by merchants, coupled with a higher merchant discount rate.

    Brokerage commissions and fees were $7.1 million, an increase of 51 percent over the third quarter of 1998. The increase was primarily due to brokerage commissions on sales of non-proprietary mutual funds, annuities, and insurance products and growth in corporate sweep products.

    Other noninterest income was $5.2 million, a decrease of 39 percent from the third quarter of 1998. The decrease was due to a $6.3 million charge related to auto lease residual valuation adjustments, partially offset by higher other investment income and miscellaneous fees.

    NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

    For the first nine months of 1999, noninterest income was $432.5 million, an increase of $32.5 million, or 8 percent, over the same period in 1998. Excluding the previously discussed $17.1 million pre-tax gain from the sale of the credit card portfolio in April 1998, noninterest income increased $49.6 million, or 13 percent, over the same period in 1998. This increase was primarily due to a $26.7 million increase in service charges on deposit accounts, a $13.8 million increase in trust and investment management fees, an $8.3 million increase in merchant transaction processing fees, and a $4.6 million increase in brokerage commissions and fees, partially offset by a $5.0 million decrease in other noninterest income.

    Revenue from service charges on deposit accounts was $128.0 million, an increase of 26 percent over the first nine months of 1998. The increase was primarily attributable to a 5 percent increase in average deposits, higher ATM surcharges, higher overdraft fees due to a change in fee structure, and the expansion of several products and services.

    Trust and investment management fees were $102.6 million, an increase of 16 percent over the first nine months of 1998. The increase was due to growth in trust accounts and assets under management, which resulted in higher mutual fund management fees and higher institutional account fees.

    Merchant transaction processing fees were $51.3 million, an increase of 19 percent over the first nine months of 1998. The increase was primarily due to an increase in the volume of credit card drafts deposited by merchants coupled with a higher merchant discount rate.

    Brokerage commissions and fees were $18.8 million, an increase of 33 percent over the first nine months of 1998. The increase was due to brokerage commissions on sales of non-proprietary mutual funds, annuities, and insurance products, as well as growth in corporate sweep products.

    Other noninterest income was $32.3 million, a decrease of 13 percent from the first nine months of 1998. The decrease was mostly due to a $6.3 million charge related to auto lease residual valuation adjustments.

NONINTEREST EXPENSE

                                           FOR THE THREE MONTHS ENDED                      FOR THE NINE MONTHS ENDED
                                   ------------------------------------------      ------------------------------------------
                                   SEPTEMBER 30,    SEPTEMBER 30,    PERCENT       SEPTEMBER 30,    SEPTEMBER 30,    PERCENT
(DOLLARS IN THOUSANDS)                  1998             1999         CHANGE            1998             1999         CHANGE
---------------------------------  --------------   --------------   --------      --------------   --------------   --------
Salaries and other
  compensation...................     $127,706         $135,697         6.26%         $369,715         $401,973        8.73%
Employee benefits................       31,974           29,761        (6.92)           89,877           98,167        9.22
                                      --------         --------                       --------         --------
  Personnel-related expense......      159,680          165,458         3.62           459,592          500,140        8.82
Net occupancy....................       23,590           22,895        (2.95)           67,294           67,273       (0.03)
Equipment........................       14,039           19,389        38.11            41,842           49,405       18.08
Merchant transaction
  processing.....................       11,415           12,905        13.05            33,008           37,773       14.44
Professional services............        9,285            8,440        (9.10)           25,186           29,426       16.83
Communications...................        9,834           10,666         8.46            31,515           31,217       (0.95)
Data processing..................        7,327            7,797         6.41            20,462           23,459       14.65
Advertising and public
  relations......................        8,066            7,845        (2.74)           22,419           23,341        4.11
Printing and office supplies.....        6,289            5,103       (18.86)           19,112           17,800       (6.86)
Software.........................        5,526            6,113        10.62            14,536           18,790       29.27
Travel...........................        4,724            4,335        (8.23)           13,041           14,236        9.16
Intangible asset amortization....        3,393            3,509         3.42            10,069           10,527        4.55
Armored car......................        3,118            3,180         1.99             8,989            9,648        7.33
Foreclosed asset expense
  (income).......................         (325)            (703)      116.31              (746)          (1,256)      68.36
Other (excluding restructuring
  charge)........................       24,417           24,359        (0.24)           69,859           80,087       14.64
                                      --------         --------                       --------         --------
                                       290,378          301,291         3.76           836,178          911,866        9.05
Restructuring charge.............           --           85,000           nm                --           85,000          nm
                                      --------         --------                       --------         --------
  Total noninterest expense......     $290,378         $386,291        33.03          $836,178         $996,866       19.22
                                      ========         ========                       ========         ========

------------------------

nm  =  not meaningful

    THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

    In the third quarter of 1999, noninterest expense, excluding the restructuring charge, was $301.3 million, an increase of $10.9 million, or 4 percent, over the same period in 1998. This increase was mostly due to a $5.8 million increase in personnel-related expense, a $5.4 million increase in equipment expense, and a $1.5 million increase in merchant transaction processing expense.

    Personnel-related expense was $165.5 million, an increase of 4 percent over the third quarter of 1998. This increase was primarily due to increased performance-based incentive compensation reflecting improved business unit performance, achievements in the year 2000 effort, and the expected achievement through Mission Excel of the efficiency ratio targets by the end of 2000. Benefits expense was lower primarily due to the large unrealized losses sustained in the fair value of assets underlying our postretirement benefit plans in 1998.

    Equipment expense was $19.4 million, an increase of 38 percent over the third quarter of 1998. This increase was primarily due to higher depreciation expense from the write-down of personal computers that were replaced during a recent company-wide intranet upgrade.

    Merchant transaction processing expense was $12.9 million, an increase of 13 percent over the third quarter of 1998 due to higher merchant volumes.

    NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

    For the first nine months of 1999, noninterest expense, excluding the restructuring charge, was $911.9 million, an increase of $75.7 million, or 9 percent, over the same period in 1998. This increase was primarily attributable to a $40.5 million increase in personnel-related expense, a $7.6 million increase in equipment expense, a $4.8 million increase in merchant transaction processing expense, a $4.2 million increase in professional services expense, a $3.0 million increase in data processing expense, a $4.3 million increase in software expense, and a $10.2 million increase in other noninterest expense.

    Personnel-related expense was $500.1 million, an increase of 9 percent over the first nine months of 1998. Performance-based incentive compensation and related benefits increased $15.1 million due to achievements in the year 2000 effort and the expected achievement through Mission Excel of the efficiency ratio targets by the end of 2000. The remaining increase was due to higher merit increases, changes to our standard costing associated with loan originations, and changes in employee benefits expense related to higher health care and pension costs.

    Equipment expense was $49.4 million, an increase of 18 percent over the first nine months of 1998. This increase was due mainly to higher depreciation expense on personal computers related to our intranet upgrade, discussed above.

    Merchant transaction processing expense was $37.8 million, an increase of 14 percent over the first nine months of 1998 due to higher merchant volumes.

    Professional services expense was $29.4 million, an increase of 17 percent over the first nine months of 1998, a significant portion of which relates to the year 2000 effort.

    Data processing expense was $23.5 million, an increase of 15 percent over the first nine months of 1998 due to increased activity in data processing systems supporting the growth in deposits.

    Software expense was $18.8 million, an increase of 29 percent over the first nine months of 1998. This increase was primarily due to increased purchases of computer software products related to system and intranet upgrades and increased software maintenance contracts.

    Travel expense was $14.2 million, an increase of 9 percent over the first nine months of 1998 due primarily to the Mission Excel effort.

    Other noninterest expense, excluding the restructuring charge, was $80.1 million, an increase of 15 percent over the first nine months of 1998. This increase was primarily attributable to amortization expense of $6.4 million related to several low income housing investments, an increase of $4.7 million in miscellaneous outside service fees, and a $1.9 million increase in charitable contributions.

    YEAR 2000 EXPENSES

    We continue to make preparations for the year 2000. (See "Year 2000" on page 36 for a detailed discussion of the year 2000 program.) We continue to estimate that the total cost of the year 2000 project will be approximately $50.0 million, including capital expenditures, which we will capitalize and depreciate over their useful lives. As of September 30, 1999, we have spent $37.0 million on the year 2000 project, $2.2 million in 1997, $21.6 million in 1998 and $13.3 million in the first nine months of 1999. Of the $37.0 million spent as of September 30, 1999, $6.8 million related to capital expenditures, $0.8 million in 1997, $5.2 million in 1998, and $0.8 million in the first nine months of 1999. We do not anticipate any additional capital expenditures related to this project. The remaining budget of $13.0 million includes $8.0 million for staff and professional services expenses, and also $3.6 million for contingency planning. We are funding the cost of the year 2000 project with normal operating cash and are staffing it with external resources as well as internal staff re-deployed from less time-sensitive assignments.

INCOME TAX EXPENSE

    The effective tax rates for the third quarter of 1998 and 1999 were 7 percent and 30 percent, respectively. The effective tax rates for the nine months ended September 30, 1998 and 1999 were 29 percent and 32 percent, respectively. During the first quarter of 1999, we recognized a tax benefit as the result of an IRS settlement of $6.3 million for refund claims we filed for the years 1992 through 1994, and in the third quarter of 1999 we recognized a tax benefit arising from a California Franchise Tax Board audit settlement of $4.4 million. In the third quarter of 1998, we recorded a $44.8 million reduction in the Company's California Franchise Tax liability, of which $29.2 million was related to tax year 1997 and the remaining was related to the first half of 1998. This reduction was the result of the tax return we filed on a worldwide unitary reporting basis, which incorporates the financial results of our majority shareholder, The Bank of Tokyo-Mitsubishi, Ltd and its worldwide affiliates. Excluding the various tax benefits, our effective tax rates for the third quarter and the nine months ended September 30, 1999 would have been 35 percent and 34 percent, respectively compared to 35 percent for both the third quarter and the nine months ended September 30, 1998.

LOANS

    The following table shows loans outstanding by loan type.

                                                                                        PERCENT CHANGE TO
                                                                                     SEPTEMBER 30, 1999 FROM:
                                                                                  ------------------------------
                                SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
(DOLLARS IN THOUSANDS)               1998            1998             1999             1998            1998
------------------------------  --------------   -------------   --------------   --------------   -------------
Domestic:
  Commercial, financial and
    industrial................   $12,151,210      $13,119,534     $13,774,886          13.36%            5.00%
  Construction................       420,267          439,806         644,980          53.47            46.65
  Mortgage:
    Residential...............     2,742,451        2,627,668       2,579,526          (5.94)           (1.83)
    Commercial................     2,980,371        2,975,484       3,242,516           8.80             8.97
                                 -----------      -----------     -----------
      Total mortgage..........     5,722,822        5,603,152       5,822,042           1.73             3.91
  Consumer:
    Installment...............     2,026,441        1,984,941       1,969,518          (2.81)           (0.78)
    Home equity...............       844,256          818,199         714,189         (15.41)          (12.71)
                                 -----------      -----------     -----------
      Total consumer..........     2,870,697        2,803,140       2,683,707          (6.51)           (4.26)
  Lease financing.............     1,013,772        1,032,148       1,155,415          13.97            11.94
                                 -----------      -----------     -----------
      Total loans in domestic
        offices...............    22,178,768       22,997,780      24,081,030           8.58             4.71
Loans originated in foreign
  branches....................     1,319,077        1,298,331       1,104,652         (16.26)          (14.92)
                                 -----------      -----------     -----------
      Total loans.............   $23,497,845      $24,296,111     $25,185,682           7.18%            3.66%
                                 ===========      ===========     ===========

    Our lending activities are predominantly domestic, with such loans comprising 96 percent of the total loan portfolio at September 30, 1999. Total loans at September 30, 1999 were $25.2 billion, an increase of $1.7 billion, or 7 percent, over September 30, 1998. The increase was attributable to growth in the commercial, financial and industrial loan portfolio, which increased
$1.6 billion, the construction loan portfolio, which increased $224.7 million, the commercial mortgage loan portfolio, which increased $262.1 million, and the lease financing loan portfolio, which increased $141.6 million, partially offset by the residential mortgage loan portfolio, which decreased $162.9 million, the consumer loan portfolio, which decreased $187.0 million, and the loans originated in foreign branches, which decreased $214.4 million.

    Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are extended principally to major corporations, middle market businesses, and small businesses, with no industry concentration exceeding 10 percent of total commercial, financial and industrial loans. At September 30, 1998 and 1999, the commercial, financial and industrial loan portfolio was $12.2 billion, or 52 percent of total loans, and $13.8 billion, or 55 percent of total loans, respectively. The increase of $1.6 billion, or 13 percent, from September 30, 1998 was primarily attributable to loans extended to businesses with revenues exceeding $20 million. The growth continued to reflect the results of initiatives to increase participation in larger syndicated loan positions as lead manager and as agent, especially in the communications, media, and entertainment and energy capital services industries in which we have developed specialized lending expertise.

    The construction loan portfolio totaled $420.3 million, or 2 percent of total loans, at September 30, 1998, compared with $645.0 million, or 3 percent of total loans, at September 30, 1999. This growth of $224.7 million, or 53 percent, from September 30, 1998 was primarily attributable to the favorable California real estate market coupled with the continuing improvement in the West Coast economy.

    Mortgage loans were $5.7 billion, or 24 percent of total loans, at September 30, 1998, compared with $5.8 billion, or 23 percent of total loans, at September 30, 1999. The mortgage loan portfolio consists of loans on commercial and industrial projects and residential loans, secured by one-to-four family residential properties, primarily in California. The increase in commercial mortgage loans of $262.1 million, or 9 percent, from September 30, 1998, reflected both the favorable California real estate market and the continued improvement in the West Coast economy. Residential mortgage loans decreased $162.9 million, or 6 percent, principally due to prepayments arising from the lower interest rate environment.

    Consumer loans totaled $2.9 billion, or 12 percent of total loans, at September 30, 1998, compared with $2.7 billion, or 11 percent of total loans, at September 30, 1999. The decrease of $187.0 million, or 7 percent, was attributable to a reduction in home equity loans as customers refinanced to take advantage of favorable long-term, fixed mortgage rates.

    Lease financing totaled $1.0 billion, or 4 percent of total loans, at September 30, 1998, compared with $1.2 billion, or 5 percent of total loans, at September 30, 1999. During 1998, management created new initiatives for lending, especially in the lease financing segment. This continued refocus on leasing resulted in a $141.6 million, or 14 percent, increase in lease financing over the first nine months of 1998.

    Loans originated in foreign branches totaled $1.3 billion, or 6 percent of total loans, at September 30, 1998 and $1.1 billion, or 4 percent of total loans, at September 30, 1999. The decrease of $214.4 million, or 16 percent, was attributable to the reduction of our exposures in certain Asian markets, primarily Japan, Korea, Indonesia and Thailand, in response to the continuing uncertainty that exists in those markets.

CROSS-BORDER OUTSTANDINGS

    Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of September 30, 1998, December 31, 1998, and September 30, 1999 for each country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. For those individual countries shown in the table below, most of our local currency outstandings are hedged or are funded by local currency borrowings.

                                                                    PUBLIC    CORPORATIONS
                                                     FINANCIAL      SECTOR     AND OTHER        TOTAL
(DOLLARS IN MILLIONS)                               INSTITUTIONS   ENTITIES    BORROWERS     OUTSTANDINGS
--------------------------------------------------  ------------   --------   ------------   ------------
September 30, 1998
  Japan...........................................      $115         $ --         $469            584
  Korea...........................................       376           --          139            515
December 31, 1998
  Japan...........................................       173           --          464            637
  Korea...........................................       448            1          117            566
September 30, 1999
  Japan...........................................       127           --          361            488
  Korea...........................................       459            1           57            517

    The economic condition and the ability of some countries, to which we have cross-border exposure, to manage their external debt obligations have been impacted by the Asian economic crisis that began in the second half of 1997. The Asian economic crisis appears to have stabilized somewhat, though the timing of full recovery is still uncertain. Our exposure in all affected countries continues to be primarily short-term in nature and substantially related to the finance of trade and, in the case of Japan, the provisions of short term working capital facilities to subsidiaries of Japanese companies operating in the United States. For further discussion on the actions taken by management to reduce our credit exposure in Asia and Latin America, see "Allowance for Credit Losses" below.

PROVISION FOR CREDIT LOSSES

    We recorded a $10.0 million provision for credit losses in the third quarter of 1998, compared with a $20.0 million provision for credit losses in the third quarter of 1999. For the nine months ended September 30, 1998, we recorded a $45.0 million provision for credit losses compared with a $35.0 million provision for the same period in 1999.

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

    The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, pools of loans, leases or commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are developed in the following ways:

    - Problem graded loan loss factors are derived from a migration model that tracks historical loss experience over what we believe is reflective of a full business cycle.

    - Pass graded loan loss factors are based on the average annual net charge-off rate over an eight-year period.

    - Pooled loan loss factors (not individually graded loans) are based on expected net charge-offs for one year. Pooled loans are loans that are homogeneous in nature, such as consumer installment and residential mortgage loans and automobile leases.

    Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred. This amount may be determined either by a method prescribed by Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", or by a qualitative method, which is in excess of the amount determined by the application of the formula allowance.

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

    The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration model that is used to establish the loan loss factors for problem graded loans is designed to be self-correcting by taking into account our recent loss experience. Similarly, by basing the pass graded loan loss factors on loss experience over the last eight years, the methodology is designed to take our recent loss experience into account. Pooled loan loss factors are adjusted quarterly based upon the level of net charge-offs expected by management in the next twelve months. Furthermore, our methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors, which affect the collectibility of the portfolio as of the evaluation date, are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

    COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES
     FROM DECEMBER 31, 1998

    At December 31, 1998, our allowance for credit losses was $459.3 million, or
1.89 percent of total loans, and 586 percent of total nonaccrual loans, compared with an allowance for credit losses at September 30, 1999 of $457.4 million, or
1.82 percent of total loans, and 295 percent of total nonaccrual loans.

    In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 1998, total impaired loans were $78.5 million and the associated impairment allowance was $11.2 million, compared with $154.9 million and $33.4 million, respectively, at September 30, 1999.

    During the third quarter of 1999, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for credit losses. Changes in assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, affected the assessment of the unallocated allowance.

    In our assessment as of September 30, 1999, management focused, in particular, on factors affecting elements of the health care, agriculture and technology industries, and the continuing instability on companies and financial institutions in domestic and foreign markets in which we operate and the growth in, and changes in the composition of, the loan portfolio.

    CHANGES IN THE FORMULA, SPECIFIC AND UNALLOCATED ALLOWANCES FROM
     DECEMBER 31, 1998

    At September 30, 1999, the formula allowance was $249 million compared to $206 million at December 31, 1998, an increase of $43 million. This was primarily due to adverse changes in the risk grades of criticized loans as well as higher levels of criticized assets.

    At September 30, 1999, the specific allowance was $41 million compared to $38 million at December 31, 1998, an increase of $3 million. During 1999, we eliminated the $26 million specific allowance on Asian country exposures, which has been incorporated into the formula allowance, while increasing the specific allowance for impaired loans.

    At September 30, 1999, the unallocated allowance was $167 million compared to $215 million at December 31, 1998, a decrease of $48 million. Management believes that the inherent losses related to certain conditions considered in its evaluation of the unallocated allowance have improved moderately or have been recognized in the formula allowance during the nine months ended
September 30, 1999, except for the $14.1 million charge-off related to a single Taiwanese credit, which was recognized in the first quarter of 1999.

    At September 30, 1999, we had a $167 million unallocated allowance in our allowance for credit losses. In evaluating the appropriateness of the unallocated allowance, we considered the following factors:

    - the approximately $58 million to $73 million margin for model and estimation risk prescribed by our credit policy,

    - the effects of abnormal weather conditions and export market conditions on agricultural borrowers, which could be in the range of $6 million to $12 million,

    - the effects of export market conditions and cyclical overcapacity on borrowers in the technology industry, which could be in the range of $17 million to $25 million,

    - the continued effects of the instability in certain Asian countries on borrowers, which could be in the range of $25 million to $51 million,

    - the adverse effects on the health care industry from reduced reimbursements from government medical insurance programs, which could be in the range of $10 million to $15 million, and

    - the continued effects of the global financial turmoil on borrowers in Brazil, which could be in the range of $3 million to $7 million.

    There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth above. See forward-looking statements on page 39.

    CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

    The following table sets forth a reconciliation of changes in our allowance for credit losses.

                                                     FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                    ----------------------      ----------------------
(DOLLARS IN THOUSANDS)                                1998          1999          1998          1999
--------------------------------------------------  --------      --------      --------      --------
Balance, beginning of period......................  $478,133      $450,403      $451,692      $459,328
Loans charged off:
  Commercial, financial and industrial............    10,765        15,080        21,966        27,570
  Construction....................................        --            --             3            --
  Mortgage........................................     3,997            84         4,992           724
  Consumer........................................     5,173         2,978        24,206        10,790
  Lease financing.................................       640           785         1,971         2,559
  Foreign(1)......................................        --            --            --        14,127
                                                    --------      --------      --------      --------
    Total loans charged off.......................    20,575        18,927        53,138        55,770
Recoveries of loans previously charged off:
  Commercial, financial and industrial............     3,187         3,909        17,788        11,479
  Construction....................................        --            --             3            --
  Mortgage........................................     1,048            49         2,705           452
  Consumer........................................     3,717         1,605        11,389         6,242
  Lease financing.................................        95           238           273           581
                                                    --------      --------      --------      --------
    Total recoveries of loans previously charged
      off.........................................     8,047         5,801        32,158        18,754
                                                    --------      --------      --------      --------
      Net loans charged off.......................    12,528        13,126        20,980        37,016
Provision for credit losses.......................    10,000        20,000        45,000        35,000
Foreign translation adjustment and other net
  additions (deductions)(2).......................    (1,888)          152        (1,995)          117
                                                    --------      --------      --------      --------
Balance, end of period............................  $473,717      $457,429      $473,717      $457,429
                                                    ========      ========      ========      ========
Allowance for credit losses to total loans........      2.02%         1.82%         2.02%         1.82%
Provision for credit losses to net loans charged
  off.............................................     79.82        152.37        214.49         94.55
Recoveries of loans to loans charged off in the
  previous period.................................     54.88         43.66         98.76         50.90
Net loans charged off to average loans outstanding
  for the period(3)...............................      0.21          0.21          0.12          0.20

------------------------

(1)  Foreign loans are those loans originated in foreign branches.

(2) Include transfer of reserve for trading account assets of $1.9 million in September 1998.

(3)  Annualized.

    Total loans charged off in the third quarter of 1999 decreased by $1.6 million from the third quarter of 1998, primarily due to decreases in mortgage and consumer loans charged off of $3.9 million and $2.2 million, respectively, as portfolio quality improved, partially offset by a $4.3 million increase in commercial, financial and industrial loans charged off. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

    The third quarter's recoveries of loans previously charged off decreased by $2.2 million from the same period in 1998. However, the percentage of net loans charged off to average loans remained constant at 0.21 percent. At
September 30, 1999, the allowance for credit losses exceeded the net loans charged off during the third quarter of 1999, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

    Total loans charged off in the first nine months of 1999 increased by $2.6 million over the first nine months of 1998, primarily due to a $14.1 million charge-off of a loan from a single foreign relationship as previously described and an increase in commercial, financial and industrial loan charge-offs of $5.6 million, partially offset by a $13.4 million decrease in consumer loans charged off (related to the sale of the credit card portfolio in 1998) and a $4.3 million decrease in mortgage loans charged off, reflecting improvements in portfolio quality. Recoveries of loans previously charged off decreased by $13.4 million while the percentage of net loans charged off to average loans increased from 0.12 percent to 0.20 percent for the nine months ended September 30, 1998 and 1999, respectively. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

NONPERFORMING ASSETS

                                                         SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                        1998            1998             1999
-------------------------------------------------------  --------------   -------------   --------------
Commercial, financial and industrial...................     $ 55,407        $ 60,703         $146,521
Construction...........................................        4,377           4,359            4,334
Commercial mortgage....................................        8,163           8,254            4,045
Other..................................................           --           5,134               --
                                                            --------        --------         --------
    Total nonaccrual loans.............................       67,947          78,450          154,900
Foreclosed assets......................................       13,452          11,400            3,357
                                                            --------        --------         --------
    Total nonperforming assets.........................     $ 81,399        $ 89,850         $158,257
                                                            ========        ========         ========
Allowance for credit losses............................     $473,717        $459,328         $457,429
                                                            ========        ========         ========
Nonaccrual loans to total loans........................         0.29%           0.32%            0.62%
Allowance for credit losses to nonaccrual loans........       697.19          585.50           295.31
Nonperforming assets to total loans and foreclosed
  assets...............................................         0.35            0.37             0.63
Nonperforming assets to total assets...................         0.26            0.28             0.49

    At September 30, 1999, nonperforming assets totaled $158.3 million, an increase of $76.9 million, or 94 percent, from a year earlier. The increase was concentrated among several large credits in different industry sectors. Although the percentage increase is significant, the actual amount of nonperforming assets remains relatively low. We do not believe that the magnitude of this increase is indicative of an ongoing trend.

    Nonaccrual loans as a percentage of total loans were 0.29 percent at September 30, 1998, compared with 0.62 percent at September 30, 1999. Nonperforming assets as a percentage of total loans and foreclosed assets increased to 0.63 percent at September 30, 1999 from 0.35 percent at September 30, 1998.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

                                                         SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                        1998            1998             1999
-------------------------------------------------------  --------------   -------------   --------------
Commercial, financial and industrial...................      $ 1,403         $   913          $ 1,211
Mortgage:
  Residential..........................................        9,223           9,338            4,728
  Commercial...........................................          370          13,955              386
                                                             -------         -------          -------
    Total mortgage.....................................        9,593          23,293            5,114
Consumer and other.....................................        4,299           7,292            4,397
                                                             -------         -------          -------
  Total loans 90 days or more past due and still
    accruing...........................................      $15,295         $31,498          $10,722
                                                             =======         =======          =======

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

    Core deposits provide us with a sizable source of relatively stable and low-cost funds. In the third quarter of 1999, lower cost sources of funds, which include noninterest bearing deposits and interest bearing core deposits, funded 63 percent of average earning assets. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper and other borrowings.

REGULATORY CAPITAL

    The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.

                                                                                                 MINIMUM
                                             SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,    REGULATORY
(DOLLARS IN THOUSANDS)                            1998            1998             1999        REQUIREMENT
-------------------------------------------  --------------   -------------   --------------   -----------
CAPITAL COMPONENTS
Tier 1 capital.............................   $ 2,876,605      $ 2,965,865     $ 3,216,976
Tier 2 capital.............................       598,027          604,938         605,381
                                              -----------      -----------     -----------
Total risk-based capital...................   $ 3,474,632      $ 3,570,803     $ 3,822,357
                                              ===========      ===========     ===========
Risk-weighted assets.......................   $30,176,967      $30,753,030     $32,378,472
                                              ===========      ===========     ===========
Quarterly average assets...................   $30,696,414      $31,627,022     $31,969,687
                                              ===========      ===========     ===========
CAPITAL RATIOS
Total risk-based capital...................         11.51%           11.61%          11.81%        8.0%
Tier 1 risk-based capital..................          9.53             9.64            9.94         4.0
Leverage ratio(1)..........................          9.37             9.38           10.06         4.0

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

    Compared with December 31, 1998, our Tier 1 risk-based capital ratio at September 30, 1999 increased 30 basis points to 9.94 percent, our total risk-based capital ratio increased 20 basis points to 11.81 percent, and our leverage ratio increased 68 basis points to 10.06 percent. The increases in the capital ratios were primarily attributable to the issuance of $350 million in redeemable preferred securities offset by the share repurchase, which occurred in the first quarter, 1999.

    As of September 30, 1999, management believes the capital ratios of Union Bank of California, N.A. met all regulatory minimums of a "well-capitalized" institution.

YEAR 2000

    The year 2000 problem exists because many computer programs use only the last two digits to refer to a year. This convention could affect date-sensitive calculations that treat "00" as the year 1900, rather than as the year 2000. Another issue is that the year 2000 is a leap year and some programs may not properly provide for February 29, 2000.

    This discussion of the implications of the year 2000 problem for us contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which we plan to complete the internal year 2000 modifications are based on management's best estimates of future events. See details with respect to costs for year 2000 on page 28. The material assumptions underlying the estimated cost are the expenses incurred to date, the cost and continued availability of internal and external resources and the time required to accomplish remaining tasks. We cannot guarantee, however, these estimates, and actual results could differ. Moreover, although management believes preparations will be adequate, situations may occur that could have a material adverse effect on us. For example, we place a high degree of reliance on third parties, such as customers, vendors, utilities and other financial and governmental institutions. Although we are assessing the readiness of these third parties and preparing contingency plans, their performance may affect us adversely.

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

    We rely on vendors and customers, and we are addressing year 2000 issues with both groups. We have performed risk assessments and we have taken appropriate measures to minimize risk as much as possible for those vendors that we have assigned a risk rating of medium or high. Presently, approximately
4 percent are rated as medium or high risk, and risk mitigation planning is complete. We have, however, no viable alternatives for some suppliers, such as power distribution and local telephone companies. As with all financial institutions, we place a high degree of reliance on the systems of other institutions, including governmental agencies, to settle transactions. We have successfully tested principal settlement methods associated with major payment systems.

    We also rely on our customers to make necessary preparations for the year 2000 so that their business operations will not be interrupted, thus threatening their ability to honor their financial commitments. We have identified over 2,700 borrowers, capital market counterparties, funding sources, and large depositors that constitute our customers as having financial volumes sufficiently large to warrant our inquiry and assessment of their year 2000 preparation. The financial volumes included loans and unused commitments, collected deposit balances, automated clearinghouse transactions, foreign exchange, and derivatives. We have completed initial and follow-up inquiries and written assessments of customers representing approximately 99 percent of the identified financial volume.

    Our borrowers, the population of customers with loans and unused commitments outstanding, pose the highest level of potential concern. As of September 30, 1999, our ongoing assessment of these borrowers resulted in the following assignments of risk: 97 percent low risk, 3 percent medium risk and less than 1 percent high risk. We have established individual risk mitigation plans for all customers rated as high risk. The risk mitigation plans further evaluate whether year 2000 issues will materially affect the customer's cash flow, asset values, and collateral pledged to us. We seek to implement specific actions that will keep the borrowers focused on corrective measures to reduce potential credit risk. The risk mitigation plans use the normal credit process that we employ to manage credit risk and require the concurrence of a credit administrator.

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

    -  Absenteeism

    -  Inaccessible physical site

    -  Local telecommunications and network failure

    -  Desktop workstation and office equipment failure

    -  Support system failure

    -  Operational disruptions

    -  Vendors and service provider failure

    We are making preparations to meet the unusual demands expected around the millennium change event such as increased levels of customer visits, higher call volumes and increased demand for currency. Plans have been developed so that we are prepared to respond to any interruptions that may occur and so that we can provide satisfactory service to our customers.

    OTHER RELATED DISCLOSURES

    HighMark Capital Management, Inc. is a registered investment advisor and Union Bank of California Investment Services, Inc. is a broker-dealer. Each of these subsidiaries makes publicly available separate year 2000 reports. You can find additional year 2000 information in those reports.

FORWARD-LOOKING STATEMENTS

    Our management frequently makes forward-looking statements in Securities and Exchange Commission filings, such as this one, press releases, news articles, conference calls with Wall Street analysts and when we are speaking on behalf of UnionBanCal. The forward-looking statements we make are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future. There are numerous factors that could and will cause actual results to differ from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our stock price, financial position, or results of operations. Some, but not all, of these factors are discussed below.

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

    ADVERSE ECONOMIC FACTORS AFFECTING CERTAIN INDUSTRIES COULD HAVE AN ADVERSE EFFECT ON OUR CUSTOMERS AND THEIR ABILITY TO MAKE PAYMENTS TO US. We are also subject to certain industry-specific economic factors. For example, a portion of our total loan portfolio is related to real estate obligations, and a portion of our recent growth has been fueled by the general real estate recovery in California. Accordingly, a downturn in the real estate industry in California could have an adverse effect on our operations. Similarly, a portion of our total loan portfolio is to borrowers in the agricultural industry. The weather effects such as those of "El Nino," combined with low commodity prices, may adversely affect the agricultural industry and, consequently, may impact our business negatively.

    FLUCTUATIONS IN INTEREST RATES COULD ADVERSELY AFFECT OUR
BUSINESS. Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow. Conversely, a decrease in interest rates could result in an acceleration in the prepayment of loans. In addition, changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices, could affect the interest rates charged on interest earning assets differently than the interest rates paid on interest bearing liabilities. This difference could result in an increase in interest expense relative to interest income. An increase in market interest rates also could adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs, which could adversely affect our business.

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

    THE BANK OF TOKYO-MITSUBISHI'S FINANCIAL CONDITION COULD ADVERSELY AFFECT OUR OPERATIONS. Although we fund our operations independently of The Bank of Tokyo-Mitsubishi and believe our business is not necessarily closely related to The Bank of Tokyo-Mitsubishi's business or outlook, The Bank of Tokyo-Mitsubishi's credit ratings may affect our credit ratings. The Bank of Tokyo-Mitsubishi's credit ratings were downgraded in October 1998 by Standard and Poor's Corporation and are currently on Moody's Investors Service, Inc.'s credit watch with negative implications. Any future downgrading of The Bank of Tokyo-Mitsubishi's credit rating could adversely affect our credit ratings. Therefore, as long as The Bank of Tokyo-Mitsubishi maintains a majority interest in us, deterioration in The Bank of Tokyo-Mitsubishi's financial condition could result in an increase in our borrowing costs and could impair our access to the public and private capital markets. The Bank of Tokyo-Mitsubishi is also subject to regulatory oversight and review. Our business operations and expansion plans could be negatively affected by regulatory concerns related to the Japanese financial system and The Bank of Tokyo-Mitsubishi.

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

    POSSIBLE DISRUPTION OF BUSINESS DUE TO THE YEAR 2000 PROBLEM. The year 2000 problem results from an inability of computer systems to accurately recognize dates on and after the year 2000. The year 2000 problem is a broad business issue that extends beyond computer failures to possible failures of entire infrastructures, such as telecommunications and data networks, building facilities and security systems and systems of other institutions, including governmental agencies, to settle transactions. Virtually all of our projects involving system testing have been completed, and based on these results we believe that our projects and services are year 2000 ready. We are preparing for the century change with an enterprise-wide year 2000 program. We have identified all of the major application and processing systems, and sought external and internal resources to replace and test the systems. We are testing purchased software, internally developed systems and systems supported by external parties as part of the program. We are evaluating customers and vendors that have significant relationships with us to determine whether they are adequately preparing for the year 2000. In addition, we are developing contingency plans to reduce the impact of some potential events that may occur. However, we cannot guarantee that the systems of vendors or customers with which we do business will be completed on a timely basis, or that contingency plans will shield operations from failures that may occur. The year 2000 problem poses the following principal risks to our business: disruption of our business due to our failure to achieve year 2000 readiness; disruption of our business due to failure of third parties to achieve year 2000 readiness; and disruption in our funding and repayment operations due to failure of fund providers and obligors to achieve year 2000 readiness. We estimate that the total cost of the year 2000 project will be approximately $50 million. We are funding the cost of the year 2000 project with normal operating cash flow. We are staffing our year 2000 project with external people as well as internal staff re-deployed from less time-sensitive assignments. Our estimated total cost could change further as we approach the millennium. Because of the range of possible issues and the large number of variables involved, however, we cannot definitively quantify the potential costs. For example, our remediation efforts or the efforts of third parties may be unsuccessful. Any failure of such remediation efforts could result in a loss of business, damage to our reputation or legal liability. Consequently, such failures could have a material adverse effect on our business.

    POSSIBLE FUTURE SALES OF SHARES BY THE BANK OF TOKYO-MITSUBISHI, LTD. COULD ADVERSELY AFFECT THE MARKET FOR OUR STOCK. Although The Bank of Tokyo-Mitsubishi has announced its intention to maintain its majority ownership in us, The Bank of Tokyo-Mitsubishi may sell shares of our common stock in compliance with the federal securities laws. By virtue of The Bank of Tokyo-Mitsubishi's current control of us, The Bank of Tokyo-Mitsubishi could sell large amounts of shares of our common stock by causing us to file a registration statement that would allow them to sell shares more easily. In addition, The Bank of Tokyo-Mitsubishi could sell shares of our common stock without registration pursuant to Rule 144 under the Securities Act. Although we can make no prediction as to the effect, if any, that such sales would have on the market price of our common stock, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect our market price. If The Bank of Tokyo-Mitsubishi sells or transfers shares of our common stock as a block, another person or entity could become our controlling shareholder.

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

                          PART II.  OTHER INFORMATION

ITEM 4.  OTHER INFORMATION

    ANNUAL MEETING OF SHAREHOLDERS: The Annual Meeting of Shareholders has been set by the Board of Directors to be held on Wednesday, April 26, 2000, at 11:00 a.m. Shareholders who expect to present a proposal at the 2000 Annual Meeting of Shareholders for publication in the Company's proxy statement and action on the proxy form or otherwise for such meeting must submit their proposal by December 31, 1999. The proposal must be mailed to the Corporate Secretary of the Company at 400 California Street, Mail Code 1-001-18, San Francisco, CA 94104. Without such notice, proxy holders appointed by the Board of Directors of the Company will be entitled to exercise their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the proposal in the proxy statement.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits Index:

         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
         3.1            Restated Articles of Incorporation of the Registrant, as
                          amended(1)
         3.2            By-laws of the Registrant, as amended January 27, 1999(2)
        10.1            Management Stock Plan. (As restated effective June 1,
                          1997)*(3)
        10.2            Union Bank of California Deferred Compensation Plan.
                          (January 1, 1997, Restatement, as amended November 21,
                          1996)*(4)
        10.3            Union Bank of California Senior Management Bonus Plan.
                          (Effective January 1, 1999)*(5)
        10.4            Richard C. Hartnack Employment Agreement. (Effective
                          January 1, 1998)*(6)
        10.5            Robert M. Walker Employment Agreement. (Effective
                          January 1, 1998)*(6)
        10.6            Union Bank of California Supplemental Executive Retirement
                          Plan. (Effective January 1, 1988) (Amended and restated as of January 1, 1997)*(3)
        10.7            Union Bank Executive Wellness Plan. (Effective January 1,
                          1994)*(7)
        10.8            Union Bank Financial Services Reimbursement Program.
                          (Effective January 1, 1996)*(8)
        10.9            Performance Share Plan. (Effective January 1, 1997)*(3)
        10.10           Service Agreement Between Union Bank of California and The
                          Bank of Tokyo-Mitsubishi Ltd. (Effective October 1,
                          1997)*(3)
        10.11           Management Stock Plan. (As restated effective January 1,
                          2000)*(5)
        27              Financial Data Schedule(9)

------------------------

(1) Incorporated by reference to Form 10-K for the year ended December 31, 1998.

(2) Incorporated by reference to Form 10-Q for the quarter ended March 31, 1999.

(3) Incorporated by reference to Form 10-K for the year ended December 31, 1997.

(4) Incorporated by reference to Form 10-K for the year ended December 31, 1996.

(5)  Incorporated by reference to Form 10-Q for the quarter ended June 30, 1999.

(6) Incorporated by reference to Form 10-Q for the quarter ended September 30, 1998.

(7) Incorporated by reference to Form 8-K dated April 1, 1996 (filed as exhibit 10.12).

(8) Incorporated by reference to Form 8-K dated April 1, 1996 (filed as exhibit 10.14).

(9)  Filed herewith.

*   Management contract or compensatory plan, contract or arrangement.

(b) Reports on Form 8-K: None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       UNIONBANCAL CORPORATION
                                                       (Registrant)

                                                       By:
                                                            -----------------------------------------
                                                                         David I. Matson
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER

                                                       By:
                                                            -----------------------------------------
                                                                        David A. Anderson
                                                               SENIOR VICE PRESIDENT AND CONTROLLER

                                                       Dated: November 12, 1999