Form 10-K
period 1999-12-31
UNIONBANCAL CORP
filed 2000-03-15
CIK 1011659

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

          Securities registered pursuant to Section 12(b) of the Act:
                                  Common Stock

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of January 31, 2000, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $2,082,705,864. The aggregate market value was computed by reference to the last sales price of such stock.

    As of January 31, 2000, the number of shares outstanding of the registrant's Common Stock was 164,131,465.

                      DOCUMENTS INCORPORATED BY REFERENCE

INCORPORATED DOCUMENT                                         LOCATION IN FORM 10-K
---------------------                                         ----------------------
Portions of the Proxy Statement for the April 26, 2000             Part III
  Annual Meeting of Shareholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                PAGE
                                                              --------
PART I

  Item 1. Business..........................................  2
    General.................................................  2
    Banking.................................................  2
    Subsidiaries............................................  3
    Employees...............................................  3
    Competition.............................................  4
    Monetary Policy.........................................  4
    Supervision and Regulation..............................  4

  Item 2. Properties........................................  6

  Item 3. Legal Proceedings.................................  6

  Item 4. Submission of Matters to a Vote of Security
    Holders.................................................  6

         Executive Officers of the Registrant...............  6

PART II

  Item 5. Market for Registrant's Common Equity and Related
    Shareholder Matters.....................................  9

  Item 6. Selected Financial Data...........................  10, F-1

  Item 7. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................  10, F-1

  Item 7A. Quantitative and Qualitative Disclosures About
    Market Risk.............................................  10, F-36

  Item 8. Financial Statements and Supplementary Data.......  10, F-45

  Item 9. Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure...............  10

PART III

  Item 10. Directors and Executive Officers of the
    Registrant..............................................  10

  Item 11. Executive Compensation...........................  10

  Item 12. Security Ownership of Certain Beneficial Owners
    and Management..........................................  11

  Item 13. Certain Relationships and Related Transactions...  11

PART IV

  Item 14. Exhibits, Financial Statement Schedules, and
    Reports on Form 8-K.....................................  11

Signatures..................................................  II-1

                                     PART I

ITEM 1.  BUSINESS

    THIS DOCUMENT INCLUDES FORWARD-LOOKING INFORMATION WHICH IS SUBJECT TO THE "SAFE HARBOR" CREATED BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS, WHICH INVOLVE OUR PLANS, BELIEFS AND GOALS, REFER TO ESTIMATES OR USE SIMILAR TERMS, INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: ADVERSE ECONOMIC CONDITIONS IN CALIFORNIA, ADVERSE ECONOMIC CONDITIONS AFFECTING CERTAIN INDUSTRIES, FLUCTUATIONS IN INTEREST RATES, CONTROLLING INTEREST IN US BY THE BANK OF
TOKYO-MITSUBISHI, LTD., COMPETITION IN THE BANKING INDUSTRY, RESTRICTIONS ON DIVIDENDS, ADVERSE EFFECTS OF CURRENT AND FUTURE BANKING REGULATIONS, STRATEGIES, AND RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS, DIVESTITURES OR RESTRUCTURINGS. WE UNDERTAKE NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS. SEE ALSO THE SECTION ENTITLED "CERTAIN BUSINESS RISK FACTORS" ON PAGE F-41.

GENERAL

    UnionBanCal Corporation is a commercial bank holding company incorporated in the State of California in 1952 and is among the oldest banks on the West Coast, having roots as far back as 1864. We were formed as a result of the combination of Union Bank with BanCal Tri-State Corporation on April 1, 1996. At
December 31, 1999, Union Bank of California, N.A. our bank subsidiary, was the third largest commercial bank in California, based on total assets and total deposits, and one of the 30 largest commercial banks in the United States. At December 31, 1999, we were 64 percent owned by The Bank of Tokyo-Mitsubishi, Ltd. and 36 percent owned by other shareholders.

    We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, but nationally and internationally as well.

BANKING

    Our operations are divided into four primary segments, which are described more fully in Note 23 of the Consolidated Financial Statements.

    THE COMMUNITY BANKING AND INVESTMENT SERVICES GROUP. This group offers its customers a complete spectrum of financial products under one convenient umbrella. With a full line of checking and savings, investment, loan and fee-based banking products, individual and business clients, including not-for-profit, small and institutional investors, can each have their specific needs met. These products are offered in 249 full-service branches, primarily in California, as well as in Oregon, Washington, Guam, and Saipan. In addition, the group offers international and settlement services, e-banking through our web site, check cashing services at our Cash & Save-Registered Trademark- locations and tailored loan investment products to our high net worth consumer customers through the Private Bank. Institutional customers are offered employee benefit, 401(k) administration, corporate trust, securities lending and custody (global and domestic) services. The group also includes a registered broker-dealer and a registered investment advisor, which manages a proprietary fund family.

    THE COMMERCIAL FINANCIAL SERVICES GROUP. This group offers a variety of commercial financial services, including commercial and project loans, real estate financing, asset-based and leveraged commercial financing, trade finance and letters of credit, lease financing, customized cash management services and selected capital markets products. The group's customers include middle-market companies, large corporations, real estate companies and other more specialized industry customers. In addition, specialized depository services are offered to title and escrow companies, retailers, domestic financial institutions and other customers with significant deposit volumes.

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

    THE GLOBAL MARKETS GROUP. This group, in collaboration with our other business groups, offers customers a broad range of products. They include a variety of foreign exchange products and risk management products, such as interest rate swaps and caps. The group trades money market and fixed income securities in the secondary market and serves institutional investment needs. The group manages the market-related risks for us as part of its responsibilities for asset/liability management, including funding our own liquidity needs and addressing our interest rate risk.

SUBSIDIARIES

    UnionBanCal Corporation has eleven active nonbank subsidiaries that provide various types of services to us and our customers.

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

    - Mills-Ralston, Inc. was established to hold and dispose of problem assets, including other real estate owned (OREO).

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

    - UBOC Investment Services, Inc. (UBOCIS), a registered securities broker-dealer and member of the National Association of Securities Dealers
      (NASD), offers a wide range of investment products. These products include a wide range of securities, including publicly traded stocks, U.S. treasury and government agency issues, stock options, corporate and municipal bonds, and mutual funds. In addition, it provides a wholesale investment program to other financial institutions.

    - Union Bank of California International is an Edge Act subsidiary supporting Union Bank of California, N.A.'s international correspondent banking business.

    - Inland Property Company is a subsidiary investing in low-income housing tax credit partnerships.

EMPLOYEES

    At January 31, 2000, we had 8,776 full-time-equivalent employees.

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

MONETARY POLICY

    The operations of bank holding companies and their subsidiaries are affected by the credit and monetary policies of the Federal Reserve Board (FRB). The FRB influences the financial performance of bank holding companies and their subsidiaries through its management of the discount rate, the money supply, and reserve requirements on bank deposits. Monetary policies of the FRB have had, and will continue to have, a significant effect on the operating results of financial institutions, including us.

SUPERVISION AND REGULATION

    We and The Bank of Tokyo-Mitsubishi, Ltd., as a result of its ownership in us, are subject to regulation under the Bank Holding Company Act of 1956 (BHCA), as amended, which subjects us to FRB reporting and examination requirements. Generally, the BHCA restricts any investment that we may make to no more than 5 percent of the voting shares of any non-banking entity, and we may not acquire more than 5 percent of the voting shares of any domestic bank without the prior approval of the FRB. Our activities are limited, with some exceptions, to banking, the business of managing or controlling banks, and activities which the regulatory authorities deem to be so closely related to banking as to be a "proper incident thereto".

    Union Bank of California, N.A. and most of its subsidiaries are regulated by the Office of the Comptroller of the Currency (OCC). Our subsidiaries are also subject to extensive regulation, supervision, and examination by various other federal and state regulatory agencies. In addition, Union Bank of California, N.A. and its subsidiaries are subject to certain restrictions under the Federal Reserve Act, including restrictions on affiliate transactions. Dividends payable by Union Bank of California, N.A. to us are subject to a formula imposed by the OCC unless express approval is given to deviate from the formula. For more information regarding restrictions on loans and dividends by Union Bank of California, N.A. to its affiliates and on transactions with affiliates, see Notes 17 and 22 to our Consolidated Financial Statements included in this Form 10-K.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) imposed stricter capital requirements on banks. FDICIA requires federal bank regulatory authorities to take "prompt corrective action" in dealing with inadequately capitalized banks. FDICIA established five tiers of capital measurement ranging from "well capitalized" to "critically undercapitalized". It is our policy to maintain risk-based capital ratios at or above the required minimum capital adequacy levels for both Union Bank of California, N.A. and us. At December 31, 1999, we believe that Union Bank of California, N.A. met the requirements of a "well capitalized" institution.

    Furthermore, the activities of HighMark Capital Management, Inc. and UBOCIS are subject to the rules and regulations of the Securities and Exchange Commission as well as state securities regulators. UBOCIS is also subject to the rules and regulations of the National Association of Securities Dealers, Inc.

    There are additional requirements and restrictions in the laws of the United States and the states of California, Oregon, and Washington, as well as other states in which Union Bank of California, N.A. and its subsidiaries may conduct operations. These include restrictions on the amount of loans and the nature and amount of investments, as well as activities as an underwriter of securities, the opening and closing of branches and the acquisition of other financial institutions. The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (CRA) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

    The international activities of Union Bank of California, N.A. are subject to the laws and regulations of the jurisdiction where business is being conducted, which may change from time to time and affect Union Bank of California, N.A.'s business opportunities and competitiveness in these jurisdictions. Furthermore, due to the controlling ownership of us by The Bank of Tokyo-Mitsubishi, Ltd., regulatory requirements adopted or enforced by the Government of Japan may have an effect on the activities and investments of Union Bank of California, N.A. and us in the future.

    On November 12, 1999 President Clinton signed into law the Gramm-Leach-Bliley Act (the GLB Act), key portions of which became effective on March 11, 2000. The GLB Act repeals provisions of the Glass-Steagall Act, which prohibit commercial banks and securities firms from affiliating with each other and engaging in each other's businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated. The BHCA is also amended by the GLB Act, to allow new "financial holding companies" (FHC) to offer banking, insurance, securities and other financial products to consumers. Specifically, the GLB Act amends section 4 of the BHCA in order to provide for a framework to engage in new financial activities. Bank holding companies (BHC) such as we may elect to become a financial holding company if all of their subsidiary depository institutions are well-capitalized and well-managed. Under current FRB interpretations, a foreign bank, such as The Bank of Tokyo-Mitsubishi Ltd., which owns a subsidiary U.S. bank holding company, must make the election on behalf of itself and its U.S. holding company. In addition, the foreign bank must be well capitalized and well managed in accordance with standards comparable to those required of U.S. banks as determined by the FRB and must have a satisfactory or better CRA rating. We do not expect that The Bank of Tokyo-Mitsubishi, Ltd. will make a financial holding company election in the immediate future. Under the GLB Act, national banks (as well as FDIC-insured state banks, subject to various requirements), such as Union Bank of California, N.A., are permitted to engage through "financial subsidiaries" in certain financial activities permissible for affiliates of FHCs. However, to be able to engage in such activities, the national bank must also be well-capitalized and well-managed and receive at least a "satisfactory" rating in its most recent CRA examination. In addition, if the national bank ranks as one of the top 50 largest insured banks in the United States, as we do, it must have an issue of outstanding long-term debt rated in one of the 3 highest rating categories by an independent rating agency, which we presently do not. If the national bank falls within the next group of 50, it must either meet the debt rating test described above or satisfy a comparable test jointly agreed to by the FRB and the Treasury Department. No debt rating is required for a national bank not within the top 100 largest insured banks in the United States.

    We cannot be certain of the effect of the foregoing recently enacted legislation on our business, although there is likely to be consolidation among financial services institutions and increased competition for us.

    Changes in the laws, regulations, or policies that impact Union Bank of California, N.A. and us cannot necessarily be predicted and may have a material effect on the business and earnings thereof.

    See Consolidated Financial Statements starting on page F-45 for specific financial information on UnionBanCal Corporation.

ITEM 2.  PROPERTIES

    At December 31, 1999, we operated 240 full service branches in California, 6 full service branches in Oregon and Washington, and 18 overseas branches and business offices. In addition, we have another 42 limited service branches, including 5 Cash & Save-Registered Trademark- facilities, and 4 Private Bank offices. We own the property occupied by 85 of the domestic offices and lease the remaining properties for periods of five to twenty years.

    We own two administrative facilities in San Francisco and three in San Diego. Other administrative offices in San Francisco, Los Angeles, Portland, Seattle, and New York operate under long-term leases expiring in one to twenty-six years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following information pertains to our executive officers:

EXECUTIVE OFFICER             AGE             PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
-------------------------   --------   ------------------------------------------------------------
Kaoru Hayama............       65      Mr. Hayama has served as Chairman of UnionBanCal Corporation and Union Bank of California, N.A. since September 1998. He served as Deputy President of The Bank of
                                       Tokyo-Mitsubishi, Ltd. from April 1996 to June 1998 and as
                                       Deputy President of the Bank of Tokyo, Ltd. from June 1994 to April 1996. He had previously served as a director of
                                       Union Bank during 1992-1994, while also serving as the Bank of Tokyo Ltd.'s Senior Managing Director of the Americas and
                                       Chairman and Chief Executive Officer of The Bank of Tokyo
                                       Trust Company. Mr. Hayama has served as a director of
                                       UnionBanCal Corporation since September 1998.

Takahiro Moriguchi......       55      Mr. Moriguchi has served as President and Chief Executive
                                       Officer of UnionBanCal Corporation and Union Bank of
                                       California, N.A. since May 1997. He served as Vice Chairman and Chief Financial Officer of UnionBanCal Corporation and
                                       Union Bank of California, N.A. from April 1996 to May 1997.
                                       He served as Vice Chairman and Chief Financial Officer of
                                       Union Bank from June 1993 until March 1996. He served as
                                       General Manager of the former Bank of Tokyo, Ltd.'s Capital
                                       Markets Division 2 from May 1992 to May 1993. He has served as a director of The Bank of Tokyo-Mitsubishi, Ltd. since
                                       April 1996 and as a director of the Bank of Tokyo, Ltd.
                                       prior thereto. Mr. Moriguchi has served as a director of
                                       UnionBanCal Corporation since June 1993.

EXECUTIVE OFFICER             AGE             PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
-------------------------   --------   ------------------------------------------------------------
Yoshihiko Someya........       52      Mr. Someya has served as Deputy Chairman and head of Credit and Administration for UnionBanCal Corporation and Union
                                       Bank of California, N.A. since July 1998. He served as
                                       Executive Vice President and head of Credit Management and
                                       Support Liaison for UnionBanCal Corporation and Union Bank
                                       of California, N.A. from March 1998 to July 1998. He served as Deputy General Manager of the Osaka Branch of The Bank of
                                       Tokyo-Mitsubishi Ltd. from May 1996 to March 1998. He served as General Manager, Financial Institutions Division of
                                       Mitsubishi Bank, Ltd. from May 1995 to May 1996. He served as Director and General Manager of DC Card Company, Ltd., a
                                       subsidiary of Mitsubishi Bank, Ltd. from May 1993 to
                                       May 1995. Mr. Someya has served as a director of
                                       UnionBanCal Corporation since July 1998.

Richard C. Hartnack.....       54      Mr. Hartnack has served as Vice Chairman and head of the
                                       Community Banking and Investment Services Group since August
                                       1999 and the Community Banking Group for UnionBanCal
                                       Corporation and Union Bank of California, N.A. from
                                       April 1996 to August 1999. He served as Vice Chairman of
                                       Union Bank from June 1991 until March 1996. Mr. Hartnack has served as a director of UnionBanCal Corporation since
                                       June 1991.

Robert M. Walker........       58      Mr. Walker has served as Vice Chairman and head of the
                                       Commercial Financial Services Group for UnionBanCal
                                       Corporation and Union Bank of California, N.A. since
                                       April 1996. He served as Vice Chairman in the same position with Union Bank from July 1992 until March 1996. Mr. Walker has served as a director of UnionBanCal Corporation since
                                       July 1992.

Linda Betzer............       53      Ms. Betzer has served as Executive Vice President and head of the Operations and Customer Services Group for
                                       UnionBanCal Corporation and Union Bank of California, N.A.
                                       since January 2000. She served as Executive Vice President of Commercial Customer Services from April 1996 to
                                       January 2000 and Senior Vice President of Commercial
                                       Customer Services with Union Bank from 1994 to April 1996.

Peter R. Butcher........       60      Mr. Butcher has served as Executive Vice President and Chief
                                       Credit Officer of UnionBanCal Corporation and Union Bank of
                                       California, N.A. since July 1998 and as Executive Vice
                                       President, Credit Management and Compliance Group, of
                                       UnionBanCal Corporation and Union Bank of California, N.A.
                                       since April 1996. He served as Executive Vice President and
                                       Chief Credit Officer of the BanCal Tri-State Corporation and
                                       Bank of California, N.A. from July 1993 until March 1996. He served as Executive Vice President of Society National Bank from March 1992 to July 1993.

EXECUTIVE OFFICER             AGE             PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
-------------------------   --------   ------------------------------------------------------------
Katsuyoshi Hamahashi....       51      Mr. Hamahashi has served as head of Global Markets Group for
                                       UnionBanCal Corporation and Union Bank of California, N.A.
                                       since October 1998 and as Executive Vice President and
                                       Treasurer of UnionBanCal Corporation and Union Bank of
                                       California, N.A. since April 1996. He served as Executive
                                       Vice President and Treasurer of Union Bank from
                                       February 1996 until March 1996 and Senior Vice President
                                       and Treasurer of Union Bank from February 1993 to
                                       February 1996.

David I. Matson.........       55      Mr. Matson has served as Executive Vice President and Chief
                                       Financial Officer of UnionBanCal Corporation and Union Bank
                                       of California, N.A. since July 1998. He served as Executive
                                       Vice President and Director of Finance of UnionBanCal
                                       Corporation and Union Bank of California, N.A. from
                                       August 1997 to July 1998. He served as Executive Vice
                                       President and head of the Institutional and Deposit Markets
                                       Division from April 1996 until July 1997. He served in the same capacity at Union Bank from January 1994 until
                                       March 1996. He served as Senior Vice President of Union Bank for more than five years prior thereto.

Magan C. Patel..........       62      Mr. Patel has served as Executive Vice President and head of the International Banking Group for UnionBanCal Corporation
                                       and Union Bank of California, N.A. since April 1996. He
                                       served as Executive Vice President, International Banking
                                       Group, of the BanCal Tri-State Corporation and the Bank of
                                       California, N.A. for more than five years prior thereto.

Charles L. Pedersen.....       56      Mr. Pedersen has served as Executive Vice President and head of the Systems, Technology and Item Processing Group for
                                       UnionBanCal Corporation and Union Bank of California, N.A.
                                       since April 1996. He served as Executive Vice President and head of the Bank Operations and Automation Group for Union
                                       Bank from September 1992 until March 1996.

Michael A.C. Spilsbury...      50      Mr. Spilsbury has served as Executive Vice President and
                                       head of e-Business Solutions since January 2000 and of the
                                       Operations and Services Group of UnionBanCal Corporation and
                                       Union Bank of California, N.A. from April 1996 to January
                                       2000. He served as Executive Vice President, Resources and
                                       Services, with the BanCal Tri-State Corporation and the Bank of California, N.A. from January 1992 through March 1996.

EXECUTIVE OFFICER             AGE             PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
-------------------------   --------   ------------------------------------------------------------
Ikuzo Sugiyama..........       50      Mr. Sugiyama has served as Executive Vice President and head of the Pacific Rim Corporate Group for UnionBanCal
                                       Corporation and Union Bank of California, N.A., and General
                                       Manager of the Los Angeles Branch of The Bank of
                                       Tokyo-Mitsubishi, Ltd. since July 1997. He served as Chief
                                       Manager, Corporate Banking Division No. 3 under Corporate
                                       Banking Group No. 1 of The Bank of Tokyo-Mitsubishi, Ltd.
                                       from April 1996 to July 1997. From April 1994 to
                                       April 1996, he served as Deputy General Manager of the
                                       Marunouchi Office of the Bank of Tokyo, Ltd. From May 1991
                                       to March 1994, he served as Deputy General Manager of the
                                       Los Angeles Agency of the Bank of Tokyo, Ltd. and as Senior
                                       Vice President of the Japanese Corporate Department-LA of
                                       Union Bank.

Philip M. Wexler........       61      Mr. Wexler has served as Executive Vice President and head of the Specialized Lending Group for UnionBanCal Corporation
                                       and Union Bank of California, N.A. since April 1996. He
                                       served as Executive Vice President and General Manager of
                                       the Specialized Lending Group of Union Bank from
                                       October 1987 through March 1996.

    The term of office of the executive officer extends until the officer resigns, is removed, retires, or is otherwise disqualified for service. There is no family relationship among any such officers.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    Our common stock is traded on the New York Stock Exchange under the symbol UB. As of January 31, 2000, our common stock was held by approximately 2,222 registered shareholders. At December 31, 1999, The Bank of
Tokyo-Mitsubishi, Ltd. held 64 percent of our common stock. During 1998 and 1999, the average daily trading volume of our common stock was approximately 150,057 shares and 398,925 shares, respectively. At December 31, 1997, 1998 and 1999, our common stock closed at $35.83 per share, $34.06 per share, and $39.44 per share, respectively. The following table presents stock quotations for each quarterly period for the two years ended December 31, 1999.

                                                     1998                  1999
                                              -------------------   -------------------
                                                HIGH       LOW        HIGH       LOW
                                              --------   --------   --------   --------
First quarter...............................   $35.67     $27.83     $37.88     $30.13
Second quarter..............................    38.33      29.83      38.88      31.50
Third quarter...............................    34.33      23.63      40.88      35.00
Fourth quarter..............................    35.25      24.67      46.44      34.69

    The following table presents quarterly per share cash dividends declared for 1998 and 1999:

                                                                1998       1999
                                                              --------   --------
First quarter...............................................   $0.14      $0.19
Second quarter..............................................    0.14       0.19
Third quarter...............................................    0.14       0.19
Fourth quarter..............................................    0.19       0.25

    On November 18, 1998, our Board of Directors approved a 36 percent increase in our quarterly common stock dividend for the fourth quarter of 1998 from $0.14 per share to $0.19 per share. On November 17, 1999 our Board of Directors approved a 32 percent increase in our quarterly common stock dividend for the fourth quarter of 1999 from $0.19 per share to $0.25 per share. Future dividends will depend upon our earnings, financial condition, capital requirements and other factors as our Board of Directors may deem relevant.

    We offer a dividend reinvestment and stock purchase plan that allows shareholders to reinvest dividends in our common stock at 5 percent below the market price. The Bank of Tokyo-Mitsubishi, Ltd. did not participate in the plan during 1998 and 1999. For further information about these plans, see Note 13 to our Consolidated Financial Statements.

    The availability of our retained earnings for the payment of dividends is affected by certain legal restrictions. See Note 17 to our Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

    See page F-1 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See pages F-1 through F-44 of this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See pages F-36 through F-39 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See pages F-45 through F-91 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to our Proxy Statement for the April 26, 2000 Annual Meeting of Shareholders for incorporation by reference of information concerning directors and persons nominated to become directors of UnionBanCal Corporation. Information concerning our executive officers as of January 31, 2000 is included in Part I above in accordance with Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

    Information concerning executive compensation is incorporated by reference from the text under the caption "Compensation and Other Transactions with Management and Others" in the Proxy Statement for the April 26, 2000 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning ownership of the equity stock of UnionBanCal Corporation by certain beneficial owners and management is incorporated by reference from page 1 and the text under the caption "Election of Directors" in the Proxy Statement for the April 26, 2000 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions with officers, directors, and The Bank of Tokyo-Mitsubishi, Ltd. is incorporated by reference from the text under the caption "Transactions with Management and Others" in the Proxy Statement for the April 26, 2000 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

    Our Consolidated Financial Statements, the Management Statement, and the independent auditors' report are set forth on pages F-46 through F-91. (See index on page F-45).

(a)(2) Financial Statement Schedules

    All schedules to our Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in our Consolidated Financial Statements or accompanying notes.

(a)(3) Exhibits

         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
         3.1.........   Restated Articles of Incorporation of the Registrant, as
                        amended(1)

         3.2.........   By-laws of the Registrant, as amended January 27, 1999(2)

        10.1.........   Management Stock Plan. (As restated effective June 1,
                        1997)*(3)

        10.2.........   Union Bank of California Deferred Compensation Plan.
                        (January 1, 1997, Restatement, as amended November 21,
                          1996)*(4)

        10.3.........   Union Bank of California Senior Management Bonus Plan.
                        (Effective January 1, 1999)*(5)

        10.4.........   Richard C. Hartnack Employment Agreement. (Effective
                        January 1, 1998)*(6)

        10.5.........   Robert M. Walker Employment Agreement. (Effective
                        January 1, 1998)*(6)

        10.6.........   Union Bank of California Supplemental Executive Retirement
                        Plan. (Effective January 1, 1988) (Amended and restated as of January 1, 1997)*(3)

        10.7.........   Union Bank Executive Wellness Plan. (Effective January 1,
                        1994)*(7)

        10.8.........   Union Bank Financial Services Reimbursement Program.
                        (Effective January 1, 1996)*(8)

        10.9.........   Performance Share Plan. (Effective January 1, 1997)*(3)

        10.10........   Service Agreement Between Union Bank of California and The
                        Bank of Tokyo-Mitsubishi Ltd. (Effective October 1,
                          1997)*(3)

        10.11........   Management Stock Plan. (As restated effective January 1,
                        2000)*(5)

        12.1.........   Computation of Ratio of Earnings to Combined Fixed Charges
                        and Preferred Stock Dividend Requirements(9)

        21.1.........   Subsidiaries of the Registrant(9)

        23.1.........   Consent of Deloitte & Touche LLP(9)

        24.1.........   Power of Attorney, dated February 23, 2000(9)

        24.2.........   Resolution of Board of Directors, dated February 23, 2000(9)

        27.1.........   Financial Data Schedule(9)

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

(b) Reports on Form 8-K:

We filed a report on Form 8-K on August 19, 1999 under Item 5 to report the announcement of Mission Excel, a plan to fund significant new business growth as well as to control costs by streamlining operations.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

SELECTED FINANCIAL DATA

                                                              AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)      1995           1996           1997           1998           1999
---------------------------------------------  ------------   ------------   ------------   ------------   ------------
RESULTS OF OPERATIONS:
  Net interest income(1)....................   $  1,152,777   $  1,175,302   $  1,237,010   $  1,322,655   $  1,419,019
  Provision for credit losses...............         53,250         40,000             --         45,000         65,000
  Noninterest income........................        395,319        418,676        463,001        533,531        586,759
  Noninterest expense.......................        978,101      1,134,904      1,044,665      1,135,218      1,281,973
                                               ------------   ------------   ------------   ------------   ------------
  Income before income taxes(1).............        516,745        419,074        655,346        675,968        658,805
  Taxable-equivalent adjustment.............         10,444          6,724          5,328          4,432          3,186
  Income tax expense........................        193,359        162,892        238,722        205,075        213,888
                                               ------------   ------------   ------------   ------------   ------------
  Net income................................   $    312,942   $    249,458   $    411,296   $    466,461   $    441,731
                                               ============   ============   ============   ============   ============
NET INCOME APPLICABLE TO COMMON STOCK.......   $    301,637   $    238,152   $    403,696   $    466,461   $    441,731
                                               ============   ============   ============   ============   ============
PER COMMON SHARE:
  Net income (basic)........................   $       1.74   $       1.37   $       2.31   $       2.66   $       2.65
  Net income (diluted)......................           1.73           1.36           2.30           2.65           2.64
  Dividends(2)..............................           0.47           0.47           0.51           0.61           0.82
  Book value (end of period)................          13.49          13.53          15.32          17.45          18.18
  Common shares outstanding (end of
    period).................................    174,180,493    174,457,603    174,917,674    175,259,919    164,282,622
  Weighted average common shares outstanding
    (basic).................................    173,806,300    174,391,048    174,683,338    175,127,487    166,382,074
  Weighted average common shares outstanding
    (diluted)...............................    174,099,241    174,783,565    175,189,078    175,737,303    167,149,207
BALANCE SHEET (END OF PERIOD):
  Total assets..............................   $ 27,546,859   $ 29,234,059   $ 30,585,265   $ 32,276,316   $ 33,684,776
  Total loans...............................     20,431,683     21,049,787     22,741,408     24,296,111     25,912,958
  Nonperforming assets......................        246,871        156,784        129,809         89,850        169,780
  Total deposits............................     19,655,043     21,532,960     23,296,374     24,507,879     26,256,607
  Subordinated capital notes................        501,369        382,000        348,000        298,000        298,000
  Trust prefered securities.................             --             --             --             --        350,000
  Preferred stock...........................        135,000        135,000             --             --             --
  Common equity.............................      2,349,092      2,359,933      2,679,299      3,058,244      2,987,468
BALANCE SHEET (PERIOD AVERAGE):
  Total assets..............................   $ 25,564,843   $ 27,899,734   $ 29,692,992   $ 30,523,806   $ 32,141,497
  Total loans...............................     18,974,540     20,727,577     21,855,911     23,215,504     25,024,777
  Earning assets............................     22,849,129     24,717,326     26,291,822     27,487,390     29,017,122
  Total deposits............................     17,969,972     20,101,544     22,067,155     22,654,714     23,893,045
  Common equity.............................      2,197,476      2,325,437      2,514,610      2,845,964      2,939,591
FINANCIAL RATIOS:
  Return on average assets..................           1.22%          0.89%          1.39%          1.53%          1.37%
  Return on average common equity...........          13.73          10.24          16.05          16.39          15.03
  Efficiency ratio(3).......................          63.39          71.02          61.53          61.31          63.98
  Net interest margin(1)....................           5.05           4.75           4.70           4.81           4.89
  Dividend payout ratio.....................          27.01          34.31          22.08          22.93          30.94
  Tangible equity ratio.....................           8.20           7.80           8.54           9.30           8.70
  Tier 1 risk-based capital ratio...........           9.35           9.08           8.96           9.64           9.94
  Total risk-based capital ratio............          11.70          11.17          11.05          11.61          11.79
  Leverage ratio............................           8.70           8.41           8.53           9.38          10.10
  Allowance for credit losses to total
    loans...................................           2.72           2.49           1.99           1.89           1.82
  Allowance for credit losses to nonaccrual
    loans...................................         266.56         408.48         413.12         585.50         281.00
  Net loans charged off to average total
    loans...................................           0.32           0.34           0.33           0.15           0.22
  Nonperforming assets to total loans and
    foreclosed assets.......................           1.21           0.74           0.57           0.37           0.66
  Nonperforming assets to total assets......           0.90           0.54           0.42           0.28           0.50

------------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date. Amounts prior to the merger are based on Union Bank only and do not include the dividend of $145 million paid to The Mitsubishi Bank Limited in the first quarter of 1996 by BanCal Tri-State Corporation and The Bank of California, N.A.

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income
    (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(3.2) million, $2.9 million, $(1.3) million, $(2.8) million, and $(1.3) million for 1995 through 1999, respectively.

    THIS DOCUMENT INCLUDES FORWARD-LOOKING INFORMATION WHICH IS SUBJECT TO THE "SAFE HARBOR" CREATED BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS, WHICH INVOLVE OUR PLANS, BELIEFS AND GOALS, REFER TO ESTIMATES OR USE SIMILAR TERMS, INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: ADVERSE ECONOMIC CONDITIONS IN CALIFORNIA, ADVERSE ECONOMIC CONDITIONS AFFECTING CERTAIN INDUSTRIES, FLUCTUATIONS IN INTEREST RATES, CONTROLLING INTEREST IN US BY THE BANK OF
TOKYO-MITSUBISHI, LTD., COMPETITION IN THE BANKING INDUSTRY, RESTRICTIONS ON DIVIDENDS, ADVERSE EFFECTS OF CURRENT AND FUTURE BANKING REGULATIONS, STRATEGIES, AND RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS, DIVESTITURES OR RESTRUCTURINGS. WE UNDERTAKE NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS. SEE ALSO THE SECTION ENTITLED "CERTAIN BUSINESS RISK FACTORS" ON PAGE F-41.

    You should read the following discussion and analysis of our consolidated financial position and the results of our operations for the years ended December 31, 1997, 1998 and 1999 together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K. Averages as presented in the following tables are substantially all based upon daily average balances.

INTRODUCTION

    We are a California-based, commercial bank holding company with consolidated assets of $33.7 billion at December 31, 1999. At year-end 1999, Union Bank of California, N.A. was the third largest commercial bank in California, based on total assets and total deposits in California, and one of the 30 largest commercial banks in the United States.

    UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A., (the Bank) was created on April 1, 1996 by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control, similar to a pooling of interests. Accordingly, all historical financial information has been restated as if the combination had been in effect for all periods presented.

    On March 3, 1999, we completed a secondary offering of 28.75 million shares of our Common Stock owned by our majority shareholder, The Bank of Tokyo-Mitsubishi, Ltd. We received no proceeds from this transaction. Concurrent with the secondary offering, we repurchased 8.6 million shares of our outstanding Common Stock from The Bank of Tokyo-Mitsubishi, Ltd. and
2.1 million shares owned by Meiji Life Insurance Company with $312 million of the net proceeds from the issuance of $350 million of 7 3/8 percent capital securities early in 1999. After the secondary offering and the repurchase, The Bank of Tokyo-Mitsubishi, Ltd. owns 64 percent of our stock, or 105.6 million shares, compared with 82 percent prior to the transaction.

SELECTED SUPPLEMENTAL PRO FORMA FINANCIAL DATA

    To facilitate the discussion of the results of operations, the following table includes certain pro forma earnings disclosures and ratios. These presentations supplement the Consolidated Statements of Income on page F-46 which are prepared in accordance with generally accepted accounting principles, primarily with respect to the treatment of the restructuring charge, which was recorded in the third quarter of 1999, and the 1998 reduction of California Franchise Tax liability, which related to 1997. Management believes that it is meaningful to understand the operating results and trends excluding these expenses and, therefore, has included information in this table and in the MD&A which follows, that presents income excluding these items and related pro forma ratio and per share calculations.

                                                              AS OF AND FOR THE YEARS
                                                                       ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                    1998         1999
------------------------------------------------------------  ----------   ----------
INCOME BEFORE INCOME TAXES..................................   $675,968     $658,805
  Restructuring charge......................................         --       85,000
  Taxable equivalent adjustment.............................     (4,432)      (3,186)
  Income tax expense(1)(2)..................................   (234,325)    (243,704)
                                                               --------     --------
PRO FORMA EARNINGS(1)(2)....................................   $437,211     $496,915
                                                               ========     ========

PER COMMON SHARE, EXCLUDING RESTRUCTURING CHARGE AND CERTAIN
  INCOME TAXES
  Pro forma earnings (basic)(1)(2)..........................   $   2.50     $   2.99
  Pro forma earnings (diluted)(1)(2)........................       2.49         2.97

SELECTED FINANCIAL RATIOS, EXCLUDING RESTRUCTURING CHARGE
  AND CERTAIN INCOME TAXES
  Pro forma return on average assets(1)(2)..................       1.43%        1.55%
  Pro forma return on average common equity(1)(2)...........      15.36        16.83
  Pro forma efficiency ratio(3).............................      61.31        59.74
  Pro forma dividend payout ratio(1)(2).....................      24.40        27.42

------------------------

(1) Excludes 3rd Quarter 1998 reduction in California Franchise Tax liability of $29.250 million (net of federal tax), which related to 1997.

(2) Excludes the income tax expense related to the restructuring charge of $29.816 million.

(3) The pro forma efficiency ratio is noninterest expense, excluding foreclosed asset income and restructuring charge, as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset income was $2.8 million in 1998 and $1.3 million in 1999.

    Reported net income was $466.5 million, or $2.65 per diluted common share in 1998, compared with $441.7 million, or $2.64 per diluted common share in 1999. Excluding the effects of the $85 million restructuring charge ($55.2 million net of tax), which was recorded in the third quarter of 1999, and the effects of the $29.3 million in reduced California Franchise Tax liabilities (related to tax year 1997), recorded in 1998, pro forma net earnings were $437.2 million, or $2.49 per diluted common share in 1998, compared to $496.9 million, or 2.97 per diluted common share in 1999. This increase in pro forma diluted earnings per share of 19 percent in 1999 was due to a $96.4 million, or 7 percent, increase in net interest income, and a $53.2 million, or 10 percent, increase in noninterest income, offset by an increase of $20.0 million, or 44 percent in the provision for credit losses, and a $61.8 million, or 5 percent, increase in noninterest expense. Other highlights in 1999 include:

    - Net interest income, on a taxable-equivalent basis, was $1.4 billion in 1999, an increase of $96.4 million, or 7 percent from 1998. Net interest margin for 1999 was 4.89 percent, or 8 basis points higher than 1998.

    - The provision for credit losses was $65.0 million in 1999, compared with $45.0 million in 1998.

    - Noninterest income was $586.8 million in 1999, an increase of $53.2 million, or 10 percent from 1998. Excluding a $17.1 million pre-tax gain ($10.3 million after tax) from the sale of our $253 million credit card portfolio in April 1998, noninterest income increased $70.3 million, or 14 percent in 1999.

    - Noninterest expense, excluding the restructuring charge, was $1.2 billion in 1999, an increase of $61.8 million, or 5 percent over 1998.

    - Our pro forma effective tax rate in 1998 was 35 percent (excluding the effects of the California Franchise Tax liability reduction discussed on F-3), compared with 33 percent in 1999.

    - Reported return on average assets in 1999 was 1.37 percent, while reported return on average common equity for the same period was 15.03 percent. Our pro forma return on average assets in 1999 increased to 1.55 percent, compared to 1.43 percent in 1998. Our pro forma return on average common equity in 1999 increased to 16.83 percent, compared to 15.36 percent in 1998.

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

    The first phase of the Mission Excel project was the development of an implementation plan. The implementation plan was finalized and approved by our Board of Directors on August 13, 1999. Implementation of the Mission Excel project, which is being overseen by dedicated senior staff, is expected to be complete in the first quarter of 2001.

    In connection with Mission Excel, we incurred an $85 million restructuring charge in the third quarter of 1999. The charge consists of $70 million in personnel expense for approximately 1,400 employees to be terminated under the plan, $63 million of which relates to direct severance payments to employees. The remaining $15 million relates to lease termination costs for eight facilities that will be vacated and professional services cost incurred in connection with Mission Excel. The projected annualized financial impact (pre-tax) of Mission Excel will approximate $225 million, which is comprised of $90 million of additional revenues and $135 million of reduced expenses. No assurances can be given that these projections will be realized.

    At the completion of the plan, we expect to have terminated approximately 1,400 employees, a 15 percent company-wide reduction in employees. From
August 16, 1999 to December 31, 1999, 450 employees were terminated under the plan. Another 530 positions are scheduled to be eliminated during the first six months of 2000. Most, if not all of the remaining employees will have been notified of their termination by June 30, 2000. These terminations are not concentrated in any one particular group or class of staff.

    The terminations arising from Mission Excel will reduce the number of employees in each business unit as follows:

Community Banking and Investment Services Group.............     17%
Commercial Financial Services Group.........................     16%
International Banking Group.................................     21%
Global Markets Group........................................     17%
Other.......................................................     11%

    The following table presents the restructuring reserve for the period, the cash and noncash utilization of the reserve, and the resulting balance as of December 31, 1999.

(DOLLARS IN THOUSANDS)                                         TOTAL
------------------------------------------------------------  --------
Balance at December 31, 1998................................  $    --
Restructuring charge........................................   85,000
Utilization for the period:
  Cash......................................................   11,950
  Noncash...................................................    3,691
                                                              -------
Balance at December 31, 1999................................  $69,359
                                                              =======

BUSINESS SEGMENTS

    We segregate our operations into four primary business units for the purpose of management reporting, as shown in the table on the following pages. The results show the financial performance of our major business units.

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

    The significant changes in the RAROC measurement methodology concern the recognition of credit expense for expected losses arising from credit risk and the attribution of economic capital related to unexpected losses arising from credit, market and operational risks. Business unit results are based on an internal management reporting system used by management to measure the performance of the units and UnionBanCal Corporation as a whole. The management reporting system identifies balance sheet and income statement items to each business unit based on internal management accounting policies. Net interest income is determined using our internal funds transfer pricing system, which assigns a cost of funds to assets or a credit for funds to liabilities and capital, based on their type, maturity or repricing characteristics. Noninterest income and expense directly or indirectly attributable to a business unit are assigned to that business.

    We have restated the business units' results for the prior periods to reflect the new RAROC methodology, as well as any reorganizational changes that have occurred.

                                 COMMUNITY BANKING
                                   AND INVESTMENT              COMMERCIAL FINANCIAL                INTERNATIONAL
                                   SERVICES GROUP                 SERVICES GROUP                   BANKING GROUP
                              YEARS ENDED DECEMBER 31,       YEARS ENDED DECEMBER 31,         YEARS ENDED DECEMBER 31,
                           ------------------------------  ----------------------------  ----------------------------------
                             1997      1998       1999       1997      1998      1999       1997        1998        1999
                           --------  ---------  ---------  --------  --------  --------  ----------  ----------  ----------
RESULTS OF OPERATIONS
  (DOLLARS IN THOUSANDS):
  Net interest income....  $699,122  $ 698,103  $ 741,007  $404,944  $457,703  $559,498  $   52,283  $   56,804  $   48,236
  Noninterest income.....   275,186    327,862    363,997    96,175   105,458   120,390      62,238      65,834      66,830
                           --------  ---------  ---------  --------  --------  --------  ----------  ----------  ----------
  Total revenue..........   974,308  1,025,965  1,105,004   501,119   563,161   679,888     114,521     122,638     115,066
  Noninterest
    expense(4)...........   697,518    738,338    776,326   220,284   245,248   250,600      64,877      66,967      65,516
  Credit expense
    (income).............    73,138     63,718     61,396    60,425    72,532    92,098      18,329      14,665      12,217
                           --------  ---------  ---------  --------  --------  --------  ----------  ----------  ----------
  Income (loss) before
    income tax expense
    (benefit) and
    performance center
    earnings (expense)...   203,652    223,909    267,282   220,410   245,381   337,190      31,315      41,006      37,333
  Performance center
    earnings
    (expense)(1).........     8,605      7,888      6,120     3,288     2,728     1,859      (3,156)     (4,543)     (2,693)
                           --------  ---------  ---------  --------  --------  --------  ----------  ----------  ----------
  Income (loss) before
    income tax expense
    (benefit)............   212,257    231,797    273,402   223,698   248,109   339,049      28,159      36,463      34,640
  Income tax expense
    (benefit)............    85,871     91,583    105,662    88,832    96,268   124,414      11,499      13,684      13,252
                           --------  ---------  ---------  --------  --------  --------  ----------  ----------  ----------
  Net income.............  $126,386  $ 140,214  $ 167,740  $134,866  $151,841  $214,635  $   16,660  $   22,779  $   21,388
                           ========  =========  =========  ========  ========  ========  ==========  ==========  ==========
AVERAGE BALANCES
  (DOLLARS IN MILLIONS):
  Total loans before
    performance
    centers(2)...........  $  9,904  $   9,588  $   9,422  $  9,327  $ 11,162  $ 13,682  $    1,637  $    1,356  $    1,050
  Total assets...........    11,052     10,640     10,529    10,392    12,358    14,971       2,631       2,070       1,590
  Total deposits before
    performance
    centers(2)...........    13,005     13,742     14,557     4,335     5,362     5,585         959         851         814
FINANCIAL RATIOS:
  Risk adjusted return on
    capital..............        21%        23%        25%       18%       17%       19%         10%         17%         18%
  Return on average
    assets(3)............      1.14       1.32       1.59      1.30      1.23      1.43        0.63        1.10        1.35
  Efficiency ratio before
    performance
    centers..............      71.6       72.0       70.3      44.0      43.5      36.9        56.7        54.6        56.9

                                       GLOBAL                                                       UNIONBANCAL
                                   MARKETS GROUP                      OTHER                         CORPORATION
                              YEARS ENDED DECEMBER 31,       YEARS ENDED DECEMBER 31,         YEARS ENDED DECEMBER 31,
                           ------------------------------  ----------------------------  ----------------------------------
                             1997      1998       1999       1997      1998      1999       1997        1998        1999
                           --------  ---------  ---------  --------  --------  --------  ----------  ----------  ----------
RESULTS OF OPERATIONS
  (DOLLARS IN THOUSANDS):
  Net interest income....  $ 14,598  $  41,972  $  44,957  $ 60,735  $ 63,641  $ 22,135  $1,231,682  $1,318,223  $1,415,833
  Noninterest income.....    21,166     29,854     25,521     8,236     4,523    10,021     463,001     533,531     586,759
                           --------  ---------  ---------  --------  --------  --------  ----------  ----------  ----------
  Total revenue..........    35,764     71,826     70,478    68,971    68,164    32,156   1,694,683   1,851,754   2,002,592
  Noninterest
    expense(4)...........    22,556     26,718     22,935    39,430    57,947   166,596   1,044,665   1,135,218   1,281,973
  Credit expense                                                 --)
    (income).............        --         --             (151,892  (105,915) (100,711)         --      45,000      65,000
                           --------  ---------  ---------  --------  --------  --------  ----------  ----------  ----------
  Income (loss) before
    income tax expense
    (benefit) and
    performance center
    earnings (expense)...    13,208     45,108     47,543   181,433   116,132   (33,729)    650,018     671,536     655,619
  Performance center
    earnings
    (expense)(1).........   (10,194)    (9,231)    (7,350)    1,457     3,158     2,064          --          --          --
                           --------  ---------  ---------  --------  --------  --------  ----------  ----------  ----------
  Income (loss) before
    income tax expense
    (benefit)............     3,014     35,877     40,193   182,890   119,290   (31,665)    650,018     671,536     655,619
  Income tax expense
    (benefit)............     1,206     13,958     15,470    51,314   (10,418)  (44,910)    238,722     205,075     213,888
                           --------  ---------  ---------  --------  --------  --------  ----------  ----------  ----------
  Net income.............  $  1,808  $  21,919  $  24,723  $131,576  $129,708  $ 13,245  $  411,296  $  466,461  $  441,731
                           ========  =========  =========  ========  ========  ========  ==========  ==========  ==========
AVERAGE BALANCES
  (DOLLARS IN MILLIONS):
  Total loans before
    performance
    centers(2)...........  $     --  $      --  $      --  $    988  $  1,110  $    871  $   21,856  $   23,216  $   25,025
  Total assets...........     4,122      4,090      3,888     1,496     1,366     1,163      29,693      30,524      32,141
  Total deposits before
    performance
    centers(2)...........     3,783      2,662      3,051       (15)       38      (114)     22,067      22,655      23,893
FINANCIAL RATIOS:
  Risk adjusted return on
    capital..............         2%        13%        15%       na        na        na          na          na          na
  Return on average
    assets(3)............      0.04       0.54       0.64        na        na        na        1.39%       1.53%       1.37%
  Efficiency ratio before
    performance
    centers..............      63.1       37.2       32.5        na        na        na        61.7        61.5        64.1

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

(3) The increase in 1998 over the prior year for the Community Banking and Investment Services Group was partially due to the sale of the credit card portfolio as discussed on page F-3.

(4) "Other" includes 3rd quarter 1999 restructuring charge of $85.0 million ($55.2 million, net of tax).

na  =  not applicable

    COMMUNITY BANKING AND INVESTMENT SERVICES GROUP

    The Community Banking and Investment Services Group provides its customers with a full line of checking and savings, investment, trust, loan and fee-based banking products. During 1999, and as part of the Mission Excel initiatives, we merged the Community Banking Group with the Trust and Private Financial Services Group to form the Community Banking and Investment Services Group. The merging of these two groups under one leadership provides our retail and business client base with a full range of products and services through one coordinated and responsive delivery channel. It is expected that when this strategy is fully implemented, we will improve customer service, increase revenues and lower expenses.

    In 1999, net income increased $27.5 million compared to 1998. Total revenue increased $79.0 million in 1999 compared to a year ago. Excluding the $17.1 million gain on the sale of the credit card portfolio in the second quarter 1998, total revenue increased $96.1 million, or 10 percent from a year ago. The revenue increases relate to higher net interest income, trust fees, investment management fees and brokerage commissions. Noninterest expense increased $38.0 million from the prior year primarily to support the revenue increase. Credit expense decreased $2.3 million from a year ago primarily due to the sale of the credit card portfolio.

    Organizational changes will continue in the near term as our strategy is implemented. However, at December 31, 1999, the group was divided into three major divisions: Community Banking, Wealth Management and Institutional Services and Asset Management.

    COMMUNITY BANKING serves over one million consumer households and businesses through its 240 full-service branches in California, six full-service branches in Oregon and Washington, three full-service branches in Guam and Saipan and its network of over 380 proprietary ATMs. Customers may also access our services
24 hours a day by telephone or personal computer. In addition, the division offers automated teller and point-of-sale debit services through our founding membership in the Star System-Registered Trademark-, the largest shared ATM network in the Western United States.

    This division is organized by service delivery method, by markets and by geography. We serve our customers in the following ways:

    - Through community banking branches, which serve consumers and businesses

    - Through business banking centers, which serve businesses with sales between $3 million and $20 million,

    - Through in-store branches, which also serve consumers and businesses,

    - Through middle market and agricultural lending offices, and

    - Through the Consumer Asset Management division, which is responsible for indirect auto finance, auto leasing and residential real estate lending.

    WEALTH MANAGEMENT provides private banking and other specialized financial services to our affluent clientele as well as brokerage products and services.

    - Private Banking focuses primarily on delivering integrated and customized financial services to high net worth individuals with sophisticated financial needs. Specific products and services include trust and estate services, investment account management services, offshore trust services and customized deposit and credit products. The Private Banking strategy is to expand its business by increasing its geographic market coverage and the breadth of its products and services. Through its 4 offices, the Private Bank sales staff offers all of the bank's available products and services.

    - Our brokerage products and services are provided through Union Bank of California, N.A. Investment Services, Inc., a registered broker/dealer offering a full line of investment products to individuals and institutional clients. Their primary strategy is to further penetrate our existing client base.

    INSTITUTIONAL SERVICES AND ASSET MANAGEMENT provides investment management and administration services for a broad range of individuals and institutions.

    - HighMark Capital Management, Inc., a registered investment advisor, manages our proprietary HighMark family of mutual funds. It also provides investment management services to institutions, pension plans and individuals, including to clients of other divisions. HighMark Capital Management's strategy is to expand distribution of its mutual funds by targeting its marketing efforts at registered investment advisors and regional broker/dealers. In addition, HighMark Capital Management, Inc. is working with The Bank of Tokyo-Mitsubishi, Ltd. and other third parties to establish mutual funds offshore that HighMark will advise and which will be offered to non-U.S. investors. HighMark also serves as a sub-advisor for funds managed by Tokyo-Mitsubishi Asset Management, Ltd. in Japan.

    - Business Trust provides businesses, government agencies, unions and non-profit organizations with trustee services, investment management and 401(k) valuation and recordkeeping services. Business Trust's strategy is to expand its third-party distribution network to include insurance companies, investment managers, brokers and mutual funds.

    - Securities Services is engaged in domestic and global securities custody, safekeeping, mutual fund accounting, securities lending, and corporate trust services. Its client base includes financial institutions, businesses, government agencies, union, investment managers and non-profit organizations. Securities Services is the only West Coast based provider of a full range of institutional financial services.

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

    The group competes with a number of commercial banks, internet banks, savings associations and credit unions, as well as more specialized financial service providers such as investment brokerage companies, consumer finance companies, and residential real estate lenders. The group's primary competitors are other major depository institutions such as Bank of America, California Federal, Washington Mutual and Wells Fargo, as well as smaller community banks in the markets in which we operate.

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

    - commercial financing based on accounts receivable, inventory, or other short term assets,

    - trade financing, which is the short-term extension of credit to support export/import transactions, including letters of credit,

    - lease financing,

    - customized cash management services, and

    - selected capital markets products.

    The group's customers provide a significant source of opportunities for us to sell products and services of other units of the bank, including treasury, trust, and retail banking services. In 1999, net income increased $62.8 million compared to 1998. Total revenue increased $116.7 million, due to the $2.5 billion growth in average loans and leases year over year, which contributed to the significant increase in net interest income accompanied by increases in fee income. Noninterest expense increased $5.4 million primarily due to an increase in salaries and employee benefits, as well as additional expenses incurred to support higher deposit volumes. Credit expense increased $19.6 million from a year ago, due to the loan growth mentioned above.

    The group is divided into the following business units, which serve specific markets and industries:

    - the Commercial Banking Group, which serves California middle-market companies and larger companies most often headquartered in the Western United States,

    - the Real Estate Industries Group, which serves real estate developers and real estate investment trusts,

    - the Specialized Lending Group, which serves companies operating in various industries, including oil and gas, utilities, media, communications, healthcare, finance, and retailing, and

    - the Institutional and Deposit Markets Group, which serves title and escrow companies, domestic financial institutions, retailers, bankruptcy trustees, and other customers with large pools of deposits.

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

    INTERNATIONAL BANKING GROUP

    The International Banking Group mainly provides correspondent banking and trade finance-related products and services to international financial institutions worldwide, primarily in Asia. This includes providing products and services that facilitate trade finance transactions, including payments, collection and the extension of short-term credit. The group also serves selected foreign firms and U.S. corporate clients in selected countries worldwide, particularly in Asia. In the U.S., the group serves subsidiaries and affiliates of non-Japanese Asian companies and U.S. branches and agencies of foreign banks. The group also provides international services to domestic corporate clients along the West Coast. The group's revenue predominately relates to foreign customers. In 1999, net income decreased $1.4 million compared to 1998. Total revenue decreased $7.6 million due to continuing reductions in credit exposures, narrower credit spreads, and lower market pricings on those exposures. Noninterest expense decreased $1.5 million primarily due to personnel expenses. Credit expense decreased $2.4 million from a year ago, due to the reduction in credit exposures. Expected losses related to credit risk on foreign exposures have not been finalized and results could change in the future.

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

    One of the group's primary services is international trade finance. Trade finance is typically short-term, which means it generally has a lower credit risk. Despite this relatively lower credit risk compared to some other forms of commercial credit, we have reduced the amount of credit we have extended to our customers and the average maturity of this portfolio in response to continuing concern in global markets.

    The group's strategy is to improve its global operations by reducing costs and improving productivity. It competes with both U.S. and foreign banks. Approximately 25 U.S. banks compete with the group to provide correspondent banking and trade-related services to Asian banks. The group's primary competitors include First Union, Bank of New York, Chase Manhattan, Citibank, Bank of America and Bank of Hawaii.

    GLOBAL MARKETS GROUP

    The Global Markets Group conducts business activities primarily to support the previously described business groups and their customers. This group offers a broad range of risk management products, such as foreign exchange and interest rate swaps, caps and floors. Additionally, it places debt securities, including Union Bank of California, N.A.'s own liabilities, with institutional investors and trades debt instruments in the secondary market. This group also manages our market-related risks as part of its responsibilities for asset/liability management. The group is also responsible for maintaining Union Bank of California, N.A.'s investment securities portfolio. In 1999, net income increased $2.8 million compared to 1998. Total revenue decreased $1.3 million primarily due to the decision made earlier in the year to exit the municipal underwriting and certain capital market activities. Noninterest expense decreased $3.8 million largely due to personnel expense reductions.

    The group manages our securities portfolio, trading operations, wholesale funding needs, and interest rate and liquidity risk. The group includes products that support corporate lending, customer interest rate risk management needs and foreign exchange.

    OTHER

    "Other" includes the following items:

    - Corporate activities that are not directly attributable to one of the four major business units. Included in this category are goodwill, merger and integration expense, restructuring charges, certain parent company non-bank subsidiaries, and the elimination of the fully taxable-equivalent amounts.

    - The adjustment between the credit expense under RAROC and the provision for credit losses under generally accepted accounting principles, the net impact of transfer pricing, and earnings associated with unallocated equity capital.

    - The Credit and Compliance Group, which includes $120 million of average nonperforming assets.

    - The Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered outside the U.S., mostly in Japan.

    - The residual costs of support groups.

    STRATEGIC INITIATIVES

    In connection with our strategic repositioning, during 1999, we developed long-term financial performance goals. These goals will serve as a tool for measuring the long-term success of our operating strategies, based on normal business operations, without including nonrecurring events that may occur from time to time. Our long-term financial performance goals include:

PERFORMANCE RATIO                                             GOAL
------------------------------------------------------------  ------------------------------
-  Return on average common equity..........................  15% to 17%
-  Earnings per share growth................................  10% to 12%
-  Efficiency ratio.........................................  54% to 56%
-  Tangible common equity to assets.........................  7.5% to 8.5%

    Although we believe these goals are realizable given our proposed operating strategies and our current asset quality, we cannot assure you that we will attain these long-term financial performance goals at any particular time. See paragraph on certain business risk factors on page F-41.

NET INTEREST INCOME

    The table below shows the major components of net interest income and net interest margin.

                                                             YEARS ENDED DECEMBER 31,
                                     -------------------------------------------------------------------------
                                                    1997                                  1998
                                     -----------------------------------   -----------------------------------
                                                    INTEREST    AVERAGE                   INTEREST    AVERAGE
                                       AVERAGE      INCOME/      YIELD/      AVERAGE      INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                 BALANCE     EXPENSE(1)   RATE(1)      BALANCE     EXPENSE(1)   RATE(1)
-----------------------------------  -----------   ----------   --------   -----------   ----------   --------
ASSETS
Loans:(2)
  Domestic.........................  $20,332,494   $1,672,006     8.22%    $21,890,350   $1,736,847     7.93%
  Foreign(3).......................    1,523,417       92,420     6.07       1,325,154       90,011     6.79
Securities--taxable(4).............    2,521,339      158,950     6.30       3,056,152      192,404     6.30
Securities--tax-exempt(4)..........      124,174       12,669    10.20         103,097       11,384    11.04
Interest bearing deposits in
  banks............................      968,966       56,748     5.86         260,720       17,080     6.55
Federal funds sold and securities
  purchased under resale
  agreements.......................      466,321       26,079     5.59         296,285       16,056     5.42
Trading account assets.............      355,111       19,917     5.61         555,632       25,829     4.65
                                     -----------   ----------              -----------   ----------
    Total earning assets...........   26,291,822    2,038,789     7.75      27,487,390    2,089,611     7.60
                                                   ----------                            ----------
Allowance for credit losses........     (503,126)                             (471,113)
Cash and due from banks............    2,006,038                             1,919,714
Premises and equipment, net........      411,302                               405,562
Other assets.......................    1,486,956                             1,182,253
                                     -----------                           -----------
    Total assets...................  $29,692,992                           $30,523,806
                                     ===========                           ===========
LIABILITIES
Domestic deposits:
  Interest bearing.................  $ 5,340,661      151,768     2.84     $ 5,482,257      153,805     2.81
  Savings and consumer time........    2,970,370      112,808     3.80       3,205,823      120,778     3.77
  Large time.......................    4,652,293      256,007     5.50       3,644,732      194,324     5.33
Foreign deposits(3)................    1,589,303       75,398     4.74       1,704,027       86,221     5.06
                                     -----------   ----------              -----------   ----------
    Total interest bearing
      deposits.....................   14,552,627      595,981     4.10      14,036,839      555,128     3.95
                                     -----------   ----------              -----------   ----------
Federal funds purchased and
  securities sold under repurchase
  agreements.......................    1,097,707       58,544     5.33       1,604,675       84,440     5.26
Subordinated capital notes.........      354,575       22,850     6.44         325,808       20,347     6.24
Commercial paper...................    1,637,070       89,912     5.49       1,631,216       88,358     5.42
Other borrowed funds...............      635,900       34,492     5.42         328,872       18,683     5.68
UnionBanCal Corporation-obligated
  mandatorily redeemable preferred
  securities of subsidiary grantor
  trust............................           --           --       --              --           --       --
                                     -----------   ----------              -----------   ----------
    Total borrowed funds...........    3,725,252      205,798     5.52       3,890,571      211,828     5.44
                                     -----------   ----------              -----------   ----------
    Total interest bearing
      liabilities..................   18,277,879      801,779     4.39      17,927,410      766,956     4.28
                                                   ----------                            ----------
Noninterest bearing deposits.......    7,514,528                             8,617,875
Other liabilities..................    1,295,728                             1,132,557
                                     -----------                           -----------
    Total liabilities..............   27,088,135                            27,677,842
SHAREHOLDERS' EQUITY
Preferred stock....................       90,247                                    --
Common equity......................    2,514,610                             2,845,964
                                     -----------                           -----------
    Total shareholders' equity.....    2,604,857                             2,845,964
                                     -----------                           -----------
    Total liabilities and
      shareholders' equity.........  $29,692,992                           $30,523,806
                                     ===========                           ===========
Net interest income/margin
  (taxable-equivalent basis).......                 1,237,010     4.70%                   1,322,655     4.81%
Less: taxable-equivalent
  adjustment.......................                     5,328                                 4,432
                                                   ----------                            ----------
    Net interest income............                $1,231,682                            $1,318,223
                                                   ==========                            ==========

                                          YEARS ENDED DECEMBER 31,
                                     -----------------------------------
                                                    1999
                                     -----------------------------------
                                                    INTEREST    AVERAGE
                                       AVERAGE      INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                 BALANCE     EXPENSE(1)   RATE(1)
-----------------------------------  -----------   ----------   --------
ASSETS
Loans:(2)
  Domestic.........................  $23,931,438   $1,849,174     7.73%
  Foreign(3).......................    1,093,339       69,593     6.37
Securities--taxable(4).............    3,287,983      205,899     6.26
Securities--tax-exempt(4)..........       78,289        7,852    10.03
Interest bearing deposits in
  banks............................      203,752       12,174     5.97
Federal funds sold and securities
  purchased under resale
  agreements.......................      156,839        8,108     5.17
Trading account assets.............      265,482       12,293     4.63
                                     -----------   ----------
    Total earning assets...........   29,017,122    2,165,093     7.46
                                                   ----------
Allowance for credit losses........     (453,126)
Cash and due from banks............    2,026,730
Premises and equipment, net........      435,356
Other assets.......................    1,115,415
                                     -----------
    Total assets...................  $32,141,497
                                     ===========
LIABILITIES
Domestic deposits:
  Interest bearing.................  $ 5,704,138      143,334     2.51
  Savings and consumer time........    3,368,328      107,974     3.21
  Large time.......................    4,107,360      192,724     4.69
Foreign deposits(3)................    1,600,047       73,829     4.61
                                     -----------   ----------
    Total interest bearing
      deposits.....................   14,779,873      517,861     3.50
                                     -----------   ----------
Federal funds purchased and
  securities sold under repurchase
  agreements.......................    1,489,214       72,083     4.84
Subordinated capital notes.........      298,000       17,100     5.74
Commercial paper...................    1,529,814       77,041     5.04
Other borrowed funds...............      708,625       37,420     5.28
UnionBanCal Corporation-obligated
  mandatorily redeemable preferred
  securities of subsidiary grantor
  trust............................      303,014       24,569     8.11
                                     -----------   ----------
    Total borrowed funds...........    4,328,667      228,213     5.27
                                     -----------   ----------
    Total interest bearing
      liabilities..................   19,108,540      746,074     3.90
                                                   ----------
Noninterest bearing deposits.......    9,113,172
Other liabilities..................      980,194
                                     -----------
    Total liabilities..............   29,201,906
SHAREHOLDERS' EQUITY
Preferred stock....................           --
Common equity......................    2,939,591
                                     -----------
    Total shareholders' equity.....    2,939,591
                                     -----------
    Total liabilities and
      shareholders' equity.........  $32,141,497
                                     ===========
Net interest income/margin
  (taxable-equivalent basis).......                 1,419,019     4.89%
Less: taxable-equivalent
  adjustment.......................                     3,186
                                                   ----------
    Net interest income............                $1,415,833
                                                   ==========

----------------------------------
(1) Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Average balances on loans outstanding include all nonperforming and renegotiated loans. The amortized portion of net loan origination fees
    (costs) is included in interest income on loans, representing an adjustment to the yield.

(3) Foreign loans and deposits are those loans and deposits originated in foreign branches.

(4) For the purpose of the net interest margin analysis, yields on securities available for sale are based on fair value.

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

    Net interest income, on a taxable-equivalent basis, was $1.3 billion in 1998, compared with $1.4 billion in 1999. The increase of $96.4 million, or 7 percent, was mostly attributable to a $1.5 billion, or 6 percent, increase in average earning assets largely funded by a $0.5 billion, or 6 percent, increase in average noninterest bearing deposits. Net interest margin increased 8 basis points to 4.89%. The favorable impact of the lower interest rate environment that contributed to lower rates on interest bearing deposits was mostly offset by lower yields on loans and other average earning assets.

    Average earning assets were $27.5 billion in 1998, compared with $29.0 billion in 1999. This growth was primarily attributable to a $1.8 billion, or 8 percent, increase in average loans and a $207.0 million, or 7 percent, increase in average securities, partially offset by a $347.1 million decrease in average interest bearing deposits in banks and average trading account assets and a $139.4 million decrease in federal funds sold and securities purchased under resale agreements. The growth in average loans was attributable to the increase in average commercial, financial and industrial loans of $1.8 billion, partially offset by the decrease in average consumer loans of $311.0 million, primarily related to the sale of the credit card portfolio. See "Loans" on page F-18 for additional commentary on growth in the loan portfolio.

    The $1.5 billion, or 6 percent, growth in average earning assets over 1998 was primarily funded by a $0.5 billion increase in average noninterest bearing deposits, a $0.5 billion increase in large time deposits and a $0.4 billion increase in other borrowed funds. The increase in average noninterest bearing deposits in 1999 was partially due to an influx of new customer relationships, arising from the merger and acquisition activities of other financial institutions in the California market during 1998 and 1999.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

    The following table shows the changes in the components of net interest income on a taxable-equivalent basis. The changes in net interest income between periods have been reflected as attributable either to volume or to rate changes. For purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate.

                                                                           YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------
                                                               1998 VERSUS 1997                 1999 VERSUS 1998
                                                        ------------------------------   ------------------------------
                                                          INCREASE (DECREASE) DUE TO       INCREASE (DECREASE) DUE TO
                                                                  CHANGE IN                        CHANGE IN
                                                        ------------------------------   ------------------------------
                                                        AVERAGE    AVERAGE      NET      AVERAGE    AVERAGE      NET
(DOLLARS IN THOUSANDS)                                   VOLUME      RATE      CHANGE     VOLUME      RATE      CHANGE
------------------------------------------------------  --------   --------   --------   --------   --------   --------
CHANGES IN INTEREST INCOME
Loans:
  Domestic............................................  $128,056   $(63,215)  $ 64,841   $161,858   $(49,531)  $112,327
  Foreign(1)..........................................   (12,035)     9,626     (2,409)   (15,740)    (4,678)   (20,418)
Securities--taxable                                       33,693       (239)    33,454     14,605     (1,110)    13,495
Securities--tax-exempt................................    (2,150)       865     (1,285)    (2,739)      (793)    (3,532)
Interest bearing deposits in banks....................   (41,503)     1,835    (39,668)    (3,731)    (1,175)    (4,906)
Federal funds sold and securities purchased under
  resale agreements...................................    (9,505)      (518)   (10,023)    (7,558)      (390)    (7,948)
Trading account assets................................    11,249     (5,337)     5,912    (13,492)       (44)   (13,536)
                                                        --------   --------   --------   --------   --------   --------
    Total earning assets..............................   107,805    (56,983)    50,822    133,203    (57,721)    75,482
                                                        --------   --------   --------   --------   --------   --------

CHANGES IN INTEREST EXPENSE
Domestic deposits:
  Interest bearing....................................  $  4,021   $ (1,984)  $  2,037   $  6,235   $(16,706)  $(10,471)
  Savings and consumer time...........................     8,947       (977)     7,970      6,126    (18,930)   (12,804)
  Large time..........................................   (55,416)    (6,267)   (61,683)    24,658    (26,258)    (1,600)
Foreign deposits(1)...................................     5,438      5,385     10,823     (5,261)    (7,131)   (12,392)
                                                        --------   --------   --------   --------   --------   --------
    Total interest bearing deposits...................   (37,010)    (3,843)   (40,853)    31,758    (69,025)   (37,267)
                                                        --------   --------   --------   --------   --------   --------
Federal funds purchased and securities sold under
  repurchase agreements...............................    27,021     (1,125)    25,896     (6,073)    (6,284)   (12,357)
Subordinated capital notes............................    (1,853)      (650)    (2,503)    (1,735)    (1,512)    (3,247)
Commercial paper......................................      (321)    (1,233)    (1,554)    (5,496)    (5,821)   (11,317)
Other borrowed funds..................................   (16,641)       832    (15,809)    21,570     (2,833)    18,737
UnionBanCal Corporation-obligated mandatorily
  redeemable preferred securities of subsidiary
  grantor trust.......................................        --         --         --     24,569         --     24,569
                                                        --------   --------   --------   --------   --------   --------
    Total borrowed funds..............................     8,206     (2,176)     6,030     32,835    (16,450)    16,385
                                                        --------   --------   --------   --------   --------   --------
    Total interest bearing liabilities................   (28,804)    (6,019)   (34,823)    64,593    (85,475)   (20,882)
                                                        --------   --------   --------   --------   --------   --------
    Changes in net interest income....................  $136,609   $(50,964)  $ 85,645   $ 68,610   $ 27,754   $ 96,364
                                                        ========   ========   ========   ========   ========   ========

------------------------------

(1) Foreign loans and deposits are those loans and deposits originated in foreign branches.

    Interest income on a taxable-equivalent basis increased $75.5 million in 1999, primarily due to growth in interest income from average domestic loans and average taxable securities of $112.3 million and $13.5 million, respectively, partially offset by lower interest income from average foreign loans and trading account assets of $20.4 million and $13.5 million, respectively. These changes reflected higher average balances outstanding on average domestic loans and average taxable securities, partially offset by a lower average yield on average domestic loans and a lower average balance outstanding on average interest bearing deposits and trading account assets.

    Interest expense decreased $20.9 million in 1999 due to lower interest expense on average interest bearing deposits, primarily reflecting lower average rates, partially offset by higher average volume. Interest expense on borrowed funds increased $16.4 million in 1999, reflecting higher volumes and the issuance of the Trust Preferred securities in the first quarter of 1999, offset by a 17 basis point decrease in the average rate paid.

NONINTEREST INCOME

                                                                                                 INCREASE (DECREASE)
                                                                                      -----------------------------------------
                                                                                              YEARS ENDED DECEMBER 31,
                                                                                      -----------------------------------------
                                                        YEARS ENDED DECEMBER 31,       1998 VERSUS 1997      1999 VERSUS 1998
                                                     ------------------------------   -------------------   -------------------
(DOLLARS IN THOUSANDS)                                 1997       1998       1999      AMOUNT    PERCENT     AMOUNT    PERCENT
---------------------------------------------------  --------   --------   --------   --------   --------   --------   --------
Service charges on deposit accounts................  $114,647   $138,847   $172,700   $24,200       21%     $ 33,853      24%
Trust and investment management fees...............   107,527    121,226    140,878    13,699       13        19,652      16
International commissions and fees.................    66,122     72,036     70,801     5,914        9        (1,235)     (2)
Merchant transaction processing fees...............    57,128     56,929     68,037      (199)      --        11,108      20
Merchant banking fees..............................    24,924     31,402     38,036     6,478       26         6,634      21
Brokerage commissions and fees.....................    15,569     19,085     27,038     3,516       23         7,953      42
Foreign exchange trading gains, net................    16,268     19,527     20,430     3,259       20           903       5
Securities gains, net..............................     2,711      5,686      7,941     2,975      110         2,255      40
Gain on sale of credit card portfolio..............        --     17,056         --    17,056       nm       (17,056)     nm
Other..............................................    58,105     51,737     40,898    (6,368)     (11)      (10,839)    (21)
                                                     --------   --------   --------   -------               --------
  Total noninterest income.........................  $463,001   $533,531   $586,759   $70,530       15%     $ 53,228      10%
                                                     ========   ========   ========   =======               ========

------------------------------

nm = not meaningful

    Noninterest income in 1999 was $586.8 million, an increase of $53.2 million, or 10 percent, over 1998. Included in 1998 noninterest income was a $17.1 million gain from the sale of the credit card portfolio. Affecting the net increase were the following:

    - Revenue from service charges on deposit accounts of $172.7 million, an increase of 24 percent over 1998. The increase was primarily attributable to a 5 percent increase in average deposits coupled with higher ATM surcharges and the expansion of several products and services.

    - Trust and investment management fees of $140.9 million, an increase of 16 percent over 1998. The increase was due to strong growth in trust accounts and assets under management, which resulted in higher mutual fund management fees.

    - International commissions and fees of $70.8 million, a decrease of 2 percent over 1998. The decrease was primarily due to narrower pricings on Korean bankers' acceptances than had been experienced during 1998.

    - Merchant transaction processing fees of $68.0 million, an increase of 20 percent over 1998. The increase was due to increased volume and an increase in the merchant discount rate in April 1999.

    - Merchant banking fees of $38.0 million, an increase of 21 percent over 1998. The increase was primarily due to increased loan syndication activities by the Commercial Financial Services Group.

    - Brokerage commissions and fees of $27.0 million, an increase of 42 percent over 1998. The increase was primarily attributable to brokerage commissions on non-proprietary mutual fund sales and growth in corporate sweep products.

    - Other noninterest income of $40.9 million, a decrease of 21 percent from 1998. The decrease was primarily due to a $15.0 million charge related to auto lease residual valuation adjustments that were recorded in the third and fourth quarters of 1999, partially offset by higher investment service fee income of $8.0 million.

NONINTEREST EXPENSE

                                                                               INCREASE (DECREASE)
                                                                    -----------------------------------------
                                                                            YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                   YEARS ENDED DECEMBER 31,          1998 VERSUS 1997      1999 VERSUS 1998
                             ------------------------------------   -------------------   -------------------
(DOLLARS IN THOUSANDS)          1997         1998         1999       AMOUNT    PERCENT     AMOUNT    PERCENT
---------------------------  ----------   ----------   ----------   --------   --------   --------   --------
Salaries and other
  compensation.............  $  461,915   $  501,220   $  539,056   $39,305        9%     $ 37,836       8%
Employee benefits..........     109,729      116,344      122,288     6,615        6         5,944       5
                             ----------   ----------   ----------   -------               --------
  Personnel-related
    expense................     571,644      617,564      661,344    45,920        8        43,780       7
Net occupancy..............      85,630       90,917       90,162     5,287        6          (755)     (1)
Equipment..................      56,137       56,252       67,095       115       --        10,843      19
Merchant transaction
  processing...............      42,274       43,926       49,435     1,652        4         5,509      13
Communications.............      42,372       41,710       43,179      (662)      (2)        1,469       4
Professional services......      28,075       36,748       38,399     8,673       31         1,651       4
Data processing............      25,973       28,091       31,811     2,118        8         3,720      13
Advertising and public
  relations................      28,664       31,897       27,163     3,233       11        (4,734)    (15)
Software...................      16,562       20,969       24,519     4,407       27         3,550      17
Printing and office
  supplies.................      24,098       26,716       22,535     2,618       11        (4,181)    (16)
Travel.....................      15,763       18,080       18,548     2,317       15           468       3
Intangible asset
  amortization.............      13,352       13,581       13,980       229        2           399       3
Armored car................      12,209       12,231       12,831        22       --           600       5
Foreclosed asset income....      (1,268)      (2,821)      (1,344)   (1,553)      nm         1,477      nm
Other (excluding
  restructuring charge)....      83,180       99,357       97,316    16,177       19        (2,041)     (2)
                             ----------   ----------   ----------   -------               --------
Total noninterest expense
  (excluding restructuring
  charge)..................   1,044,665    1,135,218    1,196,973    90,553        9        61,755       5
Restructuring charge.......          --           --       85,000        --                 85,000      nm
                             ----------   ----------   ----------   -------               --------
  Total noninterest
    expense................  $1,044,665   $1,135,218   $1,281,973   $90,553        9%     $146,755      13%
                             ==========   ==========   ==========   =======               ========

------------------------

nm = not meaningful

    Noninterest expense, excluding the restructuring charge, in 1999 was $1.2 billion, an increase of $61.8 million, or 5 percent, over 1998. Affecting the net increase were the following:

    - Personnel-related expense of $661.3 million, an increase of 7 percent over 1998. This increase was primarily due to a $19.6 million increase in performance-based incentive compensation and a $12.7 million increase in exempt pay, due to regular merit increases. Decreases in personnel-related expense due to Mission Excel reductions were offset by a loss of $6.1 million related to the reduction in staff and the impact on future post-retirement benefits.

    - Equipment expense of $67.1 million, an increase of 19 percent over 1998, primarily due to higher depreciation expense on personal computers related to our intranet upgrade and a decrease in the estimated useful lives.

    - Merchant transaction processing expense of $49.4 million, an increase of 13 percent over 1998, primarily due to higher merchant volumes.

    YEAR 2000 EXPENSES

    We achieved a successful transition to the Year 2000. (See "Year 2000" on page F-41 for a detailed discussion of our year 2000 program.) We estimate that the total cost of the year 2000 project will be approximately $45.8 million, including capital expenditures, which we have capitalized and which are being depreciated over their estimated useful lives. As of December 31, 1999, we have spent $40.6 million on the year 2000 project, $2.2 million in 1997, $21.6 million in 1998 and $16.8 million in 1999. Of the $40.6 million spent as of December 31, 1999, $6.8 million related to capital expenditures, $0.8 million in 1997, $5.2 million in 1998, and $0.8 million in 1999. We do not anticipate any additional capital expenditures related to this project. The remaining budget of $5.2 million includes $4.9 million for staff and professional services. We are funding the cost of the year 2000 project with normal operating cash and are staffing it with external resources as well as internal staff re-deployed from less time-sensitive assignments.

INCOME TAX EXPENSE

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
(DOLLARS IN THOUSANDS)                            1997       1998       1999
----------------------------------------------  --------   --------   --------
Income before income taxes....................  $650,018   $671,536   $655,619
Income tax expense............................   238,722    205,075    213,888
Effective tax rate............................        37%        31%        33%

    Our effective tax rate in 1998 was 31 percent compared with 33 percent in 1999. Our effective tax rate in 1999 was affected by various tax refunds of $10.7 million. The lower 1998 effective tax rate was due to our ability to file our 1997 and 1998 California franchise tax returns on a worldwide unitary basis, incorporating the financial results of The Bank of Tokyo-Mitsubishi, Ltd. and its worldwide affiliates. As a result, we reduced our state income tax liabilities by $29 million, net of federal tax, for previously accrued 1997 state tax liabilities, and lowered our 1998 state tax provision by $31 million, net of federal tax. It is our intention to file our 1999 California franchise tax returns on a worldwide unitary basis as well. In 1997, we received an after-tax refund from the California Franchise Tax Board (FTB) of $25 million to settle litigation, administration, and audit disputes covering the years 1975-1987. Excluding the various tax refunds, the effective tax rates were 36 percent in 1997, 35 percent in 1998, and 34 percent in 1999.

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

LOANS

    The following table shows loans outstanding by loan type and as a percentage of total loans for 1995 through 1999.

                                                               DECEMBER 31,
                               -----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)             1995            1996            1997            1998            1999
-----------------------------  -------------   -------------   -------------   -------------   -------------
Domestic:
  Commercial, financial and
    industrial...............  $ 9,684    47%  $ 9,496    45%  $10,747    47%  $13,120    54%  $14,177    55%
  Construction...............      370     2       358     2       293     1       440     2       648     3
  Mortgage:
    Residential..............    2,642    13     2,961    14     2,961    13     2,628    11     2,581    10
    Commercial...............    2,143    10     2,598    12     2,952    13     2,975    12     3,572    14
                               -------         -------         -------         -------         -------
      Total mortgage.........    4,785    23     5,559    26     5,913    26     5,603    23     6,153    24
  Consumer:
    Installment..............    1,812     9     2,063    10     2,091     9     1,985     8     1,922     7
    Home equity..............    1,222     6     1,113     5       993     5       818     4       728     3
    Credit card and other
      lines of credit........      309     2       303     1       270     1        --    --        --    --
                               -------         -------         -------         -------         -------
      Total consumer.........    3,343    17     3,479    16     3,354    15     2,803    12     2,650    10
  Lease financing............      845     4       800     4       875     4     1,032     4     1,149     4
                               -------         -------         -------         -------         -------
      Total loans in domestic
        offices..............   19,027    93    19,692    93    21,182    93    22,998    95    24,777    96
Loans originated in foreign
  branches...................    1,405     7     1,358     7     1,559     7     1,298     5     1,136     4
                               -------         -------         -------         -------         -------
      Total loans............  $20,432   100%  $21,050   100%  $22,741   100%  $24,296   100%  $25,913   100%
                               =======         =======         =======         =======         =======

    Our lending activities are predominantly domestic, with such loans comprising approximately 96 percent of the total loan portfolio at December 31, 1999. Total loans at December 31, 1999 were $25.9 billion, an increase of $1.6 billion, or 6.7 percent, from one year earlier. The increase from 1998 was primarily attributable to growth in the commercial, financial and industrial loan portfolio, which increased $1.1 billion, and the commercial mortgage loan portfolio, which increased $597 million.

COMMERCIAL, FINANCIAL AND INDUSTRIAL LOANS

    Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are extended principally to major corporations, middle market businesses, and small businesses, with no industry concentration exceeding 10 percent of total commercial, financial and industrial loans. This portfolio has a high degree of geographic diversification based upon our customer's revenue bases, which lowers our vulnerability to changes in the economic outlook of any particular region of the U.S.

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

    At December 31, 1999, the commercial, financial and industrial loan portfolio was $14.2 billion, or 55 percent of the total loan portfolio. The increase of $1.1 billion, or 8 percent, from the previous year-end was primarily attributable to loans extended to businesses with revenues exceeding
$20 million. The growth continued to reflect the results of initiatives to increase participation in larger syndicated loan positions as lead manager and as agent, especially in the communications, media, and entertainment and energy capital services industries in which we have developed specialized lending expertise. The increase in the communications, media, and entertainment businesses over 1998 was $253 million, or 13 percent, and the increase over 1998 in the energy capital services units was $206 million, or 12 percent.

CONSTRUCTION AND COMMERCIAL MORTGAGE LOANS

    We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

    At December 31, 1999, construction loans were $648 million, or 3 percent of the total loan portfolio. The increase of $208 million, or 47 percent, from the previous year-end was primarily attributable to the favorable California real estate market coupled with the continuing improvement in the West Coast economy.

    At December 31, 1999, the commercial real estate mortgage loan portfolio was $3.6 billion, or 14 percent of the total loan portfolio. Commercial mortgage loans increased by $597 million, or 20 percent, from December 31, 1998, reflecting both the favorable California real estate market and the continued improvement in the West Coast economy.

RESIDENTIAL MORTGAGE LOANS

    We originate residential loans, secured by one-to-four family residential properties, through our branch network in California, Oregon and Washington, and periodically purchase loans in our market area.

    At December 31, 1999, residential mortgage loans were $2.6 billion, or 10 percent of the total loan portfolio. The decrease of $47 million, or 2 percent, from December 31, 1998 was principally due to prepayments arising from the lower interest rate environment in the early part of 1999.

CONSUMER LOANS

    Through our auto dealer relationships and our branch network, we originate consumer loans, such as indirect and direct vehicle-secured installment loans, and home equity lines where advances are generally secured by second deeds of trust on residential real estate.

    At December 31, 1999, consumer loans were $2.7 billion, or 10 percent of the total loan portfolio. The decrease of $153 million, or 5 percent, from the previous year-end was attributable to a reduction in home equity loans as customers refinanced to take advantage of favorable long-term, fixed mortgage rates. In the second quarter of 1998, we sold our $253 million credit card portfolio.

LEASE FINANCING

    We enter into direct financing and leveraged leases primarily through our Equipment Leasing Division, and also through an agreement with a subsidiary of The Bank of Tokyo-Mitsubishi, Ltd. In addition, we originate auto leases through our Consumer Asset Management division, a part of the Community Banking Group.

    At December 31, 1999, lease financing outstandings were $1.1 billion, or 4 percent of the total loan portfolio. During 1998, management created new initiatives for lending, especially in the lease financing segment. This refocus on leasing has continued in 1999 and resulted in a $117 million, or 11 percent, increase in lease financing over the prior year.

LOANS ORIGINATED IN FOREIGN BRANCHES

    Our loans originated in foreign branches consist primarily of short-term extensions of credit to financial institutions located primarily in Asia and to corporations in Japan, Korea and Taiwan.

    At December 31, 1999, loans originated in foreign branches totaled
$1.1 billion, or 4 percent of the total loan portfolio. The decrease of $162 million, or 12 percent, is primarily attributable to the contraction of our exposure to key Asian markets, as we continue to monitor the economic situation in those markets.

CROSS-BORDER OUTSTANDINGS

    Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of December 31, 1997, 1998 and 1999 for each country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. For those individual countries shown in the table below, we do not have significant local currency outstandings that are not hedged or are not funded by local currency borrowings.

                                                                    PUBLIC    CORPORATIONS
                                                     FINANCIAL      SECTOR     AND OTHER        TOTAL
(DOLLARS IN MILLIONS)                               INSTITUTIONS   ENTITIES    BORROWERS     OUTSTANDINGS
--------------------------------------------------  ------------   --------   ------------   ------------
December 31, 1997
  Japan...........................................      $401         $ --         $438           $839
  Korea...........................................       561           10          257            828
  Thailand........................................       320           --           --            320

December 31, 1998
  Japan...........................................      $173         $ --         $464           $637
  Korea...........................................       448            1          117            566

December 31, 1999
  Japan...........................................      $ 82         $ --         $339           $421
  Korea...........................................       422           --           53            475

    The economic condition and the ability of some countries, to which we have cross-border exposure, to manage their external debt obligations has been impacted by the Asian economic crisis that began in the second half of 1997. The Asian economic crisis appears to have stabilized, though other global markets may continue to have difficulties. Our exposure in all affected countries continues to be primarily short-term in nature and substantially related to the finance of trade. For further discussion on the actions taken by management to reduce our credit exposure in Asia and Latin America, see "Allowance for Credit Losses" on the following page.

PROVISION FOR CREDIT LOSSES

    We recorded no provision for credit losses in 1997, a $45 million provision for credit losses in 1998 and a $65 million provision for credit losses in 1999. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" on the following page. No provision for credit losses was recorded in 1997 because, based on our review of such factors, management believed that the allowance for credit losses was adequate to cover probable losses inherent in the loan portfolio and firm commitments at each quarter end, including December 31, 1997. We resumed recording provisions in 1998 in order to bring our allowance for credit losses to a level deemed appropriate by management based upon management's application of the allowance methodology.

ALLOWANCE FOR CREDIT LOSSES

    The following table reflects the allowance allocated to each respective loan category at period end and as a percentage of the total period end balance of that loan category, as set forth in the "Loans" table on page F-18.

                                                              DECEMBER 31,
                                        --------------------------------------------------------
(DOLLARS IN THOUSANDS)                        1995                1996                1997
--------------------------------------  -----------------   -----------------   ----------------
Domestic:
  Commercial, financial, and
    industrial........................  $174,146     1.80%  $166,100     1.75%  $123,610    1.15%
  Construction........................    24,752     6.69      5,700     1.59      3,221    1.10
  Mortgage:
    Residential.......................     5,466     0.21      4,000     0.14      2,700    0.09
    Commercial........................    59,931     2.80     39,000     1.50     60,680    2.06
                                        --------            --------            --------
      Total mortgage..................    65,397     1.37     43,000     0.77     63,380    1.07

  Consumer:
    Installment.......................    13,200     0.73     10,400     0.50     11,400    0.55
    Home equity.......................     5,532     0.45      4,900     0.44      3,600    0.36
    Credit card and other lines of
      credit..........................    32,799    10.61     34,000    11.22     30,500   11.30
                                        --------            --------            --------
      Total consumer..................    51,531     1.54     49,300     1.42     45,500    1.36
  Lease financing.....................     1,300     0.15      5,300     0.66      4,862    0.56
                                        --------            --------            --------
      Total domestic allowance........   317,126     1.67    269,400     1.37    240,573    1.14
Foreign allowance.....................    13,968     0.99      9,394     0.69     39,313    2.52
Unallocated...........................   224,055             245,152             171,806
                                        --------            --------            --------
      Total allowance for credit
        losses........................  $555,149     2.72%  $523,946     2.49%  $451,692    1.99%
                                        ========            ========            ========

                                                                        DECEMBER 31,
                                                              ---------------------------------
(DOLLARS IN THOUSANDS)                                             1998              1999
------------------------------------------------------------  ---------------   ---------------
Domestic:
  Commercial, financial, and industrial.....................  $145,100   1.11%  $238,200   1.68%
  Construction..............................................     5,500   1.25     10,000   1.54
  Mortgage:
    Residential.............................................     1,100   0.04        800   0.03
    Commercial..............................................    17,500   0.59     21,900   0.61
                                                              --------          --------
      Total mortgage........................................    18,600   0.33     22,700   0.37
  Consumer:
    Installment.............................................    20,900   1.05     14,900   0.78
    Home equity.............................................     3,800   0.46        900   0.12
                                                              --------          --------
      Total consumer........................................    24,700   0.88     15,800   0.60
  Lease financing...........................................     3,800   0.37      4,600   0.40
                                                              --------          --------
      Total domestic allowance..............................   197,700   0.86    291,300   1.18
Foreign allowance...........................................    47,000   3.62     17,200   1.51
Unallocated.................................................   214,628           161,878
                                                              --------          --------
      Total allowance for credit losses.....................  $459,328   1.89%  $470,378   1.82%
                                                              ========          ========

    ALLOWANCE POLICY AND METHODOLOGY

    We maintain an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance.

    The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, pools of loans, leases and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are developed in the following ways:

    - Problem graded loan loss factors are derived from a migration model that tracks historical loss experience over a period we believe is reflective of a business cycle,

    - Pass graded loan loss factors are based on the average annual net charge-off rate over a period we believe is reflective of a business cycle,

    - Pooled loan loss factors (not individually graded loans) are based on expected net charge-offs for one year. Pooled loans are loans that are homogeneous in nature, such as consumer installment and residential mortgage loans and automobile leases.

    We believe that a business cycle is a period in which both upturns and downturns in the economy have been reflected. The current economic expansion has required us to extend our historical perspective to capture the highs and lows of a typical economic cycle.

    Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred. This amount may be determined either by a method prescribed by Statement of Financial

Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", or by a method which identifies certain qualitative factors.

    The unallocated allowance is composed of two elements. The first element consists of an amount between 20 percent to 25 percent of the total of the formula and specific allowances. This element recognizes the model and estimation risk associated with the formula and specific allowances. The second element is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following, which existed at the balance sheet date:

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

    Executive management reviews these conditions quarterly in discussion with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance, applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the probable loss related to such condition is reflected in the unallocated allowance.

    The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration model that is used to establish the loan loss factors for problem graded loans is designed to be self-correcting by taking into account our recent loss experience. Similarly, by basing the pass graded loan loss factors over a period reflective of a business cycle, the methodology is designed to take our recent loss experience into account. Pooled loan loss factors are adjusted quarterly based upon the level of net charge-offs expected by management in the next twelve months. Furthermore, our methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors, which affect the collectibility of the portfolio as of the evaluation date, are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

    COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISON FOR CREDIT LOSSES

    At December 31, 1997, our total allowance for credit losses was $452 million, or 1.99 percent of the total loan portfolio and 413 percent of total nonaccrual loans. At December 31, 1998, our total allowance for credit losses was $459 million or 1.89 percent of the total loan portfolio and 586 percent of total nonaccrual loans. At December 31, 1999, our total allowance for credit losses was $470 million, or 1.82 percent of the total loan portfolio and 281 percent of total nonaccrual loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS
No. 114 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 1997, total impaired loans were $108 million, and the associated impairment allowance was $9 million compared with $78 million and $11 million, respectively, at December 31, 1998 and $167 million and $42 million, respectively, at December 31, 1999.

    During 1997, 1998 and 1999, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses, except that we adjusted the periods contained within, what we believe reflects, a business cycle as explained on page F-23. The impact of these adjustments in the formula allowance for 1997, 1998 and 1999 increased the formula allowance by $13 million, $19 million and $28 million, respectively. Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, also affected the assessment of the unallocated allowance.

    We recorded no provision in 1997, a $45 million provision in 1998 and a $65 million provision in 1999. Although the level of net charge-offs and the decline of nonperforming loans during 1998 favorably impacted our asset quality ratios, the total portfolio of commercial, financial and industrial loans and commercial mortgage loans has been increasing. Losses inherent in both of these types of credit are more difficult to assess because historically they have been more volatile than losses from other credits. During 1999, we experienced additional growth in these two areas as well as a moderate increase in nonaccrual loans, primarily in the commercial, financial and industrial category.

    The following table sets forth the allowance for credit losses.

                                                                          DECEMBER 31,
                                                              ------------------------------------
(DOLLARS IN MILLIONS)                                           1997          1998          1999
------------------------------------------------------------  --------      --------      --------
Allocated allowance:
  Formula...................................................    $212          $206          $257
  Specific..................................................      68            38            51
                                                                ----          ----          ----
    Total allocated allowance...............................     280           244           308
Unallocated allowance.......................................     172           215           162
                                                                ----          ----          ----
Total allowance for credit losses...........................    $452          $459          $470
                                                                ====          ====          ====

    CHANGES IN THE FORMULA AND SPECIFIC ALLOWANCES

    At December 31, 1998, the formula allowance decreased by $6 million from the prior year, primarily due to a decline in criticized credits, offset by the extension of the average annual net charge-off rate for pass graded loans. At December 31, 1999, the formula allowance increased by $51 million from the prior year, primarily due to increases in criticized credits and downward migration within the criticized range.

    At December 31, 1998, the specific allowance decreased by $30 million from the prior year primarily due to the sale of real estate notes. At December 31, 1999, the specific allowance increased by $13 million from the prior year due to the increases in both the level of our impaired loans and the degree of the impairment offset by the elimination of the $26 million allowance on Asian country exposures. This exposure has been captured in the formula allowance.

    At December 31, 1997, the allocated portion of the allowance for credit losses included $108 million related to special mention and classified credits, compared to $76 million at December 31, 1998 and $145 million at December 31, 1999. Special mention and classified credits are those that are internally risk graded as "special mention", "substandard" or "doubtful". Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as "doubtful" has critical weaknesses that make full collection improbable.

    CHANGES IN THE UNALLOCATED ALLOWANCE

    At December 31, 1998, the unallocated allowance increased $43 million from the previous year-end, primarily the result of certain conditions that adversely impacted the technology, agriculture and oil and gas industries. At
December 31, 1999, the unallocated allowance declined $53 million from the prior year because management believed that the inherent losses related to certain conditions, described on page F-24, considered in its evaluation of the unallocated allowance at December 31, 1998 had been recognized through charge-offs, had been reflected in the formula or specific allowance or had declined.

    The following chart identifies the components of the attribution of the unallocated and the range of inherent loss.

                                            1997                                1998                           1999
                              ---------------------------------   ---------------------------------   ----------------------
CONCENTRATION                 OUTSTANDING     LOW        HIGH     OUTSTANDING     LOW        HIGH     OUTSTANDING     LOW
----------------------------  -----------   --------   --------   -----------   --------   --------   -----------   --------
Latin America...............     $  160       $  5       $  8         $ 80        $ 10       $ 15        $  117       $  4
Asia Pacific................      1,536         46         94          908          55         80         1,423         18
Technology..................         nm         --         --          913          18         27           729         15
Agriculture.................         nm         --         --          541          11         16           572          3
Oil and Gas.................         nm         --         --          719          14         22            nm         --
Other.......................         nm         --         --          806           7         10         3,847         15
Model Imprecision...........                    56         70                       49         61                       62
                                              ----       ----                     ----       ----                     ----
Total Attributed............                  $107       $172                     $164       $231                     $117
                                              ====       ====                     ====       ====                     ====

                                1999
                              --------
CONCENTRATION                   HIGH
----------------------------  --------
Latin America...............    $  7
Asia Pacific................      39
Technology..................      22
Agriculture.................       6
Oil and Gas.................      --
Other.......................      33
Model Imprecision...........      77
                                ----
Total Attributed............    $184
                                ====

------------------------

nm = not meaningful for this assessment.

    In our assessment as of December 31, 1997, management focused, in particular, on the following factors:

    - With respect to the adverse impact of the Asian financial turmoil, which could be in the range of $46 million to $94 million.

    - With respect to cross-border loans and acceptances to Latin American countries, management considered the continued effects of the local financial turmoil, which could be in the range of $5 million to $8 million.

    - With respect to the margin for model and estimation risk, which could be in the range of $56 million to $70 million.

    In our assessment as of December 31, 1998, management focused, in particular, on the following factors:

    - With respect to oil and gas, we considered the effects of the decline in oil prices on the cash flows of borrowers in the oil and gas industry, which could be in the range of $14 million to $22 million.

    - With respect to the technology industry, management considered the effects of export market conditions and cyclical over-capacity on borrowers in the chip and semiconductor industries, which could be in the range of $18 million to $27 million.

    - With respect to the agricultural industry, we considered the effects of abnormal weather conditions and export market conditions on agricultural borrowers, which could be in the range of $11 million to $16 million.

    - With respect to cross-border loans and acceptances to certain Asia/Pacific countries, management considered the improving but continuing effects of the global financial turmoil, which changed the range to $55 million to $80 million.

    - With respect to cross-border loans and acceptances to Latin American countries, management considered the continued effects of the global financial turmoil, which could be in the range of $10 million to $15 million.

    - With respect to the margin for model and estimation risk, which could be in the range of $49 million to $61 million.

    In our assessment as of December 31, 1999, management focused, in particular, on the following factors:

    - With respect to the agriculture industry, we considered the reduction of the impact of previous years' abnormal weather conditions and improvement in export market conditions on agricultural borrowers, which has reduced the exposure to a range of $3 million to $6 million.

    - With respect to the technology industry, management considered the improvements in export market conditions and the reduction in the cyclical over-capacity on borrowers in the chip and semiconductor industries, which has reduced the exposure to a range of $15 million to $22 million.

    - With respect to cross-border loans and acceptances to certain Asia/Pacific countries, management considered the improving but continuing effects of the global financial turmoil, which has reduced the exposure to a range of $18 million to $39 million.

    - With respect to cross-border loans and acceptances to Latin America, primarily Brazil, management considered the improving but continuing effects of the global financial turmoil, which has reduced the exposure to a range of $4 million to $7 million.

    - With respect to oil and gas, management considered the effects of rising oil prices and the improvement in the cash flows of borrowers in the oil and gas industry, which no longer required an attribution of the unallocated allowance.

    - With respect to the margin for model and estimation risk, which could be in the range of $62 million to $77 million.

    There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the range set forth above. See paragraph on forward-looking statements on page F-2.

    Although in certain instances the downgrading of a loan resulting from these effects was reflected in the formula allowance, management believed that in most instances the impact of these events on the collectibility of the applicable loans was not reflected in the level of nonperforming loans or in the internal risk grading process with respect of such loans. Accordingly, our evaluation of the probable losses related to these factors was reflected in the unallocated allowance. The evaluations of the inherent losses with respect to these factors were subject to higher degrees of uncertainty because they were not identified with specific problem credits.

CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

    The following table sets forth a reconciliation of changes in our allowance for credit losses.

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
(DOLLARS IN THOUSANDS)                        1995       1996       1997       1998       1999
------------------------------------------  --------   --------   --------   --------   --------
Balance, beginning of period..............  $563,142   $555,149   $523,946   $451,692   $459,328
Loans charged off:
  Commercial, financial and industrial....    47,524     42,134     58,664     38,219     48,597
  Construction............................     9,401      3,249        120          3         --
  Mortgage................................    29,330     13,483      5,058      6,547        747
  Consumer................................    44,627     56,361     55,336     29,312     15,009
  Lease financing.........................     2,422      2,623      3,601      2,709      3,232
  Foreign(1)..............................       295      1,250         --         --     14,100
                                            --------   --------   --------   --------   --------
    Total loans charged off...............   133,599    119,100    122,779     76,790     81,685
Recoveries of loans previously charged
  off:
  Commercial, financial and industrial....    39,178     22,341     23,371     23,762     17,851
  Construction............................     3,195        132      9,054          3         --
  Mortgage................................    18,500     12,277      3,292      2,857        521
  Consumer................................    10,924     12,906     14,946     14,021      8,356
  Lease financing.........................       311        368        351        501        811
  Foreign(1)..............................       295         --         --         --         --
                                            --------   --------   --------   --------   --------
    Total recoveries of loans previously
      charged off.........................    72,403     48,024     51,014     41,144     27,539
                                            --------   --------   --------   --------   --------
      Net loans charged off...............    61,196     71,076     71,765     35,646     54,146
Provision for credit losses...............    53,250     40,000         --     45,000     65,000
Transfer of reserve for trading account
  assets..................................        --         --         --     (1,911)        --
Foreign translation adjustment and other
  net additions (deductions)..............       (47)      (127)      (489)       193        196
                                            --------   --------   --------   --------   --------
Balance, end of period....................  $555,149   $523,946   $451,692   $459,328   $470,378
                                            ========   ========   ========   ========   ========
Allowance for credit losses to total
  loans...................................      2.72%      2.49%      1.99%      1.89%      1.82%
Provision for credit losses to net loans
  charged off.............................     87.02      56.28         nm     126.24     120.05
Recoveries of loans to loans charged off
  in the previous year....................     26.44      35.95      42.83      33.51      35.86
Net loans charged off to average loans
  outstanding.............................      0.32       0.34       0.33       0.15       0.22

------------------------

(1)  Foreign loans are those loans originated in foreign branches.

nm = not meaningful

    Loans charged off in 1998 decreased by $46 million, primarily due to a $20 million decrease in commercial, financial and industrial loans charged off as portfolio quality improved, and a $26 million decrease in consumer loans charged off, primarily due to the sale of the credit card portfolio in the second quarter of 1998. Loans charged off in 1999 increased by $5 million over 1998, primarily due to a $10 million increase in commercial, financial and industrial loans and a $14 million increase in foreign loans charged off, partially offset by a $14 million decrease in consumer loans charged off and a $6 million decrease in mortgage loans charged off. The foreign loan charge-off consisted of a single Taiwanese credit. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses. Recoveries of loans previously charged off in 1998 decreased by $10 million from 1997, and the percentage of current year recoveries to loans charged off in the previous year decreased from
42.83 percent in 1997 to 33.51 percent in 1998. Recoveries of loans previously charged off in 1999 decreased by $14 million over 1998, and the percentage of current year recoveries to loans charged off in the previous year increased from
33.51 percent in 1998 to 35.86 percent in 1999. At December 31, 1999, the allowance for credit losses exceeded the net loans charged off during 1999, reflecting management's belief, based on the foregoing analysis, that there were additional losses inherent in the portfolio.

    At December 31, 1997, our average annual net charge-offs for the past five years were $131 million, compared with $88 million at December 31, 1998 and $59 million at December 31, 1999. These net charge-offs represent 3.4 years,
5.2 years and 8.0 years of losses based on the level of the allowance for credit losses at December 31, 1997, 1998 and 1999, respectively. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

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

    The following table sets forth an analysis of nonperforming assets.

                                                                DECEMBER 31,
                                            ----------------------------------------------------
(DOLLARS IN THOUSANDS)                        1995       1996       1997       1998       1999
------------------------------------------  --------   --------   --------   --------   --------
Commercial, financial and industrial......  $ 84,336   $ 56,864   $ 46,392   $ 60,703   $159,479
Construction..............................    40,026      7,349      4,071      4,359      4,286
Mortgage:
  Residential.............................    19,220     11,214        954         --         --
  Commercial..............................    63,836     52,593     57,921      8,254      3,629
                                            --------   --------   --------   --------   --------
    Total mortgage........................    83,056     63,807     58,875      8,254      3,629
Other.....................................       849        247         --      5,134         --
                                            --------   --------   --------   --------   --------
    Total nonaccrual loans................   208,267    128,267    109,338     78,450    167,394
Renegotiated loans........................     1,612         --         --         --         --
Foreclosed assets.........................    36,992     28,517     20,471     11,400      2,386
                                            --------   --------   --------   --------   --------
    Total nonperforming assets............   246,871    156,784    129,809     89,850    169,780
                                            ========   ========   ========   ========   ========
Allowance for credit losses...............  $555,149   $523,946   $451,692   $459,328   $470,378
                                            ========   ========   ========   ========   ========
Nonaccrual and renegotiated loans to total
  loans...................................      1.03%      0.61%      0.48%      0.32%      0.65%
Allowance for credit losses to nonaccrual
  loans...................................    266.56     408.48     413.12     585.50     281.00
Nonperforming assets to total loans and
  foreclosed assets.......................      1.21       0.74       0.57       0.37       0.66
Nonperforming assets to total assets......      0.90       0.54       0.42       0.28       0.50

    The following table sets forth an analysis of loans contractually past due 90 days or more as to interest or principal, but not included in nonaccrual loans above.

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
(DOLLARS IN THOSUANDS)                             1995       1996       1997       1998       1999
-----------------------------------------------  --------   --------   --------   --------   --------
Commercial, financial and industrial...........  $ 3,752    $ 4,527    $   450    $   913    $ 2,729
Construction...................................    1,063         --         --         --         --
Mortgage:
  Residential..................................    8,479      8,969     10,170      9,338      5,830
  Commercial...................................    3,592        168      1,660     13,955        442
                                                 -------    -------    -------    -------    -------
    Total mortgage.............................   12,071      9,137     11,830     23,293      6,272
Consumer and other.............................    8,854     10,028      7,712      7,292      2,932
                                                 -------    -------    -------    -------    -------
  Total loans 90 days or more past due and
    still accruing.............................  $25,740    $23,692    $19,992    $31,498    $11,933
                                                 =======    =======    =======    =======    =======

    At December 31, 1999, nonperforming assets totaled $170 million, an increase of $80 million, or 89 percent, from year-end 1998. The increase was concentrated among several large credits in different industry sectors. We do not believe that the magnitude of this increase is indicative of an on-going trend.

    Nonaccrual and renegotiated loans as a percentage of total loans were
0.32 percent at December 31, 1998 compared with 0.65 percent at December 31, 1999. Nonperforming assets as a percentage of total loans and foreclosed assets increased to 0.66 percent at year-end 1999 from 0.37 percent at December 31, 1998. At December 31, 1999, approximately 95 percent of nonaccrual loans were related to commercial, financial and industrial.

    Total loans 90 days or more past due and still accruing were $31 million at December 31, 1998 compared with $12 million at December 31, 1999.

INTEREST FOREGONE

    Interest foregone during 1998 and 1999 for loans that were on nonaccrual status at December 31, 1998 and 1999 was $4 million and $8 million, respectively. We recognized less than $1 million in interest income during 1998 and 1999 for loans that were on nonaccrual status at December 31, 1998 and December 31, 1999, respectively.

SECURITIES

    The following tables summarize the composition of the securities portfolio and the gross unrealized gains and losses within the portfolio.

SECURITIES AVAILABLE FOR SALE

                                                              DECEMBER 31,
                        ----------------------------------------------------------------------------------------
                           1997                            1998                                   1999
                        ----------   -------------------------------------------------   -----------------------
                                                    GROSS        GROSS                                  GROSS
                           FAIR      AMORTIZED    UNREALIZED   UNREALIZED      FAIR      AMORTIZED    UNREALIZED
(DOLLARS IN THOUSANDS)    VALUE         COST        GAINS        LOSSES       VALUE         COST        GAINS
----------------------  ----------   ----------   ----------   ----------   ----------   ----------   ----------
U.S. Treasury........   $  997,997   $  753,991    $16,341       $   --     $  770,332   $  450,238    $ 1,302
Other U.S.
  government.........      715,474      856,463     12,364           --        868,827      974,211        294
Mortgage-backed
  securities.........      682,758    1,875,141      9,271        2,634      1,881,778    1,665,317         62
State and municipal...     104,173       72,777     11,469           --         84,246       55,496      7,786
Corporate debt
  securities.........        3,008        8,069         --           --          8,069       50,058         --
Equity securities....       29,805       18,149        252           --         18,401       50,888      1,403
Foreign securities...        5,171        6,799        121           41          6,879       16,597        104
                        ----------   ----------    -------       ------     ----------   ----------    -------
    Total securities
      available for
      sale...........   $2,538,386   $3,591,389    $49,818       $2,675     $3,638,532   $3,262,805    $10,951
                        ==========   ==========    =======       ======     ==========   ==========    =======

                             DECEMBER 31,
                        -----------------------
                                 1999
                        -----------------------
                          GROSS
                        UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)    LOSSES       VALUE
----------------------  ----------   ----------
U.S. Treasury........    $   912     $  450,628
Other U.S.
  government.........     13,621        960,884
Mortgage-backed
  securities.........     49,094      1,616,285
State and municipal...        --         63,282
Corporate debt
  securities.........         26         50,032
Equity securities....         --         52,291
Foreign securities...          4         16,697
                         -------     ----------
    Total securities
      available for
      sale...........    $63,657     $3,210,099
                         =======     ==========

SECURITIES HELD TO MATURITY

                                                                       DECEMBER 31,
                        -----------------------------------------------------------------------------------------------------------
                          1997                           1998                                             1999
                        ---------   ----------------------------------------------   ----------------------------------------------
                                                  GROSS        GROSS                               GROSS        GROSS
                        AMORTIZED   AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
(DOLLARS IN THOUSANDS)    COST        COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
----------------------  ---------   ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
U.S. Treasury.........  $ 40,092    $ 40,047      $1,050        $ --      $ 41,097    $    --       $ --        $   --     $    --
Other U.S.
  government..........    99,520      89,783       1,392          --        91,175     19,996         35            --      20,031
Mortgage-backed
  securities..........    24,477      15,247       1,178          --        16,425     11,302        577             3      11,876
State and municipal...    24,686      15,436           4         893        14,547     15,228         --         1,759      13,469
                        --------    --------      ------        ----      --------    -------       ----        ------     -------
    Total securities
      held to
      maturity........  $188,775    $160,513      $3,624        $893      $163,244    $46,526       $612        $1,762     $45,376
                        ========    ========      ======        ====      ========    =======       ====        ======     =======

    Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality and liquidity. At December 31, 1999, approximately 96 percent of total securities were investment grade.

ANALYSIS OF SECURITIES PORTFOLIO

    The following tables show the remaining contractual maturities and expected yields of the securities portfolio at December 31, 1999.

SECURITIES AVAILABLE FOR SALE

                                                                     MATURITY
                              ---------------------------------------------------------------------------------------
                                                        OVER ONE YEAR         OVER FIVE YEARS
                                   ONE YEAR                THROUGH                THROUGH                OVER
                                    OR LESS              FIVE YEARS              TEN YEARS             TEN YEARS
                              -------------------   ---------------------   -------------------   -------------------
                                                                                                    OVER
(DOLLARS IN THOUSANDS)         AMOUNT    YIELD(4)     AMOUNT     YIELD(4)    AMOUNT    YIELD(4)    AMOUNT    YIELD(4)
----------------------------  --------   --------   ----------   --------   --------   --------   --------   --------
U.S. Treasury...............  $204,912     6.69%    $  245,326     6.21%    $     --       --%    $     --       --%
Other U.S. government.......   264,714     6.56        709,497     6.25           --       --           --       --
Mortgage-backed
  securities(1).............    51,718     6.62        849,029     6.19      155,291     6.20      609,279     5.69
State and municipal(2)......     2,938    10.61         11,967    10.32       13,921    10.61       26,670    11.07
Corporate debt securities...        --       --             --       --       12,607    13.35       37,451    10.95
Equity securities(3)........        --       --             --       --           --       --           --       --
Foreign securities..........     9,445     6.61          7,152     1.56           --       --           --       --
                              --------              ----------              --------              --------
    Total securities
      available for sale....  $533,727     6.64%    $1,822,971     6.22%    $181,819     7.03%    $673,400     6.20%
                              ========              ==========              ========              ========


                                      TOTAL
                                 AMORTIZED COST
                              ---------------------

(DOLLARS IN THOUSANDS)          AMOUNT     YIELD(4)
----------------------------  ----------   --------
U.S. Treasury...............  $  450,238     6.43%
Other U.S. government.......     974,211     6.33
Mortgage-backed
  securities(1).............   1,665,317     6.02
State and municipal(2)......      55,496    10.77
Corporate debt securities...      50,058    11.55
Equity securities(3)........      50,888       --
Foreign securities..........      16,597     4.43
                              ----------
    Total securities
      available for sale....  $3,262,805     6.33%
                              ==========

SECURITIES HELD TO MATURITY

                                                                          MATURITY
                                    -------------------------------------------------------------------------------------
                                                             OVER ONE YEAR        OVER FIVE YEARS
                                         ONE YEAR               THROUGH               THROUGH                OVER
                                          OR LESS             FIVE YEARS             TEN YEARS             TEN YEARS
                                    -------------------   -------------------   -------------------   -------------------
(DOLLARS IN THOUSANDS)               AMOUNT    YIELD(4)    AMOUNT    YIELD(4)    AMOUNT    YIELD(4)    AMOUNT    YIELD(4)
----------------------------------  --------   --------   --------   --------   --------   --------   --------   --------
U.S. Treasury.....................  $    --        --%     $   --        --%    $    --        --%    $    --        --%
Other U.S. government.............   19,996      7.69          --        --          --        --          --        --
Mortgage-backed securities(1).....        6      9.03         615      9.35      10,678      9.00           3      8.76
State and municipal(2)............       --        --       1,535      6.48       2,676      5.80      11,017      5.77
                                    -------                ------               -------               -------
  Total securities held to
    maturity......................  $20,002      7.69%     $2,150      7.30%    $13,354      8.36%    $11,020      5.77%
                                    =======                ======               =======               =======


                                           TOTAL
                                      AMORTIZED COST
                                    -------------------
(DOLLARS IN THOUSANDS)               AMOUNT    YIELD(4)
----------------------------------  --------   --------
U.S. Treasury.....................  $    --        --%
Other U.S. government.............   19,996      7.69
Mortgage-backed securities(1).....   11,302      9.02
State and municipal(2)............   15,228      5.85
                                    -------
  Total securities held to
    maturity......................  $46,526      7.41%
                                    =======

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

(4) For the purposes of the analysis of the securities portfolio, yields are based on amortized cost.

LOAN MATURITIES

    The following table presents our loans by maturity.

                                                              DECEMBER 31, 1999
                                             ----------------------------------------------------
                                                             OVER
                                                           ONE YEAR
                                              ONE YEAR      THROUGH        OVER
(DOLLARS IN THOUSANDS)                        OR LESS     FIVE YEARS    FIVE YEARS       TOTAL
-------------------------------------------  ----------   -----------   -----------   -----------
Domestic:
  Commercial, financial and industrial.....  $5,464,944   $ 6,905,566   $ 1,806,120   $14,176,630
  Construction.............................     331,972       310,335         6,171       648,478
  Mortgage:
    Residential............................      52,867       233,977     2,294,297     2,581,141
    Commercial.............................     773,958     1,770,378     1,028,011     3,572,347
                                             ----------   -----------   -----------   -----------
      Total mortgage.......................     826,825     2,004,355     3,322,308     6,153,488
  Consumer:
    Installment............................     474,756       969,771       477,631     1,922,158
    Home equity............................     114,831       354,807       258,138       727,776
                                             ----------   -----------   -----------   -----------
      Total consumer.......................     589,587     1,324,578       735,769     2,649,934
  Lease financing..........................     353,098       795,444            --     1,148,542
                                             ----------   -----------   -----------   -----------
      Total loans in domestic offices......   7,566,426    11,340,278     5,870,368    24,777,072
Loans originated in foreign branches.......   1,098,855        19,541        17,490     1,135,886
                                             ----------   -----------   -----------   -----------
      Total loans..........................  $8,665,281   $11,359,819   $ 5,887,858   $25,912,958
                                             ==========   ===========   ===========
        Allowance for credit losses........                                               470,378
                                                                                      -----------
      Loans, net...........................                                           $25,442,580
                                                                                      ===========
Total fixed rate loans due after one
  year.....................................                                           $ 4,656,873
Total variable rate loans due after one
  year.....................................                                            12,590,804
                                                                                      -----------
      Total loans due after one year.......                                           $17,247,677
                                                                                      ===========

CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

    The following table presents domestic certificates of deposit of $100,000 and over by maturity.

                                                              DECEMBER 31,
(DOLLARS IN THOUSANDS)                                            1999
------------------------------------------------------------  ------------
Three months or less........................................   $3,139,646
Over three months through six months........................      890,837
Over six months through twelve months.......................      765,989
Over twelve months..........................................      136,899
                                                               ----------
Total domestic certificates of deposit of $100,000 and
  over......................................................   $4,933,371
                                                               ==========

    We offer certificates of deposit of $100,000 and over at market rates of interest. Many of these certificates are issued to customers, both public and private, who have done business with us for an extended period. Based on our historical experience, we expect that as these deposits come due, the majority will continue to be renewed at market rates of interest.

    Substantially all of our deposits in foreign branches are certificates of deposit of $100,000 and over and mature in less than one year.

BORROWED FUNDS

    The following table presents information on our borrowed funds.

                                                                       DECEMBER 31,
                                                           ------------------------------------
(DOLLARS IN THOUSANDS)                                        1997         1998         1999
---------------------------------------------------------  ----------   ----------   ----------
Federal funds purchased and securities sold under
  repurchase agreements with weighted average interest
  rates of 5.38%, 4.88% and 5.09% at December 31, 1997,
  1998 and 1999, respectively............................  $1,335,884   $1,307,744   $1,156,799
Commercial paper, with weighted average interest rates of
  5.64%, 5.01% and 5.45% at December 31, 1997, 1998 and
  1999, respectively.....................................     966,575    1,444,745    1,108,258
Other borrowed funds, with weighted average interest
  rates of 6.23%, 5.35% and 5.91% at December 31, 1997,
  1998 and 1999, respectively............................     476,010      331,165      540,496
                                                           ----------   ----------   ----------
  Total borrowed funds...................................  $2,778,469   $3,083,654   $2,805,553
                                                           ==========   ==========   ==========
Federal funds purchased and securities sold under
  repurchase agreements:
  Maximum outstanding at any month end...................  $1,575,930   $2,058,610   $1,786,594
  Average balance during the year........................   1,097,707    1,604,675    1,489,214
  Weighted average interest rate during the year.........        5.33%        5.26%        4.84%
Commercial paper:
  Maximum outstanding at any month end...................  $1,876,135   $1,918,700   $1,737,265
  Average balance during the year........................   1,637,070    1,631,216    1,529,814
  Weighted average interest rate during the year.........        5.49%        5.42%        5.04%
Other borrowed funds:
  Maximum outstanding at any month end...................  $  851,694   $  438,151   $  993,550
  Average balance during the year........................     635,900      328,872      708,625
  Weighted average interest rate during the year.........        5.42%        5.68%        5.28%

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

    Total shareholders' equity was $3.0 billion at December 31, 1999, a decrease of $71 million from year-end 1998. This change was primarily a result of $442 million of net income for 1999, offset by dividends on common stock of $135 million, repurchases of our common stock of $329 million, and net unrealized losses on securities available for sale of $62 million. Of the $329 million repurchases of our common stock, $312 million related to repurchases from The Bank of Tokyo-Mitsubishi, Ltd. and Meiji Life Insurance Company and $17 million related to planned repurchases under the $100 million stock repurchase program announced in November 1999.

    We offer a dividend reinvestment plan that allows shareholders to reinvest dividends in our common stock at 5 percent below the market price. During 1999, The Bank of Tokyo-Mitsubishi, Ltd. did not participate in the plan.

    Capital adequacy depends on a variety of factors including asset quality and risk profile, liquidity, earnings stability, competitive and economic conditions, and management. We believe that the current level of profitability, coupled with a prudent dividend policy, is adequate to support normal growth in operations while meeting regulatory capital guidelines.

    The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.

                                                       DECEMBER 31,                                 MINIMUM
                            -------------------------------------------------------------------   REGULATORY
(DOLLARS IN THOUSANDS)         1995          1996          1997          1998          1999       REQUIREMENT
--------------------------  -----------   -----------   -----------   -----------   -----------   -----------
CAPITAL COMPONENTS
Tier 1 capital............  $ 2,355,057   $ 2,395,580   $ 2,587,071   $ 2,965,865   $ 3,308,912
Tier 2 capital............      591,266       551,074       601,102       604,938       616,772
                            -----------   -----------   -----------   -----------   -----------
Total risk-based
  capital.................  $ 2,946,323   $ 2,946,654   $ 3,188,173   $ 3,570,803   $ 3,925,684
                            ===========   ===========   ===========   ===========   ===========
Risk-weighted assets......  $25,179,489   $26,390,288   $28,862,340   $30,753,030   $33,288,167
                            ===========   ===========   ===========   ===========   ===========
Quarterly average
  assets..................  $27,073,158   $28,496,355   $30,334,507   $31,627,022   $32,765,347
                            ===========   ===========   ===========   ===========   ===========
CAPITAL RATIOS
Total risk-based
  capital.................        11.70%        11.17%        11.05%        11.61%        11.79%      8.0%
Tier 1 risk-based
  capital.................         9.35          9.08          8.96          9.64          9.94       4.0
Leverage ratio(1).........         8.70          8.41          8.53          9.38         10.10       4.0

------------------------------

(1) Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

    We and Union Bank of California, N.A. are subject to various regulations of the federal banking agencies, including minimum capital requirements. We and Union Bank of California, N.A. are required to maintain minimum ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the leverage ratio).

    Compared with December 31, 1998, our Tier 1 risk-based capital ratio at December 31, 1999 increased 30 basis points to 9.94 percent, our total risk-based capital ratio increased 18 basis points to 11.79 percent, and our leverage ratio increased 72 basis points to 10.10 percent. The increase in our capital ratios was primarily attributable to retained earnings growing faster than both risk-weighted assets and average assets.

    As of December 31, 1999, management believed the capital ratios of Union Bank of California, N.A. met all regulatory requirements of a "well-capitalized" institution.

COMPARISON OF FINANCIAL RESULTS OF 1997 TO 1998

    Net income in 1997 was $411 million, compared to $466 million in 1998. Net income applicable to common stock was $404 million, or $2.30 per diluted common share, in 1997, compared with $466 million, or $2.65 per diluted common share, in 1998. This increase in diluted earnings per share of 15 percent over 1997 was due to a 7 percent increase in net interest income, a 15 percent increase in noninterest income, and a decline in the effective income tax rate of 6 percentage points, partially offset by a $45 million increase in the provision for credit losses and a 9 percent increase in noninterest expense. Other highlights for 1998 include:

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

    - Noninterest expense was $1.1 billion in 1998, an increase of $91 million, or 9 percent, over 1997. Personnel-related expense increased $46 million, or 8 percent; other noninterest expense increased $16 million, or 19 percent; and professional services increased $9 million, or 31 percent.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    GENERAL

    Market risk is the risk of loss to future earnings, to fair values, or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits, and borrowings, as well as derivative instruments. Our exposure to market risk is a function of our asset and liability management activities, our trading activities for our own account, and our role as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of our earnings and equity to loss and to reduce the volatility inherent in certain financial instruments.

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

    Gap analysis has significant limitations as a method for measuring interest rate risk since changes in interest rates do not affect all categories of assets and liabilities in the same way. To address these limitations, we use a simulation model to quantify the impact of changing interest rates on net interest income (NII). A frequency distribution of simulated 12-month NII outcomes based on rate scenarios produced through a Monte Carlo rate generation process is prepared monthly to statistically determine the mean NII. The amount of Earnings at Risk (EaR), defined as the potential negative change in NII, is measured at a 97.5 percent confidence level and is managed within the limit established in the Board's

ALM Policy at 5 percent of mean NII. The following table summarizes our EaR and EaR as a percentage of NII.

                                                                 DECEMBER 31,
                                                              -------------------
(DOLLARS IN MILLIONS)                                           1998       1999
------------------------------------------------------------  --------   --------
EaR.........................................................   $25.5      $53.9
EaR as a percentage of mean NII.............................    1.97%      3.69%

    During 1999, our EaR increased significantly from the previous year because we allowed our asset sensitivity to rise, thus increasing interest income during the rising rate environment. With an asset-sensitive balance sheet, EaR measures the potential risk to earnings during a falling rate environment.

    An additional limit established by the Board's ALM Policy is that under single interest rate shock scenarios, up or down 200 basis points, the difference between the lower simulated NII and the mean NII must be no more than 8 percent of the mean NII. The following table sets forth the change in simulated NII for both an upward and downward shock scenario of 200 basis points.

                                                                 DECEMBER 31,
                                                              -------------------
(DOLLARS IN MILLIONS)                                           1998       1999
------------------------------------------------------------  --------   --------
+200 basis points...........................................   $ 23.4     $ 48.6
as a percentage of mean NII.................................     1.81%      3.33%
-200 basis points...........................................   $(52.2)    $(81.2)
as a percentage of mean NII.................................     4.03%      5.57%

    During 1999, our mean NII increased significantly from the previous year, largely due to the fact that we allowed our asset sensitivity to rise, thereby increasing net interest income. In addition, mean NII increased as a result of the $1.5 billion increase in average earning assets.

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

                                                                                     DECEMBER 31,
                                                            ---------------------------------------------------------------
                                                                         1998                             1999
                                                            ------------------------------   ------------------------------
                                                            AVERAGE      HIGH       LOW      AVERAGE      HIGH       LOW
(DOLLARS IN THOUSANDS)                                        VAR        VAR        VAR        VAR        VAR        VAR
----------------------------------------------------------  --------   --------   --------   --------   --------   --------
Foreign exchange..........................................    $103       $389       $ 20       $260       $730       $ 78
Securities................................................     410        873        222        249        741         62

    The VaRs for foreign exchange trading increased during 1999 due to higher volumes of foreign exchange activities as well as higher approved trading limits. While the VaRs are significantly greater that the previous year, they are well within the limits established by our trading policy. The VaRs for securities trading declined significantly during 1999, reflecting the decision we made earlier this year to exit the municipal underwriting and certain other capital markets businesses.

    Our interest rate derivative contracts include $2.9 billion of derivative contracts entered into as an accommodation for customers. We act as an intermediary and match these contracts at a profit with contracts with The Bank of Tokyo-Mitsubishi, Ltd. or other dealers, thus neutralizing the related market risk. We maintain responsibility for the credit risk associated with these contracts.

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

    Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common shareholders' equity, funded 66 percent of average total assets of $32.1 billion for the year ended December 31, 1999. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper and other borrowings. In 1999, we issued $350 million in trust preferred securities the proceeds of which were utilized to repurchase our common stock.

    Liquidity may also be provided by the sale or maturity of assets. Such assets include interest bearing deposits in banks, federal funds sold and securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $0.6 billion during 1999. Additional liquidity may be provided by investment securities available for sale that amounted to $3.2 billion at December 31, 1999, and by loan maturities. At December 31, 1999, $8.7 billion of loans were scheduled to mature within one year.

    The following table summarizes our interest rate sensitivity based on expected repricings in the time frames indicated for the balance sheet and interest rate derivatives as of December 31, 1999. This table shows that assets that are rate sensitive within one year exceeded liabilities within that same period by $5.6 billion at December 31, 1999. Adjusted for the effects of the securities portfolio and derivatives used for hedging, this cumulative gap was $5.7 billion. At December 31, 1998, our assets that were rate sensitive within one year exceeded liabilities within that same period by $5.0 billion. Adjusted for the effects of the securities portfolio and derivatives used for hedging, this cumulative gap was reduced to $3.7 billion.

                                                                             DECEMBER 31, 1999
                                                           -----------------------------------------------------
                                                                     AMOUNTS MATURING OR REPRICING IN
                                                           -----------------------------------------------------
                                                              0-12          >1-5         AFTER 5
(DOLLARS IN THOUSANDS)                                       MONTHS         YEARS         YEARS         TOTAL
----------------------                                     -----------   -----------   -----------   -----------
ASSETS
Federal funds sold and securities purchased under resale
  agreements.............................................  $   833,450   $        --   $        --   $   833,450
Interest bearing deposits in banks.......................      182,719            --            --       182,719
Trading account assets...................................      179,935            --            --       179,935
Loans(1).................................................   19,886,896     4,213,285     1,812,777    25,912,958
Other assets(1)(2).......................................      904,575     1,499,400       915,114     3,319,089
                                                           -----------   -----------   -----------   -----------
    Total assets (except securities).....................  $21,987,575   $ 5,712,685   $ 2,727,891   $30,428,151
                                                           ===========   ===========   ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
  Interest bearing checking(1)(3)........................  $   190,172   $ 1,331,201   $        --   $ 1,521,373
  Money market demand accounts(1)(3).....................    1,125,152     3,375,457            --     4,500,609
  Savings(1)(3)..........................................      190,724     1,335,071            --     1,525,795
Other time deposits(1)...................................    8,595,167       384,125         8,198     8,987,490
Federal funds purchased and securities sold under
  repurchase agreements..................................    1,156,799            --            --     1,156,799
Other borrowed funds(1)..................................    1,648,678             3            73     1,648,754
Subordinated capital notes...............................      298,000            --            --       298,000
UnionBanCal Corporation-obligated mandatorily redeemable
  preferred securites of subsidiary grantor trust........           --            --       350,000       350,000
Noninterest bearing deposit accounts(1)(4)...............    2,916,430     6,804,910            --     9,721,340
Other liabilities(1)(2)..................................      259,340            --       727,808       987,148
Shareholders' equity(2)..................................           --            --     2,987,468     2,987,468
                                                           -----------   -----------   -----------   -----------
Total liabilities and shareholders' equity...............  $16,380,462   $13,230,767   $ 4,073,547   $33,684,776
                                                           ===========   ===========   ===========   ===========
Gap before risk management positions.....................  $ 5,607,113   $(7,518,082)  $(1,345,656)  $(3,256,625)
Cumulative gap before risk management positions..........  $ 5,607,113   $(1,910,969)  $(3,256,625)
INTEREST RATE RISK MANAGEMENT POSITIONS
  Securities(1)..........................................      903,758     1,934,946       417,921     3,256,625
  Interest rate swaps(6).................................     (500,000)      500,000            --            --
  Interest rate floors(5)(6).............................     (300,000)      300,000            --            --
                                                           -----------   -----------   -----------   -----------
Gap adjusted for risk management positions...............  $ 5,710,871   $(4,783,136)  $  (927,735)  $        --
                                                           ===========   ===========   ===========   ===========
Cumulative gap adjusted for risk management positions....  $ 5,710,871   $   927,735   $        --   $        --
                                                           ===========   ===========   ===========   ===========

------------------------------

(1) Certain balance sheet classifications used for interest rate sensitivity analysis do not conform to the Consolidated Balance Sheets on F-47.

(2) Items that neither reprice nor mature are included in the "After 5 years" column.

(3) Interest rate sensitivity of non-maturity deposit accounts are based on assumptions for a declining interest rate scenario since our balance sheet is asset-sensitive.

(4) 70 percent of the demand deposit account balance is assumed to be "core" deposits, which are not sensitive to interest rate changes.

(5) Floors purchased affect interest rate sensitivity in a declining interest rate scenario.

(6)  Floors and swaps that mature within the same period are excluded.

YEAR 2000

    The Year 2000 problem exists because many computer programs use only the last two digits to refer to a year. This convention could affect date-sensitive calculations that treat "00" as the year 1900, rather than as the year 2000. Another issue is that the year 2000 is a leap year and some programs may not properly provide for February 29, 2000.

    We achieved a successful transition to the Year 2000. Considering the complexity of our operations and the breadth of our technology, few problems occurred. None were more serious than the occasional problems that occur from time to time in normal ongoing banking operations, and all were dealt with satisfactorily. In addition, no problems with vendors or customers have yet been identified or experienced.

    We have largely completed the extensive Year 2000 Program that made the successful transition possible. The principal tasks remaining are to perform tests of quarter-end processing and monitoring ongoing operations for problems that may occur in the months ahead. See page F-17 for information on the cost of the Year 2000 Program.

CERTAIN BUSINESS RISK FACTORS

    ADVERSE CALIFORNIA ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS

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

    ADVERSE ECONOMIC FACTORS AFFECTING CERTAIN INDUSTRIES COULD HAVE AN ADVERSE
     EFFECT ON OUR CUSTOMERS AND THEIR ABILITY TO MAKE PAYMENTS TO US

    We are also subject to certain industry-specific economic factors. For example, a portion of our total loan portfolio is related to real estate obligations, and a portion of our recent growth has been fueled by the general real estate recovery in California. Accordingly, a downturn in the real estate industry in California could have an adverse effect on our operations. Similarly, a portion of our total loan portfolio is to borrowers in the agricultural industry. Adverse weather conditions, combined with low commodity prices, may adversely affect the agricultural industry and, consequently, may impact our business negatively.

    FLUCTUATIONS IN INTEREST RATES COULD ADVERSELY AFFECT OUR BUSINESS

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

    SHAREHOLDER VOTES ARE CONTROLLED BY THE BANK OF TOKYO-MITSUBISHI, LTD.

    A majority of our directors are not officers or employees of UnionBanCal Corporation or any of our affiliates, including The Bank of Tokyo-Mitsubishi. However, because of The Bank of Tokyo-Mitsubishi's control over the election of our directors, The Bank of Tokyo-Mitsubishi could change the composition of our Board of Directors so that the Board would not have a majority of outside directors. The Bank of Tokyo-Mitsubishi, Ltd. owns a majority of the outstanding shares of our common stock. As a result, The Bank of Tokyo-Mitsubishi can elect all of our directors and, as a result, can control the vote on all matters, including determinations such as: approval of mergers or other business combinations; sales of all or substantially all of our assets; any matters submitted to a vote of our shareholders; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to common stock or other equity securities; and matters that might be favorable to The Bank of Tokyo-Mitsubishi. The Bank of Tokyo-Mitsubishi's ability to prevent an unsolicited bid for us or any other change in control could have an adverse effect on the market price for our common stock.

    THE BANK OF TOKYO-MITSUBISHI'S FINANCIAL CONDITION COULD ADVERSELY AFFECT
     OUR OPERATIONS

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

    POTENTIAL CONFLICTS OF INTEREST WITH THE BANK OF TOKYO-MITSUBISHI, LTD.
     COULD ADVERSELY AFFECT US

    As part of The Bank of Tokyo-Mitsubishi's normal risk management processes, The Bank of Tokyo-Mitsubishi manages global credit exposures and concentrations on an aggregate basis, including us. Therefore, at certain levels, our ability to approve certain credits and categories of customers is subject to concurrence by The Bank of Tokyo-Mitsubishi. We may wish to extend credit to the same customer as The Bank of Tokyo-Mitsubishi. Our ability to do so may be limited for various reasons, including The Bank of Tokyo-Mitsubishi's aggregate credit exposure and marketing policies. Certain directors' and officers' ownership interests in The Bank of Tokyo-Mitsubishi's common stock or service as a director or officer or other employee of both us and The Bank of Tokyo-Mitsubishi could create or appear to create potential conflicts of interest, especially since both of us compete in the United States banking industry.

    SUBSTANTIAL COMPETITION IN THE CALIFORNIA BANKING MARKET COULD ADVERSELY
     AFFECT US

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

    RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS COULD LIMIT AMOUNTS
     PAYABLE TO US

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

    ADVERSE EFFECTS OF BANKING REGULATIONS OR CHANGES IN BANKING REGULATIONS
     COULD ADVERSELY AFFECT US

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

    POSSIBLE FUTURE SALES OF SHARES BY THE BANK OF TOKYO-MITSUBISHI, LTD. COULD
     ADVERSELY AFFECT THE MARKET FOR OUR STOCK

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

    STRATEGIES

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

    - our ability to sustain loan growth,

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

    RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR DIVESTITURES OR
     RESTRUCTURING

    We may acquire or invest in companies, technologies, services or products that complement our business. In addition, we continue to evaluate performance of all of our businesses and business lines and may sell a business or business lines. Any acquisitions, divestitures or restructuring may result in potentially dilutive issuance of equity securities, significant write-offs, the amortization of expenses related to goodwill and other intangible assets and/or the incurrence of debt, any of which could have a material adverse effect on our business, financial condition and results of operations. Acquisitions, divestitures or restructuring could involve numerous additional risks including difficulties in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business and the potential loss of key employees. There can be no assurance that we would be successful in overcoming these or any other significant risks encountered.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Consolidated Statements of Income for the Years Ended
  December 31, 1997, 1998, and 1999.........................   F-46

Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................   F-47

Consolidated Statements of Changes in Shareholders' Equity
  for the Years Ended December 31, 1997, 1998, and 1999.....   F-48

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1998, and 1999.........................   F-49

Notes to Consolidated Financial Statements..................   F-50

Management Statement........................................   F-90

Independent Auditors' Report................................   F-91

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                    1997         1998         1999
------------------------------------------------------------  ----------   ----------   ----------
INTEREST INCOME
Loans.......................................................  $1,763,277   $1,826,096   $1,918,283
Securities..................................................     167,440      200,337      211,192
Interest bearing deposits in banks..........................      56,748       17,080       12,174
Federal funds sold and securities purchased under resale
  agreements................................................      26,079       16,056        8,108
Trading account assets......................................      19,917       25,610       12,150
                                                              ----------   ----------   ----------
  Total interest income.....................................   2,033,461    2,085,179    2,161,907
                                                              ----------   ----------   ----------
INTEREST EXPENSE
Domestic deposits...........................................     520,583      468,907      444,032
Foreign deposits............................................      75,398       86,221       73,829
Federal funds purchased and securities sold under repurchase
  agreements................................................      58,544       84,440       72,083
Commercial paper............................................      89,912       88,358       77,041
Subordinated capital notes..................................      22,850       20,347       17,100
UnionBanCal Corporation-obligated mandatorily redeemable
  preferred securities of subsidiary grantor trust..........          --           --       24,569
Other borrowed funds........................................      34,492       18,683       37,420
                                                              ----------   ----------   ----------
  Total interest expense....................................     801,779      766,956      746,074
                                                              ----------   ----------   ----------
NET INTEREST INCOME.........................................   1,231,682    1,318,223    1,415,833
Provision for credit losses.................................          --       45,000       65,000
                                                              ----------   ----------   ----------
  Net interest income after provision for credit losses.....   1,231,682    1,273,223    1,350,833
                                                              ----------   ----------   ----------
NONINTEREST INCOME
Service charges on deposit accounts.........................     114,647      138,847      172,700
Trust and investment management fees........................     107,527      121,226      140,878
International commissions and fees..........................      66,122       72,036       70,801
Merchant transaction processing fees........................      57,128       56,929       68,037
Merchant banking fees.......................................      24,924       31,402       38,036
Securities gains, net.......................................       2,711        5,686        7,941
Other.......................................................      89,942      107,405       88,366
                                                              ----------   ----------   ----------
  Total noninterest income..................................     463,001      533,531      586,759
                                                              ----------   ----------   ----------
NONINTEREST EXPENSE
Salaries and employee benefits..............................     571,644      617,564      661,344
Net occupancy...............................................      85,630       90,917       90,162
Equipment...................................................      56,137       56,252       67,095
Foreclosed asset income.....................................      (1,268)      (2,821)      (1,344)
Restructuring charge........................................          --           --       85,000
Other.......................................................     332,522      373,306      379,716
                                                              ----------   ----------   ----------
  Total noninterest expense.................................   1,044,665    1,135,218    1,281,973
                                                              ----------   ----------   ----------
Income before income taxes..................................     650,018      671,536      655,619
Income tax expense..........................................     238,722      205,075      213,888
                                                              ----------   ----------   ----------
NET INCOME..................................................  $  411,296   $  466,461   $  441,731
                                                              ==========   ==========   ==========
NET INCOME APPLICABLE TO COMMON STOCK.......................  $  403,696   $  466,461   $  441,731
                                                              ==========   ==========   ==========
NET INCOME PER COMMON SHARE--BASIC..........................  $     2.31   $     2.66   $     2.65
                                                              ==========   ==========   ==========
NET INCOME PER COMMON SHARE--DILUTED........................  $     2.30   $     2.65   $     2.64
                                                              ==========   ==========   ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC...........     174,683      175,127      166,382
                                                              ==========   ==========   ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED.........     175,189      175,737      167,149
                                                              ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
(DOLLARS IN THOUSANDS)                                           1998          1999
------------------------------------------------------------  -----------   -----------
ASSETS
Cash and due from banks.....................................  $ 2,135,380   $ 2,141,964
Interest bearing deposits in banks..........................      209,568       182,719
Federal funds sold and securities purchased under resale
  agreements................................................      333,530       833,450
                                                              -----------   -----------
    Total cash and cash equivalents.........................    2,678,478     3,158,133
Trading account assets......................................      267,718       179,935
Securities available for sale...............................    3,638,532     3,210,099
Securities held to maturity (fair value: 1998, $163,244;
  1999, $45,376)............................................      160,513        46,526
Loans (net of allowance for credit losses: 1998, $459,328;
  1999, $470,378)...........................................   23,836,783    25,442,580
Due from customers on acceptances...........................      489,480       259,340
Premises and equipment, net.................................      421,091       425,021
Other assets................................................      783,721       963,142
                                                              -----------   -----------
    Total assets............................................  $32,276,316   $33,684,776
                                                              ===========   ===========
LIABILITIES
Domestic deposits:
  Noninterest bearing.......................................  $ 9,919,316   $ 9,395,925
  Interest bearing..........................................   12,609,565    14,274,310
Foreign deposits:
  Noninterest bearing.......................................      260,089       325,415
  Interest bearing..........................................    1,718,909     2,260,957
                                                              -----------   -----------
    Total deposits..........................................   24,507,879    26,256,607
Federal funds purchased and securities sold under repurchase
  agreements................................................    1,307,744     1,156,799
Commercial paper............................................    1,444,745     1,108,258
Other borrowed funds........................................      331,165       540,496
Acceptances outstanding.....................................      489,480       259,340
Other liabilities...........................................      839,059       727,808
Subordinated capital notes..................................      298,000       298,000
UnionBanCal Corporation-obligated mandatorily redeemable
  preferred securities of subsidiary grantor trust..........           --       350,000
                                                              -----------   -----------
    Total liabilities.......................................   29,218,072    30,697,308
                                                              -----------   -----------
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock:
  Authorized 5,000,000 shares, no shares issued or
    outstanding at December 31, 1998 or 1999................           --            --
Common stock--no stated value:
  Authorized 300,000,000 shares, issued 175,259,919 shares
    in 1998 and 164,282,622 shares in 1999..................    1,725,619     1,404,155
Retained earnings...........................................    1,314,915     1,625,263
Accumulated other comprehensive income (loss)...............       17,710       (41,950)
                                                              -----------   -----------
    Total shareholders' equity..............................    3,058,244     2,987,468
                                                              -----------   -----------
    Total liabilities and shareholders' equity..............  $32,276,316   $33,684,776
                                                              ===========   ===========

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                       YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                   1997                    1998                    1999
-----------------------------------------------  ---------------------   ---------------------   ---------------------
PREFERRED STOCK
Balance, beginning of year.....................  $  135,000              $       --              $       --
Redemption of preferred stock..................    (135,000)                     --                      --
                                                 ----------              ----------              ----------
  Balance, end of year.........................  $       --              $       --              $       --
                                                 ----------              ----------              ----------
COMMON STOCK
Balance, beginning of year.....................  $1,703,838              $1,714,209              $1,725,619
Dividend reinvestment plan.....................         (37)                     28                      50
Deferred compensation--restricted stock
  awards.......................................       3,757                   5,744                    (221)
Stock options exercised........................       6,651                   5,638                   7,369
Common stock repurchased.......................          --                      --                (328,662)
                                                 ----------              ----------              ----------
  Balance, end of year.........................  $1,714,209              $1,725,619              $1,404,155
                                                 ----------              ----------              ----------
RETAINED EARNINGS
Balance, beginning of year.....................  $  645,214              $  957,662              $1,314,915
Net income(1)..................................     411,296   $411,296      466,461   $466,461      441,731   $441,731
Dividends on common stock(2)...................     (89,848)               (106,932)               (134,992)
Dividends on preferred stock...................      (7,600)                     --                      --
Deferred compensation--restricted stock
  awards.......................................      (1,400)                 (2,276)                  3,609
                                                 ----------              ----------              ----------
  Balance, end of year.........................  $  957,662              $1,314,915              $1,625,263
                                                 ----------              ----------              ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year.....................  $   10,881              $    7,428              $   17,710
Unrealized holding gains (losses) arising
  during the year on securities available for
  sale, net of tax expense (benefit) of $4,370
  in 1997, $6,672 in 1998, and $(35,155) in
  1999.........................................                  7,538                  12,734                 (56,753)
Less: reclassification adjustment for gains on
  securities available for sale included in net
  income, net of tax expense of $995 in 1997,
  $2,175 in 1998, and $3,037 in 1999...........                 (1,716)                 (3,511)                 (4,904)
                                                              --------                --------                --------
Net unrealized gains (losses) on securities
  available for sale...........................                  5,822                   9,223                 (61,657)
Foreign currency translation adjustment, net of
  tax expense (benefit) of $(5,377) in 1997,
  $1,739 in 1998, and $581 in 1999.............                 (9,275)                  2,807                     938
Minimum pension liability adjustment, net of
  tax expense (benefit) of $(1,083) in 1998 and
  $427 in 1999.................................                     --                  (1,748)                  1,059
                                                              --------                --------                --------
Other comprehensive income (loss)..............      (3,453)    (3,453)      10,282     10,282      (59,660)   (59,660)
                                                 ----------   --------   ----------   --------   ----------   --------
Total comprehensive income.....................               $407,843                $476,743                $382,071
                                                              ========                ========                ========
  Balance, end of year.........................  $    7,428              $   17,710              $  (41,950)
                                                 ----------              ----------              ----------
    TOTAL SHAREHOLDERS' EQUITY.................  $2,679,299              $3,058,244              $2,987,468
                                                 ==========              ==========              ==========

------------------------------

(1) Includes dividends applicable to preferred shareholders of $7.6 million in 1997.

(2)  Dividends per share were $0.51 in 1997, $0.61 in 1998, and $0.82 in 1999.

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
(DOLLARS INTHOUSANDS)                                            1997          1998          1999
------------------------------------------------------------  -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   411,296   $   466,461   $   441,731
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for credit losses.............................           --        45,000        65,000
    Depreciation, amortization and accretion................       65,469        67,640        79,795
    Provision (benefit) for deferred income taxes...........       59,814        28,097       (10,529)
    Gain on sales of securities available for sale..........       (2,711)       (5,686)       (7,941)
    Merger and integration costs less utilization...........      (31,414)      (12,388)         (767)
    Restructuring charge in excess of utilization...........           --            --        69,359
    Net decrease in trading account assets..................       52,743       126,595        87,783
    Other, net..............................................      173,706      (117,258)     (291,297)
                                                              -----------   -----------   -----------
      Total adjustments.....................................      317,607       132,000        (8,597)
                                                              -----------   -----------   -----------
  Net cash provided by operating activities.................      728,903       598,461       433,134
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale......      171,629       418,477       209,920
  Proceeds from matured and called securities available for
    sale....................................................      587,034       259,465       827,595
  Purchases of securities available for sale................   (1,112,080)   (1,528,281)     (697,023)
  Proceeds from matured and called securities held to
    maturity................................................       79,828        28,540       114,168
  Purchases of premises and equipment.......................      (60,829)      (82,880)      (72,020)
  Net increase in loans.....................................   (1,788,179)   (1,625,149)   (1,711,391)
  Other, net................................................        4,245        12,466        (1,893)
                                                              -----------   -----------   -----------
  Net cash used by investing activities.....................   (2,118,352)   (2,517,362)   (1,330,644)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..................................    1,763,414     1,211,505     1,748,728
  Net increase (decrease) in federal funds purchased and
    securities sold under repurchase agreements.............       13,230       (28,140)     (150,945)
  Net increase (decrease) in commercial paper and other
    borrowed funds..........................................     (797,464)      333,325      (127,156)
  Common stock repurchased..................................           --            --      (328,662)
  Maturity and redemption of subordinated debt..............     (234,000)      (50,000)           --
  Proceeds from issuance of subordinated debt...............      200,000            --            --
  Proceeds from issuance of trust preferred securities......           --            --       350,000
  Payments of cash dividends................................      (93,303)      (98,160)     (127,119)
  Redemption of preferred stock.............................     (135,000)           --            --
  Other, net................................................       (2,661)        8,473        (3,677)
                                                              -----------   -----------   -----------
  Net cash provided by financing activities.................      714,216     1,377,003     1,361,169
                                                              -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents........     (675,233)     (541,898)      463,659
Cash and cash equivalents at beginning of year..............    3,937,697     3,199,455     2,678,478
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (63,009)       20,921        15,996
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year....................  $ 3,199,455   $ 2,678,478   $ 3,158,133
                                                              ===========   ===========   ===========
CASH PAID DURING THE YEAR FOR:
  Interest..................................................  $   820,355   $   784,023   $   702,880
  Income taxes..............................................      113,588       234,895       145,279
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Loans transferred to foreclosed assets (OREO).............  $    23,114   $    17,260   $     6,979
  Dividends declared but unpaid.............................       24,528        33,300        41,172

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

    INTRODUCTION

    UnionBanCal Corporation, a commercial bank holding company, and subsidiaries (the Company) was created on April 1, 1996 by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. (the Bank). The combination was accounted for as a reorganization of entities under common control (similar to a business combination under the pooling of interests method). Information pertaining to merger and integration expense is presented in Note 8.

    On March 3, 1999, the Company completed a secondary offering of
28.75 million shares of its Common Stock owned by The Bank of Tokyo-Mitsubishi, Ltd. (BTM). The Company received no proceeds from this transaction. Concurrent with the secondary offering, the Company repurchased
8.6 million shares of its outstanding Common Stock from BTM and 2.1 million shares owned by Meiji Life Insurance Company with $312 million of the net proceeds from the issuance of $350 million of 7 3/8 percent trust preferred securities that occurred on February 19, 1999. After the secondary offering and the repurchase, BTM owns 64 percent of the Company, or 105.6 million shares, compared with 82 percent prior to the transaction.

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

    TRADING ACCOUNT ASSETS

    Trading account assets are those financial instruments that management acquires with the intent to hold for short periods of time in order to take advantage of anticipated changes in market values. Substantially all of these assets are securities with a high degree of liquidity and a readily determinable market value. Interest earned, paid, or accrued on trading account assets is included in interest income using a method that generally produces a level yield. Realized gains and losses from the close out of

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED) trading account positions and unrealized market value adjustments are recognized in noninterest income. The reserve for derivative and foreign exchange contracts is presented as an offset to trading account assets. Changes in the reserve as a result of changes in the positive replacement cost of those contracts are provided as an offset to trading gains and losses.

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

    Debt securities and equity securities with readily determinable market values that are not classified as either securities held to maturity or trading account assets are classified as securities available for sale and carried at fair value, with the unrealized gains or losses reported net of taxes as a component of accumulated other comprehensive income (loss) in shareholders' equity until realized.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
    When a loan is placed on nonaccrual, all previously accrued but uncollected interest is reversed against current period operating results. All subsequent payments received are first applied to unpaid principal and then to uncollected interest. Interest income is accrued at such time as the loan is brought fully current as to both principal and interest, and, in management's judgment, such loans are considered to be fully collectible. However, Company policy also allows management to continue the recognition of interest income on certain loans designated as nonaccrual. This portion of the nonaccrual portfolio is referred to as "Cash Basis Nonaccrual" loans. This policy only applies to loans that are well secured and in management's judgment are considered to be fully collectible. Although the accrual of interest is suspended, any payments received may be applied to the loan according to its contractual terms and interest income recognized when cash is received.

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

    ALLOWANCE FOR CREDIT LOSSES

    The Company maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing. The allowance is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances and the unallocated allowance.

    The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED) evaluation date. The Company derives the loss factors for problem graded loans from a loss migration model, for pass graded loans by using historical average net charge-offs during a business cycle, and for pooled loans by using expected net charge-offs for one year. Pooled loans are homogeneous in nature and include consumer installment, residential mortgage, automobile leases and other loans and leases.

    Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

    The unallocated allowance is composed of two elements. The first element recognizes the model and estimation risk associated with the formula and specific allowances. The second element is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, bank regulatory examination results and findings of the Company's internal credit examiners.

    The allowance also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. In addition, the impairment allowance may include amounts related to certain qualitative factors that have yet to manifest themselves in the other measurements. Impairment is recognized by adjusting an allocation of the existing allowance for credit losses.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
    Other real estate owned (OREO) represents the collateral acquired through foreclosure in full or partial satisfaction of the related loan. OREO is recorded at the lower of the loan's unpaid principal balance or its fair value as established by a current appraisal, adjusted for disposition costs. Any write-down at the date of transfer is charged to the allowance for credit losses. OREO values, recorded in other assets, are reviewed on an ongoing basis and any decline in value is recognized as foreclosed asset expense in the current period. The net operating results from these assets are included in the current period in noninterest expense as foreclosed asset expense (income).

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

    FOREIGN CURRENCY TRANSLATION

    Assets, liabilities and results of operations for foreign branches are recorded based on the functional currency of each branch. Since the functional currency of the branches is the local currency, the net assets are remeasured into U.S. dollars using a combination of current and historical exchange rates. The resulting gains or losses are included in shareholders' equity, as a component of accumulated other comprehensive income (loss), on a net of tax basis.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)
    INCOME TAXES

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

    NET INCOME PER COMMON SHARE

    Basic earnings per share (EPS) is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options (see Note 14) are a common stock equivalent. Also see Note 19.

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

    SEGMENT REPORTING

    Business unit results are based on an internal management reporting system used by management to measure the performance of the units and the Company as a whole. The management reporting system identifies balance sheet and income statement items to each business unit based on internal management accounting policies. Net interest income is determined using the Company's internal funds transfer pricing system, which assigns a cost of funds to assets or a credit for funds to liabilities and capital based on their type, maturity or repricing characteristics. Noninterest income and expense directly or indirectly attributable to a business unit are assigned to that business. Economic capital is attributed to each business units using a Risk Adjusted Return on Capital (RAROC) methodology, which seeks to allocate capital to each business unit consistent with the level of risk they assume. These risks are primarily credit risk, market risk

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED) and operational risk. Credit risk is the potential loss in economic value due to the likelihood that the obligor will not perform as agreed. Market risk is the potential loss in fair value due to changes in interest rates, currency rates and volatilities. Operational risk is the potential loss due to failures in internal controls, system failures, or external events.

    COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY
     GRANTOR TRUST

    Company-obligated mandatorily redeemable preferred securities of subsidiary grantor trust (trust preferred securities) are accounted for as a liability on the balance sheet. Dividends (or distributions) on trust preferred securities are treated as interest expense on an accrual basis.

    PENDING ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income (loss) until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings. In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. Management believes that, depending upon the accumulated net gain or loss of the effective portion of cash flow hedges at the date of adoption, the impact of SFAS No. 133 could have a material impact on other comprehensive income (loss). However, management believes that any ineffective portion of cash flow hedges or any other hedges will not have a material impact on the Company's financial position or results of operations. The Company expects to adopt SFAS No. 133 as of January 1, 2001.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 2--SECURITIES

    The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

SECURITIES AVAILABLE FOR SALE

                                                                        DECEMBER 31,
                            -----------------------------------------------------------------------------------------------------
                                                  1998                                                1999
                            -------------------------------------------------   -------------------------------------------------
                                           GROSS        GROSS                                  GROSS        GROSS
                            AMORTIZED    UNREALIZED   UNREALIZED      FAIR      AMORTIZED    UNREALIZED   UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)         COST        GAINS        LOSSES       VALUE         COST        GAINS        LOSSES       VALUE
--------------------------  ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
U.S. Treasury.............  $  753,991    $16,341       $   --     $  770,332   $  450,238    $ 1,302      $   912     $  450,628
Other U.S. government.....     856,463     12,364           --        868,827      974,211        294       13,621        960,884
Mortgage-backed
  securities..............   1,875,141      9,271        2,634      1,881,778    1,665,317         62       49,094      1,616,285
State and municipal.......      72,777     11,469           --         84,246       55,496      7,786           --         63,282
Corporate debt
  securities..............       8,069         --           --          8,069       50,058         --           26         50,032
Equity securities.........      18,149        252           --         18,401       50,888      1,403           --         52,291
Foreign securities........       6,799        121           41          6,879       16,597        104            4         16,697
                            ----------    -------       ------     ----------   ----------    -------      -------     ----------
  Total securities
    available for sale....  $3,591,389    $49,818       $2,675     $3,638,532   $3,262,805    $10,951      $63,657     $3,210,099
                            ==========    =======       ======     ==========   ==========    =======      =======     ==========

SECURITIES HELD TO MATURITY

                                                                           DECEMBER 31,
                                  -----------------------------------------------------------------------------------------------
                                                       1998                                             1999
                                  ----------------------------------------------   ----------------------------------------------
                                                GROSS        GROSS                               GROSS        GROSS
                                  AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
(DOLLARS IN THOUSANDS)              COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
--------------------------------  ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
U.S. Treasury...................  $ 40,047      $1,050        $ --      $ 41,097    $    --       $ --        $   --     $    --
Other U.S. government...........    89,783       1,392          --        91,175     19,996         35            --      20,031
Mortgage-backed securities......    15,247       1,178          --        16,425     11,302        577             3      11,876
State and municipal.............    15,436           4         893        14,547     15,228         --         1,759      13,469
                                  --------      ------        ----      --------    -------       ----        ------     -------
  Total securities held to
    maturity....................  $160,513      $3,624        $893      $163,244    $46,526       $612        $1,762     $45,376
                                  ========      ======        ====      ========    =======       ====        ======     =======

    The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 2--SECURITIES (CONTINUED)
MATURITY SCHEDULE OF SECURITIES

                                                          SECURITIES               SECURITIES
                                                     AVAILABLE FOR SALE(1)    HELD TO MATURITY(1)
                                                    -----------------------   --------------------
                                                       DECEMBER 31, 1999       DECEMBER 31, 1999
                                                    -----------------------   --------------------
                                                    AMORTIZED       FAIR      AMORTIZED     FAIR
(DOLLARS IN THOUSANDS)                                 COST        VALUE        COST       VALUE
--------------------------------------------------  ----------   ----------   ---------   --------
Due in one year or less...........................  $  533,727   $  534,326    $20,002    $20,037
Due after one year through five years.............   1,822,971    1,798,648      2,150      2,133
Due after five years through ten years............     181,819      180,390     13,354     13,659
Due after ten years...............................     673,400      644,444     11,020      9,547
Equity securities.................................      50,888       52,291         --         --
                                                    ----------   ----------    -------    -------
  Total securities................................  $3,262,805   $3,210,099    $46,526    $45,376
                                                    ==========   ==========    =======    =======

------------------------

(1) The remaining contractual maturities of mortgage-backed securities are classified without regard to prepayments. The contractual maturity of these securities is not a reliable indicator of their expected life since borrowers have the right to repay their obligations at any time.

    During the years ended 1997, 1998 and 1999, there were no sales or transfers from the securities held to maturity portfolio.

    In 1997, proceeds from sales of securities available for sale were $172 million with gross realized gains of $3 million and no gross realized losses. In 1998, proceeds from sales of securities available for sale were $418 million with gross realized gains of $6 million and no gross realized losses. In 1999, proceeds from sales of securities available for sale were $210 million with gross realized gains of $8 million and no gross realized losses.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 3--LOANS AND ALLOWANCE FOR CREDIT LOSSES

    A summary of loans, net of unearned interest and fees of $126 million and $120 million, at December 31, 1998 and 1999, respectively, is as follows:

                                                                    DECEMBER 31,
                                                              -------------------------
(DOLLARS IN THOUSANDS)                                           1998          1999
------------------------------------------------------------  -----------   -----------
Domestic:
  Commercial, financial and industrial......................  $13,119,534   $14,176,630
  Construction..............................................      439,806       648,478
  Mortgage:
    Residential.............................................    2,627,668     2,581,141
    Commercial..............................................    2,975,484     3,572,347
                                                              -----------   -----------
      Total mortgage........................................    5,603,152     6,153,488
  Consumer:
    Installment.............................................    1,984,941     1,922,158
    Home equity.............................................      818,199       727,776
                                                              -----------   -----------
      Total consumer........................................    2,803,140     2,649,934
  Lease financing...........................................    1,032,148     1,148,542
                                                              -----------   -----------
      Total loans in domestic offices.......................   22,997,780    24,777,072
Loans originated in foreign branches........................    1,298,331     1,135,886
                                                              -----------   -----------
      Total loans...........................................   24,296,111    25,912,958
      Allowance for credit losses...........................      459,328       470,378
                                                              -----------   -----------
      Loans, net............................................  $23,836,783   $25,442,580
                                                              ===========   ===========

    Changes in the allowance for credit losses were as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
(DOLLARS IN THOUSANDS)                                          1997        1998       1999
------------------------------------------------------------  ---------   --------   --------
Balance, beginning of year..................................  $ 523,946   $451,692   $459,328
Loans charged off...........................................   (122,779)   (76,790)   (81,685)
Recoveries of loans previously charged off..................     51,014     41,144     27,539
                                                              ---------   --------   --------
  Total net loans charged off...............................    (71,765)   (35,646)   (54,146)
Provision for credit losses.................................         --     45,000     65,000
Transfer of reserve for trading account assets..............         --     (1,911)        --
Foreign translation adjustment and other net additions
  (deductions)..............................................       (489)       193        196
                                                              ---------   --------   --------
Balance, end of year........................................  $ 451,692   $459,328   $470,378
                                                              =========   ========   ========

    In 1998, the Company reclassified a $1.9 million previously established reserve for credit losses related to interest rate derivatives and foreign exchange contracts from the unallocated portion of the allowance for credit losses. The reserve for derivative and foreign exchange contracts is presented as an offset to trading account assets.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 3--LOANS AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)
    Nonaccrual loans totaled $78 million and $167 million at December 31, 1998 and 1999, respectively. There were no renegotiated loans at December 31, 1998 and 1999. Interest foregone on loans designated as nonaccrual at December 31, 1997, 1998 and 1999 was $6 million, $4 million and $8 million, respectively.

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

    The following table sets forth information about the Company's impaired loans.

                                                                       DECEMBER 31,
                                                              ------------------------------
(DOLLARS IN THOUSANDS)                                          1997       1998       1999
------------------------------------------------------------  --------   --------   --------
Impaired loans with an allowance............................  $ 59,351   $49,741    $128,575
Impaired loans without an allowance(1)......................    49,033    28,709      38,818
                                                              --------   -------    --------
  Total impaired loans(2)...................................  $108,384   $78,450    $167,393
                                                              ========   =======    ========
Allowance for impaired loans................................  $  9,418   $11,219    $ 42,429
Average balance of impaired loans during the year...........  $120,096   $91,233    $128,403
Interest income recognized on nonaccrual loans during the
  year......................................................  $  2,506   $   274    $     23

------------------------

(1) These loans do not require an allowance for credit losses since the fair values of the impaired loans equal or exceed the recorded investments in the loans

(2) This amount was evaluated for impairment using three measurement methods as follows: $27 million, $53 million, and $141 million was evaluated using the present value of the expected future cash flows at December 31, 1997, 1998 and 1999, respectively; $53 million, $8 million, and $6 million was evaluated using the fair value of the collateral at December 31, 1997, 1998 and 1999, respectively; and $28 million, $17 million, and $21 million was evaluated using historical loss factors at December 31, 1997, 1998 and 1999, respectively.

    RELATED PARTY LOANS

    In some cases, the Company makes loans to related parties including its directors, executive officers, and their affiliated companies. At December 31, 1998, related party loans outstanding to individuals who served as directors or executive officers at anytime during the year totaled $138 million, as compared to $133 million at December 31, 1999. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing at the date these loans were made. During 1998 and 1999, there were no loans to related parties which were charged off. Additionally, at December 31, 1998 and 1999, there were no loans to related parties which were nonperforming.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 4--PREMISES AND EQUIPMENT

    Premises and equipment are carried at cost, less accumulated depreciation and amortization. As of December 31, 1998 and 1999, the amounts were:

                                                                 DECEMBER 31,
                                -------------------------------------------------------------------------------
                                                 1998                                     1999
                                --------------------------------------   --------------------------------------
                                             ACCUMULATED                              ACCUMULATED
                                           DEPRECIATION AND   NET BOOK              DEPRECIATION AND   NET BOOK
(DOLLARS IN THOUSANDS)            COST       AMORTIZATION      VALUE       COST       AMORTIZATION      VALUE
------------------------------  --------   ----------------   --------   --------   ----------------   --------
Land..........................  $ 68,598       $     --       $ 68,598   $ 67,532       $     --       $ 67,532
Premises......................   261,271        108,114        153,157    265,156        103,948        161,208
Leasehold improvements........   143,810         84,767         59,043    155,409        101,526         53,883
Furniture, fixtures and
  equipment...................   442,914        302,621        140,293    473,371        330,973        142,398
                                --------       --------       --------   --------       --------       --------
    Total.....................  $916,593       $495,502       $421,091   $961,468       $536,447       $425,021
                                ========       ========       ========   ========       ========       ========

    Rental and depreciation and amortization expenses were as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
(DOLLARS IN THOUSANDS)                                          1997       1998       1999
------------------------------------------------------------  --------   --------   --------
Rental expense of premises..................................  $46,556    $51,695    $49,719
Less: rental income.........................................   11,049     12,161     13,900
                                                              -------    -------    -------
  Net rental expense........................................  $35,507    $39,534    $35,819
                                                              =======    =======    =======
Other net rental expense (income), primarily for
  equipment.................................................  $   298    $  (374)   $  (821)
                                                              =======    =======    =======
Depreciation and amortization of premises and equipment.....  $53,652    $56,490    $68,090
                                                              =======    =======    =======

    Future minimum lease payments are as follows:

(DOLLARS IN THOUSANDS)                                        DECEMBER 31, 1999
------------------------------------------------------------  -----------------
Years ending December 31,
  2000......................................................      $ 46,626
  2001......................................................        46,666
  2002......................................................        35,706
  2003......................................................        32,318
  2004......................................................        26,101
  Later years...............................................       100,268
                                                                  --------
Total minimum operating lease payments......................      $287,685
                                                                  ========
Minimum rental income due in the future under noncancellable
  subleases.................................................      $ 48,006
                                                                  ========

    Included in other liabilities in the accompanying December 31, 1999 Consolidated Balance Sheet is $13.5 million of future operating lease payments accrued in connection with the merger and the restructuring charge (also see Notes 7 and 8).

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

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

NOTE 5--DEPOSITS

    At December 31, 1999, the Company had $417 million in domestic interest bearing time deposits with a remaining term of greater than one year, of which $137 million exceeded $100,000. Maturity information for all domestic interest bearing time deposits with a remaining term of greater than one year is summarized below.

(DOLLARS IN THOUSANDS)                                        DECEMBER 31, 1999
------------------------------------------------------------  -----------------
Due after one year through two years........................      $236,470
Due after two years through three years.....................        98,633
Due after three years through four years....................        38,816
Due after four years through five years.....................        34,381
Due after five years........................................         8,945
                                                                  --------
  Total.....................................................      $417,245
                                                                  ========

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 6-- EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
    The following table sets forth the funded status of the Company's defined benefit pension plan and its other postretirement benefit plans.

                                                        PENSION BENEFITS       OTHER BENEFITS
                                                      --------------------   -------------------
                                                          YEARS ENDED            YEARS ENDED
                                                          DECEMBER 31,          DECEMBER 31,
                                                      --------------------   -------------------
(DOLLARS IN THOUSANDS)                                  1998       1999        1998       1999
----------------------------------------------------  --------   ---------   --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year...............  $400,958   $ 489,378   $ 79,308   $ 83,029
Service cost........................................    22,697      25,107      3,067      3,450
Interest cost.......................................    28,475      31,295      5,068      5,552
Plan participants' contributions....................        --          --        919      1,033
Amendments..........................................        --          --         --       (855)
Actuarial (gain) loss...............................    49,433     (91,285)      (258)    10,237
Benefits paid.......................................   (12,185)    (14,587)    (5,075)    (6,190)
                                                      --------   ---------   --------   --------
Benefit obligation, end of year.....................   489,378     439,908     83,029     96,256
                                                      --------   ---------   --------   --------
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year........   460,501     537,087     31,136     39,468
Actual return on plan assets........................    65,537      63,814      3,428      2,390
Employer contribution...............................    23,234      15,212      9,060      9,964
Plan participants' contributions....................        --          --        919      1,033
Benefits paid.......................................   (12,185)    (14,586)    (5,075)    (6,189)
                                                      --------   ---------   --------   --------
Fair value of plan assets, end of year..............   537,087     601,527     39,468     46,666
                                                      --------   ---------   --------   --------
Funded status.......................................    47,709     161,619    (43,561)   (49,590)
Unrecognized transition amount......................       (60)         --     55,826     44,918
Unrecognized net actuarial gain.....................   (23,505)   (144,845)   (20,314)    (8,339)
Unrecognized prior service cost.....................     9,740       7,725         --         --
                                                      --------   ---------   --------   --------
Prepaid (accrued) benefit cost......................  $ 33,884   $  24,499   $ (8,049)  $(13,011)
                                                      ========   =========   ========   ========

    The following table summarizes the assumptions used in computing the present value of the projected benefit obligation and the net pension expense.

                                                                  PENSION BENEFITS                  OTHER BENEFITS
                                                           ------------------------------   ------------------------------
                                                                    YEARS ENDED                      YEARS ENDED
                                                                    DECEMBER 31,                     DECEMBER 31,
                                                           ------------------------------   ------------------------------
                                                             1997       1998       1999       1997       1998       1999
                                                           --------   --------   --------   --------   --------   --------
Discount rate in determining expense.....................    7.50%      7.00%      6.50%      7.50%      7.00%      6.50%
Discount rate in determining benefit obligations at year
  end....................................................    7.00       6.50       7.75       7.00       6.50       7.75
Rate of increase in future compensation levels for
  determining expense....................................    5.50       5.00       5.00         --         --         --
Rate of increase in future compensation levels for
  determining benefit obligations at year end............    5.00       5.00       5.00         --         --         --
Expected return on plan assets...........................    8.25       8.25       8.25       8.00       8.00       8.00

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 6-- EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
    The following table sets forth the components of postretirement benefit expense.

                                                    PENSION BENEFITS                  OTHER BENEFITS
                                             ------------------------------   ------------------------------
                                                YEARS ENDED DECEMBER 31,         YEARS ENDED DECEMBER 31,
                                             ------------------------------   ------------------------------
(DOLLARS IN THOUSANDS)                         1997       1998       1999       1997       1998       1999
-------------------------------------------  --------   --------   --------   --------   --------   --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost...............................  $ 20,667   $ 22,697   $ 25,107   $ 3,123    $ 3,067    $ 3,450
Interest cost..............................    25,049     28,475     31,295     5,150      5,068      5,552
Expected return on plan assets.............   (27,119)   (31,648)   (36,194)   (1,736)    (2,491)    (3,317)
Amortization of prior service cost.........     3,175      3,175      2,016        --         --         --
Amortization of transition amount..........      (149)      (149)       (61)    3,987      3,987      3,987
Recognized net actuarial (gain) loss.......        --      1,330      2,435    (1,870)    (2,000)      (878)
                                             --------   --------   --------   -------    -------    -------
  Net periodic benefit cost................    21,623     23,880     24,598     8,654      7,631      8,794
Loss due to curtailment....................        --         --         --        --         --      6,132
                                             --------   --------   --------   -------    -------    -------
  Total benefit cost for year..............    21,623     23,880     24,598     8,654      7,631     14,926
                                             --------   --------   --------   -------    -------    -------

    For 1997, the Company assumed a 9 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan and a 4 percent annual rate of increase for the health maintenance organization (HMO) plan. For future periods, the assumed rate for the indemnity plan gradually decreased from 9 percent to 5.5 percent in 2007 and will remain level thereafter. The rate of change on the HMO plan was expected to increase after one year of being at a low rate and then gradually decrease to 5.5 percent in 2007 and thereafter.

    For 1998, the Company assumed a 9 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan and a 7 percent annual rate of increase for the HMO plan. For future periods, the rate for the indemnity plan was expected to gradually decrease from 9 percent to
5.5 percent in 2007 and remain at that level thereafter. The rate for the HMO plan was expected to gradually decrease to 5.5 percent in 2007 and thereafter.

    For 1999, the Company assumed an 11 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan and an
8.5 percent annual rate of increase for the HMO plan. For future periods, the rate for the indemnity plan was expected to gradually decrease from 11 percent to 5 percent in 2007 and will remain at that level thereafter. The rate for the HMO plan was expected to gradually decrease from 8.5 percent to 5.0 percent in 2007 and remain at that level thereafter.

    The healthcare cost trend rate assumption has a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects.

                                                              1-PERCENTAGE-    1-PERCENTAGE-
(DOLLARS IN THOUSANDS)                                        POINT INCREASE   POINT DECREASE
------------------------------------------------------------  --------------   --------------
Effect on total of service and interest cost components.....     $ 1,303          $(1,068)
Effect on postretirement benefit obligation.................      10,598           (8,904)

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 6-- EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
    EXECUTIVE SUPPLEMENTAL BENEFIT PLANS

    The Company has several Executive Supplemental Benefit Plans (ESBP) which provide eligible employees with supplemental retirement benefits. The plans are unfunded. The accrued liability for ESBP's included in other liabilities in the Consolidated Balance Sheets was $28 million at December 31, 1998 and
$25 million at December 31, 1999. The Company's expense relating to the ESBP's was $3 million for each of the years ended December 31, 1997, 1998, and 1999.

    SECTION 401(k) SAVINGS PLANS

    The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least one year of service are eligible to participate in the plan. Employees may contribute up to 16 percent of their pre-tax covered compensation or up to 10 percent of their after-tax covered compensation through salary deductions. The Company contributes 50 percent of every pre-tax dollar an employee contributes up to the first 6 percent of the employee's pre-tax covered compensation. Effective January 1, 1997, employees are fully vested in the employer's contributions immediately. In addition, the Company may make a discretionary annual profit-sharing contribution up to 2.5 percent of an employee's pay. This profit-sharing contribution is for all eligible employees, regardless of whether an employee is participating in the 401(k) plan, and depends on the Bank's annual financial performance. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $13 million, $12 million and $17 million for the years ended December 31, 1997, 1998 and 1999, respectively.

NOTE 7--RESTRUCTURING CHARGE

    A restructuring charge of $85 million was recorded in the third quarter of 1999. The restructuring charge was incurred in connection with a company-wide project referred to as "Mission Excel". Mission Excel is an initiative to slow the rate of growth of expenses, increase sustainable growth in revenues, and increase productivity through elimination of unnecessary or duplicate functions. The restructuring charge includes only direct and incremental costs associated with the program.

    The table, which follows, provides details of the restructuring related reserve.

                                                                          OCCUPANCY
(DOLLARS IN THOUSANDS)                                        PERSONNEL   AND OTHER    TOTAL
------------------------------------------------------------  ---------   ---------   --------
Balances at January 1, 1999.................................   $    --     $    --    $    --
Restructuring charge........................................    70,000      15,000     85,000
Cash........................................................     6,859       5,091     11,950
Noncash.....................................................     3,616          75      3,691
                                                               -------     -------    -------
  Total utilization.........................................    10,475       5,166     15,641
                                                               -------     -------    -------
Balances at December 31, 1999...............................   $59,525     $ 9,834    $69,359
                                                               =======     =======    =======

    Personnel expense consists of severance and related benefits to be paid under the Company's enhanced severance plans. At the completion of Mission Excel, the Company expects to have terminated approximately 1,400 employees. From August 16, 1999 to December 31, 1999, 450 employees were

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 7--RESTRUCTURING CHARGE (CONTINUED) terminated under the plan. Occupancy and other consists of lease termination costs and professional services costs incurred during the assessment phase of the project.

NOTE 8--OTHER EXPENSES

    The detail of other expenses is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
(DOLLARS IN THOUSANDS)                                          1997       1998       1999
------------------------------------------------------------  --------   --------   --------
Software....................................................  $ 16,562   $ 20,969   $ 24,519
Travel......................................................    15,763     18,080     18,548
Intangible asset amortization...............................    13,352     13,581     13,980
Armored car.................................................    12,209     12,231     12,831
Other.......................................................   274,636    308,445    309,838
                                                              --------   --------   --------
  Total other expenses......................................  $332,522   $373,306   $379,716
                                                              ========   ========   ========

    In connection with the merger, which occurred in 1996, the Company incurred merger and integration expense of $6 million in 1997, none for the year ended 1998, and $2 million in 1999 as summarized in the following table.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
(DOLLARS IN THOUSANDS)                                          1997       1998       1999
------------------------------------------------------------  --------   --------   --------
Balance, accrued merger and integration expense, beginning
  of year...................................................  $54,344    $22,930    $10,542
Provision for merger and integration costs..................    6,037         --      2,081
Utilization:
  Cash......................................................   35,809      2,890      2,334
  Noncash...................................................    1,642      9,498        514
                                                              -------    -------    -------
    Total utilization.......................................   37,451     12,388      2,848
                                                              -------    -------    -------
Balance, accrued merger and integration expense, end of
  year......................................................  $22,930    $10,542    $ 9,775
                                                              =======    =======    =======

    Total merger and integration expense of $126 million was recorded to cover $38 million of personnel expense for severance, retention, and other employee related costs, $56 million for facilities expense related to redundant banking facilities, and $32 million in professional services and other expense. At December 31, 1999, the liability balance included amounts primarily for operating lease payments related to banking facilities that have been vacated, that are continuing over the expected term of the leases. As of December 31, 1999, the merger and integration liability has been eliminated and future operating lease payments will be paid from other liabilities.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 9--INCOME TAXES

    The components of income tax expense were as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
(DOLLARS IN THOUSANDS)                                          1997       1998       1999
------------------------------------------------------------  --------   --------   --------
Taxes currently payable:
  Federal...................................................  $168,375   $218,949   $217,713
  State.....................................................     8,441    (44,731)     5,140
  Foreign...................................................     2,092      2,760      1,564
                                                              --------   --------   --------
    Total currently payable.................................   178,908    176,978    224,417
                                                              --------   --------   --------
Taxes deferred:
  Federal...................................................    49,437     25,458     (7,600)
  State.....................................................    10,499      2,152     (2,040)
  Foreign...................................................      (122)       487       (889)
                                                              --------   --------   --------
    Total deferred..........................................    59,814     28,097    (10,529)
                                                              --------   --------   --------
    Total income tax expense................................  $238,722   $205,075   $213,888
                                                              ========   ========   ========

    The components of the net deferred tax balances of the Company were as follows:

                                                                 DECEMBER 31,
                                                              -------------------
(DOLLARS IN THOUSANDS)                                          1998       1999
------------------------------------------------------------  --------   --------
Deferred tax assets:
  Allowance for credit losses...............................  $178,161   $184,377
  Accrued merger, integration and restructuring expenses....    10,410     41,782
  Accrued income and expense................................    33,434     34,114
  Unrealized loss on securities available for sale..........        --     20,273
  Net operating loss carryforwards..........................    14,974     14,974
  Deferred state taxes......................................     4,910      3,406
  Other.....................................................     4,861      6,745
  Valuation allowance.......................................   (14,974)   (14,974)
                                                              --------   --------
    Total deferred tax assets...............................   231,776    290,697
                                                              --------   --------
Deferred tax liabilities:
  Leasing...................................................   329,263    365,169
  Depreciation..............................................    11,108      3,345
  Unrealized gain on securities available for sale..........    18,033         --
                                                              --------   --------
    Total deferred tax liabilities..........................   358,404    368,514
                                                              --------   --------
      Net deferred tax liability............................  $126,628   $ 77,817
                                                              ========   ========

    During 1998, a valuation allowance was established to offset deferred tax assets related to state income tax net operating loss carryforwards. The carryforwards expire on December 31, 2002, and are subject to various conditions and limitations. In the opinion of management, the Company may not meet the conditions necessary to realize the benefits of such carryforwards.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 9--INCOME TAXES (CONTINUED)
    The following table is an analysis of the effective tax rate:

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Federal income tax rate.....................................     35%        35%        35%
Net tax effects of:
  State income taxes, net of federal income tax benefit.....      6         (4)        --
  Tax credits...............................................     --         --         (1)
  Amortization of intangibles...............................      1          1          1
  Net refunds from tax audits...............................     (4)        --         (2)
  Other.....................................................     (1)        (1)        --
                                                                 --         --         --
    Effective tax rate......................................     37%        31%        33%
                                                                 ==         ==         ==

    During 1997, the Company received a refund from the State of California Franchise Tax Board of approximately $25 million, net of federal tax, in settlement of litigation, administration, and audit disputes covering the years 1975-1987. During 1999, the Company recognized tax benefits of $10.7 million from federal and California audit settlements covering the years 1986 to 1994.

    The Company has filed its 1997 and 1998 and intends to file its 1999, California franchise tax returns on a worldwide unitary basis, incorporating the financial results of BTM and its worldwide affiliates. As a result, during 1998, the Company reduced its state income tax liabilities by $29 million, net of federal tax, for previously accrued 1997 state tax liabilities.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 10--BORROWED FUNDS

    The following is a summary of the major categories of borrowed funds:

                                                                   DECEMBER 31,
                                                              -----------------------
(DOLLARS IN THOUSANDS)                                           1998         1999
------------------------------------------------------------  ----------   ----------
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 4.88%
  and 5.09% at December 31, 1998 and 1999, respectively.....  $1,307,744   $1,156,799
Commercial paper, with weighted average interest rates of
  5.01% and 5.45% at December 31, 1998 and 1999,
  respectively..............................................   1,444,745    1,108,258
Other borrowed funds, with weighted average interest rates
  of 5.35% and 5.91% at December 31, 1998 and 1999,
  respectively..............................................     331,165      540,496
                                                              ----------   ----------
Total borrowed funds........................................  $3,083,654   $2,805,553
                                                              ==========   ==========
Federal funds purchased and securities sold under repurchase agreements:
  Maximum outstanding at any month end......................  $2,058,610   $1,786,594
  Average balance during the year...........................   1,604,675    1,489,214
  Weighted average interest rate during the year............        5.26%        4.84%
Commercial paper:
  Maximum outstanding at any month end......................  $1,918,700   $1,737,265
  Average balance during the year...........................   1,631,216    1,529,814
  Weighted average interest rate during the year............        5.42%        5.04%
Other borrowed funds:
  Maximum outstanding at any month end......................  $  438,151   $  993,550
  Average balance during the year...........................     328,872      708,625
  Weighted average interest rate during the year............        5.68%        5.28%

NOTE 11--SUBORDINATED CAPITAL NOTES AND PREFERRED STOCK

    The following is a summary of capital notes that are subordinated to other obligations of the Company.

                                                                 DECEMBER 31,
                                                              -------------------
(DOLLARS IN THOUSANDS)                                          1998       1999
------------------------------------------------------------  --------   --------
Floating rate notes due June 2007. These notes bear interest at 0.325% above 3-month London Interbank Offered Rate
  (LIBOR) and are payable to BTM............................  $200,000   $200,000
Floating rate notes due July 2000. These notes bear interest
  at 0.30% above 3-month LIBOR..............................    98,000     98,000
                                                              --------   --------
Total subordinated capital notes............................  $298,000   $298,000
                                                              ========   ========

    All of the above notes qualify as Tier 2 risk-based capital under the Federal Reserve guidelines for assessing regulatory capital. For the total risk-based capital ratio, the amount of notes that qualify as capital is reduced as the notes approach maturity. At December 31, 1998 and 1999, $220 million and $200 million, respectively, of the notes qualified as risk-based capital.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 11--SUBORDINATED CAPITAL NOTES AND PREFERRED STOCK (CONTINUED)
    Provisions of several of the notes restrict the use of the Company's property as security for borrowings, and place limitations on leases, indebtedness, distributions to shareholders, mergers, sales of certain assets, transactions with affiliates, and changes in majority stock ownership of the Company.

    The following table presents the maturities of subordinated capital notes.

(DOLLARS IN THOUSANDS)                                        DECEMBER 31, 1999
------------------------------------------------------------  -----------------
Year ending December 31, 2000...............................      $ 98,000
Years after 2004............................................       200,000
                                                                  --------
  Total.....................................................      $298,000
                                                                  ========

    On September 3, 1997, the Company redeemed all 1.35 million outstanding shares of its 8 3/8 percent Noncumulative Preferred Stock, Series A, (Preferred Stock) reducing shareholders' equity by $135 million. The redemption price was equal to the stated value of $100 per share of Preferred Stock (equivalent to $25 per depositary share), plus $2 million in accrued and unpaid dividends to the redemption date. The redemption was funded by proceeds from the issuance of $200 million in subordinated capital notes in June 1997.

NOTE 12-- UNIONBANCAL CORPORATION--OBLIGATED MANDITORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

    In February 1999, UnionBanCal Finance Trust I issued $350 million preferred securities to the public and $10,824,750 common securities to the Company. The proceeds of such issuances were invested by UnionBanCal Finance Trust I in $360,824,750 aggregate principal amount of the Company's 7 3/8percent debt securities due May 15, 2029 (the Trust Notes). The Trust Notes represent the sole asset of UnionBanCal Finance Trust I. The Trust Notes mature on May 15, 2029, bear interest at the rate of 7 3/8 percent, payable quarterly, and are redeemable by the Company beginning on or after February 19, 2004 at 100 percent of the principal amount thereof, plus any accrued and unpaid interest to the redemption date.

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

    The Company has guaranteed, on a subordinated basis, distributions and other payments due on the preferred securities (the Guarantee). The Guarantee, when taken together with the Company's obligations under the Trust Notes and in the indenture pursuant to which the Trust Notes were issued and the Company's obligations under the Amended and Restated Declaration of Trust governing the subsidiary trust, provide a full and unconditional guarantee of amounts due on the Trust Preferred securities.

    The grantor trust is a wholly owned subsidiary of UnionBanCal Corporation. The Trust Notes and related trust investment in the Trust Notes have been eliminated in consolidation and the preferred securities are reflected as outstanding in the accompanying financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 13--DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

    The Company has a dividend reinvestment and stock purchase plan for shareholders. The plan allows shareholders to automatically reinvest all or part of their dividends in additional shares of the Company's common stock at a cost of 5 percent below the market price. Participating shareholders also have the option of purchasing additional shares at the full market price with cash payments of $25 to $3,000 per quarter. The Company obtains shares required for reinvestment through open market purchases or through the issuance of new shares from its authorized but unissued stock. During 1997, 1998, and 1999, 131,127, and 83,727 and 101,570 shares, respectively, were required for dividend reinvestment purposes, of which 3,687, 5,166 and 6,407 shares were considered new issuances during 1997, 1998, and 1999, respectively. BTM did not participate in the plan in 1997, 1998 or 1999.

NOTE 14--MANAGEMENT STOCK PLAN

    The Company has a management stock plan (the Stock Plan) which has
6.6 million shares of the Company's common stock authorized to be awarded to key employees and outside directors of the Company at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the Committee). Committee members and employees on rotational assignment from BTM are not eligible for stock awards.

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

    In 1997, 1998 and 1999, the Company granted options to various key employees, including principal officers, under the Stock Plan. The stock options vest pro rata on each anniversary of the grant date and become fully exercisable three years from the grant date, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies, is permanently and totally disabled, or retires under certain grant, age, and service conditions.

    The following is a summary of stock option transactions under the Stock
Plan.

                                                                   YEARS ENDED DECEMBER 31,
                                 ---------------------------------------------------------------------------------------------
                                             1997                            1998                            1999
                                 -----------------------------   -----------------------------   -----------------------------
                                 NUMBER OF    WEIGHTED-AVERAGE   NUMBER OF    WEIGHTED-AVERAGE   NUMBER OF    WEIGHTED-AVERAGE
                                   SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                                 ----------   ----------------   ----------   ----------------   ----------   ----------------
Options outstanding, beginning
  of year......................  1,263,807         $12.13        1,397,178         $15.41        1,740,081         $21.47
    Granted....................    441,900          22.13          533,850          35.08        1,747,750         $34.31
    Exercised..................   (289,029)         10.84         (169,995)         13.34         (157,007)        $14.65
    Forfeited..................    (19,500)         22.13          (20,952)         30.63          (49,551)        $33.04
                                 ---------                       ---------                       ---------
Options outstanding, end of
  year.........................  1,397,178         $15.41        1,740,081         $21.47        3,281,273         $28.46
                                 =========                       =========                       =========
Options exercisable, end of
  year.........................    712,107         $11.50          894,432         $13.77        1,266,976         $20.01
                                 =========                       =========                       =========

    The weighted-average fair value of options granted was $6.94 during 1997, $11.99 during 1998, and $9.77 during 1999.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 14--MANAGEMENT STOCK PLAN (CONTINUED)
    The following table summarizes information about stock options outstanding.

                      OPTIONS OUTSTANDING AT DECEMBER 31, 1999            OPTIONS EXERCISABLE AT
                  -------------------------------------------------         DECEMBER 31, 1999
                                WEIGHTED-AVERAGE                      ------------------------------
   RANGE OF         NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
$   6.67--9.08       154,308        3.1 years           $ 8.51           154,308         $ 8.51
  11.25--12.83       369,753        4.0                  11.77           369,753          11.77
  18.29--22.13       539,212        6.1                  20.81           433,383          20.48
  34.13--44.56     2,218,000        8.7                  34.49           309,532          34.94
                   ---------                                           ---------
                   3,281,273                                           1,266,976
                   =========                                           =========

    In 1997, 1998 and 1999, the Company also granted 178,320, 184,935 and 1,050 shares, respectively, of restricted stock to key officers, including executive officers, under the Stock Plan. The awards of restricted stock vest pro rata on each anniversary of the grant date and become fully vested four years from the grant date, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies, is permanently and totally disabled, or retires under certain grant, age, and service conditions. Restricted shareholders have the right to vote their restricted shares and receive dividends.

    The following is a summary of restricted stock transactions under the Stock Plan.

                                                          YEARS ENDED DECEMBER 31,
                        ---------------------------------------------------------------------------------------------
                                    1997                            1998                            1999
                        -----------------------------   -----------------------------   -----------------------------
                                     WEIGHTED-AVERAGE                WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                        NUMBER OF       GRANT DATE      NUMBER OF       GRANT DATE      NUMBER OF       GRANT DATE
                          SHARES        FAIR VALUE        SHARES        FAIR VALUE        SHARES        FAIR VALUE
                        ----------   ----------------   ----------   ----------------   ----------   ----------------
Restricted stock
  awards outstanding,
  beginning of year...  1,166,820         $10.04        1,337,217         $11.59        1,504,302         $14.12
  Granted.............    178,320          22.18          184,935          33.43            1,050          32.88
  Cancelled...........     (7,923)         20.08          (17,850)         24.58           (9,246)         27.60
                        ---------                       ---------                       ---------
Restricted stock
  awards outstanding,
  end of year.........  1,337,217         $11.59        1,504,302         $14.12        1,496,106         $14.05
                        =========                       =========                       =========
Restricted stock
  awards vested, end
  of year.............    942,738         $ 9.17        1,115,229         $10.18        1,290,900         $11.84
                        =========                       =========                       =========

    At December 31, 1997, 1998 and 1999, 3,365,586, 2,685,603, and 989,811
shares, respectively, were available for future grants as either stock options or restricted stock under the Stock Plan.

    The Company follows the intrinsic value based method in accounting for its employee stock-based compensation plan. Accordingly, no compensation cost has been recognized for its stock option grants. Had compensation cost for the Company's stock-based plan been determined based on the fair value at the grant dates for awards under that plan consistent with the method of SFAS No. 123, "Accounting for Stock-

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 14--MANAGEMENT STOCK PLAN (CONTINUED)
Based Compensation", the Company's net income and net income per share would have decreased to the pro forma amounts indicated in the following table.

                                                                    YEARS ENDED DECEMBER 31,
                                                                 ------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                      1997       1998       1999
--------------------------------------------------------------   --------   --------   --------
Net income                                         As reported   $411,296   $466,461   $441,731
                                                     Pro forma    410,068    463,998    435,766
Net income applicable to common stock              As reported   $403,696   $466,461   $441,731
                                                     Pro forma    402,468    463,998    435,766
Net income per share--basic                        As reported   $   2.31   $   2.66   $   2.65
                                                     Pro forma       2.30       2.65       2.62
Net income per share--diluted                      As reported   $   2.30   $   2.65   $   2.64
                                                     Pro forma       2.30       2.64       2.61

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made in 1997, 1998 and 1999: risk-free interest rates of 6.6 percent in 1997, 5.8 percent in 1998, and 5.2 percent in 1999; expected volatility of 26 percent in 1997, 29 percent in 1998, and 30 percent in 1999; expected lives of 6, 6, and 5 years for 1997, 1998, and 1999, respectively; and expected dividend yields of 2.1 percent in 1997, 1.5 percent in 1998, and 2.2 percent in 1999.

    Effective January 1, 1997, the Company established a Performance Share Plan. Eligible participants may earn performance share awards to be redeemed in cash three years after the date of grant. Performance shares are linked to shareholder value in two ways: (1) the market price of the Company's common stock, and (2) return on asset, in 1997 and 1998, and return on equity in 1999, performance measures closely linked to value creation. Eligible participants generally receive grants of performance shares annually. The total number of performance shares granted under the plan cannot exceed 600,000. The Company granted 14,400 shares in 1997, 24,900 shares in 1998 and 22,000 shares in 1999. In 1998, 2,400 performance shares were forfeited. No performance shares were forfeited in 1999. The value of a performance share is equal to the market price of the Company's common stock. All cancelled or forfeited performance shares become available for future grants.

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. All of the fair values presented below are as of their respective period ends and have been made under this definition of fair value unless otherwise disclosed.

    It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 1998 and 1999, as more fully described below. It should be noted that the operations of the Company are managed on a going concern basis and not on a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of an institution's inherent value is its capitalization and

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) franchise value. Neither of these components has been given consideration in the presentation of fair values that follow.

    The table below presents the carrying value and fair value of the specified assets and liabilities held by the Company.

                                                                DECEMBER 31,
                                            -----------------------------------------------------
                                                      1998                        1999
                                            -------------------------   -------------------------
                                             CARRYING        FAIR        CARRYING        FAIR
(DOLLARS IN THOUSANDS)                         VALUE         VALUE         VALUE         VALUE
------------------------------------------  -----------   -----------   -----------   -----------
ASSETS
  Cash and cash equivalents...............  $ 2,678,478   $ 2,678,478   $ 3,158,133   $ 3,158,133
  Trading account assets..................      267,718       267,718       179,935       179,935
  Securities available for sale...........    3,638,532     3,638,532     3,210,099     3,210,099
  Securities held to maturity.............      160,513       163,244        46,526        45,376
  Loans, net of allowance for credit
    losses(1).............................   22,808,435    22,568,873    24,298,638    24,016,569

LIABILITIES
  Deposits:
    Noninterest bearing...................   10,179,405    10,179,405     9,721,340     9,721,340
    Interest bearing......................   14,328,474    14,343,972    16,535,267    16,536,770
                                            -----------   -----------   -----------   -----------
      Total deposits......................   24,507,879    24,523,377    26,256,607    26,258,110
  Borrowed funds..........................    3,083,654     3,081,418     2,805,553     2,805,125
  Subordinated capital notes..............      298,000       298,000       298,000       298,000
  UnionBanCal Corporation-obligated
    mandatorily redeemable preferred
    securities of subsidiary grantor
    trust.................................           --            --       350,000       280,000

------------------------

(1)  Excludes lease financing.

    The Company is also a party to financial instruments that are not reflected on the balance sheet but represent obligations of the Company in the normal course of business. For information regarding the fair value of off-balance sheet financial instruments, see Note 16.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
Securities available for sale are carried at their aggregate fair value, while securities held to maturity are carried at amortized cost.

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

    Loans that are on nonaccrual status were not included in the loan valuation methods discussed previously. The fair value of these assets was estimated assuming these loans were sold at their carrying value less their impairment allowance.

    The fair value of performing mortgage loans was based on quoted market prices for loans with similar credit and interest rate risk characteristics.

    The fair value of credit lines is assumed to approximate their book value.

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

    BORROWED FUNDS: The book values of federal funds purchased and securities sold under repurchase agreements and other short-term borrowed funds are assumed to approximate their fair value due to their limited duration characteristics. The fair value for commercial paper and term federal funds purchased was estimated using market quotes.

    SUBORDINATED CAPITAL NOTES: The book values for variable-rate subordinated capital notes are assumed to approximate fair market value.

    TRUST PREFERRED SECURITIES: The fair value of fixed-rate trust preferred securities was estimated using market quotes.

NOTE 16-- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 16-- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)
    These financial instruments involve, to varying degrees, elements of credit and market risk which are not recognized on the balance sheet. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract which exceeds the value of the existing collateral, if any. Market risk is the possibility that future changes in market conditions may make the financial instrument less valuable.

    DERIVATIVE INSTRUMENTS

    The fair value of the derivative financial instruments was calculated based on quoted market prices where available. If quoted market prices were not available, the Company used the estimated amount it would receive or pay to offset or terminate the agreements at December 31, 1998 and 1999 based upon the terms of such contracts relative to prevailing interest rates.

    TRADING ACTIVITIES IN DERIVATIVE INSTRUMENTS

    The following table reflects the Company's positions relating to trading activities in derivative instruments. Trading activities include both activities for the Company's own account and for customers. At December 31, 1998 and 1999, the majority of the Company's derivative transactions for customers are hedged with essentially offsetting contracts with other counterparties. The average fair value of derivatives held or written for trading purposes during the year is not significant. The notional amount of derivative instruments reflects the extent of the Company's involvement in these instruments. For interest rate swap, cap and floor agreements, notional amounts do not represent exposure to credit or market risk. Notional amounts are not exchanged, but serve as a point of reference for calculating payments.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 16-- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)
The following is a summary of derivative instruments held or written for trading purposes.

                                                                      DECEMBER 31,
                                         -----------------------------------------------------------------------
                                                        1998                                 1999
                                         ----------------------------------   ----------------------------------
                                          NOTIONAL     CREDIT    ESTIMATED     NOTIONAL     CREDIT    ESTIMATED
(DOLLARS IN THOUSANDS)                    AMOUNTS     RISK(1)    FAIR VALUE    AMOUNTS     RISK(1)    FAIR VALUE
---------------------------------------  ----------   --------   ----------   ----------   --------   ----------
HELD OR WRITTEN FOR TRADING PURPOSES
  AND CUSTOMER ACCOMMODATIONS
Foreign exchange forward contracts:
  Commitments to purchase..............  $  451,123   $22,297     $20,675     $  422,614   $21,914     $20,520
  Commitments to sell..................     553,351     1,878     (21,599)       560,357     2,725     (19,951)
Foreign exchange OTC options:
  Options purchased....................       3,000         1           1        104,370       204         204
  Options written......................       3,000        --          (1)       104,370        --        (204)
Currency swap agreements:
  Commitments to pay...................      36,725     1,546       1,546         36,725     5,338       5,338
  Commitments to receive...............      36,725        --      (1,436)        36,725        --      (5,250)
Interest rate contracts:
  Caps purchased.......................   1,031,599     1,453       1,453      1,111,622     3,311       3,311
  Floors purchased.....................     186,564       926         926        579,610       110         110
  Caps written.........................   1,031,599        --      (1,453)     1,111,622        --      (3,311)
  Floors written.......................     186,564        --        (926)       579,610        --        (110)
  Swap contracts:
    Pay variable/receive variable......      58,000       306          --         40,000        88          --
    Pay fixed/receive variable.........   1,040,042     1,049     (41,593)     1,107,472    13,815       7,983
    Pay variable/receive fixed.........   1,040,042    44,360      43,430      1,107,472     6,316      (6,402)

------------------------

(1) Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by counterparties.

    ASSET AND LIABILITY MANAGEMENT DERIVATIVE INSTRUMENTS

    Derivative positions are integral components of the Company's designated asset and liability management activities. Therefore, the Company does not believe it is meaningful to separately analyze the derivative components of its risk management activities in isolation from related positions. The Company uses interest rate derivative instruments as part of its management of asset and liability positions. Derivatives are used to manage interest rate risk relating to specified groups of assets and liabilities, including LIBOR based commercial loans, deposit liabilities, certain subordinated capital notes and trust preferred securities. The Company uses foreign currency forward contracts as a means of managing foreign exchange rate risk associated with assets or liabilities denominated in foreign currencies.

    The following table reflects summary information on derivative contracts used to hedge or modify the Company's risk as of December 31, 1998 and 1999. Amounts included in the fair value column do not include gains or losses from changes in the value of the underlying asset or liability being hedged. Notional

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 16-- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)
amounts are not exchanged, but serve as a point of reference for calculating payments. For interest rate swap, cap and floor agreements, notional amounts do not represent exposure to credit or market risk.

                                                                        DECEMBER 31,
                            -----------------------------------------------------------------------------------------------------
                                                  1998                                                1999
                            -------------------------------------------------   -------------------------------------------------
                                         UNAMORTIZED                                         UNAMORTIZED
                                           PREMIUM                                             PREMIUM
                             NOTIONAL        PAID        CREDIT    ESTIMATED     NOTIONAL        PAID        CREDIT    ESTIMATED
(DOLLARS IN THOUSANDS)       AMOUNTS      (RECEIVED)    RISK(1)    FAIR VALUE    AMOUNTS      (RECEIVED)    RISK(1)    FAIR VALUE
--------------------------  ----------   ------------   --------   ----------   ----------   ------------   --------   ----------
HELD FOR ASSET AND
  LIABILITY MANAGEMENT
  PURPOSES
Foreign exchange forward
  contracts:
  Commitments to
    purchase..............  $  233,380      $   --      $ 2,185     $   989     $  213,025      $   --      $ 1,468     $    401
  Commitments to sell.....      53,607          --          235         145         32,832          --           98           48
Currency swap agreements:
  Commitments to pay......      25,432          --           --      (1,104)        24,464          --           --       (3,960)
Interest rate contracts:
  Caps purchased..........          --          --           --          --             --          --           --
  Floors purchased........   2,350,000       5,737       24,303      24,303      2,300,000       3,576        1,084       (2,491)
  Caps written............          --          --           --          --             --          --           --           --
  Floors written..........   1,350,000          --           --      (3,740)     1,450,000          --           --          (65)
  Swap contracts:
    Pay variable/receive
      fixed...............     525,000          --        9,755       9,755        900,000          --          106      (10,165)

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

    Standby letters of credit are provided to customers to assure their performance to a third party, generally in the production of goods and services or under contractual commitments in the financial markets. Commercial letters of credit are issued to customers to facilitate foreign or domestic trade transactions. The Company charges fees for the issuance of standby and commercial letters of credit. The majority of these types of commitments have terms of one year or less and any fees charged are recognized as noninterest income upon extension of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers and is represented by

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 16-- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)
the contractual amount of those instruments. When deemed necessary, the Company holds appropriate collateral supporting those commitments.

    The Company uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance sheet instruments, by evaluating customers' credit worthiness. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's evaluation of the customer. The nature of the collateral varies but may include deposits held in financial institutions, marketable securities, accounts receivable, inventory, property and equipment, and real estate. The Company also provides for probable losses from either commitments to extend credit or standby letters of credit as a component of its evaluation in determining the adequacy of its allowance for credit losses and resulting level of provision charged against current period earnings.

    The Company's pricing of these financial instruments is based on the credit quality and other covenants or requirements. Management believes that the current fees assessed on these off-balance sheet items represent market rates that would be charged for similar agreements. Based on this belief, the Company feels that the carrying amounts are reasonable estimates of the fair value of these financial instruments. At December 31, 1998 and 1999, fair value represents management's estimate of the unamortized fee income associated with these instruments. The following is a summary of other financial instruments with off-balance sheet risk.

                                                    DECEMBER 31,
                                   -----------------------------------------------
                                            1998                     1999
                                   ----------------------   ----------------------
                                   CONTRACTUAL     FAIR     CONTRACTUAL     FAIR
(DOLLARS IN THOUSANDS)               AMOUNTS      VALUE       AMOUNTS      VALUE
---------------------------------  -----------   --------   -----------   --------
Commitments to extend credit.....  $14,850,571   $36,592    $16,022,479   $62,947
Standby letters of credit........    2,215,476     8,523      2,422,032     7,761
Other letters of credit..........      305,842        --        352,499        --

    The Company conducts securities lending transactions for institutional customers as a fully disclosed agent, and, at times, indemnifies its customers against counterparty default. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnification was $1,259 million and $1,023 million at December 31, 1998 and 1999, respectively. The market value of the associated collateral was $1,284 million and $1,043 million at December 31, 1998 and 1999, respectively.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 17--RESTRICTIONS ON CASH AND DUE FROM BANKS, SECURITIES, LOANS AND
DIVIDENDS

    Federal Reserve Board regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. Average reserve balances were approximately $229 million and $202 million for the years ended December 31, 1998 and 1999, respectively.

    As of December 31, 1998 and 1999, securities carried at $1.7 billion and $1.7 billion and loans of $2.5 billion and $6.9 billion, respectively, were pledged as collateral for borrowings, to secure public and trust department deposits, and for repurchase agreements as required by contract or law.

    The Federal Reserve Act restricts the extension of credit by the Bank to BTM and affiliates and to the Company and its non-bank subsidiaries and requires that such loans be secured by certain types of collateral. At December 31, 1999, $129.0 million remained outstanding on six Bankers Commercial Corporation notes payable to the Bank. The respective notes were fully collateralized with equipment leases pledged by Bankers Commercial Corporation.

    The payment of dividends by the Bank to the Company is subject to the approval of the Office of the Comptroller of the Currency (OCC) if the total of all dividends declared in any calendar year exceeds certain calculated amounts. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC. At December 31, 1999, the Bank could have declared dividends aggregating $597 million without prior regulatory approval.

NOTE 18--REGULATORY CAPITAL REQUIREMENTS

    The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank's prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to Bank Holding Companies.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). Management believes, as of December 31, 1998 and 1999, that the Company and the Bank met all capital adequacy requirements to which they are subject.

    On February 19, 1999, the Company issued $350 million of trust preferred securities, which qualify as Tier 1 capital. See Note 12 for a complete description of these securities.

    As of December 31, 1998 and 1999, the most recent notification from the OCC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 18--REGULATORY CAPITAL REQUIREMENTS (CONTINUED)
    The Company's and the Bank's capital amounts and ratios are presented in the following tables.

                                                                                              FOR CAPITAL
                                                               ACTUAL                      ADEQUACY PURPOSES
                                                        ---------------------      ----------------------------------
(DOLLARS IN THOUSANDS)                                    AMOUNT      RATIO              AMOUNT             RATIO
------------------------------------------------------  ----------   --------      -------------------   ------------
CAPITAL RATIOS FOR THE COMPANY:
As of December 31, 1998:
Total capital (to risk-weighted assets)...............  $3,570,803    11.61%       >  or  =  to $2,460,243 > or = to 8.0%
Tier 1 capital (to risk-weighted assets)..............   2,965,865     9.64        > or = to 1,230,122   > or = to 4.0
Tier 1 capital (to quarterly average assets)(1).......   2,965,865     9.38        > or = to 1,265,081   > or = to 4.0

As of December 31, 1999
Total capital (to risk-weighted assets)...............  $3,925,684    11.79%       >  or  =  to $2,663,054 > or = to 8.0%
Tier 1 capital (to risk-weighted assets)..............   3,308,912     9.94        > or = to 1,331,527   > or = to 4.0
Tier 1 capital (to quarterly average assets)(1).......   3,308,912    10.10        > or = to 1,310,614   > or = to 4.0

------------------------

(1)  Excludes certain intangible assets.

                                                                               FOR CAPITAL
                                               ACTUAL                       ADEQUACY PURPOSES
                                        ---------------------      -----------------------------------
(DOLLARS IN THOUSANDS)                    AMOUNT      RATIO              AMOUNT              RATIO
--------------------------------------  ----------   --------      -------------------   -------------
CAPITAL RATIOS FOR THE BANK:
As of December 31, 1998:
Total capital (to risk-weighted
  assets).............................  $3,396,596    11.16%       >  or  =  to $2,433,917 > or = to 8.0
Tier 1 capital (to risk-weighted
  assets).............................   2,895,757     9.52        > or = to 1,216,959   > or = to 4.0
Tier 1 capital (to quarterly average
  assets)(1)..........................   2,895,757     9.21        > or = to 1,257,875   > or = to 4.0

As of December 31, 1999
Total capital (to risk-weighted
  assets).............................  $3,614,651    11.00%       >  or  =  to $2,628,046 > or = to 8.0
Tier 1 capital (to risk-weighted
  assets).............................   3,103,324     9.45        > or = to 1,314,023   > or = to 4.0
Tier 1 capital (to quarterly average
  assets)(1)..........................   3,103,324     9.55        > or = to 1,300,283   > or = to 4.0

                                                    TO BE WELL
                                                    CAPITALIZED
                                                   UNDER PROMPT
                                                    CORRECTIVE
                                                 ACTION PROVISIONS
                                        -----------------------------------
(DOLLARS IN THOUSANDS)                        AMOUNT              RATIO
--------------------------------------  -------------------   -------------
CAPITAL RATIOS FOR THE BANK:
As of December 31, 1998:
Total capital (to risk-weighted
  assets).............................  > or = to $3,042,396 > or = to 10.0
Tier 1 capital (to risk-weighted
  assets).............................  > or = to 1,825,438   > or = to 6.0
Tier 1 capital (to quarterly average
  assets)(1)..........................  > or = to 1,572,343   > or = to 5.0
As of December 31, 1999
Total capital (to risk-weighted
  assets).............................  > or = to $3,285,058 > or = to 10.0
Tier 1 capital (to risk-weighted
  assets).............................  > or = to 1,971,035   > or = to 6.0
Tier 1 capital (to quarterly average
  assets)(1)..........................  > or = to 1,625,354   > or = to 5.0

------------------------

(1)  Excludes certain intangible assets.

NOTE 19--EARNINGS PER SHARE

    Basic EPS is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding adjusted for common stock equivalents, which include

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 19--EARNINGS PER SHARE (CONTINUED)
stock options. The following table presents a reconciliation of basic and diluted EPS for the years ended December 31, 1997, 1998 and 1999:

                                                                        DECEMBER 31,
                                               ---------------------------------------------------------------
                                                      1997                  1998                  1999
                                               -------------------   -------------------   -------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)   BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED
---------------------------------------------  --------   --------   --------   --------   --------   --------
Net income................................     $411,296   $411,296   $466,461   $466,461   $441,731   $441,731
Less: Dividends on preferred stock........       (7,600)    (7,600)        --         --         --         --
                                               --------   --------   --------   --------   --------   --------
Income available to common shareholders...     $403,696   $403,696   $466,461   $466,461   $441,731   $441,731
                                               ========   ========   ========   ========   ========   ========
Weighted average common shares outstanding...   174,683    174,683    175,127    175,127    166,382    166,382
Additional shares due to:
  Assumed conversion of dilutive stock
    options...............................           --        506         --        610         --        767
                                               --------   --------   --------   --------   --------   --------
Adjusted weighted average common shares
  outstanding.............................      174,683    175,189    175,127    175,737    166,382    167,149
                                               ========   ========   ========   ========   ========   ========
Net income per share......................     $   2.31   $   2.30   $   2.66   $   2.65   $   2.65   $   2.64
                                               ========   ========   ========   ========   ========   ========

    There were no anti-dilutive options in 1997. Options to 519,600 shares of common stock at $35 per share were outstanding but not included in the computation of diluted EPS in 1998. Options to purchase 1,500 shares of common stock at $39.25 per share and options to purchase 23,000 shares of common stock at $44.56 per share were outstanding but not included in the computation of diluted EPS in 1999.

NOTE 20--ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The following is a summary of the components of accumulated other comprehensive income (loss):

                                                  FOREIGN                 NET UNREALIZED GAINS (LOSSES)
                                            CURRENCY TRANSLATION        ON SECURITIES AVAILABLE FOR SALE
                                       ------------------------------   ---------------------------------
                                          YEARS ENDED DECEMBER 31,          YEARS ENDED DECEMBER 31,
                                       ------------------------------   ---------------------------------
(DOLLARS IN THOUSANDS)                   1997       1998       1999       1997        1998        1999
-------------------------------------  --------   --------   --------   ---------   ---------   ---------
Beginning balance....................  $ (3,183)  $(12,458)  $(9,651)    $14,064     $19,886    $ 29,109
Change during the year...............    (9,275)     2,807       938       5,822       9,223     (61,657)
                                       --------   --------   -------     -------     -------    --------
Ending balance.......................  $(12,458)  $ (9,651)  $(8,713)    $19,886     $29,109    $(32,548)
                                       ========   ========   =======     =======     =======    ========

                                                MINIMUM PENSION                 ACCUMULATED OTHER
                                              LIABILITY ADJUSTMENT         COMPREHENSIVE INCOME (LOSS)
                                         ------------------------------   ------------------------------
                                            YEARS ENDED DECEMBER 31,         YEARS ENDED DECEMBER 31,
                                         ------------------------------   ------------------------------
(DOLLARS IN THOUSANDS)                     1997       1998       1999       1997       1998       1999
---------------------------------------  --------   --------   --------   --------   --------   --------
Beginning balance......................  $    --    $    --    $(1,748)   $10,881    $ 7,428    $ 17,710
Change during the year.................       --     (1,748)     1,059     (3,453)    10,282     (59,660)
                                         -------    -------    -------    -------    -------    --------
Ending balance.........................  $    --    $(1,748)   $  (689)   $ 7,428    $17,710    $(41,950)
                                         =======    =======    =======    =======    =======    ========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 21--CONTINGENCIES

    The Company is subject to various pending and threatened legal actions that arise in the normal course of business. The Company maintains reserves for losses from legal actions that are both probable and estimable. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 22--TRANSACTIONS WITH AFFILIATES

    The Company had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTM and with its affiliates and associates. During 1997, 1998 and 1999, such transactions included, but were not limited to, origination, participation, servicing and remarketing of loans and leases, purchase and sale of acceptances, interest rate derivatives and foreign exchange transactions, funds transfers, custodianships, electronic data processing, investment advice and management, deposits and credit examination, and trust services. In the opinion of management, such transactions were made at prevailing rates, terms, and conditions and do not involve more than the normal risk of collectibility or present other unfavorable features. In addition, some compensation for services rendered to the Company is paid to the expatriate officers from BTM, and reimbursed by the Company to BTM under a services agreement.

NOTE 23--BUSINESS SEGMENTS

    The Company is organized based on the products and services that it offers and operates in four principal areas:

    - The Community Banking and Investment Services Group provides loan products and deposit services primarily to consumers and small businesses, as well as fiduciary, private banking, investment and asset management services for individuals and institutions.

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

    The information, set forth in the table on page F-84, reflects the condensed income statements and a selected balance sheet item by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other companies.

    The information in this table is derived from the internal management reporting system used by management to measure the performance of the segments and the Company overall. The management reporting system assigns balance sheet and income statement items to each segment based on internal management accounting policies. Net interest income is determined by the Company's internal funds

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 23--BUSINESS SEGMENTS (CONTINUED)
transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to a segment are assigned to that business, other than restructuring charges. Indirect costs, such as overhead, operations, and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. With the Company's adoption of a risk-adjusted return on capital (RAROC) methodology, credit expense is charged to businesses based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit, market and operational risks. Depreciation and capital expenditures are not used by management when measuring the performance of the segments.

    "Other" is comprised of goodwill, merger and integration expense, restructuring charge, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent amounts, the unallocated allowance and related provision for credit losses, the net impact of transfer pricing, the earnings associated with the unallocated equity capital, and the residual costs of support groups. In addition, it includes two units, the Credit and Compliance Group, which manages nonperforming assets, and the Pacific Rim Group, which offers financial products to Asian-owned subsidiaries located in the U.S. On an individual basis, none of the items in "Other" are significant to the Company's business.

                                     COMMUNITY BANKING                 COMMERCIAL FINANCIAL                INTERNATIONAL
                               AND INVESTMENT SERVICES GROUP              SERVICES GROUP                   BANKING GROUP
                             ----------------------------------   ------------------------------   ------------------------------
                                  YEARS ENDED DECEMBER 31,           YEARS ENDED DECEMBER 31,         YEARS ENDED DECEMBER 31,
                             ----------------------------------   ------------------------------   ------------------------------
                               1997        1998         1999        1997       1998       1999       1997       1998       1999
                             --------   ----------   ----------   --------   --------   --------   --------   --------   --------
RESULTS OF OPERATIONS
  (DOLLARS IN THOUSANDS):
  Net interest income......  $699,122   $  698,103   $  741,007   $404,944   $457,703   $559,498   $ 52,283   $ 56,804   $ 48,236
  Noninterest income.......   275,186      327,862      363,997     96,175    105,458    120,390     62,238     65,834     66,830
                             --------   ----------   ----------   --------   --------   --------   --------   --------   --------
  Total revenue............   974,308    1,025,965    1,105,004    501,119    563,161    679,888    114,521    122,638    115,066

  Noninterest expense(2)...   697,518      738,338      776,326    220,284    245,248    250,600     64,877     66,967     65,516
  Credit expense
    (income)...............    73,138       63,718       61,396     60,425     72,532     92,098     18,329     14,665     12,217
                             --------   ----------   ----------   --------   --------   --------   --------   --------   --------
  Income (loss) before
    income tax expense
    (benefit) and
    performance center
    earnings (expense).....   203,652      223,909      267,282    220,410    245,381    337,190     31,315     41,006     37,333
  Performance center
    earnings
    (expense)(1)...........     8,605        7,888        6,120      3,288      2,728      1,859     (3,156)    (4,543)    (2,693)
                             --------   ----------   ----------   --------   --------   --------   --------   --------   --------
  Income (loss) before
    income tax expense
    (benefit)..............   212,257      231,797      273,402    223,698    248,109    339,049     28,159     36,463     34,640
  Income tax expense
    (benefit)..............    85,871       91,583      105,662     88,832     96,268    124,414     11,499     13,684     13,252
                             --------   ----------   ----------   --------   --------   --------   --------   --------   --------
  Net income (loss)........  $126,386   $  140,214   $  167,740   $134,866   $151,841   $214,635   $ 16,660   $ 22,779   $ 21,388
                             ========   ==========   ==========   ========   ========   ========   ========   ========   ========

  Total assets (DOLLARS IN
    MILLIONS)..............  $ 11,066   $   10,604   $    9,139   $ 11,172   $ 13,543   $ 16,874   $  2,657   $  1,717   $  1,353
                             ========   ==========   ==========   ========   ========   ========   ========   ========   ========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 23--BUSINESS SEGMENTS (CONTINUED)

                                           GLOBAL
                                       MARKETS GROUP                          OTHER
                               ------------------------------   ---------------------------------
                                  YEARS ENDED DECEMBER 31,          YEARS ENDED DECEMBER 31,
                               ------------------------------   ---------------------------------
                                 1997       1998       1999       1997        1998        1999
                               --------   --------   --------   ---------   ---------   ---------
RESULTS OF OPERATIONS
  (DOLLARS IN THOUSANDS):
  Net interest income........  $ 14,598   $41,972    $44,957    $  60,735   $  63,641   $  22,135
  Noninterest income.........    21,166    29,854     25,521        8,236       4,523      10,021
                               --------   -------    -------    ---------   ---------   ---------
  Total revenue..............    35,764    71,826     70,478       68,971      68,164      32,156

  Noninterest expense(2).....    22,556    26,718     22,935       39,430      57,947     166,596
  Credit expense (income)....        --        --         --     (151,892)   (105,915)   (100,711)
                               --------   -------    -------    ---------   ---------   ---------
  Income (loss) before income
    tax expense (benefit) and
    performance center
    earnings (expense).......    13,208    45,108     47,543      181,433     116,132     (33,729)
  Performance center earnings
    (expense)(1).............   (10,194)   (9,231)    (7,350)       1,457       3,158       2,064
                               --------   -------    -------    ---------   ---------   ---------
  Income (loss) before income
    tax expense (benefit)....     3,014    35,877     40,193      182,890     119,290     (31,665)
  Income tax expense
    (benefit)................     1,206    13,958     15,470       51,314     (10,418)    (44,910)
                               --------   -------    -------    ---------   ---------   ---------
  Net income (loss)..........  $  1,808   $21,919    $24,723    $ 131,576   $ 129,708   $  13,245
                               ========   =======    =======    =========   =========   =========
  Total assets (DOLLARS IN
    MILLIONS)................  $  3,961   $ 4,479    $ 3,973    $   1,729   $   1,933   $   2,346
                               ========   =======    =======    =========   =========   =========

                                           UNIONBANCAL
                                           CORPORATION
                               ------------------------------------
                                     YEARS ENDED DECEMBER 31,
                               ------------------------------------
                                  1997         1998         1999
                               ----------   ----------   ----------
RESULTS OF OPERATIONS
  (DOLLARS IN THOUSANDS):
  Net interest income........  $1,231,682   $1,318,223   $1,415,833
  Noninterest income.........     463,001      533,531      586,759
                               ----------   ----------   ----------
  Total revenue..............   1,694,683    1,851,754    2,002,592
  Noninterest expense(2).....   1,044,665    1,135,218    1,281,973
  Credit expense (income)....          --       45,000       65,000
                               ----------   ----------   ----------
  Income (loss) before income
    tax expense (benefit) and
    performance center
    earnings (expense).......     650,018      671,536      655,619
  Performance center earnings
    (expense)(1).............          --           --           --
                               ----------   ----------   ----------
  Income (loss) before income
    tax expense (benefit)....     650,018      671,536      655,619
  Income tax expense
    (benefit)................     238,722      205,075      213,888
                               ----------   ----------   ----------
  Net income (loss)..........  $  411,296   $  466,461   $  441,731
                               ==========   ==========   ==========
  Total assets (DOLLARS IN
    MILLIONS)................  $   30,585   $   32,276   $   33,685
                               ==========   ==========   ==========

------------------------------

(1) Performance center earnings (expense) represent the allocation of net interest income, noninterest income and noninterest expense between the business segments for products and services originated in one segment but managed by another.

(2) "Other" includes 3rd quarter 1999 restructuring charge of $85.0 million ($55.2 million, net of tax).

na = not applicable

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 24--CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
(DOLLARS IN THOUSANDS)                                           1998         1999
------------------------------------------------------------  ----------   ----------
ASSETS
  Cash and due from banks...................................  $  123,976   $  167,171
  Investment in and advances to subsidiaries................   3,264,207    3,510,326
  Other assets..............................................       5,252       17,072
                                                              ----------   ----------
    Total assets............................................  $3,393,435   $3,694,569
                                                              ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Commercial paper..........................................  $   99,958   $   97,985
  Other liabilities.........................................      35,233       48,291
  Subordinated capital notes................................     200,000      200,000
  Junior subordinated debt payable to subsidiary grantor
    trust...................................................          --      360,825
                                                              ----------   ----------
    Total liabilities.......................................     335,191      707,101
  Shareholders' equity......................................   3,058,244    2,987,468
                                                              ----------   ----------
    Total liabilities and shareholders' equity..............  $3,393,435   $3,694,569
                                                              ==========   ==========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 24--CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
CONDENSED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
(DOLLARS IN THOUSANDS)                                          1997       1998       1999
------------------------------------------------------------  --------   --------   --------
INCOME:
  Dividends from bank subsidiary............................  $ 85,660   $ 98,159   $227,099
  Dividends from nonbank subsidiaries.......................        --     23,000         --
  Interest income on advances to subsidiaries and deposits
    in bank.................................................    12,217     11,744     15,120
  Other income..............................................     1,040        404      1,292
                                                              --------   --------   --------
      Total income..........................................    98,917    133,307    243,511
                                                              --------   --------   --------
EXPENSE:
  Interest expense..........................................    11,174     15,573     41,736
  Other expense, net........................................     1,583      2,706      3,203
                                                              --------   --------   --------
      Total expense.........................................    12,757     18,279     44,939
                                                              --------   --------   --------
  Income before income taxes and equity in undistributed net
    income of subsidiaries..................................    86,160    115,028    198,572
  Income tax expense (benefit)..............................       204     (2,346)   (11,266)
                                                              --------   --------   --------
  Income before equity in undistributed net income of
    subsidiaries............................................    85,956    117,374    209,838
  Equity in undistributed net income (loss) of subsidiaries:
    Bank subsidiary.........................................   314,739    360,738    208,699
    Nonbank subsidiaries(1).................................    10,601    (11,651)    23,194
                                                              --------   --------   --------
NET INCOME..................................................  $411,296   $466,461   $441,731
                                                              ========   ========   ========

------------------------

(1) In 1998, the amount represents dividends distributed by nonbank subsidiaries in excess of their 1998 net income.

                      UNIONBANCAL CORPORATION SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 24--CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
(DOLLARS IN THOUSANDS)                                        1997        1998         1999
----------------------------------------------------------  ---------   ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................  $ 411,296   $ 466,461   $   441,731
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Equity in undistributed net (income) loss of
      subsidiaries........................................   (325,340)   (349,087)     (231,893)
    Other, net............................................      1,059      (6,007)          839
                                                            ---------   ---------   -----------
      Net cash provided by operating activities...........     87,015     111,367       210,677
                                                            ---------   ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to subsidiaries................................   (130,805)    (34,747)      (79,370)
  Repayment of advances to subsidiaries...................     76,104      18,088         8,766
                                                            ---------   ---------   -----------
      Net cash provided (used) by investing activities....    (54,701)    (16,659)      (70,604)
                                                            ---------   ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in short term borrowings........         --      99,958        (1,973)
  Maturity and redemption of subordinated capital notes
    and long term debt....................................    (50,000)    (50,000)           --
  Proceeds from issuance of junior subordinated debt
    payable to subsidiary grantor trust...................         --          --       360,825
  Proceeds from issuance of subordinated capital notes....    200,000          --            --
  Payments of cash dividends..............................    (93,303)    (98,160)     (127,119)
  Redemption of preferred stock...........................   (135,000)         --            --
  Repurchase of common stock..............................         --          --      (328,662)
  Other, net..............................................      9,119      10,598            51
                                                            ---------   ---------   -----------
      Net cash used by financing activities...............    (69,184)    (37,604)      (96,878)
                                                            ---------   ---------   -----------
Net increase (decrease) in cash and due from banks........    (36,870)     57,104        43,195
Cash and due from banks at beginning of year..............    103,742      66,872       123,976
                                                            ---------   ---------   -----------
Cash and due from banks at end of year....................  $  66,872   $ 123,976   $   167,171
                                                            =========   =========   ===========
CASH PAID (RECEIVED) DURING THE YEAR FOR:
  Interest................................................  $   9,814   $  16,056   $    35,828
  Income taxes............................................      1,148      (4,836)          137
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Dividends declared but unpaid...........................  $  24,528   $  33,300   $    41,172

                      UNIONBANCAL CORPORATION SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 1997, 1998, AND 1999

NOTE 25--SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Certain amounts in the following unaudited quarterly financial information have been reclassified to conform with current presentation. In the opinion of management, all adjustments necessary to fairly present the results of operations have been made.

                                                                 1998 QUARTERS ENDED
                                                   ------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)      MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
-------------------------------------------------  --------   --------   ------------   -----------
Interest income..................................  $508,653   $511,996     $535,973      $528,557
Interest expense.................................   191,203    186,440      199,340       189,973
                                                   --------   --------     --------      --------
Net interest income..............................   317,450    325,556      336,633       338,584
Provision for credit losses......................    20,000     15,000       10,000            --
Noninterest income...............................   128,030    147,994      123,925       133,582
Noninterest expense..............................   268,475    277,325      290,378       299,040
                                                   --------   --------     --------      --------
Income before income taxes.......................   157,005    181,225      160,180       173,126
Income tax expense...............................    61,428     72,704       11,913        59,030
                                                   --------   --------     --------      --------
Net income.......................................  $ 95,577   $108,521     $148,267      $114,096
                                                   ========   ========     ========      ========
Net income per common share--basic...............  $   0.55   $   0.62     $   0.85      $   0.65
                                                   ========   ========     ========      ========
Net income per common share--diluted.............  $   0.54   $   0.62     $   0.84      $   0.65
                                                   ========   ========     ========      ========
Dividends per share(1)...........................  $   0.14   $   0.14     $   0.14      $   0.19
                                                   ========   ========     ========      ========

                                                                 1999 QUARTERS ENDED
                                                   ------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)      MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
-------------------------------------------------  --------   --------   ------------   -----------
Interest income..................................  $517,093   $525,838     $547,006      $571,970
Interest expense.................................   177,272    178,675      186,993       203,134
                                                   --------   --------     --------      --------
Net interest income..............................   339,821    347,163      360,013       368,836
Provision for credit losses......................     5,000     10,000       20,000        30,000
Noninterest income...............................   139,308    144,798      148,349       154,304
Noninterest expense..............................   301,164    305,229      384,298       291,282
                                                   --------   --------     --------      --------
Income before income taxes.......................   172,965    176,732      104,064       201,858
Income tax expense...............................    54,470     62,005       32,483        64,930
                                                   --------   --------     --------      --------
Net income.......................................  $118,495   $114,727     $ 71,581      $136,928
                                                   ========   ========     ========      ========
Net income per common share--basic...............  $   0.69   $   0.70     $   0.43      $   0.83
                                                   ========   ========     ========      ========
Net income per common share--diluted.............  $   0.69   $   0.69     $   0.43      $   0.83
                                                   ========   ========     ========      ========
Dividends per share(1)...........................  $   0.19   $   0.19     $   0.19      $   0.25
                                                   ========   ========     ========      ========

------------------------

(1) Dividends per share are based on the Company's common stock outstanding as of the declaration date.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                              MANAGEMENT STATEMENT

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

    We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the financial statements would be prevented or detected on a timely basis and corrected through the normal course of business. As of December 31, 1999, management believes that the internal controls are in place and operating effectively.

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

    The financial statements have been audited by Deloitte & Touche LLP, independent auditors, who were given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate. The independent auditors' report is presented on page F-91.

                                                                   /s/ TAKAHIRO MORIGUCHI
                                                      ------------------------------------------------
                                                                     Takahiro Moriguchi
                                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                                    /s/ YOSHIHIKO SOMEYA
                                                      ------------------------------------------------
                                                                      Yoshihiko Someya
                                                                DEPUTY CHAIRMAN OF THE BOARD

                                                                    /s/ DAVID I. MATSON
                                                      ------------------------------------------------
                                                                      David I. Matson
                                                                EXECUTIVE VICE PRESIDENT AND
                                                                  CHIEF FINANCIAL OFFICER

                                                                   /s/ DAVID A. ANDERSON
                                                      ------------------------------------------------
                                                                     David A. Anderson
                                                            SENIOR VICE PRESIDENT AND CONTROLLER

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of
  UnionBanCal Corporation:

    We have audited the accompanying consolidated balance sheets of UnionBanCal Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended
December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnionBanCal Corporation and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

San Francisco, California
January 28, 2000

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

                                                       Date: March 15, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of UnionBanCal Corporation and in the capacities and on the date indicated below.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                          *
     -------------------------------------------                          Director
                  Richard D. Farman

                          *
     -------------------------------------------                          Director
                  Stanley F. Farrar

                          *
     -------------------------------------------                          Director
                 Herman E. Gallegos

                          *
     -------------------------------------------                          Director
                   Jack L. Hancock

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                          *
     -------------------------------------------                          Director
                 Richard C. Hartnack

                          *
     -------------------------------------------                          Director
                    Kaoru Hayama

     -------------------------------------------                          Director
                    Satoru Kishi

                          *
     -------------------------------------------                          Director
                    Harry W. Low

                          *
     -------------------------------------------                          Director
                    Mary S. Metz

                          *
     -------------------------------------------                          Director
                  Raymond E. Miles

                          *
     -------------------------------------------                          Director
                 Takahiro Moriguchi

     -------------------------------------------                          Director
                 J. Fernando Niebla

                          *
     -------------------------------------------                          Director
                 Sidney R. Petersen

                          *
     -------------------------------------------                          Director
                  Carl W. Robertson

                          *
     -------------------------------------------                          Director
                  Yoshihiko Someya

                          *
     -------------------------------------------                          Director
                  Henry T. Swigert

                          *
     -------------------------------------------                          Director
                  Robert M. Walker

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                          *
     -------------------------------------------                          Director
                  Hiroshi Watanabe

     -------------------------------------------                          Director
                   Kenji Yoshizawa

*By              /s/ JOHN H. MCGUCKIN JR.
          --------------------------------------
                   John H. McGuckin Jr.
                     ATTORNEY-IN-FACT

Dated:  March 15, 2000