Form 10-Q
period 2000-03-31
UNIONBANCAL CORP
filed 2000-05-15
CIK 1011659

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         Commission file number 0-28118

                            UNIONBANCAL CORPORATION

 State of Incorporation:        I.R.S. Employer
       California               Identification
                                No. 94-1234979

                             350 California Street
                      San Francisco, California 94104-1476
                  Registrant's telephone number (415) 765-2969

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

  Number of shares of Common Stock outstanding at April 28, 2000: 162,427,351

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                PAGE
                                                               NUMBER
                                                              --------
PART I
FINANCIAL INFORMATION

  Consolidated Financial Highlights.........................      2

  Item 1. Financial Statements:
    Condensed Consolidated Statements of Income.............      3
    Condensed Consolidated Balance Sheets...................      4
    Condensed Consolidated Statements of Changes in
     Shareholders' Equity...................................      5
    Condensed Consolidated Statements of Cash Flows.........      6
    Notes to Condensed Consolidated Financial Statements....      7

  Item 2. Management's Discussion and Analysis:
    Introduction............................................     12
    Summary.................................................     12
    Mission Excel...........................................     14
    Business Segments.......................................     14
    Net Interest Income.....................................     21
    Noninterest Income......................................     22
    Noninterest Expense.....................................     24
    Income Tax Expense......................................     24
    Loans...................................................     25
    Cross-Border Outstandings...............................     26
    Provision for Credit Losses.............................     26
    Allowance for Credit Losses.............................     27
    Nonperforming Assets....................................     31
    Loans 90 Days or More Past Due and Still Accruing.......     31
    Liquidity...............................................     31
    Regulatory Capital......................................     32
    Year 2000...............................................     33
    Forward-looking Statements..............................     33

  Item 3. Market Risk.......................................     37

PART II
OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security
    Holders.................................................     38

  Item 5. Other Information.................................     38

  Item 6. Exhibits and Reports on Form 8-K..................     39

  Signatures................................................     40

                         PART I. FINANCIAL INFORMATION
                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                                           PERCENT CHANGE TO
                                                                 FOR THE THREE MONTHS ENDED               MARCH 31, 2000 FROM:
                                                         -------------------------------------------   --------------------------
                                                          MARCH 31,     DECEMBER 31,     MARCH 31,     MARCH 31,    DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                1999           1999            2000          1999          1999
-------------------------------------------------------  ------------   -------------   ------------   ----------   -------------
RESULTS OF OPERATIONS:
  Net interest income(1)...............................  $    340,711   $    369,534    $    386,177      13.34%         4.50%
  Provision for credit losses..........................         5,000         30,000          40,000     700.00         33.33
  Noninterest income...................................       139,308        154,304         152,010       9.12         (1.49)
  Noninterest expense, excluding restructuring
    credit.............................................       301,164        291,281         267,038     (11.33)        (8.32)
  Restructuring credit.................................            --             --         (11,000)        nm            nm
                                                         ------------   ------------    ------------
  Income before income taxes(1)........................       173,855        202,557         242,149      39.28         19.55
  Taxable-equivalent adjustment........................           890            698             655     (26.40)        (6.16)
  Income tax expense...................................        54,470         64,930          83,023      52.42         27.87
                                                         ------------   ------------    ------------
  Net income...........................................  $    118,495   $    136,929    $    158,471      33.74%        15.73%
                                                         ============   ============    ============
PER COMMON SHARE:
  Net income--basic....................................  $       0.69   $       0.83    $       0.97      40.58%        16.87%
  Net income--diluted..................................          0.69           0.83            0.96      39.13         15.66
  Dividends............................................          0.19           0.25            0.25      31.58            --
  Book value (end of period)...........................         17.17          18.18           18.73       9.09          3.03
  Common shares outstanding (end of period)............   164,580,273    164,282,622     162,585,365      (1.21)        (1.03)
  Weighted average common shares outstanding--basic....   171,825,589    164,596,949     163,803,054      (4.67)        (0.48)
  Weighted average common shares
    outstanding--diluted...............................   172,465,676    165,629,012     164,326,864      (4.72)        (0.79)
BALANCE SHEET (END OF PERIOD):
  Total assets.........................................  $ 32,347,577   $ 33,684,776    $ 33,616,363       3.92%        (0.20)%
  Total loans..........................................    24,352,354     25,912,958      25,983,684       6.70          0.27
  Nonperforming assets.................................       109,837        169,780         146,648      33.51        (13.62)
  Total deposits.......................................    23,996,023     26,256,607      25,906,727       7.96         (1.33)
  Trust preferred securities...........................       350,000        350,000         350,000         --            --
  Common equity........................................     2,825,730      2,987,468       3,045,474       7.78          1.94
BALANCE SHEET (PERIOD AVERAGE):
  Total assets.........................................  $ 31,727,726   $ 32,829,808    $ 33,021,747       4.08%         0.58%
  Total loans..........................................    24,280,726     25,793,532      26,013,718       7.14          0.85
  Earning assets.......................................    28,618,688     29,564,880      29,827,068       4.22          0.89
  Total deposits.......................................    23,305,935     24,974,188      25,080,619       7.61          0.43
  Common equity........................................     2,994,352      2,962,349       3,014,743       0.68          1.77
FINANCIAL RATIOS:
  Return on average assets(2)..........................          1.51%          1.65%           1.93%
  Return on average common equity(2)...................         16.05          18.34           21.14
  Efficiency ratio(3)..................................         62.75          55.62           47.58
  Net interest margin(1)...............................          4.83           4.96            5.20
  Dividend payout ratio................................         27.54          30.12           25.77
  Tangible equity ratio................................          8.57           8.70            8.90
  Tier 1 risk-based capital ratio......................          9.90           9.94           10.11
  Total risk-based capital ratio.......................         11.86          11.79           11.96
  Leverage ratio.......................................          9.78          10.10           10.24
  Allowance for credit losses to total loans...........          1.84           1.82            1.86
  Allowance for credit losses to nonaccrual loans......        446.10         281.00          334.63
  Net loans charged off to average total loans(2)......          0.27           0.26            0.42
  Nonperforming assets to total loans and foreclosed
    assets.............................................          0.45           0.66            0.56
  Nonperforming assets to total assets.................          0.34           0.50            0.44

------------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)  Annualized.

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-
    equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.1) million in the fourth quarter of 1999, and none in the first quarters of 1999 and 2000.

nm = not meaningful

ITEM 1.  FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                 FOR THE THREE
                                                                    MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                   1999       2000
------------------------------------------------------------  --------   --------
INTEREST INCOME
  Loans.....................................................  $451,492   $539,977
  Securities................................................    56,818     50,537
  Interest bearing deposits in banks........................     3,188      2,184
  Federal funds sold and securities purchased under resale
    agreements..............................................     1,697      3,019
  Trading account assets....................................     3,898      3,258
                                                              --------   --------
    Total interest income...................................   517,093    598,975
                                                              --------   --------
INTEREST EXPENSE
  Domestic deposits.........................................   106,147    128,750
  Foreign deposits..........................................    16,632     26,925
  Federal funds purchased and securities sold under
    repurchase agreements...................................    19,769     18,524
  Commercial paper..........................................    19,174     21,568
  Subordinated capital notes................................     4,109      4,856
  UnionBanCal Corporation--obligated mandatorily redeemable
    preferred securities of subsidiary grantor trust........     3,291      6,884
  Other borrowed funds......................................     8,150      5,946
                                                              --------   --------
    Total interest expense..................................   177,272    213,453
                                                              --------   --------
NET INTEREST INCOME.........................................   339,821    385,522
  Provision for credit losses...............................     5,000     40,000
                                                              --------   --------
    Net interest income after provision for credit losses...   334,821    345,522
                                                              --------   --------
NONINTEREST INCOME
  Service charges on deposit accounts.......................    39,651     47,563
  Trust and investment management fees......................    32,271     38,800
  Merchant transaction processing fees......................    14,512     17,095
  International commissions and fees........................    17,631     17,036
  Merchant banking fees.....................................     7,461     14,219
  Brokerage commissions and fees............................     5,596      9,430
  Securities gains (losses), net............................     1,261     (4,318)
  Other.....................................................    20,925     12,185
                                                              --------   --------
    Total noninterest income................................   139,308    152,010
                                                              --------   --------
NONINTEREST EXPENSE
  Salaries and employee benefits............................   167,667    139,194
  Net occupancy.............................................    22,461     22,684
  Equipment.................................................    14,541     15,294
  Merchant transaction processing...........................    11,610     11,716
  Communications............................................     9,933     10,567
  Data processing...........................................     8,001      8,647
  Professional services.....................................    10,694      7,962
  Foreclosed asset income...................................       (41)       (35)
  Restructuring credit......................................        --    (11,000)
  Other.....................................................    56,298     51,009
                                                              --------   --------
    Total noninterest expense...............................   301,164    256,038
                                                              --------   --------
  Income before income taxes................................   172,965    241,494
  Income tax expense........................................    54,470     83,023
                                                              --------   --------
NET INCOME..................................................  $118,495   $158,471
                                                              ========   ========
NET INCOME PER COMMON SHARE--BASIC..........................  $   0.69   $   0.97
                                                              ========   ========
NET INCOME PER COMMON SHARE--DILUTED........................  $   0.69   $   0.96
                                                              ========   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC...........   171,826    163,803
                                                              ========   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED.........   172,466    164,327
                                                              ========   ========

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)                   (UNAUDITED)
                                                               MARCH 31,    DECEMBER 31,     MARCH 31,
(DOLLARS IN THOUSANDS)                                           1999           1999           2000
------------------------------------------------------------  -----------   -------------   -----------
ASSETS
Cash and due from banks.....................................  $2,313,357     $ 2,141,964    $ 2,343,111
Interest bearing deposits in banks..........................     256,656         182,719        164,439
Federal funds sold and securities purchased under resale
  agreements................................................     355,050         833,450        323,800
                                                              -----------    -----------    -----------
    Total cash and cash equivalents.........................   2,925,063       3,158,133      2,831,350
Trading account assets......................................     336,089         179,935        285,928
Securities available for sale...............................   3,375,255       3,210,099      3,239,303
Securities held to maturity (market value: March 31, 1999,
  $141,081; December 31, 1999, $45,376; March 31, 2000,
  $24,580)..................................................     139,321          46,526         25,808
Loans (net of allowance for credit losses: March 31, 1999,
  $447,936; December 31, 1999, $470,378; March 31, 2000,
  $483,206).................................................  23,904,418      25,442,580     25,500,478
Due from customers on acceptances...........................     419,386         259,340        243,201
Premises and equipment, net.................................     427,697         425,021        423,751
Other assets................................................     820,348         963,142      1,066,544
                                                              -----------    -----------    -----------
    Total assets............................................  $32,347,577    $33,684,776    $33,616,363
                                                              ===========    ===========    ===========
LIABILITIES
Domestic deposits:
  Noninterest bearing.......................................  $9,332,370     $ 9,395,925    $10,039,846
  Interest bearing..........................................  12,643,022      14,274,310     13,687,439
Foreign deposits:
  Noninterest bearing.......................................     341,298         325,415        386,461
  Interest bearing..........................................   1,679,333       2,260,957      1,792,981
                                                              -----------    -----------    -----------
    Total deposits..........................................  23,996,023      26,256,607     25,906,727

Federal funds purchased and securities sold under repurchase
  agreements................................................   1,073,376       1,156,799      1,191,143
Commercial paper............................................   1,737,265       1,108,258      1,488,055
Other borrowed funds........................................     962,416         540,496        281,950
Acceptances outstanding.....................................     419,386         259,340        243,201
Other liabilities...........................................     685,381         727,808        811,813
Subordinated capital notes..................................     298,000         298,000        298,000
UnionBanCal Corporation--obligated mandatorily redeemable
  preferred securities of subsidiary grantor trust..........     350,000         350,000        350,000
                                                              -----------    -----------    -----------
    Total liabilities.......................................  29,521,847      30,697,308     30,570,889
                                                              -----------    -----------    -----------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock:
  Authorized 5,000,000 shares, no shares issued or
    outstanding as of March 31, 1999, December 31, 1999,
    and March 31, 2000......................................          --              --             --
Common stock--no stated value:
  Authorized 300,000,000 shares, issued 164,580,273 shares
    as of March 31, 1999, 164,282,622 shares as of
    December 31, 1999, and 162,585,365 shares as of
    March 31, 2000..........................................   1,415,227       1,404,155      1,349,007
Retained earnings...........................................   1,403,180       1,625,263      1,743,590
Accumulated other comprehensive income (loss)...............       7,323         (41,950)       (47,123)
                                                              -----------    -----------    -----------
    Total shareholders' equity..............................   2,825,730       2,987,468      3,045,474
                                                              -----------    -----------    -----------
    Total liabilities and shareholders' equity..............  $32,347,577    $33,684,776    $33,616,363
                                                              ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                   ---------------------------------------------
(DOLLARS IN THOUSANDS)                                     1999                    2000
-------------------------------------------------  ---------------------   ---------------------
COMMON STOCK
Balance, beginning of period.....................  $1,725,619              $1,404,155
Dividend reinvestment plan.......................          13                       8
Deferred compensation--restricted stock awards...         (15)                    (38)
Stock options exercised..........................         594                     656
Common stock repurchased.........................    (310,984)                (55,774)
                                                   ----------              ----------
  Balance, end of period.........................  $1,415,227              $1,349,007
                                                   ----------              ----------
RETAINED EARNINGS
Balance, beginning of period.....................  $1,314,915              $1,625,263
Net income.......................................     118,495   $118,495      158,471   $158,471
Dividends on common stock(1).....................     (31,269)                (40,931)
Deferred compensation--restricted stock awards...       1,039                     787
                                                   ----------              ----------
  Balance, end of period.........................  $1,403,180              $1,743,590
                                                   ----------              ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period.....................  $   17,710              $  (41,950)
Unrealized holding losses arising during the
  period on securities available for sale, net of
  tax benefit of $6,071 and $5,203 in the first
  three months of 1999 and 2000, respectively....                 (9,797)                 (8,399)
Less: reclassification adjustment for losses
  (gains) on securities available for sale
  included in net income, net of tax expense
  (benefit) of $482 and $(1,652) in the first
  three months of 1999 and 2000, respectively....                   (779)                  2,666
                                                                --------                --------
Net unrealized losses on securities available for
  sale...........................................                (10,576)                 (5,733)
Foreign currency translation adjustment, net of
  tax expense (benefit) of $(297) and $347 in the
  first three months of 1999 and 2000,
  respectively...................................                   (480)                    560
Minimum pension liability adjustment, net of tax
  expense of $414 in the first quarter of 1999...                    669                      --
                                                                --------                --------
Other comprehensive loss.........................     (10,387)   (10,387)      (5,173)    (5,173)
                                                   ----------   --------   ----------   --------
Total comprehensive income.......................               $108,108                $153,298
                                                                ========                ========
  Balance, end of period.........................  $    7,323              $  (47,123)
                                                   ----------              ----------
    TOTAL SHAREHOLDERS' EQUITY...................  $2,825,730              $3,045,474
                                                   ==========              ==========

------------------------

(1) Dividends per share were $0.19 and $0.25 for the first three months of 1999 and 2000, respectively. Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
(DOLLARS IN THOUSANDS)                                           1999         2000
------------------------------------------------------------  ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  118,495   $  158,471
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for credit losses.............................       5,000       40,000
    Depreciation, amortization and accretion................      17,815       19,410
    Provision (benefit) for deferred income taxes...........       9,135       22,991
    Loss (Gain) on sales of securities available for sale...      (1,261)       4,318
    Utilization in excess of restructuring charge...........          --      (24,061)
    Net increase in trading account assets..................     (68,371)    (105,993)
    Other, net..............................................    (167,385)     (19,596)
                                                              ----------   ----------
    Total adjustments.......................................    (205,067)     (62,931)
                                                              ----------   ----------
  Net cash provided by (used in) operating activities.......     (86,572)      95,540
                                                              ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale......     197,913      289,859
  Proceeds from matured and called securities available for
    sale....................................................     213,227      197,215
  Purchases of securities available for sale................    (163,466)    (529,499)
  Proceeds from matured and called securities held to
    maturity................................................      21,262       20,723
  Net increase in loans.....................................     (88,272)     (98,078)
  Other, net................................................     (21,247)     (15,188)
                                                              ----------   ----------
    Net cash provided by (used in) investing activities.....     159,417     (134,968)
                                                              ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits..................................    (511,856)    (349,880)
  Net increase (decrease) in federal funds purchased and
    securities sold under repurchase agreements.............    (234,368)      34,344
  Net increase in commercial paper and other borrowed
    funds...................................................     923,771      121,251
  Common stock repurchased..................................    (310,984)     (55,774)
  Proceeds from issuance of trust preferred securities......     350,000           --
  Payments of cash dividends................................     (33,299)     (41,172)
  Other, net................................................         127        1,224
                                                              ----------   ----------
    Net cash provided by (used in) financing activities.....     183,391     (290,007)
                                                              ----------   ----------
Net increase (decrease) in cash and cash equivalents........     256,236     (329,435)
Cash and cash equivalents at beginning of period............   2,678,478    3,158,133
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (9,651)       2,652
                                                              ----------   ----------
Cash and cash equivalents at end of period..................  $2,925,063   $2,831,350
                                                              ==========   ==========
CASH PAID DURING THE PERIOD FOR:
  Interest..................................................  $  173,138   $  222,439
  Income taxes..............................................     (34,486)     126,441
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Loans transferred to foreclosed assets (OREO).............  $    1,469   $      706
  Dividends declared but unpaid.............................      31,269       40,931

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

    The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

    On March 3, 1999, the Company completed a secondary offering of
28.75 million shares of its Common Stock owned by The Bank of Tokyo-Mitsubishi, Ltd. (BTM). The Company received no proceeds from this transaction. Concurrent with the secondary offering, the Company repurchased
8.6 million shares of its outstanding Common Stock from BTM and 2.1 million shares owned by Meiji Life Insurance Company with $311 million of the net proceeds from the issuance of $350 million of 7 3/8 percent redeemable preferred securities that occurred on February 19, 1999. In November 1999 the Company announced a $100 million stock repurchase plan. In the first quarter of 2000 the Company repurchased $55.8 million of common stock.

    On January 1, 2000, the Company changed the actuarial method it uses to calculate the market-related value of its pension plan assets. This change increased the value of plan assets on which the expected returns are based and, therefore, results in lower net periodic pension cost. This change in methodology resulted in a one-time credit to salaries and benefits of $16.0 million. The impact on future years is not considered significant.

    Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                            (UNAUDITED) (CONTINUED)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED) current earnings. In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS
No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. Management believes that, depending upon the accumulated net gain or loss of the effective portion of cash flow hedges at the date of adoption, the impact of SFAS No. 133 could have a material impact on other comprehensive income. However, management believes that any ineffective portion of cash flow hedges or any other hedges will not have a material impact on the Company's financial position or results of operations. The Company expects to adopt SFAS No. 133 as of January 1, 2001.

NOTE 3--EARNINGS PER SHARE

    Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 1999 and 2000:

                                                            THREE MONTHS ENDED MARCH 31,
                                                      -----------------------------------------
                                                             1999                  2000
                                                      -------------------   -------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)          BASIC     DILUTED     BASIC     DILUTED
----------------------------------------------------  --------   --------   --------   --------
Net Income..........................................  $118,495   $118,495   $158,471   $158,471
                                                      ========   ========   ========   ========
Weighted average common shares outstanding..........   171,826    171,826    163,803    163,803
Additional shares due to:
  Assumed conversion of dilutive stock options......        --        640         --        524
                                                      --------   --------   --------   --------
Adjusted weighted average common shares
  outstanding.......................................   171,826    172,466    163,803    164,327
                                                      ========   ========   ========   ========
Net income per share................................  $   0.69   $   0.69   $   0.97   $   0.96
                                                      ========   ========   ========   ========

NOTE 4--COMPREHENSIVE INCOME

    The following table presents a summary of the components of accumulated other comprehensive income (loss):

                                         NET UNREALIZED                                  MINIMUM
                                        GAINS (LOSSES) ON          FOREIGN               PENSION          ACCUMULATED OTHER
                                           SECURITIES             CURRENCY              LIABILITY           COMPREHENSIVE
                                       AVAILABLE FOR SALE        TRANSLATION           ADJUSTMENT           INCOME (LOSS)
                                       -------------------   -------------------   -------------------   -------------------
                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                       -------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                   1999       2000       1999       2000       1999       2000       1999       2000
-------------------------------------  --------   --------   --------   --------   --------   --------   --------   --------
Beginning balance....................  $ 29,109   $(32,548)  $ (9,651)  $(8,713)   $(1,748)    $(689)    $ 17,710   $(41,950)
Change during the period.............   (10,576)    (5,733)      (480)      560        669        --      (10,387)    (5,173)
                                       --------   --------   --------   -------    -------     -----     --------   --------
Ending balance.......................  $ 18,533   $(38,281)  $(10,131)  $(8,153)   $(1,079)    $(689)    $  7,323   $(47,123)
                                       ========   ========   ========   =======    =======     =====     ========   ========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                            (UNAUDITED) (CONTINUED)

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

    The information set forth in the following table reflects the condensed income statements and a selected balance sheet item by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

    The information in this table is derived from the internal management reporting system used by management to measure the performance of the segments and the Company overall. The management reporting system assigns balance sheet and income statement items to each segment based on internal management accounting policies. Net interest income is determined by the Company's internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to a segment are assigned to that business, other than restructuring charges (credits). Indirect costs, such as overhead, operations, and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. With the Company's adoption of a risk-adjusted return on capital (RAROC) methodology, credit expense is charged to businesses based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit, market and operational risks.

    "Other" is comprised of goodwill, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent amounts, the unallocated allowance and related provision for credit losses, the net impact of transfer pricing, the earnings associated with the unallocated equity capital, and the residual costs of support groups, as well as certain other non-recurring items such as restructuring charges (credits) and merger and integration expenses. In addition, it includes two units, the Credit and Compliance Group, which manages nonperforming assets, and the Pacific Rim Group, which offers financial products to

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                            (UNAUDITED) (CONTINUED)

NOTE 5--BUSINESS SEGMENTS (CONTINUED)
Asian-owned subsidiaries located in the U.S. On an individual basis, none of the business units in "Other" are significant to the Company's business.

                                           COMMUNITY BANKING
                                            AND INVESTMENT      COMMERCIAL FINANCIAL       INTERNATIONAL
                                            SERVICES GROUP         SERVICES GROUP          BANKING GROUP
                                          -------------------   ---------------------   -------------------
                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                          -----------------------------------------------------------------
                                            1999       2000       1999        2000        1999       2000
                                          --------   --------   ---------   ---------   --------   --------
RESULTS OF OPERATIONS (DOLLARS IN
  THOUSANDS):
Total revenue(1)........................  $247,057   $273,121   $167,415    $214,663    $27,296    $26,048
Net income..............................  $ 28,374   $ 54,285   $ 44,752    $ 74,358    $ 6,005    $ 6,232
Total assets at period end (dollars
  in millions)..........................  $  9,584   $  8,877   $ 15,525    $ 18,417    $ 1,720    $ 1,525

                                                GLOBAL                                    UNIONBANCAL
                                             MARKETS GROUP             OTHER              CORPORATION
                                          -------------------   -------------------   -------------------
                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                          ---------------------------------------------------------------
                                            1999       2000       1999       2000       1999       2000
                                          --------   --------   --------   --------   --------   --------
RESULTS OF OPERATIONS (DOLLARS IN
  THOUSANDS):
Total revenue(1)........................  $ 24,782   $  5,500   $ 12,579   $ 18,200   $479,129   $537,532
Net income..............................  $ 11,468   $    902   $ 27,896   $ 22,694   $118,495   $158,471
Total assets at period end (dollars
  in millions)..........................  $  3,357   $  3,763   $  2,162   $  1,034   $32,348    $33,616

------------------------

(1)  Total revenue is comprised of net interest income and noninterest income

NOTE 6--RESTRUCTURING CHARGE (CREDIT)

    A restructuring charge of $85 million was recorded in the third quarter of 1999. The restructuring charge was incurred in connection with a company-wide project referred to as "Mission Excel". Mission Excel is an initiative to slow the rate of growth of expenses, increase sustainable growth in revenues, and increase productivity through elimination of unnecessary or duplicate functions. The restructuring charge included only direct and incremental costs associated with the program.

    During the first quarter of 2000, the restructuring reserve was reduced by $11.0 million. The reduction was primarily in the severance portion of the reserve, reflecting a change in attrition assumptions. Management believes that the continuing strength of the California economy resulted in markedly higher attrition rates than the Company had originally anticipated, and as a consequence, lower expected severance payments resulting from Mission Excel position eliminations.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                            (UNAUDITED) (CONTINUED)

NOTE 6--RESTRUCTURING CHARGE (CREDIT) (CONTINUED)
    The table below provides details of the restructuring related liability.

                                                              PERSONNEL   OCCUPANCY
(DOLLARS IN THOUSANDS)                                         EXPENSE    AND OTHER     TOTAL
------------------------------------------------------------  ---------   ----------   --------
Balances at December 31, 1999...............................   $59,525      $9,834     $69,359
Less:
  Cash......................................................     7,604       5,454      13,058
  Noncash...................................................        --           3           3
                                                               -------      ------     -------
    Total utilization.......................................     7,604       5,457      13,061
  Restructuring credit......................................    10,000       1,000      11,000
                                                               -------      ------     -------
Balances at March 31, 2000..................................   $41,921      $3,377     $45,298
                                                               =======      ======     =======

    Personnel expense consists of severance and related benefits to be paid under the Company's enhanced severance plan. The Company now expects to sever approximately 1,060 employees under the plan of which 524 employees have been severed as of March 31, 2000. Occupancy and other consists of lease termination costs and professional services costs incurred during the assessment phase of the project.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED. FOR A DISCUSSION OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER, PLEASE SEE THE DISCUSSION CONTAINED HEREIN ON PAGE 33 AND IN OUR PUBLICLY AVAILABLE SECURITIES AND EXCHANGE COMMISSION FILINGS AND PRESS RELEASES.

INTRODUCTION

    We are a California-based commercial bank holding company with consolidated assets of $33.6 billion at March 31, 2000. Our wholly-owned subsidiary, Union Bank of California, N.A., is the third largest commercial bank in California, based on total assets and total deposits in California, and one of the 30 largest commercial banks in the United States. At March 31, 2000, we operated 240 banking offices in California, 6 banking offices in Oregon and Washington, and 18 overseas facilities. At March 31, 2000, we were 64 percent owned by The Bank of Tokyo-Mitsubishi, Ltd. and 36 percent owned by other shareholders.

    Our interim financial information should be read in conjunction with our Form 10-K for the year ended December 31, 1999. Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

SUMMARY

    To facilitate the discussion of the results of operations, the following table includes certain pro forma earnings disclosures and ratios. These presentations supplement the Condensed Consolidated Statements of Income on page 3, which are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), primarily with respect to the treatment of the restructuring credit, which was recorded in the first quarter of 2000, as well as reflecting the taxable equivalent adjustment. Management believes that it is meaningful to understand the operating results and trends excluding this credit and, therefore, has included information in this table and in the MD&A which follows, that presents income excluding this item and related pro forma ratio and per share calculations. These proforma earnings have not been adjusted for any other non-recurring items that may impact our ratios or trends.

                                                               FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ----------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                   1999          2000
------------------------------------------------------------  --------      --------
INCOME BEFORE INCOME TAXES..................................  $173,855      $242,149
  Restructuring credit......................................        --       (11,000)
  Taxable equivalent adjustment.............................      (890)         (655)
  Income tax expense(1).....................................   (54,470)      (78,878)
                                                              --------      --------
PRO FORMA EARNINGS..........................................  $118,495      $151,616
                                                              ========      ========
PER COMMON SHARE, EXCLUDING RESTRUCTURING CREDIT
  Pro forma earnings (basic)................................  $   0.69      $   0.93
  Pro forma earnings (diluted)..............................      0.69          0.92
SELECTED FINANCIAL RATIOS, EXCLUDING RESTRUCTURING CREDIT
  Pro forma return on average assets........................      1.51%         1.85%
  Pro forma return on average common equity.................     16.05         19.86
  Pro forma efficiency ratio(2).............................     62.75         49.62
  Pro forma dividend payout ratio...........................     27.54         26.88

------------------------

(1) Excludes the income tax credit of $4.145 million related to the restructuring credit.

(2) The pro forma efficiency ratio is noninterest expense, excluding foreclosed asset income and restructuring charge, as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset income was $0.041 million in the first quarter of 1999 and $0.035 million in the first quarter of 2000.

    Reported net income was $118.5 million, or $0.69 per diluted common share, in the first quarter of 1999, compared with $158.5 million, or $0.96 per diluted common share, in the first quarter of 2000. Excluding the effects of the $11 million restructuring credit ($6.9 million net of tax), which was recorded in the first quarter of 2000, pro forma net earnings were $151.6 million, or $0.92 per diluted common share, in the first quarter of 2000, compared to $118.5 million, or $0.69 per diluted common share, in the first quarter of 1999. This increase in pro forma diluted earnings per share of 33 percent over the first quarter of 2000 was due to a $12.7 million, or 9 percent, increase in noninterest income, a $45.5 million, or 13 percent, increase in net interest income (on a taxable-equivalent basis), and a $34.1 million, or 11 percent, decrease in noninterest expense, partially offset by a $35.0 million increase in provision for credit losses and a 3 percentage point increase in the effective tax rate. Other highlights of the first quarter of 2000 include:

    - Net interest income, on a taxable-equivalent basis, was $386.2 million in the first quarter of 2000, an increase of $45.5 million, or 13 percent, over the first quarter of 1999. Net interest margin in the first quarter of 2000 was 5.20 percent, an increase of 37 basis points from the first quarter of 1999.

    - Noninterest income was $152.0 million in the first quarter of 2000, an increase of $12.7 million, or 9 percent, from the first quarter of 1999. Service charges on deposit accounts grew $7.9 million, or 20 percent, merchant banking fees increased $6.8 million, or 91 percent, and trust and investment management fees rose $6.5 million, or 20 percent These increases were partially offset by a decrease in other noninterest income of $8.7 million, or 42 percent.

    - A provision for credit losses of $40.0 million was recorded in the first quarter of 2000, compared with $5.0 million in the first quarter of 1999. This resulted from management's regular assessment of overall credit quality, loan portfolio composition and growth, business and economic conditions in relation to the level of the allowance for credit losses. The allowance for credit losses was $447.9 million, or 446 percent of total nonaccrual loans, at March 31, 1999, compared with $483.2 million, or 335 percent of total nonaccrual loans, at March 31, 2000.

    - Noninterest expense, excluding the restructuring credit, was $267.0 million in the first quarter of 2000, a decrease of $34.1 million, or 11 percent, over the first quarter of 1999. Personnel-related expense decreased $28.5 million, or 17 percent, professional fees decreased
      $2.7 million, or 26 percent, and other noninterest expense decreased
      $5.3 million, or 9 percent.

    - The effective tax rates for the first quarter of 2000 and 1999 were 34 percent and 32 percent, respectively. During the first quarter of 1999, we recognized a tax benefit as the result of an IRS settlement of $6.3 million for refund claims we filed for the years 1992 through 1994. Excluding this tax benefit, our effective tax rate for the first quarter of 1999 would have been 35 percent compared to 34 percent for the first quarter of 2000.

    - Reported return on average assets was 1.93 percent and return on average common equity was 21.14 percent for the quarter ending March, 31, 2000. In the first quarter of 2000, our pro forma return on average assets increased to 1.72 percent from 1.51 percent a year earlier, and our pro forma return on average common equity increased to 18.55 percent from
      16.05 percent a year earlier.

    - Total loans at March 31, 2000 were $26.0 billion, an increase of $1.6 billion, or 7 percent, over March 31, 1999.

    - Nonperforming assets increased $36.8 million, or 34 percent, from March 31, 1999 to $146.6 million at March 31, 2000. Nonperforming assets as a percentage of total assets increased to 0.44 percent at March 31, 2000, compared with 0.34 percent one year earlier. Total nonaccrual loans were $100.4 million at March 31, 1999, compared with $144.4 million at March 31, 2000, resulting in an increase in the ratio of nonaccrual loans to total loans from 0.41 percent at March 31, 1999 to 0.56 percent at March 31, 2000.

    - Our Tier 1 and total risk-based capital ratios were 9.90 percent and
      11.86 percent, respectively, at March 31, 1999, compared with
      10.11 percent and 11.96 percent, respectively, at March 31, 2000. Our leverage ratio was 9.78 percent at March 31, 1999 compared with
      10.24 percent at March 31, 2000.

MISSION EXCEL

    Mission Excel, a project begun in the second quarter 1999, is a company-wide initiative to slow the rate of growth of our expenses, increase sustainable growth in our revenues, and increase productivity through elimination of unnecessary or duplicate functions. The goal of this project is to help us achieve or exceed an efficiency ratio of 54% to 56% by the fourth quarter 2000.

    In connection with Mission Excel, we incurred an $85 million restructuring charge in the third quarter of 1999. The charge consisted of $70 million in personnel expense for approximately 1,400 employees to be severed under the plan. The remaining $15 million related to lease termination costs for 8 facilities that were to be vacated and professional services costs incurred in connection with Mission Excel.

    During the first quarter 2000, as part of our regular evaluation, we have reduced our restructuring reserve by $11 million. The reduction arose primarily in the severance portion of our reserve due to a change in the attrition assumptions that were used when we established the reserve. The continuing strength of the California economy, coupled with a tight labor market, resulted in a markedly higher attrition rate than we had originally anticipated. As a result, we have reduced the number of employees expected to be severed under the plan from 1,400 to 1,060. In addition, we have reduced our expected costs for redundant facilities and other expenses by $1 million due to our ability to sublet one location and to lower professional services costs. As we continue to evaluate the impact of the attrition assumptions utilized in estimating the severance reserve, further adjustments may be necessary.

    At the completion of the plan, we currently expect to sever approximately 1,060 employees who are not concentrated in any one group or class of staff. Of the total, 524 employees have been severed as of March 31, 2000 and the remaining 536 employees are expected to be severed in the next 3 quarters. Most of these employees will have been notified of their severance date by June 30, 2000.

    The following table presents the restructuring reserve for the period, the utilization and reduction of the reserve, and the resulting balance as of March 31, 2000.

(DOLLARS IN THOUSANDS)                                         TOTAL
------------------------------------------------------------  --------
Balance at December 31, 1999................................  $ 69,359
Restructuring credit........................................   (11,000)
Utilization.................................................   (13,061)
                                                              --------
Balance at March 31, 2000...................................  $ 45,298
                                                              ========

BUSINESS SEGMENTS

    We segregate our operations into four primary business units for the purpose of management reporting, as shown in the table on the following pages. The results show the financial performance of our major business units.

    During the first quarter of 1999, we introduced a new method for measuring the contribution provided by each of our business units. The Risk-Adjusted Return on Capital (RAROC) methodology seeks to attribute economic capital to business units consistent with the level of risk they assume. These risks are primarily credit risk, market risk and operational risk. Credit risk is the potential loss in economic value due to the likelihood that the obligor will not perform as agreed. Market risk is the potential loss in fair value due to changes in interest rates, currency rates and volatilities. Operational risk is the potential loss due to failures in internal control, system failures, or external events.

    The following table reflects the condensed income statements, selected balance sheet items and selected financial ratios for each of our primary business units. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

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

                                                                   COMMUNITY
                                                                    BANKING             COMMERCIAL
                                                                AND INVESTMENT           FINANCIAL           INTERNATIONAL
                                                                SERVICES GROUP        SERVICES GROUP         BANKING GROUP
                                                              -------------------   -------------------   -------------------
                                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                              ---------------------------------------------------------------
                                                                1999       2000       1999       2000       1999       2000
                                                              --------   --------   --------   --------   --------   --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
  Net interest income.......................................  $164,763   $178,206   $137,702   $172,667   $11,889     $8,620
  Noninterest income........................................    82,294     94,915     29,713     41,996    15,407     17,428
                                                              --------   --------   --------   --------   -------     ------
  Total revenue.............................................   247,057    273,121    167,415    214,663    27,296     26,048
  Noninterest expense(2)....................................   188,123    173,369     72,868     70,446    14,537     13,074
  Credit expense (income)...................................    12,907     11,841     22,809     28,304     2,979      2,882
                                                              --------   --------   --------   --------   -------     ------
  Income before income tax expense (benefit)................    46,027     87,911     71,738    115,913     9,780     10,092
  Income tax expense (benefit)..............................    17,653     33,626     26,986     41,555     3,775      3,860
                                                              --------   --------   --------   --------   -------     ------
  Net income................................................  $ 28,374   $ 54,285   $ 44,752   $ 74,358   $ 6,005     $6,232
                                                              ========   ========   ========   ========   =======     ======
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans(1)............................................  $  8,336   $  8,002   $ 13,735   $ 16,470   $ 1,146     $  993
  Total assets..............................................     9,298      8,967     15,093     18,144     1,779      1,564
  Total deposits(1).........................................    13,797     14,399      5,840      6,019       781        892

FINANCIAL RATIOS:
  Return on risk adjusted capital...........................        20%        44%        17%        23%       19%        22%

  Return on average assets..................................      1.24%      2.43%      1.20%      1.64%     1.37%      1.60%
  Efficiency ratio(3).......................................     76.15      63.48      43.53      32.82     53.26      50.19

                                                                    GLOBAL                                    UNIONBANCAL
                                                                 MARKETS GROUP             OTHER              CORPORATION
                                                              -------------------   -------------------   -------------------
                                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                              ---------------------------------------------------------------
                                                                1999       2000       1999       2000       1999       2000
                                                              --------   --------   --------   --------   --------   --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
  Net interest income.......................................  $19,405    $15,667    $  6,062   $10,362    $339,821   $385,522
  Noninterest income........................................    5,377    (10,167)      6,517     7,838     139,308    152,010
                                                              -------    -------    --------   -------    --------   --------
  Total revenue.............................................   24,782      5,500      12,579    18,200     479,129    537,532
  Noninterest expense(2)....................................    6,127      4,039      19,509    (4,890)    301,164    256,038
  Credit expense (income)...................................       --         --     (33,695)   (3,027)      5,000     40,000
                                                              -------    -------    --------   -------    --------   --------
  Income before income tax expense (benefit)................   18,655      1,461      26,765    26,117     172,965    241,494
  Income tax expense (benefit)..............................    7,187        559      (1,131)    3,423      54,470     83,023
                                                              -------    -------    --------   -------    --------   --------
  Net income................................................  $11,468    $   902    $ 27,896   $22,694    $118,495   $158,471
                                                              =======    =======    ========   =======    ========   ========
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans(1)............................................  $    --    $    --    $  1,064   $   549    $ 24,281   $ 26,014
  Total assets..............................................    4,118      3,507       1,440       840      31,728     33,022
  Total deposits(1).........................................    2,891      3,431          (3)      340      23,306     25,081

FINANCIAL RATIOS:
  Return on risk adjusted capital...........................       30%         2%         na        na          na         na

  Return on average assets..................................     1.13%      0.10%         na        na        1.51%      1.93%
  Efficiency ratio(3).......................................    24.72      73.44          na        na       62.75      47.58

------------------------------

(1) Represents loans and deposits for each business segment before allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2) "Other" includes first quarter 2000 restructuring credit of $11.0 million ($6.9 million, net of tax).

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income
    (taxable-equivalent) and noninterest income. Foreclosed asset income was $0.041 million in the first quarter of 1999 and $0.035 million in the first quarter of 2000.

na = not applicable

    COMMUNITY BANKING AND INVESTMENT SERVICES GROUP

    The Community Banking and Investment Services Group provides its customers with a full line of checking and savings, investment, trust, loan and fee-based banking products. During 1999, and as part of the Mission Excel initiatives, we merged the Community Banking Group with the Trust and Private Financial Services Group to form the Community Banking and Investment Services Group. The merging of these two groups under one leadership provides our consumer and business client base with a full range of products and services through one coordinated and responsive delivery channel. It is expected that when this strategy is fully implemented, we will further improve customer service, increase revenues and lower expenses.

    In the first quarter of 2000, net income increased $25.9 million compared to the first quarter of 1999. Total revenue increased $26.1 million in the first quarter of 2000 compared to a year ago. The revenue increases relate to higher net interest income, trust fees, investment management fees and brokerage commissions. Noninterest expense in the first quarter of 2000 decreased
$14.8 million from the prior year. Credit expense for the first quarter of 2000 decreased $1.1 million from a year ago.

    Organizational changes will continue in the near term as our strategy is implemented. However, at March 31, 2000, the group was divided into three major divisions: Community Banking, Wealth Management and Institutional Services, and Asset Management.

    COMMUNITY BANKING serves over one million consumer households and businesses through its 240 full-service branches in California, six full-service branches in Oregon and Washington, three full-service branches in Guam and Saipan and its network of over 425 proprietary ATMs. Customers may also access our services
24 hours a day by telephone or personal computer. In addition, the division offers automated teller and point-of-sale debit services through our founding membership in the Star System-Registered Trademark-, the largest shared ATM network in the Western United States.

    This division is organized by service delivery method, by markets and by geography. We serve our customers in the following ways:

    - Through community banking branches, which serve consumers and businesses with various types of indirect and direct financing, including auto leasing and residential real estate lending,

    - Through on-line access our internet banking services augment our physical delivery channels by providing a wide array of customer transaction, bill payment and loan payment services,

    - Through business banking centers, which serve businesses with sales up to $5 million, and

    - Through in-store branches, which also serve consumers and businesses.

    WEALTH MANAGEMENT provides private banking services to our affluent clientele as well as brokerage products and services.

    - The Private Bank focuses primarily on delivering integrated and customized financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms. Specific products and services include trust and estate services, investment account management services, offshore trust services and customized deposit and credit products. The Private Bank's strategy is to expand its business by leveraging existing Bank client relationships, increasing its geographic market coverage and the breadth of its products and services. Through its 8 locations, the Private Bank relationship managers offerall of the Bank's available products and services.

    - Our brokerage products and services are provided through UBOC Investment Services, Inc., a registered broker/dealer offering a full line of investment products to individuals and institutional clients. Its primary strategy is to further penetrate our existing client base.

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

    - commercial financing based on accounts receivable, inventory, or other short term assets,

    - trade financing, which is the short-term extension of credit to support export/import transactions, including letters of credit,

    - lease financing,

    - customized cash management services, and

    - selected capital markets products.

    The group's customers provide a significant source of opportunities for us to sell products and services of other units of the bank, including treasury, trust, and retail banking services. In the first quarter of 2000, net income increased $29.6 million compared to the first quarter of 1999. Total revenue in the first quarter of 2000 increased $47.2 million, due to the $2.5 billion growth in average loans and leases year over year, which contributed to the significant increase in net interest income accompanied by increases in fee income. Noninterest expense in the first quarter of 2000 decreased
$2.4 million. Credit expense in the first quarter of 2000 increased
$5.5 million from a year ago, due to the loan growth mentioned above.

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

    INTERNATIONAL BANKING GROUP

    The International Banking Group mainly provides correspondent banking and trade finance-related products and services to international financial institutions worldwide, primarily in Asia. This includes providing products and services that facilitate trade finance transactions, including payments, collection and the extension of short-term credit. The group also serves selected foreign firms and U.S. corporate clients in selected countries worldwide, particularly in Asia. In the U.S., the group serves subsidiaries and affiliates of non-Japanese Asian companies and U.S. branches and agencies of foreign banks. The group also provides international services to domestic corporate clients along the West Coast. The group's revenue predominately relates to foreign customers. In the first quarter of 2000, net income increased $0.2 million compared to the first quarter of 1999. Total revenue in the first quarter of 2000 decreased $1.2 million due to continuing reductions in credit exposures, narrower credit spreads, and lower market pricings on those exposures. Noninterest expense in the first quarter of 2000 decreased
$1.5 million primarily due to personnel expenses. Credit expense in the first quarter of 2000 decreased $0.1 million from a year ago, due to the reduction in credit exposures. Expected losses related to credit risk on foreign exposures have not been finalized and results could change in the future.

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

    GLOBAL MARKETS GROUP

    The Global Markets Group conducts business activities primarily to support the previously described business groups and their customers. This group offers a broad range of risk management products, such as foreign exchange and interest rate swaps, caps and floors. Additionally, it places debt securities, including Union Bank of California, N.A.'s own liabilities, with institutional investors and trades debt instruments in the secondary market. This group also manages our market-related risks as part of its responsibilities for asset/liability management. The group is also responsible for maintaining Union Bank of California, N.A.'s securities portfolio. In the first quarter of 2000, net income decreased $10.6 million compared to the first quarter of 1999. Total revenue in the first quarter of 2000 decreased $19.3 million primarily due to the sale of securities in our portfolio in order to replace low yielding with higher yielding securities. Noninterest expense in the first quarter of 2000 decreased $2.1 million largely due to personnel expense reductions.

    The group manages our securities portfolio, trading operations, wholesale funding needs, and interest rate and liquidity risk. The group includes products that support corporate lending, customer interest rate risk management needs and foreign exchange.

    OTHER

    "Other" includes the following items:

    - Corporate activities that are not directly attributable to one of the four major business units. Included in this category are goodwill and certain other non-recurring items such as restructuring charges (credits), merger and integration expense, certain parent company non-bank subsidiaries, and the elimination of the fully taxable-equivalent amounts.

    - The adjustment between the credit expense under RAROC and the provision for credit losses under US GAAP, the net impact of transfer pricing, and earnings associated with unallocated equity capital.

    - The Credit Management Group, which includes $172 million and $159 million of average nonperforming assets at March 31, 1999 and 2000, respectively.

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

                                                                               FOR THE THREE MONTHS ENDED
                                                        -------------------------------------------------------------------------
                                                                  MARCH 31, 1999                        MARCH 31, 2000
                                                        -----------------------------------   -----------------------------------
                                                                       INTEREST    AVERAGE                   INTEREST    AVERAGE
                                                          AVERAGE      INCOME/      YIELD/      AVERAGE      INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                                    BALANCE     EXPENSE(1)   RATE(1)      BALANCE     EXPENSE(1)   RATE(1)
------------------------------------------------------  -----------   ----------   --------   -----------   ----------   --------
ASSETS
Loans:(2)
  Domestic............................................  $23,140,810    $433,113      7.57%    $24,916,310    $521,671      8.42%
  Foreign(3)..........................................    1,139,916      18,530      6.59       1,097,408      18,376      6.73
Securities--taxable...................................    3,534,633      55,387      6.29       3,122,072      49,334      6.33
Securities--tax-exempt................................       84,883       2,130     10.04          70,292       1,765     10.05
Interest bearing deposits in banks....................      215,568       3,188      6.00         180,286       2,184      4.87
Federal funds sold and securities purchased under
  resale agreements...................................      139,274       1,697      4.94         209,951       3,019      5.78
Trading account assets................................      363,604       3,938      4.39         230,749       3,281      5.72
                                                        -----------    --------               -----------    --------
    Total earning assets..............................   28,618,688     517,983      7.34      29,827,068     599,630      8.08
                                                                       --------                              --------
Allowance for credit losses...........................     (457,277)                             (475,546)
Cash and due from banks...............................    1,982,326                             2,076,988
Premises and equipment, net...........................      427,603                               426,675
Other assets..........................................    1,156,386                             1,166,562
                                                        -----------                           -----------
    Total assets......................................  $31,727,726                           $33,021,747
                                                        ===========                           ===========
LIABILITIES
Domestic deposits:
  Interest bearing....................................  $ 5,509,002      34,707      2.56     $ 5,883,802      37,065      2.53
  Savings and consumer time...........................    3,335,641      27,261      3.31       3,396,181      28,571      3.38
  Large time..........................................    3,998,778      44,179      4.48       4,451,793      63,114      5.70
Foreign deposits(3)...................................    1,521,529      16,632      4.43       2,061,391      26,925      5.25
                                                        -----------    --------               -----------    --------
    Total interest bearing deposits...................   14,364,950     122,779      3.47      15,793,167     155,675      3.96
                                                        -----------    --------               -----------    --------
Federal funds purchased and securities sold under
  repurchase agreements...............................    1,703,531      19,769      4.71       1,326,892      18,524      5.61
Commercial paper......................................    1,596,643      19,174      4.87       1,514,620      21,568      5.73
Other borrowed funds..................................      637,065       8,150      5.19         453,468       5,946      5.27
Subordinated capital notes............................      298,000       4,109      5.59         298,000       4,856      6.55
UnionBanCal Corporation--obligated mandatorily
  redeemable preferred securities of subsidiary
  grantor trust.......................................      159,444       3,291      8.26         350,000       6,884      7.85
                                                        -----------    --------               -----------    --------
    Total borrowed funds..............................    4,394,683      54,493      5.03       3,942,980      57,778      5.89
                                                        -----------    --------               -----------    --------
    Total interest bearing liabilities................   18,759,633     177,272      3.83      19,736,147     213,453      4.35
                                                                       --------                              --------
Noninterest bearing deposits..........................    8,940,985                             9,287,452
Other liabilities.....................................    1,032,756                               983,405
                                                        -----------                           -----------
    Total liabilities.................................   28,733,374                            30,007,004
SHAREHOLDERS' EQUITY
Common equity.........................................    2,994,352                             3,014,743
                                                        -----------                           -----------
    Total shareholders' equity........................    2,994,352                             3,014,743
                                                        -----------                           -----------
    Total liabilities and shareholders' equity........  $31,727,726                           $33,021,747
                                                        ===========                           ===========
Net interest income/margin (taxable-equivalent
  basis)..............................................                  340,711      4.83%                    386,177      5.20%
Less: taxable-equivalent adjustment...................                      890                                   655
                                                                       --------                              --------
    Net interest income...............................                 $339,821                              $385,522
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

    Net interest income, on a taxable-equivalent basis, was $340.7 million in the first quarter of 1999, compared with $386.2 million in the first quarter of 2000. This increase of $45.5 million, or 13 percent, was attributable primarily to a $1.2 billion, or 4 percent, increase in average earning assets, partially funded by a $346.5 million, or 4 percent, increase in average noninterest bearing deposits. In addition, the net interest margin was favorably impacted by the interest rate environment that contributed to higher yields on loans and other interest bearing assets, partially offset by higher rates on deposits and other average interest bearing liabilities, as well as a lower effective cost of funding the increased assets. The net interest margin increased 37 basis points to 5.20%.

    Average earning assets were $28.6 billion in the first quarter of 1999, compared with $29.8 billion in the first quarter of 2000. This growth was attributable to a $1.7 billion, or 7 percent, increase in average loans, partially offset by a $132.9 million, or 37 percent, decrease in average trading account assets and $427.2 million, or 12 percent decrease in average securities. The growth in average loans was mostly due to the increase in average commercial, financial and industrial loans of $974.8 million, real estate mortgage loans of $559.1 million, and real estate construction loans of $246.5 million, partially offset by lower average consumer loans of $153.0 million. Lower average trading account assets primarily resulted from the discontinuance of our municipal underwriting activity in April 1999. The decrease in average securities, which comprised primarily fixed rate available for sale securities, reflected liquidity and interest rate risk management actions.

    The higher interest rate environment resulted in higher yields on average earning assets of 74 basis points, partially offset by higher rates paid on average interest bearing liabilities of 52 basis points. The $976.5 million, or 5 percent, increase in average interest bearing liabilities over the first quarter of 1999 was due to an increase in average interest bearing deposits of $1.4 billion, primarily large time deposits. Average noninterest bearing deposits increased $346.5 million, or 4 percent, over the first quarter of 1999.

NONINTEREST INCOME

                                                                  FOR THE THREE MONTHS ENDED
                                                         ---------------------------------------------
                                                                                   INCREASE (DECREASE)
                                                         MARCH 31,    MARCH 31,    -------------------
(DOLLARS IN THOUSANDS)                                      1999         2000       AMOUNT     CHANGE
-------------------------------------------------------  ----------   ----------   --------   --------
Service charges on deposit accounts....................   $ 39,651     $ 47,563    $ 7,912     19.95%
Trust and investment management fees...................     32,271       38,800      6,529     20.23
Merchant transaction processing fees...................     14,512       17,095      2,583     17.80
International commissions and fees.....................     17,631       17,036       (595)    (3.37)
Merchant banking fees..................................      7,461       14,219      6,758     90.58
Brokerage commissions and fees.........................      5,596        9,430      3,834     68.51
Foreign exchange trading gains, net....................      5,112        7,043      1,931     37.77
Assets gains (losses), net.............................      1,761       (7,896)    (9,657)       nm
Securities gains (losses), net.........................      1,261       (4,318)    (5,579)       nm
Other..................................................     14,052       13,038     (1,014)    (7.22)
                                                          --------     --------    -------
  Total noninterest income.............................   $139,308     $152,010    $12,702      9.12%
                                                          ========     ========    =======

------------------------

nm = not meaningful

    In the first quarter of 2000, noninterest income was $152.0 million, an increase of $12.7 million, or 9 percent, over the same period in 1999. This increase was primarily due to a $7.9 million increase in service charges on deposit accounts, a $6.8 million increase in merchant banking fees, a $6.5 million increase in trust and investment management fees, a $3.8 million increase in brokerage commissions and fees, and a $2.6 million increase in merchant transaction processing fees, partially offset by a $9.7 million increase in assets losses and higher net securities losses of $5.6 million.

    Revenue from service charges on deposit accounts was $47.6 million, an increase of 20 percent over the first quarter of 1999. The increase was primarily attributable to a 5 percent increase in average deposits, higher overdraft fees due to a change in fee structure, and the expansion of several products and services.

    Trust and investment management fees were $38.8 million, an increase of 20 percent over the first quarter of 1999. The increase was due to growth in trust accounts and assets under management, some of which came from our purchase of Imperial Trust Company in the second quarter of 1999, which resulted in higher mutual fund management fees and higher institutional account fees.

    Merchant transaction processing fees were $17.1 million, an increase of 18 percent over the first quarter of 1999. The increase was primarily due to an increase in the volume of credit card drafts deposited by merchants, coupled with a higher merchant discount rate.

    Merchant banking fees were $14.2 million, an increase of 91 percent over the first quarter of 1999. The increase was primarily due to higher syndication and investment banking activities.

    Brokerage commissions and fees were $9.4 million, an increase of 69 percent over the first quarter of 1999. The increase was primarily due to brokerage commissions on sales of non-proprietary mutual funds, annuities, and insurance products and growth in corporate sweep products.

    Assets losses, net, were $7.9 million, an increase of $9.7 million over the first quarter of 1999. The increase was due to a $12.5 million charge related to residual auto lease valuations, partially off-set by a $4.1 million gain on sale of a property.

    Securities losses, net, were $4.3 million, an increase of $5.6 million over the first quarter of 1999. This increase was primarily due to the sale of certain low yielding securities in our portfolio in order to replace them with higher yielding securities.

NONINTEREST EXPENSE

                                                             FOR THE THREE MONTHS ENDED
                                                         ----------------------------------
                                                                                   INCREASE (DECREASE)
                                                         MARCH 31,    MARCH 31,    -------------------
(DOLLARS IN THOUSANDS)                                      1999         2000       AMOUNT    PERCENT
-------------------------------------------------------  ----------   ----------   --------   --------
Salaries and other compensation........................   $131,074     $129,615    $ (1,459)    (1.11)%
Employee benefits......................................     36,593        9,579     (27,014)   (73.82)
                                                          --------     --------    --------
  Personnel-related expense............................    167,667      139,194     (28,473)   (16.98)
Net occupancy..........................................     22,461       22,684         223      0.99
Equipment..............................................     14,541       15,294         753      5.18
Merchant transaction processing........................     11,610       11,716         106      0.91
Communications.........................................      9,933       10,567         634      6.38
Data processing........................................      8,001        8,647         646      8.07
Professional services..................................     10,694        7,962      (2,732)   (25.55)
Software...............................................      6,413        5,834        (579)    (9.03)
Advertising and public relations.......................      6,106        5,746        (360)    (5.90)
Printing and office supplies...........................      6,672        4,957      (1,715)   (25.70)
Travel.................................................      4,079        3,703        (376)    (9.22)
Intangible asset amortization..........................      3,509        3,338        (171)    (4.87)
Armored car............................................      3,227        3,141         (86)    (2.67)
Foreclosed asset income................................        (41)         (35)          6    (14.63)
Restructuring credit...................................         --      (11,000)    (11,000)       nm
Other..................................................     26,292       24,290      (2,002)    (7.61)
                                                          --------     --------    --------
  Total noninterest expense............................    301,164     $256,038    $(45,126)   (14.98)%
                                                          ========     ========    ========

------------------------

nm = not meaningful

    In the first quarter of 2000, noninterest expense, excluding the restructuring credit, was $267.0 million, a decrease of $34.1 million, or 11 percent, over the same period in 1999. This decrease was mostly due to a $12.4 million decrease in personnel-related expense, a $2.7 million decrease in professional services, a $1.7 million decrease in printing and office supplies, and a $2.0 million decrease in other noninterest expense.

    Personnel-related expense was $139.2 million, a decrease of 17 percent over the first quarter of 1999. This decrease was primarily due to the one-time credit for an accounting methodology change in recognizing pension expense of $16.0 million and personnel reductions achieved through Mission Excel, partially off-set by incentive and merit increases.

    Professional services were $8.0 million, a decrease of 26 percent over the first quarter of 1999. This decrease was primarily due to higher Y2K cost in the first quarter of 1999.

    Printing and office supplies expense was $5.0 million, a decrease of 26 percent over the first quarter of 1999 primarily due to Mission Excel efficiency achievements.

INCOME TAX EXPENSE

    The effective tax rates for the first quarter of 1999 and 2000 were 32 percent and 34 percent, respectively. During the first quarter of 1999, we recognized a tax benefit as the result of an IRS settlement of $6.3 million for refund claims we filed for the years 1992 through 1994. Excluding this tax benefit, our effective tax rate for the first quarter of 1999 would have been 35 percent compared to 34 percent for the first quarter of 2000.

LOANS

    The following table shows loans outstanding by loan type.

                                                                                   PERCENT CHANGE TO
                                                                                  MARCH 31, 2000 FROM:
                                                                               --------------------------
                                    MARCH 31,    DECEMBER 31,     MARCH 31,    MARCH 31,    DECEMBER 31,
(DOLLARS IN THOUSANDS)                1999           1999           2000          1999          1999
---------------------------------  -----------   -------------   -----------   ----------   -------------
Domestic:
  Commercial, financial and
    industrial...................  $13,393,019    $14,176,630    $14,300,485       6.78%         0.87%
  Construction...................      535,015        648,478        796,424      48.86         22.81
  Mortgage:
    Residential..................    2,543,801      2,581,141      2,605,979       2.44          0.96
    Commercial...................    3,011,719      3,572,347      3,467,765      15.14         (2.93)
                                   -----------    -----------    -----------
      Total mortgage.............    5,555,520      6,153,488      6,073,744       9.33         (1.30)
  Consumer:
    Installment..................    1,968,849      1,922,158      1,842,469      (6.42)        (4.15)
    Home equity..................      744,783        727,776        711,675      (4.45)        (2.21)
                                   -----------    -----------    -----------
      Total consumer.............    2,713,632      2,649,934      2,554,144      (5.88)        (3.61)
  Lease financing................    1,066,134      1,148,542      1,144,492       7.35         (0.35)
                                   -----------    -----------    -----------
      Total loans in domestic
        offices..................   23,263,320     24,777,072     24,869,289       6.90          0.37
Loans originated in foreign
  branches.......................    1,089,034      1,135,886      1,114,395       2.33         (1.89)
                                   -----------    -----------    -----------
      Total loans................  $24,352,354    $25,912,958    $25,983,684       6.70%         0.27%
                                   ===========    ===========    ===========

    Our lending activities are predominantly domestic, with such loans comprising 96 percent of the total loan portfolio at March 31, 2000. Total loans at March 31, 2000 were $26.0 billion, an increase of $1.6 billion, or 7 percent, over March 31, 1999. The increase was attributable to growth in the commercial, financial and industrial loan portfolio, which increased
$907.5 million, the commercial mortgage loan portfolio, which increased
$456.0 million, the construction loan portfolio, which increased
$261.4 million, the lease financing loan portfolio, which increased
$78.4 million, the residential mortgage loan portfolio, which increased
$62.2 million, and the loans originated in foreign branches, which increased $25.4 million, partially offset by, the consumer loan portfolio, which decreased $159.5 million.

    Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are extended principally to corporations, middle market businesses, and small businesses, with no industry concentration exceeding 10 percent of total commercial, financial and industrial loans. At March 31, 1999 and 2000, the commercial, financial and industrial loan portfolio was $13.4 billion, or 55 percent of total loans, and $14.3 billion, or 55 percent of total loans, respectively. The increase of $907.5 million, or 7 percent, from March 31, 1999 was primarily attributable to loans extended to businesses with revenues exceeding $20 million. The growth continued to reflect the results of initiatives to increase participation in larger syndicated loan positions as lead manager and as agent, especially in the communications, media, and entertainment and energy capital services industries in which we have developed specialized lending expertise.

    The construction loan portfolio totaled $535.0 million, or 2 percent of total loans, at March 31, 1999, compared with $796.4 million, or 3 percent of total loans, at March 31, 2000. This growth of $261.4 million, or 49 percent, from March 31, 1999 was primarily attributable to the favorable California real estate market coupled with a strong West Coast economy.

    Mortgage loans were $5.6 billion, or 23 percent of total loans, at March 31, 1999, compared with $6.1 billion, or 23 percent of total loans, at March 31, 2000. The mortgage loan portfolio consists of loans on commercial and industrial projects and residential loans, secured by one-to-four family residential properties, primarily in California. The increase in commercial mortgage loans of $456.0 million, or 15 percent and in residential mortgage loans of $62.2 million, or 2 percent, from March 31, 1999, reflected both the favorable California real estate market and a strong West Coast economy.

    Consumer loans totaled $2.7 billion, or 11 percent of total loans, at March 31, 1999, compared with $2.6 billion, or 10 percent of total loans, at March 31, 2000. The decrease of $159.5 million, or 6 percent, was attributable to a reduction in home equity loans as customers refinanced, in the first half of last year,to take advantage of favorable long-term, fixed mortgage rates.

    Lease financing totaled $1.1 billion, or 4 percent of total loans, at March 31, 1999, compared with $1.1 billion, or 4 percent of total loans, at March 31, 2000.

    Loans originated in foreign branches totaled $1.1 billion, or 4 percent of total loans, at March 31, 1999 and $1.1 billion, or 4 percent of total loans, at March 31, 2000.

CROSS-BORDER OUTSTANDINGS

    Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of March 31, 1999, December 31, 1999, and March 31, 2000 for each country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. For those individual countries shown in the table below, most of our local currency outstandings are hedged or are funded by local currency borrowings.

                                                                    PUBLIC    CORPORATIONS
                                                     FINANCIAL      SECTOR     AND OTHER        TOTAL
(DOLLARS IN MILLIONS)                               INSTITUTIONS   ENTITIES    BORROWERS     OUTSTANDINGS
--------------------------------------------------  ------------   --------   ------------   ------------
March 31, 1999
  Japan...........................................      $182         $ --         $445           $627
  Korea...........................................       472            2          119            593
December 31, 1999
  Japan...........................................        82           --          339            421
  Korea...........................................       422           --           53            475
March 31, 2000
  Japan...........................................       110           --          344            454
  Korea...........................................       362           --           55            417

    The economic condition and the ability of some countries, to which we have cross-border exposure, to manage their external debt obligations have been impacted by the Asian economic crisis that began in the second half of 1997. The Asian economic crisis appears to have stabilized somewhat, though the timing of full recovery is still uncertain. Our exposure in all affected countries continues to be primarily short-term in nature and substantially related to the finance of trade and, in the case of Japan, the provisions of short term working capital facilities to subsidiaries of Japanese companies operating in the United States. For further discussion on the actions taken by management to reduce our credit exposure in Asia, see "Allowance for Credit Losses" below.

PROVISION FOR CREDIT LOSSES

    We recorded a $5.0 million provision for credit losses in the first quarter of 1999, compared with a $40.0 million provision for credit losses in the first quarter of 2000. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below.

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

    COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES
     FROM DECEMBER 31, 1999

    At December 31, 1999, our allowance for credit losses was $470 million, or
1.82 percent of total loans, and 281 percent of total nonaccrual loans, compared with an allowance for credit losses at March 31, 2000 of $483 million, or
1.86 percent of total loans, and 335 percent of total nonaccrual loans.

    In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 1999, total impaired loans were $167.4 million and the associated impairment allowance was $42.4 million, compared with $144.4 million and $43.2 million, respectively, at March 31, 2000.

    During the first quarter of 2000, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for credit losses. Changes in assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, affected the assessment of the unallocated allowance.

    In our assessment as of March 31, 2000, management focused, in particular, on factors affecting elements of the health care, communications/media, and technology industries, and the continuing instability of companies and financial institutions in domestic and foreign markets in which we operate and the growth in, and changes in the composition of, the loan portfolio.

    CHANGES IN THE FORMULA, SPECIFIC AND UNALLOCATED ALLOWANCES FROM
     DECEMBER 31, 1999

    At March 31, 2000, the formula allowance was $289 million compared to $257 million at December 31, 1999, an increase of $32 million. This was primarily due to higher levels of criticized assets.

    At March 31, 2000, the specific allowance was $55 million compared to $51 million at December 31, 1999, an increase of $4 million. This was primarily caused by higher impairment allowances on our nonaccrual loans.

    At March 31, 2000, the unallocated allowance was $139 million compared to $162 million at December 31, 1999, a decrease of $23 million. Management believes that the inherent losses related to certain conditions considered in its evaluation of the unallocated allowance have improved moderately or have been recognized in the formula allowance during the three months ended
March 31, 2000.

    At March 31, 2000, we had a $139 million unallocated allowance in our allowance for credit losses. In evaluating the appropriateness of the unallocated allowance, we considered the following factors:

    - the approximately $69 million to $86 million margin for model and estimation risk prescribed by our credit policy,

    - the effects of changes in the economic, regulatory, and technology environments on communications/media industry, which could be in the range of $6 million to $13 million,

    - the effects of export market conditions and cyclical overcapacity on borrowers in the technology industry, which could be in the range of $8 million to $15 million,

    - the continued effects of the instability in certain Asian countries on borrowers, which could be in the range of $14 million to $32 million, and

    - the adverse effects on the health care industry from reduced reimbursements from government medical insurance programs, which could be in the range of $10 million to $15 million.

    There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth above. See forward-looking statements on page 33.

CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

    The following table sets forth a reconciliation of changes in our allowance for credit losses.

                                                               FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ----------------------
(DOLLARS IN THOUSANDS)                                          1999          2000
------------------------------------------------------------  --------      --------
Balance, beginning of period................................  $459,328      $470,378
Loans charged off:
  Commercial, financial and industrial......................     3,732        31,329
  Mortgage..................................................       409            36
  Consumer..................................................     4,397         2,895
  Lease financing...........................................       892           600
  Foreign(1)................................................    14,127            --
                                                              --------      --------
    Total loans charged off.................................    23,557        34,860
Recoveries of loans previously charged off:
  Commercial, financial and industrial......................     4,562         5,952
  Mortgage..................................................        96            39
  Consumer..................................................     2,414         1,539
  Lease financing...........................................       149           190
                                                              --------      --------
    Total recoveries of loans previously charged off........     7,221         7,720
                                                              --------      --------
      Net loans charged off.................................    16,336        27,140
Provision for credit losses.................................     5,000        40,000
Foreign translation adjustment and other net additions
  (deductions)..............................................       (56)          (32)
                                                              --------      --------
Balance, end of period......................................  $447,936      $483,206
                                                              ========      ========
Allowance for credit losses to total loans..................      1.84%         1.86%
Provision for credit losses to net loans charged off........     30.61        147.38
Recoveries of loans to loans charged off in the previous
  period....................................................     30.53         29.79
Net loans charged off to average loans outstanding for the
  period(2).................................................      0.27          0.42

------------------------

(1)  Foreign loans are those loans originated in foreign branches.

(2)  Annualized.

    Total loans charged off in the first quarter of 2000 increased by $11.3 million from the first quarter of 1999, primarily due to a decrease in foreign loans charged off of $14.1 million mainly due to a single foreign relationship in the first quarter of 1999, partially offset by a $27.6 million increase in commercial, financial and industrial loans charged off, related to several large credits. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

    The first quarter's recoveries of loans previously charged off increased by $0.5 million from the same period in 1999. The percentage of net loans charged off to average loans increased by .15 percent from the same period in 1999. At March 31, 2000, the allowance for credit losses exceeded the net loans charged off during the first quarter of 2000, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

    Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

NONPERFORMING ASSETS

                                                              MARCH 31,    DECEMBER 31,    MARCH 31,
(DOLLARS IN THOUSANDS)                                           1999          1999           2000
------------------------------------------------------------  ----------   -------------   ----------
Commercial, financial and industrial........................   $ 89,814      $159,479       $136,968
Construction................................................      4,370         4,286          4,184
Commercial mortgage.........................................      6,227         3,629          3,248
                                                               --------      --------       --------
    Total nonaccrual loans..................................    100,411       167,394        144,400
Foreclosed assets...........................................      9,426         2,386          2,248
                                                               --------      --------       --------
    Total nonperforming assets..............................   $109,837      $169,780       $146,648
                                                               ========      ========       ========
Allowance for credit losses.................................   $447,936      $470,378       $483,206
                                                               ========      ========       ========
Nonaccrual loans to total loans.............................       0.41%         0.65%          0.56%
Allowance for credit losses to nonaccrual loans.............     446.10        281.00         334.63
Nonperforming assets to total loans and foreclosed assets...       0.45          0.66           0.56
Nonperforming assets to total assets........................       0.34          0.50           0.44

    At March 31, 2000, nonperforming assets totaled $146.6 million, an increase of $36.8 million, or 34 percent, from a year earlier. The increase was concentrated among several large credits in different industry sectors. Although the percentage increase is significant, the actual amount of nonperforming assets remains relatively low.

    Nonaccrual loans as a percentage of total loans were 0.56 percent at March 31, 2000, compared with 0.41 percent at March 31, 1999. Nonperforming assets as a percentage of total loans and foreclosed assets increased to
0.44 percent at March 31, 2000 from 0.34 percent at March 31, 1999.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

                                                              MARCH 31,    DECEMBER 31,    MARCH 31,
(DOLLARS IN THOUSANDS)                                           1999          1999           2000
------------------------------------------------------------  ----------   -------------   ----------
Commercial, financial and industrial........................    $ 1,241       $ 2,729        $ 6,872
Mortgage:
  Residential...............................................      8,767         5,830          4,041
  Commercial................................................        831           442            176
                                                                -------       -------        -------
    Total mortgage..........................................      9,598         6,272          4,217
Consumer and other..........................................      3,420         2,932          3,306
                                                                -------       -------        -------
  Total loans 90 days or more past due and still accruing...    $14,259       $11,933        $14,395
                                                                =======       =======        =======

LIQUIDITY

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

    Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common shareholders' equity, funded 66 percent of average total assets of $33.0 billion for the first quarter ended March 31, 2000. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper and other borrowings. In the first quarter of 1999, we issued $350 million in trust preferred securities the proceeds of which were utilized to repurchase our common stock.

    Liquidity may also be provided by the sale or maturity of assets. Such assets include interest bearing deposits in banks, federal funds sold and securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $0.6 billion during the first quarter of 2000. Additional liquidity may be provided by investment securities available for sale that amounted to $3.2 billion at March 31, 2000, and by loan maturities.

REGULATORY CAPITAL

    The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.

UNIONBANCAL CORPORATION

                                                                           MINIMUM      "WELL-CAPITALIZED"
                              MARCH 31,    DECEMBER 31,     MARCH 31,    REGULATORY         REGULATORY
(DOLLARS IN THOUSANDS)          1999           1999           2000       REQUIREMENT       REQUIREMENT
---------------------------  -----------   -------------   -----------   -----------   --------------------
CAPITAL COMPONENTS
Tier 1 capital.............  $ 3,097,234    $ 3,308,912    $ 3,376,094
Tier 2 capital.............      611,254        616,772        618,397
                             -----------    -----------    -----------
Total risk-based capital...  $ 3,708,488    $ 3,925,684    $ 3,994,491
                             ===========    ===========    ===========
Risk-weighted assets.......  $31,276,042    $33,288,167    $33,406,941
                             ===========    ===========    ===========
Quarterly average assets...  $31,667,763    $32,763,347    $32,962,471
                             ===========    ===========    ===========
CAPITAL RATIOS
Total risk-based capital...        11.86%         11.79%         11.96%      8.0%               n/a
Tier 1 risk-based
  capital..................         9.90           9.94          10.11       4.0                n/a
Leverage ratio(1)..........         9.78          10.10          10.24       4.0                n/a

------------------------

(1) Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

UNION BANK OF CALIFORNIA, N.A.

                                                                           MINIMUM      "WELL-CAPITALIZED"
                              MARCH 31,    DECEMBER 31,     MARCH 31,    REGULATORY         REGULATORY
(DOLLARS IN THOUSANDS)          1999           1999           2000       REQUIREMENT       REQUIREMENT
---------------------------  -----------   -------------   -----------   -----------   --------------------
CAPITAL COMPONENTS
Tier 1 capital.............  $ 2,984,636    $ 3,103,324    $ 3,217,239
Tier 2 capital.............      506,633        511,327        511,571
                             -----------    -----------    -----------
Total risk-based capital...  $ 3,491,269    $ 3,614,651    $ 3,728,810
                             ===========    ===========    ===========
Risk-weighted assets.......  $30,904,666    $32,850,575    $32,857,742
                             ===========    ===========    ===========
Quarterly average assets...  $31,406,367    $32,507,079    $32,666,845
                             ===========    ===========    ===========
CAPITAL RATIOS
Total risk-based capital...        11.30%         11.00%         11.35%      8.0%              10.0%
Tier 1 risk-based
  capital..................         9.66           9.45           9.79       4.0                6.0
Leverage ratio(1)..........         9.50           9.55           9.85       4.0                5.0

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

    Compared with December 31, 1999, our Tier 1 risk-based capital ratio at March 31, 2000 increased 17 basis points to 10.11 percent, our total risk-based capital ratio increased 17 basis points to 11.96 percent, and our leverage ratio increased 14 basis points to 10.24 percent. The increases in the capital ratios were primarily attributable to higher money market assets of $140.0 million.

    As of March 31, 2000, management believes the capital ratios of Union Bank of California, N.A. met all regulatory minimums of a "well-capitalized" institution.

YEAR 2000

    We achieved a successful transition to the Year 2000. In addition to successful processing over the year-end period, daily, month-end and quarter-end operations have also been normal. We have largely completed the extensive effort that made this possible.

    The total cost of the Year 2000 Program is $44 million. This cost includes capital expenditures, which we have capitalized and which are being depreciated over their estimated useful lives. As of March 31, 2000, we have spent
$44 million on the year 2000 project, $2 million in 1997, $22 million in 1998, $17 million in 1999 and $3 million in 2000. Of the $44 million spent as of March 31, 2000, $7 million related to capital expenditures, $1 million in 1997, $5 million in 1998, and $1 million in 1999. We have funded the cost of the year 2000 Program with normal operating cash and staffed it with external resources as well as internal staff re-deployed from other assignments.

    OTHER RELATED DISCLOSURES

    HighMark Capital Management, Inc. is a registered investment advisor and UBOC Investment Services, Inc. is a broker-dealer. Each of these subsidiaries makes publicly available separate year 2000 reports. You can find additional year 2000 information in those reports.

FORWARD-LOOKING STATEMENTS

    Our management frequently makes forward-looking statements in Securities and Exchange Commission filings, such as this one, press releases, news articles, conference calls with Wall Street analysts and when we are speaking on behalf of UnionBanCal Corporation. The forward-looking statements we make are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future. There are numerous factors that could and will cause actual results to differ from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our stock price, financial position, or results of operations. Some, but not all, of these factors are discussed below.

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

    SHAREHOLDER VOTES ARE CONTROLLED BY THE BANK OF TOKYO-MITSUBISHI, LTD.

    A majority of our directors are not officers or employees of UnionBanCal Corporation or any of our affiliates, including The Bank of Tokyo-Mitsubishi. However, because of The Bank of Tokyo-Mitsubishi's control over the election of our directors, The Bank of Tokyo-Mitsubishi could change the composition of our Board of Directors so that the Board would not have a majority of outside directors. The Bank of Tokyo-Mitsubishi, Ltd. owns a majority of the outstanding shares of our common stock. As a result, The Bank of Tokyo-Mitsubishi can elect all of our directors and as a result can control the vote on all matters, including determinations such as: approval of mergers or other business combinations; sales of all or substantially all of our assets; any matters submitted to a vote of our shareholders; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to common stock or other equity securities; and matters that might be favorable to The Bank of Tokyo-Mitsubishi. The Bank of Tokyo-Mitsubishi's ability to prevent an unsolicited bid for us or any other change in control could have an adverse effect on the market price for our common stock.

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

    - our inability to decrease reliance on asset revenues,

    - our ability to sustain loan growth,

    - regulatory and other impediments associated with making acquisitions,

    - deterioration in general economic conditions, especially in our core markets,

    - decreases in net interest margins,

    - increases in competition,

    - adverse regulatory or legislative developments,

    - unexpected increases in costs related to potential acquisitions, and

    - unexpected increased costs associated with implementation of our efficiency improvement project.

    RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR DIVESTITURES OR
     RESTRUCTURING

    We may acquire or invest in companies, technologies, services or products that complement our business. In addition, we continue to evaluate performance of all of our businesses and business lines and may sell a business or business lines. Any acquisitions, divestitures or restructuring may result in potentially dilutive issuance of equity securities, significant write-offs, the amortization of expenses related to goodwill and other intangible assets and/or the incurrence of debt, any of which could have a material adverse effect on our business, financial condition and results of operations. Acquisitions, divestitures or restructuring could involve numerous additional risks including difficulties in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, and the potential loss of key employees. There can be no assurance that we would be successful in overcoming these or any other significant risks encountered.

    WE MIGHT BE UNABLE TO RECRUIT OR RETAIN NECESSARY PERSONNEL, WHICH COULD
     SLOW THE DEVELOPMENT OF OUR BUSINESS.

    Our performance is substantially dependent on the performance of our key managerial, marketing and technical personnel. We are dependent both on our ability to retain and motivate our key personnel and to attract new personnel. However, the labor markets in California are extremely tight and we cannot be sure that we will be able to attract, motivate and retain such personnel. Competition for qualified personnel in California is intense both within our industry and other industry sectors, including high technology. Competitors and others, including high technology companies, have in the past and may in the future attempt to recruit our employees. Inability to attract, retain and motivate the personnel necessary to support the growth of our business could have a material adverse effect upon our business, results of operations, and financial condition.

ITEM 3.  MARKET RISK.

    Information concerning our exposure to market risk, which has remained relatively unchanged from December 31, 1999, is incorporated by reference from the text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Shareholders on April 26, 2000 ("Annual Meeting"):

    DIRECTORS: Each of the following persons was elected as a director to hold office until the 2001 Annual Meeting of Shareholders or until earlier retirement, resignation or removal.

DIRECTOR'S NAME                                            FOR       WITHHELD
---------------                                        -----------   ---------
David R. Andrews.....................................  155,200,278     283,183
Richard D. Farman....................................  155,215,208     268,253
Stanley F. Farrar....................................  155,208,621     274,840
Herman E. Gallegos...................................  155,208,102     275,359
Jack L. Hancock......................................  155,215,398     268,063
Richard C. Hartnack..................................  155,198,345     285,116
Kaoru Hayama.........................................  155,212,909     270,552
Satoru Kishi.........................................  147,525,318   7,958,143
Harry W. Low.........................................  155,215,722     267,739
Mary S. Metz.........................................  155,214,772     268,689
Raymond E. Miles.....................................  155,211,972     271,489
Takahiro Moriguchi...................................  150,257,951   5,225,510
J. Fernando Niebla...................................  155,200,222     283,239
Sidney R. Petersen...................................  155,202,819     280,642
Carl W. Robertson....................................  155,190,024     293,437
Yoshihiko Someya.....................................  151,794,459   3,689,002
Henry T. Swigert.....................................  155,215,372     268,089
Robert M. Walker.....................................  155,199,302     284,159
Hiroshi Watanabe.....................................  155,212,902     270,559
Kenji Yoshizawa......................................  147,068,308   8,415,153

    AUDITORS: Proposal No. 2 to ratify the selection of Deloitte & Touche LLP as independent auditors of UnionBanCal Corporation received the following votes:

FOR:                             155,325,584
AGAINST:                              88,305
ABSTAIN:                              69,572

ITEM 5.  OTHER INFORMATION

    SHAREHOLDER PROPOSALS: Shareholders who expect to present a proposal at the 2001 Annual Meeting of Shareholders should notify the Secretary of the Company at 400 California Street, Mail Code 1-001-18, San Francisco, CA 94104 by December 1, 2000. Without such notice, proxy holders appointed by the Board of Directors of the Company will be entitled to exercise their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the proposal in the proxy statement. Note that the December 31, 2000 deadline for submitting shareholder proposals for presentation at the 2001 Annual Meeting of Shareholders, for publication in the Company's proxy statement and action on the proxy form or otherwise, as stated on page 23 of the Company's Proxy Statement dated March 30, 2000, is incorrect. The correct deadline is December 1, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
         3.1            Restated Articles of Incorporation of the Registrant, as
                          amended(1)
         3.2            By-laws of the Registrant, as amended January 27, 1999(2)
        10.1            Management Stock Plan. (As restated effective June 1,
                          1997)*(3)
        10.2            Union Bank of California Deferred Compensation Plan.
                          (January 1, 1997, Restatement, as amended November 21,
                          1996)*(4)
        10.3            Union Bank of California Senior Management Bonus Plan.
                          (Effective January 1, 1999)*(5)
        10.4            Richard C. Hartnack Employment Agreement. (Effective
                          January 1, 1998)*(6)
        10.5            Robert M. Walker Employment Agreement. (Effective
                          January 1, 1998)*(6)
        10.6            Union Bank of California Supplemental Executive Retirement
                          Plan. (Effective January 1, 1988) (Amended and restated as of January 1, 1997)*(3)
        10.7            Union Bank Executive Wellness Plan. (Effective January 1,
                          1994)*(7)
        10.8            Union Bank Financial Services Reimbursement Program.
                          (Effective January 1, 1996)*(8)
        10.9            Performance Share Plan. (Effective January 1, 1997)*(3)
        10.10           Service Agreement Between Union Bank of California and The
                          Bank of Tokyo-Mitsubishi Ltd. (Effective October 1,
                          1997)*(3)
        10.11           Management Stock Plan. (As restated effective January 1,
                          2000)*(5)
        27.1            Financial Data Schedule(9)

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

                                                       Dated: May 15, 2000