Form 10-Q
period 2000-06-30
UNIONBANCAL CORP
filed 2000-08-14
CIK 1011659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   -----------

                                    FORM 10-Q

       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                         Commission file number 0-28118

                                   -----------

                             UnionBanCal Corporation

State of Incorporation: California            I.R.S. Employer Identification No.
                                                         94-1234979

                              400 CALIFORNIA STREET
                      SAN FRANCISCO, CALIFORNIA 94104-1476
                  REGISTRANT'S TELEPHONE NUMBER (415) 765-2969

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

  Number of shares of Common Stock outstanding at July 31, 2000: 161,314,052


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS



                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
PART I
FINANCIAL INFORMATION
   Consolidated Financial Highlights.....................................................           2
   Item 1. Financial Statements:
      Condensed Consolidated Statements of Income........................................           4
      Condensed Consolidated Balance Sheets..............................................           5
      Condensed Consolidated Statements of Changes in Shareholders' Equity...............           6
      Condensed Consolidated Statements of Cash Flows....................................           7
      Notes to Condensed Consolidated Financial Statements...............................           8
   Item 2. Management's Discussion and Analysis:
      Introduction.......................................................................          14
      Summary............................................................................          14
      Mission Excel......................................................................          17
      Business Segments..................................................................          18
      Net Interest Income................................................................          25
      Noninterest Income.................................................................          28
      Noninterest Expense................................................................          30
      Income Tax Expense.................................................................          31
      Loans..............................................................................          31
      Cross-Border Outstandings..........................................................          32
      Provision for Credit Losses........................................................          32
      Allowance for Credit Losses........................................................          33
      Nonperforming Assets...............................................................          37
      Loans 90 Days or More Past Due and Still Accruing..................................          37
      Liquidity..........................................................................          37
      Regulatory Capital.................................................................          38
      Forward-looking Statements.........................................................          39
   Item 3. Market Risk...................................................................          43
PART II
OTHER INFORMATION
   Item 4. Other Information.............................................................          44
   Item 5. Exhibits and Reports on Form 8-K..............................................          44
   Signatures............................................................................          45

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)
                                                                                                               PERCENT CHANGE TO
                                                               AS OF AND FOR THE THREE MONTHS                    JUNE 30, 2000
                                                                           ENDED                                     FROM:
                                                      ------------------------------------------------     -------------------------
                                                         JUNE 30,          MARCH 31,        JUNE 30,        JUNE 30,       MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)              1999              2000             2000            1999           2000
-----------------------------------------------       -------------     -------------    -------------     ----------     ----------
RESULTS OF OPERATIONS:
   Net interest income(1)......................        $    348,014      $    386,177     $    396,929         14.06%         2.78%
   Provision for credit losses.................              10,000            40,000           70,000        600.00         75.00
   Noninterest income..........................             144,798           152,010          173,070         19.53         13.85
   Noninterest expense, excluding restructuring
      credit...................................             305,229           267,038          290,319         (4.88)         8.72
   Restructuring credit........................                   -           (11,000)          (8,000)           nm        (27.27)%
                                                       ------------      ------------     ------------      ---------      ---------
   Income before income taxes].................             177,583           242,149          217,680         22.58        (10.10)
   Taxable-equivalent adjustment...............                 851               655              637        (25.15)        (2.75)
   Income tax expense..........................              62,005            83,023           75,628         21.97         (8.91)
                                                       ------------      ------------     ------------      ---------      ---------
   Net income..................................        $    114,727      $    158,471     $    141,415         23.26%       (10.76)%
                                                       ============      ============     ============      =========      =========
PER COMMON SHARE:
   Net income-basic............................        $       0.70      $       0.97     $       0.87         24.29%       (10.31)%
   Net income-diluted..........................                0.69              0.96             0.87         26.09         (9.38)
   Dividends]..................................                0.19              0.25             0.25         31.58             -
   Book value (end of period)..................               17.50             18.73            19.42         10.97          3.68
   Common shares outstanding (end of period)...         164,600,997       162,585,365      161,604,417         (1.82)        (0.60)
   Weighted average common shares
      outstanding-basic........................         164,588,227       163,803,054      162,231,696         (1.43)        (0.96)
   Weighted average common shares
      outstanding-diluted......................         165,278,828       164,326,864      162,660,994         (1.58)        (1.01)
BALANCE SHEET (END OF PERIOD):
   Total assets................................        $ 32,386,153      $ 33,616,363     $ 33,895,037          4.66%         0.83%
   Total loans.................................          24,586,658        25,983,684       26,373,044          7.27          1.50
   Nonaccrual loans............................              90,908           144,400          203,201        123.52         40.72
   Nonperforming assets........................              97,449           146,648          228,981        134.98         56.14
   Total deposits..............................          24,133,148        25,906,727       25,733,981          6.63         (0.67)
   Trust preferred securities..................             350,000           350,000          350,000             -             -
   Common equity...............................           2,881,137         3,045,474        3,138,690          8.94          3.06
BALANCE SHEET (PERIOD AVERAGE):
   Total assets................................        $ 31,960,796      $ 33,021,747     $ 33,846,445          5.90%         2.50%
   Total loans.................................          24,854,844        26,013,718       26,441,412          6.38          1.64
   Earning assets..............................          28,867,990        29,827,068       30,575,062          5.91          2.51
   Total deposits..............................          23,348,561        25,080,619       25,476,764          9.11          1.58
   Common equity...............................           2,872,991         3,014,743        3,085,227          7.39          2.34
FINANCIAL RATIOS:
   Return on average assets(3).................                1.44%             1.93%            1.68%
   Return on average common equity]............               16.02             21.14            18.44
   Efficiency ratio(4).........................               62.04             47.58            49.52
   Net interest margin(1)......................                4.84              5.20             5.21
   Dividend payout ratio.......................               27.14             25.77            28.74
   Tangible equity ratio.......................                8.70              8.90             9.13
   Tier 1 risk-based capital ratio.............               10.02             10.11            10.23
   Total risk-based capital ratio..............               11.96             11.96            12.05
   Leverage ratio..............................                9.91             10.24            10.26
   Allowance for credit losses to total loans..                1.83              1.86             1.90
   Allowance for credit losses to nonaccrual
      loans....................................              495.45            334.63           246.42
   Net loans charged off to average total
      loans(3).................................                0.12              0.42             0.80
   Nonperforming assets to total loans,
      foreclosed assets, and distressed loans
      held for sale............................                0.40              0.56             0.87
   Nonperforming assets to total assets........                0.30              0.44             0.68
---------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.
(3) Annualized.
(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income.  Foreclosed asset expense (income) was $(0.5)  million in the second quarter of 1999, and none in the first and second quarters of 2000.
(nm) = not meaningful

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)
                                                                                             AS OF AND FOR THE SIX MONTHS ENDED
                                                                                         -------------------------------------------
                                                                                            JUNE 30,           JUNE 30,     PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                                1999               2000         CHANGE
---------------------------------------------------------------------------------        -------------      -------------   --------
RESULTS OF OPERATIONS:
   Net interest income]..........................................................        $     688,725      $     783,106     13.70%
   Provision for credit losses...................................................               15,000            110,000    633.33
   Noninterest income............................................................              284,106            325,080     14.42
   Noninterest expense, excluding restructuring credit...........................              606,392            557,357     (8.09)
   Restructuring credit..........................................................                    -           (19,000)        nm
                                                                                         -------------      -------------
   Income before income taxes]...................................................              351,439            459,829     30.84
   Taxable-equivalent adjustment.................................................                1,741              1,292    (25.79)
   Income tax expense............................................................              116,476            158,651     36.21
                                                                                         -------------      -------------
   Net income....................................................................        $     233,222      $     299,886     28.58%
                                                                                         =============      =============
PER COMMON SHARE:
   Net income-basic..............................................................        $        1.39      $        1.84     32.37%
   Net income-diluted............................................................                 1.38               1.83     32.61
   Dividends]....................................................................                 0.38               0.50     31.58
   Book value (end of period)....................................................                17.50              19.42     10.97
   Common shares outstanding (end of period).....................................          164,600,997        161,604,417     (1.82)
   Weighted average common shares outstanding-basic..............................          168,186,916        163,017,375     (3.07)
   Weighted average common shares outstanding-diluted............................          168,842,537        163,606,186     (3.10)
BALANCE SHEET (END OF PERIOD):
   Total assets..................................................................        $  32,386,153      $  33,895,037      4.66%
   Total loans...................................................................           24,586,658         26,373,044      7.27
   Nonaccrual loans..............................................................               90,908            203,201    123.52
   Nonperforming assets..........................................................               97,449            228,981    134.98
   Total deposits................................................................           24,133,148         25,733,981      6.63
   Trust preferred securities....................................................              350,000            350,000         -
   Common equity.................................................................            2,881,137          3,138,690      8.94
BALANCE SHEET (PERIOD AVERAGE):
   Total assets..................................................................        $  31,844,898      $  33,434,301      4.99%
   Total loans...................................................................           24,569,371         26,227,565      6.75
   Earning assets................................................................           28,744,028         30,201,073      5.07
   Total deposits................................................................           23,327,365         25,278,692      8.36
   Common equity.................................................................            2,933,336          3,049,985      3.98
FINANCIAL RATIOS:
   Return on average assets].....................................................                 1.48%              1.80%
   Return on average common equity]..............................................                16.03              19.77
   Efficiency ratio].............................................................                62.39              48.58
   Net interest margin]..........................................................                 4.83               5.21
   Dividend payout ratio.........................................................                27.34              27.17
   Tangible equity ratio.........................................................                 8.70               9.13
   Tier 1 risk-based capital ratio...............................................                10.02              10.23
   Total risk-based capital ratio................................................                11.96              12.05
   Leverage ratio................................................................                 9.91              10.26
   Allowance for credit losses to total loans....................................                 1.83               1.90
   Allowance for credit losses to nonaccrual loans...............................               495.45             246.42
   Net loans charged off to average total loans].................................                 0.20               0.61
   Nonperforming assets to total loans, foreclosed assets, and distressed loans
      held for sale..............................................................                 0.40               0.87
   Nonperforming assets to total assets..........................................                 0.30               0.68
---------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.
(3) Annualized.
(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income
    (taxable-equivalent) and noninterest income. Foreclosed asset expense (income)  was  $(0.6)  million in the first six months of
    1999 and none for the first six months of 2000.
(nm) = not meaningful

Item 1.  FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                              FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30,                ENDED JUNE 30,
                                                                             -----------------------      --------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                   1999          2000            1999           2000
-----------------------------------------------------------------------      ----------    ---------      ----------     -----------
INTEREST INCOME
   Loans...............................................................      $ 464,858     $ 562,075      $  916,350     $ 1,102,052
   Securities..........................................................         54,213        56,446         111,031         106,983
   Interest bearing deposits in banks..................................          3,068         2,563           6,256           4,747
   Federal funds sold and securities purchased under resale agreements.          1,196         2,082           2,893           5,101
   Trading account assets..............................................          2,503         4,777           6,401           8,035
                                                                             ---------     ---------      ----------     -----------
      Total interest income............................................        525,838       627,943       1,042,931       1,226,918
                                                                             ---------     ---------      ----------     -----------
INTEREST EXPENSE
   Domestic deposits...................................................        101,519       140,188         207,666         268,938
   Foreign deposits....................................................         17,181        24,441          33,813          51,366
   Federal funds purchased and securities sold under repurchase
      agreements.......................................................         21,107        26,865          40,876          45,389
   Commercial paper....................................................         18,020        23,364          37,194          44,932
   Subordinated capital notes..........................................          4,036         5,081           8,145           9,937
   UnionBanCal Corporation-obligated mandatorily redeemable preferred
      securities of subsidiary grantor trust...........................          7,091         6,490          10,382          13,374
   Other borrowed funds................................................          9,721         5,222          17,871          11,168
                                                                             ---------     ---------      ----------     -----------
      Total interest expense...........................................        178,675       231,651         355,947         445,104
                                                                             ---------     ---------      ----------     -----------
NET INTEREST INCOME....................................................        347,163       396,292         686,984         781,814
   Provision for credit losses.........................................         10,000        70,000          15,000         110,000
                                                                             ---------     ---------      ----------     -----------
      Net interest income after provision for credit losses............        337,163       326,292         671,984         671,814
                                                                             ---------     ---------      ----------     -----------
NONINTEREST INCOME
   Service charges on deposit accounts.................................         42,929        52,645          82,580         100,208
   Trust and investment management fees................................         33,983        37,388          66,254          76,188
   Merchant transaction processing fees................................         18,146        18,438          32,658          35,533
   International commissions and fees..................................         18,080        18,415          35,711          35,451
   Merchant banking fees...............................................          9,154        11,109          16,615          25,328
   Brokerage commissions and fees......................................          6,080         9,263          11,676          18,693
   Securities gains, net...............................................            634        10,018           1,895           5,700
   Other...............................................................         15,792        15,794          36,717          27,979
                                                                             ---------     ---------      ----------     -----------
      Total noninterest income.........................................        144,798       173,070         284,106         325,080
                                                                             ---------     ---------      ----------     -----------
NONINTEREST EXPENSE
   Salaries and employee benefits......................................        167,015       153,062         334,682         292,256
   Net occupancy.......................................................         21,917        22,010          44,378          44,694
   Equipment...........................................................         15,475        16,710          30,016          32,004
   Merchant transaction processing.....................................         13,258        12,644          24,868          24,360
   Communications......................................................         10,618        10,745          20,551          21,312
   Professional services...............................................         10,290        10,556          20,984          18,518
   Data processing.....................................................          7,661         8,975          15,662          17,622
   Foreclosed asset expense (income)...................................          (512)            56           (553)              21
   Restructuring credit................................................              -       (8,000)               -        (19,000)
   Other...............................................................         59,507        55,561         115,804         106,570
                                                                             ---------     ---------      ----------     -----------
      Total noninterest expense........................................        305,229       282,319         606,392         538,357
                                                                             ---------     ---------      ----------     -----------
   Income before income taxes..........................................        176,732       217,043         349,698         458,537
   Income tax expense..................................................         62,005        75,628         116,476         158,651
                                                                             ---------     ---------      ----------     -----------
NET INCOME.............................................................      $ 114,727     $ 141,415      $  233,222     $   299,886
                                                                             =========     =========      ==========     ===========
NET INCOME PER COMMON SHARE-BASIC......................................      $    0.70     $    0.87      $     1.39     $      1.84
                                                                             =========     =========      ==========     ===========
NET INCOME PER COMMON SHARE-DILUTED....................................      $    0.69     $    0.87      $     1.38     $      1.83
                                                                             =========     =========      ==========     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC.......................        164,588       162,232         168,187         163,017
                                                                             =========     =========      ==========     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED.....................        165,279       162,661         168,843         163,606
                                                                             =========     =========      ==========     ===========

See accompanying notes to condensed  consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   (UNAUDITED)                     (UNAUDITED)
                                                                                     JUNE 30,      DECEMBER 31,     JUNE 30,
(DOLLARS IN THOUSANDS)                                                                 1999             1999           2000
-------------------------------------------------------------------------          -----------     -----------     -----------
ASSETS
Cash and due from banks..................................................          $ 2,499,686     $ 2,141,964     $ 2,232,750
Interest bearing deposits in banks.......................................              203,428         182,719         182,408
Federal funds sold and securities purchased under resale agreements......              385,930         833,450          64,980
                                                                                   -----------     -----------     -----------
      Total cash and cash equivalents....................................            3,089,044       3,158,133       2,480,138
Trading account assets...................................................              197,120         179,935         273,797
Securities available for sale............................................            3,272,934       3,210,099       3,470,780
Securities held to maturity (market value: June 30, 1999, $138,269;
   December 31, 1999, $45,376; June 30, 2000, $23,993)...................              138,267          46,526          25,151
Loans (net of allowance for credit losses: June 30, 1999, $450,403;
   December 31, 1999, $470,378; June 30, 2000, $500,731).................           24,136,255      25,442,580      25,872,313
Due from customers on acceptances........................................              323,307         259,340         256,834
Premises and equipment, net..............................................              440,569         425,021         424,898
Other assets.............................................................              788,657         963,142       1,091,126
                                                                                   -----------     -----------     -----------
      Total assets.......................................................          $32,386,153     $33,684,776     $33,895,037
                                                                                   ===========     ===========     ===========
LIABILITIES
Domestic deposits:
   Noninterest bearing...................................................          $ 9,619,005     $ 9,395,925     $ 9,846,855
   Interest bearing......................................................           12,695,248      14,274,310      14,003,065
Foreign deposits:
   Noninterest bearing...................................................              231,964         325,415         331,825
   Interest bearing......................................................            1,586,931       2,260,957       1,552,236
                                                                                   -----------     -----------     -----------
      Total deposits.....................................................           24,133,148      26,256,607      25,733,981
Federal funds purchased and securities sold under repurchase agreements..            1,616,670       1,156,799       1,640,265
Commercial paper.........................................................            1,344,156       1,108,258       1,431,737
Other borrowed funds.....................................................              817,031         540,496         262,662
Acceptances outstanding..................................................              323,307         259,340         256,834
Other liabilities........................................................              622,704         727,808         782,868
Subordinated capital notes...............................................              298,000         298,000         298,000
UnionBanCal Corporation-obligated mandatorily redeemable preferred
   securities of subsidiary grantor trust................................              350,000         350,000         350,000
                                                                                   -----------     -----------     -----------
      Total liabilities..................................................           29,505,016      30,697,308      30,756,347
                                                                                   -----------     -----------     -----------

Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock:
   Authorized 5,000,000 shares, no shares issued or outstanding as of June
      30, 1999, December 31, 1999, and June 30, 2000.....................                    -               -                 -
Common stock-no stated value:
   Authorized 300,000,000 shares, issued 164,600,997 shares as of June 30,
      1999, 164,282,622 shares as of December 31, 1999, and 161,604,417
      shares as of June 30, 2000.........................................            1,415,104       1,404,155       1,327,509
Retained earnings........................................................            1,487,481       1,625,263       1,845,037
Accumulated other comprehensive income (loss)............................              (21,448)        (41,950)        (33,856)
                                                                                   -----------     -----------     -----------
      Total shareholders' equity.........................................            2,881,137       2,987,468       3,138,690
                                                                                   -----------     -----------     -----------
      Total liabilities and shareholders' equity.........................          $32,386,153     $33,684,776     $33,895,037
                                                                                   ===========     ===========     ===========

See accompanying notes to condensed  consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                                              ------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                                 1999                          2000
-----------------------------------------------------------------------       ------------------------      ------------------------
COMMON STOCK
Balance, beginning of period...........................................       $ 1,725,619                   $ 1,404,155
Dividend reinvestment plan.............................................                29                            22
Deferred compensation-restricted stock awards (cancellations)..........               (34)                          (68)
Stock options exercised................................................             1,028                         1,239
Common stock repurchased...............................................          (311,538)                      (77,839)
                                                                              -----------                   -----------
Balance, end of period.................................................       $ 1,415,104                   $ 1,327,509
                                                                              -----------                   -----------
RETAINED EARNINGS
Balance, beginning of period...........................................       $ 1,314,915                   $ 1,625,263
Net income.............................................................           233,222    $233,222           299,886    $299,886
Dividends on common stock(1)...........................................           (62,541)                      (81,433)
Deferred compensation-restricted stock awards..........................             1,885                         1,321
                                                                              -----------                   -----------
Balance, end of period.................................................       $ 1,487,481                   $ 1,845,037
                                                                              -----------                   -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period...........................................       $    17,710                   $   (41,950)
Unrealized holding (losses) gains arising during the period on securities available for sale, net of tax (benefit) expense of
   $(23,967) and $6,922 in the first six months of 1999 and 2000,
   respectively........................................................                       (38,566)                       11,174
Less: reclassification adjustment for gains on securities available for sale included in net income, net of tax expense of $678 and $2,180
   in the first six months of 1999 and 2000, respectively                                      (1,217)                       (3,520)
                                                                                             --------                      --------
Net unrealized (losses) gains on securities available for sale.........                       (39,783)                        7,654
Foreign currency translation adjustment, net of tax benefit (expense)
   of $25 and $(273) in the first six months of 1999 and 2000,
   respectively........................................................                           (44)                          440
Minimum pension liability adjustment, net of tax expense of $373 in the
   first six months of 1999............................................                           669                             -
                                                                                             --------                      --------
Other comprehensive (loss) income......................................           (39,158)    (39,158)            8,094       8,094
                                                                              -----------    --------       -----------    --------
Total comprehensive income.............................................                      $194,064                      $307,980
                                                                                             ========                      ========
   Balance, end of period..............................................       $   (21,448)                  $   (33,856)
                                                                              -----------                   -----------
      TOTAL SHAREHOLDERS' EQUITY.......................................       $ 2,881,137                   $ 3,138,690
                                                                              ===========                   ===========
---------------------------

(1)   Dividends  per share  were  $0.38 and $0.50 for the first six months of 1999  and  2000,  respectively.
      Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

See accompanying notes to condensed consolidated financial statements.

                                        6


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                            FOR THE SIX MONTHS
                                                                                                              ENDED JUNE 30,
                                                                                                      -----------------------------
(DOLLARS IN THOUSANDS)                                                                                    1999              2000
-----------------------------------------------------------------------------------------------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..................................................................................       $   233,222       $   299,886
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for credit losses..............................................................            15,000           110,000
      Depreciation, amortization and accretion.................................................            36,064            35,823
      Provision for deferred income taxes......................................................            11,302            24,771
      Gain on sales of securities available for sale...........................................            (1,895)           (5,700)
      Utilization in excess of restructuring charge (credit)...................................                 -           (39,335)
      Net decrease (increase) in trading account assets........................................            70,598           (93,862)
      Other, net...............................................................................          (183,129)          (46,412)
                                                                                                      -----------       -----------
      Total adjustments........................................................................           (52,060)          (14,715)
                                                                                                      -----------       -----------
   Net cash provided by operating activities...................................................           181,162           285,171
                                                                                                      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale........................................           199,852           388,049
   Proceeds from matured and called securities available for sale..............................           329,486           464,584
   Purchases of securities available for sale..................................................          (224,325)       (1,094,623)
   Proceeds from matured and called securities held to maturity................................            22,417            21,380
   Net increase in loans.......................................................................          (336,296)         (562,725)
   Other, net..................................................................................           (50,643)          (29,628)
                                                                                                      -----------       -----------
      Net cash used in investing activities....................................................           (59,509)         (812,963)
                                                                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in deposits....................................................................          (374,731)         (522,626)
   Net increase in federal funds purchased and securities sold under repurchase agreements.....           308,926           483,466
   Net increase in commercial paper and other borrowed funds...................................           385,277            45,645
   Common stock repurchased....................................................................          (311,538)          (77,839)
   Proceeds from issuance of trust preferred securities........................................           350,000                 -
   Payments of cash dividends..................................................................           (64,568)          (82,027)
   Other, net..................................................................................             1,013             1,701
                                                                                                      -----------       -----------
      Net cash provided by (used in) financing activities......................................           294,379          (151,680)
                                                                                                      ===========       ===========
Net increase (decrease) in cash and cash equivalents...........................................           416,032          (679,472)
Cash and cash equivalents at beginning of period...............................................         2,678,478         3,158,133
Effect of exchange rate changes on cash and cash equivalents...................................            (5,466)            1,477
                                                                                                      -----------       -----------
Cash and cash equivalents at end of period.....................................................       $ 3,089,044       $ 2,480,138
                                                                                                      ===========       ===========
CASH PAID DURING THE PERIOD FOR:
   Interest....................................................................................       $   348,438       $   431,552
   Income taxes................................................................................            33,178            91,202
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Loans transferred to foreclosed assets (OREO) and distressed loans held for sale............       $     3,892       $    25,286
   Dividends declared but unpaid...............................................................            31,312            40,530

 See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

         The Company completed the repurchase of $100 million in common stock between December 1999 and July 2000, under a stock repurchase plan authorized in November 1999. As of June 30, 2000 $95.7 million of stock had been repurchased under the plan. In July 2000, the Company announced an additional $100 million stock repurchase plan.

         On January 1, 2000, the Company changed the method it uses to calculate the market-related value of its pension plan assets. This change increased the value of plan assets on which the expected returns are based and, therefore, results in lower net periodic pension cost. This change in methodology resulted in a one-time credit to salaries and benefits of $16.0 million. The impact on future years is not considered significant.

         Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

NOTE 2-RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                             (UNAUDITED)(CONTINUED)


NOTE 2-RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings. In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", to defer for one year the effective date of implementation of SFAS No. 133. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. Management believes that, depending upon the accumulated net gain or loss of the effective portion of cash flow hedges at the date of adoption, the impact of the adoption of SFAS No. 133 could have a material impact on other comprehensive income. However, management believes that any ineffective portion of cash flow hedges or any other hedges will not have a material impact on the Company's financial position or results of operations. The Company expects to adopt SFAS No. 133 as of January 1, 2001.

NOTE 3-EARNINGS PER SHARE

         Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months and six months ended June 30, 1999 and 2000:



                                                 THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                         -------------------------------------------   -------------------------------------------
                                                 1999                   2000                   1999                   2000
                                         --------------------   --------------------   --------------------    -------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER
 DATA                                      BASIC      DILUTED     BASIC      DILUTED     BASIC      DILUTED      BASIC     DILUTED
---------------------------------        --------    --------   --------    --------   --------    --------    --------   --------
Net Income.......................        $114,727    $114,727   $141,415    $141,415   $233,222    $233,222    $299,886   $299,886

Weighted average common shares
   outstanding...................         164,588     164,588    162,232     162,232    168,187     168,187     163,017    163,017
Additional shares due to:
   Assumed conversion of dilutive
      stock options..............               -         691          -         429          -         656           -        589
                                         --------    --------   --------    --------   --------    --------    --------   --------
Adjusted weighted average common
   shares outstanding............         164,588     165,279    162,232     162,661    168,187     168,843     163,017    163,606
                                         ========    ========   ========    ========   ========    ========    ========   ========
Net income per share.............        $   0.70    $   0.69   $   0.87    $   0.87   $   1.39    $   1.38    $   1.84   $   1.83
                                         ========    ========   ========    ========   ========    ========    ========   ========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                             (UNAUDITED)(CONTINUED)


NOTE 4-COMPREHENSIVE INCOME

         The following table presents a summary of the components of accumulated other comprehensive income (loss):

                                    NET UNREALIZED GAINS           FOREIGN            MINIMUM PENSION        ACCUMULATED OTHER
                                   (LOSSES) ON SECURITIES          CURRENCY              LIABILITY             COMPREHENSIVE
                                     AVAILABLE FOR SALE          TRANSLATION             ADJUSTMENT            INCOME (LOSS)
                                    ---------------------    --------------------   --------------------    --------------------
                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                    --------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                1999         2000         1999        2000        1999       2000       1999        2000
------------------------------      --------     --------     -------     -------     -------     -----     --------    --------

Beginning balance.............      $ 29,109     $(32,548)    $(9,651)    $(8,713)    $(1,748)    $(689)    $ 17,710    $(41,950)
Change during the period......       (39,783)       7,654         (44)        440         669         -      (39,158)      8,094
                                    --------     --------     -------     -------     -------     -----     --------    --------
Ending balance................      $(10,674)    $(24,894)    $(9,695)    $(8,273)    $(1,079)    $(689)    $(21,448)   $(33,856)
                                    ========     ========     =======     =======     =======     =====     ========    ========



NOTE 5-BUSINESS SEGMENTS

         The Company is organized based on the products and services that it offers and operates in four principal areas:

         o The Community Banking and Investment Services Group offers a full range of banking services, primarily to individuals and small businesses, delivered through a tri-state network of branches and ATMs. These services include commercial loans, mortgages and home equity lines of credit, consumer loans, deposit services and cash management as well as fiduciary, private banking, investment and asset management services for individuals and institutions.

         o The Commercial Financial Services Group primarily provides tailored credit and cash management services to large corporate and middle market companies Services include commercial loans, asset based lending, commercial real estate lending, leasing, leveraged financing and a comprehensive product array of deposit and cash management services.

         o The International Banking Group provides trade-finance products to banks, and extends primarily short-term credit to corporations engaged in international business. The group's revenue predominately relates to foreign customers.

         o The Global Markets Group manages the Company's securities portfolio, trading operations, wholesale funding needs, and interest rate and liquidity risk.

         The information set forth in the following table reflects selected income statement items and a selected balance sheet item by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

         The information in this table is derived from the internal management reporting system used by management to measure the performance of the segments and the Company overall. The management reporting system assigns balance sheet and income statement items to each segment based on internal management accounting policies. Net interest income is determined by the Company's internal funds

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                             (UNAUDITED)(CONTINUED)


NOTE 5-BUSINESS SEGMENTS (CONTINUED)

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

         "Other" is comprised of goodwill, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent amounts, the allowance and related provision for credit losses in excess of that ascribed through our RAROC methodology, the net impact of transfer pricing, the earnings associated with the unallocated equity capital, and the residual costs of
support  groups,  as  well  as  certain  other   non-recurring   items  such  as
restructuring charges (credits) and merger and integration expenses. In addition, it includes two units, the Credit Management Group, which manages nonperforming assets, and the Pacific Rim Group, which offers financial products to Japanese-owned subsidiaries located in the U.S. On an individual basis, none of the business units in "Other" are significant to the Company's business.


                                                             COMMUNITY BANKING
                                                              AND INVESTMENT           COMMERCIAL FINANCIAL         INTERNATIONAL
                                                              SERVICES GROUP              SERVICES GROUP            BANKING GROUP
                                                           ---------------------      ----------------------     -------------------
                                                                          AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                                           -------------------------------------------------------------------------
                                                            1999          2000          1999          2000        1999        2000
                                                           --------     --------      --------      --------     -------    --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Total revenue(1)...................................        $262,030     $295,540      $178,416      $233,105     $24,938    $ 22,226
Net income.........................................        $ 35,667     $ 63,109      $ 53,528      $ 82,461     $ 4,629    $  3,893
Total assets at period end (dollars in millions)...        $  9,509     $  8,920      $ 16,059      $ 18,975     $ 1,524    $  1,538


                                                                 GLOBAL                                             UNIONBANCAL
                                                              MARKETS GROUP               OTHER                     CORPORATION
                                                            ------------------     ----------------------      ---------------------
                                                                          AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                                            ------------------------------------------------------------------------
                                                              1999        2000       1999          2000          1999          2000
                                                            -------     ------     -------      ---------      --------     --------

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Total revenue(1).....................................       $17,918     $7,587     $ 8,659      $ 10,904       $491,961     $569,362
Net income...........................................       $ 7,461     $2,317     $13,442      $(10,365)      $114,727     $141,415
Total assets at period end (dollars in millions).....       $ 3,723     $3,687     $ 1,572      $    776       $ 32,386      $33,895
---------------------------

(1)  Total revenue is comprised of net interest income and noninterest income

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                             (UNAUDITED)(CONTINUED)


NOTE 5-BUSINESS SEGMENTS (CONTINUED)


                                                            COMMUNITY BANKING
                                                              AND INVESTMENT         COMMERCIAL FINANCIAL         INTERNATIONAL
                                                              SERVICES GROUP            SERVICES GROUP            BANKING GROUP
                                                           -------------------      ----------------------     --------------------
                                                                        AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                                           ------------------------------------------------------------------------
                                                             1999       2000          1999        2000         1999         2000
                                                           --------   --------      --------    --------     --------    ----------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Total revenue(1)...................................        $509,984   $568,028      $345,832    $447,767     $ 52,233    $   48,279
Net income.........................................        $ 64,579   $116,983      $ 98,282    $156,819     $ 10,634    $   10,158
Total assets at period end (dollars in millions)...        $  9,509   $  8,920      $ 16,059    $ 18,975     $  1,524    $    1,538

                                                                GLOBAL                                            UNIONBANCAL
                                                            MARKETS GROUP               OTHER                     CORPORATION
                                                           -------------------      --------------------     ----------------------
                                                                        AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                                           -------------------------------------------------------------------------
                                                             1999       2000          1999        2000         1999         2000
                                                           --------   --------      --------    --------     --------    ----------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Total revenue(1).....................................      $ 42,700   $  9,438      $ 20,342    $ 33,382     $971,090    $1,106,894
Net income...........................................      $ 18,929   $    974      $ 40,798    $ 14,952     $233,222    $  299,886
Total assets at period end (dollars in millions).....      $  3,723   $  3,687      $  1,572    $    775     $ 32,386    $   33,895
---------------------------

(1)      Total revenue is comprised of net interest income and noninterest income

NOTE 6-RESTRUCTURING CHARGE (CREDIT)

         A restructuring charge of $85 million was recorded in the third quarter of 1999. The restructuring charge was incurred in connection with a company-wide project referred to as "Mission Excel". Mission Excel is an initiative to slow the growth rate of expenses, increase sustainable growth in revenues, and increase productivity through elimination of unnecessary or duplicate functions. The restructuring charge included only direct and incremental costs associated with the program.

         During the second quarter of 2000, the restructuring reserve was reduced by $8.0 million. Total reductions for the six months ended June 30, 2000 were $19.0 million. The reductions were primarily related to the severance portion of the reserve, reflecting continuing changes in attrition assumptions. As a result of ongoing evaluations, management believes that the current strength of the California economy resulted in markedly higher attrition rates than the Company had previously anticipated at the end of the first quarter 2000. Consequently, lower than expected severance payments attributed to Mission Excel position eliminations will be paid.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                             (UNAUDITED)(CONTINUED)


NOTE 6-RESTRUCTURING CHARGE (CREDIT)

         The  table  below  provides  details  of  the   restructuring   related
liability.

                                                                   OCCUPANCY
                                                                      AND
(DOLLARS IN THOUSANDS)                               PERSONNEL       OTHER         TOTAL
--------------------------------------------------   ---------     ---------      ---------
Balances at December 31, 1999.....................     $59,525        $9,834        $69,359
Less:
Cash..............................................      14,615         5,711         20,326
Noncash...........................................           -             9              9
                                                     ---------     ---------      ---------
   Total utilization..............................      14,615         5,720         20,335
Restructuring credit..............................      18,000         1,000         19,000
                                                     ---------     ---------      ---------
Balances at June 30, 2000.........................     $26,910        $3,114        $30,024
                                                     =========     =========      =========

         Personnel expense consists of severance and related benefits to be paid under the Company's enhanced severance plan. The Company now expects to sever approximately 800 employees under the plan of which 620 employees have been terminated as of June 30, 2000. Occupancy and other consists of lease termination costs and the cost of professional services incurred during the assessment phase of the project.

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

INTRODUCTION

         We are a California-based commercial bank holding company with consolidated assets of $33.9 billion at June 30, 2000. Our wholly-owned subsidiary, Union Bank of California, N.A., is the third largest commercial bank in California, based on total assets and total deposits in California, and one of the 30 largest commercial banks in the United States. At June 30, 2000, we operated 241 banking offices in California, 6 banking offices in Oregon and Washington, and 18 overseas facilities. At June 30, 2000, we were 65 percent owned by The Bank of Tokyo-Mitsubishi, Ltd. and 35 percent owned by other shareholders.

         Our interim financial information should be read in conjunction with our Form 10-K for the year ended December 31, 1999. Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

SUMMARY

         To facilitate the discussion of the results of operations, the following table includes certain pro forma earnings disclosures and ratios. These presentations supplement the Condensed Consolidated Statements of Income on page 4, which are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), primarily with respect to the treatment of the restructuring credits, which were recorded in the first and second quarters of 2000, as well as reflecting the taxable equivalent adjustment. Management believes that it is meaningful to understand the operating results and trends excluding these credits and, therefore, has included information in this table and in management's discussion and analysis (MD&A) which follows, that presents income excluding these items and related pro forma ratio and per share calculations. These pro forma earnings have not been adjusted for any other non-recurring items that may impact our ratios or trends.



                                                                                    FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30,             ENDED JUNE 30,
                                                                                   ----------------------      --------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                        1999          2000          1999        2000
----------------------------------------------------------------------------       --------      --------      --------    --------
INCOME BEFORE INCOME TAXES..................................................       $177,583      $217,680      $351,439    $459,829
   Restructuring credit.....................................................              -        (8,000)            -     (19,000)
   Taxable equivalent adjustment............................................           (851)         (637)       (1,741)     (1,292)
   Income tax expense(1)....................................................        (62,005)      (72,614)     (116,476)   (151,492)
                                                                                   --------      --------      --------    --------
PRO FORMA EARNINGS..........................................................       $114,727      $136,429      $233,222    $288,045
                                                                                   ========      ========      ========    ========

PER COMMON SHARE, EXCLUDING RESTRUCTURING CREDIT
   Pro forma earnings (basic)...............................................       $   0.70      $   0.84      $   1.39    $   1.77
   Pro forma earnings (diluted).............................................           0.69          0.84          1.38        1.76

SELECTED FINANCIAL RATIOS, EXCLUDING RESTRUCTURING CREDIT
   Pro forma return on average assets.......................................           1.44%         1.62%         1.48%       1.73%
   Pro forma return on average common equity................................          16.02         17.78         16.03       18.99
   Pro forma efficiency ratio]..............................................          62.04         50.92         62.39       50.29
   Pro forma dividend payout ratio..........................................          27.14         29.76         27.34       28.41
---------------------------

(1)  Excludes  the income tax  credits of $3.014  million  and $7.159  million in the three and six months  ending  June 30,  2000, respectively, related to restructuring credits.

(2)  The pro  forma  efficiency  ratio  is  noninterest  expense,  excluding foreclosed asset income and  restructuring  charge,
     as a percentage of net  interest  income   (taxable-equivalent)  and  noninterest  income. Foreclosed  asset  expense/(income)
     was  $(0.512)  million and $0.056 million  for the  second  quarter of 1999 and 2000, respectively, and ($0.553)  million and $0.021  million for the first six months of 1999 and 2000, respectively.

         COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000

         Net income was $141.4 million, or $0.87 per diluted common share, in the second quarter of 2000 compared with $114.7 million, or $0.69 per diluted common share, in the second quarter of 1999. Return on average assets was 1.68 percent for the quarter ending June 30, 2000, compared with 1.44 percent for the same period in 1999, and return on average common equity was 18.44 percent for the quarter ending June 30, 2000, compared with 16.02 percent for the same period in 1999.

         Excluding the effects of the $8.0 million restructuring credit ($5.0 million net of tax), which was recorded in the second quarter of 2000, pro forma earnings were $136.4 million or $0.84 per diluted common share in the second quarter of 2000 compared to $114.7 million or $0.69 per diluted common share in the same period of 1999. In the second quarter of 2000, our pro forma return on average assets increased to 1.62 percent from 1.44 percent a year earlier, and our pro forma return on average common equity increased to 17.78 percent from
16.02 percent a year earlier.

         Major factors affecting the earnings trend were:

         o Total interest income during the second quarter of 2000, on a taxable- equivalent basis, was $102.1 million or 19.4% higher than the same period in 1999. Increased average earning asset balances and the increasing interest rate environment were the main contributors to the higher total interest income.

         o Net interest margin for the second quarter of 2000 was 37 basis points or 7.6 percent higher than the same period in 1999. Increased yields on earning assets, partially offset by higher cost of funds on interest bearing liabilities, both resulting from the increasing interest rate environment, were the main contributors to a higher net interest margin.

         o Growth in several fee revenue businesses was strong with service charges on deposit accounts up $9.7 million or 23 percent, trust and investment management fees up $3.4 million or 10 percent, brokerage fees and commission up $3.2 million or 52 percent, and merchant banking fees up $2.0 million or 21 percent. Overall fee revenue grew $18.2 million or 12.6 percent, excluding a net securities gain of $10.0 million.

         o The provision for loan losses increased to $70.0 million in the second quarter of 2000 from $10.0 million in the same period in 1999. The change is attributed to an increase in our criticized credits and in our impairment allowance.

         o Operating expenses, excluding a restructuring reserve credit of $8.0 million, decreased $14.9 million or 4.9 percent from the same period in 1999. The decrease is mainly attributed to lower direct expenses realized through our Mission Excel expense reduction efforts and higher prior year expenses related to the Year 2000 conversion.

         COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000

         Net income was $299.9 million or $1.83 per diluted common share, for the first six months of 2000 compared with $233.2 million or $1.38 per diluted common share, for the first six months of 1999, Return on average assets was
1.80 percent for the quarter ending June 30, 2000, compared with 1.48 percent for the same period in 1999, and return on average common equity was 19.77 percent for the quarter ending June 30, 2000, compared with 16.03 percent for the same period in 1999.

         Excluding the effects of the $19.0 million restructuring credit ($11.8 million net of tax), which was recorded in the first six months of 2000, pro forma earnings were $288.0 million or $1.76 per diluted common share for the first six months of 2000, compared to $233.2 million or $1.38 per diluted common share for the first six months of 1999. For the first six months of 2000, our pro forma return on average assets increased to 1.73 percent from 1.48 percent a year earlier, and our pro forma return on average common equity increased to
18.99 percent from 16.03 percent a year earlier.

         Major factors affecting the earnings trend were:

         o Total interest income during the first six months of 2000, on a taxable- equivalent basis, was $184.0 million or 17.6 percent higher than the same period in 1999. Increased average earning asset balances and the increasing interest rate environment were the main contributors to the higher total interest income.

         o Net interest margin for the first six months of 2000 was 38 basis points, or 7.9 percent higher than the same period in 1999. Increased yields on earning assets, partially offset by higher cost of funds on interest bearing liabilities, both resulting from the increasing interest rate environment, were the main contributors to a higher net interest margin.

         o Growth in several fee revenue businesses continued with service charges on deposit accounts up $17.6 million or 21 percent, trust and investment management fees up $9.9 million or 15 percent, merchant banking fees up $8.7 million or 52 percent, and brokerage fees and commission up $7.0 million or 60%. Overall, fee revenue grew $31.0 million or 10.9 percent, excluding the net securities gain of $10.0 million.

         o The provision for loan losses increased to $110.0 million in the first six months of 2000 from $15.0 million in the same period in 1999. The change is attributed to an increase in our criticized credits and in our impairment allowance.

         o Operating expenses decreased $49.0 million or 8.0 percent, excluding a restructuring reserve credit of $19.0 million, from the same period in 1999. The decrease is mainly attributed to lower direct expenses realized through to our Mission Excel expense reduction efforts, higher prior year expenses related to the Year 2000 conversion.

         Nonperforming assets increased $131.5 million, or 135 percent, from June 30, 1999 to $229.0 million at June 30, 2000. Nonperforming assets as a percentage of total assets increased to 0.68 percent at June 30, 2000, compared with 0.30 percent one year earlier. Total nonaccrual loans were $90.9 million at June 30, 1999, compared with $203.2 million at June 30, 2000, resulting in an increase in the ratio of nonaccrual loans to total loans from 0.37 percent at June 30, 1999 to 0.77 percent at June 30, 2000.

         Our Tier 1 and total  risk-based  capital ratios were 10.02 percent and
11.96 percent,  respectively,  at June 30, 1999, compared with 10.20 percent and
12.04 percent, respectively, at June 30, 2000. Our leverage ratio was 9.91 percent at June 30, 1999 compared with 10.24 percent at June 30, 2000

MISSION EXCEL

         Mission Excel, a project begun in the second quarter 1999, is a company-wide initiative to slow the rate of growth of our expenses, increase sustainable growth in our revenues, and increase productivity through elimination of unnecessary or duplicate functions. The goal of this project was to help us achieve or exceed an efficiency ratio of 54% to 56% by the fourth quarter 2000. As of June 30, 2000, we achieved this goal both on a reported basis, as well as a pro forma basis.

         In connection with Mission Excel, we incurred an $85 million restructuring charge in the third quarter of 1999. The charge consisted of $70 million in personnel expense for approximately 1,400 employees to be terminated under the plan. The remaining $15 million related to lease termination costs for eight facilities that were to be vacated and professional service costs incurred in connection with Mission Excel.

         During the second quarter 2000, as part of our regular evaluation, we reduced our restructuring reserve by $8 million. Total reductions for the six months ended June 30, 2000 were $19.0 million. The reduction, in the second quarter, arose in the severance portion of our reserve due to a change in the attrition assumptions that were used at the end of the first quarter 2000. The continuing strength of the California economy, coupled with a tight labor market, resulted in a markedly higher attrition rate than we had anticipated. As a result, we have reduced the total number of employees expected to be severed under the plan from 1,400 to 800. As we continue to evaluate the attrition assumptions utilized in estimating the severance reserve, further adjustments may be necessary.

         At the completion of the plan, we currently expect to sever approximately 800 employees who are not concentrated in any one group or class of staff. Of the total, 620 employees have been severed as of June 30, 2000 and the remaining 180 employees are expected to be severed in the next three quarters. Most of these employees were notified of their severance date by June 30, 2000.

         The following table presents the restructuring reserve for the period, the utilization and reduction of the reserve, and the resulting balance as of June 30, 2000.


                                                     FOR THE THREE         FOR THE SIX
                                                      MONTHS ENDED         MONTHS ENDED
(DOLLARS IN THOUSANDS)                               JUNE 30, 2000        JUNE 30, 2000
------------------------------------------------     -------------        -------------
Balance, beginning of period....................         $45,298             $69,359
Restructuring credit............................          (8,000)            (19,000)
Utilization.....................................          (7,274)            (20,335)
                                                         -------             -------
Balance, end of period..........................         $30,024             $30,024
                                                         =======             =======

BUSINESS SEGMENTS

         We segregate our operations into four primary business units for the purpose of management reporting, as shown in the table on the following pages. The results show the financial performance of our major business units.

         During the second quarter of 1999, we introduced a new method for measuring the contribution provided by each of our business units. The Risk-Adjusted Return on Capital (RAROC) methodology seeks to attribute economic capital to business units consistent with the level of risk they assume. These risks are primarily credit risk, market risk and operational risk. Credit risk is the potential loss in economic value due to the likelihood that the obligor will not perform as agreed. Market risk is the potential loss in fair value due to changes in interest rates, currency rates and volatilities. Operational risk is the potential loss due to failures in internal control, system failures, or external events.

         The following table reflects the condensed income statements, selected average balance sheet items and selected financial ratios for each of our primary business units. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

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

         We have restated the business units' results for the prior periods to reflect any reorganizational changes that have occurred.

                                                          COMMUNITY BANKING
                                                            AND INVESTMENT          COMMERCIAL FINANCIAL           INTERNATIONAL
                                                            SERVICES GROUP             SERVICES GROUP              BANKING GROUP
                                                        ----------------------     ----------------------      ---------------------
                                                                         AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                                        ----------------------------------------------------------------------------
                                                          1999         2000          1999         2000          1999          2000
                                                        --------      --------     --------     ---------      --------    ---------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
   Net interest income...........................       $169,213      $183,171     $146,122     $ 182,265      $ 10,977    $  8,147
   Noninterest income............................         92,817       112,369       32,294        50,840        13,961      14,079
                                                        --------      --------     --------     ---------      --------    --------
   Total revenue.................................        262,030       295,540      178,416       233,105        24,938      22,226
   Noninterest expense(1)........................        191,327       180,772       70,897        74,461        14,558      14,081
   Credit expense (income).......................         13,014        12,563       22,036        29,377         2,899       1,840
                                                        --------      --------     --------     ---------      --------    --------
   Income before income tax expense (benefit)....         57,689       102,205       85,483       129,267         7,481       6,305
   Income tax expense (benefit)..................         22,022        39,096       31,955        46,806         2,852       2,412
                                                        --------      --------     --------     ---------      --------    --------
   Net income....................................       $ 35,667      $ 63,109     $ 53,528     $  82,461      $  4,629    $  3,893
                                                        ========      ========     ========     =========      ========    ========
AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans...................................       $  8,300      $  7,978     $ 14,569     $  17,047      $  1,036    $    939
   Total assets..................................          9,281         8,888       15,908        18,893         1,584       1,543
   Total deposits................................         14,000        14,134        5,722         6,238           789         875
   FINANCIAL RATIOS:
   Return on risk adjusted capital(2)............             24%           42%          19%           21%           18%         16%
   Return on average assets(2)...................           1.54          2.86         1.35          1.76          1.17        1.01
   Efficiency ratio(3)...........................          73.02         61.17        39.74         31.94         58.38       63.35


                                                               GLOBAL                                               UNIONBANCAL
                                                            MARKETS GROUP                   OTHER                   CORPORATION
                                                        ----------------------     ----------------------      ---------------------
                                                                         AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                                        ----------------------------------------------------------------------------
                                                          1999         2000          1999         2000          1999          2000
                                                        --------      --------     --------     ---------      --------    ---------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
   Net interest income...........................       $ 14,892      $ 10,073     $  5,959     $ 12,636       $347,163    $396,292
   Noninterest income............................          3,026        (2,486)       2,700       (1,732)       144,798     173,070
                                                        --------      --------     --------     --------       --------    --------
   Total revenue.................................         17,918         7,587        8,659       10,904        491,961     569,362
   Noninterest expense(1)........................          5,847         3,822       22,600        9,183        305,229     282,319
   Credit expense (income).......................              -             -      (27,949)      26,220         10,000      70,000
                                                        --------      --------     --------     --------       --------    --------
   Income before income tax expense (benefit)....         12,071         3,765       14,008      (24,499)       176,732     217,043
   Income tax expense (benefit)..................          4,610         1,448          566      (14,134)        62,005      75,628
                                                        --------      --------     --------     --------       --------    --------
   Net income....................................         $7,461        $2,317      $13,442     $(10,365)      $114,727    $141,415
                                                        ========      ========     ========     ========       ========    ========
AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans...................................       $      -      $      -     $    950     $     477      $ 24,855    $ 26,441
   Total assets..................................          3,789         3,713        1,399           809        31,961      33,846
   Total deposits................................          2,748         3,389           90           841        23,349      25,477
FINANCIAL RATIOS:
   Return on risk adjusted capital(2)............             14%            6%          na            na            na          na
   Return on average assets(2)...................           0.79          0.25           na            na          1.44%       1.68%
   Efficiency ratio(3)...........................          32.63         50.38           na            na         62.04       49.52
---------------------------

(1)   "Other" includes a second quarter restructuring credit of $8.0 million ($5.1 million, net of tax).
(2)   Annualized.
(3)   The efficiency ratio is noninterest expense, excluding foreclosed asset income and restructuring charge, as a percentage of net interest income (taxable-equivalent) and noninterest income.  Foreclosed asset income/(expense) was $0.512 million and
      ($0.056) million for the second quarter of 1999 and 2000, respectively.
(na) = not applicable

                                       19

                                                           COMMUNITY BANKING
                                                            AND INVESTMENT          COMMERCIAL FINANCIAL           INTERNATIONAL
                                                            SERVICES GROUP             SERVICES GROUP              BANKING GROUP
                                                        ----------------------     ----------------------      ---------------------
                                                                         AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                                        ----------------------------------------------------------------------------
                                                          1999         2000          1999         2000          1999          2000
                                                        --------      --------     --------     ---------      --------    ---------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
   Net interest income...........................       $333,986      $360,031     $283,824     $ 354,932      $ 22,866    $ 16,772
   Noninterest income............................        175,998       207,997       62,008        92,835        29,367      31,507
                                                        --------      --------     --------     ---------      --------    --------
   Total revenue.................................        509,984       568,028      345,832       447,767        52,233      48,279
   Noninterest expense(1)........................        379,475       354,179      143,765       144,907        29,095      27,107
   Credit expense (income).......................         25,921        24,404       44,845        57,681         5,877       4,722
                                                        --------      --------     --------     ---------      --------    --------
   Income before income tax expense (benefit)....        104,588       189,445      157,222       245,179        17,261      16,450
   Income tax expense (benefit)..................         40,009        72,462       58,941        88,360         6,627       6,292
                                                        --------      --------     --------     ---------      --------    --------
   Net income....................................       $ 64,579      $116,983     $ 98,282     $ 156,819      $ 10,634    $ 10,158
                                                        ========      ========     ========     =========      ========    ========
AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans...................................       $  8,318      $  7,990     $ 14,154     $  16,758      $  1,091    $    966
   Total assets..................................          9,290         8,927       15,503        18,519         1,681       1,554
   Total deposits................................         13,899        14,266        5,781         6,128           785         884
FINANCIAL RATIOS:
   Return on risk adjusted capital(2)............             22%           43%          18%           22%           18%         20%
   Return on average assets(2)...................           1.40          2.64         1.28          1.70          1.25        1.31
   Efficiency ratio(3)...........................          74.41         62.35        41.57         32.36         55.70       56.15

                                                               GLOBAL                                              UNIONBANCAL
                                                            MARKETS GROUP                   OTHER                  CORPORATION
                                                        ----------------------     ----------------------      ---------------------
                                                                          AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                                        ----------------------------------------------------------------------------
                                                          1999          2000         1999         2000           1999        2000
                                                        --------      --------     --------     ---------      --------   ----------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
   Net interest income...........................       $ 34,297      $ 22,092     $  12,011    $  27,987      $686,984  $  781,814
   Noninterest income............................          8,403       (12,654)        8,330        5,395       284,106     325,080
                                                        --------      --------     ----------   ---------      --------   ---------
   Total revenue.................................         42,700         9,438        20,341       33,382       971,090   1,106,894
   Noninterest expense(1)........................         11,974         7,861        42,083        4,303       606,392     538,357
   Credit expense (income).......................              -             -       (61,643)      23,193        15,000     110,000
                                                        --------      --------     ---------    ---------      --------   ---------
   Income before income tax expense (benefit)....         30,726         1,577        39,901        5,886       349,698     458,537
   Income tax expense (benefit)..................         11,797           603          (897)      (9,066)      116,476     158,651
                                                        --------      --------     ---------    ---------      --------    --------
   Net income....................................       $ 18,929      $    974     $  40,798    $  14,952      $233,222  $  299,886
                                                        ========      ========     =========    =========      ========  ==========
AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans...................................       $      -      $      -     $   1,006    $     514      $ 24,569  $   26,228
   Total assets..................................          3,952         3,610         1,419          824        31,845      33,434
   Total deposits................................          2,819         3,410            43          591        23,327      25,279
FINANCIAL RATIOS:
   Return on risk adjusted capital(2)............             21%            1%           na           na           na           na
   Return on average assets(2)...................           0.97          0.05            na           na         1.48%        1.80%
   Efficiency ratio(3)...........................          28.04         83.29            na           na        62.39        48.58
---------------------------
(1)   "Other" includes restructuring credits of $19.0 million ($11.8 million, net of tax).
(2)   Annualized.
(3)   The efficiency ratio is noninterest expense, excluding foreclosed asset income and restructuring charge, as a percentage of net interest income (taxable-equivalent) and noninterest income.  Foreclosed asset income/(expense)  was $0.553  million and  ($0.021)  million for the first six months of 1999 and 2000, respectively.
      (na) = not applicable

         COMMUNITY BANKING AND INVESTMENT SERVICES GROUP

         The Community Banking and Investment Services Group strives to provide the best possible financial products to individuals and small businesses including a complete set of credit, deposit and trust products delivered through branches, relationship managers, private bankers and trust administrators. The Community Banking and Investment Services Group provides its customers with high quality customer service executed through a number of responsive and efficient delivery channels.

         In addition to our traditional network channels, the Community Banking and Investment Services Group announced earlier this year the establishment of a unique alliance with NIX Check Cashing and Operation Hope designed to bring convenient banking services to a broader community. This alliance will allow our small business and consumer clients access to a unique blend of financial services combining the NIX Check Cashing services, Union Bank of California Banking Services and Operation Hope, Inc small business education services. Checking and savings account services are available today through selected NIX locations with future services planned to include applications for consumer loans, credit cards, new and used car loans, home equity loans and residential mortgages.

         Continued success in these strategies has resulted in increased revenues, reduced costs, improved efficiency ratios and higher returns on capital. In the second quarter of 2000, net income increased $27.4 million, an increase of over 75% compared to second quarter 1999. Total revenue increased $33.5 million compared to a year ago with the majority of that increase coming from a $19.6 million increase in noninterest income. Noninterest income increases arose from a strategic repricing effort initiated through Mission Excel, and from the purchase of trust assets of the Imperial Trust Company, which occurred in mid-1999. Net interest income increased $14.0 million over the prior year due to a combination of higher earning asset volume and a higher rate environment.

         Operating expenses decreased in the Community Banking and Investment Services Group by $10.6 million, due to a combination of the continued implementation of Mission Excel cost reduction efforts and the introduction of technology improvements in back office operations and call centers.

         With the completion of organizational changes resulting from Mission Excel, the Community Banking and Investment Services Group is comprised of three major divisions: Community Banking, Wealth Management, and Institutional Services and Asset Management.

         COMMUNITY BANKING serves over one million consumer households and businesses through its 241 full-service branches in California, 6 full-service branches in Oregon and Washington, 3 full-service branches in Guam and Saipan and its network of over 425 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our Bank@Home product at www.UBOC.com. In addition, the division offers automated teller and point-of-sale debit services through our founding membership in the Star System(R), the largest shared ATM network in the Western United States.

         This division is organized by service delivery method, by markets and by geography. We serve our customers in the following ways:

         o Through community banking branches, which serve consumers and businesses with checking and deposit services, as well as various types of indirect and direct financing, including auto leasing and residential real estate lending,

         o Through on-line access our internet banking services augment our physical delivery channels by providing a wide array of customer transaction, bill payment and loan payment services,

         o Through business banking centers, which serve businesses with sales up to $5 million, and

         o Through in-store branches, which also serve consumers and businesses.

         WEALTH MANAGEMENT provides private banking services to our affluent clientele as well as brokerage products and services.

         o The Private Bank focuses primarily on delivering integrated and customized financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms. Specific products and services include trust and estate services, investment account management services, offshore trust services and customized deposit and credit products. The Private Bank's strategy is to expand its business by leveraging existing Bank client relationships, increasing its geographic market coverage and the breadth of its products and services. Through its 8 locations, the Private Bank relationship managers offer all of the Bank's available products and services.

         o Our brokerage products and services are provided through UBOC Investment Services, Inc., a registered broker/dealer offering a full line of investment products to individuals and institutional clients. Its primary strategy is to further penetrate our existing client base.

         INSTITUTIONAL   SERVICES  AND  ASSET  MANAGEMENT   provides  investment
management and administration services for a broad range of individuals and institutions.

         o HighMark Capital Management, Inc., a registered investment advisor, manages our proprietary HighMark family of mutual funds. It also offers investment management services to all UBOC clients, including institutions, pension funds and individuals. HighMark Capital Management's strategy is to expand distribution of its mutual funds by targeting its marketing efforts at registered investment advisors and regional broker/dealers. In addition, HighMark Capital Management, Inc. is working with The Bank of Tokyo-Mitsubishi, Ltd. and other third parties to establish mutual funds offshore that HighMark will advise and offer to non-U.S. investors. HighMark also serves as a sub-advisor for funds managed by Tokyo-Mitsubishi Asset Management, Ltd. in Japan.

         o Business Trust provides businesses, government agencies, unions and non-profit organizations with trustee services, investment management and 401(k) valuation and recordkeeping services. Business Trust's strategy is to expand its third-party distribution network to include insurance companies, investment managers, brokers and mutual funds.

         o Securities Services is engaged in domestic and global securities custody, safekeeping, mutual fund accounting, securities lending, and corporate trust services. Its client base includes financial institutions, businesses, government agencies, unions, investment managers and non-profit organizations. Securities Services is the only West Coast based provider of a full range of institutional financial services.

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

         COMMERCIAL FINANCIAL SERVICES GROUP

         The Commercial Financial Services Group offers customized financing and cash management services to middle market and large corporate business primarily headquartered in the western United States. The Commercial Financial Services Group has continued to produce strong earnings growth by focusing on customer segmentation, allowing the group to provide specialized financing expertise to specific geographic markets and industry segments such as Communications, Energy, Entertainment, and Retailers. Relationship managers and credit executives in the Commercial Financial Services Group provide credit services including commercial loans, accounts receivables and inventory financing, project financing, lease financing, trade financing and real estate financing. In addition to credit services, the group offers its customers access to high quality cash management services delivered through specialized deposit managers with extensive experience in cash management solutions for businesses.

         The group's continued success in their focused approach to the wholesale market has led to second quarter 2000 net income growth of $28.9 million over a year ago. Revenues increased by $54.7 million primarily due to strong loan growth, higher interest rates and improved noninterest income. Operating expenses increased $3.6 million over the second quarter last year due to higher expenses to support increased deposit volume. Despite this increase, the group continues to improve efficiency with revenue growth significantly outpacing expense growth. Credit expenses increased $7.3 million in response to the strong loan growth over the prior year.

         The Commercial Financial Services Group is organized in the following five business units:

         o   The  Commercial  Banking  Division  which  serves   California
             middle-market companies,

         o The Specialized Lending Group which serves clients in specific industries such as Oil and Gas, Utilities, Telecommunications, clients requiring access to asset based lending, lease financing and real estate financing or large corporate clients headquartered in the Western United States,

         o The Corporate Deposit Services Division which provides deposit and cash management expertise to clients in the middle market, large corporate market and specialized industries,

         o The Institutional and Deposit Services Division which provides deposit and cash management expertise to clients in specific deposit intensive industries, and

         o The Corporate Capital Markets Division that provides merchant and investment banking related products and services.

         In addition, the Commercial Customer Service Unit supports the business units described above by providing centralized customer service support.

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

         INTERNATIONAL BANKING GROUP

         The International Banking Group mainly provides correspondent banking and trade finance-related products and services to international financial institutions worldwide, primarily in Asia. This includes providing products and services that facilitate trade finance transactions, including payments, collection and the extension of short-term credit. The group also serves selected foreign firms and U.S. corporate clients in selected countries worldwide, particularly in Asia. In the U.S., the group serves subsidiaries and affiliates of non-Japanese Asian companies and U.S. branches and agencies of foreign banks. The group also provides international services to domestic corporate clients along the West Coast. The group's revenue predominately relates to foreign customers. In the second quarter of 2000, net income decreased $0.7 million compared to the second quarter of 1999. Economic recovery has put pressure on spreads in Asia, and this pressure, along with a decline in portfolio exposure, has reduced net interest income. Noninterest expenses for the second quarter were $0.5 million lower than the same period last year as Mission Excel initiatives were implemented.

         The group has a long and stable history of providing correspondent and trade- related services to international financial institutions. We believe that we have achieved a leading market position and strong customer loyalty in the Asia/Pacific correspondent banking market because we provide high quality, customized products, and services at competitive prices. The group maintains branches in Tokyo, Taipei, Seoul, Manila and Hong Kong, representative offices in other parts of Asia and Latin America, and an international banking subsidiary in New York.

         One of the group's primary services is international trade finance. Trade finance is typically short-term, which means it generally has a lower credit risk.

         GLOBAL MARKETS GROUP

         The Global Markets Group conducts business activities primarily to support the previously described business groups and their customers. This group offers a broad range of risk management products, such as foreign exchange and interest rate swaps, caps and floors. Additionally, it places debt securities, including Union Bank of California, N.A.'s own liabilities, with institutional investors and trades debt instruments in the secondary market. At the same time, this group manages our market-related risks as part of its responsibilities for asset/liability management including wholesale funding, liquidity, securities portfolio, and off-balance sheet interest rate risk hedges. In the second quarter of 2000, net income decreased $5.1 million compared to the second quarter of 1999. Total revenue in the second quarter of 2000 decreased $10.3 million primarily due to the sale of securities in our portfolio in order to replace low yielding with higher yielding securities compared to the second quarter of 1999. Noninterest expense in the second quarter of 2000 decreased $2.0 million largely due to personnel expense reductions compared to the second quarter of 1999.

         OTHER

         "Other" includes the following items:

         o Corporate activities that are not directly attributable to one of the four major business units. Included in this category are goodwill and certain other non-recurring items such as restructuring charges (credits), merger and integration expense, certain parent company non-bank subsidiaries, and the elimination of the fully taxable-equivalent amounts.

         o The adjustment between the credit expense under RAROC and the provision for credit losses under US GAAP, the net impact of transfer pricing, and earnings associated with unallocated equity capital.

         o The Credit Management Group, which includes $97 million and $229 million of average nonperforming assets at June 30, 1999 and 2000, respectively.

         o The Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered outside the U.S., mostly in Japan.

         o   The residual costs of support groups.

NET INTEREST INCOME

         The table below shows the major components of net interest income and net interest margin.


                                                                        FOR THE THREE MONTHS ENDED
                                                                        --------------------------
                                                          JUNE 30, 1999                                  JUNE 30, 2000
                                            -----------------------------------------      -----------------------------------------
                                                              INTEREST       AVERAGE                          INTEREST       AVERAGE
                                              AVERAGE         INCOME/         YIELD/         AVERAGE          INCOME/        YIELD/
(DOLLARS IN THOUSANDS)                        BALANCE         EXPENSE(1)      RATE(1)        BALANCE          EXPENSE(1)     RATE(1)
----------------------                      -----------       ----------     --------      -----------        ----------     -------
ASSETS
Loans:(2)
   Domestic........................         $23,798,981         $448,704        7.56%      $25,385,864          $544,700       8.63%
   Foreign(3)......................           1,055,863           16,284         6.19        1,055,548            17,441        6.65
Securities-taxable.................           3,385,289           52,798         6.24        3,400,563            55,269        6.51
Securities-tax-exempt..............              80,378            2,076        10.33           68,992             1,725       10.00
Interest bearing deposits in banks.             204,783            3,068         6.01          224,542             2,563        4.59
Federal funds sold and securities                96,976            1,196         4.95          130,551             2,082        6.41
   purchased under resale agreements
Trading account assets.............             245,720            2,563         4.18          309,002             4,800        6.25
                                            -----------         --------                   -----------          --------
      Total earning assets.........          28,867,990          526,689         7.32       30,575,062           628,580        8.26
                                                                --------                                        --------

Allowance for credit losses........           (444,775)                                      (502,637)
Cash and due from banks............           1,992,353                                      2,148,274
Premises and equipment, net........             434,916                                        424,321
Other assets.......................           1,110,312                                      1,201,425
                                            -----------                                    -----------
      Total assets.................         $31,960,796                                    $33,846,445
                                            ===========                                    ===========

LIABILITIES
Domestic deposits:
   Interest bearing................          $5,642,605           35,065         2.49       $5,966,563            39,077        2.63
   Savings and consumer time.......           3,349,783           26,423         3.16        3,408,870            29,778        3.51
   Large time......................           3,780,046           40,031         4.25        4,691,132            71,333        6.12
Foreign deposits(3)................           1,588,022           17,181         4.34        1,782,915            24,441        5.51
                                            -----------         --------                   -----------          --------
      Total interest bearing deposits        14,360,456          118,700         3.32       15,849,480           164,629        4.18
                                            -----------         --------                   -----------          --------

Federal funds purchased and
   securities sold under repurchase
   agreements......................           1,810,742           21,107         4.68        1,747,380            26,865        6.18
Commercial paper...................           1,513,389           18,020         4.78        1,508,552            23,364        6.23
Other borrowed funds...............             809,688            9,721         4.82          403,730             5,222        5.20
Subordinated capital notes.........             298,000            4,036         5.43          298,000             5,081        6.86
UnionBanCal Corporation-obligated
   mandatorily redeemable preferred
   securities of subsidiary grantor
   trust...........................             350,000            7,091         8.11          350,000             6,490        7.41
                                             -----------         --------                   -----------          --------
      Total borrowed funds.........           4,781,819           59,975         5.03        4,307,662            67,022        6.25
                                            -----------         --------                   -----------          --------
      Total interest bearing
        liabilities................          19,142,275          178,675         3.74       20,157,142           231,651        4.62
                                                                --------                   -----------
Noninterest bearing deposits.......           8,988,105                                      9,627,284
Other liabilities..................             957,425                                        976,792
                                            -----------                                    -----------
      Total liabilities............          29,087,805                                     30,761,218
SHAREHOLDERS' EQUITY
Common equity......................           2,872,991                                      3,085,227
                                            -----------                                    -----------
      Total shareholders' equity...           2,872,991                                      3,085,227
                                            -----------                                    -----------
      Total liabilities and
        shareholders' equity.......         $31,960,796                                    $33,846,445
                                            ===========                                    ===========
Net interest income/margin
   (taxable-equivalent basis)......                              348,014        4.84%                            396,929       5.21%
Less: taxable-equivalent adjustment.                                 851                                             637
                                                                --------                                        --------
      Net interest income..........                             $347,163                                        $396,292
                                                                ========                                        ========
---------------------------

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


                                                                         FOR THE SIX MONTHS ENDED
                                                                         --------------------------
                                                          JUNE 30, 1999                                  JUNE 30, 2000
                                            -----------------------------------------      -----------------------------------------
                                                              INTEREST       AVERAGE                          INTEREST       AVERAGE
                                              AVERAGE         INCOME/         YIELD/         AVERAGE          INCOME/        YIELD/
(DOLLARS IN THOUSANDS)                        BALANCE         EXPENSE(1)      RATE(1)        BALANCE          EXPENSE(1)     RATE(1)
----------------------                      -----------       ----------     --------      -----------        ----------     -------
ASSETS
Loans:(2)
   Domestic........................         $23,471,714         $881,817        7.57%      $25,151,087        $1,066,371       8.53%
   Foreign(3)......................           1,097,657           34,814         6.40        1,076,478            35,817        6.69
Securities-taxable.................           3,459,548          108,185         6.26        3,261,317           104,603        6.42
Securities-tax-exempt..............              82,618            4,206        10.18           69,642             3,490       10.02
Interest bearing deposits in banks.             210,146            6,256         6.00          202,414             4,747        4.72
Federal funds sold and securities
   purchased under resale agreements            118,008            2,893         4.94          170,251             5,101        6.03
Trading account assets.............             304,337            6,501         4.31          269,884             8,081        6.02
                                            -----------        ---------                   -----------        ----------
      Total earning assets.........          28,744,028        1,044,672         7.33       30,201,073         1,228,210        8.17
                                                               ---------                                      ----------
Allowance for credit losses........           (450,991)                                      (489,092)
Cash and due from banks............           1,987,361                                      2,112,631
Premises and equipment, net........             431,280                                        424,376
Other assets.......................           1,133,220                                      1,185,313
                                            -----------                                    -----------
      Total assets.................         $31,844,898                                    $33,434,301
                                            ===========                                    ===========

LIABILITIES
Domestic deposits:
   Interest bearing................          $5,576,172           69,772         2.52       $5,925,182            76,142        2.58
   Savings and consumer time.......           3,342,751           53,684         3.24        3,402,526            58,349        3.45
   Large time......................           3,888,808           84,210         4.37        4,571,463           134,447        5.91
Foreign deposits(3)................           1,554,959           33,813         4.39        1,922,153            51,366        5.37
                                            -----------        ---------                   -----------        ----------
      Total interest bearing deposits        14,362,690          241,479         3.39       15,821,324           320,304        4.07
                                            -----------        ---------                   -----------        ----------

Federal funds purchased and
   securities sold under repurchase
   agreements......................           1,757,433           40,876         4.69        1,537,135            45,389        5.94
Commercial paper...................           1,554,786           37,194         4.82        1,511,586            44,932        5.98
Other borrowed funds...............             723,847           17,871         4.98          428,599            11,168        5.24
Subordinated capital notes.........             298,000            8,145         5.51          298,000             9,937        6.71
UnionBanCal Corporation-obligated
   mandatorily redeemable preferred
   securities of subsidiary grantor
   trust...........................             255,249           10,382         8.15          350,000            13,374        7.63
                                            -----------        ---------                   -----------        ----------
      Total borrowed funds.........           4,589,315          114,468         5.03        4,125,320           124,800        6.08
                                            -----------        ---------                   -----------        ----------
      Total interest bearing
        liabilities................          18,952,005          355,947         3.79       19,946,644           445,104        4.49
                                                               ---------                                      ----------
Noninterest bearing deposits.......           8,964,675                                      9,457,368
Other liabilities..................             994,882                                        980,304
                                            -----------                                    -----------
      Total liabilities............          28,911,562                                     30,384,316
SHAREHOLDERS' EQUITY
Common equity......................           2,933,336                                      3,049,985
                                            -----------                                    -----------
      Total shareholders' equity...           2,933,336                                      3,049,985
                                            -----------                                    -----------
      Total liabilities and
        shareholders' equity.......         $31,844,898                                    $33,434,301
                                            ===========                                    ===========


Net interest income/margin (taxable-equivalent basis)            688,725        4.83%                            783,106       5.21%
Less: taxable-equivalent adjustment                                1,741                                           1,292
                                                               ---------                                        --------
Net interest income................                             $686,984                                        $781,814
                                                                ========                                        ========

---------------------------

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

         THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000

         Net interest income, on a taxable-equivalent basis, was $348.0 million in the second quarter of 1999, compared with $396.9 million in the second quarter of 2000. This increase of $48.9 million, or 14 percent, was attributable primarily to a $1.7 billion, or 6 percent, increase in average earning assets, partially funded by a $639.2 million, or 7 percent, increase in average noninterest bearing deposits. In addition, the net interest margin was favorably impacted by the interest rate environment that contributed to higher yields on loans and other interest bearing assets, partially offset by higher rates on deposits and other average interest bearing liabilities, as well as a lower effective cost of funding the increased assets. The net interest margin increased 37 basis points to 5.21%.

         Average earning assets were $28.9 billion in the second quarter of 1999, compared with $30.6 billion in the second quarter of 2000. This growth was attributable to a $1.6 billion, or 6 percent, increase in average loans. The growth in average loans was mostly due to the increase in average commercial, financial and industrial loans of $972.1 million, real estate mortgage loans of $479.5 million, and real estate construction loans of $256.2 million, partially offset by lower average consumer loans of $160.0 million.

         The higher interest rate environment resulted in higher yields on average earning assets of 94 basis points, partially offset by higher rates paid on average interest bearing liabilities of 88 basis points. The decision to maintain an asset sensitive balance sheet contributed to the higher yields. The $1.0 billion, or 5 percent, increase in average interest bearing liabilities over the second quarter of 1999 was due to an increase in average interest bearing deposits of $1.5 billion, primarily large time deposits.

         Average noninterest bearing deposits increased $639.2 million, or 7 percent, over the second quarter of 1999. This large base of interest-free funding continues to benefit our lower cost of funds.

         SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000

         Net interest income, on a taxable-equivalent basis, was $688.7 million in the first six months of 1999, compared with $783.1 million in the first six months of 2000. This increase of $94.4 million, or 14 percent, was attributable primarily to a $1.5 billion, or 5 percent, increase in average earning assets, partially funded by a $492.7 million, or 5 percent, increase in average noninterest bearing deposits. In addition, the net interest margin was favorably impacted by the interest rate environment that contributed to higher yields on loans and other interest bearing assets, partially offset by higher rates on deposits and other average interest bearing liabilities, as well as a lower effective cost of funding the increased assets. The net interest margin increased 38 basis points to 5.21%.

         Average earning assets were $28.7 billion in the first six months of 1999, compared with $30.2 billion in the first six months of 2000. This growth was attributable to a $1.7 billion, or 7 percent, increase in average loans, partially offset by $211.2 million, or 6 percent decrease in average securities. The growth in average loans was mostly due to the increase in average commercial, financial and industrial loans of $991.3 million, real estate mortgage loans of $522.9 million, and real estate construction loans of $251.2 million, partially offset by lower average consumer loans of $154.5 million. The decrease in average securities, which comprised primarily fixed rate available for sale securities, reflected liquidity and interest rate risk management actions.

         The higher interest rate environment resulted in higher yields on average earning assets of 84 basis points, partially offset by higher rates paid on average interest bearing liabilities of 70 basis points. The decision to maintain an asset sensitive balance sheet contributed to the higher yields. The $994.6 million, or 5 percent, increase in average interest bearing liabilities over the first six months of 1999 was due to an increase in average interest bearing deposits of $1.5 billion, or 10 percent, primarily large time deposits.

         Average noninterest bearing deposits increased $492.7 million, or 5 percent, over the first six months of 1999. This large base of interest-free funding continues to benefit our lower cost of funds.


NONINTEREST INCOME


                                                            FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                        ----------------------------------      -----------------------------------
                                                           JUNE 30,     JUNE 30,      PERCENT     JUNE 30,      JUNE 30,     PERCENT
                                                             1999         2000        CHANGE        1999         2000        CHANGE
(DOLLARS IN THOUSANDS)                                     --------     --------     --------     --------      --------     -------

Service charges on deposit accounts................         $42,929      $52,645       22.63%      $82,580      $100,208      21.35%
Trust and investment management fees...............          33,983       37,388        10.02       66,254        76,188       14.99
Merchant transaction processing fees...............          18,146       18,438         1.61       32,658        35,533        8.80
International commissions and fees.................          18,080       18,415         1.85       35,711        35,451      (0.73)
Merchant banking fees..............................           9,154       11,109        21.36       16,615        25,328       52.44
Brokerage commissions and fees.....................           6,080        9,263        52.35       11,676        18,693       60.10
Foreign exchange trading gains, net................           4,494        7,869        75.10        9,606        14,912       55.24
Securities gains, net..............................             634       10,018           nm        1,895         5,700      200.79
Other..............................................          11,298        7,925      (29.85)       27,111        13,067     (51.80)
                                                           --------     --------      -------     --------      --------     -------
   Total noninterest income........................        $144,798     $173,070       19.53%     $284,106      $325,080      14.42%
                                                           ========     ========                  ========      ========
---------------------------

nm = not meaningful


         THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000

         In the second quarter of 2000, noninterest income was $173.1 million, an increase of $28.3 million, or 20 percent, over the same period in 1999. This increase was attributed to growth in deposit- related income, net gains from securities sales, trust and investment fees, merchant banking and brokerage revenues, and net gains from foreign exchange trading.

         Service charges on deposit accounts revenue was $52.6 million, an increase of $9.7 million or 23 percent over the second quarter of 1999. The increase was primarily attributable to a 9 percent increase in average deposits, higher overdraft fees due to a change in fee structure, and the expansion of several products and services.

         Trust and investment management fees were $37.4 million for the quarter, an increase of $3.4 million or 10% over same period 1999. The increase was attributed to the purchase of the trust assets of Imperial Trust Company, which occurred in mid-1999 and growth in the institutional trust business, offset by a small decline in personal trust fees. Managed assets have grown 11% over the prior year and currently stand at $20.9 billion, while total assets have increased 19% to $130.1 billion.

         Merchant banking fees were $11.1 million, an increase of $2.0 million or 21 percent over the second quarter of 1999. The increase was primarily related to increased syndication and investment banking activities for the period.

         Brokerage commissions and fees were $9.3 million, an increase of $3.2 million or 52 percent over the second quarter of 1999. The increase was primarily related to brokerage commissions on sales of non-proprietary mutual funds, annuities, and insurance products and growth in corporate sweep products.

         Foreign exchange trading gains, net were $7.9 million, an increase of $3.4 million or 75% over the second quarter of 1999. The increase was attributed to an increase in exporters' cross border transactions, reflecting the gradual recovery of the Asian and European economies and a strong US dollar that resulted in an increase in overseas direct investments and capital market securities' investments.

         Securities gains, net were $10.0 million, an increase of $9.4 million over the second quarter of 1999. This increase was primarily related to a single venture capital securities gain.

         Other noninterest income was $7.9 million, a decrease of $3.4 million or 30 percent from the second quarter of 1999. The decrease was attributed to lower trading gains on money market securities and on the sale of a portion of the healthcare industry related loans in the portfolio.

         SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000

         In the first six months of 2000, noninterest income was $325.1 million, an increase of $41.0 million, or 14 percent, over the same period in 1999. This increase was primarily attributed to growth in deposit-related income, trust and investment fees, merchant banking and brokerage revenues, net gains from foreign exchange trading, and net gains from securities sales.

         Service charges on deposit accounts revenue was $100.2 million, an increase of $17.6 million or 21 percent over the first six months of 1999. The increase was primarily attributable to a 8 percent increase in average deposits, higher overdraft fees due to a change in fee structure, and the expansion of several products and services.

         Trust and investment management fees were $76.2 million, an increase of $9.9 million or 15 percent over the first six months of 1999. The acquisition of Imperial Trust Company accounted for just over 33% of the increase with the rest attributable to growth in institutional trust business, institutional asset management accounts, and a 20% increase in retail HighMark Fund balances.

         Merchant banking fees were $25.3 million, an increase of $8.7 million or 52 percent over the first six months of 1999. The increase was primarily related to higher syndication and investment banking activities for the period.

         Brokerage commissions and fees were $18.7 million, an increase of $7.0 million or 60 percent over the first six months of 1999. The increase was primarily related to brokerage commissions on sales of non-proprietary mutual funds, annuities, and insurance products and growth in corporate sweep products.

         Foreign exchange trading gains, net were $14.9 million, an increase of $5.3 million or 55% over the first six months of 1999. The increase was attributed to an increase in exporters' cross border transactions, reflecting the gradual recovery of the Asian and European economies and a strong US$ which resulted in an increase in overseas direct investments and capital market securities' investments.

         Securities gains, net were $5.7 million, an increase of $3.8 million or 201 percent over the first six months of 1999. This increase was primarily related to a single venture capital securities gain, partially offset by the sale of certain lower yielding securities in our portfolio where the proceeds were used to purchase higher yielding securities.

         Other noninterest income was $13.1 million, a decrease of $14.0 million or 52 percent over the first six months of 1999. The decrease was attributed to lower trading gains on money market securities and on the sale of a portion of the healthcare industry related loans in the portfolio, partially offset by a $4.1 million gain on the sale of a property.


NONINTEREST EXPENSE


                                                            FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                       ------------------------------------      -----------------------------------
                                                       JUNE 30,     JUNE 30,        PERCENT      JUNE 30,      JUNE 30,      PERCENT
(DOLLARS IN THOUSANDS)                                   1999         2000           CHANGE        1999          2000         CHANGE
----------------------                                 --------     --------       --------      --------      --------     --------

Salaries and other compensation................        $135,202     $127,711        (5.54)%      $266,276      $257,326      (3.36)%
Employee benefits..............................          31,813       25,351        (20.31)        68,406        34,930      (48.94)
                                                       --------     --------                     --------      --------
Personnel-related expense......................         167,015      153,062         (8.35)       334,682       292,256      (12.68)
Net occupancy..................................          21,917       22,010           0.42        44,378        44,694         0.71
Equipment......................................          15,475       16,710           7.98        30,016        32,004         6.62
Merchant transaction processing................          13,258       12,644         (4.63)        24,868        24,360       (2.04)
Communications.................................          10,618       10,745           1.20        20,551        21,312         3.70
Professional services..........................          10,290       10,556           2.59        20,984        18,518      (11.75)
Data processing................................           7,661        8,975          17.15        15,662        17,622        12.51
Advertising and public relations...............           9,390        6,758        (28.03)        15,496        12,504      (19.31)
Software.......................................           6,264        5,147        (17.83)        12,677        10,981      (13.38)
Printing and office supplies...................           6,025        4,933        (18.12)        12,697         9,890      (22.11)
Travel.........................................           5,822        4,417        (24.13)         9,901         8,120      (17.99)
Intangible asset amortization..................           3,509        3,338         (4.87)         7,018         6,676       (4.87)
Armored car....................................           3,241        3,143         (3.02)         6,468         6,284       (2.84)
Foreclosed asset expense (income)..............           (512)           56             nm         (553)            21           nm
Restructuring credit...........................               -      (8,000)             nm             -      (19,000)           nm
Other..........................................          25,256       27,825          10.17        51,547        52,115         1.10
                                                       --------     --------                     --------      --------
   Total noninterest expense...................        $305,229     $282,319         (7.51)      $606,392      $538,357      (11.22)
                                                       ========     ========                     ========      ========
---------------------------

nm = not meaningful



         THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000

         In the second quarter of 2000, noninterest expense, excluding the restructuring credit, was $290.3 million, a decrease of $14.9 million, or 5 percent, over the same period in 1999. This decrease was mainly attributed to lower direct expenses realized through our Mission Excel expense reduction efforts  and  higher  expenses  in the  prior  year  related  to the  Year  2000 conversion.

         Personnel-related expense was $153.1 million, a decrease of $14.0 million or 8 percent over the second quarter of 1999. This decrease was attributed to lower staff expense due to personnel reductions achieved through Mission Excel and changes to our pension plan assumptions.

         Advertising and public relations expense was $6.8 million, a decrease $2.6 million or 28 percent over the second quarter of 1999. This decrease was primarily related to a major outdoor-related advertising campaign sponsored in the prior year, as well as to the timing of current projects in the current year.

         SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000

         In the first six months of 2000, noninterest expense, excluding the restructuring credit, was $557.4 million, a decrease of $49.0 million, or 8 percent, over the same period in 1999. This decrease was attributed to lower direct expenses realized through our Mission Excel expense reduction efforts, higher expenses in the prior year related to the Year 2000 conversion, and a one-time credit of $16.0 million related to an accounting change in recognizing pension expense.

         Personnel-related expense was $292.3 million, a decrease of $42.4 million or 13 percent over the first six months of 1999. This decrease was attributed to a one-time credit for an accounting methodology change in recognizing pension expense of $16.0 million, personnel reductions achieved through Mission Excel, and changes to our pension plan assumptions.

         Professional services were $18.5 million, a decrease of $2.5 million or 12 percent over the first six months of 1999. This decrease was attributed to higher Year 2000 conversion cost in the first six months of 1999.

         Printing and office supplies expense was $9.9 million, a decrease of $2.8 million or 22 percent over the first six months of 1999. This improvement was attributed to Mission Excel efficiency achievements.

INCOME TAX EXPENSE

         The effective tax rate for each of the second quarters of 1999 and 2000 were 35 percent. The effective tax rate for the first six months of 1999 and 2000 were 33 percent and 35 percent, respectively. During the first quarter of 1999, we recognized a tax benefit as the result of an IRS settlement of $6.3 million for refund claims we filed for the years 1992 through 1994. Excluding this tax benefit, our effective tax rate would have been 35 percent for the first six months ended June 30, 1999 and June 30, 2000.

LOANS

         The following table shows loans outstanding by loan type.


                                                                                                              PERCENT CHANGE TO
                                                                                                             JUNE 30, 2000 FROM:
                                                                                                         ---------------------------
                                                     JUNE 30,         DECEMBER 31,       JUNE 30,        JUNE 30,       DECEMBER 31,
(DOLLARS IN THOUSANDS)                                 1999               1999             2000            1999             1999
----------------------                              -----------        -----------      -----------      --------       ------------
Domestic:
   Commercial, financial and industrial....         $13,440,720        $14,176,630      $14,716,318         9.49%              3.81%
   Construction............................             559,906            648,478          844,632         50.85              30.25
   Mortgage:
      Residential..........................           2,567,584          2,581,141        2,684,010          4.53               3.99
      Commercial...........................           3,132,623          3,572,347        3,418,277          9.12             (4.31)
                                                    -----------        -----------      -----------
        Total mortgage.....................           5,700,207          6,153,488        6,102,287          7.05             (0.83)
   Consumer:
      Installment..........................           1,969,685          1,922,158        1,785,146        (9.37)             (7.13)
      Revolving lines of credit............             732,758            727,776          740,822          1.10               1.79
                                                    -----------        -----------      -----------
        Total consumer.....................           2,702,443          2,649,934        2,525,968        (6.53)             (4.68)
   Lease financing.........................           1,142,180          1,148,542        1,139,978        (0.19)             (0.75)
                                                    -----------        -----------      -----------
        Total loans in domestic offices....          23,545,456         24,777,072       25,329,183          7.58               2.23
Loans originated in foreign branches.......           1,041,202          1,135,886        1,043,861          0.26             (8.10)
                                                    -----------        -----------      -----------
Total loans................................         $24,586,658        $25,912,958      $26,373,044         7.27%              1.78%
                                                    ===========        ===========      ===========

         Our lending activities are predominantly domestic, with such loans comprising 96 percent of the total loan portfolio at June 30, 2000. Total loans at June 30, 2000 were $26.4 billion, an increase of $1.8 billion, or 7 percent, over June 30, 1999. The increase was attributable to growth in the commercial, financial and industrial loan portfolio, which increased $1.3 billion, the commercial mortgage loan portfolio, which increased $285.7 million, the construction loan portfolio, which increased $284.7 million, the residential mortgage loan portfolio, which increased $116.4 million, partially offset by, the consumer loan portfolio, which decreased $176.5 million.

         Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are extended principally to corporations, middle market businesses, and small businesses, with no industry concentration exceeding 10 percent of total commercial, financial and industrial loans. At June 30, 1999 and 2000, the commercial, financial and industrial loan portfolio was $13.4 billion, or 55 percent of total loans, and $14.7 billion, or 56 percent of total loans, respectively. The increase of $1.3 billion, or 9 percent, from June 30, 1999 was primarily attributable to loans extended to businesses with revenues exceeding $20 million. The growth continued to reflect the results of initiatives to increase participation in larger syndicated loan positions as lead manager and as agent, especially in the communications, media, and entertainment and energy capital services industries in which we have developed specialized lending expertise.

         The construction loan portfolio totaled $560.0 million, or 2 percent of total loans, at June 30, 1999, compared with $884.6 million, or 3 percent of total loans, at June 30, 2000. This growth of $284.7 million, or 51 percent, from June 30, 1999 was primarily attributable to the continuing favorable California real estate market coupled with a strong West Coast economy.

         Mortgage loans were $5.7 billion, or 23 percent of total loans, at June 30, 1999, compared with $6.1 billion, or 23 percent of total loans, at June 30, 2000. The mortgage loan portfolio consists of loans on commercial and industrial projects and residential loans, secured by one-to-four family residential properties, primarily in California. The increase in commercial mortgage loans of $285.7 million, or 9 percent and in residential mortgage loans of $116.4 million, or 5 percent, from June 30, 1999, reflected both the favorable California real estate market and a strong west coast economy.

         Consumer loans totaled $2.7 billion, or 11 percent of total loans, at June 30, 1999, compared with $2.5 billion, or 10 percent of total loans, at June 30, 2000. The decrease of $176.5 million, or 7 percent, was primarily attributable to a reduction in auto dealer loans mainly due to increased competition in the business and the maturities of loans originated during peak years.

         CROSS-BORDER OUTSTANDINGS

         Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of June 30, 1999, December 31, 1999, and June 30, 2000 for each country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. For those individual countries shown in the table below, most of our local currency outstandings are hedged or are funded by local currency borrowings.


                                                                                       PUBLIC        CORPORATIONS
                                                                     FINANCIAL         SECTOR         AND OTHER            TOTAL
(DOLLARS IN MILLIONS)                                               INSTITUTIONS      ENTITIES        BORROWERS         OUTSTANDINGS
---------------------                                               ------------      --------       ------------       ------------
June 30, 1999
Japan.......................................................                 $72            $-               $448               $520
Korea.......................................................                 353             -                122                475
December 31, 1999
Japan.......................................................                  82             -                339                421
Korea.......................................................                 422             -                 53                475
June 30, 2000
Korea.......................................................                 336             -                 52                388


         PROVISION FOR CREDIT LOSSES

         We recorded a $10.0 million provision for credit losses in the second quarter of 1999, compared with a $70 million provision for credit losses in the second quarter of 2000. The provision for credit losses for the six months ended June 30, 2000 was $110.0 million compared to $15.0 million for the six months ended June 30, 1999. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below.

         The significant increase in our provision for credit losses in the second quarter of 2000 resulted in large part from our normal credit process that identified increasing levels of criticized assets while applying tighter standards to the definitions of potential and well-defined weaknesses in our loan portfolio.

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

         The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, pools of loans, leases and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are developed in the following ways:

         o Problem graded loan loss factors are derived from a migration model that tracks historical loss experience over a six-year period,

         o Pass graded loan loss factors are based on the average annual net charge-off rate over a period we believe is reflective of a business cycle,

         o Pooled loan loss factors (not individually graded loans) are based on expected net charge-offs for one year. Pooled loans are loans that are homogeneous in nature, such as consumer installment and residential mortgage loans and automobile leases.

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

         The unallocated allowance is composed of two elements. The first element consists of an amount between 20 percent to 25 percent of the total of the formula and specific allowances. This element recognizes the model and estimation risk associated with the formula and specific allowances. The second element is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following, which existed at the balance sheet date:

         o General economic and business conditions affecting our key lending areas,

         o Credit quality trends (including trends in nonperforming loans expected to result from existing conditions),

         o   Collateral values,

         o   Loan volumes and concentrations,

         o   Seasoning of the loan portfolio,

         o   Specific industry conditions within portfolio segments,

         o Recent loss experience in particular segments of the portfolio,

         o   Duration of the current business cycle,

         o   Bank regulatory examination results, and

         o   Findings of our internal credit examiners.

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

         COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES FROM DECEMBER 31, 1999

         At December 31, 1999, our allowance for credit losses was $470 million, or 1.82 percent of total loans, and 281 percent of total nonaccrual loans, compared with an allowance for credit losses at June 30, 2000 of $501 million, or 1.90 percent of total loans, and 246 percent of total nonaccrual loans.

         In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 1999, total impaired loans were $167.4 million and the associated impairment allowance was $42.4 million, compared with $203.2 million and $67.2 million, respectively, at June 30, 2000.

         During the second quarter of 2000, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for credit losses. Changes in assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, have affected the assessment of the unallocated allowance. We are presently in the process of reviewing all of our risk grades and their related risk grade factors in order to determine whether or not model and estimation risk is present. Our intent is to complete this review by the fourth quarter of 2000.

         CHANGES IN THE FORMULA, SPECIFIC AND UNALLOCATED ALLOWANCES FROM DECEMBER 31, 1999

         At June 30, 2000, the formula allowance was $308 million compared to $257 million at December 31, 1999, an increase of $51 million. This was due to increases in criticized credits and downward migration within the criticized grades. Regulatory examiners are currently reviewing shared national credits, the outcome of which is expected in mid-August 2000. Further increases in criticized credits could result.

         At June 30, 2000, the specific allowance was $81 million compared to $51 million at December 31, 1999, an increase of $30 million. This was primarily caused by both higher impairment allowances on our nonaccrual loans and higher levels of nonaccrual loans.

         At June 30, 2000, the unallocated allowance was $111 million compared to $162 million at December 31, 1999, a decrease of $51 million. Management believes that the inherent losses related to certain conditions considered in its evaluation of the unallocated allowance have been recognized in the formula allowance during the six months ended June 30, 2000. As a result, $51 million of the unallocated allowance has been incorporated in the formula or specific allowances.

         At June 30, 2000,  we had a $111 million  unallocated  allowance in our
allowance  for  credit  losses.  In  evaluating  the   appropriateness   of  the
unallocated allowance, we considered the following factors:

         o the approximately $78 million to $97 million margin for model and estimation risk prescribed by our credit policy,

         o   the  effects  of  changes  in  the  economic,   regulatory,
             and  technology   environments   on  borrowers  in  the
             communications/media industry, which could be in the range of $6 million to $11 million,

         o the effects of export market conditions and cyclical over-capacity on borrowers in the technology industry, which could be in the range of $4 million to $8 million,

         o the continued but decreasing effects of the instability in certain Asian countries on borrowers, which could be in the range of $5 to $23 million,

         o the continued but decreasing effects of weather conditions on borrowers in the agricultural industry, which could be in the range of $3 million to $6 million, and

         o the adverse effects on borrowers in the healthcare industry from reduced reimbursements from government medical insurance programs, which have been reduced as a result of their incorporation into our formula allowance, which could be in the range of $3 million to $5 million.

         There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth above. See forward-looking statements on page 39.

         CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

         The following table sets forth a reconciliation of changes in our allowance for credit losses.



                                                                                    FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                                       ENDED JUNE 30,             ENDED JUNE 30,
                                                                                   ----------------------      ---------------------
(DOLLARS IN THOUSANDS)                                                               1999          2000          1999         2000
----------------------                                                             --------      --------      --------     --------
Balance, beginning of period................................................       $447,936      $483,206      $459,328     $470,378
Loans charged off:
   Commercial, financial and industrial.....................................          8,758        53,445        12,490       84,774
   Mortgage.................................................................            231            79           640          115
   Consumer.................................................................          3,415         3,099         7,812        5,994
   Lease financing..........................................................            882           731         1,774        1,331
   Foreign(1)...............................................................              -             -        14,127            -
                                                                                   --------      --------      --------     --------
      Total loans charged off...............................................         13,286        57,354        36,843       92,214
Recoveries of loans previously charged off:
   Commercial, financial and industrial.....................................          3,008         2,691         7,570        8,643
   Mortgage.................................................................            307            88           403          127
   Consumer.................................................................          2,223         1,974         4,637        3,513
   Lease financing..........................................................            194           137           343          327
                                                                                   --------      --------      --------     --------
      Total recoveries of loans previously charged off......................          5,732         4,890        12,953       12,610
                                                                                   --------      --------      --------     --------
        Net loans charged off...............................................          7,554        52,464        23,890       79,604
Provision for credit losses.................................................         10,000        70,000        15,000      110,000
Foreign translation adjustment and other net additions (deductions).........             21          (11)          (35)         (43)
                                                                                   --------      --------      --------     --------
Balance, end of period......................................................       $450,403      $500,731      $450,403     $500,731
                                                                                   ========      ========      ========     ========



Allowance for credit losses to total loans..................................          1.83%         1.90%         1.83%        1.90%
Provision for credit losses to net loans charged off........................         132.38        133.42         62.79       138.18
Net loans charged off to average loans outstanding for the period(2)........           0.12          0.80          0.20         0.61

---------------------------

(1)      Foreign loans are those loans originated in foreign branches.
(2)      Annualized.

         Total loans charged off in the second quarter of 2000 increased by $44.1 million from the second quarter of 1999, of which $24 million was related to distressed loan sales. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

         The second quarter's recoveries of loans previously charged off decreased by $0.8 million from the same period in 1999. The percentage of net loans charged off to average loans increased by 567 percent, from the same period in 1999. At June 30, 2000, the allowance for credit losses exceeded the net loans charged off during the second quarter of 2000, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

         Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

         NONPERFORMING ASSETS


                                                                                            JUNE 30,       DECEMBER 31,     JUNE 30,
(DOLLARS IN THOUSANDS)                                                                        199              199            2000
----------------------                                                                      --------       ------------     --------
Commercial, financial and industrial................................................         $81,441           $159,479     $190,397
Construction........................................................................           4,352              4,286        4,078
Commercial mortgage.................................................................           5,115              3,629        3,352
Foreign.............................................................................               -                  -        5,374
                                                                                            --------           --------     --------
      Total nonaccrual loans........................................................          90,908            167,394      203,201
Foreclosed assets...................................................................           6,541              2,386        1,792
Distressed loans held for sale......................................................               -                  -       23,988
                                                                                            --------           --------     --------
      Total nonperforming assets....................................................         $97,449           $169,780     $228,981
                                                                                            ========           ========     ========
Allowance for credit losses.........................................................        $450,403           $470,378     $500,731
                                                                                            ========           ========     ========

                                                                                               0.37%              0.65%        0.77%
Nonaccrual loans to total loans.....................................................
Allowance for credit losses to nonaccrual loans.....................................          495.45             281.00       246.42
Nonperforming assets to total loans, foreclosed assets and distressed loans held for            0.40               0.66         0.87
   sale.............................................................................
Nonperforming assets to total assets................................................            0.30               0.50         0.68


         At June 30, 2000, nonperforming assets totaled $229.0 million, an increase of $131.5 million, or 135 percent, from a year earlier. The increase was concentrated among several large credits in different industry sectors. Included in nonperforming assets are $24 million in distressed loans that are being held for accelerated disposition. During the second quarter of 2000, we sold $66.7 million of distressed loans under this accelerated disposition program.

         Nonaccrual loans as a percentage of total loans were 0.77 percent at June 30, 2000, compared with 0.37 percent at June 30, 1999. Nonperforming assets as a percentage of total loans, foreclosed assets, and distressed loans held for sale increased to 0.87 percent at June 30, 2000 from 0.40 percent at June 30, 1999.


         LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING


                                                                                            JUNE 30,       DECEMBER 31,     JUNE 30,
(DOLLARS IN THOUSANDS)                                                                        199              199            2000
----------------------                                                                      --------       ------------     --------
Commercial, financial and industrial................................................            $409             $2,729       $2,552
Mortgage:
   Residential......................................................................           5,843              5,830        2,837
   Commercial.......................................................................           5,535                442          875
                                                                                             -------            -------       ------
      Total mortgage................................................................          11,378              6,272        3,712
Consumer and other..................................................................           3,364              2,932        3,217
                                                                                             -------            -------       ------
   Total loans 90 days or more past due and still accruing..........................         $15,151            $11,933       $9,481
                                                                                             =======            =======       ======


         LIQUIDITY

         Liquidity risk represents the potential for loss as a result of limitations on our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The Asset & Liability Management (ALM) Policy approved by our Board requires quarterly reviews of our liquidity by the Asset & Liability Management Committee (ALCO), which is composed of bank senior executives. Our liquidity management draws upon the strengths of our extensive retail and commercial market business franchise, coupled with the ability to obtain funds for various terms in a variety of domestic and international money markets. Liquidity is managed through the funding and investment functions of the Global Markets Group.

         Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common shareholders' equity, funded 65 percent of average total assets of $33.8 billion for the second quarter ended June 30, 2000. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper and other borrowings.

         Liquidity may also be provided by the sale or maturity of assets. Such assets include interest-bearing deposits in banks, federal funds sold and securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $0.7 billion during the second quarter of 2000. Additional liquidity may be provided by investment securities available for sale that amounted to $3.5 billion at June 30, 2000, and by loan maturities.

         REGULATORY CAPITAL

         The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.


UNIONBANCAL CORPORATION


                                                                                             Minimum            "Well-Capitalized"
                                June 30,        December 31,        June 30,               Regulatory               Regulatory
(Dollars in thousands)            1999              1999              2000                 Requirement              Requirement
----------------------         -----------      ------------       -----------          -----------------       ------------------
CAPITAL COMPONENTS
Tier 1 capital.........         $3,160,230        $3,308,912        $3,468,456
Tier 2 capital.........            614,712           616,772           618,790
                               -----------       -----------       -----------
Total risk-based capital        $3,774,942        $3,925,684        $4,078,246
                               ===========       ===========       ===========
Risk-weighted assets...        $31,553,704       $33,288,167       $33,907,287
                               ===========       ===========       ===========
Quarterly average assets       $31,889,889       $32,765,347       $33,790,732
                               ===========       ===========       ===========


                              AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT    RATIO        AMOUNT    RATIO
                              ------    -----    ------    -----    ------    -----        ------    -----
CAPITAL RATIOS
Total capital (to           $3,774,942 11.96%  $3,925,684  11.79% $4,087,246  12.05%  >  $2,712,583   8.0%               na
   risk-weighted assets)                                                              -
Tier 1 capital (to           3,160,230  10.02   3,308,912   9.94   3,468,456  10.23   >   1,356,291    4.0               na
   risk-weighted assets)                                                              -
Leverage ratio (1)......     3,160,230   9.91   3,308,912  10.10   3,468,456  10.26   >   1,351,629    4.0               na
                                                                                      -

---------------------------

(1)  Tier 1  capital  divided  by  quarterly  average  assets  (excluding  certain intangible assets).



UNION BANK OF CALIFORNIA, N.A.

                                                                                             Minimum            "Well-Capitalized"
                                June 30,        December 31,        June 30,               Regulatory               Regulatory
(Dollars in thousands)            1999              1999              2000                 Requirement              Requirement
----------------------         -----------      ------------       -----------          -----------------       ------------------
CAPITAL COMPONENTS
Tier 1 capital.........         $3,047,190        $3,103,324        $3,207,626
Tier 2 capital.........            509,703           511,327           510,959
                               -----------       -----------       -----------
Total risk-based capital        $3,556,893        $3,614,651        $3,718,585
                               ===========       ===========       ===========
Risk-weighted assets...        $31,151,170       $32,850,575       $33,276,287
                               ===========       ===========       ===========
Quarterly average assets       $31,587,511       $32,507,079       $33,342,936
                               ===========       ===========       ===========



                              AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT    RATIO        AMOUNT    RATIO           AMOUNT    RATIO
                              ------    -----    ------    -----    ------    -----        ------    -----           ------    -----
Total capital (to             $3,556,893 11.42%  $3,614,651  11.00%  $3,718,585 11.17%  >   $2,662,103   8.0%  >   $3,327,629  10.0%
   risk-weighted assets)..                                                              -                      -
Tier 1 capital (to             3,047,190   9.78   3,103,324    9.45   3,207,626   9.64  >    1,331,051    4.0  >    1,996,577    6.0
   risk-weighted assets)..                                                              -                      -
Leverage ratio(1).........     3,047,190   9.65   3,103,324    9.55   3,207,626   9.62  >    1,333,717    4.0  >    1,667,147    5.0
                                                                                        -                      -

---------------------------

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

         Compared with December 31, 1999, our Tier 1 risk-based capital ratio at June 30, 2000 increased 26 basis points to 10.20 percent, our total risk-based capital ratio increased 26 basis points to 12.05 percent, and our leverage ratio increased 16 basis points to 10.26 percent. The increases in the capital ratios were primarily attributable to a higher growth rate in tier 1 capital attributed to higher growth in net income.

         As of June 30, 2000, management believes the capital ratios of Union Bank of California, N.A. met all regulatory minimums of a "well-capitalized" institution.

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

         SHAREHOLDER VOTES ARE CONTROLLED BY THE BANK OF TOKYO-MITSUBISHI, LTD.

         A  majority  of  our   directors  are  not  officers  or  employees  of
UnionBanCal Corporation or any of our affiliates, including The Bank of Tokyo-Mitsubishi, Ltd. However, because of The Bank of Tokyo-Mitsubishi, Ltd.'s control over the election of our directors, The Bank of Tokyo-Mitsubishi, Ltd. could change the composition of our Board of Directors so that the Board would not have a majority of outside directors. The Bank of Tokyo-Mitsubishi, Ltd. owns a majority of the outstanding shares of our common stock. As a result, The Bank of Tokyo-Mitsubishi, Ltd. can elect all of our directors and as a result can control the vote on all matters, including determinations such as: approval of mergers or other business combinations; sales of all or substantially all of our assets; any matters submitted to a vote of our shareholders; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to common stock or other equity securities; and matters that might be favorable to The Bank of Tokyo-Mitsubishi, Ltd. The Bank of Tokyo-Mitsubishi, Ltd.'s ability to prevent an unsolicited bid for us or any other change in control could have an adverse effect on the market price for our common stock.

         THE BANK OF TOKYO-MITSUBISHI, LTD.'S FINANCIAL CONDITION COULD ADVERSELY AFFECT OUR OPERATIONS

         Although we fund our operations independently of The Bank of Tokyo-Mitsubishi, Ltd. and believe our business is not necessarily closely related to The Bank of Tokyo-Mitsubishi, Ltd.'s business or outlook, The Bank of Tokyo-Mitsubishi. Ltd.'s credit ratings may affect our credit ratings. The Bank of Tokyo-Mitsubishi, Ltd's credit ratings were downgraded in October 1998 by Standard and Poor's Corporation and are currently on Moody's Investors Service, Inc.'s credit watch with negative implications. Any future downgrading of The Bank of Tokyo-Mitsubishi, Ltd.'s credit rating could adversely affect our credit ratings. Therefore, as long as The Bank of Tokyo-Mitsubishi, Ltd. maintains a majority interest in us, deterioration in The Bank of Tokyo-Mitsubishi, Ltd.'s financial condition could result in an increase in our borrowing costs and could impair our access to the public and private capital markets. The Bank of Tokyo-Mitsubishi, Ltd. is also subject to regulatory oversight and review. Our business operations and expansion plans could be negatively affected by regulatory concerns related to the Japanese financial system and The Bank of Tokyo-Mitsubishi, Ltd..

         POTENTIAL CONFLICTS OF INTEREST WITH THE BANK OF TOKYO-MITSUBISHI, LTD. COULD ADVERSELY AFFECT US

         As part of The Bank of Tokyo-Mitsubishi, Ltd.'s normal risk management processes, The Bank of Tokyo-Mitsubishi, Ltd. manages global credit exposures and concentrations on an aggregate basis, including us. Therefore, at certain levels, our ability to approve certain credits and categories of customers is subject to concurrence by The Bank of Tokyo-Mitsubishi, Ltd.. We may wish to extend credit to the same customer as The Bank of Tokyo-Mitsubishi, Ltd.. Our ability to do so may be limited for various reasons, including The Bank of Tokyo-Mitsubishi, Ltd's aggregate credit exposure and marketing policies. Certain directors' and officers' ownership interests in The Bank of Tokyo-Mitsubishi, Ltd.'s common stock or service as a director or officer or other employee of both us and The Bank of Tokyo-Mitsubishi. Ltd. could create or appear to create potential conflicts of interest, especially since both of us compete in the United States banking industry.

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

         ADVERSE EFFECTS OF BANKING REGULATIONS OR CHANGES IN BANKING REGULATIONS COULD ADVERSELY AFFECT US

         We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by any future changes in laws, regulations, policies or interpretations. Additionally, our international activities may be subject to the laws and regulations of the jurisdiction where business is being conducted. International laws, regulations and policies affecting us and our subsidiaries may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to The Bank of Tokyo-Mitsubishi, Ltd.'s controlling ownership of us, laws, regulations and policies adopted or enforced by the Government of Japan may adversely affect our activities and investments and those of our subsidiaries in the future. Under long-standing policy of the Board of Governors of the Federal Reserve System, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so.

         POSSIBLE FUTURE SALES OF SHARES BY THE BANK OF TOKYO-MITSUBISHI, LTD. COULD ADVERSELY AFFECT THE MARKET FOR OUR STOCK

         Although The Bank of Tokyo-Mitsubishi, Ltd. has announced its intention to maintain its majority ownership in us, The Bank of Tokyo-Mitsubishi, Ltd. may sell shares of our common stock in compliance with the federal securities laws. By virtue of The Bank of Tokyo-Mitsubishi, Ltd.'s current control of us, The Bank of Tokyo-Mitsubishi, Ltd. could sell large amounts of shares of our common stock by causing us to file a registration statement that would allow them to sell shares more easily. In addition, The Bank of Tokyo-Mitsubishi, Ltd. could sell shares of our common stock without registration pursuant to Rule 144 under the Securities Act. Although we can make no prediction as to the effect, if any, that such sales would have on the market price of our common stock, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect our market price. If The Bank of Tokyo-Mitsubishi, Ltd. sells or transfers shares of our common stock as a block, another person or entity could become our controlling shareholder.

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

         Factors that may adversely affect our ability to attain our long-term financial performance goals include:

         o   deterioration of our asset quality,

         o   our inability to reduce noninterest expenses,

         o   our inability to increase noninterest income,

         o   our inability to decrease reliance on asset revenues,

         o   our ability to sustain loan growth,

         o regulatory and other impediments associated with making acquisitions,

         o deterioration in general economic conditions, especially in our core markets,

         o   decreases in net interest margins,

         o   increases in competition,

         o   adverse regulatory or legislative developments,

         o unexpected increases in costs related to potential acquisi-tions, and

         o unexpected increased costs associated with implementation of our efficiency improvement project.

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

                           PART II. OTHER INFORMATION



ITEM 4. OTHER INFORMATION

         SHAREHOLDER PROPOSALS: Shareholders who expect to present a proposal at the 2001 Annual Meeting of Shareholders should notify the Secretary of the Company at 400 California Street, Mail Code 1-001-18, San Francisco, CA 94104 by December 1, 2000. Without such notice, proxy holders appointed by the Board of Directors of the Company will be entitled to exercise their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the proposal in the proxy statement. Note that the December 31, 2000 deadline for submitting shareholder proposals for presentation at the 2001 Annual Meeting of Shareholders, for publication in the Company's proxy statement and action on the proxy form or otherwise, as stated on page 23 of the Company's Proxy Statement dated March 31, 2000, is incorrect. The correct deadline is December 1, 2000.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

NO.      DESCRIPTION
---      -----------

 3.1     Restated Articles of Incorporation of the Registrant, as amended(1)
 3.2     By-laws of the Registrant, as amended January 27, 1999(2)
10.1     Management Stock Plan. (As restated effective June 1, 1997)*(3)
10.2 Union Bank of California Deferred Compensation Plan. (January 1, 1997, Restatement, as amended November 21, 1996)*(4)
10.3 Union Bank of California Senior Management Bonus Plan. (Effective January 1, 2000)*(5)
10.4     Richard C. Hartnack Employment Agreement. (Effective January 1, 1998)*
         (6)
10.5     Robert M. Walker Employment Agreement. (Effective January 1, 1998)*(6)
10.6 Union Bank of California Supplemental Executive Retirement Plan. (Effective January 1, 1988) (Amended and restated as of January 1,
         1997)*(3)
10.7     Performance Share Plan. (Effective January 1, 1997) *(3)
10.8 Service Agreement Between Union Bank of California and The Bank of Tokyo-Mitsubishi Ltd. (Effective October 1, 1997)*(3)
10.9     Management Stock Plan. (As restated effective January 1, 2000)*(7)
10.10 Union Bank of California, N.A. Supplemental Retirement Plan for Policy Making Officers (effective November 1, 1999)*(5)
27.1     Financial Data Schedule(5)

---------------------------
(1) Incorporated by reference to Form 10-K for the year ended December 31, 1998.

(2) Incorporated by reference to Form 10-Q for the quarter ended March 31, 1999.

(3) Incorporated by reference to Form 10-K for the year ended December 31, 1997.

(4) Incorporated by reference to Form 10-K for the year ended December 31, 1996.

(5)      Filed herewith.

(6) Incorporated by reference to Form 10-Q for the quarter ended September 30, 1998.

(7) Incorporated by reference to Form 10-Q for the quarter ended June 30, 1999.

* Management contract or compensatory plan, contract or arrangement.

(b)      Reports on Form 8-K:

         We filed a report on Form 8-K on June 16, 2000 under Item 5 to report UnionBanCal Corporation's June 15, 2000 press release concerning estimated operating earnings for second quarter 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            UNIONBANCAL CORPORATION
                             (Registrant)


                            By: /s/ DAVID I. MATSON
                                ----------------------------------------
                                    David I. Matson
                                    Executive Vice President and
                                    Chief Financial Officer


                            By: /s/ DAVID A. ANDERSON
                                ----------------------------------------
                                    David A. Anderson
                                    Senior Vice President and Controller


                            Dated:  August 14, 2000