Form 10-Q
period 2000-09-30
UNIONBANCAL CORP
filed 2000-11-13
CIK 1011659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                         COMMISSION FILE NUMBER 0-28118

                                   -----------

                             UnionBanCal Corporation


State of Incorporation:                       I.R.S. Employer Identification No.
       California                                         94-1234979


                              400 California Street
                      San Francisco, California 94104-1476
                  Registrant's telephone number (415) 765-2969

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

  Number of shares of Common Stock outstanding at October 31, 2000: 159,927,344


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
PART I
FINANCIAL INFORMATION
   Consolidated Financial Highlights....................................................     2
   Item 1. Financial Statements:
      Condensed Consolidated Statements of Income.......................................     4
      Condensed Consolidated Balance Sheets.............................................     5
      Condensed Consolidated Statements of Changes in Shareholders' Equity..............     6
      Condensed Consolidated Statements of Cash Flows...................................     7
      Notes to Condensed Consolidated Financial Statements..............................     8
   Item 2. Management's Discussion and Analysis:
      Introduction......................................................................    14
      Summary...........................................................................    14
      Mission Excel.....................................................................    17
      Business Segments.................................................................    18
      Net Interest Income...............................................................    26
      Noninterest Income................................................................    29
      Noninterest Expense...............................................................    31
      Income Tax Expense................................................................    32
      Loans.............................................................................    32
      Cross-Border Outstandings.........................................................    33
      Provision for Credit Losses.......................................................    34
      Allowance for Credit Losses.......................................................    34
      Nonperforming Assets..............................................................    39
      Loans 90 Days or More Past Due and Still Accruing.................................    39
      Asset Quality Trends..............................................................    39
      Liquidity.........................................................................    40
      Regulatory Capital................................................................    40
      Forward-looking Statements........................................................    41
   Item 3. Market Risk..................................................................    45
PART II
OTHER INFORMATION
   Item 4. Other Information............................................................    46
   Item 5. Exhibits and Reports on Form 8-K.............................................    46
   Signatures...........................................................................    47



                    UnionBanCal Corporation and Subsidiaries
                       Consolidated Financial Highlights
                                  (Unaudited)

                                                                                              PERCENT CHANGE TO
                                                  AS OF AND FOR THE THREE MONTHS ENDED     SEPTEMBER 30, 2000 FROM:
                                              -------------------------------------------  ------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER             SEPTEMBER 30,    JUNE 30,     SEPTEMBER 30,  SEPTEMBER 30,   JUNE 30,
----------------------------------                1999           2000           2000          1999           2000
SHARE DATA)                                   -------------  -----------    -------------  -------------   --------
----------------------------------
   RESULTS OF OPERATIONS:
   Net interest income(1).........           $    360,760   $    396,929    $    404,626        12.16%         1.94%
   Provision for credit losses....                 20,000         70,000          80,000       300.00         14.29
   Noninterest income.............                148,349        173,070         168,928        13.87         (2.39)
   Noninterest expense, excluding
      restructuring charge (credit)               299,298        290,319         291,378        (2.65)         0.36
   Restructuring charge (credit)..                 85,000         (8,000)              -           nm            nm
                                              -----------    -----------     -----------
   Income before income taxes(1)..                104,811        217,680         202,176        92.90         (7.12)
   Taxable-equivalent adjustment..                    747            637             641       (14.19)         0.63
   Income tax expense.............                 32,483         75,628          69,959       115.37         (7.50)
                                              -----------    -----------     -----------
   Net income.....................           $     71,581   $    141,415    $    131,576        83.81%        (6.96)%
                                              ===========    ===========     ===========
   PER COMMON SHARE:
   Net income-basic...............           $       0.43   $       0.87    $       0.82        90.70%        (5.75)%
   Net income-diluted.............                   0.43           0.87            0.82        90.70         (5.75)
   Dividends(2)...................                   0.19           0.25            0.25        31.58             -
   Book value (end of period).....                  17.72          19.42           20.13        13.60          3.66
   Common shares outstanding (end             164,624,258    161,604,417     160,112,869        (2.74)        (0.92)
      of period)..................
   Weighted average common shares             164,616,369    162,231,696     160,759,916        (2.34)        (0.91)
      outstanding-basic...........
   Weighted average common shares             165,472,346    162,660,994     161,014,901        (2.69)        (1.01)
      outstanding-diluted.........
   BALANCE SHEET (END OF PERIOD):
   Total assets...................           $ 32,518,035   $ 33,895,037    $ 33,745,489         3.77%        (0.44)%
   Total loans....................             25,185,682     26,373,044      26,157,939         3.86         (0.82)
   Nonaccrual loans...............                154,900        203,201         282,999        82.70         39.27
   Nonperforming assets...........                158,257        228,981         299,795        89.44         30.93
   Total deposits.................             25,175,921     25,733,981      25,894,059         2.85          0.62
   Trust preferred securities.....                350,000        350,000         350,000            -             -
   Common equity..................              2,917,583      3,138,690       3,222,770        10.46          2.68
   BALANCE SHEET (PERIOD AVERAGE):
   Total assets...................           $ 32,038,792   $ 33,846,445    $ 33,690,070         5.15%        (0.46)%
   Total loans....................             25,152,550     26,441,412      26,454,975         5.18          0.05
   Earning assets.................             29,007,215     30,575,062      30,399,146         4.80         (0.58)
   Total deposits.................             23,926,472     25,476,764      25,402,036         6.17         (0.29)
   Common equity..................              2,929,140      3,085,227       3,185,167         8.74          3.24
   FINANCIAL RATIOS:
   Return on average assets(3)....                   0.89%          1.68%           1.55%
   Return on average common
      equity(3)...................                   9.70          18.44           16.43
   Efficiency ratio(4)............                  75.62          49.52           50.80
   Net interest margin(1).........                   4.93           5.21            5.30
   Dividend payout ratio..........                  44.19          28.74           30.49
   Tangible equity ratio..........                   8.78           9.13            9.41
   Tier 1 risk-based capital ratio                   9.94          10.23           10.52
   Total risk-based capital ratio.                  11.81          12.05           12.35
   Leverage ratio.................                  10.06          10.26           10.47
   Allowance for credit losses to
      total loans.................                   1.82           1.90            2.01
   Allowance for credit losses to
      nonaccrual loans............                 295.31         246.42          185.83
   Net loans charged off to average
      total loans]................                   0.21           0.80            0.82
   Nonperforming assets to total
      loans, foreclosed assets, and
      distressed loans held for sale                 0.63           0.87            1.15
   Nonperforming assets to total
      assets......................                   0.49           0.68            0.89

-----------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.

(3)      Annualized.

(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.7) million in the third quarter of 1999, and none in the second and third quarters of 2000.

nm = not meaningful




                    UnionBanCal Corporation and Subsidiaries
                 Consolidated Financial Highlights (Continued)
                                   (Unaudited)


                                                                                  SEPTEMBER 30,       SEPTEMBER 30,   PERCENT
   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                      1999                2000        CHANGE
   --------------------------------------------------------------------------     ------------        ------------   --------
   RESULTS OF OPERATIONS:
   Net interest income(1)....................................................     $  1,049,485        $  1,187,732     13.17%
   Provision for credit losses...............................................           35,000             190,000    442.86
   Noninterest income........................................................          432,455             494,008     14.23
   Noninterest expense, excluding restructuring charge (credit)..............          905,690             848,735     (6.29)
   Restructuring charge (credit).............................................           85,000             (19,000)       nm
                                                                                  ------------        ------------
   Income before income taxes(1).............................................          456,250             662,005     45.10
   Taxable-equivalent adjustment.............................................            2,488               1,933    (22.31)
   Income tax expense........................................................          148,959             228,610     53.47
                                                                                  ------------        ------------
   Net income................................................................     $    304,803        $    431,462     41.55%
                                                                                  ============        ============
   PER COMMON SHARE:
   Net income-basic..........................................................     $       1.83        $       2.66     45.36%
   Net income-diluted........................................................             1.82                2.65     45.60
   Dividends(2)..............................................................             0.57                0.75     31.58
   Book value (end of period)................................................            17.72               20.13     13.60
   Common shares outstanding (end of period).................................      164,624,258         160,112,869     (2.74)
   Weighted average common shares outstanding-basic..........................      166,983,654         162,259,396     (2.83)
   Weighted average common shares outstanding-diluted........................      167,698,656         162,674,610     (3.00)
   BALANCE SHEET (END OF PERIOD):
   Total assets..............................................................     $ 32,518,035        $ 33,745,489      3.77%
   Total loans...............................................................       25,185,682          26,157,939      3.86
   Nonaccrual loans..........................................................          154,900             282,999     82.70
   Nonperforming assets......................................................          158,257             299,795     89.44
   Total deposits............................................................       25,175,921          25,894,059      2.85
   Trust preferred securities................................................          350,000             350,000         -
   Common equity.............................................................        2,917,583           3,222,770     10.46
   BALANCE SHEET (PERIOD AVERAGE):
   Total assets..............................................................     $ 31,910,097        $ 33,520,179      5.05%
   Total loans...............................................................       24,765,902          26,303,921       6.21
   Earning assets............................................................       28,832,723          30,267,580       4.98
   Total deposits............................................................       23,529,262          25,320,107       7.61
   Common equity.............................................................        2,931,922           3,095,375       5.57
   FINANCIAL RATIOS:
   Return on average assets].................................................             1.28%               1.72%
   Return on average common equity]..........................................            13.90               18.62
   Efficiency ratio].........................................................            66.94               49.34
   Net interest margin]......................................................             4.86                5.23
   Dividend payout ratio.....................................................            31.15               28.20
   Tangible equity ratio.....................................................             8.78                9.41
   Tier 1 risk-based capital ratio...........................................             9.94               10.52
   Total risk-based capital ratio............................................            11.81               12.35
   Leverage ratio............................................................            10.06               10.47
   Allowance for credit losses to total loans................................             1.82                2.01
   Allowance for credit losses to nonaccrual loans...........................           295.31              185.83
   Net loans charged off to average total loans].............................             0.20                0.68
   Nonperforming assets to total loans, foreclosed assets, and distressed                 0.63                1.15
      loans held for sale....................................................
   Nonperforming assets to total assets......................................             0.49                0.89
-----------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.

(3)      Annualized.

(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(1.3) million in the first nine months of 1999 and none for the first nine months of 2000.

nm = not meaningful

ITEM 1. FINANCIAL STATEMENTS



                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                           FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                            ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                           ----------------------      --------------------------
   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                             1999          2000           1999            2000
   --------------------------------------------------------------------    ---------     --------      ----------      ----------
   INTEREST INCOME
   Loans...............................................................    $491,239      $576,567      $1,416,805      $1,675,900
   Securities..........................................................      50,820        55,706         161,851         162,689
   Interest bearing deposits in banks..................................       2,786         2,775           9,042           7,522
   Federal funds sold and securities purchased under resale agreements.       2,345         1,263           5,237           6,364
   Trading account assets..............................................       3,087         4,170           9,489          12,205
                                                                           ---------     --------      ----------      ----------
      Total interest income............................................     550,277       640,481       1,602,424       1,864,680
                                                                           ---------     --------      ----------      ----------
   INTEREST EXPENSE
   Domestic deposits...................................................     114,345       144,406         331,227         410,625
   Foreign deposits....................................................      18,233        25,506          52,046          76,872
   Federal funds purchased and securities sold under repurchase
      agreements.......................................................      16,493        26,994          57,368          72,383
   Commercial paper....................................................      19,572        26,072          56,766          71,004
   Subordinated capital notes..........................................       4,240         4,060          12,385          13,997
   UnionBanCal Corporation - obligated mandatorily redeemable preferred
      securities of subsidiary grantor trust...........................       7,093         6,414          17,476          19,788
   Other borrowed funds................................................      10,288         3,044          28,159          14,212
                                                                           ---------     --------      ----------      ----------
        Total interest expense.........................................     190,264       236,496         555,427         678,881
                                                                           ---------     --------      ----------      ----------
   NET INTEREST INCOME.................................................     360,013       403,985       1,046,997       1,185,799
   Provision for credit losses.........................................      20,000        80,000          35,000         190,000
                                                                           ---------     --------      ----------      ----------
        Net interest income after provision for credit losses..........     340,013       323,985       1,011,997         995,799
                                                                           ---------     --------      ----------      ----------
   NONINTEREST INCOME
   Service charges on deposit accounts.................................      45,401        53,779         127,981         153,987
   Trust and investment management fees................................      36,353        39,975         102,607         116,163
   Merchant transaction processing fees................................      18,598        19,354          51,256          54,887
   International commissions and fees..................................      17,475        18,012          53,186          53,463
   Merchant banking fees...............................................      10,946        15,353          27,561          40,681
   Brokerage commissions and fees......................................       7,148         8,616          18,825          27,309
   Securities gains, net...............................................       2,004         3,104           3,899           8,804
   Other...............................................................      10,424        10,735          47,140          38,714
                                                                           ---------     --------      ----------      ----------
        Total noninterest income.......................................     148,349       168,928         432,455         494,008
                                                                           ---------     --------      ----------      ----------
   NONINTEREST EXPENSE
   Salaries and employee benefits......................................     165,458       152,227         500,140         444,483
   Net occupancy.......................................................      22,895        24,664          67,273          69,358
   Equipment...........................................................      19,389        15,702          49,405          47,706
   Merchant transaction processing.....................................      12,905        12,784          37,773          37,144
   Communications......................................................      10,666        11,736          31,217          33,048
   Professional services...............................................       8,440        10,760          29,426          29,278
   Data processing.....................................................       7,797         8,577          23,459          26,199
   Foreclosed asset expense (income)...................................        (703)          (14)         (1,256)              7
   Restructuring charge (credit).......................................      85,000             -          85,000         (19,000)
   Other...............................................................      52,451        54,942         168,253         161,512
                                                                           ---------     --------      ----------      ----------
        Total noninterest expense......................................     384,298       291,378         990,690         829,735
                                                                           ---------     --------      ----------      ----------
   Income before income taxes..........................................     104,064       201,535         453,762         660,072
   Income tax expense..................................................      32,483        69,959         148,959         228,610
                                                                           ---------     --------      ----------      ----------
   NET INCOME..........................................................    $ 71,581      $131,576      $  304,803      $  431,462
                                                                           =========     ========      ==========      ==========
   NET INCOME PER COMMON SHARE-BASIC...................................    $    0.43     $   0.82      $     1.83      $     2.66
                                                                           =========     ========      ==========      ==========
   NET INCOME PER COMMON SHARE-DILUTED.................................    $    0.43     $   0.82      $     1.82      $     2.65
                                                                           =========     ========      ==========      ==========
   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC....................      164,616      160,760         166,984         162,259
                                                                           =========     ========      ==========      ==========
   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED..................      165,472      161,015         167,699         162,675
                                                                           =========     ========      ==========      ==========

     See accompanying notes to condensed consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             (UNAUDITED)                            (UNAUDITED)
                                                                            SEPTEMBER 30,       DECEMBER 31,       SEPTEMBER 30,
   (DOLLARS IN THOUSANDS)                                                       1999               1999                2000
   --------------------------------------------------------------------      -----------        -----------         -----------
   ASSETS
   Cash and due from banks.............................................      $ 2,209,694        $ 2,141,964         $ 2,133,958
   Interest bearing deposits in banks..................................          194,535            182,719             142,106
   Federal funds sold and securities purchased under resale agreements.          371,523            833,450             236,600
                                                                             -----------        -----------         -----------
      Total cash and cash equivalents..................................        2,775,752          3,158,133           2,512,664
   Trading account assets..............................................          245,762            179,935             224,063
   Securities available for sale.......................................        3,096,494          3,210,099           3,588,360
   Securities held to maturity (market value: September 30, 1999,
      $86,611; December 31, 1999, $45,376; September 30, 2000, $23,469)           87,221             46,526              24,173
   Loans (net of allowance for credit losses: September 30, 1999,
      $457,429; December 31, 1999, $470,378; September 30, 2000,
      $525,896)........................................................       24,728,253         25,442,580          25,632,043
   Due from customers on acceptances...................................          272,009            259,340             255,325
   Premises and equipment, net.........................................          437,083            425,021             426,166
   Other assets........................................................          875,461            963,142           1,082,695
                                                                             -----------        -----------         -----------
      Total assets.....................................................      $32,518,035        $33,684,776         $33,745,489
                                                                             ===========        ===========         ===========
   LIABILITIES
   Domestic deposits:
   Noninterest bearing.................................................      $ 9,484,156        $ 9,395,925         $ 9,971,158
   Interest bearing....................................................       13,667,733         14,274,310          13,723,799
   Foreign deposits:
   Noninterest bearing.................................................          270,765            325,415             288,612
   Interest bearing....................................................        1,753,267          2,260,957           1,910,490
                                                                             -----------        -----------         -----------
      Total deposits...................................................       25,175,921         26,256,607          25,894,059
   Federal funds purchased and securities sold under repurchase
      agreements.......................................................          651,170          1,156,799           1,234,541
   Commercial paper....................................................        1,479,939          1,108,258           1,471,815
   Other borrowed funds................................................          629,891            540,496             274,348
   Acceptances outstanding.............................................          272,009            259,340             255,325
   Other liabilities...................................................          743,522            727,808             842,631
   Subordinated capital notes..........................................          298,000            298,000             200,000
   UnionBanCal Corporation-obligated mandatorily redeemable preferred
      securities of subsidiary grantor trust...........................          350,000            350,000             350,000
                                                                             -----------        -----------         -----------
      Total liabilities................................................       29,600,452         30,697,308          30,522,719
                                                                             -----------        -----------         -----------
   Commitments and contingencies
   SHAREHOLDERS' EQUITY
   Preferred stock:
   Authorized 5,000,000 shares, no shares issued or outstanding as of
      September 30, 1999, December 31, 1999, and September 30, 2000....                -                  -                   -
   Common stock-no stated value:
   Authorized 300,000,000 shares, issued 164,624,258 shares as of
      September 30, 1999, 164,282,622 shares as of December 31, 1999,
      and 160,112,869 shares as of September 30, 2000..................        1,416,680          1,404,155           1,294,893
   Retained earnings...................................................        1,528,546          1,625,263           1,936,827
   Accumulated other comprehensive income (loss).......................         (27,643)           (41,950)             (8,950)
                                                                             -----------        -----------         -----------
      Total shareholders' equity.......................................        2,917,583          2,987,468           3,222,770
                                                                             -----------        -----------         -----------
      Total liabilities and shareholders' equity.......................      $32,518,035        $33,684,776         $33,745,489
                                                                             ===========        ===========         ===========

     See accompanying notes to condensed consolidated financial statements.



                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                         --------------------------------------------------------
   (DOLLARS IN THOUSANDS)                                                         1999                             2000
   -----------------------------------------------------------------     --------------------------       -----------------------
   COMMON STOCK
   Balance, beginning of period.....................................     $1,725,619                       $1,404,155
   Dividend reinvestment plan.......................................             39                               39
   Deferred compensation-restricted stock awards....................            (78)                             247
   Stock options exercised..........................................          2,638                            1,652
   Common stock repurchased.........................................       (311,538)                        (111,200)
                                                                         ----------                       ----------
   Balance, end of period...........................................     $1,416,680                       $1,294,893
                                                                         ----------                       ----------
   RETAINED EARNINGS
   Balance, beginning of period.....................................     $1,314,915                       $1,625,263
   Net income.......................................................        304,803        $304,803          431,462     $431,462
   Dividends on common stock(1).....................................        (93,820)                        (121,402)
   Deferred compensation - restricted stock awards..................          2,648                            1,504
                                                                         ----------                       ----------
   Balance, end of period...........................................     $1,528,546                       $1,936,827
                                                                         ----------                       ----------
   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Balance, beginning of period.....................................     $   17,710                       $  (41,950)
   Unrealized holding (losses) gains arising during the period on securities available for sale, net of tax (benefit) expense of
      $(26,878) and $23,587 in the first nine months of 1999 and
      2000, respectively............................................                        (43,391)                       38,078
   Less: reclassification adjustment for gains on securities
      available for sale included in net income, net of tax expense of $1,491 and $3,368 in the first nine months of 1999 and 2000,
      respectively                                                                           (2,408)                       (5,436)
                                                                                           --------                      --------
   Net unrealized (losses) gains on securities available for sale...                        (45,799)                       32,642
   Foreign currency translation adjustment, net of tax benefit
      (expense) of $138 and $(222) in the first nine months of 1999
      and 2000, respectively........................................                           (223)                          358
   Minimum pension liability adjustment, net of tax expense of $373
      in the first nine months of 1999..............................                            669                             -
                                                                                           --------                      --------
   Other comprehensive (loss) income................................        (45,353)        (45,353)          33,000       33,000
                                                                         ----------        --------       ----------     --------
   Total comprehensive income.......................................                       $259,450                      $464,462
                                                                                           ========                      ========
   Balance, end of period...........................................     $  (27,643)                      $   (8,950)
                                                                         ----------                       ----------
      TOTAL SHAREHOLDERS' EQUITY....................................     $2,917,583                       $3,222,770
                                                                         ==========                       ==========
-----------

(1) Dividends per share were $0.57 and $0.75 for the first nine months of 1999 and 2000, respectively. Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

     See accompanying notes to condensed consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    FOR THE NINE MONTHS ENDED
                                                                                                           SEPTEMBER 30,
                                                                                                   ---------------------------
   (DOLLARS IN THOUSANDS)                                                                              1999           2000
   ---------------------------------------------------------------------------------------------   -----------    ------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................................................................   $   304,803    $    431,462
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for credit losses...............................................................        35,000         190,000
      Depreciation, amortization and accretion..................................................        58,424          53,862
      Provision for deferred income taxes.......................................................       (17,555)        (28,431)
      Gain on sales of securities available for sale............................................        (3,899)         (8,804)
      Utilization (in excess of) less than restructuring charge/credit..........................        82,577         (46,772)
      Net decrease (increase) in trading account assets.........................................        21,956         (44,128)
      Other, net................................................................................      (203,053)         56,786
                                                                                                   -----------    ------------
        Total adjustments.......................................................................       (26,550)        172,513
                                                                                                   -----------    ------------
   Net cash provided by operating activities....................................................       278,253         603,975
                                                                                                   -----------    ------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale.........................................       203,084         393,869
   Proceeds from matured and called securities available for sale...............................       636,916         725,459
   Purchases of securities available for sale...................................................      (364,440)     (1,434,439)
   Proceeds from matured and called securities held to maturity.................................        73,475          22,359
   Net increase in loans........................................................................      (956,464)       (390,627)
   Other, net...................................................................................       (67,867)        (46,486)
                                                                                                   -----------    ------------
        Net cash used in investing activities...................................................      (475,296)       (729,865)
                                                                                                   -----------    ------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits..........................................................       668,042        (362,548)
   Net increase (decrease) in federal funds purchased and securities sold under repurchase
      agreements................................................................................      (656,574)         77,742
   Net increase in commercial paper and other borrowed funds....................................       333,920          97,409
   Common stock repurchased.....................................................................      (311,538)       (111,200)
   Proceeds from issuance of trust preferred securities.........................................       350,000               -
   Repayment of subordinated debt...............................................................             -        (98,000)
   Payments of cash dividends...................................................................       (95,840)       (122,556)
   Other, net...................................................................................         2,454           2,049
                                                                                                   -----------    ------------
        Net cash provided by (used in) financing activities.....................................       290,464        (517,104)
                                                                                                   -----------    ------------
   Net increase (decrease) in cash and cash equivalents.........................................        93,421        (642,994)
   Cash and cash equivalents at beginning of period.............................................     2,678,478       3,158,133
   Effect of exchange rate changes on cash and cash equivalents.................................         3,853          (2,475)
                                                                                                   -----------    ------------
   Cash and cash equivalents at end of period...................................................   $ 2,775,752    $  2,512,664
                                                                                                   ===========    ============

   CASH PAID DURING THE PERIOD FOR:
   Interest.....................................................................................   $   508,921    $    667,649
   Income taxes.................................................................................        75,180         179,581
   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Loans transferred to foreclosed assets (OREO) and distressed loans held for sale.............   $     5,039    $     21,875
   Dividends declared but unpaid................................................................        31,279          40,018

     See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

         The Company completed the repurchase of $100 million in common stock between December 1999 and July 2000, under a stock repurchase plan authorized in November 1999. In July 2000, the Company announced an additional $100 million stock repurchase plan. The amount purchased under the new plan as of September 30, 2000 was $32.5 million.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 2-RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings. In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", to defer for one year the effective date of implementation of SFAS No. 133. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activity. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company's hedging strategies are primarily related to hedges of cash flows from variable rate loans. The impact on net income and other comprehensive income is not expected to be material. The Company may also be impacted by the outcome of several issues, which have not yet been resolved by the FASB. However, management does not believe that the resolution of these issues will have a material impact on the Company's financial position or its net income. The Company will adopt SFAS No. 133 on January 1, 2001.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. The Statement revises the standards for accounting for the securitization and other transfers of financial assets and collateral, and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral this Statement is effective for fiscal years ending after December 15, 2000. SFAS No. 140 must be applied prospectively. Management believes that adopting SFAS No. 140 will not have a material impact on the Company's financial position or results of operation.

NOTE 3-EARNINGS PER SHARE

         Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months and nine months ended September 30, 1999 and 2000:


                                      THREE MONTHS ENDED SEPTEMBER 30,                      NINE MONTHS ENDED SEPTEMBER 30,
                              -------------------------------------------------     ------------------------------------------------
(AMOUNTS IN THOUSANDS,                1999                       2000                      1999                        2000
-----------------------      ----------------------     ----------------------     ----------------------      ---------------------
EXCEPT PER SHARE DATA)         BASIC        DILUTED       BASIC        DILUTED       BASIC        DILUTED        BASIC       DILUTED
-----------------------      --------      --------     --------      --------     --------      --------      --------     --------

Net Income............       $ 71,581      $ 71,581     $131,576      $131,576     $304,803      $304,803      $431,462     $431,462
                             ========      ========     ========      ========     ========      ========      ========     ========
Weighted average
   common shares
   outstanding........        164,616       164,616      160,760       160,760      166,984       166,984       162,259      162,259
Additional shares due
   to:
   Assumed conversion
      of dilutive
      stock options...              -           856            -           255            -           715             -          415
                             --------      --------     --------      --------     --------      --------      --------     --------
Adjusted weighted
   average common
   shares outstanding.        164,616       165,472      160,760       161,015      166,984       167,699       162,259      162,675
                             ========      ========     ========      ========     ========      ========      ========     ========
Net income per share..       $   0.43      $   0.43     $   0.82      $   0.82     $   1.83      $   1.82      $   2.66     $   2.65
                             ========      ========     ========      ========     ========      ========      ========     ========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 4-COMPREHENSIVE INCOME

         The following table presents a summary of the components of accumulated other comprehensive income (loss):


                                        NET UNREALIZED                                     MINIMUM                 ACCUMULATED
                                      GAINS (LOSSES) ON            FOREIGN                 PENSION                   OTHER
                                     SECURITIES AVAILABLE          CURRENCY               LIABILITY               COMPREHENSIVE
                                           FOR SALE               TRANSLATION             ADJUSTMENT                 INCOME
                                    ---------------------     -------------------     ------------------      ---------------------
                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                    -----------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                 1999         2000        1999        2000        1999       2000         1999        2000
------------------------------      --------     --------     -------     -------     -------    -------      --------    --------
Beginning balance.............      $ 29,109     $(32,548)    $(9,651)    $(8,713)    $(1,748)    $(689)      $ 17,710    $(41,950)
Change during the period......       (45,799)      32,642        (223)        358         669         -        (45,353)     33,000
                                    --------     --------     -------     -------     -------     -----       --------    --------
Ending balance................      $(16,690)    $     94     $(9,874)    $(8,355)    $(1,079)    $(689)      $(27,643)   $ (8,950)
                                    ========     ========     =======     =======     =======     =====       ========    ========


NOTE 5-BUSINESS SEGMENTS

         The Company is organized based on the products and services that it offers and operates in four principal areas:

         o The Community Banking and Investment Services Group offers a full range of banking services, primarily to individuals and small businesses, delivered through a tri-state network of branches and ATM's. These services include commercial loans, mortgages and home equity lines of credit, consumer loans, deposit services and cash management as well as fiduciary, private banking, investment and asset management services for individuals and institutions.

         o The Commercial Financial Services Group primarily provides tailored credit and cash management services to large corporate and middle market companies. Services include commercial loans, asset based lending, commercial real estate lending, leasing and a comprehensive product array of deposit and cash management services.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 5-BUSINESS SEGMENTS (CONTINUED)

transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to a segment are assigned to that business, other than restructuring charges (credits). Indirect costs, such as overhead, operations, and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Under the Company's risk-adjusted return on capital (RAROC) methodology, credit expense is charged to businesses based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit, market and operational risks.

         "Other" is comprised of goodwill, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent amounts, the allowance and related provision for credit losses in excess of that ascribed through the Company's RAROC methodology, the net impact of transfer pricing, the earnings associated with the unallocated equity capital, and the residual costs of support groups, as well as certain other non-recurring items such as restructuring charges (credits) and merger and integration expenses. In addition, it includes two units, the Credit Management Group, which manages nonperforming assets, and the Pacific Rim Group, which offers financial products to Japanese-owned subsidiaries located in the U.S. On an individual basis, none of the business units in "Other" are significant to the Company's business.


                                                              COMMUNITY
                                                             BANKING AND                 COMMERCIAL
                                                              INVESTMENT                  FINANCIAL                INTERNATIONAL
                                                            SERVICES GROUP              SERVICES GROUP             BANKING GROUP
                                                        ----------------------     ------------------------   ---------------------
                                                                     AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------------------------------------------------------
                                                           1999         2000          1999           2000        1999        2000
                                                        ---------    ---------     ---------      ---------   ---------   ---------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Total revenue(1)...................................     $273,472     $295,226      $186,500       $226,896    $ 23,812    $ 22,637
Net income.........................................     $ 42,317     $ 63,069      $ 57,296       $ 77,394    $  4,681    $  4,217
Total assets at period end (dollars in millions)...     $  9,350     $  9,118      $ 16,612       $ 18,444    $  1,516    $  1,369


                                                                GLOBAL                                            UNIONBANCAL
                                                            MARKETS GROUP                   OTHER                 CORPORATION
                                                        ----------------------     ------------------------   ---------------------
                                                                     AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------------------------------------------------------
                                                           1999         2000          1999           2000        1999        2000
                                                        ---------    ---------     ---------      ---------   ---------   ---------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Total revenue(1).................................       $ 16,520     $ 15,107      $  8,058       $ 13,047    $508,362     $572,913
Net income.......................................       $  7,179     $  6,924      $(39,892)      $(20,028)   $ 71,581     $131,576
Total assets at period end (dollars in millions).       $  3,447     $  3,960      $  1,593       $    854    $ 32,518     $ 33,745
-----------

(1)      Total revenue is comprised of net interest income and noninterest income

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 5-BUSINESS SEGMENTS (CONTINUED)


                                                           COMMUNITY BANKING             COMMERCIAL
                                                            AND INVESTMENT                FINANCIAL               INTERNATIONAL
                                                               SERVICES                   SERVICES                   BANKING
                                                                GROUP                       GROUP                     GROUP
                                                        --------------------      ----------------------    -----------------------
                                                                      AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------------------------------------------------------
                                                          1999        2000          1999          2000         1999        2000
                                                        --------    --------      --------     ---------    ----------   ----------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Total revenue(1)...................................     $783,456    $863,254      $532,331      $674,663    $   76,046   $   70,916
Net income.........................................     $106,896    $180,051      $155,576      $234,213    $   15,315   $   14,375
Total assets at period end (dollars in millions)...     $  9,350    $  9,118      $ 16,612      $ 18,444    $    1,516   $    1,369


                                                              GLOBAL                                               UNIONBANCAL
                                                           MARKETS GROUP                   OTHER                   CORPORATION
                                                        --------------------      ----------------------    -----------------------
                                                                      AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------------------------------------------------------
                                                          1999        2000          1999          2000         1999        2000
                                                        --------    --------      --------     ---------    ----------   ----------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Total revenue(1).................................       $59,220     $24,545       $ 28,399      $ 46,429    $1,479,452   $1,679,807
Net income.......................................       $26,107     $ 7,897       $    909      $ (5,074)   $  304,803   $  431,462
Total assets at period end (dollars in millions).       $ 3,447     $ 3,960       $  1,593      $    854    $   32,518   $   33,745
-----------

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

         The total cumulative reduction to the restructuring charge is $19.0 million, the same as reported at June 30, 2000. The reductions made in the prior quarters were primarily related to the severance portion of the reserve, reflecting continuing changes in attrition assumptions. Management believes that the current strength of the California economy resulted in markedly higher attrition rates than the Company had anticipated. At the end of the third quarter of 2000, the number of employees remaining to be severed under the plan is not expected to significantly change.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 6-RESTRUCTURING CHARGE (CREDIT) (CONTINUED)

         The  table  below  provides  details  of  the   restructuring   related
liability.


                                                                                          OCCUPANCY
(DOLLARS IN THOUSANDS)                                                     PERSONNEL      AND OTHER    TOTAL
-----------------------------------------------------------------          ---------      ---------   --------
Balances at December 31, 1999....................................          $59,525         $9,834     $69,359
Less:
Cash.............................................................           21,646          6,114      27,760
Noncash..........................................................                -             11          11
                                                                           --------        -------    --------
   Total utilization.............................................           21,646          6,125      27,771
Restructuring credit.............................................           18,000          1,000      19,000
                                                                           --------        -------    --------
Balances at September 30, 2000...................................          $19,879         $2,709     $22,588
                                                                           ========        =======    ========

         Personnel expense consists of severance and related benefits to be paid under the Company's enhanced severance plan. The Company expects to sever approximately 800 employees under the plan of which 663 employees have been terminated as of September 30, 2000. Occupancy and other consists of lease termination costs and the cost of professional services incurred during the assessment phase of the project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED. FOR A DISCUSSION OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER, PLEASE SEE THE DISCUSSION CONTAINED HEREIN ON PAGE 41 AND IN OUR PUBLICLY AVAILABLE SECURITIES AND EXCHANGE COMMISSION FILINGS AND PRESS RELEASES.

INTRODUCTION

         We are a California-based commercial bank holding company with consolidated assets of $33.7 billion at September 30, 2000. Our wholly-owned subsidiary, Union Bank of California, N.A., is the third largest commercial bank in California, based on total assets and total deposits in California, and one of the 30 largest commercial banks in the United States. At September 30, 2000, we operated 242 banking offices in California, 6 banking offices in Oregon and Washington, and 18 overseas facilities. At September 30, 2000, we were 66 percent owned by The Bank of Tokyo-Mitsubishi, Ltd. and 34 percent owned by other shareholders.

         Our interim financial information should be read in conjunction with our Form 10-K for the year ended December 31, 1999. Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

SUMMARY

         To facilitate the discussion of the results of operations, the following table includes certain pro forma earnings disclosures and ratios. These presentations supplement the Condensed Consolidated Statements of Income on page 4, which are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), primarily with respect to the treatment of the restructuring charge recorded in the third quarter of 1999 and the restructuring credits, which were recorded in the first and second quarters of 2000, as well as reflecting the taxable equivalent adjustment. Management believes that it is meaningful to understand the operating results and trends excluding these credits and, therefore, has included information in this table and in management's discussion and analysis (MD&A) which follows, that presents income excluding these items and related pro forma ratio and per share calculations.

These pro forma earnings have not been adjusted for any other non-recurring items that may impact our ratios or trends.


                                                                              FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                               ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                                            ------------------------    -----------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                  1999          2000          1999         2000
---------------------------------------------                               ----------    ----------    ----------   ----------
INCOME BEFORE INCOME TAXES............................................      $ 104,811     $ 202,176     $ 456,250    $ 662,005
   Restructuring charge/credits.......................................         85,000             -        85,000      (19,000)
   Taxable equivalent adjustment......................................           (747)         (641)       (2,488)      (1,933)
   Income tax expense(1)..............................................        (62,298)      (69,959)     (178,774)    (221,452)
                                                                            ---------     ---------     ----------   ----------
PRO FORMA EARNINGS....................................................      $ 126,766     $ 131,576     $ 359,988    $ 419,620
                                                                            =========     =========     ==========   ==========

PER COMMON SHARE, EXCLUDING RESTRUCTURING CHARGE/CREDITS
   Pro forma earnings (basic).........................................      $    0.77     $    0.82     $    2.16    $    2.59
   Pro forma earnings (diluted).......................................           0.77          0.82          2.15         2.58

SELECTED FINANCIAL RATIOS, EXCLUDING RESTRUCTURING CHARGE/CREDITS
   Pro forma return on average assets.................................           1.57%         1.55%         1.51%        1.67%
   Pro forma return on average common equity..........................          17.17         16.43         16.42        18.11
   Pro forma efficiency ratio(2)......................................          58.93         50.80         61.20        50.47
   Pro forma dividend payout ratio....................................          24.68         30.49         26.39        28.96
-----------

(1) Excludes an income tax benefit of $29.815 million in the three and nine months ending September 30, 1999 related to the restructuring charge recorded in the third quarter of 1999 and an income tax expense of $7.159 million for the nine months ending September 30, 2000 related to restructuring reserve credits recorded in the first and second quarters of the year 2000.

(2) The pro forma efficiency ratio is noninterest expense, excluding foreclosed asset income and restructuring charge/credits, as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense/(income) was $(0.703) million and $(0.014) million for the third quarter of 1999 and 2000, respectively, and ($1.256) million and $0.007 million for the first nine months of 1999 and 2000, respectively.


      COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000

         Reported net income was $131.6 million, or $0.82 per diluted common share, in the third quarter of 2000 compared with $71.6 million, or $0.43 per diluted common share, in the third quarter of 1999. Return on average assets was
1.55 percent for the quarter ending September 30, 2000, compared with 0.89 percent for the same period in 1999, and return on average common equity was
16.43 percent for the quarter ending September 30, 2000, compared with 9.70 percent for the same period in 1999.

         Pro forma earnings were $131.6 million or $0.82 per diluted common share in the third quarter of 2000 compared to $126.8 million or $0.77 per diluted common share in the same period of 1999, excluding a restructuring charge of $85.0 ($55.2 million, net of tax) million recognized in the third quarter of 1999. In the third quarter of 2000, our pro forma return on average assets decreased to 1.55 percent from 1.57 percent a year earlier, and our pro forma return on average common equity decreased to 16.43 percent from 17.17 percent a year earlier.

         Major  factors  affecting  the pro forma  earnings  trend  were:

         o Total interest income during the third quarter of 2000, on a taxable-equivalent basis, was $404.6 million or 12.2 percent higher than the same period in 1999. Increased average earning asset balances and the increasing interest rate environment were the main contributors to the higher net interest income.

         o Net interest margin for the third quarter of 2000 was 37 basis points or 7.5 percent higher than the same period in 1999. Increased yields on earning assets partially offset by higher cost of funds on interest bearing liabilities, both resulting from the increasing interest rate environment, and higher noninterest bearing deposit balances, were the main contributors to a higher net interest margin.

         o Growth in several fee revenue businesses was strong with service charges on deposit accounts up $8.4 million or 18.5 percent, trust and investment management fees up $3.6 million or 10.0 percent, merchant banking fees up $4.4 million or 40.3 percent, brokerage fees and commission up $1.5 million or 20.5 percent, and net securities gains of $1.1 million or 54.9 percent. Overall noninterest income grew $19.5 million or 13.3 percent, excluding net securities gains in both years.

         o The provision for loan losses increased to $80.0 million in the third quarter of 2000 from $20.0 million in the same period in 1999. The change is attributed to an increase in our criticized credits and in our impairment allowance.

         o Pro forma noninterest expenses decreased $7.9 million or 2.6 percent from the same period in 1999. The decrease is mainly attributed to lower direct expenses realized through our Mission Excel expense reduction efforts and higher prior year expenses related to the Year 2000 conversion.

       COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000

         Reported net income was $431.5 million or $2.65 per diluted common share, for the first nine months of 2000 compared with $304.8 million or $1.82 per diluted common share, for the first nine months of 1999. Return on average assets was 1.72 percent for the nine months ending September 30, 2000, compared with 1.28 percent for the same period in 1999, and return on average common equity was 18.62 percent for the nine months ending September 30, 2000, compared with 13.90 percent for the same period in 1999.

         Pro forma earnings were $419.6 million or $2.58 per diluted common share for the first nine months of 2000, compared to $360.0 million or $2.08 per diluted common share for the first nine months of 1999. For the first nine months of 2000, our pro forma return on average assets increased to 1.67 percent from 1.46 percent a year earlier, and our pro forma return on average common equity increased to 18.11 percent from 16.42 percent a year earlier.

         Major  factors  affecting  the pro forma  earnings  trend  were:

         o Total interest income during the first nine months of 2000, on a taxable-equivalent basis, was $138.2 million or 13.2 percent higher than the same period in 1999. Increased average earning asset balances and the increasing interest rate environment were the main contributors to the higher total interest income.

         o Net interest margin for the first nine months of 2000 was 37 basis points, or 7.1 percent higher than the same period in 1999. Increased yields on earning assets, partially offset by higher cost of funds on interest bearing liabilities, both resulting from the increasing interest rate environment, and higher noninterest bearing deposits were the main contributors to a higher net interest margin.

         o Growth in several fee revenue businesses continued with service charges on deposit accounts up $26.0 million or 20.3 percent, trust and investment management fees up $13.6 million or 13.2 percent, merchant banking fees up $13.1 million or 47.6 percent, brokerage fees and commission up $8.5 million or 45.0 percent, and foreign exchange profits up $8.5 million or 41.6 percent, partially offset by an $8.4 million or 17.9 percent decrease in other income. Overall noninterest income grew $56.6 million or
              13.2 percent, excluding net securities gains in both years.

         o The provision for loan losses increased to $190.0 million in the first nine months of 2000 from $35.0 million in the same period in 1999. The change is attributed to an increase in our criticized credits and in our impairment allowance.

         o Pro forma noninterest expenses decreased $57.0 million or 6.3 percent. The decrease is mainly attributed to lower direct expenses realized through our Mission Excel expense reduction efforts and higher prior year expenses related to the Year 2000 conversion.

         o Nonperforming assets increased $141.5 million, or 89 percent, from September 30, 1999 to $299.8 million at September 30, 2000. Nonperforming assets as a percentage of total assets increased to
              0.89 percent at September 30, 2000, compared with 0.49 percent one year earlier. Total nonaccrual loans were $154.9 million at September 30, 1999, compared with $283.0 million at September 30, 2000, resulting in an increase in the ratio of nonaccrual loans to total loans from 0.62 percent at September 30, 1999 to 1.08 percent at September 30, 2000.

         o Our Tier 1 and total risk-based capital ratios were 9.94 percent and 11.81 percent, respectively, at September 30, 1999, compared with 10.52 percent and 12.35 percent, respectively, at September 30, 2000. Our leverage ratio was 10.06 percent at September 30, 1999 compared with 10.47 percent at September 30, 2000

MISSION EXCEL

         Mission Excel, a project begun in the second quarter 1999, is a company-wide initiative to slow the rate of growth of our expenses, increase sustainable growth in our revenues, and increase productivity through elimination of unnecessary or duplicate functions. The goal of this project was to help us achieve or exceed an efficiency ratio of 54 percent to 56 percent by the fourth quarter 2000. This goal was achieved both on a reported basis, as well as on a pro forma earnings basis by June 30, 2000.

         In connection with Mission Excel, we incurred an $85 million restructuring charge in the third quarter of 1999. The charge consisted of $70 million in personnel expense for approximately 1,400 employees to be terminated under the plan. The remaining $15 million related to lease termination costs for 8 facilities that were to be vacated and professional service costs incurred in connection with Mission Excel.

         During the third quarter 2000, we evaluated the restructuring reserve and concluded that the remaining reserve amount is adequate and that no significant change is expected at this time.

         The total cumulative reduction made in the prior quarters was $19.0 million, the same as reported at June 30, 2000. The reductions in the prior quarters arose primarily in the severance portion of our reserve due to a change in the attrition assumptions. The recent strength of the California economy, coupled with a tight labor market, resulted in a markedly higher attrition rate than we had anticipated. As we continue to evaluate the impact of the attrition assumptions utilized in estimating the severance reserve, further adjustments may be necessary.

         At the completion of the plan, we currently expect to sever approximately 800 employees who are not concentrated in any one group or class of staff. Of the total, 663 employees have been severed as of September 30, 2000 and the remaining 137 employees are expected to be severed in the next two quarters.

         The following table presents the restructuring reserve for the period, the utilization and reduction of the reserve, and the resulting balance as of September 30, 2000.


                                                       FOR THE THREE          FOR THE NINE
                                                        MONTHS ENDED          MONTHS ENDED
(DOLLARS IN THOUSANDS)                               SEPTEMBER 30, 2000    SEPTEMBER 30, 2000
-------------------------------------------------    ------------------    ------------------
Balance, beginning of period......................       $ 30,024              $ 69,359
Restructuring credit..............................            -                 (19,000)
Utilization.......................................         (7,436)              (27,771)
                                                         ---------             ---------
Balance, end of period............................       $ 22,588              $ 22,588
                                                         =========             =========

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

         The RAROC measurement methodology recognizes credit expense for expected losses arising from credit risk and attributes economic capital related to unexpected losses arising from credit, market and operational risks. Credit expense related to expected losses can differ significantly from the current period provision for credit losses. However, over an economic cycle, the two amounts should be substantially the same. Business unit results are based on an internal management reporting system used by management to measure the performance of the units and UnionBanCal Corporation as a whole. The management reporting system identifies balance sheet and income statement items to each business unit based on internal management accounting policies. Net interest income is determined using our internal funds transfer pricing system, which assigns a cost of funds to assets or a credit for funds to liabilities and capital, based on their type, maturity or repricing characteristics. Noninterest income and expense directly or indirectly attributable to a business unit are assigned to that business.

         We have restated the business units' results for the prior periods to reflect any reorganizational changes that have occurred.


                                                           COMMUNITY BANKING
                                                            AND INVESTMENT               COMMERCIAL               INTERNATIONAL
                                                                 GROUP                  SERVICES GROUP                GROUP
                                                         -----------------------    -----------------------    -------------------
                                                                     AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------------------------------------------------
                                                           1999          2000         1999          2000         1999       2000
                                                         --------      ---------    ---------     ---------    --------   --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
   Net interest income...............................    $175,756      $184,753     $152,739      $185,717     $10,522    $ 9,129
   Noninterest income................................      97,716       110,473       33,761        41,179      13,290     13,508
                                                         ---------     ---------    ---------     ---------    --------   --------
   Total revenue.....................................     273,472       295,226      186,500       226,896      23,812     22,637
   Noninterest expense(1)............................     190,506       181,038       69,560        74,048      12,823     14,320
   Credit expense (income)...........................      13,633        12,052       26,615        31,829       3,338      1,488
                                                         ---------     ---------    ---------     ---------    --------   --------
   Income before income tax expense (benefit)........      69,333       102,136       90,325       121,019       7,651      6,829
   Income tax expense (benefit)......................      27,016        39,067       33,029        43,625       2,970      2,612
                                                         ---------     ---------    ---------     ---------    --------   --------
   Net income........................................    $ 42,317      $ 63,069     $ 57,296      $ 77,394     $ 4,681    $ 4,217
                                                         =========     =========    =========     =========    ========   ========
AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans.......................................    $  8,330      $  8,057     $ 14,988      $ 17,054     $ 1,017    $   928
   Total assets......................................       9,328         8,952       16,421        18,909       1,540      1,426
   Total deposits....................................      14,309        13,957        5,870         6,485         840      1,070
FINANCIAL RATIOS:
   Return on risk adjusted capital]..................          28%           42%          18%           19%         16%        19%
   Return on average assets].........................        1.80          2.80         1.38          1.63        1.21       1.18
   Efficiency ratio].................................       69.66         61.32        37.30         32.64       53.85      63.26


                                                                 GLOBAL
                                                                MARKETS                                            UNIONBANCAL
                                                                 GROUP                      OTHER                  CORPORATION
                                                         -----------------------    -----------------------    -------------------
                                                                       AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------------------------------------------------
                                                           1999          2000         1999          2000         1999       2000
                                                         --------      ---------    ---------     ---------    --------   --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
   Net interest income...........................        $ 12,545     $  12,242     $  8,451      $ 12,144     $360,013   $403,985
   Noninterest income............................           3,975         2,865         (393)          903      148,349    168,928
                                                         --------     ---------     --------      --------     --------   --------
   Total revenue.................................          16,520        15,107        8,058        13,048      508,362    572,913
   Noninterest expense]..........................           4,777         3,894      106,632        18,079      384,298    291,378
   Credit expense (income).......................               -             -      (23,586)       34,631       20,000     80,000
                                                         --------     ---------     --------      --------     --------   --------
   Income before income tax expense (benefit)....          11,743        11,213      (74,988)      (39,662)     104,064    201,535
   Income tax expense (benefit)..................           4,564         4,289      (35,096)      (19,634)      32,483     69,959
                                                         --------     ---------     --------      --------     --------   --------
   Net income....................................        $  7,179     $   6,924     $(39,892)     $(20,028)    $ 71,581   $131,576
                                                         ========     =========     ========      ========     ========   ========
AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans...................................        $      -     $       -     $    818      $    416     $ 25,153   $ 26,455
   Total assets..................................           3,615         3,593        1,135           810       32,039     33,690
   Total deposits................................           2,823         3,099           84           791       23,926     25,402
FINANCIAL RATIOS:
   Return on risk adjusted capital]..............              20%           17%          na            na           na         na
   Return on average assets].....................            0.79          0.77           na            na         0.89%      1.55%
   Efficiency ratio].............................           28.92         25.78           na            na        75.60      50.86
-----------

(1)  "Other" includes a third quarter 1999 restructuring charge of $85.0 million ($55.2 million, net of tax).

(2)   Annualized.

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.7) million in the third quarter of 1999, and none in the second and third quarters of 2000.

 na = not applicable


                                                        COMMUNITY BANKING             COMMERCIAL               INTERNATIONAL
                                                         AND INVESTMENT               FINANCIAL                   BANKING
                                                         SERVICES GROUP              SERVICES GROUP                GROUP
                                                      ---------------------      ----------------------     -------------------
                                                                   AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------------------------------------------------
                                                        1999          2000         1999          2000         1999       2000
                                                      --------     --------      --------      --------     -------     -------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
   Net interest income.............................   $509,742     $544,784      $436,562      $540,649     $33,388     $25,901
   Noninterest income..............................    273,714      318,470        95,769       134,014      42,658      45,015
                                                      --------     --------      --------      --------     -------     -------
   Total revenue...................................    783,456      863,254       532,331       674,663      76,046      70,916
   Noninterest expense]............................    569,981      535,218       213,325       218,955      41,919      41,427
   Credit expense (income).........................     39,554       36,456        71,459        89,510       9,215       6,210
                                                      --------     --------      --------      --------     -------     -------
   Income before income tax expense (benefit)......    173,921      291,580       247,547       366,198      24,912      23,279
   Income tax expense (benefit)....................     67,025      111,529        91,971       131,985       9,597       8,904
                                                      --------     --------      --------      --------     -------     -------
   Net income......................................   $106,896     $180,051      $155,576      $234,213     $15,315     $14,375
                                                      ========     ========      ========      ========     =======     =======
AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans.....................................   $  8,322     $  8,013      $ 14,435      $ 16,858     $ 1,066     $   953
   Total assets....................................      9,303        8,935        15,812        18,650       1,633       1,511
   Total deposits..................................     14,037       14,163         5,811         6,248         803         946
FINANCIAL RATIOS:
   Return on risk adjusted capital]................         24%          43%           18%           21%         17%         19%
   Return on average assets].......................       1.54         2.69          1.32          1.68        1.25        1.27
   Efficiency ratio]...............................      72.75        62.00         40.07         32.45       55.12       58.42


                                                            GLOBAL                                              UNIONBANCAL
                                                         MARKETS GROUP                   OTHER                  CORPORATION
                                                      ---------------------      ----------------------     -------------------
                                                                   AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------------------------------------------------
                                                        1999          2000         1999          2000          1999        2000
                                                      --------     --------      --------      --------     ----------  ----------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
   Net interest income...........................     $ 46,842     $ 34,334      $ 20,463      $ 40,131     $1,046,997  $1,185,799
   Noninterest income............................       12,378       (9,789)        7,936         6,298        432,455     494,008
                                                      --------     --------      --------     ---------     ----------  ----------
   Total revenue.................................       59,220       24,545        28,399        46,429      1,479,452   1,679,807
   Noninterest expense]..........................       16,752       11,756       148,713        22,379        990,690     829,735
   Credit expense (income).......................            -            -       (85,228)       57,824         35,000     190,000
                                                      --------     --------      --------     ---------     ----------  ----------
   Income before income tax expense (benefit)....       42,469       12,789       (35,086)      (33,774)       453,762     660,072
   Income tax expense (benefit)..................       16,361        4,892       (35,995)      (28,700)       148,959     228,610
                                                      --------     --------      --------     ---------     ----------  ----------
   Net income ...................................     $ 26,107     $  7,897      $    909     $  (5,074)    $  304,803  $  431,462
                                                      ========     ========      ========     =========     ==========  ==========
AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans...................................     $      -     $      -      $    943      $    480     $   24,766  $   26,304
   Total assets..................................        3,839        3,604         1,323           820         31,910      33,520
   Total deposits................................        2,820        3,306            58           657         23,529      25,320
FINANCIAL RATIOS:
   Return on risk adjusted capital]..............           21%           6%           na            na             na          na
   Return on average assets].....................         0.91         0.29            na            na           1.28%       1.72%
   Efficiency ratio].............................        28.29        47.90            na            na          66.96       49.39
-----------

(1) "Other" includes restructuring credits of $19.0 million ($11.8 million, net of tax) in 2000 and a restructuring charge of $85.0 million ($55.2 million, net of tax).

(2)   Annualized.

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(1.3) million in the first nine months of 1999 and none for the first nine months of 2000.

      na = not applicable

COMMUNITY BANKING AND INVESTMENT SERVICES GROUP

         The Community Banking and Investment Services Group strives to provide the best possible financial products to individuals and small businesses including a broad set of credit, deposit and trust products delivered through branches, relationship managers, private bankers and trust administrators. The Community Banking and Investment Services Group provides its customers with high quality customer service executed through a number of responsive and efficient delivery channels.

         In addition to our traditional network channels, the Community Banking and Investment Services Group announced earlier this year the establishment of an alliance with NIX Check Cashing and Operation Hope designed to bring convenient banking services to a broader community. This alliance will allow our small business and consumer clients access to a unique blend of financial services combining the NIX Check Cashing services, Union Bank of California Banking Services and Operation Hope small business education services. Checking and savings account services are available today through selected NIX locations with future services planned to include applications for consumer loans, credit cards, new and used car loans, home equity loans and residential mortgages. The NIX alliance complements our current network of 15 cash and save outlets located throughout Southern and Central California.

         Operating expenses decreased in the Community Banking and Investment Services Group by $9.5 million, due to a combination of the continued implementation of Mission Excel cost reduction efforts and the introduction of technology improvements in back office operations and call centers.

         Continued success in these strategies has resulted in increased revenues, reduced costs, improved efficiency ratios and higher returns on capital. In the third quarter of 2000, net income increased $20.8 million, an increase of over 49 percent compared to third quarter 1999. Total revenue increased $21.8 million compared to a year ago with the majority of that increase coming from a $12.8 million increase in noninterest income. Noninterest income increases arose from a strategic repricing effort initiated through Mission Excel, and from the purchase of trust assets of the Imperial Trust Company, which occurred in mid-1999. Net interest income increased $9.0 million over the prior year due to a combination of higher earning asset volume and a higher rate environment.

         With the completion of organizational changes resulting from Mission Excel, the Community Banking and Investment Services Group is comprised of three major divisions: Community Banking, Wealth Management, and Institutional Services and Asset Management.

         COMMUNITY BANKING serves over one million consumer households and businesses through its 242 full-service branches in California, 6 full-service branches in Oregon and Washington, 3 full-service branches in Guam and Saipan and its network of over 425 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our Bank@Home product at www.UBOC.com. In addition, the division offers automated teller and point-of-sale debit services through our founding membership in the Star System(R), the largest shared ATM network in the Western United States.

         This division is organized by service delivery method, by markets and by geography. We serve our customers in the following ways:

         o through community banking branches, which serve consumers and businesses with checking and deposit services, as well as various types of indirect and direct financing, including auto leasing and residential real estate lending;

         o through on-line access our internet banking services augment our physical delivery channels by providing a wide array of customer transaction, bill payment and loan payment services;


         o through business banking centers, which serve businesses with sales up to $5 million; and

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

         o    HighMark  Capital  Management,   Inc.,  a  registered   investment
              adviser, provides investment advisory services to affiliated domestic and offshore mutual funds, including the HighMark Funds. It also provides advisory services to UBOC trust clients, including corporations, pension funds and individuals. HighMark Capital Management also provides mutual fund support services. HighMark Capital Management's strategy is to increase assets under management by broadening its client base and helping to expand the distribution of shares of its mutual fund clients.

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

COMMERCIAL FINANCIAL SERVICES GROUP

         The Commercial Financial Services Group offers customized financing and cash management services to middle market and large corporate businesses primarily headquartered in the western United States. The Commercial Financial Services Group has continued to produce strong earnings growth by focusing on customer segmentation, allowing the group to provide specialized financing expertise to specific geographic markets and industry segments such as Communications, Energy, Entertainment, and Retailers. Relationship managers and credit executives in the Commercial Financial Services Group provide credit services including commercial loans, accounts receivables and inventory financing, project financing, lease financing, trade financing and real estate financing. In addition to credit services, the group offers its customers access to high quality cash management services delivered through specialized deposit managers with extensive experience in cash management solutions for businesses.

         The group's continued success in their focused approach to the wholesale market has led to third quarter 2000 net income growth of $20.1 million over a year ago. Revenues increased by $40.4 million primarily due to strong loan growth, higher interest rates and improved noninterest income. Operating expenses increased $4.5 million over the third quarter last year due to higher expenses to support increased deposit volume. Despite this increase, the group continues to improve efficiency with revenue growth significantly outpacing expense growth. Credit expenses increased $5.2 million in response to the loan growth over the prior year, and deterioration in the syndicated loan portfolio.

         The Commercial Financial Services Group is organized in the following business units:

         o    the  Commercial   Banking   Division,   which  serves   California
              middle-market companies;

         o the Corporate Deposit Services Division, which provides deposit and cash management expertise to clients in the middle market, large corporate market and specialized industries;

         o the Institutional and Deposit Services Division, which provides deposit and cash management expertise to clients in specific deposit intensive industries;

         o the Corporate Capital Markets Division, which provides merchant and investment banking related products and services. In addition to a product and service focus, the Corporate Capital Markets Division is responsible for credit services to a variety of specialized industries including retailers, finance companies and insurance companies;

         o the Real Estate Industries Division, which is responsible for providing real estate lending products such as construction loans, commercial mortgages and bridge financing;

         o the Energy Capital Services Division, which provides custom financing and project financing to power and utility companies, as well as oil and gas companies, in California and Texas;

         o the Communications and Media Division, which provides custom financing to middle market and large corporate clients in the communications, entertainment and media industries; and

         o the Commercial Finance and National Banking Division, which provides asset based and selected leveraged financing to middle market companies. The National Division focuses on select large corporate clients headquartered outside California.

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

INTERNATIONAL BANKING GROUP

         The International Banking Group mainly provides correspondent banking and trade finance-related products and services to international financial institutions worldwide, primarily in Asia. This includes providing products and services that facilitate trade finance transactions, including payments, collection and the extension of short-term credit. The group also serves selected foreign firms and U.S. corporate clients in selected countries worldwide, particularly in Asia. In the U.S., the group serves subsidiaries and affiliates of non-Japanese Asian companies and U.S. branches and agencies of foreign banks. The group also provides international services to domestic corporate clients along the West Coast. The group's revenue predominately relates to foreign customers. In the first nine months of 2000, net income decreased by $0.9 million compared to the same period last year primarily due to the continued economic recovery in Asia and a related increase in liquidity which have put pressure on spreads in the region. Partially offsetting these narrower spreads, the group benefited from a lower portfolio exposure which has resulted in lower credit expenses of $3.0 million and lower operating expenses of $0.5 million as Mission Excel initiatives continue to be implemented.

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

GLOBAL MARKETS GROUP

         The Global Markets Group conducts business activities primarily to support the previously described business groups and their customers. This group offers a broad range of risk management products, such as foreign exchange and interest rate swaps, caps and floors. Additionally, it places debt securities, including Union Bank of California, N.A.'s own liabilities, with institutional investors and trades debt instruments in the secondary market. At the same time, this group manages our market-related risks as part of its responsibilities for asset/liability management including wholesale funding, liquidity, securities portfolio, and off-balance sheet interest rate risk hedges. In the third quarter of 2000, net income decreased $0.3 million compared to the third quarter of 1999. Total revenue in the third quarter of 2000 decreased $1.4 million primarily due to a higher distribution of foreign exchange revenue to other business segments of the bank compared to the third quarter of 1999. In addition, noninterest income for the first nine months of 2000, decreased $22.2 million compared to the first nine months of 1999 mainly due to the sale of securities in our portfolio in order to replace low yielding with higher yielding securities. Noninterest expense in the third quarter of 2000 decreased $0.9 million largely due to personnel expense reductions compared to the third quarter of 1999.

 OTHER

         "Other" includes the following items:

         o corporate activities that are not directly attributable to one of the four major business units. Included in this category are goodwill and certain other non-recurring items such as restructuring charges (credits), merger and integration expense, certain parent company non-bank subsidiaries, and the elimination of the fully taxable-equivalent amounts;

         o the adjustment between the credit expense under RAROC and the provision for credit losses under US GAAP, the net impact of transfer pricing, and earnings associated with unallocated equity capital;

         o the Credit Management Group, which includes $158.3 million and $299.8 million of average nonperforming assets for the first nine months of September 30, 1999 and 2000, respectively;

         o the Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered outside the U.S., mostly in Japan; and

         o    the residual costs of support groups.

NET INTEREST INCOME

         The table below shows the major components of net interest income and net interest margin.

                                                                        FOR THE THREE MONTHS ENDED
                                            ----------------------------------------------------------------------------------------
                                                       SEPTEMBER 30, 1999                              SEPTEMBER 30, 2000
                                            ------------------------------------------     -----------------------------------------
                                                               INTEREST       AVERAGE                          INTEREST     AVERAGE
                                              AVERAGE           INCOME/        YIELD/        AVERAGE            INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                        BALANCE          EXPENSE(1)      RATE(1)       BALANCE           EXPENSE(1)    RATE(1)
-----------------------------------         -----------        ----------      -------     -----------         ----------    -------
ASSETS
Loans:(2)
   Domestic........................         $24,073,361         $474,460         7.82%     $25,440,873          $559,071       8.74%
   Foreign(3)......................           1,079,189           16,886         6.21        1,014,102            17,568       6.89
Securities-taxable.................           3,142,864           49,554         6.31        3,349,476            54,602       6.52
Securities-tax-exempt..............              75,489            1,880         9.96           67,962             1,643       9.68
Interest bearing deposits in banks.             207,291            2,786         5.33          174,526             2,775       6.32
Federal funds sold and securities
   purchased under resale agreements            178,509            2,345         5.21           74,158             1,263       6.77
Trading account assets.............             250,512            3,113         4.93          278,049             4,200       6.01
                                            -----------         --------                   -----------          --------
      Total earning assets.........          29,007,215          551,024         7.55       30,399,146           641,122       8.40
                                                                --------                                        --------
Allowance for credit losses........           (448,924)                                      (521,989)
Cash and due from banks............           1,944,556                                      2,109,093
Premises and equipment, net........             439,067                                        428,854
Other assets.......................           1,096,878                                      1,274,966
                                            -----------                                    -----------
      Total assets.................         $32,038,792                                    $33,690,070
                                            ===========                                    ===========

LIABILITIES
Domestic deposits:
   Interest bearing................         $ 5,782,867           36,292         2.49      $ 5,977,345            41,506       2.76
   Savings and consumer time.......           3,382,731           26,681         3.13        3,381,638            30,969       3.64
   Large time......................           4,109,821           51,372         4.96        4,602,394            71,931       6.22
Foreign deposits(3)................           1,552,769           18,233         4.66        1,764,375            25,506       5.75
                                            -----------         --------                   -----------          --------
      Total interest bearing deposits        14,828,188          132,578         3.55       15,725,752           169,912       4.30
                                            -----------         --------                   -----------          --------
Federal funds purchased and
   securities sold under repurchase
   agreements......................           1,319,426           16,493         4.96        1,644,888            26,994       6.53
Commercial paper...................           1,514,326           19,572         5.13        1,595,462            26,072       6.50
Other borrowed funds...............             774,975           10,288         5.27          243,854             3,044       4.97
Subordinated capital notes.........             298,000            4,240         5.64          226,630             4,060       7.13
UnionBanCal Corporation-obligated
   mandatorily redeemable preferred
   securities of subsidiary grantor
   trust...........................             350,000            7,093         7.92          350,000             6,414       7.32
                                            -----------         --------                   -----------          --------
      Total borrowed funds.........           4,256,727           57,686         5.38        4,060,834            66,584       6.53
                                            -----------         --------                   -----------          --------
      Total interest bearing
        liabilities................          19,084,915          190,264         3.96       19,786,586           236,496       4.76
                                                                --------                                        --------
Noninterest bearing deposits.......           9,098,284                                      9,676,284
Other liabilities..................             926,453                                      1,042,033
                                            -----------                                    -----------
      Total liabilities............          29,109,652                                     30,504,903
SHAREHOLDERS' EQUITY
Common equity......................           2,929,140                                      3,185,167
                                            -----------                                    -----------
      Total shareholders' equity...           2,929,140                                      3,185,167
                                            -----------                                    -----------
      Total liabilities and
        shareholders' equity.......         $32,038,792                                    $33,690,070
                                            ===========                                    ===========

Net interest income/margin (taxable-
   equivalent basis)......                                       360,760         4.93%                           404,626       5.30%
Less: taxable-equivalent adjustment                                  747                                             641
                                                                --------                                        --------
      Net interest income..........                             $360,013                                        $403,985
                                                                ========                                        ========
-----------

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


                                                                        FOR THE NINE MONTHS ENDED
                                            ----------------------------------------------------------------------------------------
                                                       SEPTEMBER 30, 1999                              SEPTEMBER 30, 2000
                                            ------------------------------------------     -----------------------------------------
                                                               INTEREST       AVERAGE                          INTEREST     AVERAGE
                                              AVERAGE           INCOME/        YIELD/        AVERAGE            INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                        BALANCE          EXPENSE(1)      RATE(1)       BALANCE           EXPENSE(1)    RATE(1)
-----------------------------------         -----------        ----------      -------     -----------         ----------    -------
ASSETS
Loans:(2)
   Domestic........................         $23,674,469       $1,365,493         7.64%     $25,248,387        $1,622,722       8.59%
   Foreign(3)......................           1,091,433           51,700         6.33        1,055,534            53,386       6.76
Securities-taxable.................           3,352,827          157,739         6.27        3,290,918           159,204       6.45
Securities-tax-exempt..............              80,216            6,086        10.11           69,078             5,134       9.91
Interest bearing deposits in banks.             209,184            9,042         5.78          193,050             7,522       5.20
Federal funds sold and securities
   purchased under resale agreements            138,396            5,237         5.06          137,987             6,364       6.16
Trading account assets.............             286,198            9,615         4.49          272,626            12,281       6.02
                                            -----------       ----------                   -----------        ----------
      Total earning assets.........          28,832,723        1,604,912         7.44       30,267,580         1,866,613       8.23
                                                              ----------                                      ----------
Allowance for credit losses........            (450,295)                                      (500,137)
Cash and due from banks............           1,972,792                                      2,111,443
Premises and equipment, net........             433,750                                        425,880
Other assets.......................           1,121,127                                      1,215,413
                                            -----------                                    -----------
      Total assets.................         $31,910,097                                    $33,520,179
                                            ===========                                    ===========

LIABILITIES
Domestic deposits:
   Interest bearing................         $ 5,645,828          106,064         2.51      $ 5,942,695           117,648       2.64
   Savings and consumer time.......           3,356,224           80,365         3.20        3,395,513            89,318       3.51
   Large time......................           3,963,288          144,798         4.46        4,581,849           203,659       5.94
Foreign deposits(3)................           1,554,221           52,046         4.48        1,869,177            76,872       5.49
                                            -----------       ----------                   -----------        ----------
      Total interest bearing deposits        14,519,561          383,273         3.53       15,789,234           487,497       4.12
                                            -----------       ----------                   -----------        ----------
Federal funds purchased and
   securities sold under repurchase
   agreements......................           1,609,826           57,368         4.76        1,573,315            72,383       6.15
Commercial paper...................           1,541,151           56,766         4.92        1,539,749            71,004       6.16
Other borrowed funds...............             740,933           28,159         5.08          366,568            14,212       5.18
Subordinated capital notes.........             298,000           12,385         5.56          274,036            13,997       6.82
UnionBanCal Corporation-obligated
   mandatorily redeemable preferred
   securities of subsidiary grantor
   trust...........................             287,179           17,476         8.03          350,000            19,788       7.53
                                            -----------       ----------                   -----------        ----------
      Total borrowed funds.........           4,477,089          172,154         5.14        4,103,668           191,384       6.23
                                            -----------       ----------                   -----------        ----------
      Total interest bearing
        liabilities................          18,996,650          555,427         3.91       19,892,902           678,881       4.56
                                                              ----------                                      ----------
Noninterest bearing deposits.......           9,009,701                                      9,530,873
Other liabilities..................             971,824                                      1,001,029
                                            -----------                                    -----------
      Total liabilities............          28,978,175                                     30,424,804
SHAREHOLDERS' EQUITY
Common equity......................           2,931,922                                      3,095,375
                                            -----------                                    -----------
      Total shareholders' equity...           2,931,922                                      3,095,375
                                            -----------                                    -----------
      Total liabilities and
        shareholders' equity.......         $31,910,097                                    $33,520,179
                                            ===========                                    ===========



Net interest income/margin (taxable-
   equivalent basis)......                                     1,049,485        4.86%                          1,187,732       5.23%
Less: taxable-equivalent adjustment                                2,488                                           1,933
                                                              ----------                                      ----------
      Net interest income..........                           $1,046,997                                      $1,185,799
                                                              ==========                                      ==========
-----------

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

         THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000

         Net interest income, on a taxable-equivalent basis, was $360.8 million in the third quarter of 1999, compared with $404.6 million in the third quarter of 2000. This increase of $43.8 million, or 12 percent, was attributable primarily to a $1.4 billion, or 5 percent, increase in average earning assets, partially funded by a $578.0 million, or 6 percent, increase in average noninterest bearing deposits. In addition, the net interest margin was favorably impacted by the interest rate environment that contributed to higher yields on loans and other interest bearing assets, partially offset by higher rates on deposits and other average interest bearing liabilities, as well as a lower effective cost of funding the increased assets. The net interest margin increased 37 basis points to 5.30 percent.

         Average earning assets were $29.0 billion in the third quarter of 1999, compared with $30.4 billion in the third quarter of 2000. This growth was attributable to a $1.3 billion, or 5 percent, increase in average loans. The growth in average loans was mostly due to the increase in average commercial, financial and industrial loans of $782.5 million, real estate construction loans of $303.6 million, real estate residential mortgage loans of $206.6 million, real estate commercial mortgage loans of $188.1 million, and partially offset by lower average consumer loans of $179.5 million.

         The higher interest rate environment resulted in higher yields on average earning assets of 85 basis points, partially offset by higher rates paid on average interest bearing liabilities of 80 basis points. The decision to maintain an asset sensitive balance sheet contributed to the higher yields. The $0.7 billion, or 4 percent, increase in average interest bearing liabilities over the third quarter of 1999 was due to an increase in average interest bearing deposits of $0.9 billion, primarily large time deposits.

         Average noninterest bearing deposits increased $578.0 million, or 6 percent, over the third quarter of 1999. This large base of interest-free funding continues to benefit our lower cost of funds.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000

         Net interest income, on a taxable-equivalent basis, was $1,049 million in the first nine months of 1999, compared with $1,188 million in the first nine months of 2000. This increase of $138.2 million, or 13 percent, was attributable primarily to a $1.4 billion, or 5 percent, increase in average earning assets, partially funded by a $521.2 million, or 6 percent, increase in average noninterest bearing deposits. In addition, the net interest margin was favorably impacted by the interest rate environment that contributed to higher yields on loans and other interest bearing assets, partially offset by higher rates on deposits and other average interest bearing liabilities, as well as a lower effective cost of funding the increased assets. The net interest margin increased 37 basis points to 5.23 percent.

         Average earning assets were $28.8 billion in the first nine months of 1999, compared with $30.3 billion in the first nine months of 2000. This growth was attributable to a $1.5 billion, or 6 percent, increase in average loans, partially offset by $73.0 million, or 2 percent decrease in average securities. The growth in average loans was mostly due to the increase in average commercial, financial and industrial loans of $908.8 million, real estate commercial mortgage loans of $375.1 million, real estate construction loans of $268.7 million, and real estate residential mortgage loans of $104.5 million, partially offset by lower average consumer loans of $164.8 million. The decrease in average securities, which comprised primarily of fixed rate available for sale securities, reflected liquidity and interest rate risk management actions.

         The higher interest rate environment resulted in higher yields on average earning assets of 79 basis points, partially offset by higher rates paid on average interest bearing liabilities of 65 basis points. The decision to maintain an asset sensitive balance sheet contributed to the higher yields. The $896.3 million, or 5 percent, increase in average interest bearing liabilities over the first nine months of 1999 was due to an increase in average interest bearing deposits of $1.3 billion, or 9 percent, primarily large time deposits.

         Average noninterest bearing deposits increased $521.2 million, or 6 percent, over the first nine months of 1999. This large base of interest-free funding continues to benefit our lower cost of funds.

NONINTEREST INCOME



                                     FOR THE THREE MONTHS ENDED                      FOR THE NINE MONTHS ENDED
                              --------------------------------------          -------------------------------------
                              SEPTEMBER 30,  SEPTEMBER 30,   PERCENT          SEPTEMBER 30,  SEPTEMBER 30,  PERCENT
(DOLLARS IN THOUSANDS)            1999           2000        CHANGE               1999          2000        CHANGE
-----------------------------   --------       --------      ------             --------      --------      ------
Service charges on
   deposit accounts.....        $ 45,401       $ 53,779       18.45%            $127,981      $153,987       20.32%
Trust and investment
   management fees......          36,353         39,975        9.96              102,607       116,163       13.21
Merchant transaction
   processing fees......          18,598         19,354        4.06               51,256        54,887        7.08
International commissions
   and fees.............          17,475         18,012        3.07               53,186        53,463        0.52
Merchant banking fees...          10,946         15,353       40.26               27,561        40,681       47.60
Brokerage commissions and
   fees.................           7,148          8,616       20.54               18,825        27,309       45.07
Foreign exchange trading
   gains, net...........           5,267          6,143       16.63               14,873        21,054       41.56
Securities gains, net...           2,004          3,104       54.89                3,899         8,804      125.80
Other...................           5,157          4,592      (10.96)              32,267        17,660      (45.27)
                                --------       --------      ------             --------      --------      ------
   Total noninterest
      income............        $148,349       $168,928       13.87%            $432,455      $494,008       14.23%
                                ========       ========      ======             ========      ========      ======
-----------


         THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000

         In the third quarter of 2000, noninterest income was $168.9 million, an increase of $20.6 million, or 14 percent, over the same period in 1999. This increase was attributed to growth in deposit- related income, merchant banking fees, trust and investment fees, brokerage revenues and securities gains, net.

         Service charges on deposit accounts revenue was $53.8 million, an increase of $8.4 million or 18 percent over the third quarter of 1999. The increase was primarily attributable to a 6 percent increase in average deposits, higher overdraft fees due to a change in fee structure, and the expansion of several products and services.

         Merchant banking fees were $15.4 million, an increase of $4.4 million or 40 percent over the third quarter of 1999. The increase was primarily related to increased syndication fees.

         Trust and investment management fees were $40.0 million for the quarter, an increase of $3.6 million or 10 percent over the same period in 1999. The increase was mainly attributed to asset growth under management. Managed assets have grown by 12 percent over the prior year, rising to $21.9 billion, while total assets have increased 8 percent to $132.5 billion.

         Brokerage commissions and fees were $8.6 million, an increase of $1.5 million or 21 percent over the third quarter of 1999. The increase was primarily related to brokerage commissions on sales of non-proprietary mutual funds, annuities, and insurance products and growth in corporate sweep products.

         Securities gains, net were $3.1 million, an increase of $1.1 million over the third quarter of 1999. This increase was primarily related to the sale of venture capital securities investments during the period.

         Other noninterest income was $4.6 million, a decrease of $0.6 million or 11 percent from the same period in 1999. The decrease was primarily attributed to a $4.5 million loss on distressed loans held for sale, partially offset by higher rate swap fee income of $3.1 million. Included in other noninterest income are auto lease residual write-downs of $5.0 million in third quarter 2000 and $6.3 million in the same quarter 1999.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000

         In the first nine months of 2000, noninterest income was $494.0 million, an increase of $61.6 million, or 14 percent, over the same period in 1999. This increase was primarily attributed to growth in deposit-related income, trust and investment fees, merchant banking fees, brokerage revenues, foreign exchange trading gains, net gains from securities sales, and partially offset by other income.

         Service charges on deposit accounts revenue was $154.0 million, an increase of $26.0 million or 20 percent over the first nine months of 1999. The increase was primarily attributable to a 8 percent increase in average deposits, higher overdraft fees due to a change in fee structure, and the expansion of several products and services.

         Trust and investment management fees were $116.2 million, an increase of $13.6 million or 13 percent over the first nine months of 1999. The acquisition of Imperial Trust Company accounted for just over 25 percent of the increase with the rest attributable to growth in institutional trust business, institutional asset management accounts, and a 10 percent increase in retail HighMark Fund balances.

         Merchant banking fees were $40.7 million, an increase of $13.1 million or 48 percent over the first nine months of 1999. The increase was primarily related to higher syndication fees.

         Brokerage commissions and fees were $27.3 million, an increase of $8.5 million or 45 percent over the first nine months of 1999. The increase was primarily related to brokerage commissions on sales of non-proprietary mutual funds, annuities, and insurance products and growth in corporate sweep products.

         Foreign exchange trading gains, net were $21.1 million, an increase of $6.2 million or 42 percent over the first nine months of 1999. The increase was attributed to an increase in exporters' cross border transactions, reflecting the gradual recovery of the Asian and European economies and a strong US$ which resulted in an increase in overseas direct investments and capital market securities' investments.

         Securities gains, net were $8.8 million, an increase of $4.9 million or 126 percent over the first nine months of 1999. This increase was primarily related to the sale of venture capital securities investments, partially offset by the sale of certain lower yielding securities in our portfolio where the proceeds were used to purchase higher yielding securities.

         Other noninterest income was $17.7 million, a decrease of $14.6 million or 45 percent over the first nine months of 1999. The decrease was mainly attributed to higher losses on the valuation of auto lease residuals of $11.2 million, a $4.5 million loss on the sale of distressed loans held for sale, and the write down of venture capital equity investments of $1.8 million, partially offset by a $4.1 million gain on the sale of a property.

NONINTEREST EXPENSE


                                 FOR THE THREE MONTHS ENDED                         FOR THE NINE MONTHS ENDED
                           --------------------------------------           --------------------------------------
                           SEPTEMBER 30, SEPTEMBER 30,    PERCENT           SEPTEMBER 30,  SEPTEMBER 30,   PERCENT
(DOLLARS IN THOUSANDS)          1999         2000         CHANGE                1999           2000        CHANGE
-------------------------    --------      --------       ------             --------        --------      ------
Salaries and other           $135,697      $130,085        (4.14)%           $401,973        $387,411       (3.62)%
   compensation.......
Employee benefits.....         29,761        22,142       (25.60)              98,167          57,072      (41.86)
                             --------      --------       ------             --------        --------      ------
   Personnel-related
      expense.........        165,458       152,227        (8.00)             500,140         444,483      (11.13)
Net occupancy.........         22,895        24,664         7.73               67,273          69,358        3.10
Equipment.............         19,389        15,702       (19.02)              49,405          47,706       (3.44)
Merchant transaction
   processing.........         12,905        12,784        (0.94)              37,773          37,144       (1.67)
Communications........         10,666        11,736        10.03               31,217          33,048        5.87
Professional services.          8,440        10,760        27.49               29,426          29,278       (0.50)
Data processing.......          7,797         8,577        10.00               23,459          26,199       11.68
Advertising and public
   relations..........          7,845         8,042         2.51               23,341          20,546      (11.97)
Software..............          6,113         5,850        (4.30)              18,790          16,831      (10.43)
Printing and office
   supplies...........          5,103         5,055        (0.94)              17,800          14,945      (16.04)
Travel................          4,335         3,900       (10.03)              14,236          12,020      (15.57)
Intangible asset
   amortization.......          3,509         3,338        (4.87)              10,527          10,014       (4.87)
Armored car...........          3,180         3,153        (0.85)               9,648           9,437       (2.19)
Foreclosed asset
   expense (income)...           (703)          (14)      (98.01)              (1,256)              7          nm
Restructuring charge
   (credit)...........         85,000             -           nm               85,000         (19,000)         nm
Other.................         22,366        25,604        14.48               73,911          77,719        5.15
                             --------      --------                          --------        --------
    Total noninterest
      expense.........       $384,298      $291,378       (24.18)            $990,690        $829,735      (16.25)
                             ========      ========                          ========        ========
-----------

nm = not meaninful


         THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000

         In the third quarter of 2000, noninterest expense was $291.4 million, a decrease of $7.9 million, or 3 percent, over the same period in 1999, excluding the $85.0 million restructuring reserve recorded in the third quarter of 1999. This decrease was mainly attributed to lower direct expenses realized through our Mission Excel expense reduction efforts and higher expenses in the prior year related to the Year 2000 conversion, partially offset by higher professional service fees resulting from increased projects in the current year.

         o Personnel-related expense was $152.2 million, a decrease of $13.2 million or 8 percent over the third quarter of 1999. This decrease was attributed to lower staff expense due to personnel reductions achieved through Mission Excel and changes to our pension plan assumptions.

         o Equipment expense was $15.7 million, a decrease $3.7 million or 19 percent over the third quarter of 1999. This decrease was primarily related to the write-off of unused personal computer equipment replaced in a corporate upgrade in the prior year.

         o Professional services expense was $10.8 million, an increase of $2.3 million or 27 percent over the third quarter of 1999. This increase was attributed to a higher level of projects being conducted in the current year.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000

         In the first nine months of 2000, noninterest expense, excluding the restructuring reserve of $85.0 million recorded in the third quarter of 1999 and the restructuring credits of $19.0 million recorded in the first and second quarters of 2000, was $848.7 million, a decrease of $57.0 million, or 6 percent, over the same period in 1999. This decrease was attributed to lower direct expenses realized through our Mission Excel expense reduction efforts, higher expenses in the prior year related to the Year 2000 conversion, and a one-time credit related to an accounting change.

         o Personnel-related expense was $444.5 million, a decrease of $55.7 million or 11 percent over the first nine months of 1999. This decrease was attributed to a one-time credit for an accounting methodology change in recognizing pension expense of $16.0 million, personnel reductions achieved through Mission Excel, and changes to our pension plan assumptions.

INCOME TAX EXPENSE

         The effective tax rate for each of the third quarters of 1999 and 2000 were 30 percent and 35 percent, respectively. During the third quarter of 1999, we recognized a net tax benefit of $4.4 million as the result of a California Franchise Tax Board audit settlement for the years 1989 through 1993. Excluding this tax benefit, our effective tax rate would have been 35 percent and 35 percent for the three months ended September 30, 1999 and September 30, 2000, respectively.

         The effective tax rate for the first nine months of 1999 and 2000 were 32 percent and 35 percent, respectively. During the first nine months of 1999, we recognized tax benefits as the result of an IRS settlement of $6.3 million for refund claims we filed for the years 1992 through 1994 and a California Franchise Tax Board audit settlement of $4.4 million for the years 1989 through 1993. Excluding these tax benefits, our effective tax rate would have been 34 percent and 35 percent for the first nine months ended September 30, 1999 and September 30, 2000, respectively.

LOANS

         The following table shows loans outstanding by loan type.


                                                                                                     PERCENT CHANGE TO
                                                                                                  SEPTEMBER 30, 2000 FROM:
                                                                                              --------------------------------
                                     SEPTEMBER 30,       DECEMBER 31,        SEPTEMBER 30,    SEPTEMBER 30,       DECEMBER 31,
(DOLLARS IN THOUSANDS)                    1999              1999                 2000             1999               1999
-------------------------------       -----------        -----------          -----------        ------             ------
Domestic:
   Commercial, financial and
      industrial...............       $13,774,886        $14,176,630          $14,207,319          3.14 %             0.22 %
   Construction................           644,980            648,478              944,263         46.40              45.61
   Mortgage:
      Residential..............         2,579,526          2,581,141            2,984,627         15.70              15.63
      Commercial...............         3,242,516          3,572,347            3,373,801          4.05              (5.56)
                                      -----------        -----------          -----------
        Total mortgage.........         5,822,042          6,153,488            6,358,428          9.21               3.33
   Consumer:
      Installment..............         1,969,518          1,922,158            1,752,292        (11.03)             (8.84)
      Home equity..............           714,189            727,776              736,835          3.17               1.24
                                      -----------        -----------          -----------
        Total consumer.........         2,683,707          2,649,934            2,489,127         (7.25)             (6.07)
   Lease financing.............         1,155,415          1,148,542            1,148,314         (0.61)             (0.02)
                                      -----------        -----------          -----------
        Total loans in domestic
           offices.............        24,081,030         24,777,072           25,147,451          4.43               1.49
Loans originated in foreign
   branches....................         1,104,652          1,135,886            1,010,488         (8.52)            (11.04)
                                      -----------        -----------          -----------
        Total loans............       $25,185,682        $25,912,958          $26,157,939          3.86 %             0.95 %
                                      ===========        ===========          ===========


         Our lending activities are predominantly domestic, with such loans comprising 96 percent of the total loan portfolio at September 30, 2000. Total loans at September 30, 2000 were $26.2 billion, an increase of $1.0 billion, or 4 percent, over September 30, 1999. The increase was attributable to growth in the commercial, financial and industrial loan portfolio, which increased $432.4 million, the residential mortgage loan portfolio, which increased $405.1 million, the construction loan portfolio, which increased $299.3 million, the commercial mortgage loan portfolio, which increased $131.3 million, partially offset by, the consumer loan portfolio, which decreased $194.6 million.

         Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are extended principally to corporations, middle market businesses, and small businesses, with no industry concentration exceeding 10 percent of total commercial, financial and industrial loans. At September 30, 1999 and 2000, the commercial, financial and industrial loan portfolio was $13.8 billion, or 55 percent of total loans, and $14.2 billion, or 54 percent of total loans, respectively. The increase of $432.4 million, or 3 percent, from September 30, 1999 was primarily attributable to loans extended to businesses with revenues exceeding $20 million.

         The construction loan portfolio totaled $645.0 million, or 3 percent of total loans, at September 30, 1999, compared with $944.3 million, or 4 percent of total loans, at September 30, 2000. This growth of $299.3 million, or 46 percent, from September 30, 1999 was primarily attributable to the continuing favorable California real estate market coupled with a strong West Coast economy.

         Mortgage loans were $5.8 billion, or 23 percent of total loans, at September 30, 1999, compared with $6.4 billion, or 24 percent of total loans, at September 30, 2000. The mortgage loan portfolio consists of loans on commercial and industrial projects and residential loans, secured by one-to-four family residential properties, primarily in California. The increase in commercial mortgage loans of $131.3 million, or 4 percent and in residential mortgage loans of $405.1 million, or 16 percent, from September 30, 1999, reflected both the favorable California real estate market and a strong West Coast economy. In addition, higher residential mortgage loan balances were impacted by the purchase of $109.0 million in adjustable rate mortgages primarily originated in California, Oregon and Washington.

         Consumer loans totaled $2.7 billion, or 11 percent of total loans, at September 30, 1999, compared with $2.5 billion, or 10 percent of total loans, at September 30, 2000. The decrease of $194.6 million, or 7 percent, was primarily attributable to automobile dealer loans. Origination's were lower due to increased competition in the business and the maturing of loans originated during peak years. In a press release dated September 14, 2000, the bank announced it is exiting the indirect automobile lending business.

CROSS-BORDER OUTSTANDINGS

         Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of September 30, 1999, December 31, 1999, and September 30, 2000 for each country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. For those individual countries shown in the table below, most of our local currency outstandings are hedged or are funded by local currency borrowings.


                                                                                  PUBLIC     CORPORATIONS
                                                                  FINANCIAL       SECTOR      AND OTHER          TOTAL
(DOLLARS IN MILLIONS)                                            INSTITUTIONS    ENTITIES     BORROWERS       OUTSTANDINGS
------------------------------------------------------------     ------------    --------    ------------     ------------
September 30, 1999
Japan.......................................................        $127            $-          $361             $488
Korea.......................................................         459             1            57              517
December 31, 1999
Japan.......................................................          82             -           339              421
Korea.......................................................         422             -            53              475
September 30, 2000
Korea.......................................................         332             -            34              366


PROVISION FOR CREDIT LOSSES

         We recorded a $20 million provision for credit losses in the third quarter of 1999, compared with an $80 million provision for credit losses in the third quarter of 2000 and a $70 million provision in the second quarter 2000. The provision for credit losses for the nine months ended September 30, 2000 was $190 million compared to $35 million for the nine months ended September 30, 1999. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below.

         Our provision for credit losses in the third quarter of 2000, compared with the second quarter 2000 provision was affected by the following factors:

         o The continuing application of strict standards to the definitions of potential and well-defined weaknesses in our loan portfolio, resulting in higher levels of criticized assets and downward migration within the criticized grades,

         o    The higher  impairment  allowance on nonaccrual  loans due to both
              increased   impairment  and  higher  volume  of  loans  placed  on
              nonaccrual during the period,

         o The establishment of a separate loss factor for foreign loans based on historical losses in our foreign loan portfolio, which reduced our provision requirement, and

         o    The refinement of our reserve  methodology,  which  eliminated the
              portion  of  the  unallocated   allowance  related  to  model  and
              estimation risk.

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

         The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, pools of loans, leases and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are developed in the following ways:

         o Problem graded loan loss factors are derived from a migration model that tracks historical loss experience over a six-year period, which we believe captures the appropriate default losses on our loan portfolio,

         o Pass graded loan loss factors are based on the average annual net charge-off rate over a period of 10 years, which we believe is reflective of a full business cycle,

         o Pooled loan loss factors (not individually graded loans) are based on expected net charge-offs for one year. Pooled loans are loans that are homogeneous in nature, such as consumer installment and residential mortgage loans and automobile leases.

         We believe that a business cycle is a period in which both upturns and downturns in the economy have been reflected. The most recent economic expansion has required us to extend our historical perspective to capture the highs and lows of a typical economic cycle.

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

         The unallocated allowance contains amounts that are based on management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following, which existed at the balance sheet date:

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

         The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration model that is used to establish the loan loss factors for problem graded loans is designed to be self-correcting by taking into account our loss experience over prescribed periods. Similarly, by basing the pass graded loan loss factors over a period reflective of a business cycle, the methodology is designed to take our recent loss experience into account. Pooled loan loss factors are adjusted quarterly based upon the level of net charge-offs expected by management in the next twelve months. Furthermore, our methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors, which affect the collectibility of the portfolio as of the evaluation date, are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES FROM DECEMBER 31, 1999

         At December 31, 1999, our allowance for credit losses was $470 million, or 1.82 percent of total loans, and 281 percent of total nonaccrual loans, compared with an allowance for credit losses at September 30, 2000 of $526 million, or 2.01 percent of total loans, and 186 percent of total nonaccrual loans.

         In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 1999, total impaired loans were $167.4 million and the associated impairment allowance was $42.4 million, compared with $283.0 million and $91.1 million, respectively, at September 30, 2000.

         Historically, our credit policy prescribed that our unallocated allowance include a component in respect of model and estimation risk equal to 20% to 25% of the allocated allowance. The primary reason for this component of the unallocated allowance was the dissimilarity of the loss histories of our predecessor institutions, Union Bank and Bank of California, prior to their combination in 1996. As part of our ongoing effort to improve our allowance methodology, we conducted a review of model imprecision for our pass and problem graded loans, which was completed during the third quarter of 2000. The review indicated the following:

         o In light of the expansion to a ten year loss history for our pass graded loans and our analysis of our loss experience for the 10-year period, we have concluded that it is not necessary to provide an amount for model risk with respect to this portion of the formula allowance.

         o Our loss migration model, upon which we calculate default losses on our problem graded credits, now indicates that losses have remained relatively unchanged over the past six years, which is the maximum number of years that may be included in our model. As a result, we have concluded that it is not necessary to provide for model risk with respect to this portion of the formula allowance.

         o In addition, we have concluded that our impaired loans, which are remeasured on a monthly basis, have no significant, evidenced estimation risk within our specific allowance.

         We made no other changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for credit losses. Changes in assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, have affected the assessment of the unallocated allowance. Estimation risk, which continues to be present in the allowance for credit losses, will now be included as part of our attributed factors within the unallocated allowance for credit losses.

CHANGES IN THE FORMULA,  SPECIFIC AND  UNALLOCATED  ALLOWANCES FROM DECEMBER 31,
1999

         At September 30, 2000, the formula allowance was $320 million, compared to $257 million at December 31, 1999, an increase of $63 million. This was primarily due to increases in criticized credits and downward migration within the criticized grades, offset by a reduction of $12 million related to improvement in the risk factors on foreign loans.

         At September 30, 2000, the specific allowance was $107 million compared to $51 million at December 31, 1999, an increase of $56 million. This was primarily caused by both higher impairment allowances on our nonaccrual loans and higher levels of nonaccrual loans.

         At September 30, 2000, the unallocated allowance was $99 million compared to $162 million at December 31, 1999, a decrease of $63 million. As discussed previously, during the quarter we refined our reserve methodology to eliminate the prescribed component of the unallocated allowance in respect of model and estimation risk. In light of the elimination of this mandatory component of the unallocated reserve, we have increased the remaining component of the unallocated allowance to reflect the estimation risk that management believes exists in the formula and specific allowances, primarily in respect of the anticipated downward regradings of loans in certain sectors of our portfolio. Management believes that other inherent losses related to certain conditions considered in its evaluation of the unallocated allowance have been recognized in the formula allowance during the nine months ended September 30, 2000.

         At September 30, 2000, we had a $99 million unallocated allowance in our allowance for credit losses. In evaluating the appropriateness of the unallocated allowance, we considered the following factors as well as more general factors such as the interest rate environment and the impact of economic downturn on those borrowers who have a more leveraged financial profile:

         o the need to provide for model and estimation risk, as previously required by our credit policy was eliminated,

         o the need to provide for probable losses related to certain Asian countries on borrowers was eliminated, as we reduced our exposures and completed the regradings of those exposures,

         o the adverse effects of rising fuel prices and governmental regulation on borrowers in the utilities industry, which could be in the range of $22 million to $35 million,

         o the adverse effects of changes in the economic, regulatory, and technology environments on borrowers in the communications/media industry, which could be in the range of $21 million to $31 million,

         o the adverse effects of the recent slowing trends in same-store sales and softening consumer confidence on borrowers in the retailing industry, which could be in the range of $8 million to $14 million,

         o the adverse effects of export market conditions and cyclical overcapacity on borrowers in the technology industry, which could be in the range of $4 million to $8 million, and

         o the adverse effects on borrowers in the healthcare industry from reduced reimbursements from government medical insurance programs, which have been reduced either through loan sales or as a result of their incorporation into our formula allowance, which could be in the range of $3 million to $6 million.

         There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth above. See forward-looking statements on page 41.



                                                                             FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                                    ENDED                      ENDED
                                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                                           --------------------------------------------------
(DOLLARS IN THOUSANDS)                                                       1999         2000          1999          2000
-----------------------------------------------------------------------    ---------     ---------     ---------    ---------
Balance, beginning of period...........................................    $450,403      $500,731      $459,328     $470,378
Loans charged off:
   Commercial, financial and industrial................................      15,080        55,855        27,570      140,629
   Mortgage............................................................          84            18           724          133
   Consumer............................................................       2,978         2,867        10,790        8,861
   Lease financing.....................................................         785           827         2,559        2,158
   Foreign]............................................................           -             -        14,127            -
                                                                           ---------     ---------     ---------    ---------
      Total loans charged off..........................................      18,927        59,567        55,770      151,781
Recoveries of loans previously charged off:
   Commercial, financial and industrial................................       3,909         3,123        11,479       11,766
   Mortgage............................................................          49            30           452          156
   Consumer............................................................       1,605         1,534         6,242        5,047
   Lease financing.....................................................         238           128           581          455
                                                                           ---------     ---------     ---------    ---------
      Total recoveries of loans previously charged off.................       5,801         4,815        18,754       17,424
                                                                           ---------     ---------     ---------    ---------
        Net loans charged off..........................................      13,126        54,752        37,016      134,357
Provision for credit losses............................................      20,000        80,000        35,000      190,000
Foreign translation adjustment and other net additions (deductions)....         152           (83)          117         (125)
                                                                           ---------     ---------     ---------    ---------
Balance, end of period.................................................    $457,429      $525,896      $457,429     $525,896
                                                                           =========     =========     =========    =========
Allowance for credit losses to total loans.............................        1.82%         2.01%         1.82%        2.01%
Provision for credit losses to net loans charged off...................      152.37        146.11         94.55       141.41
Net loans charged off to average loans outstanding for the period(2)...        0.21          0.82          0.20         0.68
-----------

(1) Foreign loans are those loans originated in foreign branches.
(2) Annualized.

         Total loans charged off in the third quarter of 2000 increased by $40.6 million from the third quarter of 1999, of which $9.5 million was related to distressed loan sales. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

         The third quarter's recoveries of loans previously charged off decreased by $1.0 million from the same period in 1999. The percentage of net loans charged off to average loans increased by 61 percent, from the same period in 1999. At September 30, 2000, the allowance for credit losses exceeded the net loans charged off during the third quarter of 2000, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

         Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

NONPERFORMING ASSETS


                                                                          SEPTEMBER 30,      DECEMBER 31,        SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                        1999               1999                2000
-----------------------------------------------------------------------   -------------      ------------        -------------
Commercial, financial and industrial...................................     $146,521           $159,479            $262,169
Construction...........................................................        4,334              4,286               3,967
Commercial mortgage....................................................        4,045              3,629              11,509
Foreign................................................................            -                  -               5,354
                                                                            ---------          ---------           ---------
      Total nonaccrual loans...........................................      154,900            167,394             282,999
Foreclosed assets......................................................        3,357              2,386               2,014
Distressed loans held for sale.........................................            -                  -              14,782
                                                                            ---------          ---------           ---------
      Total nonperforming assets.......................................     $158,257           $169,780            $299,795
                                                                            =========          =========           =========
Allowance for credit losses............................................     $457,429           $470,378            $525,896
                                                                            =========          =========           =========
Nonaccrual loans to total loans........................................         0.62%              0.65%               1.08%
Allowance for credit losses to nonaccrual loans........................       295.31             281.00              185.83
Nonperforming assets to total loans, foreclosed assets and distressed
   loans held for sale.................................................         0.63               0.66                1.15
Nonperforming assets to total assets...................................         0.49               0.50                0.89


         At September 30, 2000, nonperforming assets totaled $299.8 million, an increase of $141.5 million, or 89 percent, from a year earlier. The increase was mainly in commercial and industrial loans to medium-to-large corporate borrowers in different industry sectors. Included in nonperforming assets are $14.8 million in distressed loans that are being held for accelerated disposition. During the third quarter of 2000, we sold $56.0 million of distressed loans under this accelerated disposition program.

         Nonaccrual loans as a percentage of total loans were 1.08 percent at September 30, 2000, compared with 0.62 percent at September 30, 1999. Nonperforming assets as a percentage of total loans, foreclosed assets, and distressed loans held for sale increased to 1.15 percent at September 30, 2000 from 0.63 percent at September 30, 1999.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

                                                                          SEPTEMBER 30,      DECEMBER 31,       SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                        1999               1999                2000
-----------------------------------------------------------------------   -------------      ------------       -------------
Commercial, financial and industrial...................................     $ 1,211            $ 2,729             $ 5,758
Construction...........................................................           -                  -                 638
Mortgage:
   Residential.........................................................       4,728              5,830               2,835
   Commercial..........................................................         386                442                   -
                                                                            -------            -------             -------
      Total mortgage...................................................       5,114              6,272               2,835
Consumer and other.....................................................       4,397              2,932               3,405
                                                                            -------            -------             -------
   Total loans 90 days or more past due and still accruing.............     $10,722            $11,933             $12,636
                                                                            =======            =======             =======


ASSET QUALITY TRENDS

         During the past year, we have experienced deteriorating asset quality with increasing levels of nonperforming assets, charge-offs, and provision expense. Based on this trend, we expect that nonperforming assets, charge-offs and provision expense may continue to rise as our borrowers become adversely impacted by the slowing economy and other factors.

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

         Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common shareholders' equity, funded 66 percent of average total assets of $33.7 billion for the third quarter ended September 30, 2000. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper and other borrowings.

         Liquidity may also be provided by the sale or maturity of assets. Such assets include interest-bearing deposits in banks, federal funds sold and securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $0.5 billion during the third quarter of 2000. Additional liquidity may be provided by investment securities available for sale that amounted to $3.6 billion at September 30, 2000, and by loan maturities.

REGULATORY CAPITAL

         The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.


UNIONBANCAL CORPORATION
                                                                                                MINIMUM           "WELL-CAPITALIZED"
                          SEPTEMBER 30,         DECEMBER 31,      SEPTEMBER 30,                REGULATORY             REGULATORY
(DOLLARS IN THOUSANDS)        1999                 1999                2000                    REQUIREMENT            REQUIREMENT
------------------------   -----------         -----------         -----------             -------------------    ------------------
CAPITAL COMPONENTS
Tier 1 capital             $ 3,216,976         $ 3,308,912         $ 3,520,717
Tier 2 capital                 605,381             616,772             613,777
                           -----------         -----------         -----------
Total risk-based capital   $ 3,822,357         $ 3,925,684         $ 4,134,494
                           ===========         ===========         ===========
Risk-weighted assets...    $32,378,472         $33,288,167         $33,476,055
                           ===========         ===========         ===========
Quarterly average assets   $31,969,687         $32,765,347         $33,637,908
                           ===========         ===========         ===========

                             AMOUNT     RATIO     AMOUNT    RATIO     AMOUNT    RATIO        AMOUNT     RATIO
CAPITAL RATIOS             -----------  ------ -----------  ------ -----------  -----      -----------  -----
Total capital (to
   risk-weighted assets)   $ 3,822,357  11.81% $ 3,925,684  11.79% $ 4,134,494  12.35%  >  $ 2,678,084   8.0%           na
                                                                                        -
Tier 1 capital (to
   risk-weighted assets)     3,216,976   9.94    3,308,912   9.94    3,520,717  10.52   >    1,339,042   4.0            na
                                                                                        -
Leverage ratio(1)            3,216,976  10.06    3,308,912  10.10    3,520,717  10.47   >    1,345,516   4.0            na
                                                                                        -
-----------

(1)      Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

UNION BANK OF CALIFORNIA, N.A.

                                                                                                MINIMUM           "WELL-CAPITALIZED"
                          SEPTEMBER 30,         DECEMBER 31,      SEPTEMBER 30,                REGULATORY             REGULATORY
(DOLLARS IN THOUSANDS)        1999                 1999                2000                    REQUIREMENT            REQUIREMENT
------------------------   -----------         -----------         -----------             -------------------    ------------------
CAPITAL COMPONENTS
Tier 1 capital             $ 3,103,665         $ 3,103,324         $ 3,295,828
Tier 2 capital                 500,178             511,327             506,616
                           -----------         -----------         -----------
Total risk-based capital   $ 3,603,843         $ 3,614,651         $ 3,802,444
                           ===========         ===========         ===========
Risk-weighted assets       $31,960,695         $32,850,575         $32,900,514
                           ===========         ===========         ===========
Quarterly average assets   $31,696,685         $32,507,079         $33,942,940
                           ===========         ===========         ===========

                             AMOUNT     RATIO     AMOUNT    RATIO     AMOUNT    RATIO         AMOUNT    RATIO        AMOUNT    RATIO
CAPITAL RATIOS             -----------  -----  -----------  -----  -----------  -----      -----------  -----     -----------  -----
Total capital (to
   risk-weighted assets)   $ 3,603,843  11.28% $ 3,614,651  11.00% $ 3,802,444  11.56%  >   $ 2,632,041   8.0%  > $ 3,290,051   10.0
                                                                                        -                       -
Tier 1 capital (to
   risk-weighted assets)     3,103,665   9.71    3,103,324   9.45    3,295,828  10.02   >    1,316,021   4.0    >   1,974,031    6.0
                                                                                        -                       -

Leverage ratio(1)            3,103,665   9.79    3,103,324   9.55    3,295,828   9.71   >    1,357,718   4.0    >   1,697,147    5.0
                                                                                        -                       -
-----------

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

         Compared with December 31, 1999, our Tier 1 risk-based capital ratio at September 30, 2000 increased 58 basis points to 10.52 percent, our total risk-based capital ratio increased 54 basis points to 12.35 percent, and our leverage ratio increased 41 basis points to 10.47 percent. The increases in the capital ratios were primarily attributable to a higher growth rate in Tier 1 capital attributed to higher growth in net income.

         As of September  30, 2000,  management  believes the capital  ratios of
Union   Bank  of   California,   N.A.   met  all   regulatory   minimums   of  a
"well-capitalized" institution.

FORWARD-LOOKING STATEMENTS

         Our management frequently makes forward-looking statements in Securities and Exchange Commission filings, such as this one, press releases, news articles, conference calls with Wall Street analysts and when we are speaking on behalf of UnionBanCal Corporation. Forward-looking statements can be identified by looking at the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." The forward-looking statements we make are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future. There are numerous factors that could and will cause actual results to differ from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our stock price, financial position, or results of operations. Some, but not all, of these factors are discussed below. All forward-looking statements included in this document are based on information available as of its date, and we assume no obligation to update any forward-looking statement.

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

         ADVERSE  ECONOMIC  FACTORS AFFECTING  CERTAIN  INDUSTRIES  COULD HAVE
           AN ADVERSE EFFECT ON OUR CUSTOMERS AND THEIR ABILITY TO MAKE PAYMENTS TO US

         We are also subject to certain industry-specific economic factors. For example, a portion of our total loan portfolio is related to real estate obligations, and a portion of our recent growth has been fueled by the general real estate recovery in California. Accordingly, a downturn in the real estate industry in California could have an adverse effect on our operations. Similarly, a portion of our total loan portfolio is to borrowers in the agricultural industry. Adverse weather conditions, combined with low commodity prices, may adversely affect the agricultural industry and, consequently, may impact our business negatively. Similarly, portions of our total loan portfolio are to borrowers in the industries referred to in "Allowance for Credit Losses" above, which could be adversely affected by the factors referred to in that section.

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

         SHAREHOLDER VOTES ARE CONTROLLED BY THE BANK OF TOKYO-MITSUBISHI, LTD.

         A majority of our directors are not officers or employees of UnionBanCal Corporation or any of our affiliates, including The Bank of Tokyo-Mitsubishi, Ltd. However, because of The Bank of Tokyo-Mitsubishi, Ltd.'s control over the election of our directors, The Bank of Tokyo- Mitsubishi, Ltd. could change the composition of our Board of Directors so that the Board would not have a majority of outside directors. The Bank of Tokyo- Mitsubishi, Ltd. owns a majority of the outstanding shares of our common stock. As a result, The Bank of Tokyo-Mitsubishi, Ltd. can elect all of our directors and as a result can control the vote on all matters, including determinations such as: approval of mergers or other business combinations; sales of all or substantially all of our assets; any matters submitted to a vote of our shareholders; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to common stock or other equity securities; and matters that might be favorable to The Bank of Tokyo-Mitsubishi, Ltd. The Bank of Tokyo-Mitsubishi, Ltd.'s ability to prevent an unsolicited bid for us or any other change in control could have an adverse effect on the market price for our common stock.

         THE BANK OF TOKYO-MITSUBISHI, LTD.'S FINANCIAL CONDITION COULD
           ADVERSELY AFFECT OUR OPERATIONS

         Although we fund our operations independently of The Bank of Tokyo-Mitsubishi, Ltd. and believe our business is not necessarily closely related to The Bank of Tokyo-Mitsubishi, Ltd.'s business or outlook, The Bank of Tokyo-Mitsubishi, Ltd.'s credit ratings may affect our credit ratings. The Bank of Tokyo-Mitsubishi, Ltd.'s credit ratings were downgraded in October 1998 by Standard and Poor's Corporation and are currently on Moody's Investors Service, Inc.'s credit watch with negative implications. Any future downgrading of The Bank of Tokyo-Mitsubishi, Ltd.'s credit rating could adversely affect our credit ratings. Therefore, as long as The Bank of Tokyo-Mitsubishi, Ltd. maintains a majority interest in us, deterioration in The Bank of Tokyo- Mitsubishi, Ltd.'s financial condition could result in an increase in our borrowing costs and could impair our access to the public and private capital markets. The Bank of Tokyo-Mitsubishi, Ltd. is also subject to regulatory oversight and review. Our business operations and expansion plans could be negatively affected by regulatory concerns related to the Japanese financial system and The Bank of Tokyo-Mitsubishi, Ltd.

         POTENTIAL CONFLICTS OF INTEREST WITH THE BANK OF TOKYO-MITSUBISHI, LTD.
           COULD ADVERSELY AFFECT US

         As part of The Bank of Tokyo-Mitsubishi, Ltd.'s normal risk management processes, The Bank of Tokyo-Mitsubishi, Ltd. manages global credit exposures and concentrations on an aggregate basis, including us. Therefore, at certain levels, our ability to approve certain credits and categories of customers is subject to concurrence by The Bank of Tokyo-Mitsubishi, Ltd.. We may wish to extend credit to the same customer as The Bank of Tokyo- Mitsubishi, Ltd. Our ability to do so may be limited for various reasons, including The Bank of Tokyo-Mitsubishi, Ltd's aggregate credit exposure and marketing policies. Certain directors' and officers' ownership interests in The Bank of Tokyo-Mitsubishi, Ltd.'s common stock or service as a director or officer or other employee of both us and The Bank of Tokyo-Mitsubishi, Ltd. could create or appear to create potential conflicts of interest, especially since both of us compete in the United States banking industry.

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

         ADVERSE EFFECTS OF BANKING REGULATIONS OR CHANGES IN BANKING REGULA-
           TIONS COULD ADVERSELY AFFECT US

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

         POSSIBLE FUTURE SALES OF SHARES BY THE BANK OF TOKYO-MITSUBISHI, LTD.
           COULD ADVERSELY AFFECT THE MARKET FOR OUR STOCK

         Although The Bank of Tokyo-Mitsubishi, Ltd. has announced its intention to maintain its majority ownership in us, The Bank of Tokyo- Mitsubishi, Ltd. may sell shares of our common stock in compliance with the federal securities laws. By virtue of The Bank of Tokyo-Mitsubishi, Ltd.'s current control of us, The Bank of Tokyo-Mitsubishi, Ltd. could sell large amounts of shares of our common stock by causing us to file a registration statement that would allow them to sell shares more easily. In addition, The Bank of

Tokyo-Mitsubishi, Ltd. could sell shares of our common stock without registration pursuant to Rule 144 under the Securities Act. Although we can make no prediction as to the effect, if any, that such sales would have on the market price of our common stock, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect our market price. If The Bank of Tokyo-Mitsubishi, Ltd. sells or transfers shares of our common stock as a block, another person or entity could become our controlling shareholder.

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

         o unexpected increases in costs related to potential acquisitions, and

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

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K.



(a) Exhibits:

 NO.                                DESCRIPTION
-----  -------------------------------------------------------------------------

  3.1  Restated Articles of Incorporation of the Registrant, as amended(1)
  3.2  By-laws of the Registrant, as amended January 27, 1999(2)
 10.1  Management Stock Plan. (As restated effective June 1, 1997)*(3)
 10.2 Union Bank of California Deferred Compensation Plan. (January 1, 1997, Restatement, as amended November 21, 1996)*(4)
 10.3 Union Bank of California Senior Management Bonus Plan. (Effective January 1, 2000)*(5)
 10.4  Richard C. Hartnack Employment Agreement. (Effective January 1, 1998)*(6)
 10.5  Robert M. Walker Employment Agreement. (Effective January 1, 1998)*(6)
 10.6 Union Bank of California Supplemental Executive Retirement Plan. (Effec-tive January 1, 1988) (Amended and restated as of January 1, 1997)*(3)
 10.7 Union Bank Financial Services Reimbursement Program. (As restated effec-tive January 1, 2000)*(7)
 10.8  Performance Share Plan. (Effective January 1, 1997)*(3)
 10.9 Service Agreement Between Union Bank of California and The Bank of Tokyo-Mitsubishi Ltd. (Effective October 1, 1997)*(3)
10.10  Management Stock Plan. (As restated effective January 1, 2000)*(8)
10.11 Union Bank of California, N.A. Supplemental Retirement Plan for Policy Making Officers (effective November 1, 1999)*(5)
 27.1  Financial Data Schedule(9)


-----------

(1) Incorporated by reference to Form 10-K for the year ended December 31, 1998.

(2) Incorporated by reference to Form 10-Q for the quarter ended March 31, 1999.

(3) Incorporated by reference to Form 10-K for the year ended December 31, 1997.

(4) Incorporated by reference to Form 10-K for the year ended December 31, 1996.

(5) Incorporated by reference to Form 10-Q for the quarter ended June 30, 2000.

(6) Incorporated by reference to Form 10-Q for the quarter ended September 30, 1998.

(7) Incorporated by reference to Form 8-K dated April 1, 1996 (filed as exhibit 10.14).

(8) Incorporated by reference to Form 10-Q for the quarter ended June 30, 1999.

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



                            Dated: November 13, 2000