Form 10-K
period 2000-12-31
UNIONBANCAL CORP
filed 2001-03-20
CIK 1011659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15() OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

             | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM          TO

                         Commission file number 0-28118

                             UnionBanCal Corporation
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                       94-1234979
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                              400 CALIFORNIA STREET
                      SAN FRANCISCO, CALIFORNIA 94104-1476
                    (Address of principal executive offices)

                  Registrant's telephone number (415) 765-2969

           Securities registered pursuant to Section 12(b) of the Act:
                                  Common Stock

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         As of January 31, 2001 , the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1,596,599,167. The aggregate market value was computed by reference to the last sales price of such stock.

         As of January 31, 2001, the number of shares outstanding of the registrant's Common Stock was 159,068,439.

                       DOCUMENTS INCORPORATED BY REFERENCE




INCORPORATED DOCUMENT                                      LOCATION IN FORM 10-K
---------------------                                      ---------------------
Portions of the Proxy Statement for the April 25,            Part III
2001 Annual Meeting of Shareholders



                                      INDEX




                                                                                                               PAGE
                                                                                                               ----

PART I
   Item 1. Business.........................................................................................    2
      General...............................................................................................    2
      Banking...............................................................................................    2
      Employees.............................................................................................    3
      Competition...........................................................................................    3
      Monetary Policy.......................................................................................    3
      Supervision and Regulation............................................................................    3
   Item 2. Properties.......................................................................................    5
   Item 3. Legal Proceedings................................................................................    5
   Item 4. Submission of Matters to a Vote of Security Holders..............................................    5
       Executive Officers of the Registrant.................................................................    6
PART II
   Item 5. Market for Registrant's Common Equity and Related Shareholder Matters............................    9
   Item 6. Selected Financial Data..........................................................................   10, F-1
   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations............   10, F-1
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk......................................   10, F-38
   Item 8. Financial Statements and Supplementary Data......................................................   10, F-45
   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............   10
PART III
   Item 10. Directors and Executive Officers of the Registrant..............................................   10
   Item 11. Executive Compensation..........................................................................   11
   Item 12. Security Ownership of Certain Beneficial Owners and Management..................................   11
   Item 13. Certain Relationships and Related Transactions..................................................   11
PART IV
   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................   11
Signatures..................................................................................................   II-1


                                     PART I



ITEM 1.  BUSINESS

         THIS DOCUMENT INCLUDES FORWARD-LOOKING INFORMATION, WHICH IS SUBJECT TO THE "SAFE HARBOR" CREATED BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. OUR MANAGEMENT MAY MAKE FORWARD-LOOKING STATEMENTS IN OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, PRESS RELEASES, NEWS ARTICLES, CONFERENCE CALLS WITH WALL STREET ANALYSTS AND SHAREHOLDERS AND WHEN WE ARE SPEAKING ON BEHALF OF UNIONBANCAL CORPORATION. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. OFTEN, THEY INCLUDE THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "ESTIMATE," "PROJECT," OR WORDS OF SIMILAR MEANING, OR FUTURE OR CONDITIONAL VERBS SUCH AS "WILL," "WOULD," "SHOULD," "COULD," OR "MAY." THESE FORWARD-LOOKING STATEMENTS ARE INTENDED TO PROVIDE INVESTORS WITH ADDITIONAL INFORMATION WITH WHICH THEY MAY ASSESS OUR FUTURE POTENTIAL. ALL OF THESE FORWARD-LOOKING STATEMENTS ARE BASED ON ASSUMPTIONS ABOUT AN UNCERTAIN FUTURE AND ARE BASED ON INFORMATION AVAILABLE AT THE DATE SUCH STATEMENTS ARE ISSUED.

         THERE ARE NUMEROUS RISKS AND UNCERTAINTIES THAT COULD AND WILL CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE DISCUSSED IN OUR FORWARD-LOOKING STATEMENTS. MANY OF THESE FACTORS ARE BEYOND OUR ABILITY TO CONTROL OR PREDICT AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR PROSPECTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS' ADVERSE ECONOMIC CONDITIONS IN CALIFORNIA (INCLUDING PROBLEMS ARISING FROM THE CALIFORNIA ENERGY CRISIS), ADVERSE ECONOMIC CONDITIONS AFFECTING CERTAIN INDUSTRIES, FLUCTUATIONS IN INTEREST RATES, THE CONTROLLING INTEREST IN US BY THE BANK OF TOKYO-MITSUBISHI, LTD., COMPETITION IN THE BANKING INDUSTRY, RESTRICTIONS ON DIVIDENDS, ADVERSE EFFECTS OF CURRENT AND FUTURE BANKING RULES, REGULATIONS AND LEGISLATION, AND RISKS ASSOCIATED WITH VARIOUS STRATEGIES WE MAY PURSUE, INCLUDING POTENTIAL ACQUISITIONS, DIVESTITURES AND RESTRUCTURINGS. SEE ALSO THE SECTION ENTITLED, "CERTAIN BUSINESS RISK FACTORS" ON PAGE F-41.

GENERAL

         UnionBanCal Corporation is a commercial bank holding company incorporated in the State of California in 1952 and is among the oldest banks on the West Coast, having roots as far back as 1864. We were formed as a result of the combination of Union Bank with BanCal Tri-State Corporation on April 1, 1996. At December 31, 2000, Union Bank of California, N.A., our bank subsidiary, was the third largest commercial bank in California, based on total assets and total deposits. At December 31, 2000, we were 66 percent owned by The Bank of Tokyo-Mitsubishi, Ltd. and 34 percent owned by other shareholders.

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

 THE COMMUNITY BANKING AND INVESTMENT SERVICES GROUP. This group offers its customers a complete spectrum of financial needs under one convenient umbrella. With a full line of checking and savings, investment, loan and fee-based banking products, individual and business clients, including not-for-profit, small and institutional investors, can each have their specific needs met. These products are offered in 244 full-service branches, primarily in California, as well as in Oregon, Washington, Guam and Saipan. In addition, the group offers international and settlement services, e- banking through our web site, check cashing services at our Cash & Save(R) locations and tailored loan investment products to our high net worth consumer customers through the Private Bank. Institutional customers are offered employee benefit, 401(k) administration, corporate trust, securities lending and custody (global and domestic) services. The group also includes a registered broker-dealer and a registered investment advisor, which provides investment advisory services and manages a proprietary fund family.

 THE COMMERCIAL FINANCIAL SERVICES GROUP. This group offers a variety of commercial financial services, including commercial and project loans, real estate financing, asset-based and leveraged commercial financing, trade finance and letters of credit, lease financing, customized cash management services and selected capital markets products. The group's customers include middle- market companies, large corporations, real estate companies and other more specialized industry customers. In addition, specialized depository services are offered to title and escrow companies, retailers, domestic financial institutions, bankruptcy trustees and other customers with significant deposit volumes.

 THE INTERNATIONAL  BANKING GROUP. This group primarily  provides  correspondent banking and trade finance-related products and services to financial institutions worldwide, primarily in Asia. The group also serves selected foreign firms and U.S. corporate clients in selected countries worldwide, particularly in Asia. This group has a long and stable history of providing
correspondent   and  trade-   related   services  to   international   financial
institutions.

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

EMPLOYEES

         At January 31, 2001, we had 8,715 full-time-equivalent employees.

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

SUPERVISION AND REGULATION

         We and The Bank of Tokyo-Mitsubishi, Ltd. are subject to regulation under the Bank Holding Company Act of 1956 (BHCA), as amended, which subjects us to FRB reporting and examination requirements. Generally, the BHCA restricts any investment that we may make to no more than 5 percent of the voting shares of any non-banking entity, and we may not acquire more than 5 percent of the voting shares of any domestic bank without the prior approval of the FRB. Our activities are limited, with some exceptions, to banking, the business of managing or controlling banks, and activities which the regulatory authorities deem to be so closely related to banking as to be a "proper incident thereto".

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

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) imposed stricter capital requirements on banks. FDICIA requires federal bank regulatory authorities to take "prompt corrective action" in dealing with inadequately capitalized banks. FDICIA established five tiers of capital measurement ranging from "well capitalized" to "critically undercapitalized". It is our policy to maintain risk-based capital ratios at or above the required minimum capital adequacy levels for both Union Bank of California, N.A. and us. At December 31, 2000, management believes Union Bank of California, N.A. met the requirements of a "well capitalized" institution.

         Furthermore, the activities of HighMark Capital Management, Inc. and UBOCIS are subject to the rules and regulations of the Securities and Exchange Commission as well as state securities regulators. UBOCIS is also subject to the rules and regulations of the NASD.

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

         On November 12, 1999 President Clinton signed into law the Gramm-Leach-Bliley Act (the GLB Act), key portions of which became effective on March 11, 2000. The GLB Act repeals provisions of the Glass-Steagall Act, which prohibited commercial banks and securities firms from affiliating with each other and engaging in each other's businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated. The BHCA is also amended by the GLB Act, to allow new "financial holding companies" (FHC) to offer banking, insurance, securities and other financial products. Specifically, the GLB Act amends section 4 of the BHCA in order to provide a framework for the engagement in new financial activities. Bank holding companies (BHC) such as we may elect to become a financial holding company if all of their subsidiary depository institutions are well-capitalized and well-managed. Under current FRB interpretations, a foreign bank, such as The Bank of Tokyo-Mitsubishi Ltd., which owns a subsidiary U.S. bank holding company, must make the election on behalf of itself and its U.S. holding company. In addition, the foreign bank must be well capitalized and well managed in accordance with standards comparable to those required of U.S. banks as determined by the FRB and must have a satisfactory or better CRA rating. We do not expect that The Bank of Tokyo-Mitsubishi, Ltd. will make a financial holding company election in the immediate future. Under the GLB Act, "financial subsidiaries" of banks may engage in some types of activities beyond those permitted to banks themselves, provided certain conditions are met.

         In 2000, the Union Bank of California, N.A. filed a "Financial Subsidiary Certification" with the OCC that the applicable conditions were met at that time. Although the Union Bank of California N.A. does not presently have any "financial subsidiaries", this certification would expedite the process for the Bank to form or acquire "financial subsidiaries", if it decides to do so. Under the GLB Act, national banks (as well as FDIC-insured state banks, subject to various requirements), such as Union Bank of California, N.A., are permitted to engage through these "financial subsidiaries" in certain financial activities permissible for affiliates of FHCs. However, to be able to engage in such activities, the national bank must also be well-capitalized and well-managed and receive at least a "satisfactory" rating in its most recent CRA examination. In addition, if the national bank ranks as one of the 50 largest insured banks in the United States, as we do, it must have an issue of outstanding long-term debt rated in one of the 3 highest rating categories by an independent rating agency, which we presently do not. If the national bank falls within the next group of 50, it must either meet the debt rating test described above or satisfy a comparable test jointly agreed to by the FRB and the Treasury Department. No debt rating is required for a national bank not within the top 100 largest insured banks in the United States.

         We cannot be certain of the effect of the foregoing  legislation on our
business,   although  there  is  likely  to  be  consolidation  among  financial institutions and increased competition for us.

         Changes in the laws, regulations, or policies that impact Union Bank of California, N.A. and us cannot necessarily be predicted and may have a material effect on our business and earnings.

         See Consolidated Financial Statements starting on page F-46 for specific financial information on UnionBanCal Corporation and its subsidiaries.

ITEM 2.  PROPERTIES

         At December 31, 2000, we operated 244 full service branches in California, 6 full service branches in Oregon and Washington, and 18 overseas branches and business offices. In addition, we have another 40 limited service branches, including 5 Cash & Save(R) facilities, and 3 Private Bank offices. We own the property occupied by 85 of the domestic offices and lease the remaining properties for periods of five to twenty years.

         We own two administrative facilities in San Francisco, one in Los Angeles, and three in San Diego. Other administrative offices in San Francisco, Los Angeles, Portland, Seattle, and New York operate under long-term leases expiring in one to twenty-six years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information pertains to our executive officers:


EXECUTIVE OFFICER                    AGE    PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
----------------------------------   ---    ----------------------------------------------------------------------------------

Kaoru Hayama......................    66    Mr. Hayama has served as Chairman of the UnionBanCal Corporation and Union Bank of
                                            California, N.A. since September 1998. He served as Deputy President of The Bank of
                                            Tokyo-Mitsubishi, Ltd. from April 1996 to June 1998 and as Deputy President of the Bank
                                            of Tokyo, Ltd. from June 1994 to April 1996. Mr. Hayama has served as a Director of the
                                            UnionBanCal Corporation and Union Bank of California, N.A. since September 1998.
Takahiro Moriguchi................    56    Mr. Moriguchi has served as President and Chief Executive Officer of the UnionBanCal
                                            Corporation and Union Bank of California, N.A. since May 1997. He served as Vice
                                            Chairman and Chief Financial Officer of the UnionBanCal Corporation and Union Bank of
                                            California, N.A. from April 1996 to May 1997. He served as Vice Chairman and Chief
                                            Financial Officer of Union Bank from June 1993 until March 1996. He has served as a
                                            Director of The Bank of Tokyo-Mitsubishi, Ltd. since April 1996 and as a Managing
                                            Director of The Bank of Tokyo-Mitsubishi, Ltd. since July 2000. Mr. Moriguchi has been a Director of the UnionBanCal Corporation and Union Bank of California, N.A. since
                                            June 1993.
Yoshihiko Someya..................    53    Mr. Someya has served as Deputy Chairman and head of Credit and Administration for
                                            UnionBanCal Corporation and Union Bank of California, N.A. since July 1998. He served as Executive Vice President and head of Credit Management and Support Liaison for
                                            UnionBanCal Corporation and Union Bank of California, N.A. from March 1998 to
                                            July 1998. He served as Deputy General Manager of the Osaka Branch of The Bank of
                                            Tokyo- Mitsubishi Ltd. from May 1996 to March 1998. He served as General Manager,
                                            Financial Institutions Division of Mitsubishi Bank, Ltd. from May 1995 to May 1996.
                                            Mr. Someya has served as a Director of UnionBanCal Corporation since July 1998.
Richard C. Hartnack...............    55    Mr. Hartnack has served as Vice Chairman and head of the Community Banking and
                                            Investment Services Group for UnionBanCal Corporation and Union Bank of California,
                                            N.A. since September 1999, and from April 1996 to September 1999 as head of the
                                            Community Banking Group. He served as Vice Chairman of Union Bank from June 1991 until
                                            March 1996. Mr. Hartnack has served as a Director of UnionBanCal Corporation since
                                            June 1991.








EXECUTIVE OFFICER                    AGE    PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
----------------------------------   ---    ----------------------------------------------------------------------------------
Norimichi Kanari..................    54    Mr. Kanari has served as Vice Chairman of the UnionBanCal Corporation and Union Bank of
                                            California, N.A. since July 2000. From May 1999 to July 2000, he served as General
                                            Manager of the Corporate Banking Division in Osaka Branch of The Bank of Tokyo-
                                            Mitsubishi, Ltd., after serving from August 1997 to May 1999 as General Manager of The
                                            Bank of Tokyo- Mitsubishi, Ltd.'s New York Branch and Cayman Branch. From April 1996 to
                                            June 1997, he was General Manager of The Bank of Tokyo-Mitsubishi, Ltd.'s Shimbashi
                                            branch. From March 1995 to April 1996, he was General Manager of The Bank of Tokyo's
                                            Shimbashi branch. He has served as a Director of The Bank of Tokyo-Mitsubishi, Ltd.
                                            since June 1997. Mr. Kanari has been a Director of the UnionBanCal Corporation and
                                            Union Bank of California, N.A. since July 2000.
Robert M. Walker..................    59    Mr. Walker has served as Vice Chairman and head of the Commercial Financial Services
                                            Group for UnionBanCal Corporation and Union Bank of California, N.A. since April 1996.
                                            He served as Vice Chairman with Union Bank from July 1992 until March 1996. Mr. Walker has served as a Director of UnionBanCal Corporation since July 1992.
Linda Betzer......................    54    Ms. Betzer has served as Executive Vice President and head of the Operations and
                                            Customer Services Group for UnionBanCal Corporation and Union Bank of California, N.A.
                                            since January 2000. She served as Executive Vice President of Commercial Customer
                                            Services from April 1996 to January 2000 and Senior Vice President of Commercial
                                            Customer Services with Union Bank from 1994 to April 1996.
Philip B. Flynn...................    43    Mr. Flynn has served as Executive Vice President and Chief Credit Officer of
                                            UnionBanCal Corporation and Union Bank of California, N.A. since September 2000. He served as Executive Vice President and head of Specialized Lending from May 2000 to
                                            September 2000 and as Executive Vice President and head of the Commercial Banking Group from June 1998 to May 2000. He served as Executive Vice President and head of Energy
                                            Capital Services from September 1996 to April 2000 and served as Senior Vice President and Manager of Energy Capital Services for Union Bank of California, N.A., and Union
                                            Bank for more than five years prior thereto.
Katsuyoshi Hamahashi..............    52    Mr. Hamahashi has served as head of Global Markets Group for UnionBanCal Corporation and Union Bank of California, N.A. since October 1998 and as Executive Vice President and Treasurer of UnionBanCal Corporation and Union Bank of California, N.A. since
                                            April 1996. He served as Executive Vice President and Treasurer of Union Bank from
                                            February 1996 until March 1996 and Senior Vice President and Treasurer of Union Bank
                                            from February 1993 to February 1996.








EXECUTIVE OFFICER                    AGE    PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
----------------------------------   ---    ----------------------------------------------------------------------------------
Ronald H. Kendrick................    59    Mr. Kendrick has served as Executive Vice President and head of the Community Banking
                                            Group for UnionBanCal Corporation and Union Bank of California, N.A. since
                                            December 2000. He served as Executive Vice President and San Diego Area Executive for
                                            Union Bank of California, N.A. and Union Bank from March 1994 to December 2000.
David I. Matson...................    56    Mr. Matson has served as Executive Vice President and Chief Financial Officer of
                                            UnionBanCal Corporation and Union Bank of California, N.A. since July 1998. He served as Executive Vice President and Director of Finance of UnionBanCal Corporation and
                                            Union Bank of California, N.A. from August 1997 to July 1998. He served as Executive
                                            Vice President and head of the Institutional and Deposit Markets Division from April
                                            1996 until July 1997. He served in the same capacity at Union Bank from January 1994 until March 1996.
Magan C. Patel....................    63    Mr. Patel has served as Executive Vice President and head of the International Banking
                                            Group for UnionBanCal Corporation and Union Bank of California, N.A. since April 1996.
                                            He served as Executive Vice President, International Banking Group of BanCal Tri-State
                                            Corporation and the Bank of California, N.A. for more than five years prior thereto.
Charles L. Pedersen...............    57    Mr. Pedersen has served as Executive Vice President and head of the Systems, Technology and Item Processing Group for UnionBanCal Corporation and Union Bank of California,
                                            N.A. since April 1996. He served as Executive Vice President and head of the Bank
                                            Operations and Automation Group for Union Bank from September 1992 until March 1996.
Michael A.C. Spilsbury............    51    Mr. Spilsbury has served as Executive Vice President and head of e-Business Solutions since January 2000 and of the Operations and Services Group of UnionBanCal Corporation
                                            and Union Bank of California, N.A. since April 1996. He served as Executive Vice
                                            President, Resources and Services with BanCal Tri-State Corporation and the Bank of
                                            California, N.A. from January 1992 through March 1996.
Ikuzo Sugiyama....................    51    Mr. Sugiyama has served as Executive Vice President and head of the Pacific Rim
                                            Corporate Group for UnionBanCal Corporation and Union Bank of California, N.A., and
                                            General Manager of the Los Angeles Branch of The Bank of Tokyo-Mitsubishi, Ltd. since
                                            July 1997. He served as Chief Manager, Corporate Banking Division No. 3 under Corporate
                                            Banking Group No. 1 of The Bank of Tokyo-Mitsubishi, Ltd. from April 1996 to July 1997.
                                            From April 1994 to April 1996, he served as Deputy General Manager of the Marunonchi
                                            Office of the Bank of Tokyo, Ltd.








EXECUTIVE OFFICER                    AGE    PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
----------------------------------   ---    ----------------------------------------------------------------------------------
Osamu Uno.........................    48    Mr. Uno will serve as Executive Vice President and head of the Pacific Rim Corporate
                                            Group of UnionBanCal Corporation and Union Bank of California, N.A. and General Manager
                                            of the Los Angeles Branch of The Bank of Tokyo-Mitsubishi, Ltd. effective March 1,
                                            2001. He served as the General Manager, Corporate Banking Credit Division of The Bank
                                            of Tokyo-Mitsubishi, Ltd. from July 2000 to February 2001 and as Co-General Manager,
                                            Credit Supervision Division No. 2 of The Bank of Tokyo-Mitsubishi, Ltd. from April 1996 to June 2000. From August 1994 to March 1996 he was seconded from The Bank of Tokyo,
                                            Ltd. to Tokyo Maruichi Shoji Co. where he served as Senior Supervisor.
Takaharu Saegusa..................    48    Mr. Saegusa has served as Executive Vice President of the UnionBanCal Corporation and
                                            Union Bank of California, N.A. since February 2001. He served as Deputy General
                                            Manager, Japanese Corporate Banking Group at The Bank of Tokyo-Mitsubishi, Ltd.'s New
                                            York Branch from June 1998 to February 2001. From January 1997 to May 1998, he served as General Manager of The Bank of Tokyo-Mitsubishi, Ltd.'s Shirno-Akatsuka Branch, and
                                            from May 1996 to December 1996, as an inspector in The Bank of Tokyo- Mitsubishi,
                                            Ltd.'s Inspection Division after serving as Senior Vice President and Chief Manager,
                                            Planning & Controllers Group, in Mitsubishi Bank, Ltd.'s North American Planning
                                            Division from May 1995 to April 1996. Mr. Saegusa has been a Director of the
                                            UnionBanCal Corporation and Union Bank of California, N.A. since March 2001.


         The term of office of the executive officer extends until the officer resigns, is removed, retires, or is otherwise disqualified for service. It is anticipated that Messrs. Sugiyama and Someya will return to Japan during the first quarter of 2001. Messrs. Uno and Saegusa, respectively, are expected to succeed to their responsibilities. There is no family relationship among any such officers.

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock is traded on the New York Stock Exchange under the symbol UB. As of January 31, 2001, our common stock was held by approximately 2,200 registered shareholders. At December 31, 2000, The Bank of Tokyo-Mitsubishi, Ltd. held 66 percent of our common stock. During 1999 and 2000, the average daily trading volume of our common stock was approximately 398,925 shares and 445,221 shares, respectively. At December 31, 1998, 1999 and 2000, our common stock closed at $34.06 per share, $39.44 per share, and $24.06 per share, respectively. The following table presents stock quotations for each quarterly period for the two years ended December 31, 2000.


                                                           1999                  2000
                                                     -----------------     -----------------
                                                       HIGH        LOW       HIGH        LOW

First quarter.................................       $37.88     $30.13     $37.25     $24.75
Second quarter................................        38.88      31.50      35.25      18.52
Third quarter.................................        40.88      35.00      25.69      18.38
Fourth quarter................................        46.44      34.69      24.25      18.88

         The following table presents quarterly per share cash dividends declared for 1999 and 2000:


                                                       1999      2000
                                                      -----     -----
First quarter...................................      $0.19     $0.25
Second quarter..................................       0.19      0.25
Third quarter...................................       0.19      0.25
Fourth quarter..................................       0.25      0.25


         On November 17, 1999 our Board of Directors approved a 32 percent increase in our quarterly common stock dividend for the fourth quarter of 1999 from $0.19 per share to $0.25 per share. Future dividends will depend upon our earnings, financial condition, capital requirements and other factors as our Board of Directors may deem relevant.

         We offer a dividend reinvestment and stock repurchase plan that allows shareholders to reinvest dividends in our common stock at 5 percent below the market price. The Bank of Tokyo-Mitsubishi, Ltd. did not participate in the plan during 1999 and 2000. For further information about these plans, see Note 13 to our Consolidated Financial Statements.

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

         See pages F-38 through F-40 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See pages F-46 through F-90 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to our Proxy Statement for the April 25, 2001 Annual Meeting of Shareholders for incorporation by reference of information concerning directors and persons nominated to become directors of UnionBanCal Corporation. Information concerning our executive officers as of January 31, 2001 is included in Part I above in accordance with Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated by reference from the text under the caption "Compensation and Other Transactions with Management and Others" in the Proxy Statement for the April 25, 2001 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning ownership of the equity stock of UnionBanCal Corporation by certain beneficial owners and management is incorporated by reference from page 1 and the text under the caption "Election of Directors" in the Proxy Statement for the April 25, 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions with officers, directors, and The Bank of Tokyo-Mitsubishi, Ltd. is incorporated by reference from the text under the caption "Transactions with Management and Others" in the Proxy Statement for the April 25, 2001 Annual Meeting of Shareholders.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

         Our Consolidated Financial Statements, the Management Statement, and the independent auditors' report are set forth on pages F-46 through F-92. (See index on page F-45).

(a)(2) Financial Statement Schedules

         All schedules to our Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in our Consolidated Financial Statements or accompanying notes.

(a)(3) Exhibits


   NO.                                 DESCRIPTION
 -----    ---------------------------------------------------------------------------------------
  3.1     Restated Articles of Incorporation of the Registrant, as amended(1)
  3.2     By-laws of the Registrant, as amended January 27, 1999(2)
 10.1     Management Stock Plan. (As restated effective June 1, 1997)*(3)
 10.2     Union Bank of California Deferred Compensation Plan. (January 1, 1997, Restatement,
          as amended November 21, 1996)*(4)
 10.3     Union Bank of California Senior Management Bonus Plan. (Effective January 1, 2000)*(5)
 10.4     Richard C. Hartnack Employment Agreement. (Effective January 1, 1998)*(6)
 10.5     Robert M. Walker Employment Agreement. (Effective January 1, 1998)*(6)
 10.6     Union Bank of California Supplemental Executive Retirement Plan. (Effective January 1,
          1988) (Amended and restated as of
          January 1, 1997)*(3)
 10.7     Union Bank Financial Services Reimbursement Program. (Effective January 1, 1996)*(7)
 10.8     Performance Share Plan. (Effective January 1, 1997)*(3)
 10.9     Service Agreement Between Union Bank of California and The Bank of Tokyo-Mitsubishi
          Ltd. (Effective October 1, 1997)*(3)
 10.10    Management Stock Plan. (As restated effective January 1, 2000)*(8)
 10.11    Union Bank of Califorinia, N.A. Supplemental retirement Plan for Policy Making Officers
          (effective November 1, 1999)(5)
 12.1     Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend
          Requirements(9)
 21.1     Subsidiaries of the Registrant(9)
 23.1     Consent of Deloitte & Touche LLP(9)
 24.1     Power of Attorney(9)
 24.2     Resolution of Board of Directors(9)

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

(b)  Reports on Form 8-K:

We  filed a  report  on  Form  8-K on  June  16,  2000  under  Item 5 to  report
UnionBanCal Corporation's June 15, 2000 press release concerning estimated operating earnings for the second quarter of 2000.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



SELECTED FINANCIAL DATA


                                                          AS OF AND FOR THE YEARS ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT        ---------------------------------------------------------------------------------------------
  PER SHARE DATA)                          1996                1997                1998                 1999                2000
-----------------------------        ------------        ------------        ------------         ------------        ------------
RESULTS OF OPERATIONS:
   Net interest income......         $  1,175,302        $  1,237,010        $  1,322,655         $  1,419,019        $  1,587,008
   Provision for credit losses             40,000                   -              45,000               65,000             440,000
   Noninterest income.......              418,676             463,001             533,531              586,759             647,180
   Noninterest expense......            1,134,904           1,044,665           1,135,218            1,281,973           1,130,185
                                     ------------        ------------        ------------         ------------        ------------
   Income before income taxes             419,074             655,346             675,968              658,805             664,003
   Taxable-equivalent
      adjustment............                6,724               5,328               4,432                3,186               2,568
   Income tax expense.......              162,892             238,722             205,075              213,888             221,535
                                     ------------        ------------        ------------         ------------        ------------
   Net income...............         $    249,458        $    411,296        $    466,461         $    441,731        $    439,900
                                     ============        ============        ============         ============        ============
NET INCOME APPLICABLE TO
   COMMON STOCK.............             $238,152            $403,696            $466,461             $441,731            $439,900
                                     ============        ============        ============         ============        ============

PER COMMON SHARE:
   Net income (basic).......         $       1.37        $       2.31        $       2.66         $       2.65        $       2.72
   Net income (diluted).....                 1.36                2.30                2.65                 2.64                2.72
   Dividends................                 0.47                0.51                0.61                 0.82                1.00
   Book value (end of period)               13.53               15.32               17.45                18.18               20.17
   Common shares outstanding
      (end of period).......          174,457,603         174,917,674         175,259,919          164,282,622         159,234,454
   Weighted average common
      shares outstanding
      (basic)...............          174,391,048         174,683,338         175,127,487          166,382,074         161,604,648
   Weighted average common
      shares outstanding
      (diluted).............          174,783,565         175,189,078         175,737,303          167,149,207         161,989,388
BALANCE SHEET (END OF PERIOD):
   Total assets.............         $ 29,234,059        $ 30,585,265        $ 32,276,316         $ 33,684,776        $ 35,162,475
   Total loans..............           21,049,787          22,741,408          24,296,111           25,912,958          26,010,398
   Nonperforming assets.....              156,784             129,809              89,850              169,780             408,304
   Total deposits...........           21,532,960          23,296,374          24,507,879           26,256,607          27,283,183
   Subordinated capital notes             382,000             348,000             298,000              298,000             200,000
   Trust preferred securities                  --                  --                  --              350,000             350,000
   Preferred stock..........              135,000                  --                  --                   --                  --
   Common equity............            2,359,933           2,679,299           3,058,244            2,987,468           3,211,565
BALANCE SHEET (PERIOD
   AVERAGE):
   Total assets.............         $ 27,899,734        $ 29,692,992        $ 30,523,806         $ 32,141,497        $ 33,672,058
   Total loans..............           20,727,577          21,855,911          23,215,504           25,024,777          26,310,420
   Earning assets...........           24,717,326          26,291,822          27,487,390           29,017,122          30,379,730
   Total deposits...........           20,101,544          22,067,155          22,654,714           23,893,045          25,527,547
   Common equity............            2,325,437           2,514,610           2,845,964            2,939,591           3,139,844
FINANCIAL RATIOS:
   Return on average assets.                 0.89%               1.39%               1.53%                1.37%               1.31%
   Return on average common
      equity................                10.24               16.05               16.39                15.03               14.01
   Efficiency ratio.........                71.02               61.53               61.31                63.98               50.59
   Net interest margin......                 4.75                4.70                4.81                 4.89                5.22
   Dividend payout ratio....                34.31               22.08               22.93                30.94               36.76
   Tangible equity ratio....                 7.80                8.54                9.30                 8.70                9.01
   Tier 1 risk-based capital
      ratio.................                 9.08                8.96                9.64                 9.94               10.24
   Total risk-based capital
      ratio.................                11.17               11.05               11.61                11.79               12.07
   Leverage ratio...........                 8.41                8.53                9.38                10.10               10.19
   Allowance for credit
      losses to total loans.                 2.49                1.99                1.89                 1.82                2.36
   Allowance for credit
      losses to nonaccrual
      loans.................               408.48              413.12              585.50               281.00              153.48
   Net loans charged off to
      average total loans...                 0.34                0.33                0.15                 0.22                1.13
   Nonperforming assets to
      total loans, distressed
      loans held for sale,
      and foreclosed assets.                 0.74                0.57                0.37                 0.66                1.57
   Nonperforming assets to
      total assets..........                 0.54                0.42                0.28                 0.50                1.16
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

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $2.9 million, $(1.3) million, $(2.8) million, $(1.3) million, and $(0.1) million for 1996 through 2000, respectively.

         THIS DOCUMENT INCLUDES FORWARD-LOOKING INFORMATION, WHICH IS SUBJECT TO THE "SAFE HARBOR" CREATED BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. OUR MANAGEMENT MAY MAKE FORWARD-LOOKING STATEMENTS IN OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, PRESS RELEASES, NEWS ARTICLES, CONFERENCE CALLS WITH WALL STREET ANALYSTS AND SHAREHOLDERS AND WHEN WE ARE SPEAKING ON BEHALF OF UNIONBANCAL CORPORATION. FORWARD- LOOKING STATEMENTS CAN BE IDENTIFIED BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. OFTEN, THEY INCLUDE THE WORDS "BELIEVE," "EXPECT," '"ANTICIPATE," "INTEND," "PLAN," "ESTIMATE," "PROJECT," OR WORDS OF SIMILAR MEANING, OR FUTURE OR CONDITIONAL
VERBS SUCH AS "WILL," "WOULD," "SHOULD,"' "COULD," OR "MAY." THESE FORWARD -LOOKING STATEMENTS ARE INTENDED TO PROVIDE INVESTORS WITH ADDITIONAL INFORMATION WITH WHICH THEY MAY ASSESS OUR FUTURE POTENTIAL. ALL OF THESE FORWARD-LOOKING STATEMENTS ARE BASED ON ASSUMPTIONS ABOUT AN UNCERTAIN FUTURE AND ARE BASED ON INFORMATION AVAILABLE AT THE DATE SUCH STATEMENTS ARE ISSUED.

         THERE ARE NUMEROUS RISKS AND UNCERTAINTIES THAT COULD AND WILL CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE DISCUSSED IN OUR FORWARD-LOOKING STATEMENTS. MANY OF THESE FACTORS ARE BEYOND OUR ABILITY TO CONTROL OR PREDICT AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR PROSPECTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS' ADVERSE ECONOMIC CONDITIONS IN CALIFORNIA (INCLUDING PROBLEMS ARISING FROM THE CALIFORNIA ENERGY CRISIS), ADVERSE ECONOMIC CONDITIONS AFFECTING CERTAIN INDUSTRIES, FLUCTUATIONS IN INTEREST RATES, THE CONTROLLING INTEREST IN US BY THE BANK OF TOKYO-MITSUBISHI, LTD., COMPETITION IN THE BANKING INDUSTRY, RESTRICTIONS ON DIVIDENDS, ADVERSE EFFECT OF CURRENT AND FUTURE BANKING RULES, REGULATIONS AND LEGISLATION, AND RISKS ASSOCIATED WITH VARIOUS STRATEGIES WE MAY PURSUE, INCLUDING POTENTIAL ACQUISITIONS, DIVESTITURES AND RESTRUCTURINGS. SEE ALSO THE SECTION ENTITLED "CERTAIN BUSINESS RISK FACTORS" ON PAGE F-41.

         You should read the following discussion and analysis of our consolidated financial position and the results of our operations for the years ended December 31, 1998, 1999 and 2000 together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K. Averages as presented in the following tables are substantially all based upon daily average balances.

INTRODUCTION

         We are a California-based, commercial bank holding company with consolidated assets of $35.2 billion at December 31, 2000. At year-end 2000, Union Bank of California, N.A. was the third largest commercial bank in California, based on total assets and total deposits in California, and one of the 30 largest commercial banks in the United States.

         UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A., (the Bank) was created on April 1, 1996 by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control, similar to a pooling of interests.

         On March 3, 1999, we completed a secondary offering of 28.75 million shares of our Common Stock owned by our majority shareholder, The Bank of Tokyo-Mitsubishi, Ltd. We received no proceeds from this transaction. Concurrent with the secondary offering, we repurchased 8.6 million shares of our outstanding Common Stock from The Bank of Tokyo-Mitsubishi, Ltd. and 2.1 million shares owned by Meiji Life Insurance Company with $311 million of the net proceeds from the issuance of $350 million of 7 3/8 percent capital securities. After the secondary offering and the repurchase, The Bank of Tokyo-Mitsubishi, Ltd. owned 64 percent of our stock, or 105.6 million shares, compared with 82 percent prior to the transaction.

         We completed the repurchase of $100 million in common stock between December 1999 and July 2000, under a stock repurchase plan authorized in November 1999. In July 2000, we announced an additional $100 million stock repurchase plan. The amount purchased under the new plan as of

December 31, 2000 was $51.9 million. At December 31, 2000, The Bank of Toyko-Mitsubishi, Ltd. owned 66 percent of our common stock.

SELECTED SUPPLEMENTAL PRO FORMA FINANCIAL DATA

          To facilitate the discussion of the results of operations, the following table includes certain pro forma earnings disclosures and ratios. These presentations supplement the Consolidated Statements of Income on page F-46, which are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), by excluding the effects of the following items: (1) the restructuring charge, which was recorded in the third quarter of 1999, (2) the 1998 reduction of California Franchise Tax liability, which related to 1997, and (3) the restructuring credit recorded in the first and second quarters of 2000. Management believes that it is meaningful to understand the operating results and trends excluding these items and, therefore, has included information in this table and in the management's discussion and analysis which follows, that presents income excluding these items and related pro forma ratio and per share calculations.


                                                                                                  AS OF AND FOR THE YEARS ENDED
                                                                                                           DECEMBER 31,
                                                                                           -----------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                                   1998            1999           2000
---------------------------------------------                                                   ----            ----           ----

INCOME BEFORE INCOME TAXES (TAXABLE-EQUIVALENT BASIS)............................          $ 675,968       $ 658,805      $ 664,003
   Restructuring charge (credit).................................................                 --          85,000        (19,000)
   Taxable equivalent adjustment.................................................             (4,432)         (3,186)        (2,568)
   Income tax expense(1)(2)......................................................           (234,325)       (243,704)      (214,376)
                                                                                           ---------       ---------      ---------
PRO FORMA EARNINGS(1)(2).........................................................          $ 437,211       $ 496,915      $ 428,059
                                                                                           =========       =========      =========


PER COMMON SHARE, EXCLUDING RESTRUCTURING CHARGE (CREDIT) AND
   CERTAIN INCOME TAXES
   Pro forma earnings (basic)(1)(2)..............................................              $2.50           $2.99          $2.65
   Pro forma earnings (diluted)(1)(2)............................................               2.49            2.97           2.64

SELECTED FINANCIAL RATIOS, EXCLUDING RESTRUCTURING CHARGE (CREDIT)
   AND CERTAIN INCOME TAXES
   Pro forma return on average assets(1)(2)......................................               1.43%           1.55%          1.27%
   Pro forma return on average common equity(1)(2)...............................              15.36%          16.83%         13.63%
   Pro forma efficiency ratio....................................................              61.31%          59.74%         51.44%
   Pro forma dividend payout ratio(1)(2).........................................              24.40%          27.42%         37.74%


-----------

(1) Excludes 3rd Quarter 1998 reduction in California Franchise Tax liability of $29.250 million (net of federal tax), which related to 1997.

(2) Excludes an income tax benefit of $29.816 million related to the restructuring charge recorded in 1999 and income tax expense of $7.159 million related to the restructuring credit in 2000.

(3) The pro forma efficiency ratio is noninterest expense, excluding foreclosed asset income and restructuring charge/credit, as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset income was $2.8 million in 1998, $1.3 million in 1999 and $0.1 million in 2000.



         Reported net income was $441.7 million, or $2.64 per diluted common share in 1999, compared with $439.9 million, or $2.72 per diluted common share in 2000. Excluding the effects of the $85 million restructuring charge ($55.2 million net of tax), which was recorded in the third quarter of 1999, and the effects of the $19.0 million in restructuring credits ($11.8 million net of taxes) recorded in 2000, pro forma net earnings were $496.9 million, or $2.97 per diluted common share in 1999, compared to $428.1 million, or $2.64 per diluted common share in 2000. This decrease in pro forma diluted earnings per share of 11 percent in 2000 was due to an increase of $375.0 million, or 577 percent in the provision for credit losses, offset by a $168.0 million, or 12 percent, increase in net interest income, and a $60.4 million, or 10 percent, increase in noninterest income, and a $47.8 million, or 4 percent, decrease in noninterest expense. Other highlights in 2000 include:

     o Net interest income, on a taxable-equivalent basis, was $1.6 billion in 2000, an increase of $168.0 million, or 12 percent from 1999. Net interest margin for 2000 was 5.22 percent, or 33 basis points higher than 1999.

     o The provision for credit losses was $440.0 million in 2000, compared with $65.0 million in 1999.

     o Noninterest income was $647.2 million in 2000, an increase of $60.4 million, or 10 percent from 1999.

     o Noninterest expense, excluding the restructuring charge and credits, was $1.1 billion in 2000, a decrease of $47.8 million, or 4 percent over 1999.

     o Reported return on average assets in 2000 was 1.31 percent, while reported return on average common equity for the same period was 14.01 percent. Our pro forma return on average assets in 2000 decreased to 1.27 percent, compared to 1.55 percent in 1999. Our pro forma return on average common equity in 2000 decreased to 13.63 percent, compared to 16.83 percent in 1999.

MISSION EXCEL

         Mission Excel, a project begun in the second quarter 1999, was a company-wide initiative to slow the rate of growth of our expenses, increase sustainable growth in our revenues, and increase productivity through elimination of unnecessary or duplicate functions. The goal of this project was to help us achieve or exceed an efficiency ratio of 54 to 56 percent by the fourth quarter 2000. This goal was achieved both on a reported basis, as well as on a pro forma earnings basis by June 30, 2000.

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

         In 2000, we reduced the original restructuring charge by $19.0 million. The reduction arose primarily in the severance portion of our reserve due to a change in the attrition assumptions. The strength of the California economy during the first half of 2000, coupled with a tight labor market, resulted in a markedly higher attrition rate than we had anticipated.

         At the completion of the plan, we currently expect to sever approximately 800 employees who are not concentrated in any group or class of staff. Of the total, 680 employees have been severed as of December 31, 2000 and the remaining 120 employees are expected to be severed during the first quarter of 2001.

         The following table presents the restructuring reserve for the period, the cash and noncash utilization of the reserve, and the resulting balance as of December 31, 2000.



                                                                DECEMBER 31,
                                                          ----------------------
(DOLLARS IN THOUSANDS)                                       1999           2000
----------------------                                       ----           ----

Balance at January 1......................................$    --      $ 69,359
Restructuring charge (credit)............................. 85,000       (19,000)
Less: Utilization for the period:
   Cash................................................... 11,950        33,566
   Noncash................................................  3,691           720
                                                          -------      --------
Balance at December 31....................................$69,359      $ 16,073
                                                          =======      ========


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

         The RAROC measurement methodology recognizes credit expense for expected losses arising from credit risk and attributes economic capital related to unexpected losses arising from credit, market and operational risks. As a result of the methodology used by the RAROC model to calculate expected losses, differences between the provision for credit losses and credit expense in any one period could be significant. However, over an economic cycle, the cumulative provision for credit losses and credit expense for expected losses should be substantially the same. Business unit results are based on an internal management reporting system used by management to measure the performance of the units and UnionBanCal Corporation as a whole. The management reporting system identifies balance sheet and income statement items to each business unit based on internal management accounting policies. Net interest income is determined using our internal funds transfer pricing system, which assigns a cost of funds to assets or a credit for funds to liabilities and capital, based on their type, maturity or repricing characteristics. Noninterest income and expense directly or indirectly attributable to a business unit are assigned to that business.

         We have restated the business units' results for the prior periods to reflect any reorganizational changes that may have occurred.



                                        COMMUNITY BANKING
                                          AND INVESTMENT                  COMMERCIAL FINANCIAL                INTERNATIONAL
                                         SERVICES GROUP                      SERVICES GROUP                   BANKING GROUP
                                    YEARS ENDED DECEMBER 31,            YEARS ENDED DECEMBER 31,         YEARS ENDED DECEMBER 31,
                                  ----------------------------          ------------------------         ------------------------
                                  1998        1999        2000         1998       1999       2000        1998      1999      2000
                                  ----        ----        ----         ----       ----       ----        ----      ----      ----

RESULTS OF OPERATIONS
   (DOLLARS IN THOUSANDS):
   Net interest income..      $704,783    $697,113    $731,741     $462,271   $596,082   $719,202     $51,450   $43,824   $35,129
   Noninterest income...       333,345     370,917     412,197      109,819    133,994    173,089      57,750    56,201    60,352
                             ---------   ---------   ---------     --------   --------   --------     -------   -------   -------
   Total revenue........     1,038,128   1,068,030   1,143,938      572,090    730,076    892,291     109,200   100,025    95,481
   Noninterest expense(1)      742,477     760,163     721,907      250,651    284,680    299,963      58,650    52,275    55,558
   Credit expense (income)      63,854      53,410      48,582       73,329     98,916    120,619      14,086    13,948     7,268
                             ---------   ---------   ---------     --------   --------   --------     -------   -------   -------
   Income (loss) before        231,797     254,457     373,449      248,110    346,480    471,709      36,464    33,802    32,655
      income tax expense
      (benefit).........
   Income tax expense           91,583      98,375     142,844       96,268    127,175    168,137      13,684    12,927    12,491
      (benefit).........     ---------   ---------   ---------     --------   --------   --------     -------   -------   -------
   Net income...........      $140,214    $156,082    $230,605     $151,842   $219,305   $303,572     $22,780   $20,875   $20,164
                             =========   =========   =========     ========   ========   ========     =======   =======   =======


AVERAGE BALANCES
(DOLLARS IN MILLIONS):
   Total loans..........        $9,587      $8,320      $8,094     $ 11,162    $14,729    $16,798      $1,356    $1,050      $959
   Total assets.........        10,640       9,315       9,020       12,358     16,127     18,596       2,070     1,589     1,492
   Total deposits.......        13,742      14,201      14,155        5,362      5,888      6,393         851       815     1,031
FINANCIAL RATIOS:
   Risk adjusted return            23%         26%         41%          17%        18%        20%         17%       18%       21%
      on capital........
   Return on average              1.32        1.68        2.56         1.23       1.36       1.63        1.10      1.31      1.35
      assets............
   Efficiency ratio(2)..          71.5        71.2        63.1         43.6       39.0       33.6        54.6      52.3      58.2



                                         GLOBAL                                                              UNIONBANCAL
                                     MARKETS GROUP                        OTHER                              CORPORATION
                                YEARS ENDED DECEMBER 31,         YEARS ENDED DECEMBER 31,              YEARS ENDED DECEMBER 31,
                                ------------------------       ----------------------------         ------------------------------
                                1998      1999      2000       1998       1999         2000         1998         1999         2000
                                ----      ----      ----       ----       ----         ----         ----         ----         ----

RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS):
   Net interest income..     $41,972   $60,884   $42,976   $ 57,747    $17,930    $  55,392   $1,318,223   $1,415,833   $1,584,440
   Noninterest income...      18,614    15,954    (7,083)    14,003      9,693        8,625      533,531      586,759      647,180
                             -------   -------   -------   --------   --------    ---------   ----------   ----------   ----------
   Total revenue........      60,586    76,838    35,893     71,750     27,623       64,017    1,851,754    2,002,592    2,231,620
   Noninterest expense(1)     24,709    20,826    15,757     58,731    164,029       37,000    1,135,218    1,281,973    1,130,185
   Credit expense (income)        --        --        --   (106,269)  (101,274)     263,531       45,000       65,000      440,000
                             -------   -------   -------   --------   --------    ---------   ----------   ----------   ----------
   Income (loss) before       35,877    56,012    20,136    119,288   (35,132)     (236,514)     671,536      655,619      661,435
      income tax expense
      (benefit).........
   Income tax expense         13,958    21,517     7,702    (10,418)   (46,106)    (109,639)     205,075      213,888      221,535
      (benefit).........     -------   -------   -------   --------   --------    ---------   ----------   ----------   ----------

   Net income...........     $21,919   $34,495    12,434   $129,706    $10,974    $(126,875)    $466,461   $  441,731     $439,900
                             =======   =======   =======   ========   ========    =========   ==========   ==========   ==========


AVERAGE BALANCES
(DOLLARS IN MILLIONS):
   Total loans..........     $    --   $    --   $    --   $  1,111       $926         $459      $23,216   $   25,025      $26,310
   Total assets.........       4,090     3,887     3,740      1,366      1,223          824       30,524       32,141       33,672
   Total deposits.......       2,662     3,053     3,235         38       (64)          714       22,655       23,893       25,528
FINANCIAL RATIOS:
   Risk adjusted return          13%        21%        7%        na         na           na           na           na           na
      on capital........
   Return on average            0.54      0.89      0.33         na         na           na        1.53%        1.37%        1.31%
      assets............
   Efficiency ratio(2)..        37.2      27.1      43.9         na         na           na         61.5         64.1         50.6

-----------

(1) "Other" includes 3rd quarter 1999 restructuring charge of $85.0 million ($55.2 million, net of tax) and 2000 restructuring credits of $19.0 million ($11.8 million, net of taxes).

(2) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income and noninterest income. Foreclosed asset expense (income) was $2.9 million, $(1.3) million, $(2.8) million, $(1.3) million, and $(0.1) million for 1996 through 2000, respectively.

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

         In addition to our traditional network channels, the Community Banking and Investment Services Group announced earlier this year the establishment of an alliance with Navicert Financial Corp., doing business as NIX Check Cashing and Operation Hope designed to bring convenient banking services to a broader community. This alliance will allow our small business and consumer clients access to a unique blend of financial services combining the NIX Check Cashing services, Union Bank of California Banking Services and Operation Hope small business education services. Checking and savings account services are available today through selected NIX Check Cashing locations with future services planned to include applications for consumer loans, credit cards, new and used car loans, home equity loans and residential mortgages. The NIX Check Cashing alliance complements our current network of 15 Cash and Save(R) outlets located throughout Southern and Central California.

         In 2000, noninterest expense decreased in the Community Banking and Investment Services Group by $38.3 million, due to a combination of the continued implementation of Mission Excel cost reduction efforts and the introduction of technology improvements in back office operations and call centers.

         Continued success in these strategies has resulted in increased revenues, reduced costs, improved efficiency ratios and higher returns on capital. In 2000, net income increased $74.5 million, an increase of over 48 percent compared to 1999. Total revenue increased $75.9 million compared to a year earlier with the majority of that increase coming from a $41.3 million increase in noninterest income. Noninterest income increases arose primarily from a strategic repricing effort initiated through Mission Excel, and from the purchase of trust assets of the Imperial Trust Company, which occurred in mid-1999. Net interest income increased $34.6 million over the prior year due to a combination of higher earning asset volume and a higher interest rate environment.

         In 2001, the Community Banking and Investment Services Group will emphasize growth in the consumer asset portfolio, expanding wealth management services, extending the small business franchise and expanding the branch network. The strategy for growing the consumer asset portfolio will primarily focus on mortgage and home equity products, originated through the branch network, as well as indirectly. The Wealth Management division is focused on becoming the preferred provider of banking and investment products for affluent individuals in geographic areas already served by the Bank. This will be achieved through a combination of superior service, a broad product suite, an increased number of banking locations convenient to the targeted clientele and improved cross-selling programs. On January 31, 2001, we completed the acquisition of Copper Mountain Trust Company, which will enhance our growing custody and 401(k) administration businesses. Core elements of the initiative to extend the Bank's small business franchise include enhancing the sales force, increasing marketing activities, introducing new insurance and trade finance products, adding new locations, and developing online capabilities to complement physical distribution. Expansion of the distribution network will be achieved through acquisitions and de novo branching. Expansion opportunities exist in both Southern California, where we have a particularly strong presence, and Northern California.

         The Community Banking and Investment Services Group is comprised of three major divisions: Community Banking, Wealth Management, and Institutional Services and Asset Management.

         COMMUNITY BANKING serves over one million consumer households and businesses through its 244 full-service branches in California, 6 full-service branches in Oregon and Washington, 3 full-service branches in Guam and Saipan and its network of 438 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our Bank@Home product at www.UBOC.com. In addition, the division offers automated teller and point-of-sale debit services through our founding membership in the Star System(TM), the largest shared ATM network in the Western United States.

         This division is organized by service delivery method, by markets and by geography. We serve our customers in the following ways:

     o through community banking branches, which serve consumers and businesses with checking and deposit services, as well as various types of indirect and direct financing, including leasing and residential real estate lending;

     o through on-line access to our internet banking services which augment our physical delivery channels by providing a wide array of customer transaction, bill payment and loan payment services;

     o through business banking centers, which serve businesses with sales up to $5 million; and

     o   through in-store branches, which also serve consumers and businesses.

         WEALTH MANAGEMENT provides private banking services to our affluent clientele as well as brokerage products and services.

     o The Private Bank focuses primarily on delivering integrated and customized financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms. Specific products and services include trust and estate services, investment account
         management   services,   and  customized  deposit  and  credit
         products. The Private Bank's strategy is to expand its business by leveraging existing Bank client relationships, increasing its geographic market coverage and the breadth of its products and services. Through 8 existing locations, plus 4 newly converted Priority Banking locations, the Private Bank relationship managers offer all of the Bank's available products and services.

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

     o HighMark Capital Management, Inc., a registered investment advisor, provides investment advisory services to affiliated domestic and offshore mutual funds, including the HighMark Funds. It also provides advisory services to Union Bank of California trust clients, including corporations, pension funds and individuals. HighMark Capital Management also provides mutual fund support services. HighMark Capital Management's strategy is to increase assets under management by broadening its client base and helping to expand the distribution of shares of its mutual fund clients.

     o Business Trust provides retirement services, which includes trustee services, investment management, and 401(k) administration and record keeping, to businesses, professional corporations, government agencies, unions and non-profit organizations. Business Trust's strategy is to leverage the Bank's existing commercial relationships and third-party distribution network which includes attorneys, certified public accountants, and third party administration firms.

     o Securities Services is engaged in domestic and multi-currency custody, safekeeping, mutual fund accounting, securities lending, and corporate trust services. Its client base includes financial institutions, businesses, government agencies, unions, insurance companies, mutual funds, investment managers and non-profit organizations. Securities Services is the only West Coast based, in-house provider of a full range of institutional trust services.

         Through alliances with other financial institutions, the group offers additional products and services, such as credit cards, leasing, and asset-based and leveraged financing.

         The group competes with larger banks by providing service quality superior to that of its major competitors. We have been recognized as among the highest rated banks in California for customer service quality and satisfaction.

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

COMMERCIAL FINANCIAL SERVICES GROUP

         The Commercial Financial Services Group offers customized financing and cash management services to middle market and large corporate businesses primarily headquartered in the western United States. The Commercial Financial Services Group has continued to produce strong earnings growth by focusing on customer segmentation, allowing the group to provide specialized financing expertise to specific geographic markets and industry segments such as Communications, Energy, Entertainment, and Retail. Relationship managers and credit executives in the Commercial Financial Services Group provide credit services including commercial loans, accounts receivables and inventory financing, project financing, lease financing, trade financing and real estate financing. In addition to credit services, the group offers its customers access to high quality cash management services delivered through specialized deposit managers with extensive experience in cash management solutions for businesses.

         The group's continued success in their focused approach to the wholesale market led to 2000 net income growth of $84.3 million over a year earlier. Revenues increased by $162.2 million primarily due to strong loan growth, higher interest rates and improved noninterest income. Noninterest expense increased $15.3 million over a year earlier due to higher expenses to support increased deposit volume. Despite this increase, the group continues to improve efficiency with revenue growth significantly outpacing expense growth. Credit expenses increased $21.7 million in response to the loan growth over the prior year (see F-4 for an explanation of credit expense under our RAROC methodology).

         The group's initiatives for 2001 include expanding capital markets activities, increasing domestic trade financing and expanding the item processing business. Loan growth strategies include originating, underwriting and syndicating loans in core competency markets, such as the California middle market, commercial real estate, communications, media, energy, equipment leasing and commercial finance. In expanding capital markets activities, the group aims to broaden the range of services offered to business customers seeking bundled financial services. Some services that Commercial Financial Services Group intends to begin offering in this arena include debt underwriting and private placements. The Commercial Financial Services Group operates a strong processing business, including services such as check processing, front-end item processing, cash vault services and digital imaging. Opportunities for outsourcing these capabilities for correspondent banks, e-banks and credit unions are significant. In the processing business, Commercial Financial Services Group intends to build new capabilities, in addition to leveraging existing capabilities. Some new initiatives underway include cash management products with internet delivery, check truncation at point-of-sale, digital certificates and e-bill payment and presentment. The combination of expanded products and an emphasis on core competencies are expected to contribute to strong growth in operating earnings in 2001.

         The  Commercial   Financial  Services  Group  comprises  the  following
business units:

     o the Commercial Banking Division, which serves California middle-market companies;

     o   the  Corporate  Deposit  Services  Division,   which  provides
         deposit and cash management expertise to clients in the middle market, large corporate market and specialized industries;

     o the Institutional and Deposit Services Division, which provides deposit and cash management expertise to clients in specific deposit-intensive industries;

     o   the  Corporate  Capital  Markets   Division,   which  provides
         merchant and investment banking related products and services.

     o the National Banking Division, which provides credit services to a variety of specialized industries including retailers, finance companies and insurance companies, as well as large corporate clients headquartered outside the United States;

     o the Real Estate Industries Division, which provides real estate lending products such as construction loans, commercial mortgages and bridge financing;

     o the Energy Capital Services Division, which provides custom financing and project financing to oil and gas companies, as well as power and utility companies, in California and Texas;

     o the Communications and Media Division, which provides custom financing to middle market and large corporate clients in the communications, entertainment and media industries; and

     o the Commercial Finance Division, which provides asset based lending to middle market companies.

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

 INTERNATIONAL BANKING GROUP

         The International Banking Group focuses on providing correspondent banking and trade finance related products and services to international financial institutions worldwide, primarily in Asia. This focus includes products and services such as letters of credit, international payments, collections and financing of mostly short-term transactions. The group also serves certain foreign firms and U.S. corporate clients in selected countries where we have branches, including Taipei, Taiwan, Seoul, Korea and Tokyo, Japan. In the U.S., the group serves subsidiaries and affiliates of non-Japanese Asian companies and U.S. branches/agencies of foreign banks. In addition, the group also provides international services to domestic corporate clients along the West Coast. The majority of revenue generated by the International Banking Group is from customers domiciled outside of the U.S.

         In 2000, net income decreased by $0.7 million compared to the prior year. Slower than expected economic recovery in Asia and a related increase in liquidity put significant pressure on spreads in the region. Lower portfolio exposure and a $6.7 million reduction in credit expense versus 1999 helped offset these lower spreads. In addition, noninterest expense was $3.3 million lower than the prior year, as Mission Excel initiatives continued to be implemented. The nature of the International Banking Group business revolves around short-term, trade financing and service related income, which tends to result in significantly lower credit risk when compared to other long-term lending activities.

         The group has a long and stable history of providing correspondent and trade-related services to international financial institutions. The group continues to be a market leader, achieving strong customer loyalty in the Asia Pacific correspondent banking market by providing high quality products and services at competitive prices. The International Banking Group head office is located in San Francisco with branches in Tokyo, Taipei, Seoul, Manila and Hong Kong. In addition, the group maintains representative offices in other parts of Asia and Latin America and an international banking subsidiary in New York.

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

         In 2000, total Company revenue from risk management products increased $11.4 million or 63 percent from the prior year, primarily due to higher foreign exchange profits. The majority of the revenue generated from these risk management products are distributed to the other business segments responsible for the cross-selling of these products. The group's net income of $12.4 million decreased $22.1 million compared to 1999, mainly due to a higher level of revenue from these risk management products being distributed to the other business segments responsible for the cross selling of these products. Noninterest income for 2000 decreased $23.0 million compared to 1999, mainly due to losses on the sale of securities in our investment portfolio in order to replace low yielding with higher yielding securities as part of the bank's asset/liability management strategy. Noninterest expense in 2000 decreased $5.1 million compared to 1999, largely due to personnel expense reductions.

 OTHER

         "Other" includes the following items:

     o corporate activities that are not directly attributable to one of the four major business units. Included in this category are goodwill and certain other nonrecurring items such as restructuring charges and credits, merger and integration expense, certain parent company non-bank subsidiaries, and the elimination of the fully taxable-equivalent amounts;

     o the adjustment between the credit expense under RAROC and the provision for credit losses under US GAAP and earnings associated with unallocated equity capital;

     o the Credit Management Group, containing the Special Assets Division, which includes $169.8 million and $408.3 million of nonperforming assets for 1999 and 2000, respectively;

     o the Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered outside the U.S., mostly in Japan; and

     o   the residual costs of support groups.

         Net loss for "other" in 2000 was $126.9 million. The results were impacted by the following factors:

     o Credit expense of $263.5 million due to the difference between the $440 million in provision for credit losses calculated under the company's GAAP methodology and the $176.5 million in expected losses for the reportable business segments, which utilizes the RAROC methodology, offset by

     o Net interest income of $55.4 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for demand deposits in the Pacific Rim Group.

     o Noninterest expense of $37 million, which included the $19 million restructuring credit.

         Net income for "other" in 1999 was $11 million. The results were impacted by the following factors:

     o Net interest income of $17.9 million, which resulted from the differences between the credit for equity for the reportable segments and the net interest income earned by UnionBancCal Corporation and

     o Credit benefit of $101.3 million due to the difference between the $65 million in provision for credit losses calculated under the company's GAAP methodology and the $166.3 million in expected losses for the reportable business segments, which utilizes the RAROC methodology, and

     o Noninterest expense of $164 million, which included the $85 million restructuring charge.

 STRATEGIC INITIATIVES

         In connection with our strategic initiatives, we have established long-term financial performance goals. These goals will serve as a tool for measuring the long-term success of our operating strategies, based on normal business operations, without including unusual events that may occur from time to time. Our long-term financial performance goals include:



PERFORMANCE RATIO                                          GOAL
---------------------------------------------------------  ------------

o  Return on average common equity.......................  15% to 17%
o  Earnings per share growth.............................  10% to 12%
o  Efficiency ratio......................................  54% to 56%
o  Tangible common equity to assets......................  7.5% to 8.5%



         Although we believe these goals are realizable given our proposed operating strategies and our current asset quality, we cannot assure you that we will attain these long-term financial performance goals at any particular time. See paragraph on certain business risk factors on page F-41.

NET INTEREST INCOME

         The table below shows the major components of net interest income and net interest margin.


                                                                  Year Ended December 31,
                            --------------------------------------------------------------------------------------------------------
                                          1998                              1999                               2000
                            --------------------------------  ---------------------------------  -----------------------------------
                                        Interest     Average               Interest     Average                 Interest    Average
                              Average   Income/      Yield/     Average    Income/      Yield       Average     Income/     Yield/
(Dollars in thousands)        Balance   Expense(1)   Rate(1)    Balance    Expense(1)   Rate(1)     Balance     Expense(1)  Rate(1)
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
Loans:(2)
   Domestic..............   $21,890,350 $1,736,847      7.93% $23,931,438  $1,862,037     7.78%   $25,260,924   $2,170,653     8.59%
   Foreign(3)............     1,325,154     90,011      6.79    1,093,339      69,593     6.37      1,049,496       71,812     6.84
Securities--taxable(4)...     3,056,152    192,404      6.30    3,287,983     205,899     6.26      3,426,164      221,606     6.47
Securities--tax-exempt(4)       103,097     11,384     11.04       78,289       7,852    10.03         68,759        6,772     9.85
Interest bearing deposits       260,720     17,080      6.55      203,752      12,174     5.97        174,769        9,126     5.22
   in banks..............
Federal funds sold and          296,285     16,056      5.42      156,839       8,108     5.17        131,449        8,160     6.21
   securities purchased
   under resale agreements
Trading account assets...       555,632     25,829      4.65      265,482      12,293     4.63        268,169       15,519     5.79
                            -----------  ---------             ----------   ---------              ----------    ---------
      Total earning assets   27,487,390  2,089,611      7.60   29,017,122   2,177,956     7.51     30,379,730    2,503,648     8.24
                                         ---------                          ---------                            ---------
Allowance for credit losses    (471,113                          (453,126)                            (509,653)
Cash and due from banks..     1,919,714                         2,026,730                            2,140,369
Premises and equipment, net     405,562                           434,313                              429,668
Other assets.............     1,182,253                         1,116,458                            1,231,944
                            -----------                       -----------                          -----------
      Total assets.......   $30,523,806                       $32,141,497                          $33,672,058
                            ===========                       ===========                          ===========

LIABILITIES
Domestic deposits:
   Interest bearing......    $5,482,257    153,805      2.81   $5,704,138     143,334     2.51     $6,039,773      163,446     2.71
   Savings and consumer       3,205,823    120,778      3.77    3,368,328     107,974     3.21      3,371,948      119,910     3.56
      time...............
   Large time............     3,644,732    194,324      5.33    4,107,360     205,587     5.01      4,550,938      274,052     6.02
Foreign deposits(3)......     1,704,027     86,221      5.06    1,600,047      73,829     4.61      1,924,839      107,183     5.57
                             ----------    -------             ----------     -------              ----------      -------
      Total interest         14,036,839    555,128      3.95   14,779,873     530,724     3.59     15,887,498      664,591     4.18
        bearing deposits.    ----------    -------             ----------     -------              ----------      -------

Federal funds purchased       1,604,675     84,440      5.26    1,489,214      72,083     4.84      1,548,730       96,606     6.24
   and securities sold
   under repurchase
   agreements............
Commercial paper.........     1,631,216     88,358      5.42    1,529,814      77,041     5.04      1,521,614       94,905     6.24
Other borrowed funds.....       328,872     18,683      5.68      708,625      37,420     5.28        314,425       16,709     5.31
Subordinated capital notes      325,808     20,347      6.24      298,000      17,100     5.74        255,426       17,617     6.90
UnionBanCal                          --         --        --      303,014      24,569     8.11        350,000       26,212     7.49
   Corporation-obligated
   mandatorily redeemable
   preferred securities of
   subsidiary grantor trust
                             ----------    -------             ----------     -------               ---------      -------
      Total borrowed funds    3,890,571    211,828      5.44    4,328,667     228,213     5.27      3,990,195      252,049     6.32
                             ----------    -------             ----------     -------               ---------      -------
      Total interest         17,927,410    766,956      4.28   19,108,540     758,937     3.97     19,877,693      916,640     4.61
        bearing liabilities                -------                            -------                              -------

Noninterest bearing           8,617,875                         9,113,172                            9,640,049
   deposits..............
Other liabilities........     1,132,557                           980,194                            1,014,472
                             ----------                        ----------                            ---------
      Total liabilities..    27,677,842                        29,201,906                           30,532,214
SHAREHOLDERS' EQUITY
Common equity............     2,845,964                         2,939,591                            3,139,844
                             ----------                        ----------                           ----------
      Total shareholders'     2,845,964                         2,939,591                            3,139,844
        equity...........    ----------                        ----------                           ----------

      Total liabilities     $30,523,806                       $32,141,497                          $33,672,058
        and shareholders'   ===========                       ===========                          ===========
        equity...........

                                         1,322,655      4.81%               1,419,019     4.89%                  1,587,008    5.22%
Net interest income/margin
   (taxable-equivalent
   basis)................
Less: taxable-equivalent                     4,432                              3,186                                2,568
   adjustment............               ----------                         ----------                           ----------

      Net interest income               $1,318,223                         $1,415,833                           $1,584,440
                                        ==========                         ==========                           ==========
-----------

(1) Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(3) Foreign loans and deposits are those loans and deposits originated in foreign branches.

(4) For the purpose of the net interest margin analysis, yields on securities available for sale are based on fair value.


         Net interest income, on a taxable-equivalent basis, was $1.4 billion in 1999, compared with $1.6 billion in 2000. This increase of $168.0 million, or 12 percent, was attributable partially to a $1.4 billion, or 5 percent, increase in average earning assets, which was in part funded by a $526.9 million, or 6 percent, increase in average noninterest bearing deposits. In addition, the net interest margin was favorably impacted by the interest rate environment that contributed to higher yields on loans and other interest bearing assets, partially offset by higher rates on deposits and other average interest bearing liabilities (see table at F-15). The net interest margin increased 33 basis points to 5.22 percent.

         Average earning assets were $29.0 billion in 1999, compared with $30.4 billion in 2000. This growth was primarily attributable to a $1.3 billion, or 5 percent, increase in average loans, and a $128.7 million, or 4 percent increase in average securities. The growth in average loans was mostly due to an increase in average commercial, financial and industrial loans of $670.0 million, commercial mortgage loans of $269.8 million, construction loans of $279.7 million, and residential mortgage loans of $217.9 million, partially offset by lower average consumer loans of $179.4 million, (see page F-18 for further discussion of loans). The increase in average securities, which is comprised primarily of fixed rate available for sale securities, reflected liquidity and interest rate risk management actions.

         The higher interest rate environment resulted in higher yields on average earning assets of 73 basis points, partially offset by higher rates paid on average interest bearing liabilities of 64 basis points. The decision to maintain an asset sensitive balance sheet contributed to the higher yields in 2000. The $769.2 million, or 4 percent, increase in average interest bearing liabilities during 2000 was due to an increase in average interest bearing deposits of $1.1 billion, or 8 percent, partially in large time deposits and partially in interest bearing core deposits.

         Average noninterest bearing deposits increased $526.9 million, or 6 percent, over 1999. This large base of interest-free funding continues to benefit our lower cost of funds.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

         The following table shows the changes in the components of net interest income on a taxable-equivalent basis. The changes in net interest income between periods have been reflected as attributable either to volume or to rate changes. For purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate.


                                                                               YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------------------
                                                               1999 VERSUS 1998                          2000 VERSUS 1999
                                                      ----------------------------------      -----------------------------------
                                                          INCREASE (DECREASE) DUE TO              INCREASE (DECREASE) DUE TO
                                                                  CHANGE IN                               CHANGE IN
                                                      ----------------------------------      -----------------------------------
                                                       AVERAGE      AVERAGE          NET       AVERAGE       AVERAGE          NET
(DOLLARS IN THOUSANDS)                                  VOLUME         RATE       CHANGE        VOLUME          RATE       CHANGE
---------------------------------------------------------------------------------------------------------------------------------

CHANGES IN INTEREST INCOME
Loans:
   Domestic....................................       $161,858     $(36,668)    $125,190      $103,434      $205,182     $308,616
   Foreign(1)..................................        (15,740)      (4,678)     (20,418)       (2,793)        5,012        2,219
Securities--taxable.............................        14,605       (1,110)      13,495         8,650         7,057       15,707
Securities--tax-exempt..........................        (2,739)        (793)      (3,532)         (956)         (124)      (1,080)
Interest bearing deposits in banks.............         (3,731)      (1,175)      (4,906)       (1,730)       (1,318)      (3,048)
Federal funds sold and securities purchased             (7,558)        (390)      (7,948)       (1,313)        1,365           52
   under resale agreements.....................
Trading account assets.........................        (13,492)         (44)     (13,536)          124         3,102        3,226
                                                      --------     --------     --------      --------      --------     --------
      Total earning assets.....................        133,203      (44,858)      88,345       105,416       220,276      325,692
                                                      --------     --------     --------      --------      --------     --------

CHANGES IN INTEREST EXPENSE
Domestic deposits:.............................
   Interest bearing............................       $  6,235     $(16,706)    $(10,471)     $  8,424      $ 11,688     $ 20,112
   Savings and consumer time...................          6,126      (18,930)     (12,804)          116        11,820       11,936
   Large time..................................         24,658      (13,395)      11,263        22,223        46,242       68,465
Foreign deposits(1)............................         (5,261)      (7,131)     (12,392)       14,973        18,381       33,354
                                                      --------     --------     --------      --------      --------     --------
      Total interest bearing deposits..........         31,758      (56,162)     (24,404)       45,736        88,131      133,867
                                                      --------     --------     --------      --------      --------     --------
Federal funds purchased and securities sold             (6,073)      (6,284)     (12,357)        2,881        21,642       24,523
   under repurchase agreements.................
Commercial paper...............................         (5,496)      (5,821)     (11,317)         (413)       18,277       17,864
Other borrowed funds...........................         21,570       (2,833)      18,737       (20,814)          103      (20,711)
Subordinated capital notes.....................         (1,735)      (1,512)      (3,247)       (2,444)        2,961          517
UnionBanCal Corporation-obligated mandatorily           24,569           --       24,569         3,811        (2,168)       1,643
   redeemable preferred securities of subsidiary      --------     --------     --------      --------      --------     --------
   grantor trust...............................

      Total borrowed funds.....................         32,835      (16,450)      16,385       (16,979)       40,815       23,836
                                                      --------     --------     --------      --------      --------     --------
      Total interest bearing liabilities.......         64,593      (72,612)      (8,019)       28,757       128,946      157,703
                                                      --------     --------     --------      --------      --------     --------
      Changes in net interest income...........       $ 68,610     $ 27,754     $ 96,364      $ 76,659      $ 91,330     $167,989
                                                      ========     ========     ========      ========      ========     ========
-----------

(1)      Foreign loans and deposits are those loans and deposits originated in foreign branches.



NONINTEREST INCOME



                                                                                                   INCREASE (DECREASE)
                                                                                      ----------------------------------------------
                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                      ----------------------------------------------
                                                  YEARS ENDED DECEMBER 31,              1999 VERSUS 1998           2000 VERSUS 1999
                                           -----------------------------------        -------------------        -------------------
(DOLLARS IN THOUSANDS)                         1998         1999          2000         AMOUNT     PERCENT         AMOUNT     PERCENT
----------------------                         ----         ----          ----         ------     -------         ------     -------

Service charges on deposit accounts        $138,847     $172,700      $210,257        $33,853         24%        $37,557         22%
Trust and investment management fees        121,226      140,878       154,387         19,652          16         13,509         10
Merchant transaction processing fees         56,929       68,037        73,521         11,108          20          5,484          8
International commissions and fees.          72,036       70,801        71,189        (1,235)         (2)            388          1
Merchant banking fees..............          31,402       38,036        48,985          6,634          21         10,949         29
Brokerage commissions and fees.....          19,085       27,038        35,755          7,953          42          8,717         32
Securities gains, net..............           5,686        7,941         8,784          2,255          40            843         11
Other..............................          88,320       61,328        44,302        (26,992)        (31)       (17,026)       (28)
                                           --------     --------      --------        -------         ---        -------         ---
   Total noninterest income........        $533,531     $586,759      $647,180        $53,228         10%        $60,421         10%
                                           ========     ========      ========        =======         ===        =======         ===
-----------

nm = not meaningful


         Noninterest income in 2000 was $647.2 million, an increase of $60.4 million, or 10 percent, over 1999. This increase was primarily attributed to growth in deposit-related income, trust and investment management fees, merchant banking fees, brokerage commissions & fees, and merchant transaction processing fees, partially offset by other income.

     o Revenue from service charges on deposit accounts was $210.3 million, an increase of $37.6 million or 22 percent over 1999. The increase was primarily attributable to a 7 percent increase in average deposits, higher overdraft fees due to a change in fee structure, and the expansion of several products and services over the last two years.

     o Trust and investment management fees were $154.4 million, an increase of $13.5 million or 10 percent over 1999. The acquisition of the assets of Imperial Trust accounted for approximately 30 percent of the increase with the rest attributed to growth in our SelectBENEFIT 401(k) product which increased $3.7 million or 23 percent, and institutional custody services which increased $4.0 million or 21 percent. Overall assets under administration grew to 136.5 billion at year-end, an increase of 7 percent over 1999.

     o Merchant banking fees were $49.0 million, an increase of $10.9 million or 29 percent over 1999. The increase was primarily related to higher syndication fees. Although the number of syndicated deals closed was one less than in 1999, our 2000 deals were larger in size generating higher revenues per deal.

     o Brokerage commissions and fees were $35.8 million, an increase of $8.7 million or 32 percent over 1999. The increase was primarily related to brokerage commissions on sales of non-proprietary mutual funds, annuities, and insurance products and pricing changes implemented in the fourth quarter of 1999.

     o Merchant transaction processing fees were $73.5 million, an increase of $5.5 million or 8 percent over 1999. This increase was primarily attributed to product pricing changes implemented in mid-1999.

     o Securities gains, net were $8.8 million, an increase of $0.8 million or 11 percent over 1999. This increase was primarily related to the gains on sale of venture capital securities investments, partially offset by the losses on sale of certain lower yielding securities in our portfolio where the proceeds were used to purchase higher yielding securities.

     o Other noninterest income was $44.3 million, a decrease of $17.0 million or 28 percent over 1999. The decrease was mainly attributed to higher losses on the valuation of auto lease residuals of $23.5 million, as a result of deterioration in the used car market. Continued deterioration in the used car market for 2001 would lead us to anticipate further losses on the valuation of auto lease residuals. The decrease in other noninterest income was also due to losses on the sale of loans of $3.9 million, partially offset by foreign exchange profits of $7.6 million mainly resulting from an increase in exporters' cross border transactions reflecting a stronger US dollar in the first half of the year, which resulted in an increase in overseas direct investments and capital market securities investments, and a $4.1 million gain on the sale of a property.



NONINTEREST EXPENSE



                                                                                                INCREASE (DECREASE)
                                                                                   -------------------------------------------------
                                                                                             YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------------------------
                                          YEARS ENDED DECEMBER 31,                 1999 VERSUS 1998                2000 VERSUS 1999
                                          ------------------------                 ----------------                ----------------
(DOLLARS IN THOUSANDS)                   1998            1999             2000       AMOUNT      PERCENT          AMOUNT     PERCENT
----------------------                   ----            ----             ----       ------      -------          ------     -------

Salaries and other                   $501,220        $539,056         $517,459      $37,836           8%       $(21,597)        (4)%
   compensation............
Employee benefits..........           116,344         122,288           83,003        5,944           5         (39,285)       (32)
                                     --------        --------         --------      -------         ---        --------        ---
   Salaries and employee              617,564         661,344          600,462       43,780           7         (60,882)        (9)
      benefits.............
Net occupancy..............            90,917          90,162           92,567         (755)         (1)          2,405          3
Equipment..................            56,252          67,095           63,290       10,843          19          (3,805)        (6)
Merchant transaction                   43,926          49,435           49,609        5,509          13             174         --
   processing..............
Communications.............            41,710          43,179           43,744        1,469           4             565          1
Professional services......            36,748          38,399           42,042        1,651           4           3,643          9
Data processing............            28,091          31,811           34,803        3,720          13           2,992          9
Advertising and public                 31,897          27,163           29,125       (4,734)        (15)          1,962          7
   relations...............
Printing and office supplies           26,716          22,535           20,057       (4,181)        (16)         (2,478)       (11)
Intangible asset amortization          13,581          13,980           13,352          399           3            (628)        (4)
Foreclosed asset income....           (2,821)         (1,344)              (80)       1,477          nm           1,264         nm
Restructuring charge (credit)              --          85,000          (19,000)      85,000          nm        (104,000)        nm
Other......................           150,637         153,214          160,214        2,577           2           7,000          5
                                     --------        --------         --------      -------         ---       ---------        ---
   Total noninterest expense       $1,135,218      $1,281,973       $1,130,185     $146,755          13%      $(151,788)       (12)%
                                   ==========      ==========       ==========     ========                   =========

-----------

nm = not meaningful



         Noninterest expense, excluding the restructuring charge of $85.0 million recorded in 1999 and the restructuring credit of $19.0 million recorded in 2000, was $1.1 billion, a decrease of $47.8 million, or 4 percent, over 1999. This decrease was attributed to lower expenses realized through our Mission Excel expense reduction efforts, higher expenses in the prior year related to the Year 2000 conversion, and a one-time credit related to an accounting change, partially offset by higher expenses related to growth in our e-business group.

     o Salaries and employee benefits expense was $600.5 million, a decrease of $60.9 million or 9 percent over 1999. This decrease was attributed to personnel reductions achieved through Mission Excel, a one-time credit for an accounting methodology change in pension expense of $16.0 million, and changes to our pension plan assumptions.


INCOME TAX EXPENSE



                                                YEARS ENDED DECEMBER 31,
                                           -----------------------------------
(DOLLARS IN THOUSANDS)                       1998         1999          2000
----------------------                       ----         ----          ----

Income before income taxes.................$671,536     $655,619      $661,435
Income tax expense......................... 205,075      213,888       221,535
Effective tax rate.........................      31%          33%           33%

         The effective tax rate for 1999 and 2000 was 33 percent. During 1999, we recognized a net tax benefit of $10.7 million as a result of various tax refunds. Excluding this tax benefit, our effective tax rate would have been 34 percent. For further explanation see Note 9.

         Our effective tax rate in 1998 was 31 percent compared with 33 percent in 1999. Our effective tax rate in 1999 was affected by various tax credits of $10.7 million. The lower 1998 effective tax rate was due to our ability to file our 1997 and 1998 California franchise tax returns on a worldwide unitary basis, incorporating the financial results of The Bank of Tokyo-Mitsubishi, Ltd. and its worldwide affiliates. As a result, we reduced our state income tax liabilities by $29 million, net of federal tax, for previously accrued 1997 state tax liabilities, and lowered our 1998 state tax provision by $31 million, net of federal tax. It is our intention to file our 2000 California franchise tax returns on a worldwide unitary basis as well. In 1997, we received an after-tax refund from the California Franchise Tax Board (FTB) of $25 million to settle litigation, administration, and audit disputes covering the years 1975-1987. Excluding the various tax refunds, the effective tax rates were 35 percent in 1998, and 34 percent in 1999.

CREDIT RISK MANAGEMENT

         Our principal business activity is the extension of credit in the form of loans and credit substitutes to individuals and businesses. Our policies and applicable laws and regulations governing the extension of credit require risk analysis including an extensive evaluation of the purpose of the request and borrowers' ability and willingness to repay as scheduled. Our evaluation also includes ongoing portfolio and credit management through portfolio diversification, lending limit constraints, credit review and approval policies, and extensive internal monitoring.

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

         In analyzing our existing loan portfolios, we apply specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics of the loans within the various portfolios. Our residential and consumer loans and leases are relatively homogeneous and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, we review our residential and consumer portfolios by analyzing their performance as a pool of loans. In contrast, our monitoring process for the commercial, financial and industrial, construction, commercial mortgage, leases, and foreign loan portfolios includes a periodic review of individual loans. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight. We review these loans to assess the ability of the borrowing entity to continue to service all of its interest and principal obligations and as a result may adjust the risk grade accordingly. In the event that we believe that full collection of principal and interest is not reasonably assured, the loan will be appropriately downgraded and, if warranted, placed on nonaccrual status, even though the loan may be current as to principal and interest payments.

         We have a Credit Review and Management Committee composed of the Chief Executive Officer, the Chief Credit Officer, and other executive officers that establishes overall risk appetite, portfolio concentration limits, and credit risk rating methodology. This committee is supported by the Credit Policy Forum, composed of lending group Senior Credit Officers that have responsibility for establishing credit policy, credit underwriting criteria, and other risk management controls including the approval of business strategies. Credit Administration under the direction of the Senior Credit Officers has responsibility for administering the credit approval process and related policies. Policies require an extensive evaluation of credit requests and continuing review of existing credit in order to promptly identify, monitor, and quantify evidence of deterioration in asset credit quality or potential loss. As another part of the control process, an internal credit examination function provides the Board of Directors with an independent assessment of both the level of portfolio quality and the effectiveness of the Bank's credit management process. At the portfolio level the Credit Examination Group reviews existing and proposed credit policies, underwriting guidelines, and portfolio management practices to determine that credit risks are defined and controlled. In addition, this group routinely reviews the accuracy and timeliness of risk grades assigned to individual borrowers to ensure that the line driven credit risk identification and grading process is functioning properly. The Credit Examination Group summarizes its significant findings on a regular basis and provides recommendations for corrective action when credit management or control deficiencies are identified.

LOANS

         The following table shows loans outstanding by loan type and as a percentage of total loans for 1996 through 2000.



                                                                           DECEMBER 31,
                                        ------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                        1996             1997              1998               1999            2000
------------------------------------    -------------   ----------------   --------------   ---------------   --------------

Domestic:
   Commercial, financial and            $9,496    45%  $10,747       47%   $13,120    54%   $14,177      55%  $13,749    53%
      industrial...................
   Construction....................        358     2       293        1        440     2        648       3       939     4
   Mortgage:
      Residential..................      2,961    14     2,961       13      2,628    11      2,581      10     3,295    13
      Commercial...................      2,598    12     2,952       13      2,975    12      3,572      14     3,348    13
                                        ------          ------              ------           ------            ------
        Total mortgage.............      5,559    26     5,913       26      5,603    23      6,153      24     6,643    26
   Consumer:
      Installment..................      2,063    10     2,091        9      1,985     8      1,922       7     1,656     6
      Home equity..................      1,113     5       993        5        818     4        728       3       755     3
      Credit card and other lines of       303     1       270        1         --    --         --      --        --    --
        credit.....................     ------          ------              ------           ------            ------

        Total consumer.............      3,479    16     3,354       15      2,803    12      2,650      10     2,411     9
   Lease financing.................        800     4       875        4      1,032     4      1,149       4     1,134     4
                                        ------          ------              ------           ------            ------
        Total loans in domestic         19,692    93    21,182       93     22,998    95     24,777      96    24,876    96
           offices.................
Loans originated in foreign branches     1,358     7     1,559        7      1,298     5      1,136       4     1,134     4
                                        ------          ------              ------           ------            ------
        Total loans................    $21,050   100%  $22,741      100%   $24,296   100%   $25,913     100%  $26,010   100%
                                       =======         =======             =======          =======           =======



         Our lending activities are predominantly domestic, with such loans comprising 96 percent of the total loan portfolio at December 31, 2000. Total loans at December 31, 2000 were $26.0 billion, an increase of $97 million, or
0.4 percent, over December 31, 1999. The increase was attributable to growth in residential mortgage loan portfolio, which increased $714 million and the construction loan portfolio, which increased $291 million, partially offset by the commercial, financial and industrial loan portfolio, which decreased $428 million, the consumer loan portfolio, which decreased $239 million, and the commercial mortgage loan portfolio, which decreased $224 million.

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

         Our commercial market lending originates primarily through our banking office network. These offices, which rely extensively on relationship-oriented banking, provide many services including cash management services, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a wide variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer's specific industry. Presently, we are active in the communications, media and entertainment, energy capital services, technology, agribusiness, retailing and financial services industries.

         At December 31, 2000, the commercial, financial and industrial loan portfolio was $13.7 billion, or 53 percent of the total loan portfolio. The decrease of $428 million, or 3 percent, from the previous year- end was impacted by a higher level of charge-offs, distressed loan sales of $151 million, as well as reductions in our exposure in nonrelationship participations. This portfolio of loans, which comprises $2.0 billion of our total commercial, financial and industrial loans, has caused a disproportionate share of our credit problems.

CONSTRUCTION AND COMMERCIAL MORTGAGE LOANS

         We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

         At December 31, 2000, construction loans were $939 million, or 4 percent of the total loan portfolio. The increase of $291 million, or 45 percent, from the previous year-end was primarily attributable to the favorable California real estate market and West Coast economy.

         At December 31, 2000, the commercial mortgage loan portfolio was $3.3 billion, or 13 percent of the total loan portfolio. Commercial mortgage loans decreased by $224 million, or 6 percent, from December 31, 1999, primarily due to the refinancing of bridge loans, which are classified as commercial mortgage loans, with other permanent lenders (such as life insurance companies and institutional investors). The demand for commercial mortgage loans reflects both the favorable California real estate market and West Coast economy.

RESIDENTIAL MORTGAGE LOANS

         We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers, and loan by phone) throughout California, Oregon and Washington, and periodically purchase loans in our market area.

         At December 31, 2000, residential mortgage loans were $3.3 billion, or 13 percent of the total loan portfolio. The increase of $714 million, or 28 percent, from December 31, 1999 was influenced by purchases of $133.0 million in adjustable rate mortgages (ARM) primarily originated in California, Oregon, and Washington and a strategic decision to hold to maturity a larger portion of our ARM loan originations resulting in lesser loan sales in the current year.

CONSUMER LOANS

         Through our branch network, we originate consumer loans, such as auto loans and home equity loans and lines. Auto leases are originated through our dealer network. Approximately 95 percent of our consumer loans are secured. Most of the unsecured portfolio is in personal lines of credit.

         At December 31, 2000, consumer loans were $2.4 billion, or 9 percent of the total loan portfolio. The decrease of $239 million, or 9 percent, from the previous year-end was primarily attributable to exiting the dealer automobile loan business in the third quarter of 2000.

LEASE FINANCING

         We enter into direct financing and leveraged leases through our Equipment Leasing Division, and also through an agreement with a subsidiary of The Bank of Tokyo-Mitsubishi, Ltd. In addition, we originate auto leases through our Consumer Asset Management section of the Community Banking and Investment Services Group.

         At December 31, 2000, lease financing outstandings were $1.1 billion, or 4 percent of the total loan portfolio, remaining relatively unchanged from the prior year.

LOANS ORIGINATED IN FOREIGN BRANCHES

         Our  loans  originated  in  foreign   branches  consist   primarily  of
short-term extensions of credit to financial institutions located primarily in Asia and to corporations in Japan, Korea and Taiwan.

         At December 31, 2000, loans originated in foreign branches totaled $1.1 billion, or 4 percent of the total loan portfolio, remaining relatively unchanged from the prior year, as we continue to monitor the economic situation in the Asian markets.

CROSS-BORDER OUTSTANDINGS

         Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of December 31, 1998, 1999 and 2000 for each country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. For those individual countries shown in the table below, we do not have significant local currency outstandings that are not hedged or are not funded by local currency borrowings.



                                                                                       PUBLIC       CORPORATIONS
                                                                     FINANCIAL         SECTOR         AND OTHER          TOTAL
(DOLLARS IN MILLIONS)                                               INSTITUTIONS      ENTITIES        BORROWERS       OUTSTANDINGS
-----------------------------------------------------------         ------------      --------      ------------      ------------

December 31, 1998
   Japan....................................................                $173         $--             $464              $637
   Korea....................................................                 448           1              117               566
December 31, 1999
   Japan....................................................                 $82         $--             $339              $421
   Korea....................................................                 422          --               53               475
December 31, 2000
   Korea....................................................                $507         $--             $ 46              $553



PROVISION FOR CREDIT LOSSES

         We recorded a $65 million provision for credit losses in 1999, compared with a $440 million provision for credit losses in 2000. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below.

         Our provision for 2000, compared with the 1999 provision was affected by the following factors:

     o The application of stricter standards to the definitions of potential and well-defined weaknesses in our loan portfolio, resulting in higher levels of criticized assets and downward migration within the criticized grades,

     o The deteriorating asset quality in our commercial loan portfolio and, in particular, non-agented syndicated credits,

     o The increased impairment and higher volume of loans placed on non-accrual during the period,

     o The establishment of a separate loss factor for foreign loans based on historical losses in our foreign loan portfolio, which reduced our provision requirement,

     o The refinement of our reserve methodology, which eliminated the portion of the unallocated allowance related to model and estimation risk, and

     o The higher level of charge-offs resulting from more active management of the portfolio through loan sales.

ALLOWANCE FOR CREDIT LOSSES

         The following table reflects the allowance allocated to each respective loan category at period end and as a percentage of the total period end balance of that loan category, as set forth in the "Loans" table on page F-19.


                                                                                          DECEMBER 31,
                                                              --------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                1996                     1997                     1998
------------------------------------------------------        --------------------    ---------------------    -------------------

Domestic:
   Commercial, financial, and industrial..............        $166,100       1.75%    $123,610        1.15%    $145,100       1.11%
   Construction.......................................           5,700       1.59        3,221        1.10        5,500       1.25
   Mortgage:
      Residential.....................................           4,000       0.14        2,700        0.09        1,100       0.04
      Commercial......................................          39,000       1.50       60,680        2.06       17,500       0.59
                                                              --------                --------                 --------
        Total mortgage................................          43,000       0.77       63,380        1.07       18,600       0.33
   Consumer:
      Installment.....................................          10,400       0.50       11,400        0.55       20,900       1.05
      Home equity.....................................           4,900       0.44        3,600        0.36        3,800       0.46
      Credit card and other lines of credit...........          34,000      11.22       30,500       11.30           --         --
                                                              --------                --------                 --------
        Total consumer................................          49,300       1.42       45,500        1.36       24,700       0.88
   Lease financing....................................           5,300       0.66        4,862        0.56        3,800       0.37
                                                              --------                --------                 --------
        Total domestic allowance......................         269,400       1.37      240,573        1.14      197,700       0.86
Foreign allowance.....................................           9,394       0.69       39,313        2.52       47,000       3.62
Unallocated...........................................         245,152                 171,806                  214,628
                                                              --------                --------                 --------
        Total allowance for credit losses.............        $523,946       2.49%    $451,692        1.99%    $459,328       1.89%
                                                              ========                ========                 ========


                                                                             DECEMBER 31,
                                                              ---------------------------------------------
(DOLLARS IN THOUSANDS)                                                1999                   2000
------------------------------------------------------        ------------------      ---------------------

Domestic:
   Commercial, financial, and industrial..............        $238,200       1.68%    $452,400        3.29%
   Construction.......................................          10,000        1.54      10,200        1.09
   Mortgage:
      Residential.....................................             800       0.03        1,000        0.03
      Commercial......................................          21,900       0.61       19,100        0.57
                                                              --------                --------
        Total mortgage................................          22,700       0.37       20,100        0.30
   Consumer:
      Installment.....................................          14,900       0.78       17,500        1.06
      Home equity.....................................             900       0.12        1,000        0.13
      Credit card and other lines of credit...........              --                      --
                                                              --------                --------
        Total consumer................................          15,800       0.60       18,500        0.77
   Lease financing....................................           4,600       0.40        7,900        0.70
                                                              --------                --------
        Total domestic allowance......................         291,300       1.18      509,100        2.05
Foreign allowance.....................................          17,200       1.51        3,400        0.30
Unallocated...........................................         161,878                 101,402
                                                              --------                --------
        Total allowance for credit losses.............        $470,378       1.82%    $613,902        2.36%
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

         The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, pools of loans, leases and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are developed in the following ways:

     o Problem graded loan loss factors are derived from a migration model that tracks historical loss over a period, which we believe captures the inherent default losses on our loan portfolio,

     o Pass graded loan loss factors are based on the average annual net charge-off rate over a period of 10 years, which we believe is reflective of a full economic cycle,

     o Pooled loan loss factors (not individually graded loans) are based on expected net charge-offs for one year. Pooled loans are loans that are homogeneous in nature, such as consumer installment and residential mortgage loans and automobile leases.

         We believe that a business cycle is a period in which both upturns and downturns in the economy have been reflected. The long-term nature of the current economic expansion has required us to extend our historical perspective to capture the highs and lows of a more typical economic cycle.

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

         The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio. The actual losses can vary from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration model that is used to establish the loan loss factors for problem graded loans is designed to be self-correcting by taking into account our loss experience over prescribed periods. Similarly, by basing the pass graded loan loss factors over a period reflective of a business cycle, the methodology is designed to take our recent loss experience into account. Pooled loan loss factors are adjusted quarterly based upon the level of net charge-offs expected by management in the next twelve months. Furthermore, based on management's judgement, our methodology permits adjustments to any loss factor used in the computation of the formula allowance for significant factors, which affect the collectibility of the portfolio as of the evaluation date, but are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

 COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISON FOR CREDIT LOSSES

         At December 31, 1998, our total allowance for credit losses was $459 million or 1.89 percent of the total loan portfolio and 586 percent of total nonaccrual loans. At December 31, 1999, our total allowance for credit losses was $470 million, or 1.82 percent of the total loan portfolio and 281 percent of total nonaccrual loans. At December 31, 2000, our total allowance for credit losses was $614 million, or 2.36 percent of the total loan portfolio and 153 percent of total nonaccruals. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 1998, total impaired loans were $78 million, and the associated impairment allowance was $11 million compared with $167 million and $42 million, respectively, at December 31, 1999 and $400 million and $118 million, respectively, at December 31, 2000.

         Historically, our credit policy prescribed that our unallocated allowance include a component in respect of model and estimation risk equal to 20% to 25% of the allocated allowance. The primary reason for this component of the unallocated allowance was the dissimilarity of the loss histories of our predecessor institutions, Union Bank and the Bank of California, prior to their combination in 1996. As part of our ongoing effort to refine our allowance methodology, we conducted a review of model imprecision for our pass and problem graded loans, which was completed during the third quarter of 2000. The review indicated the following:

     o In light of the expansion to a 10-year loss history for our pass graded loans and our analysis of our loss experience for the 10-year period, we have concluded that model risk is adequately reflected in the factors and that it is not necessary to provide a separate amount for model risk with respect to this portion of the formula allowance.

     o Our loss migration model, upon which we calculate loss factors for problem graded loans contains adequate default loss data to eliminate the need to provide for additional model risk with respect to this portion of the formula allowance.

     o In addition, we have concluded that our impaired loans, which are re-measured on a monthly basis, have no significant, evidenced estimation risk within our specific allowance.

         As a result of this refinement, we eliminated the requirement for separately calculated model imprecision as a component of the unallocated allowance.

         During 1998, 1999 and 2000, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses, except that we adjusted the periods contained within the model and what we believe reflects a business cycle as explained on page F-24. The impact of these adjustments in the formula allowance for 1998 and 1999 increased the formula allowance by $19 million and $28 million, respectively. There was no impact on the formula allowance for these adjustments in 2000. Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, also affected the assessment of the unallocated allowance. Estimation risk, which continues to be present in the allowance for credit losses, will now be included as part of our attributed factors within the unallocated allowance for credit losses.

         We recorded a $45 million provision in 1998, a $65 million provision in 1999, and a $440 provision in 2000. Although the level of net charge-offs and the decline of nonperforming loans during 1998 favorably impacted our asset quality ratios, losses on certain sectors of our commercial, financial and industrial loans have been steadily increasing since then. Losses inherent in this type of credit are more difficult to assess because historically these have been more volatile than losses from other credits.

         The following table sets forth the allowance for credit losses.

                                                                DECEMBER 31,
                                                            --------------------
(DOLLARS IN MILLIONS)                                       1998    1999    2000
---------------------                                       ----    ----    ----

Allocated allowance:
   Formula.............................................     $206    $257    $380
   Specific............................................       38      51     133
                                                            ----    ----    ----
      Total allocated allowance........................      244     308     513
Unallocated allowance..................................      215     162     101
                                                            ----    ----    ----
Total allowance for credit losses......................     $459    $470    $614
                                                            ====    ====    ====


 CHANGES IN THE FORMULA AND SPECIFIC ALLOWANCES

         At December 31, 1999, the formula allowance increased by $51 million from the prior year, primarily due to a rise in criticized credits and downward migration within the criticized range. At December 31, 2000, the formula allowance increased by $123 million from the prior year, primarily due to the dramatic rise in criticized credits and the downward migration of loans within the criticized range.

         At December 31, 1999, the specific allowance increased by $13 million from the prior year primarily due to both the level of our impaired loans and the degree of the impairment offset by the elimination of the $26 million allowance on Asian country exposures. This exposure has been captured in the formula allowance. At December 31, 2000, the specific allowance increased by $82 million, due to the significant rise in our impaired loans.

         At December 31, 1998, the allocated portion of the allowance for credit losses included $53 million related to special mention and classified credits, compared to $145 million at December 31, 1999 and $346 million at December 31, 2000. Special mention and classified credits are those that are internally risk graded as "special mention", "substandard" or "doubtful". Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as "doubtful" has critical weaknesses that make full collection improbable.

         Our problem credits continue to be centered in the commercial loan portfolio and mostly within syndicated loan purchases. We continue to see no deterioration in the real estate or consumer loan portfolios. Within our commercial loan portfolio, we are seeing a higher incidence of problem credits outside our primary areas of industry expertise.

 CHANGES IN THE UNALLOCATED ALLOWANCE

         At December 31, 1999, the unallocated allowance declined $53 million from the prior year because management believed that the inherent losses related to certain conditions, described on page F-24, considered in its evaluation of the unallocated allowance at December 31, 1998 which had been recognized through charge-offs, had been reflected in the formula or specific allowance or had declined.

         At December 31, 2000, the unallocated allowance was $101 million compared to $162 million at December 31, 1999, a decrease of $61 million. As discussed previously, during the third quarter 2000 we refined our reserve methodology to eliminate the prescribed component of the unallocated allowance in respect of model and estimation risk. In light of the elimination of this mandatory component of the unallocated reserve, we have increased the remaining component of the unallocated allowance to reflect the estimation risk that management believes exists in the formula and specific allowances, primarily in respect of the probable downward regradings of loans in certain identified sectors of our portfolio. Management believes that other inherent losses related to certain conditions considered in its evaluation of the unallocated allowance have been recognized in the formula allowance during the year ended December 31, 2000.

         The following table identifies the components of the attribution of the unallocated allowance and the range of inherent loss.


                                                 1998                              1999                              2000
                                     ---------------------------       ---------------------------       ---------------------------
CONCENTRATION                        OUTSTANDING     LOW    HIGH       OUTSTANDING     LOW    HIGH       OUTSTANDING     LOW    HIGH
----------------------------         -----------     ---    ----       -----------     ---    ----       -----------     ---    ----

Communications..............                 $na    $ --    $ --             $na      $ --    $ --            $1,743     $21     $35
Utilities...................                  na      --      --              na        --      --             1,427      17      31
Retailing...................                  na      --      --              na        --      --               642       6      13
Foreign.....................                 988      65      95           1,540        22      46               816       5      10
Technology..................                 913      18      27             729        15      22               714       4       7
Other.......................               2,066      32      48           4,419        18      39             1,994       5      12
Model Imprecision...........                          49      61                        62      77                        --      --
                                                    ----    ----                      ----    ----                       ---    ----
Total Attributed............                        $164    $231                      $117    $184                       $58    $108
                                                    ====    ====                      ====    ====                       ===    ====

-----------

na = not applicable to this assessment.


         In our assessment as of December 31, 1998, management focused, in particular, on the following factors:

     o With respect to the margin for model and estimation risk, which could be in the range of $49 million to $61 million.

     o With respect to cross-border loans and acceptances to certain Asia/Pacific countries, management considered the improving but continuing effects of the global financial turmoil, which changed the range to $55 million to $80 million.

     o With respect to the technology industry, management considered the effects of export market conditions and cyclical over-capacity on borrowers in the chip and semiconductor industries, which could be in the range of $18 million to $27 million.

     o With respect to oil and gas, we considered the effects of the decline in oil prices on the cash flows of borrowers in the oil and gas industry, which could be in the range of $14 million to $22 million.

     o With respect to the agricultural industry, we considered the effects of abnormal weather conditions and export market conditions on agricultural borrowers, which could be in the range of $11 million to $16 million.

     o With respect to cross-border loans and acceptances to Latin American countries, management considered the continued effects of the global financial turmoil, which could be in the range of $10 million to $15 million.

         In our assessment as of December 31, 1999, management focused, in particular, on the following factors:

     o With respect to the margin for model and estimation risk, which could be in the range of $62 million to $77 million.

     o With respect to cross-border loans and acceptances to certain Asia/Pacific countries, management considered the improving but continuing effects of the global financial turmoil, which has reduced the exposure to a range of $18 million to $39 million.

     o With respect to the technology industry, management considered the improvements in export market conditions and the reduction in the cyclical over-capacity on borrowers in the chip and semiconductor industries, which has reduced the exposure to a range of $15 million to $22 million.

     o With respect to cross-border loans and acceptances to Latin America, primarily Brazil, management considered the improving but continuing effects of the global financial turmoil, which has reduced the exposure to a range of $4 million to $7 million.

     o With respect to the agriculture industry, we considered the reduction of the impact of previous years' abnormal weather conditions and improvement in export market conditions on agricultural borrowers, which has reduced the exposure to a range of $3 million to $6 million.

     o With respect to oil and gas, management considered the effects of rising oil prices and the improvement in the cash flows of borrowers in the oil and gas industry, which no longer required an attribution of the unallocated allowance.

         In our assessment as of December 31, 2000, management focused, in particular, on the following factors:

     o With respect to model and estimation risk, as formerly required by our credit policy, management determined that this amount was no longer necessary.

     o With respect to the communications industry, management considered the adverse effects of changes in the economic, regulatory and technology environments, which could be in the range of $21 million to $35 million.

     o With respect to the utilities industry, management considered the adverse effects of rising fuel prices and government regulation, which could be in the range of $17 million to $31 million.

     o With respect to the retailing industry, management considered the adverse effects of recent slowing trends in same-store sales and softening consumer confidence, which could be in the range of $6 million to $13 million.

     o With respect to cross-border loans and acceptances to certain foreign countries, management considered the lingering effects of the financial crisis, which could be in the range of $5 million to $10 million.

     o With respect to the technology industry, management considered the adverse effects of export market conditions and cyclical over-capacity, which could be in the range of $4 million to $7 million.

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

CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

         The following table sets forth a reconciliation of changes in our allowance for credit losses.


                                                                                            YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                  1996         1997          1998          1999        2000
--------------------------------------------------------------        --------     --------      --------      --------    --------

Balance, beginning of period..................................        $555,149     $523,946      $451,692      $459,328    $470,378
Loans charged off:
   Commercial, financial and industrial.......................          42,134       58,664        38,219        48,597     302,152
   Construction...............................................           3,249          120             3            --          --
   Mortgage...................................................          13,483        5,058         6,547           747         174
   Consumer...................................................          56,361       55,336        29,312        15,009      11,760
   Lease financing............................................           2,623        3,601         2,709         3,232       2,925
   Foreign(1).................................................           1,250           --            --        14,100       5,352
                                                                      --------     --------      --------      --------    --------
      Total loans charged off.................................         119,100      122,779        76,790        81,685     322,363
Recoveries of loans previously charged off:
   Commercial, financial and industrial.......................          22,341       23,371        23,762        17,851      16,440
   Construction...............................................             132        9,054             3            --          --
   Mortgage...................................................          12,277        3,292         2,857           521       2,394
   Consumer...................................................          12,906       14,946        14,021         8,356       6,882
   Lease financing............................................             368          351           501           811         581
   Foreign(1).................................................              --           --            --            --          --
                                                                      --------     --------      --------      --------    --------
      Total recoveries of loans previously charged off........          48,024       51,014        41,144        27,539      26,297
                                                                      --------     --------      --------      --------    --------
        Net loans charged off.................................          71,076       71,765        35,646        54,146     296,066
Provision for credit losses...................................          40,000           --        45,000        65,000     440,000
Transfer of reserve for trading account assets................              --           --        (1,911)           --          --
Foreign translation adjustment and other net additions                    (127)        (489)          193           196        (410)
   (deductions)...............................................        --------     --------      --------      --------    --------
Balance, end of period........................................        $523,946     $451,692      $459,328      $470,378    $613,902
                                                                      ========     ========      ========      ========    ========
                                                                          2.49%        1.99%         1.89%         1.82%       2.36%
Allowance for credit losses to total loans....................
Provision for credit losses to net loans charged off..........           56.28           nm        126.24        120.05      148.62
Net loans charged off to average loans outstanding............            0.34         0.33          0.15          0.22        1.13


-----------

(1)  Foreign loans are those loans originated in foreign branches.

nm = not meaningful



         Loans charged off in 1999 increased by $5 million over 1998, primarily due to a $10 million increase in commercial, financial and industrial loans and a $14 million increase in foreign loans charged off, partially offset by a $14 million decrease in consumer loans charged off and a $6 million decrease in mortgage loans charged off. The foreign loan charge-off consisted of a single Taiwanese credit. Loans charged off in 2000 increased by $241 million over 1999, primarily due to losses on distressed loans held for accelerated disposition as well as reducing the carrying value on impaired loans. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses. Recoveries of loans previously charged off in 1999 decreased by $14 million over 1998. Recoveries of loans previously charged off in 2000 decreased by $1 million over 1999. At December 31, 2000, the allowance for credit losses exceeded the net loans charged off during 1999, reflecting management's belief, based on the foregoing analysis, that there were additional losses inherent in the portfolio.

         At December 31, 1998, our average annual net charge-offs for the past five years were $88 million, compared with $59 million at December 31, 1999 and $106 million at December 31, 2000. These net charge-offs represent 5.2 years,
8.0 years and 5.8 years of losses based on the level of the allowance for credit losses at December 31, 1998, 1999 and 2000, respectively. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

NONPERFORMING ASSETS

         Nonperforming assets consist of nonaccrual loans, distressed loans held for sale, and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements.

         Distressed loans held for sale are loans, which would otherwise be included in nonaccrual loans, but that have been identified for accelerated disposition. Disposition of these assets is contemplated within a short period of time, not to exceed one year.

         Foreclosed assets include property where we acquired title through foreclosure or "deed in lieu" of foreclosure.

         The following table sets forth an analysis of nonperforming assets.



                                                                                              DECEMBER 31,
                                                                   ----------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                               1996           1997         1998         1999           2000
------------------------------------------------------------       --------       -------      -------      --------       --------

Commercial, financial and industrial........................        $56,864       $46,392      $60,703      $159,479       $385,263
Construction................................................          7,349         4,071        4,359         4,286          3,967
Mortgage:
   Residential..............................................         11,214           954           --            --             --
   Commercial...............................................         52,593        57,921        8,254         3,629         10,769
                                                                   --------       -------      -------      --------       --------
      Total mortgage........................................         63,807        58,875        8,254         3,629         10,769
Other.......................................................            247            --        5,134            --             --
                                                                   --------       -------      -------      --------       --------
      Total nonaccrual loans................................        128,267       109,338       78,450       167,394        399,999
Distressed loans held for sale..............................             --            --           --            --          7,124
Foreclosed assets...........................................         28,517        20,471       11,400         2,386          1,181
                                                                   --------       -------      -------      --------       --------
      Total nonperforming assets............................        156,784       129,809       89,850       169,780        408,304
                                                                   ========       =======      =======      ========       ========
                                                                   $523,946      $451,692     $459,328      $470,378       $613,902
Allowance for credit losses.................................       ========       =======      =======      ========       ========


                                                                       0.61%         0.48%        0.32%         0.65%          1.54%
Nonaccrual loans to total loans.............................
Allowance for credit losses to nonaccrual loans.............         408.48        413.12       585.50        281.00         153.48
Nonperforming assets to total loans, distressed loans held             0.74          0.57         0.37          0.66           1.57
   for sale, and foreclosed assets..........................
Nonperforming assets to total assets........................           0.54          0.42         0.28          0.50           1.16



         At December 31, 2000, nonaccrual loans totaled $400 million, an increase of $233 million, or 139 percent, from year-end 1999. Our nonperforming assets are concentrated in our non-agented syndicated loan portfolio and approximately 65 percent of our total nonaccrual loans are syndicated loans. Included in nonperforming assets were $7.1 million in distressed loans that are being held for accelerated disposition. During 2000, we sold $151.2 million of distressed loans under this accelerated disposition program.

         Nonaccrual loans as a percentage of total loans were 0.65 percent at December 31, 1999 compared with 1.54 percent at December 31, 2000. Nonperforming assets as a percentage of total loans, distressed loans held for sale, and foreclosed assets increased to 1.57 percent at year-end 2000 from 0.66 percent at December 31, 1999. At December 31, 2000, approximately 96 percent of nonaccrual loans were related to commercial, financial and industrial.

         The following table sets forth an analysis of loans contractually past due 90 days or more as to interest or principal, but not included in nonaccrual loans above.


                                                                                   DECEMBER 31,
                                                           --------------------------------------------------------
(DOLLARS IN THOSUANDS)                                       1996        1997         1998        1999        2000
---------------------------------------------------------  -------     -------      -------     -------      ------

Commercial, financial and industrial.....................  $ 4,527        $450      $   913     $ 2,729      $1,713
Construction.............................................       --          --           --          --          --
Mortgage:
   Residential...........................................    8,969      10,170        9,338       5,830       2,699
   Commercial............................................      168       1,660       13,955         442          --
                                                           -------     -------      -------     -------      ------
      Total mortgage.....................................    9,137      11,830       23,293       6,272       2,699
Consumer and other.......................................   10,028       7,712        7,292       2,932       2,921
                                                           -------     -------      -------     -------      ------
   Total loans 90 days or more past due and still
      accruing...........................................  $23,692     $19,992      $31,498     $11,933      $7,333
                                                           =======     =======      =======     =======      ======



         Total loans 90 days or more past due and still accruing were $12 million at December 31, 1999 compared with $7 million at December 31, 2000.

INTEREST FOREGONE

         Interest foregone during 1999 and 2000 for loans that were on nonaccrual status at December 31, 1999 and 2000 was $8 million and $19 million, respectively. We recognized interest income of $23 thousand and $1.2 million for loans that were on nonaccrual status at December 31, 1999 and December 31, 2000, respectively.

SECURITIES

         The following tables summarize the composition of the securities portfolio and the gross unrealized gains and losses within the portfolio.



SECURITIES AVAILABLE FOR SALE

                                                                    December 31,
                                    -----------------------------------------------------------------------
                                       1998                                  1999
                                    ----------     --------------------------------------------------------
                                                                    GROSS        GROSS
                                    FAIR           AMORTIZED        UNREALIZED   UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)              VALUE          COST             GAINS        LOSSES          VALUE
------------------------            ----------     ----------       ----------   ----------      ----------

U.S. Treasury...........            $  770,332     $  450,238       $ 1,302      $      912      $  450,628
Other U.S. government...               868,827        974,211           294          13,621         960,884
Mortgage-backed securities           1,881,778      1,665,317            62          49,094       1,616,285
State and municipal.....                84,246         55,496         7,786              --          63,282
Corporate debt securities                8,069         50,058            --              26          50,032
Equity securities.......                18,401         50,888         1,403              --          52,291
Foreign securities......                 6,879         16,597           104               4          16,697
                                    ----------     ----------       -------      ----------      ----------
   Total securities available       $3,638,532     $3,262,805       $10,951      $   63,657      $3,210,099
      for sale..........            ==========     ==========       =======      ==========      ==========


                                                         December 31,
                                    --------------------------------------------------------
                                                             2000
                                    --------------------------------------------------------
                                                     GROSS        GROSS
                                    AMORTIZED        UNREALIZED   UNREALIZED      FAIR
                                    COST             GAINS        LOSSES          VALUE
                                    ----------       ----------   ----------      ----------

U.S. Treasury...........            $  433,703     $    6,394       $    --      $  440,097
Other U.S. government...             1,233,908         40,441           594       1,273,755
Mortgage-backed securities           2,138,101         19,447         6,516       2,151,032
State and municipal.....                52,881          8,908            --          61,789
Corporate debt securities               99,003             10           290          98,723
Equity securities.......                95,685            268           306          95,647
Foreign securities......                 6,570             69            12           6,627
                                    ----------     ----------       -------      ----------
   Total securities available       $4,059,851     $   75,537       $ 7,718      $4,127,670
      for sale..........            ==========     ==========       =======      ==========



SECURITIES HELD TO MATURITY


                                                                    December 31,
                                    -----------------------------------------------------------------------
                                       1998                                  1999
                                    ----------     --------------------------------------------------------
                                                                    GROSS        GROSS
                                    AMORTIZED      AMORTIZED        UNREALIZED   UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)              COST           COST             GAINS        LOSSES          VALUE
------------------------            ----------     ----------       ----------   ----------      ----------

U.S. Treasury...........            $   41,097     $       --       $    --      $       --      $       --
Other U.S. government...                91,175         19,996            35              --          20,031
Mortgage-backed securities              16,425         11,302           577               3          11,876
State and municipal.....                14,547         15,228            --           1,759          13,469
                                    ----------     ----------       -------      ----------      ----------
   Total securities HELD TO         $  163,244     $   46,526       $   612      $    1,762      $   45,376
      maturity..........            ==========     ==========       =======      ==========      ==========


                                                         December 31,
                                    --------------------------------------------------------
                                                             2000
                                    --------------------------------------------------------
                                                     GROSS        GROSS
                                    AMORTIZED        UNREALIZED   UNREALIZED      FAIR
                                    COST             GAINS        LOSSES          VALUE
                                    ----------       ----------   ----------      ----------

U.S. Treasury...........            $       --     $       --       $    --      $       --
Other U.S. government...                    --             --            --              --
Mortgage-backed securities               8,521            437             1           8,957
State and municipal.....                15,008             --           663          14,345
                                    ----------     ----------       -------      ----------
   Total securities held to         $   23,529     $      437       $   664      $   23,302
      maturity..........            ==========     ==========       =======      ==========




         Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality and liquidity. At December 31, 2000, approximately 95 percent of total securities were investment grade.

ANALYSIS OF SECURITIES PORTFOLIO

         The following tables show the remaining contractual maturities and expected yields of the securities portfolio at December 31, 2000.


SECURITIES AVAILABLE FOR SALE

                                                                           MATURITY
                                  --------------------------------------------------------------------------------------------
                                       ONE YEAR             OVER ONE YEAR           OVER FIVE YEARS
                                       OR LESS            THROUGH FIVE YEARS       THROUGH TEN YEARS         OVER TEN YEARS
                                    ---------------      --------------------      -----------------       -------------------
(DOLLARS IN THOUSANDS)              AMOUNT YIELD(4)          AMOUNT  YIELD(4)        AMOUNT YIELD(4)           AMOUNT YIELD(4)
----------------------              ------ --------          ------  --------        ------ --------           ------ --------

U.S. Treasury.............        $220,067     6.38%     $  213,636      6.64%     $     --       --%      $       --       --%
Other U.S. government.....          75,278     6.18       1,798,939      6.66       178,011     7.11               --       --
Mortgage-backed                     14,781     6.51         115,414      6.35       142,444     6.66        1,047,142     6.50
   securities(1)..........
State and municipal(2)....           3,185    11.08          12,185      9.76        12,569    10.84           24,942    11.07
Corporate debt securities.              --       --          11,418     10.44         7,629    10.81           79,956    11.09
Equity securities(3)......              --       --              --        --            --       --               --       --
Foreign securities........           4,980     0.30           1,590      5.27            --       --               --       --
                                  --------               ----------                --------                ----------
   Total securities               $318,291     6.29%     $2,153,182      6.68%     $340,653     7.14%      $1,152,040     6.92%
      available for sale..        ========               ==========                ========                ==========


                                      TOTAL
                                  AMORTIZED COST
                                  --------------
(DOLLARS IN THOUSANDS)              AMOUNT      YIELD(4)
--------------------------        ----------    --------

U.S. Treasury.............        $  433,703      6.51%
Other U.S. government.....         2,052,228      6.68
Mortgage-backed                    1,319,781      6.50
   securities(1)..........
State and municipal(2)....            52,881     10.71
Corporate debt securities.            99,003     10.99
Equity securities(3)......            95,685        --
Foreign securities........             6,570      1.50
                                  ----------
   Total securities               $4,059,851      6.76%
      available for sale..        ==========



SECURITIES HELD TO MATURITY


                                                                           MATURITY
                                  --------------------------------------------------------------------------------------------
                                       ONE YEAR             OVER ONE YEAR           OVER FIVE YEARS
                                       OR LESS            THROUGH FIVE YEARS       THROUGH TEN YEARS         OVER TEN YEARS
                                    ---------------      --------------------      -----------------       -------------------
(DOLLARS IN THOUSANDS)              AMOUNT YIELD(4)          AMOUNT  YIELD(4)        AMOUNT YIELD(4)           AMOUNT YIELD(4)
----------------------              ------ --------          ------  --------        ------ --------           ------ --------

Mortgage-backed                   $    185     9.37%      $      34      9.25%      $ 8,299     9.01%       $       3     8.76%
   securities(1)..........
State and municipal(2)....              --       --           1,490      6.26         2,499     5.83           11,019     5.79
                                  --------               ----------                --------                ----------
   Total securities               $    185     9.37%      $   1,524      6.33%      $10,798     8.27%       $  11,022     5.79%
      held to maturity....        ========               ==========                ========                ==========


                                      TOTAL
                                  AMORTIZED COST
                                  --------------
(DOLLARS IN THOUSANDS)              AMOUNT      YIELD(4)
--------------------------        ----------    --------

Mortgage-backed                   $    8,521      9.02%
   securities(1)..........
State and municipal(2)....            15,008      5.84
                                  ----------
   Total securities               $   23,529      6.99%
      held to maturity....        ==========

-----------

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


                                                                                           December 31, 2000
                                                                     ---------------------------------------------------------------
                                                                                       OVER
                                                                                       ONE YEAR
                                                                      ONE YEAR         THROUGH          OVER
(DOLLARS IN THOUSANDS)                                                OR LESS          FIVE YEARS       FIVE YEARS         TOTAL
-------------------------------------------------------------        ----------       -----------       ----------      ------------

Domestic:
   Commercial, financial and industrial......................        $4,737,687       $ 7,089,573       $1,921,578       $13,748,838
   Construction..............................................           620,991           307,031           11,280           939,302
   Mortgage:
      Residential............................................            55,409           147,539        3,091,537         3,294,485
      Commercial.............................................           760,538         1,653,887          933,827         3,348,252
                                                                     ----------       -----------       ----------       -----------
        Total mortgage.......................................           815,947         1,801,426        4,025,364         6,642,737
   Consumer:
      Installment............................................           382,944           466,937          805,795         1,655,676
      Home equity............................................            31,009            72,139          651,905           755,053
                                                                     ----------       -----------       ----------       -----------
        Total consumer.......................................           413,953           539,076        1,457,700         2,410,729
   Lease financing...........................................           408,469           722,217            3,754         1,134,440
                                                                     ----------       -----------       ----------       -----------
        Total loans in domestic offices......................         6,997,047        10,459,323        7,419,676        24,876,046
Loans originated in foreign branches.........................         1,049,006            29,116           56,230         1,134,352
                                                                     ----------       -----------       ----------       -----------
        Total loans..........................................        $8,046,053       $10,488,439       $7,475,906       $26,010,398
                                                                     ==========       ===========       ==========       ===========
                                                                                                                             613,902
           Allowance for credit losses.......................                                                            -----------
        Loans, net...........................................                                                            $25,396,496
                                                                                                                         ===========
                                                                                                                          $6,467,164
Total fixed rate loans due after one year....................
Total variable rate loans due after one year.................                                                             11,497,181
                                                                                                                          ----------
        Total loans due after one year.......................                                                            $17,964,345
                                                                                                                         ===========



CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

         The following table presents domestic certificates of deposit of $100,000 and over by maturity.

(DOLLARS IN THOUSANDS)                                           2000
-----------------------------------------------------------  ------------

Three months or less.......................................  $3,148,198
Over three months through six months.......................     852,050
Over six months through twelve months......................     444,143
Over twelve months.........................................     120,464
                                                             ----------
Total domestic certificates of deposit
of $100,000 and over.......................................  $4,564,855
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

BORROWED FUNDS

         The following table presents information on our borrowed funds.



                                                                                         DECEMBER 31,
                                                                         ------------------------------------------
(DOLLARS IN THOUSANDS)                                                      1998            1999            2000
-----------------------------------------------------------------        ----------      ----------      ----------

Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 4.88%,
  5.09% and 6.52% at December 31, 1998, 1999 and 2000,
  respectively...................................................        $1,307,744      $1,156,799      $1,387,667
Commercial paper, with weighted average interest rates of
  5.01%, 5.45% and 6.49% at December 31, 1998, 1999 and
  2000, respectively.............................................         1,444,745       1,108,258       1,385,771
Other borrowed funds, with weighted average interest rates of
  5.35%, 5.91% and 5.64% at December 31, 1998, 1999 and
  2000, respectively.............................................           331,165         540,496         249,469

   Total borrowed funds..........................................        $3,083,654      $2,805,553      $3,022,907



Federal funds purchased and securities sold under repurchase agreements:
   Maximum outstanding at any month end..........................        $2,058,610      $1,786,594      $2,095,868
   Average balance during the year...............................         1,604,675       1,489,214       1,548,730
   Weighted average interest rate during the year................              5.26%           4.84%           6.24%
Commercial paper:
   Maximum outstanding at any month end..........................        $1,918,700      $1,737,265      $1,525,932
   Average balance during the year...............................         1,631,216       1,529,814       1,521,614
   Weighted average interest rate during the year................              5.42%           5.04%           6.24%
Other borrowed funds:
   Maximum outstanding at any month end..........................        $  438,151      $  993,550      $  507,782
   Average balance during the year...............................           328,872         708,625         314,425
   Weighted average interest rate during the year................              5.68%           5.28%           5.31%



CAPITAL ADEQUACY AND DIVIDENDS

         Our principal capital objectives are to support future growth, to protect depositors, to absorb any unanticipated losses and to comply with various regulatory requirements. From December 1999 to July 2000, we repurchased $100 million in common stock under a stock repurchase plan authorized in November 1999. In July 2000, we announced an additional $100 million stock repurchase authorization.

         Total shareholders' equity was $3.2 billion at December 31, 2000, an increase of $224 million from year-end 1999. This change was primarily a result of $440 million of net income for 2000, offset by dividends on common stock of $161 million, repurchases of our common stock of $131 million, and net unrealized gain on securities available for sale of $74 million.

         We offer a dividend reinvestment plan that allows shareholders to reinvest dividends in our common stock at 5 percent below the market price. During 1999 and 2000, The Bank of Tokyo- Mitsubishi, Ltd. did not participate in the plan.

         Capital adequacy depends on a variety of factors including asset quality and risk profile, liquidity, earnings stability, competitive and economic conditions, and management. We believe that the current level of profitability, coupled with a prudent dividend policy, is adequate to support normal growth in operations while meeting regulatory capital guidelines.

         The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.


                                                       DECEMBER 31,                                          MINIMUM
                             ---------------------------------------------------------------------------     REGULATORY
(DOLLARS IN THOUSANDS)           1996            1997           1998            1999             2000        REQUIREMENT
----------------------       -----------     -----------     -----------     -----------     -----------     -----------

CAPITAL COMPONENTS
Tier 1 capital..........     $ 2,395,580     $ 2,587,071     $ 2,965,865     $ 3,308,912     $ 3,471,289
Tier 2 capital..........         551,074         601,102         604,938         616,772         620,102
                             -----------     -----------     -----------     -----------     -----------
Total risk-based capital     $ 2,946,654     $ 3,188,173     $ 3,570,803     $ 3,925,684     $ 4,091,391
                             ===========     ===========     ===========     ===========     ===========
                             $26,390,288     $28,862,340     $30,753,030     $33,288,167     $33,900,404
Risk-weighted assets....     ===========     ===========     ===========     ===========     ===========
                             $28,496,355     $30,334,507     $31,627,022     $32,765,347     $34,075,813
Quarterly average assets     ===========     ===========     ===========     ===========     ===========

CAPITAL RATIOS
Total risk-based capital          11.17%           11.05%          11.61%          11.79%          12.07%           8.0%
Tier 1 risk-based capital           9.08            8.96            9.64            9.94           10.24            4.0
Leverage ratio(1).......            8.41            8.53            9.38           10.10           10.19            4.0

-----------

(1) Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).



         We and Union Bank of California, N.A. are subject to various regula-tions of the federal banking agencies, including minimum capital requirements. We and Union Bank of California, N.A. are required to maintain minimum ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the leverage ratio).

         Compared with December 31, 1999, our Tier 1 risk-based capital ratio at December 31, 2000 increased 30 basis points to 10.24 percent, our total risk-based capital ratio increased 28 basis points to 12.07 percent, and our leverage ratio increased 9 basis points to 10.19 percent. The increase in our capital ratios was primarily attributable to retained earnings growing faster than both risk-weighted assets and average assets.

         As of December 31,  2000,  management  believes  the capital  ratios of
Union  Bank  of  California,   N.A.  met  all  regulatory   requirements   of  a
"well-capitalized" institution.

COMPARISON OF FINANCIAL RESULTS OF 1998 TO 1999

         Reported net income was $466.5 million, or $2.65 per diluted common share in 1998, compared with $441.7 million, or $2.64 per diluted common share in 1999. Excluding the effects of the $85 million restructuring charge ($55.2 million net of tax), which was recorded in the third quarter of 1999, and the effects of the $29.3 million in reduced California Franchise Tax liabilities (related to tax year 1997), recorded in 1998, pro forma net earnings were $437.2 million, or $2.49 per diluted common share in 1998, compared to $496.9 million, or 2.97 per diluted common share in 1999. This increase in pro forma diluted earnings per share of 19 percent in 1999 was due to a $96.4 million, or 7 percent, increase in net interest income, and a $53.2 million, or 10 percent, increase in noninterest income, offset by an increase of $20.0 million, or 44 percent in the provision for credit losses, and a $61.8 million, or 5 percent, increase in noninterest expense. Other highlights in 1999 include:

     o Net interest income, on a taxable-equivalent basis, was $1.4 billion in 1999, an increase of $96.4 million, or 7 percent from 1998. Net interest margin for 1999 was 4.89 percent, or 8 basis points higher than 1998.

     o The provision for credit losses was $65.0 million in 1999, compared with $45.0 million in 1998.

     o Noninterest income was $586.8 million in 1999, an increase of $53.2 million, or 10 percent from 1998. Excluding a $17.1 million pre-tax gain ($10.3 million after tax) from the sale of our

         $253 million credit card portfolio in April 1998, noninterest income increased $70.3 million, or 14 percent in 1999.

     o Noninterest expense, excluding the restructuring charge, was $1.2 billion in 1999, an increase of $61.8 million, or 5 percent over 1998.

     o Our pro forma effective tax rate in 1998 was 35 percent (excluding the effects of the California Franchise Tax liability reduction detailed on F-3), compared with 33 percent in 1999.

     o Reported return on average assets in 1999 was 1.37 percent, while reported return on average common equity for the same period was 15.03 percent. Our pro forma return on average assets in 1999 increased to 1.55 percent, compared to 1.43 percent in 1998. Our pro forma return on average common equity in 1999 increased to 16.83 percent, compared to 15.36 percent in 1998.

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

         The management of market risk is governed by policies reviewed and approved annually by our Board of Directors (Board). The Board assigns responsibility for market risk management to the Asset & Liability Management Committee (ALCO), which is composed of bank senior executives and reports quarterly to the Finance and Capital Committee of the Board on activities related to the management of market risk. As part of the management of our market risk, ALCO may direct changes in the mix of assets and liabilities and the use of derivative instruments such as interest rate swaps, caps and floors. ALCO also reviews and approves market risk-management programs and market risk limits. The ALCO Chairman is responsible for the company-wide management of market risk. The Treasurer is responsible for implementing funding, investment, and hedging strategies designed to manage this risk. On a day-to-day basis, the oversight of market risk management takes place at a centralized level within the Risk Monitoring Unit (RMU). The RMU is responsible for measuring risks to ensure compliance with all market risk limits and guidelines incorporated within the policies and procedures established by ALCO. The RMU reports quarterly to ALCO on the effectiveness of our hedging activities, on trading risk exposures, and on compliance with policy limits. In addition, periodic reviews by internal audit, regulators and independent accountants provide further evaluation of controls over the risk management process.

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

         To quantify the impact of changing interest rates on net interest income (NII) we use a simulation model. A frequency distribution of simulated 12-month NII outcomes based on rate scenarios produced through a Monte Carlo rate generation process is prepared monthly to statistically determine the mean NII. The amount of Earnings at Risk (EaR), defined as the potential negative change in NII, is measured at a 97.5 percent confidence level and is managed within the limit established in the Board's ALM Policy at 5 percent of mean NII. The following table summarizes our EaR and EaR as a percentage of NII.

                                                  DECEMBER 31,
                                               -----------------
     (DOLLARS IN MILLIONS)                      1999        2000
     ---------------------                      ----        ----

     EaR...................................... $53.9       $30.9
     EaR as a percentage of mean NII..........  3.69%       2.02%

         During the latter part of 2000, our EaR decreased significantly from the previous year as we reduced our asset sensitivity to protect interest income from the likelihood of falling rates in the year ahead. With an asset-sensitive balance sheet, EaR measures the potential risk to earnings during a falling rate environment.

         An additional limit established by the Board's ALM Policy is that under single interest rate shock scenarios, up or down 200 basis points, the difference between the lower simulated NII and the mean NII must be no more than 8 percent of the mean NII. The following table sets forth the change in simulated NII for both an upward and downward shock scenario of 200 basis points.

                                                 DECEMBER 31,
                                            -------------------
     (DOLLARS IN MILLIONS)                    1999        2000
     ---------------------                    ----        ----

     +200 basis points....................   $ 48.6      $ 49.6
     as a percentage of mean NII..........     3.33%       3.25%
     -200 basis points....................   $(81.2)     $(50.3)
     as a percentage of mean NII..........     5.57%       3.30%

         During 2000, simulated mean NII increased modestly from the previous year, roughly in line with the $1.4 billion increase in average earning assets.

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

                                                  DECEMBER 31,
                            ----------------------------------------------------
                                       1999                        2000
                            ------------------------     -----------------------
                            AVERAGE    HIGH      LOW     AVERAGE    HIGH     LOW
(DOLLARS IN THOUSANDS)          VAR     VAR      VAR         VAR     VAR     VAR
----------------------      -------    ----      ---     -------    ----     ---

Foreign exchange............   $260    $730      $78        $355    $850    $109
Securities..................    249     741       62         156     280      63

         The VaRs for foreign exchange trading increased during 2000 due to higher volumes of foreign exchange activities as well as higher approved trading limits. While the VaRs are significantly greater than the previous year, they are well within the limits established by our trading policy. The VaRs for securities trading declined significantly during 2000, reflecting the full effect of the decision made in 1999 to exit the municipal underwriting and certain other capital markets businesses, combined with generally lower balances in trading inventories during much of 2000.

         Our interest rate derivative contracts include $4.6 billion of derivative contracts entered into as an accommodation for customers. We act as an intermediary and match these contracts at a profit with contracts with The Bank of Tokyo-Mitsubishi, Ltd. or other dealers, thus neutralizing the related market risk. We maintain responsibility for the credit risk associated with these contracts.

LIQUIDITY RISK

         Liquidity risk represents the potential for loss as a result of limitations on our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The ALM Policy approved by the Board requires quarterly reviews of our liquidity by ALCO. Our liquidity management draws upon the strengths of our extensive retail and commercial market business franchise, coupled with the ability to obtain funds for various terms in a variety of domestic and international money markets. Liquidity is managed through the funding and investment functions of the Global Markets Group.

         Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common shareholders' equity, funded 66 percent of average total assets of $33.7 billion for the year ended December 31, 2000. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper and other borrowings.

         Liquidity may also be provided by the sale or maturity of assets. Such assets include interest bearing deposits in banks, federal funds sold and securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $0.6 billion during 2000. Additional liquidity may be provided by investment securities available for sale that amounted to $4.1 billion at December 31,

2000, and by loan maturities. At December 31, 2000, $8.0 billion of loans were scheduled to mature within one year.

CERTAIN BUSINESS RISK FACTORS
-----------------------------


 ADVERSE CALIFORNIA ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS

         A substantial majority of our assets and deposits are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In the early 1990's, the California economy experienced an economic recession that resulted in increases in the level of delinquencies and losses for us and many of the state's other financial institutions. If California were to experience another recession, we expect that our level of problem assets would increase accordingly.

 ADVERSE ECONOMIC FACTORS AFFECTING CERTAIN INDUSTRIES COULD ADVERSELY AFFECT OUR BUSINESS

         We are also subject to certain industry-specific economic factors. For example, a portion of our total loan portfolio is related to real estate obligations, and a portion of our recent growth has been fueled by the general real estate recovery in California. Accordingly, a downturn in the real estate industry in California could have an adverse effect on our operations. Similarly, a portion of our total loan portfolio is to borrowers in the agricultural industry. Adverse weather conditions, combined with low commodity prices, may adversely affect the agricultural industry and, consequently, may impact our business negatively. In addition, auto leases comprise a portion of our total loan portfolio. Continued deterioration in the used car market may result in additional losses on the valuation of auto lease residuals beyond those reported for 2000. Further, portions of our total loan portfolio are to borrowers in the industries referred to in "Allowance for Credit Losses", above, which could be adversely affected by the factors referred to in that section.

 RISKS ASSOCIATED WITH THE CALIFORNIA ENERGY CRISIS

         Due to problems associated with the deregulation of the electrical power industry in California, two California utilities have publicly announced that their financial situation is grave and that bankruptcy proceedings are a possibility unless remedial measures are adopted by the California legislature. The utilities have also announced that they have already defaulted on certain payment obligations. As a lender to the utility industry we face the risk that the industry will sustain increased defaults on payments or bankruptcy filings.

         In addition, customers of the utilities have been faced with increased gas and electric prices, power shortages and, in some cases, rolling blackouts. The long-term impact of the energy crisis in California on our markets and our business cannot be predicted but could result in an economic slow-down. This could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and, as a result, on our financial condition, results of operations and the market value of our common stock.

 FLUCTUATIONS IN INTEREST RATES COULD ADVERSELY AFFECT OUR BUSINESS

         Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow. Conversely, a decrease in interest rates could result in an acceleration in the prepayment of loans. An increase in market interest rate could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs, which could adversely affect our business.

 FLUCTUATIONS IN INTEREST RATES COULD ADVERSELY AFFECT OUR MARGIN SPREAD

         Changes in market interest rates, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact our margin spread, that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest bearing liabilities, such as deposits. The impact, particularly in a falling interest rate environment, could result in an increase in our interest expense relative to interest income.

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

 THE BANK OF TOKYO-MITSUBISHI, LTD.'S FINANCIAL CONDITION COULD ADVERSELY AFFECT OUR OPERATIONS

         Although we fund our operations independently of The Bank of Tokyo-Mitsubishi, Ltd. and believe our business is not necessarily closely related to The Bank of Tokyo-Mitsubishi, Ltd.'s business or outlook, The Bank of Tokyo-Mitsubishi, Ltd.'s credit ratings may affect our credit ratings. Deterioration in The Bank of Tokyo-Mitsubishi, Ltd.'s credit ratings or financial condition could result in an increase in our borrowing costs and could impair our access to the public and private capital markets. The Bank of Tokyo-Mitsubishi, Ltd. is also subject to regulatory oversight and review. Our business operations and expansion plans could be negatively affected by regulatory concerns related to the Japanese financial system and The Bank of Tokyo-Mitsubishi, Ltd.

 POTENTIAL CONFLICTS OF INTEREST WITH THE BANK OF TOKYO-MITSUBISHI, LTD. COULD ADVERSELY AFFECT US

         As part of The Bank of Tokyo-Mitsubishi, Ltd.'s normal risk management processes, The Bank of Tokyo-Mitsubishi, Ltd. manages global credit exposures and concentrations on an aggregate basis, including us. Therefore, at certain levels, our ability to approve certain credits and categories of customers is subject to concurrence by The Bank of Tokyo-Mitsubishi, Ltd. We may wish to extend credit to the same customer as The Bank of Tokyo-Mitsubishi, Ltd. Our ability to do so may be limited for various reasons, including The Bank of Tokyo-Mitsubishi, Ltd's aggregate credit exposure and marketing policies.
Certain directors' and officers' ownership interests in The Bank of Tokyo-Mitsubishi, Ltd.'s common stock or service as a director or officer or other employee of both us and The Bank of Tokyo-Mitsubishi, Ltd. could create or appear to create potential conflicts of interest, especially since both of us compete in the United States banking industry.

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

 ADVERSE EFFECTS OF BANKING REGULATIONS OR CHANGES IN BANKING REGULATIONS COULD ADVERSELY AFFECT US

         We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by any future changes in laws, regulations, policies or interpretations. Additionally, our international activities may be subject to the laws and regulations of the jurisdiction where business is being conducted. International laws, regulations and policies affecting us and our subsidiaries may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to The Bank of Tokyo-Mitsubishi, Ltd.'s controlling ownership of us, laws, regulations and policies adopted or enforced by the Government of Japan may adversely affect our activities and investments and those of our subsidiaries in the future. Under long- standing policy of the Board of Governors of the Federal Reserve System, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so.

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

 STRATEGIES

         In connection with our strategic plan established in 2000, we have developed long-term financial performance goals (described on page F-12), which we expect to result from successful implementation of our operating strategies. We cannot assure you that we will be successful in achieving these long-term goals or that our operating strategies will be successful. Achieving success in these areas is dependent on a number of factors, many of which are beyond our direct control. Factors that may adversely affect our ability to attain our long-term financial performance goals include:

     o   deterioration of our asset quality,

     o   our inability to control noninterest expenses,

     o   our inability to increase noninterest income,

     o   our inability to decrease reliance on asset revenues,

     o   our ability to sustain loan growth,

     o regulatory and other impediments associated with making acquisitions,

     o deterioration in general economic conditions, especially in our core markets,

     o   decreases in net interest margins,

     o   increases in competition,

     o   adverse regulatory or legislative developments, and

     o unexpected increases in costs related to potential acquisitions.

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

 WE MIGHT BE UNABLE TO RECRUIT OR RETAIN NECESSARY PERSONNEL, WHICH COULD SLOW THE DEVELOPMENT OF OUR BUSINESS.

         Our performance is substantially dependent on the performance of our key managerial, marketing and technical personnel. We are dependent both on our ability to retain and motivate our key personnel and to attract new personnel. However, the labor markets in California are tight and we cannot be sure that we will be able to attract, motivate and retain such personnel. Competition for qualified personnel in California is intense both within our industry and other industry sectors, including high technology. Competitors and others, including high technology companies, have in the past and may in the future attempt to recruit our employees. Inability to attract, retain and motivate the personnel necessary to support the growth of our business could have a material adverse effect upon our business, results of operations, and financial condition.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                             PAGE
                                                                                                             ----

Consolidated Statements of Income for the Years Ended December 31, 1998, 1999, and 2000................      F-46
Consolidated Balance Sheets as of December 31, 1999 and 2000...........................................      F-47
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31,
  1998, 1999, and 2000.................................................................................      F-48
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999, and 2000............      F-49
Notes to Consolidated Financial Statements.............................................................      F-50
Management Statement...................................................................................      F-91
Independent Auditors' Report...........................................................................      F-92



                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                      ------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                             1998            1999            2000
---------------------------------------------------------------------------------     ----------      ----------      ----------
INTEREST INCOME
Loans............................................................................     $1,826,096      $1,931,146      $2,242,182
Securities.......................................................................        200,337         211,192         226,194
Interest bearing deposits in banks...............................................         17,080          12,174           9,126
Federal funds sold and securities purchased under resale agreements..............         16,056           8,108           8,160
Trading account assets...........................................................         25,610          12,150          15,418
                                                                                      ----------      ----------      ----------
   Total interest income.........................................................      2,085,179       2,174,770       2,501,080
                                                                                      ----------      ----------      ----------
INTEREST EXPENSE
Domestic deposits................................................................        468,907         456,895         557,408
Foreign deposits.................................................................         86,221          73,829         107,183
Federal funds purchased and securities sold under repurchase agreements..........         84,440          72,083          96,606
Commercial paper.................................................................         88,358          77,041          94,905
Subordinated capital notes.......................................................         20,347          17,100          17,617
UnionBanCal Corporation-obligated mandatorily redeemable preferred securities of
   subsidiary grantor trust......................................................             --          24,569          26,212
Other borrowed funds.............................................................         18,683          37,420          16,709
                                                                                      ----------      ----------      ----------
   Total interest expense........................................................        766,956         758,937         916,640
                                                                                      ----------      ----------      ----------
NET INTEREST INCOME..............................................................      1,318,223       1,415,833       1,584,440
Provision for credit losses......................................................         45,000          65,000         440,000
                                                                                      ----------      ----------      ----------
   Net interest income after provision for credit losses.........................      1,273,223       1,350,833       1,144,440
                                                                                      ----------      ----------      ----------
NONINTEREST INCOME
Service charges on deposit accounts..............................................        138,847         172,700         210,257
Trust and investment management fees.............................................        121,226         140,878         154,387
Merchant transaction processing fees.............................................         56,929          68,037          73,521
International commissions and fees...............................................         72,036          70,801          71,189
Merchant banking fees............................................................         31,402          38,036          48,985
Brokerage commissions and fees...................................................         19,085          27,038          35,755
Securities gains, net............................................................          5,686           7,941           8,784
Other............................................................................         88,320          61,328          44,302
                                                                                      ----------      ----------      ----------
   Total noninterest income......................................................        533,531         586,759         647,180
                                                                                      ----------      ----------      ----------
NONINTEREST EXPENSE
Salaries and employee benefits...................................................        617,564         661,344         600,462
Net occupancy....................................................................         90,917          90,162          92,567
Equipment........................................................................         56,252          67,095          63,290
Merchant transaction processing..................................................         43,926          49,435          49,609
Communications...................................................................         41,710          43,179          43,744
Professional services............................................................         36,748          38,399          42,042
Data processing..................................................................         28,091          31,811          34,803
Foreclosed asset income..........................................................        (2,821)         (1,344)            (80)
Restructuring charge (credit)....................................................             --          85,000        (19,000)
Other............................................................................        222,831         216,892         222,748
                                                                                      ----------      ----------      ----------
   Total noninterest expense.....................................................      1,135,218       1,281,973       1,130,185
                                                                                      ----------      ----------      ----------
Income before income taxes.......................................................        671,536         655,619         661,435
Income tax expense...............................................................        205,075         213,888         221,535
                                                                                      ----------      ----------      ----------
NET INCOME.......................................................................     $  466,461      $  441,731      $  439,900
                                                                                      ==========      ==========      ==========

NET INCOME PER COMMON SHARE--BASIC................................................    $     2.66      $     2.65      $     2.72
                                                                                      ==========      ==========      ==========

NET INCOME PER COMMON SHARE--DILUTED..............................................    $     2.65      $     2.64      $     2.72
                                                                                      ==========      ==========      ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC.................................       175,127         166,382         161,605
                                                                                      ==========      ==========      ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED...............................       175,737         167,149         161,989
                                                                                      ==========      ==========      ==========

See accompanying notes to consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                                             DECEMBER 31,
                                                                                                     -----------------------------
(DOLLARS IN THOUSANDS)                                                                                   1999              2000
-----------------------------------------------------------------------------------------------      -----------       -----------
ASSETS
Cash and due from banks........................................................................      $ 2,141,964       $ 2,957,103
Interest bearing deposits in banks.............................................................          182,719            73,936
Federal funds sold and securities purchased under resale agreements............................          833,450           291,940
                                                                                                     -----------       -----------
      Total cash and cash equivalents..........................................................        3,158,133         3,322,979
Trading account assets.........................................................................          179,935           339,695
Securities available for sale:
   Securities pledged as collateral............................................................               --           593,686
   Held in portfolio...........................................................................        3,210,099         3,533,984
Securities held to maturity (fair value: 1999, $45,376; 2000, $23,302).........................           46,526            23,529
Loans (net of allowance for credit losses: 1999, $470,378; 2000, $613,902).....................       25,442,580        25,396,496
Due from customers on acceptances..............................................................          259,340           268,116
Premises and equipment, net....................................................................          425,021           474,279
Other assets...................................................................................          963,142         1,209,711
                                                                                                     -----------       -----------
      Total assets.............................................................................      $33,684,776       $35,162,475
                                                                                                     ===========       ===========


LIABILITIES
Domestic deposits:
   Noninterest bearing.........................................................................      $ 9,395,925       $10,916,710
   Interest bearing............................................................................       14,274,310        13,986,774
Foreign deposits:
   Noninterest bearing.........................................................................          325,415           323,783
   Interest bearing............................................................................        2,260,957         2,055,916
                                                                                                     -----------       -----------
      Total deposits...........................................................................       26,256,607        27,283,183
Federal funds purchased and securities sold under repurchase agreements........................        1,156,799         1,387,667
Commercial paper...............................................................................        1,108,258         1,385,771
Other borrowed funds...........................................................................          540,496           249,469
Acceptances outstanding........................................................................          259,340           268,116
Other liabilities..............................................................................          727,808           826,704
Subordinated capital notes.....................................................................          298,000           200,000
UnionBanCal Corporation-obligated mandatorily redeemable preferred securities of subsidiary
   grantor trust...............................................................................          350,000           350,000
                                                                                                     -----------       -----------
      Total liabilities........................................................................       30,697,308        31,950,910
                                                                                                     -----------       -----------
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock:
   Authorized 5,000,000 shares, no shares issued or outstanding at December 31, 1999 or 2000...               --                --
Common stock--no stated value:
   Authorized 300,000,000 shares, issued 164,282,622 shares in 1999 and 159,234,454 shares in
      2000.....................................................................................        1,404,155         1,275,587
Retained earnings..............................................................................        1,625,263         1,906,093
Accumulated other comprehensive income (loss)..................................................         (41,950)            29,885
                                                                                                     -----------       -----------
      Total shareholders' equity...............................................................        2,987,468         3,211,565
                                                                                                     -----------       -----------
      Total liabilities and shareholders' equity...............................................      $33,684,776       $35,162,475
                                                                                                     ===========       ===========

See accompanying notes to consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                           YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------------------
                                                       1998                          1999                          2000
                                               -----------------------       -----------------------       ------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE
 DATA)
------------------------------------------
COMMON STOCK
Balance, beginning of year................     $1,714,209                    $1,725,619                    $1,404,155
Dividend reinvestment plan................             28                            50                            52
Deferred compensation--restricted stock
   awards.................................          5,744                          (221)                          238
Stock options exercised...................          5,638                         7,369                         1,784
Common stock repurchased..................             --                      (328,662)                     (130,642)
                                               ----------                    ----------                    ----------
   Balance, end of year...................     $1,725,619                    $1,404,155                    $1,275,587
                                               ----------                    ----------                    ----------
RETAINED EARNINGS
Balance, beginning of year................     $  957,662                    $1,314,915                    $1,625,263
Net income................................        466,461     $466,461          441,731     $441,731          439,900     $439,900
Dividends on common stock(1)..............       (106,932)                     (134,992)                     (161,227)
Deferred compensation--restricted stock
   awards.................................         (2,276)                        3,609                         2,157
                                               ----------                    ----------                    ----------
   Balance, end of year...................     $1,314,915                    $1,625,263                    $1,906,093
                                               ----------                    ----------                    ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
   (LOSS)
Balance, beginning of year................     $    7,428                    $   17,710                    $  (41,950)
Unrealized holding gains (losses) arising
   during the year on securities available
   for sale, net of tax expense (benefit)
   of $6,672 in 1998, $(35,155) in 1999,
   and $49,462 in 2000....................                      12,734                       (56,753)                       79,851
Less: reclassification adjustment for
      gains on securities available for
      sale included in net-income, net of
      tax expense of $2,175 in 1998,
      $3,307 in 1999, and $3,360 in 2000..                      (3,511)                       (4,904)                       (5,424)
                                                              --------                      --------                      --------
Net unrealized gains (losses) on
   securities available for sale..........                       9,223                       (61,657)                       74,427
Foreign currency translation adjustment,
   net of tax expense (benefit) of
   $1,739 in 1998, $581 in 1999, and
   $(1,535) in 2000.......................                       2,807                           938                        (2,478)
Minimum pension liability adjustment, net
   of tax expense (benefit) of $(1,083)
   in 1998, $427 in 1999, and $(71) in
   2000...................................                      (1,748)                        1,059                          (114)
                                                              --------                      --------                      --------
Other comprehensive income (loss).........         10,282       10,282          (59,660)     (59,660)          71,835       71,835
                                               ----------     --------       ----------     --------       ----------     --------
Total comprehensive income................                    $476,743                      $382,071                      $511,735
                                                              ========                      ========                      ========
   Balance, end of year...................     $   17,710                    $  (41,950)                   $   29,885
                                               ----------                    ----------                    ----------
      TOTAL SHAREHOLDERS' EQUITY..........     $3,058,244                    $2,987,468                    $3,211,565
                                               ==========                    ==========                    ==========
-----------

(1)  Dividends per share were $0.61 in 1998, $0.82 in 1999, and $1.00 in 2000.

See accompanying notes to consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                            YEARS ENDED DECEMBER 31,
                                                                                -------------------------------------------------
(DOLLARS IN THOUSANDS)                                                              1998               1999               2000
-------------------------------------------------------------------------       -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income............................................................       $   466,461        $   441,731        $   439,900
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for credit losses........................................            45,000             65,000            440,000
      Depreciation, amortization and accretion...........................            67,640             79,795             72,710
      Provision (benefit) for deferred income taxes......................            28,097            (10,529)            13,709
      Gain on sales of securities available for sale, net................           (5,686)             (7,941)            (8,784)
      Utilization (in excess of) less than restructuring charge/credit...                --             69,359            (53,286)
      Net (increase) decrease in trading account assets..................           126,595             87,783           (159,760)
      Other, net.........................................................          (129,646)          (292,064)          (144,373)
                                                                                -----------        -----------        -----------
        Total adjustments................................................           132,000             (8,597)           160,216
                                                                                -----------        -----------        -----------
   Net cash provided by operating activities.............................           598,461            433,134            600,116
                                                                                -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale..................           418,477            209,920            422,881
   Proceeds from matured and called securities available for sale........           259,465            827,595            847,158
   Purchases of securities available for sale............................        (1,528,281)          (697,023)        (2,056,594)
   Proceeds from matured and called securities held to maturity..........            28,540            114,168             23,003
   Purchases of premises and equipment...................................           (82,880)           (72,020)          (163,716)
   Net increase in loans.................................................        (1,625,149)        (1,711,391)          (391,672)
   Other, net............................................................            12,466             (1,893)             5,433
                                                                                -----------        -----------        -----------
   Net cash used by investing activities.................................        (2,517,362)        (1,330,644)        (1,313,507)
                                                                                -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits..............................................         1,211,505          1,748,728          1,026,576
   Net increase (decrease) in federal funds purchased and securities sold
      under repurchase agreements........................................           (28,140)           (150,945)           230,868
   Net increase (decrease) in commercial paper and other borrowed funds..           333,325           (127,156)            34,441
   Common stock repurchased..............................................                --           (328,662)          (130,642)
   Maturity and redemption of subordinated debt..........................           (50,000)                --            (98,000)
   Proceeds from issuance of trust preferred securities..................                --            350,000                 --
   Payments of cash dividends............................................           (98,160)          (127,119)          (162,575)
   Other, net............................................................             8,473             (3,677)              (642)
                                                                                -----------        -----------        -----------
   Net cash provided by financing activities.............................         1,377,003          1,361,169            900,026
                                                                                -----------        -----------        -----------
Net increase (decrease) in cash and cash equivalents.....................          (541,898)           463,659            186,635
Cash and cash equivalents at beginning of year...........................         3,199,455          2,678,478          3,158,133
Effect of exchange rate changes on cash and cash equivalents.............            20,921             15,996            (21,789)
                                                                                -----------        -----------        -----------
Cash and cash equivalents at end of year.................................       $ 2,678,478        $ 3,158,133        $ 3,322,979
                                                                                ===========        ===========        ===========
CASH PAID DURING THE YEAR FOR:
   Interest..............................................................       $   784,023        $   702,880        $   883,706
   Income taxes..........................................................           234,895            145,279            260,117
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Loans transferred to foreclosed assets (OREO) and/or distressed loans
      held for sale......................................................       $    17,260        $     6,979        $     9,924
   Dividends declared but unpaid.........................................            33,300             41,172             39,824
   Debt assumed in purchase of building..................................                --                 --             47,955

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999 AND 2000


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

         INTRODUCTION

         UnionBanCal Corporation is a commercial bank holding company (the Company) and has, as its major subsidiary, a banking subsidiary, Union Bank of California, N.A. (the Bank). The Company provides a wide range of financial services to consumers, small businesses, middle market companies and major corporations, primarily in California, Oregon, and Washington, but also nationally and internationally.

         On March 3, 1999, the Company completed a secondary offering of 28.75 million shares of its Common Stock owned by The Bank of Tokyo-Mitsubishi, Ltd.
(BTM). The Company received no proceeds from this transaction. Concurrent with the secondary offering, the Company repurchased 8.6 million shares of its outstanding Common Stock from BTM and 2.1 million shares owned by Meiji Life Insurance Company with $311 million of the net proceeds from the issuance of $350 million of 7 3/8 percent trust preferred securities that occurred on February 19, 1999. After the secondary offering and the repurchase referred to previously, BTM owned 64 percent of the Company, or 105.6 million shares, compared with 82 percent prior to these transactions.

         The Company completed the repurchase of $100 million in common stock between December 1999 and July 2000, under a stock repurchase plan authorized in November 1999. In July 2000, the Company announced an additional $100 million stock repurchase plan. The amount purchased under the new plan as of December 31, 2000 was $51.9 million. At December 31, 2000, BTM owned 66 percent of the Company.

         BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US
GAAP) and general practice within the banking industry. Those policies that materially affect the determination of financial position, results of operations, and cash flows are summarized below.

         The Consolidated Financial Statements include the accounts of the Company. All material intercompany transactions and balances have been eliminated. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts for prior periods have been reclassified to conform with current financial statement presentation.

         CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest bearing deposits in banks, and federal funds sold and securities purchased under resale agreements, substantially all of which have maturities less than 90 days.

         TRADING ACCOUNT ASSETS

         Trading account assets are those financial instruments that management acquires with the intent to hold for short periods of time in order to take advantage of anticipated changes in market values. Substantially all of these assets are securities with a high degree of liquidity and a readily determinable market value. Interest earned, paid, or accrued on trading account assets is included in interest income

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999 AND 2000


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

using a method that generally produces a level yield. Realized gains and losses from the close out of trading account positions and unrealized market value adjustments are recognized in noninterest income. The reserve for derivative and foreign exchange contracts is presented as an offset to trading account assets. Changes in the reserve as a result of changes in the positive replacement cost of those contracts are provided as an offset to trading gains and losses in noninterest income.

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

         Securities available for sale that are pledged under an agreement to repurchase and which may be sold or repledged under that agreement have been separately identified as pledged as collateral.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999 AND 2000


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

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

         Loans are considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan, the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. Additionally, some impaired loans with commitments of less than $1 million are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement. Excluded from the impairment analysis are large groups of smaller balance homogeneous loans such as consumer and residential mortgage loans, and automobile leases.

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

         The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. The Company derives the loss factors for problem graded loans from a loss migration model, for pass graded loans by using historical average net charge-offs during a business cycle, and for

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999 AND 2000


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

pooled loans by using expected net charge-offs for one year. Pooled loans are homogeneous in nature and include consumer and residential mortgage loans, and automobile leases.

         Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

         The unallocated allowance is composed of attribution factors, which are based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, bank regulatory examination results and findings of the Company's internal credit examiners.

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

         Long-lived assets that are held or that are to be disposed of and certain intangibles are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment is calculated as the difference between the expected future cash flows of a long-lived asset, if lower, and its carrying value. The impairment loss is reflected in noninterest expense.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999 AND 2000


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)


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

         Distressed loans held for sale are included in other assets in the consolidated financial statements and are those loans that the Company has identified as available for accelerated disposition. These are loans that would otherwise be included in nonaccrual loans. Distressed loans are recorded at the lower of the loan's unpaid principal balance or their fair value. Any write-down at the date of transfer is charged to the allowance for credit losses. Distressed loans values, recorded in other assets, are reviewed on a quarterly basis and any decline in value is recognized in other noninterest income during the period in which the decline occurs.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999 AND 2000


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

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

         STOCK-BASED COMPENSATION

         As allowed under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has chosen to continue to recognize compensation expense using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under the intrinsic value-based method,

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999 AND 2000


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

compensation cost is measured as the amount by which the quoted market price of the Company's stock at the date of grant exceeds the stock option exercise price (also see Note 14).

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

         RESALE AND REPURCHASE AGREEMENTS

         Transactions involving purchases of securities under agreements to resell (reverse repurchase agreements or reverse repos) or sales of securities under agreements to repurchase (repurchase agreements or repos) are accounted for as collateralized financings except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price. The Company's policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999 AND 2000


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings. In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", to defer for one year the effective date of implementation of SFAS No. 133. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activity. The Company's hedging strategies are primarily related to hedges of cash flows from variable rate loans. On January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138. The cumulative effect of the change in accounting principle on net income, net of tax, was $4 million. The cumulative effect of the change in accounting principle on accumulated other comprehensive income, net of tax, was $22 million.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. The Statement revises the standards for accounting for the securitization and other transfers of financial assets and collateral, and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. SFAS No.140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes that adopting these components of SFAS No. 140 will not have a material impact on the Company's financial position or results of operations. SFAS No. 140 must be applied prospectively. For recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral, this Statement was adopted as of December 31, 2000 and did not have a material impact on the Company's financial position.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999 AND 2000


NOTE 2--SECURITIES

         The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.


SECURITIES AVAILABLE FOR SALE

                                                                         DECEMBER 31,
                              -----------------------------------------------------------------------------------------------------
                                                 1999                                                  2000
                              -------------------------------------------------   -------------------------------------------------
                                             GROSS        GROSS                                  GROSS         GROSS
                              AMORTIZED   UNREALIZED   UNREALIZED       FAIR      AMORTIZED   UNREALIZED    UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)           COST        GAINS       LOSSES         VALUE       COST         GAINS        LOSSES        VALUE
---------------------------   ----------  ----------   ----------    ----------   ----------  ----------    ----------   ----------
U.S. Treasury..............   $  450,238    $ 1,302      $   912     $  450,628   $  433,703    $ 6,394       $   --     $  440,097
Other U.S. government......      974,211        294       13,621        960,884    1,233,908     40,441          594      1,273,755
Mortgage-backed securities.    1,665,317         62       49,094      1,616,285    2,138,101     19,447        6,516      2,151,032
State and municipal........       55,496      7,786           --         63,282       52,881      8,908           --         61,789
Corporate debt securities..       50,058         --           26         50,032       99,003         10          290         98,723
Equity securities..........       50,888      1,403           --         52,291       95,685        268          306         95,647
Foreign securities.........       16,597        104            4         16,697        6,570         69           12          6,627
                              ----------    -------      -------     ----------   ----------    -------       ------     ----------
   Total securities
      available for sale...   $3,262,805    $10,951      $63,657     $3,210,099   $4,059,851    $75,537       $7,718     $4,127,670
                              ==========    =======      =======     ==========   ==========    =======       ======     ==========




SECURITIES HELD TO MATURITY

                                                                         DECEMBER 31,
                              -----------------------------------------------------------------------------------------------------
                                                 1999                                                  2000
                              -------------------------------------------------   -------------------------------------------------
                                             GROSS        GROSS                                  GROSS         GROSS
                              AMORTIZED   UNREALIZED   UNREALIZED       FAIR      AMORTIZED   UNREALIZED    UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)           COST        GAINS       LOSSES         VALUE       COST         GAINS        LOSSES        VALUE
----------------------------- ----------  ----------   ----------    ----------   ----------  ----------    ----------   ----------
Other U.S. government........ $   19,996    $    35      $    --     $   20,031   $       --    $    --       $   --     $      --
Mortgage-backed securities...     11,302        577            3         11,876        8,521        437            1         8,957
State and municipal..........     15,228         --        1,759         13,469       15,008         --          663        14,345
                              ----------    -------      -------     ----------   ----------    -------       ------     ---------
      Total securities held
        to maturity.......... $   46,526    $   612      $ 1,762     $   45,376   $   23,529    $   437       $  664     $  23,302
                              ==========    =======      =======     ==========   ==========    =======       ======     =========

         The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

         On January 1, 2001, as permitted by SFAS No. 133, the Company reclassified all of its securities held to maturity to securities available for sale.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999 AND 2000


NOTE 2--SECURITIES (CONTINUED)


MATURITY SCHEDULE OF SECURITIES

                                                                        SECURITIES                    SECURITIES
                                                                   AVAILABLE FOR SALE(1)           HELD TO MATURITY(1)
                                                                 --------------------------       --------------------
                                                                    DECEMBER 31, 2000              DECEMBER 31, 2000
                                                                 --------------------------       --------------------
                                                                  AMORTIZED        FAIR           AMORTIZED     FAIR
(DOLLARS IN THOUSANDS)                                              COST           VALUE            COST        VALUE
---------------------------------------------------------         ---------      ----------        -------     -------
Due in one year or less..................................        $  318,072      $  318,972        $   185     $   187
Due after one year through five years....................         2,153,182       2,198,276          1,524       1,503
Due after five years through ten years...................           340,653         346,407         10,798      11,165
Due after ten years......................................         1,152,040       1,168,368         11,022      10,447
Equity securities........................................            95,685          95,647             --          --
                                                                 ----------      ----------        -------     -------
   Total securities......................................        $4,059,851      $4,127,670        $23,529     $23,302
                                                                 ==========      ==========        =======     =======
-----------

(1) The remaining contractual maturities of mortgage-backed securities are classified without regard to prepayments. The contractual maturity of these securities is not a reliable indicator of their expected life since borrowers have the right to repay their obligations at any time.

         During the years ended 1998, 1999 and 2000, there were no sales or transfers from the securities held to maturity portfolio.

         In 1998, proceeds from sales of securities available for sale were $418 million with gross realized gains of $6 million and no gross realized losses. In 1999, proceeds from sales of securities available for sale were $210 million with gross realized gains of $8 million and no gross realized losses. In 2000, proceeds from sales of securities available for sale were $423 million with gross realized gains of $27 million and $18 million of gross realized losses.

         COLLATERAL

         The Company reports securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. These securities have been separately identified. If the secured party cannot resell or repledge the securities of the Company, those securities are not separately identified. As of December 31, 2000, the Company had no pledged collateral to secured parties who are not permitted to resell or repledge those securities.

         As of December 31, 2000, the Company had no reverse repurchase agreements or accepted collateral that it is permitted by contract to sell or repledge.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000

NOTE 3--LOANS AND ALLOWANCE FOR CREDIT LOSSES

         A summary of loans, net of unearned interest and fees of $120 million and $83 million, at December 31, 1999 and 2000, respectively, is as follows:


                                                                            DECEMBER 31,
                                                                  -----------------------------
(DOLLARS IN THOUSANDS)                                                1999              2000
----------------------------------------------------------        -----------       -----------
Domestic:
   Commercial, financial and industrial...................        $14,176,630       $13,748,838
   Construction...........................................            648,478           939,302
   Mortgage:
      Residential.........................................          2,581,141         3,294,485
      Commercial..........................................          3,572,347         3,348,252
                                                                  -----------       -----------
        Total mortgage....................................          6,153,488         6,642,737
   Consumer:
      Installment.........................................          1,922,158         1,655,676
      Home equity.........................................            727,776           755,053
                                                                  -----------       -----------
        Total consumer....................................          2,649,934         2,410,729
   Lease financing........................................          1,148,542         1,134,440
                                                                  -----------       -----------
        Total loans in domestic offices...................         24,777,072        24,876,046
Loans originated in foreign branches......................          1,135,886         1,134,352
                                                                  -----------       -----------
        Total loans.......................................         25,912,958        26,010,398
        Allowance for credit losses.......................            470,378           613,902
                                                                  -----------       -----------
        Loans, net........................................        $25,442,580       $25,396,496
                                                                  ===========       ===========

         Changes in the allowance for credit losses were as follows:


                                                                                       YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------------
(DOLLARS IN THOUSANDS)                                                              1998          1999            2000
---------------------------------------------------------------------------      ---------     ---------      ----------
Balance, beginning of year.................................................      $ 451,692     $ 459,328      $  470,378
Loans charged off..........................................................        (76,790)      (81,685)       (322,363)
Recoveries of loans previously charged off.................................         41,144        27,539          26,297
                                                                                 ---------     ---------      ----------
   Total net loans charged off.............................................        (35,646)      (54,146)       (296,606)
Provision for credit losses................................................         45,000        65,000         440,000
Transfer of reserve for trading account assets.............................         (1,911)           --              --
Foreign translation adjustment and other net additions (deductions)........            193           196            (410)
                                                                                 ---------     ---------      ----------
Balance, end of year.......................................................      $ 459,328     $ 470,378      $  613,902
                                                                                 =========     =========      ==========

         In 1998, the Company reclassified a $1.9 million previously established reserve for credit losses related to interest rate derivatives and foreign exchange contracts from the unallocated portion of the allowance for credit losses. The reserve for derivative and foreign exchange contracts is presented as an offset to trading account assets.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000

NOTE 3--LOANS AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

         Nonaccrual loans totaled $167 million and $400 million at December 31, 1999 and 2000, respectively. There were no renegotiated loans at December 31, 1999 and 2000. Interest foregone on loans designated as nonaccrual at December 31, 1998, 1999 and 2000 was $4 million, $8 million and $19 million, respectively.

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

         The following table sets forth information about the Company's impaired loans.


                                                                                             DECEMBER 31,
                                                                                  ----------------------------------
(DOLLARS IN THOUSANDS)                                                             1998          1999         2000
---------------------------------------------------------------------------       -------      --------     --------
Impaired loans with an allowance...........................................       $49,741      $128,576     $318,418
Impaired loans without an allowance(1).....................................        28,709        38,818       81,581
                                                                                  -------      --------     --------
   Total impaired loans(2).................................................       $78,450      $167,394     $399,999
                                                                                  =======      ========     ========
Allowance for impaired loans...............................................       $11,219       $42,429     $118,378
Average balance of impaired loans during the year..........................       $91,233      $128,403     $257,650
Interest income recognized on nonaccrual loans during the year.............          $274           $23       $1,221

-----------

(1) These loans do not require an allowance for credit losses since the fair values of the impaired loans equal or exceed the recorded investments in the loans.

(2) This amount was evaluated for impairment using three measurement methods as follows: $53 million, $141 million, and $361 million was evaluated using the present value of the expected future cash flows at December 31, 1998, 1999 and 2000, respectively; $8 million, $6 million, and $13 million was evaluated using the fair value of the collateral at December 31, 1998, 1999 and 2000, respectively; and $17 million, $21 million, and $26 million was evaluated using historical loss factors at December 31, 1998, 1999 and 2000, respectively.


         RELATED PARTY LOANS

         In some cases, the Company makes loans to related parties including its directors, executive officers, and their affiliated companies. At December 31, 1999, related party loans outstanding to individuals who served as directors or executive officers at anytime during the year totaled $133 million, as compared to $107 million at December 31, 2000. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing at the date these loans were made. During 1999 and 2000, there were no loans to related parties which were charged off. Additionally, at December 31, 1999 and 2000, there were no loans to related parties which were nonperforming.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 4--PREMISES AND EQUIPMENT

         Premises  and   equipment  are  carried  at  cost,   less   accumulated
depreciation and amortization. As of December 31, 1999 and 2000, the amounts were:


                                                                     DECEMBER 31,
                                --------------------------------------------------------------------------------------
                                                  1999                                          2000
                                ---------------------------------------      -----------------------------------------
                                               ACCUMULATED                                    ACCUMULATED
                                            DEPRECIATION AND   NET BOOK                    DEPRECIATION AND   NET BOOK
(DOLLARS IN THOUSANDS)            COST        AMORTIZATION      VALUE           COST         AMORTIZATION      VALUE
------------------------        --------   -----------------   --------      ----------    ----------------   --------
Land....................        $ 67,532         $     --      $ 67,532      $   66,090          $     --     $ 66,090
Premises................         265,156          103,948       161,208         314,255           103,144      211,111
Leasehold improvements..         155,409          101,526        53,883         168,778           112,240       56,538
Furniture, fixtures and
   equipment............         473,371          330,973       142,398         494,357           353,817      140,540
                                --------         --------      --------      ----------          --------     --------
      Total.............        $961,468         $536,447      $425,021      $1,043,480          $569,201     $474,279
                                ========         ========      ========      ==========          ========     ========

         Rental and depreciation and amortization expenses were as follows:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                             -------------------------------
(DOLLARS IN THOUSANDS)                                                          1998        1999        2000
----------------------------------------------------------------------       -------     -------    --------
Rental expense of premises............................................       $51,695     $49,719    $ 52,085
Less:  rental income..................................................        12,161      13,900      15,464
                                                                             -------     -------    --------
   Net rental expense.................................................       $39,534     $35,819    $ 36,621
                                                                             =======     =======    ========
Other net rental expense (income), primarily for equipment............       $  (374)    $  (821)   $ (1,300)
                                                                             =======     =======    ========
Depreciation and amortization of premises and equipment...............       $56,490     $68,090    $ 66,503
                                                                             =======     =======    ========

         Future minimum lease payments are as follows:


(DOLLARS IN THOUSANDS)                                                               DECEMBER 31, 2000
---------------------------------------------------------------------------------    -----------------

Years ending December 31,
   2001..........................................................................        $ 48,855
   2002..........................................................................          44,430
   2003..........................................................................          39,673
   2004..........................................................................          32,706
   2005..........................................................................          26,673
   Later years...................................................................          87,826
                                                                                         --------
Total minimum operating lease payments...........................................        $280,163
                                                                                         ========
Minimum rental income due in the future under noncancellable subleases...........        $ 67,708
                                                                                         ========

         Included in other liabilities in the accompanying December 31, 2000 Consolidated Balance Sheet is $9.1 million of future operating lease payments accrued in connection with the 1996 merger and the 1999 restructuring charge (also see Note 7).

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


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

NOTE 5--DEPOSITS

         At December 31, 2000, the Company had $389 million in domestic interest bearing time deposits with a remaining term of greater than one year, of which $120 million exceeded $100,000. Maturity information for all domestic interest bearing time deposits with a remaining term of greater than one year is summarized below.


(DOLLARS IN THOUSANDS)                                                                DECEMBER 31, 2000
---------------------------------------------------------------------------------     -----------------

Due after one year through two years.............................................          $222,210
Due after two years through three years..........................................            73,109
Due after three years through four years.........................................            37,093
Due after four years through five years..........................................            49,248
Due after five years.............................................................             7,325
                                                                                           --------
   Total.........................................................................          $388,985
                                                                                           ========

         Substantially all of the foreign interest bearing time deposits exceeding $100,000 mature in less than one year.

NOTE 6--EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS

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

         OTHER POSTRETIREMENT BENEFITS

         The Company provides certain health care benefits for its retired employees and life insurance benefits for those employees who retired prior to January 1, 2001. The health care cost is shared between the Company and the retiree. The life insurance plan is noncontributory. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with the Company's intent to maintain a level of cost-sharing at approximately 25 percent. Assets set aside to cover such obligations are primarily invested in mutual funds.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 6--EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

         The following table sets forth the funded status of the Company's defined benefit pension plan and its other postretirement benefit plans.


                                                                        PENSION BENEFITS               OTHER BENEFITS
                                                                   -------------------------      ------------------------
                                                                          YEARS ENDED                    YEARS ENDED
                                                                          DECEMBER 31,                   DECEMBER 31,
                                                                   -------------------------      ------------------------
(DOLLARS IN THOUSANDS)                                                1999            2000           1999           2000
----------------------                                             ---------        --------      ---------      ---------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year.....................         $ 489,378        $439,908      $  83,029      $  96,257
Service cost..............................................            25,107          20,688          3,450          3,024
Interest cost.............................................            31,295          34,429          5,552          6,708
Plan participants' contributions..........................                --              --          1,033          1,143
Amendments................................................                --              --           (855)        (1,537)
Actuarial (gain) loss.....................................           (91,286)         30,805         10,237         (4,286)
Benefits paid.............................................           (14,586)        (16,814)        (6,189)        (7,201)
                                                                   ---------        --------      ---------      ---------
Benefit obligation, end of year...........................           439,908         509,016         96,257         94,108
                                                                   ---------        --------      ---------      ---------
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year..............           537,087         601,527         39,468         46,666
Actual return on plan assets..............................            63,814         (12,328)         2,390         (1,319)
Employer contribution.....................................            15,212          16,084          9,964         11,007
Plan participants' contributions..........................                --              --          1,033          1,143
Benefits paid.............................................           (14,586)        (16,814)        (6,189)        (7,201)
                                                                   ---------        --------      ---------      ---------
Fair value of plan assets, end of year....................           601,527         588,469         46,666         50,296
                                                                   ---------        --------      ---------      ---------
Funded status.............................................           161,619          79,453        (49,590)       (43,812)
Unrecognized transition amount............................                --              --         44,918         38,595
Unrecognized net actuarial gain...........................          (144,845)        (39,240)        (8,339)        (6,624)
Unrecognized prior service cost...........................             7,725           6,658             --         (1,537)
                                                                   ---------        --------      ---------      ---------
Prepaid (accrued) benefit cost............................         $  24,499        $ 46,871      $ (13,011)      $(13,378)
                                                                   =========        ========      =========      =========

         The following table summarizes the assumptions used in computing the present value of the projected benefit obligation and the net pension expense.


                                                                                PENSION BENEFITS               OTHER BENEFITS
                                                                              -------------------------    ------------------------
                                                                              YEARS ENDED DECEMBER 31,     YEARS ENDED DECEMBER 31,
                                                                              -------------------------    ------------------------
                                                                              1998       1999      2000    1998      1999      2000
                                                                              ----       ----      ----    ----      ----      ----

Discount rate in determining expense......................................    7.00%      6.50%     7.75%   7.00%     6.50%     7.75%
Discount rate in determining benefit obligations at year end..............    6.50       7.75      7.50    6.50      7.75      7.50%
Rate of increase in future compensation levels for determining expense....    5.00       5.00      5.00      --        --        --
Rate of increase in future compensation levels for determining benefit
   obligations at year end................................................    5.00       5.00      5.00      --        --        --

Expected return on plan assets............................................    8.25       8.25      8.25    8.00      8.00      8.00

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 6--EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

         The following table sets forth the components of postretirement benefit expense.


                                                             PENSION BENEFITS                              OTHER BENEFITS
                                                     -------------------------------------        ------------------------------
                                                           YEARS ENDED DECEMBER 31,                   YEARS ENDED DECEMBER 31,
                                                     -------------------------------------        ------------------------------
(DOLLARS IN THOUSANDS)                                 1998           1999           2000          1998        1999        2000
-----------------------------------------------      -------        -------        -------        ------     -------     -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost...................................      $22,697        $25,107        $20,688        $3,067     $ 3,450     $ 3,025
Interest cost..................................       28,475         31,295         34,429         5,068       5,552       6,708
Expected return on plan assets.................      (31,648)       (36,194)       (45,357)       (2,491)     (3,317)     (3,894)
Amortization of prior service cost.............        3,175          2,016          1,067            --          --          --
Amortization of transition amount..............         (149)           (61)            --         3,987       3,987       3,455
Recognized net actuarial (gain) loss...........        1,330          2,435         (1,077)       (2,000)       (878)       (858)
                                                     -------        -------        -------        ------     -------     -------
   Net periodic benefit cost...................       23,880         24,598          9,750         7,631       8,794       8,436
Loss due to curtailment........................           --             --             --            --       6,132       2,868
                                                     -------        -------        -------        ------     -------     -------
   Total benefit cost for year.................      $23,880        $24,598        $ 9,750        $7,631     $14,926     $11,304
                                                     =======        =======        =======        ======     =======     =======

         For 1998, the Company assumed a 9 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan and a 7 percent annual rate of increase for the health maintenance organization
(HMO) plan. For future periods, the assumed rate for the indemnity plan gradually decreased from 9 percent to 5.5 percent in 2007 remaining level thereafter. The rate for the HMO plan was expected to gradually decrease to 5.5 percent in 2007 and thereafter.

         For 1999, the Company assumed an 11 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan and an 8.5 percent annual rate of increase for the HMO plan. For future periods, the rate for the indemnity plan was expected to gradually decrease from 11 percent to 5 percent in 2007 remaining level thereafter. The rate for the HMO plan was expected to gradually decrease from 8.5 percent to 5.0 percent in 2007 and remain at that level thereafter.

         For 2000, the Company assumed a 10 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan and an 8 percent annual rate of increase for the HMO plan. For future periods, the rate for the indemnity plan was expected to gradually decrease from 10 percent to 5 percent in 2007 and will remain at that level thereafter. The rate for the HMO plan was expected to gradually decrease from 8 percent to 5 percent in 2007 and remain at that level thereafter.

         The healthcare cost trend rate assumption has a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects.


                                                                                                 1-PERCENTAGE-        1-PERCENTAGE-
(DOLLARS IN THOUSANDS)                                                                           POINT INCREASE       POINT DECREASE
---------------------------------------------------------------------------------------          --------------       --------------
Effect on total of service and interest cost components................................              $1,243               $  (846)
Effect on postretirement benefit obligation............................................               9,596                (8,156)

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 6--EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

         EXECUTIVE SUPPLEMENTAL BENEFIT PLANS

         The Company has several Executive Supplemental Benefit Plans (ESBP) which provide eligible employees with supplemental retirement benefits. The plans are unfunded. The accrued liability for ESBP's included in other liabilities in the Consolidated Balance Sheets was $25 million at December 31, 1999 and $28 million at December 31, 2000. The Company's expense relating to the ESBP's was $3 million for each of the years ended December 31, 1998, 1999, and $2 million for the year ended December 31, 2000.

         SECTION 401(K) SAVINGS PLANS

         The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least one year of service are eligible to participate in the plan. Employees may contribute up to 16 percent of their pre-tax covered compensation or up to 10 percent of their after-tax covered compensation through salary deductions. The Company contributes 50 percent of every pre-tax dollar an employee contributes up to the first 6 percent of the employee's pre-tax covered compensation.
Employees are fully vested in the employer's contributions immediately. In addition, the Company may make a discretionary annual profit-sharing contribution up to 2.5 percent of an employee's pay. This profit-sharing contribution is for all eligible employees, regardless of whether an employee is participating in the 401(k) plan, and depends on the Bank's annual financial performance. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $12 million, $17 million and $6 million for the years ended December 31, 1998, 1999 and 2000, respectively.

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

         The Company reduced the restructuring charge by $19.0 million during the year ended December 31, 2000. The reduction was primarily related to the severance portion of the reserve reflecting changes in attrition assumptions.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000

NOTE 7--RESTRUCTURING CHARGE (CONTINUED)

         The table, which follows, provides details of the restructuring related reserve:


                                                                                       OCCUPANCY
(DOLLARS IN THOUSANDS)                                                  PERSONNEL      AND OTHER         TOTAL
-----------------------------------------------------------------       ---------      ---------       --------
Balances at January 1, 1999......................................        $     --        $    --       $     --
Restructuring charge.............................................          70,000         15,000         85,000
Less: Utilization
   Cash..........................................................           6,859          5,091         11,950
   Noncash.......................................................           3,616             75          3,691
                                                                         --------        -------       --------
      Total utilization..........................................          10,475          5,166         15,641
                                                                         --------        -------       --------
Balances at December 31, 1999....................................          59,525          9,834         69,359
Restructuring credit.............................................         (18,000)        (1,000)       (19,000)
Less: Utilization
   Cash..........................................................          27,162          6,404         33,566
   Noncash.......................................................              --            720            720
                                                                         --------        -------       --------
      Total utilization..........................................          27,162          7,124         34,286
                                                                         --------        -------       --------
Balances at December 31, 2000....................................        $ 14,363        $ 1,710       $ 16,073
                                                                         ========        =======       ========




         Personnel expense consists of severance and related benefits to be paid under the Company's enhanced severance plans. At the completion of Mission Excel, the Company expects to have terminated approximately 800 employees. From August 16, 1999 to December 31, 2000, 680 employees were terminated under the plan. Occupancy and other consists of lease termination costs and professional services costs incurred during the assessment phase of the project.

NOTE 8--OTHER EXPENSES

         The detail of other expenses is as follows:


                                                                        YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------
(DOLLARS IN THOUSANDS)                                              1998          1999         2000
----------------------                                            --------      --------     --------
Advertising and public relations.............................     $ 31,897      $ 27,163     $ 29,125
Printing and office supplies.................................       26,716        22,535       20,057
Intangible asset amortization................................       13,581        13,980       13,352
Other........................................................      150,637       153,214      160,214
                                                                  --------      --------     --------
   Total other expenses......................................     $222,831      $216,892     $222,748
                                                                  ========      ========     ========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000

NOTE 9--INCOME TAXES

         The components of income tax expense were as follows:


                                                                               YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------
(DOLLARS IN THOUSANDS)                                                     1998          1999         2000
------------------------------------------------------------------       --------      --------     --------
Taxes currently payable:
   Federal........................................................       $218,949      $217,713     $202,427
   State..........................................................        (44,731)        5,140        3,595
   Foreign........................................................          2,760         1,564        1,804
                                                                         --------      --------     --------
      Total currently payable.....................................        176,978       224,417      207,826
                                                                         --------      --------     --------
Taxes deferred:
   Federal........................................................         25,458        (7,600)       9,300
   State..........................................................          2,152        (2,040)       3,998
   Foreign........................................................            487          (889)         411
                                                                         --------      --------     --------
      Total deferred..............................................         28,097       (10,529)      13,709
                                                                         --------      --------     --------
      Total income tax expense....................................       $205,075      $213,888     $221,535
                                                                         ========      ========     ========

         The components of the net deferred tax balances of the Company were as follows:


                                                                                         DECEMBER 31,
                                                                                   ---------------------
(DOLLARS IN THOUSANDS)                                                               1999         2000
---------------------------------------------------------------------------        --------     --------
Deferred tax assets:
   Allowance for credit losses.............................................        $184,377     $245,985
   Accrued income and expense..............................................          34,114       27,617
   Accrued restructuring expenses..........................................          41,782       15,871
   Unrealized loss on securities available for sale........................          20,273           --
   Net operating loss carryforwards........................................          14,974           --
   Deferred state taxes....................................................           3,406        4,740
   Other...................................................................           6,745        7,973
   Valuation allowance.....................................................         (14,974)          --
                                                                                   --------     --------
      Total deferred tax assets............................................         290,697      302,186
                                                                                   --------     --------
Deferred tax liabilities:
   Leasing.................................................................         365,169      399,034
   Unrealized gain on securities available for sale........................              --       25,940
   Depreciation............................................................           3,345       13,735
                                                                                   --------     --------
      Total deferred tax liabilities.......................................         368,514      438,709
                                                                                   --------     --------
        Net deferred tax liability.........................................        $ 77,817     $136,523
                                                                                   ========     ========

         During 1998, a valuation allowance was established to offset deferred tax assets related to state income tax net operating loss carryforwards that expire on December 31, 2002. The net operating loss carryforwards are expected to be utilized in the Company's 2000 California tax return, and therefore the tax benefits of the net operating losses were recognized as a reduction to state income tax expense in 2000. In management's opinion, the valuation allowance is no longer necessary.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000

NOTE 9--INCOME TAXES (CONTINUED)

         The following table is an analysis of the effective tax rate:


                                                                                YEARS ENDED
                                                                                DECEMBER 31,
                                                                           ---------------------
                                                                            1998    1999    2000
                                                                            ----    ----    ----
Federal income tax rate...............................................       35%     35%     35%
Net tax effects of:
   State income taxes, net of federal income tax benefit..............       (4)      --      1
   Tax credits........................................................        --     (1)     (2)
   Net refunds from tax audits........................................        --     (2)     --
   Other..............................................................        --      1      (1)
                                                                            ----    ----    ----
      Effective tax rate..............................................       31%     33%     33%
                                                                            ====    ====    ====




         During 1999, the Company recognized tax benefits of $10.7 million from federal and California audit settlements covering the years 1986 to 1994.

         The Company has filed its 1998 and 1999 and intends to file its 2000 California franchise tax returns on a worldwide unitary basis, incorporating the financial results of BTM and its worldwide affiliates. During 1998, the Company reduced its state income tax liabilities by $29 million, net of federal tax, for previously accrued 1997 state tax liabilities as a result of its decision to file its California tax returns on the worldwide unitary basis.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 10--BORROWED FUNDS

         The following is a summary of the major categories of borrowed funds:


                                                                                                              DECEMBER 31,
                                                                                                     ----------------------------
(DOLLARS IN THOUSANDS)                                                                                  1999              2000
-----------------------------------------------------------------------------------------------      ----------        ----------
Federal funds purchased and securities sold under repurchase agreements with weighted average
   interest rates of 5.09% and 6.52% at December 31, 1999 and 2000, respectively...............      $1,156,799        $1,387,667
Commercial paper, with weighted average interest rates of 5.45% and 6.49% at December 31, 1999
   and 2000, respectively......................................................................       1,108,258         1,385,771
Other borrowed funds, with weighted average interest rates of 5.91% and 5.64% at December 31,
   1999 and 2000, respectively.................................................................         540,496           249,469
                                                                                                     ----------        ----------
Total borrowed funds...........................................................................      $2,805,553        $3,022,907
                                                                                                     ==========        ==========


Federal funds purchased and securities sold under repurchase agreements:
   Maximum outstanding at any month end........................................................      $1,786,594        $2,095,868
   Average balance during the year.............................................................       1,489,214         1,548,730
   Weighted average interest rate during the year..............................................            4.84%             6.24%
Commercial paper:
   Maximum outstanding at any month end........................................................      $1,737,265        $1,525,932
   Average balance during the year.............................................................       1,529,814         1,521,614
   Weighted average interest rate during the year..............................................            5.04%             6.24%
Other borrowed funds:
   Maximum outstanding at any month end........................................................      $  993,550        $  507,782
   Average balance during the year.............................................................         708,625           314,425
   Weighted average interest rate during the year..............................................            5.28%             5.31%


         Included in other borrowed funds in 2000 are assumed mortgage notes related to the purchase of the Company's administrative facility at Monterey Park. The notes consist of 20 zero coupon notes with varying maturity dates through 2011. Maturities of these notes for the next five years are as follows: no maturities in 2001, $6.5 million in each of 2002, 2003, and 2004, $5.3 million in 2005 and $34.4 million thereafter.

NOTE 11--SUBORDINATED CAPITAL NOTES AND PREFERRED STOCK

         The following is a summary of capital notes that are subordinated to other obligations of the Company.


                                                                                                          DECEMBER 31,
                                                                                                    ----------------------
(DOLLARS IN THOUSANDS)                                                                                 1999         2000
--------------------------------------------------------------------------------------------------  ---------     --------
Floating rate notes due June 2007. These notes bear interest at 0.325% above 3-month
   London Interbank Offered Rate (LIBOR) and are payable to BTM...................................   $200,000     $200,000
Floating rate notes due July 2000. These notes bear interest at 0.30% above 3-month LIBOR.........     98,000           --
                                                                                                     --------     --------
Total subordinated capital notes..................................................................   $298,000     $200,000
                                                                                                     ========     ========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 11--SUBORDINATED CAPITAL NOTES AND PREFERRED STOCK (CONTINUED)

         The above notes qualify as Tier 2 risk-based capital under the Federal Reserve guidelines for assessing regulatory capital. For the total risk-based capital ratio, the amount of notes that qualify as capital is reduced as the notes approach maturity. At December 31, 1999 and 2000, $200 million of the notes qualified as risk-based capital.

         Provisions of certain notes restrict the use of the Company's property as security for borrowings, and place limitations on leases, indebtedness, distributions to shareholders, mergers, sales of certain assets, transactions with affiliates, and changes in majority stock ownership of the Company. All of the notes mature after 2005.

NOTE 12-- UNIONBANCAL CORPORATION--OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

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

NOTE 13--DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

         The Company has a dividend reinvestment and stock purchase plan for shareholders. The plan allows shareholders to automatically reinvest all or part of their dividends in additional shares of the Company's common stock at a cost of 5 percent below the market price. Participating shareholders also have the option of purchasing additional shares at the full market price with cash payments of $25 to $3,000 per quarter. The Company obtains shares required for reinvestment through open market purchases or through the issuance of new shares from its authorized but unissued stock. During 1998, 1999, and 2000, 83,727, 101,570, and 440,677 shares, respectively, were required for dividend reinvestment purposes, of

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 13--DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN (CONTINUED)

which 5,166, 6,407, and 24,245 shares were considered new issuances during 1998, 1999, and 2000, respectively. BTM did not participate in the plan in 1998, 1999 or 2000.

NOTE 14--MANAGEMENT STOCK PLAN

         The Company has a management stock plan (the Stock Plan), which has 10 million shares of the Company's common stock authorized to be awarded to key employees and outside directors of the Company at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the Committee). Committee members and employees on rotational assignment from BTM are not eligible for stock awards.

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

         In 1998, 1999 and 2000, the Company granted options to non-employee directors and various key employees, including policy-making officers under the 1997 and 2000 Management Stock Plans. Under both Stock Plans, options granted to employees vest pro-rata on each anniversary of the grant date and become fully exercisable three years from the grant date, provided that the employee has completed the specified continuous service requirement. The options vest earlier if the employee dies, is permanently disabled, or retires under certain grant, age, and service conditions. Options granted to non-employee directors are fully vested on the grant date and exercisable 33 1/3 percent on each anniversary under the 1997 Stock Plan, and fully vested and exercisable on the grant date under the 2000 Stock Plan.

         The following is a summary of stock option transactions under the Stock Plan.


                                                                         YEARS ENDED DECEMBER 31,
                                    -------------------------------------------------------------------------------------------
                                                1998                         1999                         2000
                                    ----------------------------  -----------------------------  ------------------------------
                                    NUMBER OF   WEIGHTED-AVERAGE  NUMBER OF    WEIGHTED-AVERAGE   NUMBER OF    WEIGHTED-AVERAGE
                                     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE

Options outstanding, beginning      1,397,178         $15.41      1,740,081         $21.47       3,281,273          $28.46
   of year...................
      Granted................         533,850          35.08      1,747,750          34.31       2,126,506           27.99
      Exercised..............        (169,995)         13.34       (157,007)         14.65         (98,004)          13.18
      Forfeited..............         (20,952)         30.63        (49,551)         33.04        (117,876)          32.04
                                    ---------                     ---------                      ---------
Options outstanding,
end of year..................       1,740,081         $21.47      3,281,273         $28.46       5,191,899          $28.47
                                    =========                     =========                      =========
Options exercisable,
end of year..................         894,432         $13.77      1,266,976         $20.01       2,135,228          $25.90
                                    =========                     =========                      =========

         The weighted-average fair value of options granted was $11.99 during 1998, $9.77 during 1999, and $10.21 during 2000.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 14--MANAGEMENT STOCK PLAN (CONTINUED)

         The  following  table  summarizes   information   about  stock  options
outstanding.


                                  OPTIONS OUTSTANDING AT DECEMBER 31, 20000                      OPTIONS EXERCISABLE
                         ------------------------------------------------------------            AT DECEMBER 31, 2000
                                             WEIGHTED-AVERAGE                               -----------------------------------
       RANGE OF             NUMBER               REMAINING            WEIGHTED-AVERAGE         NUMBER          WEIGHTED-AVERAGE
    EXERCISE PRICES      OUTSTANDING         CONTRACTURAL LIFE         EXERCISE PRICE       EXERCISABLE         EXERCISE PRICE
    ---------------      -----------         -----------------        ----------------      -----------        ----------------
     $ 6.67 -  9.08          117,304                1.9 years             $ 8.54               117,304             $ 8.54
      11.25 - 12.83          335,753                3.0                    11.75               335,753              11.75
      18.29 - 25.00          698,598                5.7                    21.48               548,712              20.98
      27.56 - 39.25        4,017,244                8.2                    31.58             1,125,793              34.19
      44.56 - 44.56           23,000                8.9                    44.56                 7,666              44.56
                         -----------                                                         ---------
                           5,191,899                                                         2,135,228
                         ===========                                                         =========

         In 1998, 1999, and 2000, the Company also granted 184,935, 1,050, and 13,500 shares, respectively, of restricted stock to key officers, including policy-making officers, under the Stock Plan. The awards of restricted stock vest pro rata on each anniversary of the grant date and become fully vested four years from the grant date, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies, is permanently and totally disabled, or retires under certain grant, age, and service conditions. Restricted shareholders have the right to vote their restricted shares and receive dividends.

         The following is a summary of restricted stock transactions under the Stock Plan.

                                                                         YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                               1998                            1999                            2000
                                    ----------------------------  ----------------------------------  ---------------------------
                                                WEIGHTED-AVERAGE                    WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                    NUMBER OF      GRANT DATE      NUMBER OF           GRANT DATE     NUMBER OF      GRANT DATE
                                     SHARES        FAIR VALUE        SHARES            FAIR VALUE      SHARES        FAIR VALUE
                                    ---------   ----------------   ---------        ----------------  ---------   ---------------
Restricted stock awards
   outstanding, beginning of
   year......................       1,337,217       $11.59          1,504,302            $14.12       1,496,106        $14.05
   Granted...................         184,935        33.43              1,050             32.88          13,500         25.00
   Cancelled.................         (17,850)       24.58             (9,246)             27.60         (3,444)        31.66
                                    ---------                       ---------                         ---------
Restricted stock awards
   outstanding, end of year..       1,504,302       $14.12          1,496,106            $14.05       1,506,162        $14.11
                                    =========                       =========                         =========
Restricted stock awards vested,
 end of year...................     1,115,229       $10.18          1,290,900            $11.84       1,408,696        $13.00
                                    =========                       =========                         =========


         At December 31, 1998, 1999 and 2000, 2,685,603,  989,811, and 8,969,424
shares, respectively, were available for future grants as either stock options or restricted stock under the Stock Plan.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 14--MANAGEMENT STOCK PLAN (CONTINUED)

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


                                                                        YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                    1998          1999          2000
                                                                  --------      --------     --------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------
Net income                                       As reported      $466,461      $441,731     $439,900
                                                   Pro forma       463,998       435,766      429,730
Net income per share--basic                      As reported      $   2.66      $   2.65     $   2.72
                                                   Pro forma          2.65          2.62         2.66
Net income per share--diluted                    As reported      $   2.65      $   2.64     $   2.72
                                                   Pro forma          2.64          2.61         2.65


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made in 1998, 1999 and 2000; risk-free interest rates of 5.8 percent in 1998, 5.2 percent in 1999, and 6.4 percent in 2000; expected volatility of 29 percent in 1998, 30 percent in 1999, and 44 percent in 2000; expected lives of 6, 5, and 5 years for 1998, 1999, and 2000, respectively; and expected dividend yields of 1.5 percent in 1998, 2.2 percent in 1999, and 3.5 percent in 2000.

         Effective January 1, 1997, the Company established a Performance Share Plan. Eligible participants may earn performance share awards to be redeemed in cash three years after the date of grant. Performance shares are linked to shareholder value in two ways: (1) the market price of the Company's common stock, and (2) return on assets, a performance measure closely linked to value creation. Eligible participants generally receive grants of performance shares annually. The total number of performance shares granted under the plan cannot exceed 600,000. The Company granted 24,900 shares in 1998, 22,000 shares in 1999 and 31,500 shares in 2000. In 1998, 2,400 performance shares were forfeited. No performance shares were forfeited in either 1999 or in 2000. The value of a performance share is equal to the market price of the Company's common stock. All cancelled or forfeited performance shares become available for future grants.

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

         It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 1999 and 2000, as more fully described below. It should be noted that the operations of the Company are managed on a going concern basis and not on a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

operations. Additionally, a substantial portion of an institution's inherent value is its capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values that follow.

         The table below presents the carrying value and fair value of the specified assets and liabilities held by the Company.


                                                                                       DECEMBER 31,
                                                                ----------------------------------------------------------------
                                                                              1999                                2000
                                                                -----------------------------      -----------------------------
                                                                  CARRYING           FAIR           CARRYING            FAIR
                                                                   VALUE             VALUE            VALUE             VALUE
                                                                -----------       -----------      -----------       -----------
ASSETS
   Cash and cash equivalents................................    $ 3,158,133       $ 3,158,133      $ 3,322,979       $ 3,322,979
   Trading account assets...................................        179,935           179,935          339,695           339,695
   Securities available for sale:
      Securities pledged as collateral......................             --                --          593,686           593,686
      Held in portfolio.....................................      3,210,099         3,210,099        3,533,984         3,533,984
   Securities held to maturity..............................         46,526            45,376           23,529            23,302
   Loans, net of allowance for credit losses (1)............     24,298,638        24,016,569       24,269,956        24,475,952
LIABILITIES
   Deposits:
      Noninterest bearing...................................      9,721,340         9,721,340       11,240,493        11,240,493
      Interest bearing......................................     16,535,267        16,536,770       16,042,690        16,042,718
                                                                -----------       -----------      -----------       -----------
        Total deposits......................................     26,256,607        26,258,110       27,283,183        27,283,211
   Borrowed funds...........................................      2,805,553         2,805,125        3,022,907         3,019,884
   Subordinated capital notes...............................        298,000           298,000          200,000           200,000
   UnionBanCal Corporation-obligated mandatorily redeemable
      preferred securities of subsidiary grantor trust......        350,000           280,000          350,000           317,100

-----------

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 16-- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

         The fair value of the derivative financial instruments was calculated based on quoted market prices where available. If quoted market prices were not available, the Company used the estimated amount it would receive or pay to offset or terminate the agreements at December 31, 1999 and 2000 based upon the terms of such contracts relative to prevailing interest rates.

 TRADING ACTIVITIES IN DERIVATIVE INSTRUMENTS

         The following table reflects the Company's positions relating to trading activities in derivative instruments. Trading activities include both activities for the Company's own account and for customers. At December 31, 1999 and 2000, the majority of the Company's derivative transactions for customers are hedged with essentially offsetting contracts with other counterparties. The average fair value of derivatives held or written for trading purposes during the year is not significant. The notional amount of derivative instruments reflects the extent of the Company's involvement in these instruments. For interest rate swap, cap and floor agreements, notional amounts do not represent exposure to credit or market risk. Notional amounts are not exchanged, but serve as a point of reference for calculating payments.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 16-- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

         The following is a summary of derivative instruments held or written for trading purposes.


                                                                             DECEMBER 31,
                                           --------------------------------------------------------------------------------------
                                                             1999                                          2000
                                           ----------------------------------------      ----------------------------------------
                                             NOTIONAL        CREDIT       ESTIMATED        NOTIONAL        CREDIT       ESTIMATED
(DOLLARAS IN THOUSANDS)                       AMOUNTS        RISK(1)     FAIR VALUE         AMOUNTS        RISK(1)     FAIR VALUE
--------------------------------------
HELD OR WRITTEN FOR TRADING PURPOSES
   AND CUSTOMER ACCOMMODATIONS
Foreign exchange forward contracts:
   Commitments to purchase............     $  422,614       $21,914       $  20,520      $  968,876       $ 7,273       $ (54,745)
   Commitments to sell................        560,357         2,725         (19,951)      1,041,029        66,610          58,023
Foreign exchange OTC options:
   Options purchased..................        104,370           204             204         171,637           102             102
   Options written....................        104,370            --            (204)        171,637            --            (102)
Currency swap agreements:
   Commitments to pay.................         36,725         5,338           5,338          19,417         2,310           2,310
   Commitments to receive.............         36,725            --          (5,250)         19,417            --          (2,239)
Interest rate contracts:
   Caps purchased.....................      1,111,622         3,311           3,311       1,547,849         4,261           4,261
   Floors purchased...................        579,610           110             110         884,890         5,789           5,789
   Caps written.......................      1,111,622            --          (3,311)      1,547,849            --          (4,259)
   Floors written.....................        579,610            --            (110)        884,890            --          (5,789)
   Swap contracts:
      Pay variable/receive variable...         40,000            88              --              --            --              --
      Pay fixed/receive variable......      1,107,472        13,815           7,983       2,124,058         3,025         (47,006)
      Pay variable/receive fixed......      1,107,472         6,316          (6,402)      2,124,058        54,671          61,881

-----------

(1) Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of default.

         ASSET AND LIABILITY MANAGEMENT DERIVATIVE INSTRUMENTS

         Derivative positions are integral components of the Company's designated asset and liability management activities. Therefore, the Company does not believe it is meaningful to separately analyze the derivative components of its risk management activities in isolation from related positions. The Company uses interest rate derivative instruments as part of its management of asset and liability positions. Derivatives are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR based commercial loans and trust preferred securities. The Company uses foreign currency forward contracts as a means of managing foreign exchange rate risk associated with assets or liabilities denominated in foreign currencies.

         The following table reflects summary information on derivative contracts used to hedge or modify the Company's risk as of December 31, 1999 and 2000. Amounts included in the fair value column do not include gains or losses from changes in the value of the underlying asset or liability being hedged. Notional

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 16-- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

amounts are not exchanged, but serve as a point of reference for calculating payments. For interest rate swap, cap and floor agreements, notional amounts do not represent exposure to credit or market risk.


                                                                             DECEMBER 31,
                                  -------------------------------------------------------------------------------------------------
                                                   1999                                               2000
                                  ----------------------------------------------   ------------------------------------------------
                                    NOTIONAL  UNAMORTIZED   CREDIT    ESTIMATED     NOTIONAL    UNAMORTIZED    CREDIT    ESTIMATED
                                    AMOUNTS     PREMIUM     RISK(1)   FAIR VALUE    AMOUNTS       PREMIUM      RISK(1)   FAIR VALUE
                                                  PAID                                              PAID
(DOLLARS IN THOUSANDS)                         (RECEIVED)                                        (RECEIVED)
-----------------------------     ----------  -----------   -------   ----------   ----------  -----------     -------   ----------
HELD FOR ASSET AND LIABILITY
   MANAGEMENT PURPOSES
Foreign exchange forward
   contracts:
   Commitments to purchase.       $  213,025     $   --     $1,468     $    401   $  157,348       $   --    $ 2,215     $   550
   Commitments to sell.....           32,832         --         98           48       35,858           --          6        (291)
Currency swap agreements:
   Commitments to pay......           24,464         --         --      (3,960)       23,496           --         --        (815)
Interest rate contracts:
   Caps purchased..........               --         --         --                        --           --         --
   Floors purchased........        2,300,000      3,576      1,084      (2,491)    1,350,000        7,945     24,514      16,569
   Caps written............               --         --         --           --           --           --         --          --
   Floors written..........        1,450,000         --         --         (65)      500,000           --         --      (2,117)
   Swap contracts:
      Pay variable/receive
        fixed..............          900,000         --        106     (10,165)    1,200,000           --     19,653      17,941

-----------

(1) Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of default.


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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


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

         The Company's pricing of these financial instruments is based on the credit quality and other covenants or requirements. Management believes that the current fees assessed on these off-balance sheet items represent market rates that would be charged for similar agreements. Based on this belief, the Company feels that the carrying amounts are reasonable estimates of the fair value of these financial instruments. At December 31, 1999 and 2000, fair value represents management's estimate of the unamortized fee income associated with these instruments. The following is a summary of other financial instruments with off-balance sheet risk.


                                                                         DECEMBER 31,
                                                        -----------------------------------------------------
                                                                 1999                          2000
                                                        -----------------------      ------------------------
                                                          CONTRACTUAL     FAIR       CONTRACTUAL       FAIR
(DOLLARS IN THOUSANDS)                                      AMOUNTS       VALUE        AMOUNTS         VALUE
-----------------------------------------------         -------------   -------      -----------      -------
Commitments to extend credit...................         $16,022,479     $62,947      $15,330,751      $54,942
Standby letters of credit......................           2,422,032       7,761        2,742,788        7,960
Other letters of credit........................             352,499          --          272,076           --

         The Company conducts securities lending transactions for institutional customers as a fully disclosed agent, and, at times, indemnifies its customers against counterparty default. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnification was $1,023 million and $1,218 million at December 31, 1999 and 2000, respectively. The market value of the associated collateral was $1,043 million and $1,247 million at December 31, 1999 and 2000, respectively.

NOTE 17--RESTRICTIONS ON CASH AND DUE FROM BANKS, SECURITIES, LOANS AND
         DIVIDENDS

         Federal Reserve Board regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. Average reserve balances were approximately $202 million and $201 million for the years ended December 31, 1999 and 2000, respectively.

         As of December 31, 1999 and 2000, securities carried at $1.7 billion and $1.8 billion and loans of $6.9 billion and $6.2 billion, respectively, were pledged as collateral for borrowings, to secure public and trust department deposits, and for repurchase agreements as required by contract or law.

         The Federal Reserve Act restricts the extension of credit by the Bank to BTM and affiliates and to the Company and its non-bank subsidiaries and requires that such loans be secured by certain types of collateral. At December 31, 2000, $132.9 million remained outstanding on eight Bankers Commercial

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000

NOTE 17--RESTRICTIONS ON CASH AND DUE FROM BANKS, SECURITIES, LOANS AND DIVIDENDS (CONTINUED)

Corporation notes payable to the Bank. The respective notes were fully collateralized with equipment leases pledged by Bankers Commercial Corporation.

         The payment of dividends by the Bank to the Company is subject to the approval of the Office of the Comptroller of the Currency (OCC) if the total of all dividends declared in any calendar year exceeds certain calculated amounts. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC. At December 31, 2000, the Bank could have declared dividends aggregating $336 million without prior regulatory approval.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). Management believes, as of December 31, 1999 and 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

         On February 19, 1999, the Company issued $350 million of trust preferred securities, which qualify as Tier 1 capital. See Note 12 for a complete description of these securities.

         As of December 31, 1999 and 2000, the most recent notification from the OCC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 18--REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

         The Company's and the Bank's capital amounts and ratios are presented in the following tables.


                                                                                                     FOR CAPITAL
                                                                             ACTUAL               ADEQUACY PURPOSES
                                                                     ----------------------      -------------------
(DOLLARS IN THOUSANDS)                                                 AMOUNT        RATIO         AMOUNT     RATIO
-------------------------------------------------------------        ----------      ------      -----------  ------
CAPITAL RATIOS FOR THE COMPANY:
As of December 31, 1999:
Total capital (to risk-weighted assets)......................        $3,925,684      11.79%    >  $2,663,054  >  8.0%
                                                                                               -              -
Tier 1 capital (to risk-weighted assets).....................         3,308,912       9.94     >   1,331,527  >  4.0
                                                                                               -              -
Tier 1 capital (to quarterly average assets)(1)..............         3,308,912      10.10     >   1,310,614  >  4.0
                                                                                               -              -
As of December 31, 2000
Total capital (to risk-weighted assets)......................        $4,091,391      12.07%    >  $2,712,032  >  8.0%
                                                                                               -              -
Tier 1 capital (to risk-weighted assets).....................         3,471,289      10.24     >   1,356,016  >  4.0
                                                                                               -              -
Tier 1 capital (to quarterly average assets)(1)..............         3,471,289      10.19     >   1,363,033  >  4.0
                                                                                               -              -
-----------

(1)      Excludes certain intangible assets.


                                                                                                            TO BE WELL CAPITALIZED
                                                                                     FOR CAPITAL            UNDER PROMPT CORRECTIVE
                                                               ACTUAL              ADEQUACY PURPOSES          ACTION PROVISIONS
                                                          -------------------     --------------------      ----------------------
(DOLLARS IN THOUSANDS)                                     AMOUNT       RATIO        AMOUNT      RATIO         AMOUNT       RATIO
--------------------------------------------------        ----------    -----     -----------    -----      -----------     ------
CAPITAL RATIOS FOR THE BANK:
As of December 31, 1999:
Total capital (to risk-weighted assets)...........        $3,614,651    11.00%  > $2,628,046  >  8.0%    >  $3,285,058   >  10.0%
                                                                                -             -          -               -
Tier 1 capital (to risk-weighted assets)..........         3,103,324     9.45   >  1,314,023  >  4.0     >   1,971,035   >   6.0
                                                                                -             -          -               -
Tier 1 capital (to quarterly average assets)(1)...         3,103,324     9.55   >  1,300,283  >  4.0     >   1,625,354   >   5.0
                                                                                -             -          -               -
As of December 31, 2000
Total capital (to risk-weighted assets)...........        $3,670,660    11.01%  > $2,667,340  >  8.0%    >  $3,334,175   >  10.0%
                                                                                -             -          -               -
Tier 1 capital (to risk-weighted assets)..........         3,157,516     9.47   >  1,333,670  >  4.0     >   2,000,505   >   6.0
                                                                                -             -          -               -
Tier 1 capital (to quarterly average assets)(1)...         3,157,516     9.24   >  1,366,949  >  4.0     >   1,708,686   >   5.0
                                                                                -             -          -               -
-----------

(1)      Excludes certain intangible assets.


NOTE 19--EARNINGS PER SHARE

         Basic EPS is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding during the period. For all periods presented, there were no dividends on preferred stock. Diluted EPS is computed based on the weighted average number of common shares outstanding adjusted for common stock equivalents, which include stock options. The following

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 19--EARNINGS PER SHARE (CONTINUED)

table presents a reconciliation of basic and diluted EPS for the years ended December 31, 1998, 1999 and 2000:


                                                                                      DECEMBER 31,
                                                        ----------------------------------------------------------------------------
                                                                1998                       1999                       2000
                                                        ----------------------     ----------------------      ---------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)            BASIC        DILUTED       BASIC         DILUTED       BASIC       DILUTED
-------------------------------------------------       --------     ---------     --------      --------      --------    ---------
Net income.......................................       $466,461      $466,461     $441,731      $441,731      $439,900     $439,900
Weighted average common shares outstanding.......        175,127       175,127      166,382       166,382       161,605      161,605
Additional shares due to:
   Assumed conversion of dilutive stock options..             --           610           --           767            --          384
                                                        --------      --------     --------      --------      --------     --------
Adjusted weighted average common shares outstanding      175,127       175,737      166,382       167,149       161,605      161,989
                                                        ========      ========     ========      ========      ========     ========
Net income per share.............................       $   2.66      $   2.65     $   2.65      $   2.64      $   2.72     $   2.72
                                                        ========      ========     ========      ========      ========     ========

         Options to purchase 519,600 shares of common stock at $35 per share were outstanding but not included in the computation of diluted EPS in 1998. Options to purchase 1,500 shares of common stock at $39.25 per share and options to purchase 23,000 shares of common stock at $44.56 per share were outstanding but not included in the computation of diluted EPS in 1999. Options to purchase 4,040,244 shares of common stock with the range from $27.56 to $44.56 per share were outstanding but not included in the computation of diluted EPS in 2000. These options to purchase shares were not included in the computation of diluted EPS in each of 1998, 1999, and 2000 because they were anti-dilutive

NOTE 20--ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The following is a summary of the components of accumulated other comprehensive income (loss):


                                                                FOREIGN                         NET UNREALIZED GAINS (LOSSES)
                                                         CURRENCY TRANSLATION                  ON SECURITIES AVAILABLE FOR SALE
                                                   -------------------------------------     -------------------------------------
                                                       YEARS ENDED DECEMBER 31,                  YEARS ENDED DECEMBER 31,
                                                   -------------------------------------     -------------------------------------
(DOLLARS IN THOUSANDS)                                1998          1999           2000       1998           1999           2000
---------------------------------------------      ---------      --------      --------     -------      ---------      ---------
Beginning balance............................      $(12,458)      $(9,651)      $ (8,713)    $19,886       $ 29,109      $(32,548)
Change during the year.......................         2,807           938         (2,478)      9,223        (61,657)       74,427
                                                   ---------      --------      --------     -------       --------      --------
Ending balance...............................      $ (9,651)      $(8,713)      $(11,191)    $29,109       $(32,548)     $ 41,879
                                                   ========       =======       ========     =======       ========      ========

                                                          MINIMUM PENSION                          ACCUMULATED OTHER
                                                        LIABILITY ADJUSTMENT                  COMPREHENSIVE INCOME (LOSS)
                                                   -----------------------------------     -------------------------------------
                                                      YEARS ENDED DECEMBER 31,                 YEARS ENDED DECEMBER 31,
                                                   -----------------------------------     -------------------------------------
(DOLLARS IN THOUSANDS)                               1998         1999          2000        1998           1999           2000
---------------------------------------------      --------     -------         ------     -------      --------       ---------
Beginning balance............................      $     --    $ (1,748)        $(689)     $ 7,428      $ 17,710       $(41,950)
Change during the year.......................        (1,748)      1,059          (114)      10,282       (59,660)        71,835
                                                   --------    --------         -----      -------      --------       --------
Ending balance...............................      $ (1,748)   $   (689)        $(803)     $17,710      $(41,950)      $ 29,885
                                                     ========    ========         =====      =======      ========       ========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


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

NOTE 22--TRANSACTIONS WITH AFFILIATES

         The Company had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTM and with its affiliates. During 1998, 1999 and 2000, such transactions included, but were not limited to, origination, participation, servicing and remarketing of loans and leases, purchase and sale of acceptances, interest rate derivatives and foreign exchange transactions, funds transfers, custodianships, electronic data processing, investment advice and management, deposits and credit examination, and trust services. In the opinion of management, such transactions were made at prevailing rates, terms, and conditions and do not involve more than the normal risk of collectibility or present other unfavorable features. In addition, some compensation for services rendered to the Company is paid to the expatriate officers from BTM, and reimbursed by the Company to BTM under a service agreement.

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

         The information, set forth in the table on page F-86 reflects selected income statement items and a selected balance sheet item by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other companies.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 23--BUSINESS SEGMENTS (CONTINUED)

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

         "Other" is comprised of goodwill, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent amounts, the allowance and related provision for credit losses in excess of that ascribed through the Company's RAROC methodology, the earnings associated with the unallocated equity capital, and the residual costs of support groups, as well as certain nonrecurring items such as restructuring charges (credits). In addition, it includes two units, the Credit and Compliance Group, which manages nonperforming assets, and the Pacific Rim Group, which offers financial products to Asian-owned subsidiaries located in the U.S. On an individual basis, none of the items in "Other" are significant to the Company's business.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 23--BUSINESS SEGMENTS (CONTINUED)


                                    COMMUNITY BANKING                     COMMERCIAL FINANCIAL               INTERNATIONAL
                               AND INVESTMENT SERVICES GROUP                 SERVICES GROUP                  BANKING GROUP
                              ------------------------------------   -----------------------------   -----------------------------
                                     YEARS ENDED DECEMBER 31,           YEARS ENDED DECEMBER 31,        YEARS ENDED DECEMBER 31,
                              ------------------------------------   -----------------------------   -----------------------------
                                    1998        1999        2000       1998       1999      2000       1998      1999         2000
                              ----------   ----------   ----------   --------   --------  --------   --------   --------   -------

RESULTS OF OPERATIONS
  (DOLLARS IN THOUSANDS):
Net interest income........   $  704,783   $  697,113   $  731,741   $462,271   $596,082  $719,202   $ 51,450   $ 43,824   $35,129
Noninterest income.........      333,345      370,917      412,197    109,819    133,994   173,089     57,750     56,201    60,352
                              ----------   ----------   ----------   --------   --------  --------   --------   --------   -------
Total revenue..............    1,038,128    1,068,030    1,143,938    572,090    730,076   892,291    109,200    100,025    95,481
Noninterest expense(1).....      742,477      760,163      721,907    250,651    284,680   299,963     58,650     52,275    55,558
Credit expense (income)....       63,854       53,410       48,582     73,329     98,916   120,619     14,086     13,948     7,268
                              ----------   ----------   ----------   --------   --------  --------   --------   --------   -------
Income (loss) before income      231,797      254,457      373,449    248,110    346,480   471,709     36,464     33,802    32,655
   tax expense (benefit)...
Income tax expense (benefit)      91,583       98,375      142,844     96,268    127,175   168,137     13,684     12,927    12,491
                              ----------   ----------   ----------   --------   --------  --------   --------   --------   -------
Net income.................   $  140,214   $  156,082   $  230,605   $151,842   $219,305  $303,572   $ 22,780   $ 20,875   $20,164
                              ==========   ==========   ==========   ========   ========  ========   ========   ========   =======
Total assets (DOLLARS IN
   MILLIONS):..............   $   10,604   $    9,148   $    9,441   $ 13,543    $17,420   $18,259   $  1,717   $  1,555    $1,571
                              ==========   ==========   ==========   ========   ========  ========   ========   ========   =======


                                         GLOBAL                                                         UNIONBANCAL
                                      MARKETS GROUP                     OTHER                           CORPORATION
                                YEARS ENDED DECEMBER 31,        YEARS ENDED DECEMBER 31,             YEARS ENDED DECEMBER 31,
                               ---------------------------   --------------------------------   ------------------------------------
                                 1998      1999      2000       1998        1999        2000         1998         1999         2000
                               ------    -------   -------   --------   --------   ----------   ----------   ----------   ----------

RESULTS OF OPERATIONS
   (DOLLARS
IN THOUSANDS):
Net interest income.......     $41,972   $60,884   $42,976   $ 57,747   $  17,930   $  55,392   $1,318,223   $1,415,833   $1,584,440
Noninterest income........      18,614    15,954    (7,083)    14,003       9,693       8,625      533,531      586,759      647,180

Total revenue.............      60,586    76,838    35,893     71,750      27,623      64,017    1,851,754    2,002,592    2,231,620
Noninterest expense(1)....      24,709    20,826    15,757     58,731     164,029      37,000    1,135,218    1,281,973    1,130,185
Credit expense (income)...          --        --        --   (106,269)   (101,274)    263,531       45,000       65,000      440,000

Income (loss) before            35,877    56,012    20,136    119,288     (35,132)   (236,514)     671,536      655,619      661,435
   income tax expense
   (benefit)..............
Income tax expense              13,958    21,517     7,702    (10,418)    (46,106)   (109,639)     205,075      213,888      221,535
   (benefit)..............

Net income................     $21,919   $34,495   $12,434   $129,706   $  10,974   $(126,875)  $  466,461   $  441,731     $439,900

Total assets (DOLLARS IN       $ 4,479   $ 3,776   $ 4,662   $  1,933   $   1,786   $   1,229   $   32,276   $   33,685   $   35,162
   MILLIONS):.............

-----------

(1)      "Other" includes 3rd quarter 1999  restructuring  charge of $85.0 million  ($55.2 million,  net of tax) and 2000 restructuring credits of $19.0 million ($11.8 million, net of taxes).


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 24--CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS


                                                                                               DECEMBER 31,
                                                                                        --------------------------
(DOLLARS IN THOUSANDS)                                                                     1999            2000
--------------------------------------------------------------------------------        ----------      ----------
ASSETS
   Cash and cash equivalents....................................................          $167,171        $126,371
   Investment in and advances to subsidiaries...................................         3,510,326       3,778,355
   Loans........................................................................                --           4,074
   Other assets.................................................................            17,072          10,311
                                                                                        ----------      ----------
      Total assets..............................................................        $3,694,569      $3,919,111
                                                                                        ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Commercial paper.............................................................           $97,985         $99,969
   Other liabilities............................................................            48,291          46,752
   Subordinated capital notes...................................................           200,000         200,000
   Junior subordinated debt payable to subsidiary grantor trust.................           360,825         360,825
                                                                                        ----------      ----------
      Total liabilities.........................................................           707,101         707,546
   Shareholders' equity.........................................................         2,987,468       3,211,565
                                                                                        ----------      ----------
      Total liabilities and shareholders' equity................................        $3,694,569      $3,919,111
                                                                                        ==========      ==========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 24--CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


CONDENSED STATEMENTS OF INCOME


                                                                                                   YEARS ENDED DECEMBER 31,
                                                                                             -----------------------------------
(DOLLARS IN THOUSANDS)                                                                          1998          1999         2000
---------------------------------------------------------------------------------------      --------      --------     --------
INCOME:
   Dividends from bank subsidiary......................................................       $98,159      $227,099     $283,471
   Dividends from nonbank subsidiaries.................................................        23,000            --       10,000
   Interest income on advances to subsidiaries and deposits in bank....................        11,744        15,120       18,850
   Other income........................................................................           404         1,292          458
                                                                                             --------      --------     --------
      Total income.....................................................................       133,307       243,511      312,779
                                                                                             --------      --------     --------
EXPENSE:
   Interest expense....................................................................        15,573        41,736       47,172
   Other expense, net..................................................................         2,706         3,203        3,313
                                                                                             --------      --------     --------
   Total expense.......................................................................        18,279        44,939       50,485
                                                                                             --------      --------     --------
   Income before income taxes and equity in undistributed net income of subsidiaries...       115,028       198,572      262,294
   Provision for credit losses.........................................................            --            --          (25)
   Income tax benefit..................................................................        (2,346)      (11,266)     (11,935)
                                                                                             --------      --------     --------
   Income before equity in undistributed net income of subsidiaries....................       117,374       209,838      274,204
   Equity in undistributed net income (loss) of subsidiaries:
      Bank subsidiary..................................................................       360,738       208,699      138,105
      Nonbank subsidiaries(1)..........................................................       (11,651)       23,194       27,591
                                                                                             --------      --------     --------
NET INCOME.............................................................................      $466,461      $441,731     $439,900
                                                                                             ========      ========     ========
-----------

(1) In 1998, the amount represents dividends distributed by nonbank subsidiaries in excess of their 1998 net income.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000


NOTE 24--CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS



                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                        ----------------------------------------
(DOLLARS IN THOUSANDS)                                                                    1998            1999            2000
---------------------------------------------------------------------------------       --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income....................................................................       $466,461        $441,731        $439,900
   Adjustments to reconcile net income to net cash provided by operating activities:
      Equity in undistributed net income of subsidiaries.........................       (349,087)       (231,893)       (165,696)
      Provision for credit losses................................................             --              --              25
      Other, net.................................................................         (6,007)            839           7,953
                                                                                        --------        --------        --------
        Net cash provided by operating activities................................        111,367         210,677         282,182
                                                                                        --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to subsidiaries......................................................        (34,747)        (79,370)        (43,704)
   Repayment of advances to subsidiaries.........................................         18,088           8,766          11,903
                                                                                        --------        --------        --------
        Net cash used by investing activities....................................        (16,659)        (70,604)        (31,801)
                                                                                        --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in short term borrowings..............................         99,958          (1,973)          1,984
   Maturity and redemption of subordinated capital notes and long term debt......        (50,000)             --              --
   Proceeds from issuance of junior subordinated debt payable to subsidiary
      grantor trust..............................................................             --         360,825              --
   Payments of cash dividends....................................................        (98,160)       (127,119)       (162,575)
   Repurchase of common stock....................................................             --        (328,662)       (130,642)
   Other, net....................................................................         10,598              51              52
                                                                                        --------        --------        --------
        Net cash used by financing activities....................................        (37,604)        (96,878)       (291,181)
                                                                                        --------        --------        --------
Net increase (decrease) in cash and due from banks...............................         57,104          43,195         (40,800)
Cash and due from banks at beginning of year.....................................         66,872         123,976         167,171
                                                                                        --------        --------        --------
Cash and due from banks at end of year...........................................       $123,976        $167,171        $126,371
                                                                                        ========        ========        ========
CASH PAID (RECEIVED) DURING THE YEAR FOR:
   Interest......................................................................       $ 16,056        $ 35,828        $ 44,327
   Income taxes..................................................................         (4,836)            137          26,704
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Dividends declared but unpaid.................................................       $ 33,300        $ 41,172        $ 39,824

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999, AND 2000

NOTE 25--SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Unaudited quarterly results are summarized as follows:



                                                                                    1999 QUARTERS ENDED
                                                                   -----------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                      MARCH 31      JUNE 30        SEPTEMBER 30       DECEMBER 31
------------------------------------------------------------       --------     --------        ------------       -----------
Interest income.............................................       $521,167     $530,978           $550,277          $572,348
Interest expense............................................        181,346      183,815            190,264           203,512
                                                                   --------     --------           --------          --------
Net interest income.........................................        339,821      347,163            360,013           368,836
Provision for credit losses.................................          5,000       10,000             20,000            30,000
Noninterest income..........................................        139,308      144,798            148,349           154,304
Noninterest expense.........................................        301,164      305,229            384,298           291,282
                                                                   --------     --------           --------          --------
Income before income taxes..................................        172,965      176,732            104,064           201,858
Income tax expense..........................................         54,470       62,005             32,483            64,930
                                                                   --------     --------           --------          --------
Net income..................................................       $118,495     $114,727           $ 71,581          $136,928
                                                                   ========     ========           ========          ========
Net income per common share--basic..........................       $   0.69     $   0.70           $   0.43          $   0.83
                                                                   ========     ========           ========          ========
Net income per common share--diluted........................       $   0.69     $   0.69           $   0.43          $   0.83
                                                                   ========     ========           ========          ========
Dividends per share(1)......................................       $   0.19     $   0.19           $   0.19          $   0.25
                                                                   ========     ========           ========          ========





                                                                                     2000 QUARTERS ENDED
                                                                   -----------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                      MARCH 31      JUNE 30        SEPTEMBER 30       DECEMBER 31
------------------------------------------------------------       --------     --------        ------------       -----------
Interest income.............................................       $597,816     $626,383           $640,481          $636,400
Interest expense............................................        212,294      230,091            236,496           237,759
                                                                   --------     --------           --------          --------
Net interest income.........................................        385,522      396,292            403,985           398,641
Provision for credit losses.................................         40,000       70,000             80,000           250,000
Noninterest income..........................................        152,010      173,070            168,928           153,172
Noninterest expense.........................................        256,038      282,319            291,378           300,450
                                                                   --------     --------           --------          --------
Income before income taxes..................................        241,494      217,043            201,535             1,363
Income tax expense (benefit)................................         83,023       75,628             69,959            (7,075)
                                                                   --------     --------           --------          --------
Net income..................................................       $158,471     $141,415           $131,576            $8,438
                                                                   ========     ========           ========          ========
Net income per common share--basic..........................       $   0.97     $   0.87           $   0.82          $   0.05
                                                                   ========     ========           ========          ========
Net income per common share--diluted........................       $   0.96     $   0.87           $   0.82          $   0.05
                                                                   ========     ========           ========          ========
Dividends per share(1)......................................       $   0.25     $   0.25           $   0.25          $   0.25
                                                                   ========     ========           ========          ========
-----------

(1) Dividends per share are based on the Company's common stock outstanding as of the declaration date.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                              MANAGEMENT STATEMENT



         The management of UnionBanCal Corporation is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and, as such, include amounts based on informed judgments and estimates made by management.

         We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with US GAAP. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the financial statements would be prevented or detected on a timely basis and corrected through the normal course of business. As of December 31, 2000, management believes that the internal controls are in place and operating effectively.

         The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of our management; it includes members with banking or related financial management expertise and who are not large customers of Union Bank of California, N.A. The Audit Committee has access to outside counsel. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring our financial, accounting, and auditing procedures in addition to reviewing our financial reports. The independent auditors and internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal controls for financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

         The financial statements have been audited by Deloitte & Touche LLP, independent auditors, who were given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate. The independent auditors' report is presented on page F-92.


                                        /s/ TAKAHIRO MORIGUCHI
                                        -------------------------------------
                                        Takahiro Moriguchi
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                        /s/ YOSHIHIKO SOMEYA
                                        -------------------------------------
                                        Yoshihiko Someya
                                        DEPUTY CHAIRMAN OF THE BOARD


                                        /s/ DAVID I. MATSON
                                        -------------------------------------
                                        David I. Matson
                                        EXECUTIVE VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER


                                        /s/ DAVID A. ANDERSON
                                        -------------------------------------
                                        David A. Anderson
                                        SENIOR VICE PRESIDENT AND CONTROLLER

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Directors of UnionBanCal Corporation:

         We have audited the accompanying consolidated balance sheets of UnionBanCal Corporation and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnionBanCal Corporation and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
-------------------------
Deloitte & Touche LLP

San Francisco, California
January 22, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, UnionBanCal Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        UNIONBANCAL CORPORATION
                                             (Registrant)


                                        By:/s/ TAKAHIRO MORIGUCHI
                                           -------------------------------------
                                           Takahiro Moriguchi
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                        By:/s/ DAVID I. MATSON
                                           -------------------------------------
                                           David I. Matson
                                           EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER


                                        By:/s/ DAVID A. ANDERSON
                                           -------------------------------------
                                           David A. Anderson
                                           SENIOR VICE PRESIDENT AND CONTROLLER


                                        Dated:  March 20, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of UnionBanCal Corporation and in the capacities and on the date indicated below.


SIGNATURE                                       TITLE
---------                                       -----



                *
---------------------------------               Director
David R. Andrews



---------------------------------               Director
L. Dale Crandall


                *
----------------------------------              Director
Richard D. Farman


                *
----------------------------------              Director
Stanley F. Farrar

SIGNATURE                                       TITLE
---------                                       -----


                *
----------------------------------              Director
Herman E. Gallegos


                *
----------------------------------              Director
Jack L. Hancock


                *
----------------------------------              Director
Richard C. Hartnack


                *
---------------------------------               Director
Kaoru Hayama


                *
----------------------------------              Director
Norimichi Kanari


                *
----------------------------------              Director
Satoru Kishi



----------------------------------              Director
Monica C. Lozano


                *
----------------------------------              Director
Mary S. Metz



----------------------------------              Director
Raymond E. Miles


                *
----------------------------------              Director
Takahiro Moriguchi



----------------------------------              Director
J. Fernando Niebla


                *
----------------------------------              Director
Sidney R. Petersen


                *
----------------------------------              Director
Carl W. Robertson

SIGNATURE                                       TITLE
---------                                       -----




----------------------------------              Director
Yoshihiko Someya


                *
----------------------------------              Director
Henry T. Swigert


                *
----------------------------------              Director
Robert M. Walker




----------------------------------              Director
Kenji Yoshizawa




* By /s/ JOHN H. MCGUCKIN, JR.
  ----------------------------
         John H. McGuckin, Jr.
         Attorney-in-Fact




Dated:  March 20, 2001