Form 10-Q
period 2001-03-31
UNIONBANCAL CORP
filed 2001-05-14
CIK 1011659

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                         Commission file number 0-28118

                             UnionBanCal Corporation

         CALIFORNIA                                 94-1234979
  (State of Incorporation)             (I.R.S. Employer Identification No.)

                              400 CALIFORNIA STREET
                      SAN FRANCISCO, CALIFORNIA 94104-1476

                  Registrant's telephone number (415) 765-2969

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Number of shares of Common Stock outstanding at April 30, 2001: 158,330,713

================================================================================


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES


                                TABLE OF CONTENTS




                                                                                                   PAGE

PART I
FINANCIAL INFORMATION
   Consolidated Financial Highlights:............................................................   2
   Item 1. Financial Statements:
      Condensed Consolidated Statements of Income................................................   3
      Condensed Consolidated Balance Sheets......................................................   4
      Condensed Consolidated Statements of Changes in Shareholders' Equity.......................   5
      Condensed Consolidated Statements of Cash Flows............................................   6
      Notes to Condensed Consolidated Financial Statements.......................................   7
   Item 2. Management's Discussion and Analysis:
      Introduction...............................................................................  14
      Summary....................................................................................  14
      Mission Excel..............................................................................  16
      Business Segments..........................................................................  17
      Net Interest Income........................................................................  25
      Noninterest Income.........................................................................  26
      Noninterest Expense........................................................................  28
      Income Tax Expense.........................................................................  28
      Loans......................................................................................  29
      Cross-border Outstandings..................................................................  30
      Provision for Credit Losses................................................................  31
      Allowance for Credit Losses................................................................  31
      Nonperforming Assets.......................................................................  35
      Loans 90 Days or More Past Due and Still Accruing..........................................  35
      Liquidity..................................................................................  35
      Regulatory Capital.........................................................................  36
      Certain Business Risk Factors..............................................................  37
   Item 3. Market Risk...........................................................................  40
PART II
   OTHER INFORMATION
   Item 4. Submission of Matters to a Vote of Security Holders...................................  41
   Item 6. Exhibits and Reports on Form 8-K......................................................  42
Signatures.......................................................................................  43

                         PART I. FINANCIAL INFORMATION


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)

                                                                                                          PERCENT CHANGE TO
                                                       FOR THE THREE MONTHS ENDED                        MARCH 31, 2001 FROM:
                                              -------------------------------------------------      -----------------------------
                                                MARCH 31,        DECEMBER 31,        MARCH 31,       MARCH 31,        DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)    2000               2000               2001            2000               2000
--------------------------------------------  -----------        ------------       -----------      ---------        ------------
RESULTS OF OPERATIONS:
   Net interest income(1)............         $   386,177        $   399,276        $   387,883           0.44%            (2.85)%
   Provision for credit losses.......              40,000            250,000            100,000         150.00            (60.00)
   Noninterest income................             152,010            153,172            180,807          18.94             18.04
   Noninterest expense, excluding
      restructuring credit...........             267,038            300,450            307,485          15.15              2.34
   Restructuring credit..............             (11,000)                --                 --        (100.00)%              nm
                                              -----------        -----------        -----------
   Income before income taxes(1).....             242,149              1,998            161,205         (33.43)          7968.32
   Taxable-equivalent adjustment.....                 655                635                622          (5.04)            (2.05)
   Income tax expense (benefit)......              83,023             (7,075)            53,296         (35.81)          (853.30)
                                              -----------        -----------        -----------
   Net income........................         $   158,471        $     8,438        $   107,287         (32.30)%         1171.47%
                                              ===========        ===========        ===========


PER COMMON SHARE:
   Net income--basic..................        $      0.97        $      0.05        $      0.68         (29.90)%         1260.00%
   Net income--diluted................               0.96               0.05               0.67         (30.21)          1240.00
   Dividends.........................                0.25               0.25               0.25             --                --
   Book value (end of period)........               18.73              20.17              21.02          12.23              4.21
   Common shares outstanding (end of
      period)........................         162,585,365        159,234,454        158,567,213          (2.47)            (0.42)
   Weighted average common shares
      outstanding--basic..............        163,803,054        159,654,638        158,893,347          (3.00)            (0.48)
   Weighted average common shares
      outstanding--diluted............        164,326,864        159,915,438        159,269,148          (3.08)            (0.40)
BALANCE SHEET (END OF PERIOD):
   Total assets......................         $33,616,363        $35,162,475        $35,823,362           6.57%             1.88%
   Total loans.......................          25,983,684         26,010,398         25,976,936          (0.03)            (0.13)
   Nonperforming assets..............             146,648            408,304            438,980         199.34              7.51
   Total deposits....................          25,906,727         27,283,183         27,208,128           5.02             (0.28)
   Subordinated capital notes........             298,000            200,000            200,000         (32.89)               --
   Trust preferred securities........             350,000            350,000            366,526           4.72              4.72
   Common equity.....................           3,045,474          3,211,565          3,332,998           9.44              3.78
BALANCE SHEET (PERIOD AVERAGE):
   Total assets......................         $33,021,747        $34,124,393        $34,427,990           4.26%             0.89%
   Total loans.......................          26,013,718         26,329,776         26,417,626           1.55              0.33
   Earning assets....................          29,827,086         30,713,743         31,067,895           4.16              1.15
   Total deposits....................          25,080,619         26,145,356         25,767,673           2.74             (1.44)
   Common equity.....................           3,014,743          3,272,286          3,337,940          10.72              2.01
FINANCIAL RATIOS:
   Return on average assets(2).......                1.93%              0.10%              1.26%
   Return on average common equity(2)               21.14               1.03              13.04
   Efficiency ratio(3)...............               47.58              54.40              54.07
   Net interest margin(1)............                5.20               5.18               5.04
   Dividend payout ratio.............               25.77             500.00              36.76
   Tangible equity ratio.............                8.90               9.01               9.16
   Tier 1 risk-based capital ratio...               10.11              10.24              10.49
   Total risk-based capital ratio....               11.96              12.07              12.32
   Leverage ratio....................               10.24              10.19              10.22
   Allowance for credit losses to
      total loans....................                1.86               2.36               2.47
   Allowance for credit losses to
      nonaccrual loans...............              334.63             153.48             149.09
   Net loans charged off to average
      total loans(2).................                0.42               2.44               1.10
   Nonperforming assets to total
      loans, distressed loans held
      for sale, and foreclosed assets                0.56               1.57               1.69
   Nonperforming assets to total
      assets.........................                0.44               1.16               1.23


-----------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)      Annualized.
(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.1) million in the fourth quarter of 2000, and none in the first quarters of 2000 and 2001.
nm       = not meaningful

ITEM 1.  FINANCIAL STATEMENTS



                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                                       FOR THE THREE MONTHS
                                                                                                          ENDED MARCH 31,
                                                                                                     ------------------------
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)                                                           2000            2001
-----------------------------------------------------------------------------------------------      --------        --------
   Loans.......................................................................................      $538,816        $536,489
   Securities..................................................................................        50,537          67,308
   Interest bearing deposits in banks..........................................................         2,184             966
   Federal funds sold and securities purchased under resale agreements.........................         3,019           1,029
   Trading account assets......................................................................         3,258           2,900
                                                                                                     --------        --------
      Total interest income....................................................................       597,814         608,692
                                                                                                     --------        --------
INTEREST EXPENSE
   Domestic deposits...........................................................................       127,589         135,117
   Foreign deposits............................................................................        26,925          25,543
   Federal funds purchased and securities sold under repurchase agreements.....................        18,524          25,800
   Commercial paper............................................................................        21,568          20,413
   Subordinated capital notes..................................................................         4,856           3,196
   UnionBanCal Corporation--obligated mandatorily redeemable preferred securities
      of subsidiary grantor trust..............................................................         6,884           6,022
   Other borrowed funds........................................................................         5,946           5,340
                                                                                                     --------        --------
      Total interest expense...................................................................       212,292         221,431

NET INTEREST INCOME............................................................................       385,522         387,261
   Provision for credit losses.................................................................        40,000         100,000
                                                                                                     --------        --------
      Net interest income after provision for credit losses....................................       345,522         287,261
                                                                                                     --------        --------
NONINTEREST INCOME
   Service charges on deposit accounts.........................................................        47,563          57,020
   Trust and investment management fees........................................................        38,800          39,681
   Merchant transaction processing fees........................................................        17,095          19,066
   International commissions and fees..........................................................        17,036          17,110
   Merchant banking fees.......................................................................        14,219           9,248
   Brokerage commissions and fees..............................................................         9,430           8,915
   Securities gains (losses), net..............................................................        (4,318)          2,266
   Other.......................................................................................        12,185          27,501
                                                                                                     --------        --------
      Total noninterest income.................................................................       152,010         180,807
                                                                                                     --------        --------
NONINTEREST EXPENSE
   Salaries and employee benefits..............................................................       139,194         164,487
   Net occupancy...............................................................................        22,684          22,759
   Equipment...................................................................................        15,294          15,798
   Merchant transaction processing.............................................................        11,716          12,914
   Communications..............................................................................        10,567          11,702
   Data processing.............................................................................         8,647           8,949
   Professional services.......................................................................         7,962           7,824
   Foreclosed asset expense (income)...........................................................           (35)             13
   Restructuring credit........................................................................       (11,000)             --
   Other.......................................................................................        51,009          63,039
                                                                                                     --------        --------
      Total noninterest expense................................................................       256,038         307,485
                                                                                                     --------        --------
   Income before income taxes..................................................................       241,494         160,583
   Income tax expense..........................................................................        83,023          53,296
                                                                                                     --------        --------
NET INCOME.....................................................................................      $158,471        $107,287
                                                                                                     ========        ========

NET INCOME PER COMMON SHARE--BASIC.............................................................      $   0.97        $   0.68
                                                                                                     ========        ========

NET INCOME PER COMMON SHARE--DILUTED...........................................................      $   0.96        $   0.67
                                                                                                     ========        ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC..............................................       163,803         158,893
                                                                                                     ========        ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED............................................       164,327         159,269
                                                                                                     ========        ========

     See accompanying notes to condensed consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    (UNAUDITED)                       (UNAUDITED)
                                                                                      MARCH 31,      DECEMBER 31,       MARCH 31,
(AMOUNTS IN THOUSANDS)                                                                  2000              2000            2001
----------------------------------------------------------------------------        -----------       -----------     -----------
ASSETS
Cash and due from banks.....................................................        $ 2,343,111       $ 2,957,103     $ 2,827,758
Interest bearing deposits in banks..........................................            164,439            73,936          60,083
Federal funds sold and securities purchased under resale agreements.........            323,800           291,940         744,500
                                                                                    -----------       -----------     -----------
   Total cash and cash equivalents..........................................          2,831,350         3,322,979       3,632,341
Trading account assets......................................................            285,928           339,695         385,772
Securities available for sale:
   Securities pledged as collateral.........................................                 --           593,686         310,933
   Held in portfolio........................................................          3,239,303         3,533,984       4,160,742
Securities held to maturity (market value: March 31, 2000, $24,580;
   December 31, 2000, $23,302)..............................................             25,808            23,529              --
Loans (net of allowance for credit losses: March 31, 2000, $483,206;
   December 31, 2000, $613,902; March 31, 2001, $642,334)...................         25,500,478        25,396,496      25,334,602
Due from customers on acceptances...........................................            243,201           268,116         225,081
Premises and equipment, net.................................................            423,751           474,279         480,232
Other assets................................................................          1,066,544         1,209,711       1,293,659
                                                                                    -----------       -----------     -----------
   Total assets.............................................................        $33,616,363       $35,162,475     $35,823,362
                                                                                    ===========       ===========     ===========

LIABILITIES
Domestic deposits:
   Noninterest bearing......................................................        $10,039,846        10,916,710     $10,966,658
   Interest bearing.........................................................         13,687,439        13,986,774      13,867,381
Foreign deposits:
   Noninterest bearing......................................................            386,461           323,783         260,686
   Interest bearing.........................................................          1,792,981         2,055,916       2,113,403
                                                                                    -----------       -----------     -----------
   Total deposits...........................................................         25,906,727        27,283,183      27,208,128
Federal funds purchased and securities sold under repurchase agreements.....          1,191,143         1,387,667       1,436,474
Commercial paper............................................................          1,488,055         1,385,771       1,437,467
Other borrowed funds........................................................            281,950           249,469         540,625
Acceptances outstanding.....................................................            243,201           268,116         225,081
Other liabilities...........................................................            811,813           826,704       1,076,063
Subordinated capital notes..................................................            298,000           200,000         200,000
UnionBanCal Corporation--obligated mandatorily redeemable preferred securities
   of subsidiary grantor trust..............................................            350,000           350,000         366,526
                                                                                    -----------       -----------     -----------
   Total liabilities........................................................         30,570,889        31,950,910      32,490,364
                                                                                    -----------       -----------     -----------
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock:
   Authorized 5,000,000 shares, no shares issued or outstanding as of
      March 31, 2000, December 31, 2000, and March 31, 2001.................                 --                --              --
Common stock--no stated value:
   Authorized 300,000,000 shares, issued 162,585,365 shares as of March 31,
      2000, 159,234,454 shares as of December 31, 2000, and 158,567,213
      shares as of March 31, 2001...........................................          1,349,007         1,275,587       1,256,085
Retained earnings...........................................................          1,743,590         1,906,093       1,974,095
Accumulated other comprehensive income (loss)...............................            (47,123)           29,885         102,818
                                                                                    -----------       -----------     -----------
   Total shareholders' equity...............................................          3,045,474         3,211,565       3,332,998
                                                                                    -----------       -----------     -----------
   Total liabilities and shareholders' equity...............................        $33,616,363       $35,162,475     $35,823,362
                                                                                    ===========       ===========     ===========


     See accompanying notes to condensed consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                                         --------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                             2000                           2001
--------------------------------------------------------------------     -------------------------      -------------------------
COMMON STOCK
   Balance, beginning of period.....................................     $1,404,155                     $1,275,587
   Dividend reinvestment plan.......................................              8                              8
   Deferred compensation--restricted stock awards...................            (38)                            (9)
   Stock options exercised..........................................            656                          2,070
   Common stock repurchased.........................................        (55,774)                       (21,571)
                                                                         ----------                     ----------
Balance, end of period..............................................     $1,349,007                     $1,256,085
                                                                         ----------                     ----------
RETAINED EARNINGS
   Balance, beginning of period.....................................     $1,625,263                     $1,906,093
   Net income.......................................................        158,471       $158,471         107,287       $107,287
   Dividends on common stock(1).....................................        (40,931)                       (39,671)
   Deferred compensation--restricted stock awards...................            787                            386
                                                                         ----------                     ----------
      Balance, end of period........................................     $1,743,590                     $1,974,095
                                                                         ----------                     ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Balance, beginning of period.....................................     $  (41,950)                    $   29,885
   Cumulative effect of accounting change (SFAS No. 133), net of tax
      expense of $13,754............................................                            --                         22,205
   Unrealized net gains on cash flow hedges, net of tax expense of
      $14,164 in the first three months of 2001.....................                            --                         22,866
   Less: reclassification adjustment for net gains on cash flow hedges included in net income, net of tax expense of $1,203 in
      the first three months of 2001................................                            --                         (1,943)
                                                                                                                         --------
   Net unrealized gains on cash flow hedges.........................                                                       20,923
                                                                                                                         --------
   Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax expense (benefit)
      of $(5,203) and $19,689 in the first three months of 2000 and
      2001, respectively............................................                        (8,399)                        31,785
   Less: reclassification adjustment for losses (gains)on securities available for sale included in net income, net of tax expense
      (benefit) of $(1,652) and $867 in the first three months of
      2000 and 2001, respectively...................................                         2,666                         (1,399)
                                                                                          --------                       --------
   Net unrealized gains (losses) on securities available for sale...                        (5,733)                        30,386
   Foreign currency translation adjustment, net of tax expense
      (benefit) of $347 and $(360) in the first three months of 2000
      and 2001, respectively........................................                           560                           (581)
   Minimum pension liability adjustment, net of tax expense of $0 in
      the first quarters of 2000 and 2001...........................                            --                             --
                                                                                          --------                       --------
   Other comprehensive income (loss)................................         (5,173)        (5,173)         72,933         72,933
                                                                         ----------       --------      ----------       --------
   Total comprehensive income.......................................                      $153,298                       $180,220
                                                                                          ========                       ========
      Balance, end of period........................................     $  (47,123)                    $  102,818
                                                                         ----------                     ----------
        TOTAL SHAREHOLDERS' EQUITY..................................     $3,045,474                     $3,332,998
                                                                         ==========                     ==========
-----------

(1) Dividends per share were $0.25 for the first three months of 2000 and 2001. Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

See accompanying notes to condensed consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                       FOR THE THREE MONTHS
                                                                                                           ENDED MARCH 31,
                                                                                                    --------------------------
(DOLLARS IN THOUSANDS)                                                                                  2000            2001
-----------------------------------------------------------------------------------------------     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..................................................................................     $  158,471      $  107,287
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for credit losses..............................................................         40,000         100,000
      Depreciation, amortization and accretion.................................................         19,410          19,693
      Provision for deferred income taxes......................................................         22,991           6,192
      Loss (gain) on sales of securities available for sale....................................          4,318          (2,266)
      Utilization in excess of restructuring charge............................................        (24,061)         (4,282)
      Net increase in trading account assets...................................................       (105,993)        (46,077)
      Other, net...............................................................................        (19,596)        189,764
                                                                                                    ----------      ----------
      Total adjustments........................................................................        (62,931)        263,024
                                                                                                    ----------      ----------
   Net cash provided by operating activities...................................................         95,540         370,311
                                                                                                    ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale........................................        289,859         224,833
   Proceeds from matured and called securities available for sale..............................        197,215         170,854
   Purchases of securities available for sale..................................................       (529,499)       (667,367)
   Proceeds from matured and called securities held to maturity................................         20,723              --
   Net increase in loans.......................................................................        (98,078)        (38,349)
   Other, net..................................................................................        (15,188)        (19,429)
                                                                                                    ----------      ----------
      Net cash used in investing activities....................................................       (134,968)       (329,458)
                                                                                                    ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in deposits....................................................................       (349,880)        (75,055)
   Net increase in federal funds purchased and securities sold under repurchase agreements.....         34,344          48,807
   Net increase in commercial paper and other borrowed funds...................................        121,251         342,852
   Common stock repurchased....................................................................        (55,774)        (21,571)
   Payments of cash dividends..................................................................        (41,172)        (39,824)
   Other, net..................................................................................          1,224          18,023
                                                                                                    ----------      ----------
      Net cash provided by (used in) financing activities......................................       (290,007)        273,232
                                                                                                    ----------      ----------
Net increase (decrease) in cash and cash equivalents...........................................       (329,435)        314,085
Cash and cash equivalents at beginning of period...............................................      3,158,133       3,322,979
Effect of exchange rate changes on cash and cash equivalents...................................          2,652          (4,723)
                                                                                                    ----------      ----------
Cash and cash equivalents at end of period.....................................................     $2,831,350      $3,632,341
                                                                                                    ==========      ==========
CASH PAID (RECEIVED) DURING THE PERIOD FOR:
   Interest....................................................................................       $222,439        $250,846
   Income taxes................................................................................       (126,441)         (7,853)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Loans transferred to foreclosed assets (OREO) and/or distressed loans held for sale.........           $706          $7,391
   Securities transferred from held to maturity to available for sale..........................             --          23,529
   Dividends declared but unpaid...............................................................         40,931          39,671


See accompanying notes to condensed consolidated financial statements.

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2000. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

         The Company completed the repurchase of $69 million in common stock between July 2000 through March 2001, under a stock repurchase plan authorized in July 2000. In April 2001, the Company announced an additional $100 million stock repurchase plan. At March 31, 2001, The Bank of Tokyo-Mitsubishi, Ltd.
(BTM) owned 67 percent of the Company.

         On January 1, 2000, the Company changed the method it uses to calculate the market-related value of its pension plan assets. This change increased the value of plan assets on which the expected returns are based and, therefore, results in lower net periodic pension cost. This change in methodology resulted in a one-time credit to salaries and employee benefits of $16.0 million. The impact on future years is not considered significant.

         Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

         DERIVATIVE INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING

         The Company enters into a variety of derivative contracts as a means of reducing interest rate and foreign exchange exposures. At inception, these contracts, i.e., hedging instruments, are evaluated in order to determine if they qualify for hedge accounting. Additionally, the hedging instrument must be highly effective in achieving offsetting changes in the hedge instrument and the hedged item attributable to the risk being hedged. Any ineffectiveness, which arises during the hedging relationship, is recognized in noninterest expense in the period in which it arises. All qualifying hedges are valued at fair value and included in other assets or other liabilities. For fair value hedges of interest bearing assets or liabilities, the change in the fair value of the hedged item and the hedging instrument to the extent effective is recognized in net interest income. For all other fair value hedges, the changes in the fair value of the hedged item and the hedging instrument are recognized in noninterest income. For cash flow hedges, the unrealized changes in fair value are recognized in other comprehensive income. Amounts realized on cash flow hedges related to variable rate loans are recognized in net interest income in the period when the cash flow from the hedged item is realized. The fair value of cash flow hedges related to forecasted transactions is recognized in noninterest expense in the period when the forecasted transaction occurs.

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140), which replaces SFAS No. 125. The Statement revises the standards for accounting for the securitization and other transfers of financial assets and collateral, and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes that adopting these components of SFAS No. 140 will not have a material impact on the Company's financial position or results of operations. SFAS No. 140 must be applied prospectively. For recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral, this Statement was adopted as of December 31, 2000 and did not have a material impact on the Company's financial position.

NOTE 3--EARNINGS PER SHARE

         Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2000 and 2001:


                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                         -------------------------------------------------
                                                                                 2000                        2001
                                                                         ----------------------      ---------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                              BASIC       DILUTED         BASIC      DILUTED
---------------------------------------------------------------------    --------      --------      --------     --------
Net Income...........................................................    $158,471      $158,471      $107,287     $107,287
                                                                         ========      ========      ========     ========
Weighted average common shares outstanding...........................     163,803       163,803       158,893      158,893
Additional shares due to:
Assumed conversion of dilutive stock options.........................          --           524            --          376
                                                                         --------      --------      --------     --------
Adjusted weighted average common shares outstanding..................     163,803       164,327       158,893      159,269
                                                                         ========      ========      ========     ========
Net income per share.................................................       $0.97         $0.96         $0.68        $0.67
                                                                         ========      ========      ========     ========

NOTE 4--COMPREHENSIVE INCOME

         The following table presents a summary of the components of accumulated other comprehensive income (loss):


                                             NET UNREALIZED GAINS
                                            (LOSSES) ON SECURITIES             FOREIGN CURRENCY               NET UNREALIZED GAINS
                                              AVAILABLE FOR SALE            TRANSLATION ADJUSTMENT             ON CASH FLOW HEDGES
                                            -----------------------        -------------------------          ----------------------
                                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                            ----------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                         2000           2001           2000            2001               2000          2001
-----------------------------------         ---------       -------        --------        ---------           ------        -------
Beginning balance..................         $(32,548)       $41,879        $(8,713)        $(11,191)           $   --        $    --
Cumulative effect of accounting
   change, net of tax..............               --             --             --               --                --         22,205
Change during the period...........           (5,733)        30,386            560             (581)               --         20,923
                                            ---------       -------        --------        ---------           ------        -------
Ending balance.....................         $(38,281)       $72,265        $(8,153)        $(11,772)           $   --        $43,128
                                            =========       =======        ========        =========           ======        =======


                                                                        MINIMUM PENSION               ACCUMULATED OTHER
                                                                      LIABILITY ADJUSTMENT          COMPREHENSIVE INCOME
                                                                                                           (LOSS)
                                                                      --------------------       -------------------------
                                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------------------------------
(DOLLARS IN THOUSANDS)                                                 2000           2001           2000            2001
--------------------------------------------------------------        ------        ------       ---------        --------
Beginning balance.............................................        $(689)        $(803)       $(41,950)        $ 29,885
Cumulative effect of accounting change, net of tax............           --            --              --           22,205
Change during the period......................................           --            --          (5,173)          50,728
                                                                      ------        ------       ---------        --------
Ending balance................................................        $(689)        $(803)       $(47,123)        $102,818
                                                                      ======        ======       =========        ========


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

         The information, set forth in the table on the following page, reflects selected income statement items and a selected balance sheet item by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

         The information in this table is derived from the internal management reporting system used by management to measure the performance of the segments and the Company overall. The management reporting system assigns balance sheet and income statement items to each segment based on internal management accounting policies. Net interest income is determined by the Company's internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to a segment are assigned to that business, other than restructuring charges (credits). Indirect costs, such as overhead, operations, and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Under the Company's risk-adjusted return on capital (RAROC) methodology, credit expense is charged to business segments based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit, market and operational risks.

         "Other" is comprised of goodwill, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent amounts, the amount of the provision for credit losses (over)/under the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and loan loss reserve, and the residual costs of support groups, as well as certain nonrecurring items such as restructuring charges (credits). In addition, it includes two units, the Credit Management Group, which manages nonperforming assets, and the Pacific Rim Corporate Group, which offers financial products to Asian-owned subsidiaries located in the U.S.


                                        COMMUNITY BANKING
                                          AND INVESTMENT                COMMERCIAL FINANCIAL                INTERNATIONAL
                                          SERVICES GROUP                   SERVICES GROUP                   BANKING GROUP
                                      ------------------------        -------------------------         -----------------------
                                                       AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                      -----------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                  2000            2001            2000             2001            2000            2001
--------------------------------      --------        --------        --------         --------         -------         -------
RESULTS OF OPERATIONS:
Total revenue(1)................      $273,232        $267,314        $217,477         $220,656         $26,052         $25,126
Net income (loss)...............      $ 54,331        $ 47,074        $ 76,378         $ 74,297         $ 6,264         $ 6,532
Total assets at period end
   (dollars in millions)........      $  8,877        $  9,504        $ 18,413         $ 17,858         $ 1,525         $ 1,377


                                             GLOBAL                                                          UNIONBANCAL
                                          MARKETS GROUP                         OTHER                        CORPORATION
                                      ------------------------        -------------------------         -----------------------
                                                       AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                      -----------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                  2000            2001            2000             2001            2000            2001
--------------------------------      --------        --------        --------         --------         -------         -------
RESULTS OF OPERATIONS:
Total revenue(1)................      $ 2,562         $ 18,883        $ 18,209         $ 36,089         $537,532        $568,068
Net income (loss)...............      $  (912)        $  3,400        $ 22,410         $(24,016)        $158,471        $107,287
Total assets at period end
   (dollars in millions)........      $ 3,763         $  5,596        $  1,038         $  1,488         $ 33,616        $ 35,823
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

         The table, which follows, provides details of the restructuring related reserve:


                                                                                    OCCUPANCY
(DOLLARS IN THOUSANDS)                                               PERSONNEL      AND OTHER      TOTAL
----------------------------------------------------------------     ---------      ---------     --------
Balances at December 31, 2000...................................     $  14,363      $   1,710     $ 16,073
Less: Utilization
      Cash......................................................         4,102            160        4,262
      Noncash...................................................            --             20           20
                                                                     ---------      ---------     --------
        Total utilization.......................................         4,102            180        4,282
                                                                     ---------      ---------     --------
Balances at March 31, 2001......................................     $  10,261      $   1,530     $ 11,791
                                                                     =========      =========     ========

         Personnel expense consists of severance and related benefits to be paid under the Company's enhanced severance plans. At the completion of Mission Excel, the Company expects to have terminated approximately 745 employees. From August 16, 1999 to March 31, 2001, 700 employees were terminated under the plan. Occupancy and other consists of lease termination costs and professional services costs incurred during the assessment phase of the project.

NOTE 7--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING

         On January 1, 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. All derivatives, whether designated as a hedge, or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and be expected to be effective throughout the life of the hedge. Derivative instruments that do not qualify as either a fair value or cash flow hedge are valued at fair value and classified as trading account assets with the resultant gain or loss recognized in current earnings. The adoption of SFAS No. 133 resulted in the recognition of a loss of $6 million ($4 million, net of tax), which is included in noninterest expense. Additionally, the adoption of SFAS No. 133 resulted in a cumulative effect of a change in accounting principle on accumulated other comprehensive income, net of tax, of $22 million unrealized gain.

         Derivative positions are integral components of the Company's designated asset and liability management activities. The Company uses interest rate derivative instruments as part of its management of asset and liability positions. Derivatives are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans and trust preferred securities.

NOTE 7--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

         CASH FLOW HEDGES

         HEDGING STRATEGIES FOR VARIABLE RATE LOANS

         The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, i.e., US dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument is identical. Cash flow hedging strategies include the utilization of purchased floor and corridor options and interest rate swaps. The maximum length of time over which the Company is hedging these exposures is March 12, 2004.

         The Company uses purchased interest rate floors to hedge the variable cash flows associated with 1-month LIBOR or 3-month LIBOR indexed loans. Payments received under the floor contract offset the decline in loan interest income caused by the relevant LIBOR index falling below the floor's strike rate.

         The Company uses interest rate corridors to hedge the variable cash flows associated with 1-month LIBOR or 3-month LIBOR indexed loans. Net payments to be received under the floor corridor contracts offset the decline in loan interest income caused by the relevant LIBOR index falling below the corridor's upper strike rate, but only to the extent the index falls to the lower strike rate. The corridor will not provide protection from declines in LIBOR to the extent it falls below the corridor's lower strike rate.

         The Company uses interest rate swaps to hedge the variable cash flows associated with 1-month LIBOR or 3-month LIBOR indexed loan portfolio. Payments to be received (or paid) under the swap contracts will offset the fluctuations in loan interest income caused by changes in the relevant LIBOR index. As such, these instruments hedge all fluctuations in the loans' interest income caused by changes in LIBOR.

         Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans, the index and repricing frequencies of the hedge matches those of the loans, and the period in which the designated hedged cash flows occur is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans. During the first quarter of 2001, the Company recognized a net loss of $3.7 million due to the ineffectiveness, most of which related to the portion of the options that are being excluded from the assessment of hedge effectiveness.

         For cash flow hedges, based upon amounts included in accumulated other comprehensive income, the Company expects to recognize an increase of $15.5 million in net interest income during 2001. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to March 31, 2001.

         FAIR VALUE HEDGES

         HEDGING STRATEGIES FOR UNIONBANCAL CORPORATION--OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUSTS (TRUST PREFERRED SECURITIES)

         The Company engages in an interest rate hedging strategy in which an interest rate swap is associated with a specific interest bearing liability, UnionBanCal Corporation's Trust Preferred Securities in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigates the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, US dollar LIBOR.

NOTE 7--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)
         Fair value hedging transactions are structured at inception so that the notional amounts of the swap match an associated principal amount of the Trust Preferred Securities. The interest payment dates, the expiration date, and the embedded call option of the swap match those of the Trust Preferred Securities. The ineffectiveness on the fair value hedges during the first quarter of 2001 was immaterial.

         The following table reflects summary information on derivative contracts, and the associated hedged item for fair value hedges, used to hedge the Company's risk as of March 31, 2001. Amounts included in the fair value column for cash flow hedges do not include gains or losses or the fair value of the underlying asset being hedged. Notional amounts are not exchanged, but serve as a point of reference for calculating payments.


                                                                                      MARCH 31, 2001
                                                                -----------------------------------------------------------
                                                                PRINCIPAL/
                                                                 NOTIONAL        UNREALIZED      UNREALIZED       ESTIMATED
(DOLLARS IN THOUSANDS)                                           AMOUNTS            GAINS          LOSSES         FAIR VALUE
------------------------------------------------------------    ----------       ----------      ----------      -----------
HELD FOR ASSET AND LIABILITY MANAGEMENT PURPOSES
Fair Value Hedges:
   Swap contracts:
      Pay variable/receive fixed............................    $  200,000          $14,382                       $ (14,382)
   Trust preferred securities...............................       200,000                         $ 16,526         216,526
Cash flow Hedges:
   Interest rate contracts:
      Floors purchased......................................     1,350,000           44,527                          44,527
      Floors written........................................       500,000                            6,632          (6,632)
   Swap contracts:
      Pay variable/receive fixed............................     1,180,000           32,568                          32,568
-----------

         OTHER

         The Company uses foreign currency forward contracts as a means of managing foreign exchange rate risk associated with assets and/or liabilities denominated in foreign currencies. The Company values the contracts at fair value and the assets and liabilities at the spot rate, with the resultant gain or loss recognized in noninterest income.

NOTE 8--SUBSEQUENT EVENT

         On April 25, 2001, the Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock. The dividend will be paid on July 6, 2001 to shareholders of record as of June 8, 2001.

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

         THERE ARE NUMEROUS RISKS AND UNCERTAINTIES THAT COULD AND WILL CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE DISCUSSED IN OUR FORWARD-LOOKING STATEMENTS. MANY OF THESE FACTORS ARE BEYOND OUR ABILITY TO CONTROL OR PREDICT AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR PROSPECTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS' ADVERSE ECONOMIC CONDITIONS IN CALIFORNIA (INCLUDING PROBLEMS ARISING FROM THE CALIFORNIA ENERGY CRISIS), ADVERSE ECONOMIC CONDITIONS AFFECTING CERTAIN INDUSTRIES, FLUCTUATIONS IN INTEREST RATES, THE CONTROLLING INTEREST IN US BY THE BANK OF TOKYO-MITSUBISHI, LTD., COMPETITION IN THE BANKING INDUSTRY, RESTRICTIONS ON DIVIDENDS, ADVERSE EFFECTS OF CURRENT AND FUTURE BANKING RULES, REGULATIONS AND LEGISLATION, AND RISKS ASSOCIATED WITH VARIOUS STRATEGIES WE MAY PURSUE, INCLUDING POTENTIAL ACQUISITIONS, DIVESTITURES AND RESTRUCTURINGS. SEE ALSO THE SECTION ENTITLED "CERTAIN BUSINESS RISK FACTORS" ON PAGE 37.

INTRODUCTION

         We are a California-based, commercial bank holding company with consolidated assets of $35.8 billion at March 31, 2001. At March 31, 2001, Union Bank of California, N.A. was the third largest commercial bank in California, based on total assets and total deposits in California.

         UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A., (the Bank) was created on April 1, 1996 by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control, similar to a pooling of interests.

         The Company completed the repurchase of $69 million in common stock between July 2000 and March 2001, under a stock repurchase plan authorized in July 2000. In April 2001, the Company announced an additional $100 million stock repurchase plan. At March 31, 2001, The Bank of Tokyo-Mitsubishi, Ltd. (BTM) owned 67 percent of the Company.

         Our interim financial information should be read in conjunction with our Form 10-K for the year ended December 31, 2000. Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

SUMMARY

         To facilitate the discussion of the results of operations, the following table includes certain pro forma earnings disclosures and ratios. These presentations supplement the Consolidated Statements of Income on page 3, which are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), by excluding the effects of the restructuring credit recorded in the first and second quarters of 2000. Management believes that it is meaningful to understand the operating results and trends excluding this item and, therefore, has included information in this table and in the management's discussion and analysis which follows, that presents income excluding this item and related pro forma ratio and per share calculations.


                                                                                           FOR THE THREE MONTHS
                                                                                             ENDED MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHAREDATA)                                                2000         2001
-----------------------------------------------------------------------------------       --------     --------
INCOME BEFORE INCOME TAXES.........................................................       $242,149     $161,205
   Restructuring credit............................................................        (11,000)          --
   Taxable equivalent adjustment...................................................           (655)        (622)
   Income tax expense(1)...........................................................        (78,878)     (53,296)
                                                                                          --------     --------
PRO FORMA EARNINGS.................................................................       $151,616     $107,287
                                                                                          ========     ========


PER COMMON SHARE, EXCLUDING RESTRUCTURING CREDIT
   Pro forma earnings (basic)......................................................          $0.93        $0.68
   Pro forma earnings (diluted)....................................................           0.92         0.67
SELECTED FINANCIAL RATIOS, EXCLUDING RESTRUCTURING CREDIT
   Pro forma return on average assets..............................................           1.85%        1.26%
   Pro forma return on average common equity.......................................          19.86        13.04
   Pro forma efficiency ratio(2)...................................................          49.62        54.07
   Pro forma dividend payout ratio.................................................          26.88        36.76
-----------

(1) Includes the income tax expense effect of $4.145 million related to the restructuring credit.

(2) The pro forma efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and restructuring credit, as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was ($0.035) million in the first quarter of 2000 and $0.013 million in the first quarter of 2001.

         Reported net income was $107.3 million, or $0.67 per diluted common share, in the first quarter of 2001, compared with $158.5 million, or $0.96 per diluted common share, in the first quarter of 2000. Pro forma net earnings was $107.3 million, or $0.67 per diluted common share, in the first quarter of 2001 compared to $151.6 million, or $0.92 per diluted common share, in the first quarter of 2000, which excluded the effects of the $11 million restructuring credit ($6.9 million net of tax), which was recorded in the first quarter of 2000. This decrease in pro forma diluted earnings per share of 27 percent below the first quarter of 2000 was due to a $60.0 million, or 150 percent, increase in provision for credit losses, a $40.4 million, or 15 percent, increase in noninterest expense, partially offset by a $28.8 million, or 19 percent, increase in noninterest income, a $1.7 million, or 0.4 percent, increase in net interest income (on a taxable-equivalent basis), and a one percentage point decrease in the effective tax rate. Other highlights of the first quarter of 2001 include:

         o Net interest income, on a taxable-equivalent basis, was $387.9 million in the first quarter of 2001, an increase of $1.7 million, or 0.4 percent, over the first quarter of 2000. Net interest margin in the first quarter of 2001 was 5.04 percent, a decrease of 16 basis points from the first quarter of 2000.

         o Noninterest income was $180.8 million in the first quarter of 2001, an increase of $28.8 million, or 19 percent, from the first quarter of 2000. Other noninterest income, including a $20.7 million gain recognized on the exchange of our STAR system stock, increased $16.5 million, or 34 percent, service charges on deposit accounts grew $9.5 million, or 20 percent, merchant transaction processing fees increased $2.0 million, or 12 percent, and trust and investment management fees rose $0.9 million, or 2 percent. In addition, we reduced our residual values in our auto lease portfolio by $17.3 million and $12.5 million in the first quarter of 2001 and 2000, respectively.

         o A provision for credit losses of $100.0 million was recorded in the first quarter of 2001, compared with $40.0 million in the first quarter of 2000. This resulted from management's regular assessment of overall credit quality, loan portfolio composition, business and economic conditions in relation to the level of the allowance for credit losses. The allowance for credit losses was $642.3 million, or 149 percent of total nonaccrual loans, at March 31, 2001, compared with $483.2 million, or 335 percent of total nonaccrual loans, at March 31, 2000.

         o Noninterest expense was $307.5 million in the first quarter of 2001, an increase of $40.4 million, or 15 percent, over the first quarter of 2000, excluding the restructuring credit in the first quarter of 2000. Salaries and employee benefits increased $25.3 million, or 18 percent, primarily due to a $16.0 million one-time credit for an accounting methodology change in recognizing pension expense in 2000, and other noninterest expense increased $15.2 million, or 12 percent.

         o Income tax expense in the first quarter of 2001 was $53.3 million, a 33 percent effective tax rate. For the first quarter of 2000, the effective income tax rate was 34 percent. The decrease in the year-over-year effective tax rate was primarily attributed to an increase in low income housing tax credits in the first quarter of 2001.

         o Reported return on average assets was 1.26 percent and return on average common equity was 13.04 percent at March 31, 2001. In the first quarter of 2001, our pro forma return on average assets decreased to 1.26 percent from 1.85 percent a year earlier, and our pro forma return on average common equity decreased to 13.04 percent from 19.86 percent a year earlier.

         o Total loans at March 31, 2001 were $26.0 billion, a decrease of $6.7 million, or 0.03 percent, over March 31, 2000.

         o Nonperforming assets increased $292.3 million, or 199 percent, from March 31, 2000 to $439.0 million at March 31, 2001. Nonperforming assets as a percentage of total assets increased to 1.23 percent at March 31, 2001, compared with 0.44 percent one year earlier. Total nonaccrual loans were $430.8 million at March 31, 2001, compared with $144.4 million at March 31, 2000, resulting in an increase in the ratio of nonaccrual loans to total loans from 0.56 percent at March 31, 2000 to 1.66 percent at March 31, 2001.

         o Our Tier 1 and total risk-based capital ratios were 10.49 percent and 12.32 percent, respectively, at March 31, 2001, compared with
            10.11 percent and 11.96 percent, respectively, at March 31, 2000. Our leverage ratio was 10.22 percent at March 31, 2001 compared with
            10.24 percent at March 31, 2000.

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

         At the completion of the plan, we currently expect to sever approximately 745 employees who are not concentrated in any group or class of staff. Of the total, 700 employees have been severed as of March 31, 2001 and the remaining 45 employees are expected to be severed prior to December 31, 2001.

         The following table presents the restructuring reserve for the period, the cash and noncash utilization of the reserve, and the resulting balance as of March 31, 2001.


(DOLLARS IN THOUSANDS)                                                  TOTAL
----------------------------------------------------------------      --------
Balance at December 31, 2000....................................      $ 16,073
Less: Utilization for the period:
   Cash.........................................................         4,262
   Noncash......................................................            20
                                                                      --------
Balance at March 31, 2001.......................................      $ 11,791
                                                                      ========

BUSINESS SEGMENTS

         We segregate our operations into four primary business units for the purpose of management reporting, as shown in the table on the following page. The results show the financial performance of our major business units.

         The Risk Adjusted Return on Capital (RAROC) methodology used seeks to attribute economic capital to business units consistent with the level of risk they assume. These risks are primarily credit risk, market risk and operational risk. Credit risk is the potential loss in economic value due to the likelihood that the obligor will not perform as agreed. Market risk is the potential loss in fair value due to changes in interest rates, currency rates and volatilities. Operational risk is the potential loss due to failures in internal control, system failures, or external events.

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

         The RAROC measurement methodology recognizes credit loss expense for expected losses arising from credit risk and attributes economic capital related to unexpected losses arising from credit, market and operational risks. As a result of the methodology used by the RAROC model to calculate expected losses, differences between the provision for credit losses and credit expense in any one period could be significant. However, over an economic cycle, the cumulative provision for credit losses and credit expense for expected losses should be substantially the same. Business unit results are based on an internal management reporting system used by management to measure the performance of the units and UnionBanCal Corporation as a whole. The management reporting system identifies balance sheet and income statement items to each business unit based on internal management accounting policies. Net interest income is determined using our internal funds transfer pricing system, which assigns a cost of funds to assets or a credit for funds to liabilities and capital, based on their type, maturity or repricing characteristics. Noninterest income and expense directly or indirectly attributable to a business unit are assigned to that business.

                                                       COMMUNITY BANKING
                                                        AND INVESTMENT          COMMERCIAL FINANCIAL           INTERNATIONAL
                                                        SERVICES GROUP             SERVICES GROUP              BANKING GROUP
                                                    ----------------------     ----------------------      ---------------------
                                                                   AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------------------------------------------------------
                                                      2000          2001         2000          2001          2000         2001
                                                    --------      --------     --------      --------      --------     --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
   Net interest income...........................   $177,605      $171,710     $175,783      $177,304      $  8,623     $  9,988
   Noninterest income............................     95,627        95,604       41,694        43,352        17,429       15,138
                                                    --------      --------     --------      --------      --------     --------
   Total revenue.................................    273,232       267,314      217,477       220,656        26,052       25,126
   Noninterest expense(2)........................    173,356       178,471       69,991        74,416        13,026       13,374
   Credit expense (income).......................     11,891        12,610       28,302        32,493         2,882        1,174
                                                    --------      --------     --------      --------      --------     --------
   Income before income tax
     expense (benefit)...........................     87,985        76,233      119,184       113,747        10,144       10,578
   Income tax expense (benefit)..................     33,654        29,159       42,806        39,450         3,880        4,046
                                                    --------      --------     --------      --------      --------     --------
   Net income (loss).............................   $ 54,331      $ 47,074     $ 76,378      $ 74,297      $  6,264     $  6,532
                                                    ========      ========     ========      ========      ========     ========

AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(1)................................   $  8,002      $  8,449     $ 16,461      $ 16,546      $    993     $    969
   Total assets..................................      8,967         9,439       18,127        18,383         1,564        1,425
   Total deposits(1).............................     14,399        14,001        5,988         6,801           892        1,413
FINANCIAL RATIOS:
   Return on risk adjusted capital...............         45%           33%          22%           17%           22%          29%
   Return on average assets......................       2.44          2.02         1.69          1.64          1.61         1.86
   Efficiency ratio(3)...........................      63.45         66.76        32.18         33.72         50.00        53.23

                                                            GLOBAL                                              UNIONBANCAL
                                                         MARKETS GROUP                 OTHER                    CORPORATION
                                                    ----------------------     ----------------------      ---------------------
                                                                   AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------------------------------------------------------
                                                      2000          2001         2000          2001          2000         2001
                                                    --------      --------     --------      --------      --------     --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
   Net interest income...........................   $ 12,731      $ 14,924     $ 10,780      $ 13,335      $385,522     $387,261
   Noninterest income............................    (10,169)        3,959        7,429        22,754       152,010      180,807
                                                    --------      --------     --------      --------      --------     --------
   Total revenue.................................      2,562        18,883       18,209        36,089       537,532      568,068
   Noninterest expense(2)........................      4,039        13,377       (4,374)       27,847       256,038      307,485
   Credit expense (income).......................         --            --       (3,075)       53,723        40,000      100,000
                                                    --------      --------     --------      --------      --------     --------
   Income before income tax
     expense (benefit)...........................     (1,477)        5,506       25,658       (45,481)      241,494      160,583
   Income tax expense (benefit)..................       (565)        2,106        3,248       (21,465)       83,023       53,296
                                                    --------      --------     --------      --------      --------     --------
   Net income (loss).............................   $   (912)     $  3,400     $ 22,410      $(24,016)     $158,471     $107,287
                                                    ========      ========     ========      ========      ========     ========
AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(1)................................   $     --      $     40     $    558      $    414      $ 26,014     $ 26,418
   Total assets..................................      3,507         4,471          857           710        33,022       34,428
   Total deposits(1).............................      3,431         2,766          371           787        25,081       25,768
FINANCIAL RATIOS:
   Return on risk adjusted capital...............         (2)%           7%          na            na            na           na
   Return on average assets......................      (0.10)         0.31           na            na          1.93%        1.26%
   Efficiency ratio(3)...........................     157.65         70.84           na            na         47.58        54.07
-----------

(1)      Represents   loans  and  deposits  for  each  business   segment  after
         allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2) "Other" includes first quarter 2000 restructuring credit of $11.0 million ($6.9 million, net of tax).

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was ($0.035) million in the first quarter of 2000 and $0.013 in the first quarter of 2001.

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

         In addition to our traditional network channels, the Community Banking and Investment Services Group announced earlier last year the establishment of an alliance with Navicert Financial Corp., doing business as NIX Check Cashing and Operation Hope designed to bring convenient banking services to a broader community. This alliance has allowed our small business and consumer clients access to a unique blend of financial services combining the NIX Check Cashing services, Union Bank of California Banking Services and Operation Hope small business education services. Checking and savings account services are available today through selected NIX Check Cashing locations with future services planned to include applications for consumer loans, credit cards, new and used car loans, home equity loans and residential mortgages. The NIX Check Cashing alliance complements our current network of 15 Cash and Save(R) outlets located throughout Southern and Central California.

         In the first quarter of 2001, net income decreased $7.3 million, or 13 percent, compared to 2000. Total revenue decreased $5.9 million, or 2 percent, compared to a year earlier mainly attributed to a 4 percent decrease in net interest income. Net interest income decreased $5.9 million over the prior year primarily due the recently declining interest rate environment. Noninterest expense increased $5.1 million, or 3 percent, compared to a year earlier with the majority of that increase attributed to higher salaries and employee benefits mainly due to annual average merit increases and severance expense related to the exiting of the automobile lease business.

         In 2001, the Community Banking and Investment Services Group will emphasize growth in the consumer asset portfolio, expanding wealth management services, extending the small business franchise and expanding the branch network. The strategy for growing the consumer asset portfolio will primarily focus on mortgage and home equity products, originated through the branch network, as well as indirectly. The Wealth Management division is focused on becoming the preferred provider of banking and investment products for affluent individuals in geographic areas already served by the Bank. This will be achieved through a combination of superior service, a broad product suite, an increased number of banking locations convenient to the targeted clientele and improved cross- selling programs. On January 31, 2001, we completed the acquisition of Copper Mountain Trust Company, which will enhance our growing custody and 401(k) administration businesses. Core elements of the initiative to extend the Bank's small business franchise include enhancing the sales force, increasing marketing activities, introducing new insurance and trade finance products, adding new locations, and developing online capabilities to complement physical distribution. Expansion of the distribution network will be achieved through acquisitions and de novo branching. Expansion opportunities exist in both Southern California, where we have a particularly strong presence, and Northern California.

         The Community Banking and Investment Services Group is comprised of three major divisions: Community Banking, Wealth Management, and Institutional Services and Asset Management.

         COMMUNITY BANKING serves over one million consumer households and businesses through its 244 full-service branches in California, 6 full-service branches in Oregon and Washington, 3 full-service branches in Guam and Saipan and its network of 442 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our Bank@Home product at www.UBOC.com. In addition, the division offers automated teller and point-of-sale debit services through our membership in the STAR system, the largest shared ATM network in the Western United States.

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

         o Business Trust provides retirement services, which includes trustee services, investment management, and 401(k) administration and record keeping, to businesses, professional corporations, government agencies, unions and non-profit organizations. Business Trust's strategy is to leverage the Bank's existing commercial relationships and third-party distribution network which includes attorneys, certified public accountants and third party administration firms

         o Securities Services is engaged in domestic and multi-currency custody, safekeeping, mutual fund accounting, securities lending, and corporate trust services. Its client base includes financial institutions, businesses, government agencies, unions, insurance companies, mutual funds, investment managers and non-profit organizations. Securities Services is the only West Coast based, in-house provider of a full range of institutional trust services.

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

         COMMERCIAL FINANCIAL SERVICES GROUP

         The Commercial Financial Services Group offers customized financing and cash management services to middle market and large corporate businesses primarily headquartered in the western United States. The Commercial Financial Services Group has continued to produce strong earnings growth by focusing on customer segmentation, allowing the group to provide specialized financing expertise to specific geographic markets and industry segments such as Communications, Energy, Entertainment, and Retail. Relationship managers and credit executives in the Commercial Financial Services Group provide credit services including commercial loans, accounts receivable and inventory financing, project financing, lease financing, trade financing and real estate financing. In addition to credit services, the group offers its customers access to high quality cash management services delivered through specialized deposit managers with extensive experience in cash management solutions for businesses.

         The group's continued success in their focused approach to the wholesale market led to first quarter 2001 revenue growth of $3.2 million over a year earlier. Net interest income increased $1.5 million primarily due to a lower cost of funding resulting from higher demand deposits. Noninterest income increased $1.7 million primarily due higher deposit revenues. Noninterest expense increased $4.4 million over a year earlier due to higher expenses to support increased deposit volume. Credit expense increased $4.2 million as a result of credit deterioration.

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

         In the first quarter of 2001, net income increased by $0.3 million compared to the prior year. Slower economic growth in all International Banking markets resulted in slightly lower total revenue versus first quarter 2000. However, lower portfolio exposure and a $1.7 million reduction in credit expense versus the prior year more than offset the revenue decline. The nature of the International Banking Group business revolves around short-term, trade financing and service related income, which tends to result in significantly lower credit risk when compared to other long-term lending activities.

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

         GLOBAL MARKETS GROUP

         The Global Markets Group conducts business activities primarily to support the previously described business groups and their customers. This group offers a broad range of risk management products, such as foreign exchange and interest rate swaps, caps and floors. Additionally, it places debt securities, including Union Bank of California, N.A.'s own liabilities, with institutional investors and trades debt instruments in the secondary market. At the same time, this group manages our market-related risks as part of its responsibilities for asset/liability management including wholesale funding, liquidity, securities portfolio, and interest rate risk hedges.

         In the first quarter of 2001, our total revenue from risk management products increased $16.3 million or 637 percent from the prior year, primarily due to higher foreign exchange profits. The group's net income of $3.4 million increased $4.3 million compared to the prior year, mainly due to a 139 percent increase in noninterest income. Noninterest income for the first quarter of 2001 increased $14.1 million compared to the prior year mainly due to prior year losses on the sale of securities in our investment portfolio in order to replace low yielding with higher yielding securities as part of the bank's asset/liability management strategy. Noninterest expense in the first quarter of 2001 increased $9.3 million compared to the prior year primarily a result of the effects of adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133).

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

         o the Credit Management Group, containing the Special Assets Division, which includes $146.6 million and $439.0 million of nonperforming assets for 2000 and 2001, respectively;

         o the Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered outside the U.S., mostly in Japan; and

         o  the residual costs of support groups.

         Net loss for "other" in the first quarter of 2001 was $24.0 million. The results were impacted by the following factors:

         o Credit expense of $53.7 million due to the difference between the $100.0 million in provision for credit losses calculated under our US GAAP methodology and the $46.3 million in expected losses for the reportable business segments, which utilizes the RAROC methodology, offset by

         o Net interest income of $13.3 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for demand deposits in the Pacific Rim Corporate Group.

         o Noninterest income of $22.8 million, which included a $20.7 million gain recognized when our stock holding in STAR system was exchanged for Concord EFS stock, and

         o Noninterest expense of $27.8 million, which included a one-time credit for an accounting methodology change in recognizing pension expense of $16.0 million in the first quarter of 2000, and higher insurance expenses primarily due to higher corporate owned life insurance (COLI) expenses in the current quarter.

         Net income for "other" in the first quarter of 2000 was $22.4 million. The results were impacted by the following factors:

         o Net interest income of $10.8 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and

         o Credit benefit of $3.1 million due to the difference between the $40.0 million in provision for credit losses calculated under our US GAAP methodology and the $43.1 million in expected losses for the reportable business segments, which utilizes the RAROC methodology, and

         o Noninterest expense credit of $4.4 million, which included the $11 million restructuring credit.

NET INTEREST INCOME

         The table below shows the major components of net interest income and net interest margin.


                                                                         FOR THE THREE MONTHS ENDED
                                                ------------------------------------------------------------------------------------
                                                        MARCH 31, 2000                                MARCH 31, 2001
                                                --------------------------------------        --------------------------------------
                                                                INTEREST       AVERAGE                        INTEREST     AVERAGE
                                                  AVERAGE        INCOME/        YIELD/          AVERAGE        INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                            BALANCE       EXPENSE(1)     RATE(1)          BALANCE       EXPENSE(1)   RATE(1)
----------------------                          -----------     ----------     --------       -----------     ---------    --------
ASSETS
Loans: (2)
   Domestic...........................          $24,916,310      $ 520,510        8.40%       $25,380,787      $519,034       8.28%
   Foreign (3)........................            1,097,408         18,376        6.73          1,036,839        17,514       6.85
Securities--taxable....................           3,122,072         49,334        6.33          4,082,781        66,187       6.49
Securities--tax-exempt.................              70,292          1,765       10.05             67,280         1,652       9.82
Interest bearing deposits in banks....              180,286          2,184        4.87             79,239           966       4.94
Federal funds sold and securities
   purchased under resale agreements..              209,951          3,019        5.78             73,036         1,029       5.71
Trading account assets................              230,767          3,281        5.72            347,933         2,932       3.42
                                                -----------      ---------                    -----------      --------
        Total earning assets..........           29,827,086        598,469        8.06         31,067,895       609,314       7.93
                                                                 ---------                                     --------
Allowance for credit losses...........             (475,546)                                     (634,963)
Cash and due from banks...............            2,076,988                                     2,194,017
Premises and equipment, net...........              424,431                                       480,724
Other assets..........................            1,168,788                                     1,320,317
                                                -----------                                   -----------
        Total assets..................          $33,021,747                                   $34,427,990
                                                ===========                                   ===========
LIABILITIES
Domestic deposits:
   Interest bearing...................          $ 5,883,802         37,065        2.53        $ 6,140,117        41,342       2.73
   Savings and consumer time..........            3,396,181         28,571        3.38          3,320,967        29,912       3.65
   Large time.........................            4,451,793         61,953        5.60          4,426,993        63,863       5.85
Foreign deposits (3)..................            2,061,391         26,925        5.25          2,033,685        25,543       5.09
                                                -----------      ---------                    -----------      --------
        Total interest bearing deposits          15,793,167        154,514        3.93         15,921,762       160,660       4.09
                                                -----------      ---------                    -----------      --------
Federal funds purchased and securities
   sold under repurchase agreements...            1,326,892         18,524        5.61          1,829,372        25,800       5.72
Commercial paper......................            1,514,620         21,568        5.73          1,478,564        20,413       5.60
Other borrowed funds..................              453,468          5,946        5.27            396,311         5,340       5.46
Subordinated capital notes............              298,000          4,856        6.55            200,000         3,196       6.48
UnionBanCal Corporation--obligated
   mandatorily redeemable preferred
   securities of subsidiary grantor
   trust..............................              350,000          6,884        7.85            352,130         6,022       6.83
                                                -----------      ---------                    -----------      --------
        Total borrowed funds..........            3,942,980         57,778        5.89          4,256,377        60,771       5.78
                                                -----------      ---------                    -----------      --------
        Total interest bearing
           liabilities................           19,736,147        212,292        4.33         20,178,139       221,431       4.45
                                                                 ---------                                     --------
Noninterest bearing deposits..........            9,287,452                                     9,845,911
Other liabilities.....................              983,405                                     1,066,000
                                                -----------                                   -----------
        Total liabilities.............           30,007,004                                    31,090,050
SHAREHOLDERS' EQUITY
Common equity.........................            3,014,743                                     3,337,940
                                                -----------                                   -----------
        Total shareholders' equity....            3,014,743                                     3,337,940
                                                -----------                                   -----------
Total liabilities and shareholders'
   equity.............................          $33,021,747                                   $34,427,990
                                                ===========                                   ===========


Net interest income/margin
   (taxable-equivalent basis).........                             386,177        5.20%                         387,883       5.04%
Less: taxable-equivalent adjustment...                                 655                                          622
                                                                 ---------                                     --------
        Net interest income...........                           $ 385,522                                     $387,261
                                                                 =========                                     ========
-----------

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

         Net interest income, on a taxable-equivalent basis, was $387.9 million in the first quarter of 2001, compared with $386.2 million in the first quarter of 2000. This increase of $1.7 million, or 0.4 percent, was attributable primarily to a $1.2 billion, or 4 percent, increase in average earning assets, partially funded by a $558.5 million, or 6 percent, increase in average noninterest bearing deposits. In contrast, the net interest margin was unfavorably impacted by the decreasing interest rate environment that contributed to lower yields on loans and other interest bearing assets coupled with higher rates on deposits which have not repriced as rapidly as our interest-sensitive assets. The net interest margin decreased 16 basis points to
5.04 percent.

         Average earning assets were $31.1 billion in the first quarter of 2001, compared with $29.8 billion in the first quarter of 2000. This growth was attributable to a $957.7 million, or 30 percent, increase in average securities and a $403.9 million, or 2 percent, increase in average loans. The increase in average securities, which comprised primarily of fixed rate available for sale securities, reflected liquidity and interest rate risk management actions. The growth in average loans was mostly due to the increase in average residential mortgages of $820.0 million, which was a result of a strategic portfolio shift from more volatile commercial loans. Real estate construction loans increased $240.6 million. These increases were partially offset by lower average consumer loans of $249.3 million, commercial mortgages of $208.3 million, and commercial loans of $164.0 million.

         The lower interest rate environment resulted in lower yields on average earning assets of 13 basis points, coupled with higher rates paid on average interest bearing liabilities of 12 basis points. The increase in interest expense paid on interest bearing deposits was mainly a result of higher time deposit and other liabilities rates, which are lagging behind recently declining market rates, as they rollover. Partially offsetting the higher interest expense on interest bearing liabilities were higher average noninterest bearing deposits which increased $558.5 million, or 6 percent, over the first quarter of 2000.


NONINTEREST INCOME

                                                                                    FOR THE THREE MONTHS ENDED
                                                                       -----------------------------------------------------
                                                                                                      INCREASE (DECREASE)
                                                                       MARCH 31,      MARCH 31,      -----------------------
(DOLLARS IN THOUSANDS)                                                   2000           2001          AMOUNT        PERCENT
---------------------------------------------------------------        --------       --------       --------       --------
Service charges on deposit accounts............................        $ 47,563       $ 57,020       $  9,457         19.88%
Trust and investment management fees...........................          38,800         39,681            881          2.27
Gain on exchange of STAR system stock..........................              --         20,700         20,700            nm
Merchant transaction processing fees...........................          17,095         19,066          1,971         11.53
International commissions and fees.............................          17,036         17,110             74          0.43
Merchant banking fees..........................................          14,219          9,248         (4,971)       (34.96)
Brokerage commissions and fees.................................           9,430          8,915           (515)        (5.46)
Securities gains (losses), net.................................          (4,318)         2,266          6,584            nm
Other..........................................................          12,185          6,801         (5,384)       (44.19)
                                                                      ---------      ---------       --------        -------
        Total noninterest income...............................       $ 152,010      $ 180,807       $ 28,797         18.94%
                                                                      =========      =========       ========        =======
-----------

nm = not meaningful

         In the first quarter of 2001, noninterest income was $180.8 million, an increase of $28.8 million, or 19 percent, over the same period in 2000. This increase was primarily due to a $20.7 million gain recognized when our stock holding in STAR system was exchanged for Concord EFS stock, a $9.5 million increase in service charges on deposit accounts, a $6.6 million increase in net securities gains, a $2.0 million increase in merchant transaction processing fees, and a $0.9 million increase in trust and investment management fees, partially offset by a 5.0 million decrease in merchant banking fees, a $4.1 million gain on the sale of a building in the prior year, and lower foreign exchange profits of $0.8 million.

         Revenue from service charges on deposit accounts was $57.0 million, an increase of 20 percent over the first quarter of 2000. The increase was primarily attributable to a 3 percent increase in average deposits, higher overdraft fees due to a change in fee structures, and a decline in fee-waivered accounts.

         Securities gains, net, were $2.3 million. In the prior year quarter we sold certain low yielding securities in our portfolio which resulted in a loss of $4.3 million in order to replace them with higher yielding securities. In the current year, we realized a gain of $5.1 million on the sale of securities, partially offset by permanent writedowns of securities of $3.3 million.

         Merchant transaction processing fees were $19.1 million, an increase of 12 percent over the first quarter of 2000. The increase was primarily due to an increase in the volume of credit card drafts deposited by merchants.

         Trust and investment management fees were $39.7 million for first quarter 2001, an increase of 2 percent over prior year same period. This growth is attributable to the acquisition of Copper Mountain Trust Company which occurred on January 31, 2001. Excluding Copper Mountain Trust Company, fees from pre-existing businesses were essentially flat year-over-year due to declining market conditions and associated fees offset by a 7 percent increase in the institutional client base.

         Merchant banking fees were $9.2 million, a decrease of 35 percent from first quarter 2000. The decrease was primarily due to lower demand for syndication and investment banking activities as a result of current market conditions.

         Brokerage commissions and fees were $8.9 million, a decrease of 5 percent over the first quarter of 2000. The decrease was primarily due to lower brokerage commissions on sales of non-proprietary mutual funds, annuities, and insurance products resulting from current market conditions.

NONINTEREST EXPENSE

                                                                                  FOR THE THREE MONTHS ENDED
                                                                     ------------------------------------------------------
                                                                                                     INCREASE (DECREASE)
                                                                     MARCH 31,      MARCH 31,       -----------------------
(DOLLARS IN THOUSANDS)                                                 2000           2001           AMOUNT        PERCENT
---------------------------------------------------------------      ---------      ---------       --------        -------
Salaries and other compensation................................      $ 129,615      $ 130,973       $  1,358           1.05%
Employee benefits..............................................          9,579         33,514         23,935         249.87
                                                                     ---------      ---------       --------
   Salaries and employee benefits..............................        139,194        164,487         25,293          18.17
Net occupancy..................................................         22,684         22,759             75           0.33
Equipment......................................................         15,294         15,798            504           3.30
Merchant transaction processing................................         11,716         12,914          1,198          10.23
Communications.................................................         10,567         11,702          1,135          10.74
Data processing................................................          8,647          8,949            302           3.49
Professional services..........................................          7,962          7,824           (138)         (1.73)
Intangible asset amortization..................................          3,338          3,538            200           5.99
Foreclosed asset expense (income)..............................            (35)            13             48             nm
Restructuring credit...........................................        (11,000)            --         11,000             nm
Other..........................................................         47,671         59,501         11,830          24.82
                                                                     ---------      ---------       --------
        Total noninterest expense..............................      $ 256,038      $ 307,485       $ 51,447          20.09%
                                                                     =========      =========       ========
-----------

nm = not meaningful

         In the first quarter of 2001, noninterest expense was $307.5 million, an increase of $40.4 million, or 15 percent, over the same period in 2000 noninterest expense, excluding the first quarter 2000 restructuring credit. This increase was mostly due to a $25.3 million increase in salaries and employee benefits, and a $15.2 million increase in other noninterest expense.

         Salaries and employee benefits were $164.5 million, an increase of 18 percent over the first quarter of 2000. This increase was primarily due to a one-time credit for an accounting methodology change in recognizing pension expense of $16.0 million in the first quarter of 2000, an increase in salaries and employee benefits necessary to achieve our strategic goals to expand key businesses, annual merit increases, and higher insurance expenses primarily due to higher COLI expenses in the current quarter.

         Other noninterest expense was $143.0 million, an increase of 12 percent over the first quarter of 2000 due to the recognition of a loss of $6.2 million at adoption of SFAS No. 133, higher operating losses of $3.7 million including higher legal settlements in the first quarter of 2001, and higher derivative-related expenses of $3.6 million due to changes in the value of a portion of the interest rate options that are excluded from hedge accounting under SFAS No. 133.

INCOME TAX EXPENSE

         Income tax expense in the first quarter of 2001 was $53.3 million, a 33 percent effective tax rate. For the first quarter of 2000, the effective income tax rate was 34 percent. The decrease in the year-over-year effective tax rate was primarily attributed to an increase in low income housing tax credits in the first quarter of 2001.

LOANS

         The following table shows loans outstanding by loan type.

                                                                                                          PERCENT CHANGE TO
                                                                                                         MARCH 31, 2001 FROM:
                                                                                                   -----------------------------
                                           MARCH 31,         DECEMBER 31,        MARCH 31,         MARCH 31,        DECEMBER 31,
(DOLLARS IN THOUSANDS)                       2000               2000               2001              2000                2000
-------------------------------------     -----------        -----------        -----------        ---------        ------------
Domestic:
   Commercial, financial and
      industrial.....................     $14,300,485        $13,748,838        $13,557,200            (5.20)%             (1.39)%
   Construction......................         796,424            939,302          1,031,882            29.56                9.86
   Mortgage:
      Residential....................       2,605,979          3,294,485          3,633,525            39.43               10.29
      Commercial.....................       3,467,765          3,348,252          3,350,980            (3.37)               0.08
                                          -----------        -----------        -----------
        Total mortgage...............       6,073,744          6,642,737          6,984,505            15.00                5.14
   Consumer:
      Installment....................       1,842,469          1,655,676          1,548,926           (15.93)              (6.45)
      Home equity....................         711,675            755,053            740,786             4.09               (1.89)
                                          -----------        -----------        -----------
        Total consumer...............       2,554,144          2,410,729          2,289,712           (10.35)              (5.02)
   Lease financing...................       1,144,492          1,134,440          1,082,474            (5.42)              (4.58)
                                          -----------        -----------        -----------
        Total loans in domestic
           offices...................      24,869,289         24,876,046         24,945,773             0.31                0.28
Loans originated in foreign branches.       1,114,395          1,134,352          1,031,163            (7.47)              (9.10)
                                          -----------        -----------        -----------
        Total loans..................     $25,983,684        $26,010,398        $25,976,936            (0.03)%             (0.13)%
                                          ===========        ===========        ===========

         Our lending activities are predominantly domestic, with such loans comprising 96 percent of the total loan portfolio at March 31, 2001. Total loans at March 31, 2001 were $26.0 billion, a decrease of 0.03 percent, over the prior year. The decrease was mainly attributable to a decline in the commercial, financial and industrial loan portfolio, which decreased $743.3 million, the consumer loan portfolio, which decreased $264.4 million, the commercial mortgage portfolio, which decreased $116.8 million, partially offset by the residential mortgage portfolio, which increased $1.0 billion, and the construction loan portfolio, which increased $235.5 million.

         Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are extended principally to corporations, middle market businesses, and small businesses, with no industry concentration exceeding 10 percent of total commercial, financial and industrial loans. At March 31, 2001 and 2000, the commercial, financial and industrial loan portfolio was $13.6 billion, or 52 percent of total loans, and $14.3 billion, or 55 percent of total loans, respectively. The decrease of $743.3 million, or 5 percent, from the prior year was primarily attributable to general loan sales, distressed loan sales of $151 million, reductions in our exposures in nonrelationship syndicated loans, as well as charge-offs. This portfolio of loans, which comprises an estimated $1.7 billion of our total commercial, financial, and industrial loans, has caused a disproportionate share of our credit problems. The reduction in commercial, financial, and industrial loans is consistent with our strategy to reduce our exposure in more volatile commercial loans and increase the percentage of more stable consumer loans.

         The construction loan portfolio totaled $1.0 billion, or 4 percent of total loans, at March 31, 2001, compared with $796.4 million, or 3 percent of total loans, at March 31, 2000. This growth of $235.5 million, or 30 percent, from the prior year was primarily attributable to a reasonably stable, but slowing, California real estate market and West Coast economy.

         Commercial mortgages were $3.4 billion, or 13 percent of total loans, at March 31, 2001, compared with $3.5 billion, or 13 percent of total loans, at March 31, 2000. The mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. The decrease in commercial mortgages of $116.8 million, or 3 percent, from March 31, 2000, was primarily due to the refinancing of bridge loans, which are classified as commercial mortgages, with other permanent lenders (such as life insurance companies and institutional investors). The demand for commercial mortgages continues to reflect both a reasonably stable, but slowing, California real estate market and West Coast economy.

         Residential mortgages were $3.6 billion, or 14 percent of total loans, at March 31, 2001, compared with $2.6 billion, or 10 percent of total loans, at March 31, 2000. The residential mortgage portfolio consists of residential loans secured by one-to-four family residential properties primarily in California. The increase in residential mortgages of $1.0 billion, or 39 percent, from March 31, 2000, was influenced by our strategic decision to increase our residential mortgage portfolio through additional channels such as correspondence lending and whole loan purchases.

         Consumer loans totaled $2.3 billion, or 9 percent of total loans, at March 31, 2001, compared with $2.6 billion, or 10 percent of total loans, at March 31, 2000. The decrease of $264.4 million, or 10 percent, was attributable to exiting the automobile dealer lending business in the third quarter of 2000, partially offset by an increase in home equity loans.

         Lease financing totaled $1.1 billion, or 4 percent of total loans, at March 31, 2001, compared with $1.1 billion, or 4 percent of total loans, at March 31, 2000. As we previously announced, effective April 20, 2001, we have discontinued our auto leasing activity.

         Loans originated in foreign branches totaled $1.0 billion, or 4 percent of total loans, at March 31, 2001 and $1.1 billion, or 4 percent of total loans, at March 31, 2000.

CROSS-BORDER OUTSTANDINGS

         Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of March 31, 2000, December 31, 2000 and March 31, 2001 for each country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. For those individual countries shown in the table below, we do not have significant local currency outstandings that are not hedged or are not funded by local currency borrowings.

                                                                   PUBLIC         CORPORATIONS
                                                 FINANCIAL         SECTOR           AND OTHER              TOTAL
(DOLLARS IN MILLIONS)                          INSTITUTIONS       ENTITIES          BORROWERS           OUTSTANDINGS
---------------------------------------        ------------       --------        ------------          ------------
March 31, 2000
Japan..................................            $110             $--               $344                  $454
Korea..................................             362              --                 55                   417
December 31, 2000
Korea..................................            $507             $--               $ 46                  $553
March 31, 2001
Korea..................................            $471             $--               $ 28                  $499


PROVISION FOR CREDIT LOSSES

         We recorded a $100.0 million provision for credit losses in the first quarter of 2001, compared with a $40.0 million provision for credit losses in the first quarter of 2000 and a $250 million provision in the fourth quarter 2000. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below.

         Our provision for credit losses in the first quarter of 2001 considered the following:

         o The continuing application of stricter standards to the definitions of potential and well-defined weaknesses in our loan portfolio, resulting in higher levels of criticized assets and downward migration within the criticized grades, and

         o The deteriorating asset quality in our commercial loan portfolio and, in particular, non-agented syndicated credits.

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

         We believe that a business cycle is a period in which both upturns and downturns in the economy have been reflected. The long-term nature of the most recent economic cycle has required us to extend our historical perspective to capture the highs and lows of a more typical economic cycle.

         Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred. This amount may be determined either by a method prescribed by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", or by a method which identifies certain qualitative factors.

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

COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES FROM DECEMBER 31, 2000

         During the first quarter of 2001, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses. Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, also affected the assessment of the unallocated allowance. However, we are undertaking a project to consolidate all of our commercial lending onto the same loss migration model. The expected completion of this project, later this year, will result in a change to our allowance for credit loss methodology. This change is not expected to have a material effect on our allowance for credit losses.

         At December 31, 2000, our total allowance for credit losses was $614 million or 2.36 percent of the total loan portfolio and 153 percent of total nonaccrual loans. At March 31, 2001, our total allowance for credit losses was $642 million, or 2.47 percent of the total loan portfolio and 149 percent of total nonaccrual loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2000, total impaired loans were $400 million, and the associated impairment allowance was $118 million compared with $431 million and $103 million, respectively, at March 31, 2001.

         We recorded a $100 million provision in the first quarter of 2001 as a result of management's assessment of factors, including the slowing US economy and the current California energy crisis, affecting elements of the communication/media, broadcasting, and other companies in domestic markets in which we operate and the growth in, and changes in the composition of, the loan portfolio. Losses inherent in these types of credits are more difficult to assess because historically these have been more volatile than losses from other credits.

CHANGES IN THE FORMULA AND SPECIFIC ALLOWANCES

         At March 31, 2001, the formula allowance, remained relatively unchanged at $388 million, compared to $380 million at December 31, 2000, an increase of $8 million.

         At March 31, 2001, the specific allowance was $123 million compared to $133 million at December 31, 2000, a decrease of $10 million. This was primarily due to charge-offs recognized during the quarter.

         Our problem credits, including amounts outstanding to a California utility that filed for bankruptcy protection in early April, continue to be centered in the commercial loan portfolio and mostly within syndicated loan purchases. At this time, we see no significant deterioration in the real estate or consumer loan portfolios.

         At March 31, 2001, the unallocated allowance was $131 million compared to $101 million at December 31, 2000, an increase of $30 million. In evaluating the appropriateness of the unallocated allowance, we considered the following factors as well as more general factors such as the interest rate environment and the impact of the economic downturn on those borrowers who have a more leveraged financial profile:

         o the adverse effects of the California energy crisis, including blackouts and higher electric and gas costs, on the California economy and businesses, which could be in the range of $19 million to $49 million,

         o the adverse effects of changes in the economic, regulatory, and technology environments on borrowers in the communications/media industry, which could be in the range of $16 million to $41 million,

         o the adverse effects of the well-publicized problems of the large public utilities and the independent power producers in California, which have been partially recognized through downgrades, which could be in the range of $9 million to $13 million,

         o the adverse effects of the recent slowing trends in same-store sales and continuing softening consumer confidence on borrowers in the retailing industry, which could be in the range of $6 million to $15 million,

         o the adverse effects of export market conditions and cyclical overcapacity on borrowers in the technology industry, which could be in the range of $4 million to $8 million, and

         o the need to provide for probable losses resulting from weaknesses in the parent companies of our Pacific Rim borrowers, which could be in the range of $3 million to $8 million.

         There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth above. See "Certain Business Risks Factors" on page 37.

CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

         The following table sets forth a reconciliation of changes in our allowance for credit losses.

                                                                                           FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                          -----------------------
(DOLLARS IN THOUSANDS)                                                                      2000           2001
---------------------------------------------------------------------------------         --------       --------
Balance, beginning of period.....................................................         $470,378       $613,902
Loans charged off:
   Commercial, financial and industrial..........................................           31,329         74,554
   Mortgage......................................................................               36             30
   Consumer......................................................................            2,895          3,338
   Lease financing...............................................................              600            781
   Foreign(1)....................................................................               --             --
                                                                                          --------       --------
      Total loans charged off....................................................           34,860         78,703
Recoveries of loans previously charged off:
   Commercial, financial and industrial..........................................            5,952          5,937
   Mortgage......................................................................               39             24
   Consumer......................................................................            1,539          1,127
   Lease financing...............................................................              190            148
   Foreign(1)....................................................................               --             14
                                                                                          --------       --------
      Total recoveries of loans previously charged off...........................            7,720          7,250
                                                                                          --------       --------
        Net loans charged off....................................................           27,140         71,453
Provision for credit losses......................................................           40,000        100,000
Foreign translation adjustment and other net deductions..........................              (32)          (115)
                                                                                          --------       --------
Balance, end of period...........................................................         $483,206       $642,334
                                                                                          ========       ========
Allowance for credit losses to total loans.......................................             1.86%          2.47%
Provision for credit losses to net loans charged off.............................           147.38         139.95
Net loans charged off to average loans outstanding for the period(2).............             0.42           1.10
-----------

(1)  Foreign loans are those loans originated in foreign branches.

(2)  Annualized.

         Total loans charged off in the first quarter of 2001 increased by $43.8 million from the first quarter of 2000, primarily due to a $43.2 million increase in commercial, financial and industrial loans charged off. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

         The first quarter's recoveries of loans previously charged off decreased by $0.5 million from the same period in 2000. Recoveries are expected to trail our historical trends due to the large number of loan sales experienced during 2000. The percentage of net loans charged off to average loans outstanding for the period increased by 0.68 percent from the same period in 2000. At March 31, 2001, the allowance for credit losses exceeded the net loans charged off during the first quarter of 2001, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

         Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

NONPERFORMING ASSETS



                                                                                MARCH 31,        DECEMBER 31,     MARCH 31,
(DOLLARS IN THOUSANDS)                                                            2000               2000           2001
-------------------------------------------------------------------------       ---------        ------------     ---------
Commercial, financial and industrial.....................................       $136,968           $385,263       $416,863
Construction.............................................................          4,184              3,967          3,967
Commercial mortgage......................................................          3,248             10,769         10,015
                                                                                --------           --------       --------
   Total nonaccrual loans................................................        144,400            399,999        430,845
Foreclosed assets........................................................          2,248              1,181          1,011
Distressed loans held for sale...........................................             --              7,124          7,124
                                                                                --------           --------       --------
      Total nonperforming assets.........................................       $146,648           $408,304       $438,980
                                                                                ========           ========       ========
Allowance for credit losses..............................................       $483,206           $613,902       $642,334
                                                                                ========           ========       ========
Nonaccrual loans to total loans..........................................           0.56%              1.54%          1.66%
Allowance for credit losses to nonaccrual loans..........................         334.63             153.48         149.09
Nonperforming assets to total loans, distressed loans held for sale
   and foreclosed assets.................................................           0.56               1.57           1.69
Nonperforming assets to total assets.....................................           0.44               1.16           1.23


         At March 31, 2001, nonperforming assets totaled $439.0 million, an increase of $292.3 million, or 199 percent, from a year earlier. The increase was due to general deterioration in our loan portfolio and included all amounts outstanding to a California utility that filed for bankruptcy protection in early April.

         Nonaccrual loans as a percentage of total loans were 1.66 percent at March 31, 2001, compared with 0.56 percent at March 31, 2000. Nonperforming assets as a percentage of total loans, distressed loans held for sale and foreclosed assets increased to 1.69 percent at March 31, 2001 from 0.56 percent at March 31, 2000.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING


                                                                                MARCH 31,        DECEMBER 31,     MARCH 31,
(DOLLARS IN THOUSANDS)                                                            2000               2000           2001
-------------------------------------------------------------------------       ---------        ------------     ---------
Commercial, financial and industrial.....................................       $   6,872         $    1,713      $  17,153
Mortgage:
   Residential...........................................................           4,041              2,699          3,663
   Commercial............................................................             176                 --            256
                                                                                ---------         -----------     ---------
      Total mortgage.....................................................           4,217              2,699          3,919
Consumer and other.......................................................           3,306              2,921          2,614
                                                                                ---------         -----------     ---------
   Total loans 90 days or more past due and still accruing...............       $  14,395         $    7,333      $  23,686
                                                                                =========         ===========     =========


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

         Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common shareholders' equity, funded 66 percent of average total assets of $34.4 billion for the first quarter ended March 31, 2001. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper and other borrowings. In the first quarter of 1999, we issued $350 million in trust preferred securities the proceeds of which were utilized to repurchase our common stock.

         Liquidity may also be provided by the sale or maturity of assets. Such assets include interest bearing deposits in banks, federal funds sold and securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $0.5 billion during the first quarter of 2001. Additional liquidity may be provided by investment securities available for sale that amounted to $4.5 billion at March 31, 2001 and by loan maturities.

REGULATORY CAPITAL

         The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.


UNIONBANCAL CORPORATION
                                                                                                 MINIMUM         "WELL-CAPITALIZED"
                                MARCH 31,           DECEMBER 31,          MARCH 31,            REGULATORY            REGULATORY
(DOLLARS IN THOUSANDS)             2000                 2000                 2001              REQUIREMENT          REQUIREMENT
-------------------------   ------------------   ------------------   ------------------     -----------------   -------------------
CAPITAL COMPONENTS
Tier 1 capital...........    $3,376,094           $3,471,289           $3,511,151
Tier 2 capital...........       618,397              620,102              615,130
                            -----------          -----------          -----------
Total risk-based capital.    $3,994,491           $4,091,391           $4,126,281
                            ===========          ===========          ===========
Risk-weighted assets.....   $33,406,941          $33,900,404          $33,484,415
                            ===========          ===========          ===========
Quarterly average assets.   $32,962,471          $34,075,813          $34,371,595
                            ===========          ===========          ===========

CAPITAL RATIOS                AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO       AMOUNT     RATIO
-------------------------   -----------  -----   -----------  -----   -----------  -----     ----------   -----
Total capital (to
   risk-weighted assets).   $ 3,994,491  11.96%  $ 4,091,391  12.07%  $ 4,126,281  12.32%   >$2,678,753    8.0%          na
                                                                                            -
Tier 1 capital (to
   risk-weighted assets).     3,376,094  10.11     3,471,289  10.24     3,511,151  10.49    > 1,339,377    4.0           na
                                                                                            -
Leverage(1)..............     3,376,094  10.24     3,471,289  10.19     3,511,151  10.22    > 1,374,864    4.0           na
                                                                                            -
-----------

(1)      Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).


UNION BANK OF CALIFORNIA, N.A.

                                                                                                 MINIMUM         "WELL-CAPITALIZED"
                                MARCH 31,           DECEMBER 31,          MARCH 31,            REGULATORY            REGULATORY
(DOLLARS IN THOUSANDS)             2000                 2000                 2001              REQUIREMENT          REQUIREMENT
-------------------------   ------------------   ------------------   ------------------     -----------------   -------------------
CAPITAL COMPONENTS
Tier 1 capital...........   $ 3,217,239          $ 3,157,516          $ 3,108,454
Tier 2 capital...........       511,571              513,144              509,362
                            -----------          -----------          -----------
Total risk-based capital.   $ 3,728,810          $ 3,670,660          $ 3,617,816
                            ===========          ===========          ===========
Risk-weighted assets.....   $32,857,742          $33,341,752          $33,022,371
                            ===========          ===========          ===========
Quarterly average assets.   $32,666,845          $34,173,719          $34,402,681
                            ===========          ===========          ===========

CAPITAL RATIOS                AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO       AMOUNT     RATIO
-------------------------   -----------  -----   -----------  -----   -----------  -----     ----------   -----
CAPITAL RATIOS
Total capital (to
   risk-weighted assets).   $ 3,728,810  11.35%  $ 3,670,660  11.01%  $ 3,617,816  10.96%   >$2,641,790    8.0%   >3,302,237  10.0%
                                                                                            -                     -
Tier 1 capital (to
   risk-weighted assets).     3,217,239   9.79     3,157,516   9.47     3,108,454   9.41    > 1,320,895    4.0    >1,981,342   6.0
                                                                                            -                     -
Leverage(1)..............     3,217,239   9.85     3,157,516   9.24     3,108,454   9.04    > 1,376,107    4.0    >1,720,134   5.0
                                                                                            -                     -
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

         Compared with December 31, 2000, our Tier 1 risk-based capital ratio at March 31, 2001 increased 25 basis points to 10.49 percent, our total risk-based capital ratio increased 25 basis points to 12.32 percent, and our leverage ratio increased 3 basis points to 10.22 percent. The increases in the capital ratios were primarily attributable to higher common equity mainly related to higher net income and a lower risk-based asset balance mainly due to lower unused commitments in the first quarter of 2001.

         As of March 31, 2001, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of a "well-capitalized" institution.

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

         ADVERSE ECONOMIC FACTORS AFFECTING CERTAIN INDUSTRIES COULD ADVERSELY AFFECT OUR BUSINESS

         We are also subject to certain industry-specific economic factors. For example, a portion of our total loan portfolio is related to real estate obligations, and a portion of our recent growth has been fueled by the general real estate recovery in California. Accordingly, a downturn in the real estate industry in California could have an adverse effect on our operations. Similarly, a portion of our total loan portfolio is to borrowers in the agricultural industry. Adverse weather conditions, combined with low commodity prices, may adversely affect the agricultural industry and, consequently, may impact our business negatively. In addition, auto leases comprise a portion of our total loans portfolio. Continued deterioration in the used car market may result in additional losses on the valuation of auto lease residuals beyond those reported in 2000. Further, portions of our total loan portfolio are to borrowers in the industries referred to in "Allowance for Credit Losses", above, which could be adversely affected by the factors referred to in that section.

         RISKS ASSOCIATED WITH THE CALIFORNIA ENERGY CRISIS

         Due to problems associated with the deregulation of the electrical power industry in California, two California utilities have publicly announced that their financial situation is grave. One of these utilities filed for bankruptcy protection in April 2001. The utilities have also announced that they have already defaulted on certain payment obligations. As a lender to the utility industry we face the risk that the industry will sustain increased defaults on payments or bankruptcy filings.

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

         THE  BANK  OF   TOKYO-MITSUBISHI,   LTD.'S  FINANCIAL  CONDITION  COULD
ADVERSELY AFFECT OUR OPERATIONS

         Although we fund our operations independently of The Bank of Tokyo-Mitsubishi, Ltd. and believe our business is not necessarily closely related to The Bank of Tokyo-Mitsubishi, Ltd.'s business or outlook, The Bank of Tokyo-Mitsubishi, Ltd.'s credit ratings may affect our credit ratings. Deterioration in The Bank of Tokyo-Mitsubishi, Ltd.'s credit rating or financial condition could result in an increase in our borrowing costs and could impair our access to the public and private capital markets. The Bank of Tokyo-Mitsubishi, Ltd. is also subject to regulatory oversight and review. Our business operation Bank of Tokyo-Mitsubishi, Ltd.'s credit rating could adversely affect our credit ratings. Therefore, as long as The Bank of Tokyo-Mitsubishi, Ltd. maintains a majority interest in us, deterioration in The Bank of Tokyo-Mitsubishi, Ltd.'s financial condition could result in an increase in our borrowing costs and could impair our access to the public and private capital markets. The Bank of Tokyo-Mitsubishi, Ltd. is also subject to regulatory oversight and review. Our business operations and expansion plans could be negatively affected by regulatory concerns related to the Japanese financial system and The Bank of Tokyo-Mitsubishi, Ltd.

         POTENTIAL CONFLICTS OF INTEREST WITH THE BANK OF TOKYO-MITSUBISHI, LTD. COULD ADVERSELY AFFECT US

         As part of The Bank of Tokyo-Mitsubishi, Ltd.'s normal risk management processes, The Bank of Tokyo-Mitsubishi, Ltd. manages global credit exposures and concentrations on an aggregate basis, including us. Therefore, at certain levels, our ability to approve certain credits and categories of customers is subject to concurrence by The Bank of Tokyo-Mitsubishi, Ltd. We may wish to extend credit to the same customer as The Bank of Tokyo-Mitsubishi, Ltd. Our ability to do so may be limited for various reasons, including The Bank of Tokyo-Mitsubishi, Ltd.'s aggregate credit exposure and marketing policies. Certain directors' and officers' ownership interests in The Bank of Tokyo-Mitsubishi, Ltd.'s common stock or service as a director or officer or other employee of both us and The Bank of Tokyo-Mitsubishi, Ltd. could create or appear to create potential conflicts of interest, especially since both of us compete in the United States banking industry.

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

         STRATEGIES

         In connection with our strategic plan established in 2000, we have developed long-term financial performance goals, which we expect to result from successful implementation of our operating strategies.

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

ITEM 3.  MARKET RISK.

         Our exposure to market risk, was mitigated in the volatile interest rate environment in the first quarter 2001 due to the effectiveness of our asset/liability management. As a result, information concerning our market risk exposure is incorporated by reference from the text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10-K for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Shareholders on April 25, 2001 ("Annual Meeting"):

         DIRECTORS: Each of the following persons was elected as a director to hold office until the 2002 Annual Meeting of Shareholders or until earlier retirement, resignation or removal.


DIRECTOR'S NAME                                                                    FOR             WITHHELD
-----------------------------------------------------------------------        -----------         ---------
David R. Andrews.......................................................        153,343,806           460,394
L. Dale Crandall.......................................................        153,347,611           456,589
Richard D. Farman......................................................        150,690,405         3,113,795
Stanley F. Farrar......................................................        153,354,281           449,919
Richard C. Hartnack....................................................        153,345,397           458,803
Kaoru Hayama...........................................................        153,346,924           457,276
Norimichi Kanari.......................................................        153,349,594           454,606
Satoru Kishi...........................................................        150,692,006         3,112,194
Monica C. Lozano.......................................................        153,400,856           403,344
Mary S. Metz...........................................................        153,290,159           514,041
Raymond E. Miles.......................................................        153,343,001           461,199
Takahiro Moriguchi.....................................................        149,178,977         4,625,223
J. Fernando Niebla.....................................................        153,335,447           468,753
Carl W. Robertson......................................................        153,338,147           466,053
Takaharu Saegusa.......................................................        153,350,049           454,151
Robert M. Walker.......................................................        153,369,983           434,217
Kenji Yoshizawa........................................................        150,691,589         3,112,611


         AUDITORS: Proposal No. 2 to ratify the selection of Deloitte & Touche LLP as independent auditors of UnionBanCal Corporation received the following votes:


FOR:......................................................         153,599,413
AGAINST:..................................................             143,240
ABSTAIN:..................................................              61,546


         PERFORMANCE   SHARE  PLAN:   Proposal  No.  3  to  reapprove  the  1997
UnionBanCal Corporation Performance Share Plan, as amended, received the following votes:




FOR:......................................................         151,792,968
AGAINST:..................................................           1,797,856
ABSTAIN:..................................................             213,375


         SENIOR MANAGEMENT BONUS PLAN: Proposal No. 4 to approve the Union Bank of California Senior Management Bonus Plan received the following votes:




FOR:......................................................         151,599,426
AGAINST:..................................................           1,964,565
ABSTAIN:..................................................             240,208

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:


  NO.                               DESCRIPTION
 -----  ------------------------------------------------------------------------

  3.1   Restated Articles of Incorporation of the Registrant, as amended(1)
  3.2   By-laws of the Registrant, as amended January 27, 1999(2)
 10.1   Management Stock Plan. (As restated effective June 1, 1997)*(3)
 10.2 Union Bank of California Deferred Compensation Plan. (January 1, 1997, Restatement, as amended November 21, 1996)*(4)
 10.3 Union Bank of California Senior Management Bonus Plan. (Effective January 1, 2001)*(5)
 10.4   Richard C. Hartnack Employment Agreement.(Effective January 1, 1998)*(6)
 10.5   Robert M. Walker Employment Agreement. (Effective January 1, 1998)*(6)
 10.6 Union Bank of California Supplemental Executive Retirement Plan. (Effective January 1, 1988) (Amended and restated as of January 1, 1997) *(3)
 10.7 Union Bank Financial Services Reimbursement Program. (Effective January 1, 1996)*(7)
 10.9   1997 Performance Share Plan, as amended. (Effective January 1, 1997)*(5)
 10.10 Service Agreement Between Union Bank of California and The Bank of Tokyo- Mitsubishi Ltd. (Effective October 1, 1997)*(3)
 10.11  Management Stock Plan. (As restated effective January 1, 2000)*(8)
 10.12 Union Bank of California, N.A. Supplemental retirement Plan for Policy Making Officers. (Effective November 1, 1999)(9)
-----------
(1) Incorporated by reference to Form 10-K for the year ended December 31, 1998.
(2) Incorporated by reference to Form 10-Q for the quarter ended March 31, 1999.
(3) Incorporated by reference to Form 10-K for the year ended December 31, 1997.
(4) Incorporated by reference to Form 10-K for the year ended December 31, 1996.
(5)  Incorporated by reference to Form DEF-14A dated March 28, 2001.
(6) Incorporated by reference to Form 10-Q for the quarter ended September 30, 1998.
(7)  Incorporated by reference to Form 8-K dated April 1, 1996.
(8)  Incorporated by reference to form 10-Q for the quarter ended June 30, 1999.
(9)  Incorporated by reference to Form 10-Q for the quarter ended June 30, 2000.

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

                                     UNIONBANCAL CORPORATION
                                         (Registrant)


                                     By:    /s/DAVID I. MATSON
                                        ------------------------------------
                                               David I. Matson
                                           EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER


                                     By:   /s/DAVID A. ANDERSON
                                        ------------------------------------
                                              David A. Anderson
                                        SENIOR VICE PRESIDENT AND CONTROLLER



                                     Dated:  May 14, 2001