Form 10-Q
period 2001-06-30
UNIONBANCAL CORP
filed 2001-08-13
CIK 1011659

===============================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

          |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Number of shares of Common Stock outstanding at July 31, 2001: 157,674,414

===============================================================================


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                   PAGE
PART I
FINANCIAL INFORMATION
   Consolidated Financial Highlights..............................................   2
   Item 1. Financial Statements:
      Condensed Consolidated Statements of Income.................................   4
      Condensed Consolidated Balance Sheets.......................................   5
      Condensed Consolidated Statements of Changes in Shareholders' Equity........   6
      Condensed Consolidated Statements of Cash Flows.............................   7
      Notes to Condensed Consolidated Financial Statements........................   8
   Item 2. Management's Discussion and Analysis:
      Introduction................................................................  14
      Summary.....................................................................  14
      Business Segments...........................................................  17
      Net Interest Income.........................................................  27
      Noninterest Income..........................................................  30
      Noninterest Expense.........................................................  32
      Income Tax Expense..........................................................  33
      Loans.......................................................................  34
      Cross-Border Outstandings...................................................  35
      Provision for Credit Losses.................................................  35
      Allowance for Credit Losses.................................................  36
      Nonperforming Assets........................................................  40
      Loans 90 Days or More Past Due and Still Accruing...........................  40
      Liquidity...................................................................  40
      Regulatory Capital..........................................................  41
      Certain Business Risk Factors...............................................  42
   Item 3. Market Risk............................................................  45
PART II
OTHER INFORMATION
   Item 4. Other Information......................................................  46
   Item 6. Exhibits and Reports on Form 8-K.......................................  46
Signatures........................................................................  47

                         PART I. FINANCIAL INFORMATION

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                                            PERCENT CHANGE TO
                                                              FOR THE THREE MONTHS ENDED                   JUNE 30, 2001 FROM:
                                                   --------------------------------------------------  --------------------------
                                                      JUNE 30,          MARCH 31,           JUNE 30,     JUNE 30,      MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)           2000               2001               2001         2000           2001
---------------------------------------------      -----------         -----------        -----------  -----------    -----------
RESULTS OF OPERATIONS:
   Net interest income(1)....................      $   396,929         $   387,883        $   379,313      (4.44)%        (2.21)%
   Provision for credit losses...............           70,000             100,000             65,000      (7.14)        (35.00)
   Noninterest income........................          173,070             180,807            168,391      (2.70)         (6.87)
   Noninterest expense, excluding
      restructuring credit...................          290,319             307,485            307,452       5.90          (0.01)
   Restructuring credit......................           (8,000)                 --                 --    (100.00)            --
                                                   -----------         -----------        -----------
   Income before income taxes(1).............          217,680             161,205            175,252     (19.49)          8.71
   Taxable-equivalent adjustment.............              637                 622                590      (7.38)         (5.14)
   Income tax expense........................           75,628              53,296             57,512     (23.95)          7.91
                                                   -----------         -----------        -----------
   Net income................................      $   141,415         $   107,287        $   117,150     (17.16)%         9.19%
                                                   ===========         ===========        ===========
PER COMMON SHARE:
   Net income--basic..........................     $      0.87         $      0.68        $      0.74     (14.94)%         8.82%
   Net income--diluted........................            0.87                0.67               0.74     (14.94)         10.45
   Dividends(2)..............................             0.25                0.25               0.25         --             --
   Book value (end of period)................            19.42               21.02              21.37      10.04           1.67
   Common shares outstanding (end of period).      161,604,417         158,567,213        157,839,218      (2.33)         (0.46)
   Weighted average common shares
outstanding--basic............................     162,231,696         158,893,347        158,180,799      (2.50)         (0.45)
   Weighted average common shares
outstanding--diluted..........................     162,660,994         159,269,148        158,881,633      (2.32)         (0.24)
BALANCE SHEET (END OF PERIOD):
   Total assets..............................      $33,895,037         $35,823,362        $35,758,632       5.50%         (0.18)%
   Total loans...............................       26,373,044          25,976,936         25,656,247      (2.72)         (1.23)
   Nonaccrual loans..........................          203,201             430,845            453,422     123.14           5.24
   Nonperforming assets......................          228,981             438,980            460,116     100.94           4.81
   Total deposits............................       25,733,981          27,208,128         27,700,624       7.64           1.81
   Subordinated capital notes................          298,000             200,000            200,000     (32.89)            --
   Trust preferred securities................          350,000             366,526            364,269       4.08          (0.62)
   Common equity.............................        3,138,690           3,332,998          3,373,564       7.48           1.22
BALANCE SHEET (PERIOD AVERAGE):
   Total assets..............................      $33,846,445         $34,427,990        $34,589,322       2.19%          0.47%
   Total loans...............................       26,441,412          26,417,626         26,114,389      (1.24)         (1.15)
   Earning assets............................       30,575,062          31,067,895         31,272,909       2.28           0.66
   Total deposits............................       25,476,764          25,767,673         26,641,335       4.57           3.39
   Common equity.............................        3,085,227           3,337,940          3,406,324      10.41           2.05
FINANCIAL RATIOS:
   Return on average assets(3)...............             1.68%               1.26%              1.36%
   Return on average common equity(3)........            18.44               13.04              13.79
   Efficiency ratio(4).......................            49.52               54.07              56.13
   Net interest margin(1)....................             5.21                5.04               4.86
   Dividend payout ratio.....................            28.74               36.76              33.78
   Tangible equity ratio.....................             9.13                9.16               9.30
   Tier 1 risk-based capital ratio...........            10.23               10.49              10.85
   Total risk-based capital ratio............            12.05               12.32              12.70
   Leverage ratio............................            10.26               10.22              10.33
   Allowance for credit losses to total loans             1.90                2.47               2.44
   Allowance for credit losses to nonaccrual
      loans..................................           246.42              149.09             138.18
   Net loans charged off to average total
      loans(3)...............................             0.80                1.10               1.24
   Nonperforming assets to total loans,
      distressed loans held for sale, and
      foreclosed assets......................             0.87                1.69               1.79
   Nonperforming assets to total assets......             0.68                1.23               1.29

-----------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.
(3)      Annualized.
(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense, as a percentage of net interest income (taxable-equivalent) and noninterest income.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)

                                                                                                  AS OF AND FOR THE
                                                                                                  SIX MONTHS ENDED
                                                                                    -------------------------------------------
                                                                                      JUNE 30,          JUNE 30,       PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                           2000              2001         CHANGE
---------------------------------------------                                       -----------        -----------   ----------
RESULTS OF OPERATIONS:
   Net interest income(1)......................................................     $   783,106        $   767,196       (2.03)%
   Provision for credit losses.................................................         110,000            165,000       50.00
   Noninterest income..........................................................         325,080            349,198        7.42
   Noninterest expense, excluding restructuring credit.........................         557,357            614,937       10.33
   Restructuring credit........................................................         (19,000)                --     (100.00)
                                                                                    -----------        -----------
   Income before income taxes(1)...............................................         459,829            336,457      (26.83)
   Taxable-equivalent adjustment...............................................           1,292              1,212       (6.19)
   Income tax expense..........................................................         158,651            110,808      (30.16)
                                                                                    -----------        -----------
   Net income..................................................................     $   299,886        $   224,437      (25.16)%
                                                                                    ===========        ===========
PER COMMON SHARE:
   Net income--basic............................................................    $      1.84        $      1.42      (22.83)%
   Net income--diluted..........................................................           1.83               1.41      (22.95)
   Dividends(2)................................................................            0.50               0.50          --
   Book value (end of period)..................................................           19.42              21.37       10.04
   Common shares outstanding (end of period)...................................     161,604,417        157,839,218       (2.33)
   Weighted average common shares outstanding--basic............................    163,017,375        158,535,105       (2.75)
   Weighted average common shares outstanding--diluted..........................    163,606,186        158,975,932       (2.83)
BALANCE SHEET (END OF PERIOD):
   Total assets................................................................     $33,895,037        $35,758,632        5.50%
   Total loans.................................................................      26,373,044         25,656,247       (2.72)
   Nonaccrual loans............................................................         203,201            453,422      123.14
   Nonperforming assets........................................................         228,981            460,116      100.94
   Total deposits..............................................................      25,733,981         27,700,624        7.64
   Subordinated capital notes..................................................         298,000            200,000      (32.89)
   Trust preferred securities..................................................         350,000            364,269        4.08
   Common equity...............................................................       3,138,690          3,373,564        7.48
BALANCE SHEET (PERIOD AVERAGE):
   Total assets................................................................     $33,434,301        $34,509,101        3.21%
   Total loans.................................................................      26,227,565         26,265,170        0.14
   Earning assets..............................................................      30,201,073         31,171,142        3.21
   Total deposits..............................................................      25,278,692         26,206,917        3.67
   Common equity...............................................................       3,049,985          3,372,321       10.57
FINANCIAL RATIOS:
   Return on average assets(3).................................................            1.80%              1.31%
   Return on average common equity(3)..........................................           19.77              13.42
   Efficiency ratio(4).........................................................           48.58              55.08
   Net interest margin(1)......................................................            5.21               4.94
   Dividend payout ratio.......................................................           27.17              35.21
   Tangible equity ratio.......................................................            9.13               9.30
   Tier 1 risk-based capital ratio.............................................           10.23              10.85
   Total risk-based capital ratio..............................................           12.05              12.70
   Leverage ratio..............................................................           10.26              10.33
   Allowance for credit losses to total loans..................................            1.90               2.44
   Allowance for credit losses to nonaccrual loans.............................          246.42             138.18
   Net loans charged off to average total loans(3).............................            0.61               1.17
   Nonperforming assets to total loans, distressed loans held for sale, and
      foreclosed assets........................................................            0.87               1.79
   Nonperforming assets to total assets........................................            0.68               1.29

-----------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.
(3)      Annualized.
(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense, as a percentage of net interest income (taxable-equivalent) and noninterest income.

                                       3

ITEM 1.  FINANCIAL STATEMENTS


                                              UNIONBANCAL CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                             (UNAUDITED)



                                                                      FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,                  ENDED JUNE 30,
                                                                   -------------------------      --------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                        2000             2001            2000            2001
---------------------------------------------                      --------         --------      ----------      ----------
INTEREST INCOME
   Loans.........................................................  $560,516         $486,928      $1,099,332      $1,023,417
   Securities....................................................    56,446           71,210         106,983         138,518
   Interest bearing deposits in banks............................     2,563              661           4,747           1,627
   Federal funds sold and securities purchased under resale
      agreements.................................................     2,082            2,158           5,101           3,187
   Trading account assets........................................     4,777            2,164           8,035           5,064
                                                                   --------         --------      ----------      ----------
      Total interest income......................................   626,384          563,121       1,224,198       1,171,813
                                                                   --------         --------      ----------      ----------
INTEREST EXPENSE
   Domestic deposits.............................................   138,629          125,426         266,218         260,543
   Foreign deposits..............................................    24,441           19,447          51,366          44,990
   Federal funds purchased and securities sold under repurchase
      agreements.................................................    26,865           10,622          45,389          36,422
   Commercial paper..............................................    23,364           14,625          44,932          35,038
   Subordinated capital notes....................................     5,081            2,535           9,937           5,731
   UnionBanCal Corporation--obligated mandatorily redeemable
      preferred securities of subsidiary grantor trust...........     6,490            5,367          13,374          11,389
   Other borrowed funds..........................................     5,222            6,376          11,168          11,716
                                                                   --------         --------      ----------      ----------
      Total interest expense.....................................   230,092          184,398         442,384         405,829
                                                                   --------         --------      ----------      ----------
NET INTEREST INCOME..............................................   396,292          378,723         781,814         765,984
   Provision for credit losses...................................    70,000           65,000         110,000         165,000
                                                                   --------         --------      ----------      ----------
      Net interest income after provision for credit losses......   326,292          313,723         671,814         600,984
                                                                   --------         --------      ----------      ----------
NONINTEREST INCOME
   Service charges on deposit accounts...........................    52,645           61,852         100,208         118,872
   Trust and investment management fees..........................    37,388           39,234          76,188          78,915
   Merchant transaction processing fees..........................    18,438           20,266          35,533          39,332
   International commissions and fees............................    18,415           18,125          35,451          35,235
   Merchant banking fees.........................................    11,109            9,681          25,328          18,929
   Brokerage commissions and fees................................     9,263            9,063          18,693          17,978
   Securities gains, net.........................................    10,018            3,751           5,700           6,017
   Other.........................................................    15,794            6,419          27,979          33,920
                                                                   --------         --------      ----------      ----------
      Total noninterest income...................................   173,070          168,391         325,080         349,198
                                                                   --------         --------      ----------      ----------
NONINTEREST EXPENSE
   Salaries and employee benefits................................   153,062          164,584         292,256         329,071
   Net occupancy.................................................    22,010           23,837          44,694          46,596
   Equipment.....................................................    16,710           15,469          32,004          31,267
   Merchant transaction processing...............................    12,644           13,449          24,360          26,363
   Communications................................................    10,745           11,806          21,312          23,508
   Professional services.........................................    10,556           11,349          18,518          19,173
   Data processing...............................................     8,975            9,101          17,622          18,050
   Foreclosed asset expense......................................        56               48              21              61
   Restructuring credit..........................................    (8,000)              --         (19,000)             --
   Other.........................................................    55,561           57,809         106,570         120,848
                                                                   --------         --------      ----------      ----------
      Total noninterest expense..................................   282,319          307,452         538,357         614,937
                                                                   --------         --------      ----------      ----------
   Income before income taxes....................................   217,043          174,662         458,537         335,245
   Income tax expense............................................    75,628           57,512         158,651         110,808
                                                                   --------         --------      ----------      ----------
NET INCOME.......................................................  $141,415         $117,150      $  299,886      $  224,437
                                                                   ========         ========      ==========      ==========
NET INCOME PER COMMON SHARE--BASIC................................ $   0.87         $   0.74      $     1.84      $     1.42
                                                                   ========         ========      ==========      ==========
NET INCOME PER COMMON SHARE--DILUTED.............................. $   0.87         $   0.74      $     1.83      $     1.41
                                                                   ========         ========      ==========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC.................  162,232          158,181         163,017         158,535
                                                                   ========         ========      ==========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED...............  162,661          158,882         163,606         158,976
                                                                   ========         ========      ==========      ==========


     See accompanying notes to condensed consolidated financial statements.



                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                               (UNAUDITED)                      (UNAUDITED)
                                                                                 JUNE 30,      DECEMBER 31,       JUNE 30,
(DOLLARS IN THE THOUSANDS)                                                         2000            2000             2001
-------------------------------------------------------------------------      -----------     -----------      -----------
ASSETS
Cash and due from banks..................................................      $ 2,232,750     $ 2,957,103      $ 2,223,197
Interest bearing deposits in banks.......................................          182,408          73,936           51,510
Federal funds sold and securities purchased under resale agreements......           64,980         291,940        1,491,000
                                                                               -----------     -----------      -----------
   Total cash and cash equivalents.......................................        2,480,138       3,322,979        3,765,707
Trading account assets...................................................          273,797         339,695          301,744
Securities available for sale:
   Securities pledged as collateral......................................               --         593,686          287,881
   Held in portfolio.....................................................        3,470,780       3,533,984        4,569,015
Securities held to maturity (market value: June 30, 2000, $23,993;
   December 31, 2000, $23,302)...........................................           25,151          23,529               --
Loans (net of allowance for credit losses: June 30, 2000, $500,731;
   December 31, 2000, $613,902; June 30, 2001, $626,537).................       25,872,313      25,396,496       25,029,710
Due from customers on acceptances........................................          256,834         268,116          167,309
Premises and equipment, net..............................................          424,898         474,279          483,865
Other assets.............................................................        1,091,126       1,209,711        1,153,401
                                                                               -----------     -----------      -----------
   Total assets..........................................................      $33,895,037     $35,162,475      $35,758,632
                                                                               ===========     ===========      ===========
LIABILITIES
Domestic deposits:
   Noninterest bearing...................................................      $ 9,846,855     $10,916,710      $11,247,828
   Interest bearing......................................................       14,003,065      13,986,774       14,267,659
Foreign deposits:
   Noninterest bearing...................................................          331,825         323,783          342,656
   Interest bearing......................................................        1,552,236       2,055,916        1,842,481
                                                                               -----------     -----------      -----------
   Total deposits........................................................       25,733,981      27,283,183       27,700,624
Federal funds purchased and securities sold under repurchase agreements..        1,640,265       1,387,667          713,056
Commercial paper.........................................................        1,431,737       1,385,771        1,416,432
Other borrowed funds.....................................................          262,662         249,469          702,511
Acceptances outstanding..................................................          256,834         268,116          167,309
Other liabilities........................................................          782,868         826,704        1,120,867
Subordinated capital notes...............................................          298,000         200,000          200,000
UnionBanCal Corporation--obligated mandatorily redeemable preferred
   securities of subsidiary grantor trust................................          350,000         350,000          364,269
                                                                               -----------     -----------      -----------
   Total liabilities.....................................................       30,756,347      31,950,910       32,385,068
                                                                               -----------     -----------      -----------
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock:
   Authorized 5,000,000 shares, no shares issued or outstanding as of
      June 30, 2000, December 31, 2000, and June 30, 2001................               --              --               --
Common stock--no stated value:
   Authorized 300,000,000 shares, issued 161,604,417 shares as of June 30,
      2000, 159,234,454 shares as of December 31, 2000, and 157,839,218
      shares as of June 30, 2001.........................................        1,327,509       1,275,587        1,232,759
Retained earnings........................................................        1,845,037       1,906,093        2,052,159
Accumulated other comprehensive income (loss)............................          (33,856)         29,885           88,646
                                                                               -----------     -----------      -----------
   Total shareholders' equity............................................        3,138,690       3,211,565        3,373,564
                                                                               -----------     -----------      -----------
   Total liabilities and shareholders' equity............................      $33,895,037     $35,162,475      $35,758,632
                                                                               ===========     ===========      ===========



     See accompanying notes to condensed consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                                               ----------------------------------------------------
(DOLLARS IN THOUSANDS)                                                                   2000                         2001
-----------------------------------------------------------------------        -----------------------      -----------------------
COMMON STOCK
   Balance, beginning of period........................................        $1,404,155                   $1,275,587
   Dividend reinvestment plan..........................................                22                           22
   Deferred compensation--restricted stock awards......................               (68)                         (17)
   Stock options exercised.............................................             1,239                        3,841
   Common stock repurchased............................................           (77,839)                     (46,674)
                                                                               ----------                   ----------
      Balance, end of period...........................................        $1,327,509                   $1,232,759
                                                                               ----------                   ----------
RETAINED EARNINGS
   Balance, beginning of period........................................        $1,625,263                   $1,906,093
   Net income..........................................................           299,886     $299,886         224,437     $224,437
   Dividends on common stock(1)........................................           (81,433)                     (79,166)
   Deferred compensation--restricted stock awards.......................            1,321                          795
                                                                               ----------                   ----------
      Balance, end of period...........................................        $1,845,037                   $2,052,159
                                                                               ----------                   ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Balance, beginning of period........................................        $  (41,950)                  $   29,885
   Cumulative effect of accounting change (SFAS No. 133)(2), net of tax
      expense of $13,754...............................................                                                      22,205
   Unrealized net gains on cash flow hedges, net of tax expense of
      $20,825 in the first six months of 2001..........................                             --                       33,620
   Less: reclassification adjustment for net gains on cash flow hedges included in net income, net of tax expense of $4,900 in the first
      six months of 2001...............................................                             --                       (7,911)
                                                                                              --------                     --------
   Net unrealized gains on cash flow hedges............................                             --                       25,709
   Unrealized holding gains arising during the period on securities available for sale, net of tax expense of $6,922 and $9,434 in
      the first six months of 2000 and 2001, respectively..............                         11,174                       15,230
   Less: reclassification adjustment for gains on securities available for sale included in net income, net of tax expense of $2,180 and
      $2,302 in the first six months of 2000 and 2001, respectively....                         (3,520)                      (3,715)
                                                                                              --------                     --------
   Net unrealized gains on securities available for sale...............                          7,654                       11,515
   Foreign currency translation adjustment, net of tax expense
      (benefit) of $273 and $(414) in the first six months of 2000 and
      2001, respectively...............................................                            440                         (668)
                                                                                              --------                     --------
   Other comprehensive income..........................................             8,094        8,094          58,761       58,761
                                                                               ----------     --------      ----------     --------
   Total comprehensive income..........................................                       $307,980                     $283,198
                                                                                              ========                     ========
      Balance, end of period...........................................        $  (33,856)                  $   88,646
                                                                               ----------                   ----------
        TOTAL SHAREHOLDERS' EQUITY.....................................        $3,138,690                   $3,373,564
                                                                               ==========                   ==========

-----------

(1) Dividends per share were $0.50 for the first six months of 2000 and 2001. Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

(2) Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities"

   See accompanying notes to condensed consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                    FOR THE SIX MONTHS
                                                                                                       ENDED JUNE 30,
                                                                                                --------------------------
(DOLLARS IN THOUSANDS)                                                                              2000           2001
--------------------------------------------------------------------------------------------    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...............................................................................    $  299,886      $  224,437
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for credit losses...........................................................       110,000         165,000
      Depreciation, amortization and accretion..............................................        35,823          40,167
      Provision for deferred income taxes...................................................        24,771          21,076
      Gain on sales of securities available for sale........................................        (5,700)         (6,017)
      Utilization in excess of restructuring charge.........................................       (39,335)         (7,325)
      Net decrease (increase) in trading account assets.....................................       (93,862)         37,951
      Other, net............................................................................       (46,412)        379,628
                                                                                                ----------      ----------
      Total adjustments.....................................................................       (14,715)        630,480
                                                                                                ----------      ----------
   Net cash provided by operating activities................................................       285,171         854,917
                                                                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale.....................................       388,049         272,827
   Proceeds from matured and called securities available for sale...........................       464,584         367,840
   Purchases of securities available for sale...............................................    (1,094,623)     (1,328,816)
   Proceeds from matured and called securities held to maturity.............................        21,380              --
   Net decrease (increase) in loans.........................................................      (562,725)        205,234
   Other, net...............................................................................       (29,628)        (35,464)
                                                                                                ----------      ----------
      Net cash used in investing activities.................................................      (812,963)       (518,379)
                                                                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits......................................................      (522,626)        417,441
   Net increase (decrease) in federal funds purchased and securities sold under repurchase
      agreements............................................................................       483,466        (674,611)
   Net increase in commercial paper and other borrowed funds................................        45,645         483,703
   Common stock repurchased.................................................................       (77,839)        (46,674)
   Payments of cash dividends...............................................................       (82,027)        (79,502)
   Other, net...............................................................................         1,701          17,464
                                                                                                ----------      ----------
      Net cash provided by (used in) financing activities...................................      (151,680)        117,821
                                                                                                ----------      ----------
Net increase (decrease) in cash and cash equivalents........................................      (679,472)        454,359
Cash and cash equivalents at beginning of period............................................     3,158,133       3,322,979
Effect of exchange rate changes on cash and cash equivalents................................         1,477         (11,631)
                                                                                                ----------      ----------
Cash and cash equivalents at end of period..................................................    $2,480,138      $3,765,707
                                                                                                ==========      ==========


CASH PAID DURING THE PERIOD FOR:
   Interest.................................................................................    $  431,552      $  432,648
   Income taxes.............................................................................        91,202          34,485
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Loans transferred to foreclosed assets (OREO) and/or distressed loans held for sale......    $   25,286      $    6,242
   Securities transferred from held to maturity to available for sale.......................            --          23,529
   Dividends declared but unpaid............................................................        40,530          39,496

     See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2000. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

     In July 2000 and April 2001, the Company announced stock repurchase plans of $100 million each. Between July 2000 and March 2001, the Company repurchased $69 million in common stock and between April 2001 and June 2001, an additional $25 million in common stock was repurchased. As of June 30, 2001, $106 million of common stock authorized is available for repurchase. At June 30, 2001, The Bank of Tokyo-Mitsubishi, Ltd. (BTM) owned 67 percent of the Company.

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

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. The Statement revises the standards for accounting for the securitization and other transfers of financial assets and collateral, and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. SFAS No.140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of these components of SFAS No. 140 did not have a material impact on the Company's financial position or results of operations. SFAS No. 140 must be applied prospectively. For recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral, this Statement was adopted as of December 31, 2000 and did not have a material impact on the Company's financial position.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by a single method--the purchase method. This Statement eliminates the pooling-of-interests method but carries forward without reconsideration the guidance in Accounting Principles Board Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for
Preacquisition   Contingencies   of  Purchased

Enterprises" related to the application of the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.
SFAS No. 142 significantly changes the accounting for goodwill and other intangible assets subsequent to their initial recognition. SFAS No. 142 requires that goodwill and some intangible assets no longer be amortized, but tested for impairment at least annually by comparing the fair value of those assets with their recorded amounts. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of the fiscal year. However, goodwill and intangible assets acquired in a transaction completed after June 30, 2001, but before SFAS No. 142 is adopted, would be accounted for in accordance with the amortization and nonamortization provisions of this statement. Upon adoption on January 1, 2002, the amortization of existing goodwill will cease and a transitional impairment test will be performed. Impairment loss at adoption, if any, will be recognized as a change in accounting principle. Management believes that at adoption, SFAS No. 141 and SFAS No. 142 will not have a material impact on the Company's financial position or results of operations. Upon adoption, goodwill amortization for the year ending December 31, 2002 will be reduced by $12.5 million and no previously acquired goodwill is expected to be impaired.

NOTE 3--EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months and six months ended June 30, 2000 and 2001:


                                           THREE MONTHS ENDED JUNE 30,                        SIX MONTHS ENDED JUNE 30,
                                  ---------------------------------------------   -----------------------------------------------
                                         2000                     2001                    2000                      2001
                                  --------------------    ---------------------    ---------------------     --------------------
(AMOUNTS IN THOUSANDS, EXCEPT
 PER SHARE DATA)                  BASIC       DILUTED      BASIC       DILUTED      BASIC       DILUTED       BASIC      DILUTED
-------------------------------- --------     --------    --------     --------    --------     --------     --------    --------
Net Income...................... $141,415     $141,415    $117,150     $117,150    $299,886     $299,886     $224,437    $224,437
                                 ========     ========    ========     ========    ========     ========     ========    ========
Weighted average common shares
   outstanding..................  162,232      162,232     158,181      158,181     163,017      163,017      158,535     158,535
Additional shares due to:
  Assumed conversion of
  dilutive stock options........       --          429          --          701          --          589           --         441
                                 --------     --------    --------     --------    --------     --------     --------    --------
Adjusted weighted average common
   shares outstanding...........  162,232      162,661     158,181      158,882     163,017      163,606      158,535     158,976
                                 ========     ========    ========     ========    ========     ========     ========    ========
Net income per share............ $   0.87     $   0.87    $   0.74     $   0.74    $   1.84     $   1.83     $   1.42    $   1.41
                                 ========     ========    ========     ========    ========     ========     ========    ========


NOTE 4--COMPREHENSIVE INCOME

     The following table presents a summary of the components of accumulated other comprehensive income (loss):


                                                    NET UNREALIZED GAINS
                                                    (LOSSES) ON SECURITIES         FOREIGN CURRENCY        NET UNREALIZED GAINS
                                                     AVAILABLE FOR SALE        TRANSLATION ADJUSTMENT      ON CASH FLOW HEDGES
                                                    ---------------------      ----------------------      --------------------
                                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                 2000        2001          2000           2001        2000         2001
--------------------------------------------------  --------      -------      -------       --------     -------       -------
Beginning balance.................................  $(32,548)     $41,879      $(8,713)      $(11,191)    $    --       $    --
Cumulative effect of accounting change, net of tax        --           --           --             --          --        22,205
Change during the period..........................     7,654       11,515          440           (668)         --        25,709
                                                    --------      -------      --------      ---------    -------       -------
Ending balance....................................  $(24,894)     $53,394      $(8,273)      $(11,859)    $    --       $47,914
                                                    ========      =======      =======       ========     =======       =======


                                                                                                             ACCUMULATED OTHER
                                                                                   MINIMUM PENSION          COMPREHENSIVE INCOME
                                                                                LIABILITY ADJUSTMENT               (LOSS)
                                                                                --------------------     -------------------------
                                                                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                --------------------------------------------------
(DOLLARS IN THOUSANDS)                                                            2000        2001          2000             2001
-----------------------------------------------------------------------------   -------     -------       --------         -------
Beginning balance............................................................   $  (689)    $  (803)      $(41,950)        $29,885
Cumulative effect of accounting change, net of tax...........................        --          --             --          22,205
Change during the period.....................................................        --          --          8,094          36,556
                                                                                -------     -------       --------         -------
Ending balance...............................................................   $  (689)    $  (803)      $(33,856)        $88,646
                                                                                =======     =======       ========         =======

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

     The information, set forth in the tables on the following pages, reflects selected income statement items and a selected balance sheet item by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

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


                                             COMMUNITY BANKING
                                               AND INVESTMENT          COMMERCIAL FINANCIAL           INTERNATIONAL
                                               SERVICES GROUP             SERVICES GROUP              BANKING GROUP
                                           ----------------------     ----------------------       --------------------
                                                             AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                           ----------------------------------------------------------------------------
                                             2000          2001         2000          2001           2000         2001
------------------------------------       --------      --------     --------      --------       -------      -------
RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS):
Total revenue(1)....................       $295,133      $280,895     $239,088      $208,603       $22,225      $22,836
Net income (loss)...................       $ 62,856      $ 51,926     $ 85,841      $ 63,516       $ 3,892      $ 4,350
Total assets at period end
(dollars in millions)...............       $  8,850      $  9,952     $ 18,975      $ 17,198       $ 1,538      $ 1,282



                                                   GLOBAL                                              UNIONBANCAL
                                               MARKETS GROUP                   OTHER                   CORPORATION
                                           ----------------------     ----------------------       ---------------------
                                                            AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                           -----------------------------------------------------------------------------
                                             2000          2001         2000          2001           2000          2001
------------------------------------       --------      --------     --------      --------       --------     --------
RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS):
Total revenue(1)....................       $  2,045      $  5,441     $ 10,871      $ 29,339       $569,362     $547,114
Net income (loss)...................       $ (1,105)     $  2,690     $(10,069)     $ (5,332)      $141,415     $117,150
Total assets at period end
(dollars in millions)...............       $  3,687      $  6,665     $    845      $    662       $ 33,895      $35,759

-----------

(1)  Total revenue is comprised of net interest income and noninterest income


                                             COMMUNITY BANKING
                                               AND INVESTMENT          COMMERCIAL FINANCIAL           INTERNATIONAL
                                               SERVICES GROUP             SERVICES GROUP              BANKING GROUP
                                           ----------------------     ----------------------       --------------------
                                                             AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                           ----------------------------------------------------------------------------
                                             2000          2001         2000          2001           2000         2001
------------------------------------       --------      --------     --------      --------       -------      -------
RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS):
Total revenue(1)....................       $568,367      $548,210     $456,700      $429,329       $48,276      $47,961
Net income (loss)...................       $117,191      $ 99,000     $162,154      $137,661       $10,156      $10,882
Total assets at period end
(dollars in millions)...............       $  8,850      $  9,952     $ 18,975      $ 17,198       $ 1,538      $ 1,282



                                                   GLOBAL                                                UNIONBANCAL
                                               MARKETS GROUP                   OTHER                     CORPORATION
                                           ----------------------     ----------------------       -----------------------
                                                            AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                           -------------------------------------------------------------------------------
                                             2000          2001         2000          2001            2000         2001
------------------------------------       --------      --------     --------      --------       ----------   ----------
RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS):
Total revenue(1)....................       $  4,608      $ 24,324     $ 28,944      $ 65,358       $1,106,894   $1,115,182
Net income (loss)...................       $ (2,016)     $  6,091     $ 12,401      $(29,197)      $  299,886   $  224,437
Total assets at period end
(dollars in millions)...............       $  3,687      $  6,665     $    845      $    662       $   33,895   $   35,759

-----------

(1)  Total revenue is comprised of net interest income and noninterest income


NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. All derivatives, whether designated as a hedge, or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and be expected to be effective throughout the life of the hedge. Derivative instruments that do not qualify as either a fair value or cash flow hedge are valued at fair value and classified as trading account assets with the resultant gain or loss recognized in current earnings. The adoption of SFAS No. 133 resulted in the recognition of a loss of $6 million ($4 million, net of tax), which is included in noninterest expense. Additionally, the adoption of SFAS No. 133 resulted in a cumulative effect of a change in accounting principle on accumulated other comprehensive income, net of tax, of $22 million in unrealized gain.

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

     CASH FLOW HEDGES

     HEDGING STRATEGIES FOR VARIABLE RATE LOANS

     The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, e.g., U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable

NOTE 6 - DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

rate loans and that of the hedging instrument is identical. Cash flow hedging strategies include the utilization of purchased floor, caps, corridor options and interest rate swaps.

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

     The Company uses purchased interest rate caps to hedge the variable cash flows associated with 3-month LIBOR or 6-month LIBOR indexed negotiable certificates of deposits. Net payments to be received under the cap contract offset the increase in interest expense caused by the relevant LIBOR index rising above the cap's strike rate.

     Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans, the index and repricing frequencies of the hedge matches those of the loans, and the period in which the designated hedged cash flows occur is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans. During the second quarter of 2001, the Company recognized a net loss of $0.3 million due to ineffectiveness, which is recognized in noninterest expense.

     FAIR VALUE HEDGES

     HEDGING  STRATEGIES  FOR  UNIONBANCAL  CORPORATION-  OBLIGATED  MANDATORILY
     REDEEMABLE   PREFERRED  SECURITIES  OF  SUBSIDIARY  GRANTOR  TRUSTS  (TRUST
     PREFERRED SECURITIES)

     The Company engages in an interest rate hedging strategy in which an interest rate swap is associated with a specific interest bearing liability, UnionBanCal Corporation's Trust Preferred Securities, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigates the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, US dollar LIBOR.

     Fair value hedging transactions are structured at inception so that the notional amounts of the swap match an associated principal amount of the Trust Preferred Securities. The interest payment dates, the expiration date, and the embedded call option of the swap match those of the Trust Preferred Securities. The ineffectiveness on the fair value hedges during the second quarter of 2001 was $0.2 million.

     OTHER

     The Company uses foreign currency forward contracts as a means of managing foreign exchange rate risk associated with assets and/or liabilities denominated in foreign currencies. The Company values the contracts at fair value and the liabilities at fair value, with the resultant gain or loss recognized in noninterest income.

NOTE 7--SUBSEQUENT EVENT

     On July 25, 2001, the Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock. The dividend will be paid on October 5, 2001 to shareholders of record as of September 7, 2001.

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

     THERE ARE NUMEROUS RISKS AND UNCERTAINTIES THAT COULD AND WILL CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE DISCUSSED IN OUR FORWARD-LOOKING STATEMENTS. MANY OF THESE FACTORS ARE BEYOND OUR ABILITY TO CONTROL OR PREDICT AND COULD HAVE A
MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR PROSPECTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS': ADVERSE ECONOMIC CONDITIONS IN CALIFORNIA (INCLUDING PROBLEMS ARISING FROM THE CALIFORNIA ENERGY CRISIS), ADVERSE ECONOMIC CONDITIONS AFFECTING CERTAIN INDUSTRIES, FLUCTUATIONS IN INTEREST RATES, THE CONTROLLING INTEREST IN US BY THE BANK OF TOKYO-MITSUBISHI, LTD., COMPETITION IN THE BANKING INDUSTRY, RESTRICTIONS ON DIVIDENDS, ADVERSE EFFECTS OF CURRENT AND FUTURE BANKING RULES, REGULATIONS AND LEGISLATION, AND RISKS ASSOCIATED WITH VARIOUS STRATEGIES WE MAY PURSUE, INCLUDING POTENTIAL ACQUISITIONS, DIVESTITURES AND RESTRUCTURINGS. SEE ALSO THE SECTION ENTITLED "CERTAIN BUSINESS RISK FACTORS" ON PAGE 42.

INTRODUCTION

     We are a California-based, commercial bank holding company with consolidated assets of $35.8 billion at June 30, 2001. At June 30, 2001, Union Bank of California, N.A. was the third largest commercial bank in California, based on total assets and total deposits in California.

     UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A., (the Bank) was created on April 1, 1996 by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control, similar to a pooling of interests.

     In July 2000 and April 2001, we announced stock repurchase plans of $100 million each. Between July 2000 and March 2001, we repurchased $69 million in common stock and between April 2001 and June 2001, an additional $25 million in common stock was repurchased. As of June 30, 2001, $106 million of common stock authorized is available for repurchase. At June 30, 2001, The Bank of Tokyo-Mitsubishi, Ltd. (BTM) owned 67 percent of UnionBanCal Corporation.

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


                                                                     FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,                 ENDED JUNE 30,
                                                                   ------------------------       -------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                         2000          2001            2000            2001
--------------------------------------------------------------     ---------     ---------        --------        ---------
INCOME BEFORE INCOME TAXES....................................     $ 217,680     $ 175,252        $ 459,829       $ 336,457
   Restructuring credit.......................................        (8,000)           --          (19,000)             --
   Taxable equivalent adjustment..............................          (637)         (590)          (1,292)         (1,212)
   Income tax expense(1)......................................       (72,614)      (57,512)        (151,492)       (110,808)
                                                                   ---------     ---------        ---------       ---------
PRO FORMA EARNINGS............................................     $ 136,429     $ 117,150        $ 288,045       $ 224,437
                                                                   =========     =========        =========       =========


PER COMMON SHARE, EXCLUDING RESTRUCTURING CREDIT
   Pro forma earnings (basic).................................     $    0.84     $    0.74        $   1.77        $   1.42
   Pro forma earnings (diluted)...............................          0.84          0.74            1.76            1.41
SELECTED FINANCIAL RATIOS, EXCLUDING RESTRUCTURING CREDIT
   Pro forma return on average assets.........................          1.62%         1.36%           1.73%           1.31%
   Pro forma return on average common equity..................         17.78         13.79           18.99           13.42
   Pro forma efficiency ratio(2)..............................         50.92         56.13           50.29           55.08
   Pro forma dividend payout ratio............................         29.76         33.78           28.41           35.21
-----------

(1) Excludes the income tax expense effect of $3.014 million and $7.159 million in the three and six months ending June 30, 2000, respectively, related to restructuring credits.

(2) The pro forma efficiency ratio is noninterest expense, excluding foreclosed asset income and restructuring credit, as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense was $0.056 million and $0.048 million for the second quarter of 2000 and 2001, respectively, and $0.021 million and $0.061 million for the first six months of 2000 and 2001, respectively.

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 2001

     Reported net income was $117.2 million, or $0.74 per diluted common share, in the second quarter of 2001, compared with $141.4 million, or $0.87 per diluted common share, in the second quarter of 2000. Pro forma net earnings was $117.2 million, or $0.74 per diluted common share, in the second quarter of 2001 compared to $136.4 million, or $0.84 per diluted common share, in the second quarter of 2000, which excluded the effects of the $8 million restructuring credit ($5.0 million net of tax), which was recorded in the second quarter of 2000. This decrease in pro forma diluted earnings per share of 12 percent below the second quarter of 2000 was due to a $17.6 million, or 4 percent, decrease in net interest income (on a taxable-equivalent basis), a $17.1 million, or 6 percent, increase in noninterest expense, a $4.7 million, or 3 percent, decrease in noninterest income, partially offset by a $5.0 million, or 7 percent, decrease in provision for credit losses and a two percentage point decrease in the effective tax rate. Other highlights of the second quarter of 2001 include:

     o Net interest income, on a taxable-equivalent basis, was $379.3 million in the second quarter of 2001, a decrease of $17.6 million, or 4 percent, from the second quarter of 2000. Net interest margin in the second quarter of 2001 was 4.86 percent, a decrease of 35 basis points from the second quarter of 2000.

     o Noninterest income was $168.4 million in the second quarter of 2001, a decrease of $4.7 million, or 3 percent, from the second quarter of 2000. Service charges on deposit accounts grew $9.2 million, or 17 percent, merchant transaction processing fees increased $1.8 million, or 10 percent, trust and investment management fees rose $1.8 million, or 5 percent, and all other noninterest income, including auto lease residual writedowns of $11.0 million in the second quarter of 2001, decreased $17.6 million, or 27 percent.

     o A provision for credit losses of $65.0 million was recorded in the second quarter of 2001, compared with $70.0 million in the second quarter of 2000. This resulted from management's regular assessment of overall credit quality, loan portfolio composition, business and economic conditions in relation to the level of the allowance for credit losses. The allowance for credit losses was $626.5 million, or 138 percent of total nonaccrual loans, at June 30, 2001, compared with $500.7 million, or 246 percent of total nonaccrual loans, at June 30, 2000.

     o Noninterest expense was $307.5 million in the second quarter of 2001, an increase of $17.1 million, or 6 percent, over the second quarter of 2000, excluding the restructuring credit of $8 million in the second quarter of 2000. Most of this increase can be attributed to higher salaries and employee benefits of $11.5 million, or 8 percent and higher advertising and public relations expense of $4.7 million, or 69 percent. The increase in salaries and benefits expense was primarily caused by a 5 percent increase in average staff levels and annual merit increases.

     o Income tax expense in the second quarter of 2001 was $57.5 million, a 33 percent effective tax rate. For the second quarter of 2000, the effective income tax rate was 35 percent. The decrease in the year-over-year effective tax rate was primarily attributed to an increase in low income housing tax credits in the second quarter of 2001.

     o Reported return on average assets was 1.36 percent and return on average common equity was 13.79 percent in the second quarter of 2001. In the second quarter of 2001, our pro forma return on average assets decreased to 1.36 percent from 1.62 percent a year earlier, and our pro forma return on average common equity decreased to 13.79 percent from 17.78 percent a year earlier.

     o Total loans at June 30, 2001 were $25.7 billion, a decrease of $716.8 million, or 3 percent, from June 30, 2000.

     o Nonperforming assets increased $231.1 million, or 101 percent, from June 30, 2000 to $460.1 million at June 30, 2001. Nonperforming assets as a percentage of total assets increased to 1.29 percent at June 30, 2001, compared with 0.68 percent one year earlier. Total nonaccrual loans were $453.4 million at June 30, 2001, compared with $203.2 million at June 30, 2000, resulting in an increase in the ratio of nonaccrual loans to total loans from 0.77 percent at June 30, 2000 to 1.77 percent at June 30, 2001.

     o  Our Tier 1 and total  risk-based  capital  ratios were 10.85 percent and
        12.70 percent, respectively, at June 30, 2001, compared with 10.23 percent and 12.05 percent, respectively, at June 30, 2000. Our leverage ratio was 10.34 percent at June 30, 2001 compared with 10.26 percent at June 30, 2000.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 2001

     Reported net income was $224.4 million, or $1.41 per diluted common share, in the first six months of 2001, compared with $299.9 million, or $1.83 per diluted common share, in the first six months of 2000. Pro forma net earnings was $224.4 million, or $1.41 per diluted common share, in the first six months of 2001 compared to $288.1 million, or $1.76 per diluted common share, in the six months of 2000, which excluded the effects of the $19 million of restructuring credits ($11.8 million net of tax), which were recorded in the first and second quarters of 2000. This decrease in pro forma diluted earnings per share of 20 percent below the first six months of 2000 was due to a $55.0 million, or 50 percent, increase in the provision for credit losses, a $57.6 million, or 10 percent, increase in noninterest expense, and a $15.9 million, or 2 percent, decrease in net interest income (on a taxable-equivalent basis), partially offset by a

$24.1 million, or 7 percent, increase in noninterest income, and a two percentage point decrease in the effective tax rate. Other highlights of the first six months of 2001 include:

     o Net interest income, on a taxable-equivalent basis, was $767.2 million in the first six months of 2001, a decrease of $15.9 million, or 2 percent, from the first six months of 2000. Net interest margin in the first six months of 2001 was 4.94 percent, a decrease of 27 basis points from the first six months of 2000.

     o Noninterest income was $349.2 million in the first six months of 2001, an increase of $24.1 million, or 7 percent, over the first six months of 2000. Service charges on deposit accounts grew $18.7 million, or 19 percent, merchant transaction processing fees increased $3.8 million, or 11 percent, trust and investment management fees rose $2.7 million, or 4 percent, merchant banking fees decreased $6.4 million, or 25 percent, and all other noninterest income increased $5.3 million, or 6 percent. All other noninterest income included a $20.7 million gain recognized on the exchange of our STAR system stock, which was partially offset by auto lease residual writedowns of $17.3 million, compared with auto lease residual writedowns in the first six months of 2000 of $12.5 million.

     o A provision for credit losses of $165.0 million was recorded in the first six months of 2001, compared with $110.0 million in the first six months of 2000. This resulted from management's regular assessment of overall credit quality, loan portfolio composition and business and economic conditions in relation to the level of the allowance for credit losses.

     o Noninterest expense was $614.9 million in the first six months of 2001, an increase of $57.6 million, or 10 percent, over the first six months of 2000, excluding the restructuring credits in the first and second quarters of 2000. Salaries and employee benefits increased $36.8 million, or 13 percent, primarily caused by a 3 percent increase in average staff levels and annual merit increases and to a $16.0 million one-time credit for an accounting methodology change in recognizing pension expense in 2000. Advertising and public relations expense increased $5.6 million, or 44 percent, mainly due to marketing efforts aimed at growing deposits, small business relationships, and the residential loan business. All other noninterest expense increased $15.2 million, or 6 percent over the same period of 2000.

     o Income tax expense in the first six months of 2001 was $110.8 million, a 33 percent effective tax rate. For the first six months of 2000, the effective income tax rate was 35 percent. The decrease in the year-over-year effective tax rate was primarily attributable to an increase in low income housing tax credits in the first six months of 2001.

     o Reported return on average assets was 1.31 percent and return on average common equity was 13.42 percent for the first six months of 2001. In the first six months of 2001, our pro forma return on average assets decreased to 1.31 percent from 1.73 percent a year earlier, and our pro forma return on average common equity decreased to 13.42 percent from
        18.99 percent a year earlier.

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



                                                      COMMUNITY BANKING AND        COMMERCIAL FINANCIAL           INTERNATIONAL
                                                    INVESTMENT SERVICES GROUP         SERVICES GROUP              BANKING GROUP
                                                    -------------------------    ----------------------       --------------------
                                                                       AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                                    ------------------------------------------------------------------------------
                                                        2000          2001         2000          2001          2000         2001
                                                    ----------      --------     --------      --------       -------      ------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
   Net interest income.........................      $182,764       $175,611     $188,281      $174,681        $ 8,146      $ 8,698
   Noninterest income..........................       112,369        105,284       50,807        33,922         14,079       14,138
                                                     --------       --------     --------      --------        -------      -------
   Total revenue...............................       295,133        280,895      239,088       208,603         22,225       22,836
   Noninterest expense(1)......................       180,799        186,102       74,971        77,825         14,082       14,599
   Credit expense..............................        12,538         10,702       29,377        33,953          1,840        1,192
                                                     --------       --------     --------      --------        -------      -------
   Income before income tax
     expense (benefit).........................       101,796         84,091      134,740        96,825          6,303        7,045
   Income tax expense (benefit)................        38,940         32,165       48,899        33,309          2,411        2,695
                                                     --------       --------     --------      --------        -------      -------
   Net income..................................      $ 62,856       $ 51,926     $ 85,841      $ 63,516        $ 3,892      $ 4,350
                                                     ========       ========     ========      ========        =======      =======

AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(2)..............................      $  7,978       $  8,759     $ 17,044      $ 15,955        $   939      $   967
   Total assets................................         8,888          9,701       18,890        17,767          1,543        1,303
   Total deposits(2)...........................        14,134         14,159        6,238         7,037            875        1,353
FINANCIAL RATIOS:
   Return on risk adjusted capital(3)..........            42%            37%          21%           14%            16%          19%
   Return on average assets(3).................          2.84%          2.15%        1.83%         1.43%          1.01%        1.34%
   Efficiency ratio(4).........................         61.26          66.25        31.36         37.31          63.36        63.93


                                                             GLOBAL                                                UNIONBANCAL
                                                          MARKETS GROUP                  OTHER                     CORPORATION
                                                    -------------------------    ----------------------       ---------------------
                                                                       AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                                    -------------------------------------------------------------------------------
                                                        2000          2001         2000          2001           2000         2001
                                                    ----------      --------     --------      --------       --------      --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
   Net interest income.........................     $   4,531       $  3,104     $ 12,570      $ 16,629       $396,292     $378,723
   Noninterest income..........................        (2,486)         2,337       (1,699)       12,710        173,070      168,391
                                                    ---------       --------     --------      --------       --------     --------
   Total revenue...............................         2,045          5,441       10,871        29,339        569,362      547,114
   Noninterest expense(1)......................         3,822          1,085        8,645        27,841        282,319      307,452
   Credit expense..............................            --             --       26,245        19,153         70,000       65,000
                                                    ---------       --------     --------      --------       --------     --------
   Income before income tax
     expense (benefit).........................        (1,777)         4,356      (24,019)      (17,655)       217,043      174,662
   Income tax expense (benefit)................          (672)         1,666      (13,950)      (12,323)        75,628       57,512
                                                    ---------       --------     --------      --------       --------     --------
   Net income (loss)...........................     $  (1,105)      $  2,690     $(10,069)     $ (5,332)      $141,415     $117,150
                                                    =========       ========     ========      ========       ========     ========

AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(2)..............................     $      --       $     71     $    480      $    362       $ 26,441     $ 26,114
   Total assets................................         3,713          5,020          812           798         33,846       34,589
   Total deposits(2)...........................         3,389          3,401          841           691         25,477       26,641
FINANCIAL RATIOS:
   Return on risk adjusted capital(3)..........            (3)%            4%          na            na             na           na
   Return on average assets(3).................         (0.12)%         0.21%          na            na           1.68%        1.36%
   Efficiency ratio(4).........................        186.89          19.94           na            na          49.52        56.13
-----------

(1) "Other" includes second quarter 2000 restructuring credit of $8.0 million ($5.0 million, net of tax).
(2) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.
(3)  Annualized
(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and restructuring credit, as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $0.056 million in the second quarter of 2000 and $0.048 in the second quarter of 2001.

     na = not applicable

                                       19



                                                      COMMUNITY BANKING AND        COMMERCIAL FINANCIAL           INTERNATIONAL
                                                    INVESTMENT SERVICES GROUP         SERVICES GROUP              BANKING GROUP
                                                    -------------------------    ----------------------       --------------------
                                                                       AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------------------------------------------------------
                                                        2000          2001         2000          2001          2000         2001
                                                    ----------      --------     --------      --------       -------      ------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
   Net interest income.........................      $360,369       $347,321     $364,199      $352,054        $16,769      $18,686
   Noninterest income..........................       207,997        200,888       92,501        77,275         31,507       29,275
                                                     --------       --------     --------      --------        -------      -------
   Total revenue...............................       568,367        548,210      456,700       429,329         48,276       47,961
   Noninterest expense(1)......................       354,155        364,574      145,203       152,560         27,107       27,973
   Credit expense..............................        24,429         23,312       57,679        66,446          4,722        2,365
                                                     --------       --------     --------      --------        -------      -------
   Income before income tax
     expense (benefit).........................       189,783        160,324      253,818       210,323         16,447       17,623
   Income tax expense (benefit)................        72,592         61,324       91,664        72,662          6,291        6,741
                                                     --------       --------     --------      --------        -------      -------
   Net income..................................      $117,191       $ 99,000     $162,154      $137,661        $10,156      $10,882
                                                     ========       ========     ========      ========        =======      =======

AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(2)..............................      $  7,990       $  8,605     $ 16,753      $ 16,248        $   966      $   968
   Total assets................................         8,927          9,571       18,509        18,073          1,554        1,364
   Total deposits(2)...........................        14,266         14,081        6,113         6,920            884        1,383
FINANCIAL RATIOS:
   Return on risk adjusted capital(3)..........            43%            35%          22%           15%            20%          24%
   Return on average assets(3).................          2.64           2.09         1.76          1.54           1.31%        1.61%
   Efficiency ratio(4).........................         62.31          66.50        31.79         35.53          56.15        58.32


                                                             GLOBAL                                                UNIONBANCAL
                                                          MARKETS GROUP                  OTHER                     CORPORATION
                                                    -------------------------    ----------------------       ---------------------
                                                                       AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------------------------------------------------------
                                                        2000          2001         2000          2001           2000         2001
                                                    ----------      --------     --------      --------       --------      --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
   Net interest income.........................     $  17,262       $ 18,028     $ 23,215      $ 29,895       $781,814     $765,984
   Noninterest income..........................       (12,654)         6,296        5,729        35,464        325,080      349,198
                                                    ---------       --------     --------      --------       --------     --------
   Total revenue...............................         4,608         24,324       28,944        65,358      1,106,894    1,115,182
   Noninterest expense(1)......................         7,861         14,461        4,031        55,369        538,357      614,937
   Credit expense..............................            --             --       23,170        72,877        110,000      165,000
                                                    ---------       --------     --------      --------       --------     --------
   Income before income tax
     expense (benefit).........................        (3,253)         9,863        1,742       (62,888)       458,537      335,245
   Income tax expense (benefit)................        (1,237)         3,772      (10,659)      (33,691)       158,651      110,808
                                                    ---------       --------     --------      --------       --------     --------
   Net income (loss)...........................     $  (2,016)      $  6,091     $ 12,401      $(29,197)      $299,886     $224,437
                                                    =========       ========     ========      ========       ========     ========

AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(2)..............................     $      --       $     55     $    519      $    389       $ 26,228     $ 26,265
   Total assets................................         3,610          4,747          834           754         33,434       34,509
   Total deposits(2)...........................         3,410          3,085          606           738         25,279       26,207
FINANCIAL RATIOS:
   Return on risk adjusted capital(3)..........            (2)%            5%          na            na             na           na
   Return on average assets(3).................         (0.11)%         0.26%          na            na           1.80%        1.31%
   Efficiency ratio(4).........................        170.59          59.45           na            na          48.58        55.08
-----------

(1) "Other" includes second quarter 2000 restructuring credit of $8.0 million ($5.0 million, net of tax).
(2) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.
(3)  Annualized
(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and restructuring credit, as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $0.056 million in the second quarter of 2000 and $0.048 in the second quarter of 2001.

     na = not applicable

                                       20

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

     In the second quarter of 2001, net income decreased $10.9 million, or 17 percent, compared to the prior year. Total revenue decreased $14.2 million, or 5 percent, compared to a year earlier. Despite increased asset and deposit volume, net interest income decreased $7.2 million over the prior year primarily due to the recently declining interest rate environment. Noninterest income declined by $7.1 million, or 6 percent due to auto lease residual writedowns in the current quarter. Excluding these auto lease residual writedowns, noninterest income increased 7 percent compared to a year earlier. Noninterest expense increased $5.3 million, or 3 percent, compared to a year earlier with the majority of that increase being attributable to higher salaries and employee benefits and an increase in advertising expense.

     In 2001, the Community Banking and Investment Services Group will emphasize growth in the consumer asset portfolio, expanding wealth management services, extending the small business franchise and expanding the branch network. The strategy for growing the consumer asset portfolio will primarily focus on mortgage and home equity products, originated through the branch network, as well as through wholesale, correspondent and whole loan purchases. Residential loans have grown by $1.5 billion, or 56 percent, since the same period last year. The Wealth Management division is focused on becoming the preferred provider of banking and investment products for affluent individuals in geographic areas already served by the Bank. This will be achieved through a combination of superior service, a broad product suite, an increased number of banking locations convenient to the targeted clientele and improved cross-selling programs. Our completed acquisition of Copper Mountain Trust Company, will enhance our growing custody and 401(k) administration businesses. Core elements of the initiative to extend the Bank's small business franchise include enhancing the sales force, increasing marketing activities, introducing new insurance and trade finance products, adding new locations, and developing online capabilities to complement physical distribution. Expansion of the distribution network will be achieved through acquisitions and de novo branching. Expansion opportunities exist in both Southern California, where we have a particularly strong presence, and Northern California.

     In addition to our traditional network channels, the Community Banking and Investment Services Group has an established alliance with Navicert Financial Corporation, doing business as NIX Check Cashing and Operation Hope. This alliance has allowed our small business and consumer clients access to a unique blend of financial services combining the NIX Check Cashing services, Union Bank of California Banking Services and Operation Hope small business education services. Checking and savings account services are available today through selected NIX Check Cashing locations with future services planned to include applications for consumer loans, credit cards, new and used car loans, home equity loans and residential mortgages. The NIX Check Cashing alliance complements our current network of 15 Cash and Save(R) outlets located throughout Southern and Central California.

     The Community  Banking and Investment  Services Group is comprised of three
major  divisions:   Community  Banking,  Wealth  Management,  and  Institutional
Services and Asset Management.

     COMMUNITY BANKING serves over one million consumer households and businesses through its 244 full-service branches in California, 6 full-service branches in Oregon and Washington, 3 full-service branches in Guam and Saipan and its network of 449 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our Bank@Home product at www.UBOC.com. In addition, the division offers automated teller and point-of-sale debit services through our membership in the STAR system, the largest shared ATM network in the Western United States. In May 2001, we announced the sale of our branches in Guam and Saipan, which is expected to close in November, 2001.

     This division is organized by service delivery method, by markets and by geography. We serve our customers in the following ways:

     o through community banking branches, which serve consumers and businesses with checking and deposit services, as well as various types of consumer financing;

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

     o The Private Bank focuses primarily on delivering integrated and customized financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms. Specific products and services include trust and estate services, investment account management services, and customized deposit and credit products. The Private Bank's strategy is to expand its business by leveraging existing Bank client relationships, increasing its geographic market coverage and the breadth of its products and services. Through 12 existing locations, the Private Bank relationship managers offer all of the Bank's available products and services.

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

     o Business Trust provides retirement services, which includes trustee services, investment management, and 401(k) administration and record keeping, to businesses, professional corporations, government agencies, unions and non-profit organizations. Business Trust's strategy is to leverage the Bank's existing commercial relationships and third-party distribution network which includes attorneys, certified public accountants and third party administration firms.

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

     GOVERNMENT  AND  NOT-FOR-PROFIT  MARKETS  provides a full range of treasury
management,   investment,   and  trust  services  to  government   entities  and
not-for-profit organizations.

     o The group which primarily focuses on local, state, and federal agencies, includes an expanding product offering to the Native American government market. Niche markets have been developed that service colleges, universities, trade associations, cultural institutions, and religious non-profit organizations. The group's strategy is to expand its market presence by continued delivery of innovative cash management products, internet based technology solutions, and expanding its tax-exempt lending capabilities to meet existing clients' needs.

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

     COMMERCIAL FINANCIAL SERVICES GROUP

     The Commercial Financial Services Group offers customized financing and cash management services to middle market and large corporate businesses primarily headquartered in the western United States. The Commercial Financial Services Group has continued focus on customer segmentation, allowing the group to provide specialized financing expertise to specific geographic markets and industry segments such as Energy, Entertainment, Real Estate and Retail. Relationship managers and credit executives in the Commercial Financial Services Group provide credit services including commercial loans, accounts receivable and inventory financing, project financing, lease financing, trade financing and real estate financing. In addition to credit services, the group offers its customers access to high quality cash management services delivered through specialized deposit managers with extensive experience in cash management solutions for businesses.

     The group's second quarter net income decreased $22.3 million, or 26 percent, compared to a 2000. Net interest income decreased $13.6 million primarily due to lower asset volume and the lower rate environment. Noninterest income decreased $16.9 million due to the gains on sales from venture capital investments in the prior year compared to losses sustained in 2001 in the Private Capital Portfolio. Excluding gains and losses from both periods, the Commercial Financial Services Group showed an 8 percent growth in noninterest income. Noninterest expense increased $2.9 million, or 4 percent, compared to a year earlier due to higher expenses to support increased product sales and deposit volume. Credit expense increased $4.6 million as a result of higher risk assets in the portfolio.

     The group's initiatives for 2001 include expanding wholesale deposit activities, increasing domestic trade financing and expanding the item processing business. Loan growth strategies include originating, underwriting and syndicating loans in core competency markets, such as the California middle market, commercial real estate, energy, entertainment, equipment leasing and commercial finance. The Commercial Financial Services Group operates a strong processing business, including services such as check processing, front-end item processing, cash vault services and digital imaging. Opportunities for outsourcing these capabilities for correspondent banks, and credit unions are significant. In the processing business, Commercial Financial Services Group intends to build new capabilities, in addition to leveraging existing capabilities. Some new initiatives underway include cash management products with internet delivery, check truncation at point-of-sale, digital certificates and e-bill payment and presentment. The combination of expanded products and an emphasis on core competencies are expected to contribute to strong growth in operating earnings in 2001.

     The Commercial Financial Services Group comprises the following business units:

     o the Commercial Banking Division, which serves California middle-market and large Corporate companies with traditional commercial and asset based loans;

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

     o the Energy Capital Services Division, which provides custom financing and project financing to oil and gas companies, as well as power and utility companies, in California and Texas; and

     o the Communications and Media Division, which provides custom financing to middle market and large corporate clients in the communications, entertainment and media industries.

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

     In the second quarter of 2001, net income increased by $0.5 million compared to the second quarter of the prior year. Total revenue and operating expenses were slightly higher versus second quarter 2000. However, lower portfolio exposure and a $0.6 million reduction in credit expense versus the prior year contributed to the group's overall increase in net income. The nature of the International Banking Group business revolves around short-term, trade financing and service related income, which tends to result in significantly lower credit risk when compared to other long-term lending activities.

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

     In the second quarter of 2001, net income increased $3.8 million, or 343 percent, compared to 2000. Total revenue increased $3.4 million, or 166 percent, compared to a year earlier mainly attributed to a 194 percent increase in noninterest revenue. Noninterest income increased $4.8 million compared to the prior year mainly due to prior year losses on the sale of securities in our investment portfolio in order to replace low yielding with higher yielding securities as part of the bank's asset/liability management strategy. Noninterest expense decreased $2.7 million, or 72 percent, compared to a year earlier with the majority of that decrease primarily a result of reclassifying $2.2 million in first quarter 2001 expenses to corporate activities (reported in "other") in the current quarter.

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

     o the Credit Management Group, containing the Special Assets Division, which includes $228.9 million and $460.1 million of nonperforming assets for 2000 and 2001, respectively;

     o the Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered outside the U.S., mostly in Japan; and

     o  the residual costs of support groups.

     Net loss for "other" in the second quarter of 2001 was $5.3 million. The results were impacted by the following factors:

     o Credit expense of $19.2 million due to the difference between the $65.0 million in provision for credit losses calculated under our US GAAP methodology and the $45.8 million in expected losses for the reportable business segments, which utilizes the RAROC methodology, offset by

     o Net interest income of $16.6 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by the consolidated Company, and a credit for demand deposits in the Pacific Rim Corporate Group.

     o Noninterest income of $12.7 million, which included a $9.5 million gain recognized when we sold our stock holding in Concord EFS, and

     o  Noninterest expense of $27.8 million.

     Net loss for "other" in the second quarter of 2000 was $10.1 million. The results were impacted by the following factors:

     o Net interest income of $12.6 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by the consolidated Company,

     o Credit expense of $26.2 million due to the difference between the $70.0 million in provision for credit losses calculated under our US GAAP methodology and the $43.8 million in expected losses for the reportable business segments, which utilizes the RAROC methodology, and

     o Noninterest expense of $8.6 million, which included the $8 million restructuring credit.

     NET INTEREST INCOME

     The tables below shows the major components of net interest income and net interest margin.

                                                                      FOR THE THREE MONTHS ENDED
                                          --------------------------------------------------------------------------------------
                                                     JUNE 30, 2000                                  JUNE 30, 2001
                                          --------------------------------------      ------------------------------------------
                                                             INTEREST    AVERAGE                          INTEREST      AVERAGE
                                                              INCOME/     YIELD/                           INCOME/       YIELD/
(DOLLARS IN THOUSANDS)                    AVERAGE BALANCE    EXPENSE(1)   RATE(1)     AVERAGE BALANCE     EXPENSE(1)     RATE(1)
----------------------                    ---------------   -----------    ---        ---------------     ----------    --------

ASSETS
Loans:(2)
   Domestic..........................     $ 25,385,864      $ 543,141       8.60%      $ 25,080,509       $ 472,070       7.55%
   Foreign(3)........................        1,055,548         17,441       6.65          1,033,880          14,909       5.78
Securities--taxable..................        3,400,563         55,269       6.51          4,488,401          70,114       6.25
Securities--tax-exempt...............           68,992          1,725      10.00             64,319           1,605       9.98
Interest bearing deposits in banks...          224,542          2,563       4.59             65,781             661       4.03
Federal funds sold and securities
   purchased under resale agreements.          130,551          2,082       6.41            189,973           2,158       4.56
Trading account assets...............          309,002          4,800       6.25            350,046           2,194       2.51
                                          ------------      ---------                  ------------       ---------
        Total earning assets.........       30,575,062        627,021       8.24         31,272,909         563,711       7.23
                                                            ---------                                     ---------
Allowance for credit losses..........         (502,637)                                    (630,939)
Cash and due from banks..............        2,148,274                                    2,228,293
Premises and equipment, net..........          424,321                                      484,049
Other assets.........................        1,201,425                                    1,235,010
                                          ------------                                 ------------
        Total assets.................     $ 33,846,445                                 $ 34,589,322
                                          ============                                 ============


LIABILITIES
Domestic deposits:
   Interest bearing..................     $  5,966,563         39,077       2.63       $  5,920,157          35,470       2.40
   Savings and consumer time.........        3,408,870         29,778       3.51          3,379,890          28,361       3.37
   Large time........................        4,691,132         69,774       5.98          5,029,502          61,595       4.91
Foreign deposits(3)..................        1,782,915         24,441       5.51          1,937,288          19,447       4.03
                                          ------------      ---------                  ------------       ---------
        Total interest bearing
           deposits..................       15,849,480        163,070       4.14         16,266,837         144,873       3.57
                                          ------------      ---------                  ------------       ---------
Federal funds purchased and
   securities sold under repurchase
   agreements........................        1,747,380         26,865       6.18          1,021,062          10,622       4.17
Commercial paper.....................        1,508,552         23,364       6.23          1,344,106          14,625       4.36
Other borrowed funds.................          403,730          5,222       5.20            567,553           6,376       4.51
Subordinated capital notes...........          298,000          5,081       6.86            200,000           2,535       5.08
UnionBanCal Corporation--obligated
   mandatorily redeemable preferred
   securities of subsidiary grantor
   trust.............................          350,000          6,490       7.41            352,148           5,367       6.09
                                          ------------      ---------                  ------------       ---------
        Total borrowed funds.........        4,307,662         67,022       6.25          3,484,869          39,525       4.55
                                          ------------      ---------                  ------------       ---------
        Total interest bearing
           liabilities...............       20,157,142        230,092       4.59         19,751,706         184,398       3.74
                                                            ---------                                     ---------
Noninterest bearing deposits.........        9,627,284                                   10,374,498
Other liabilities....................          976,792                                    1,056,794
                                          ------------                                 ------------
        Total liabilities............       30,761,218                                   31,182,998
SHAREHOLDERS' EQUITY
Common equity........................        3,085,227                                    3,406,324
                                          ------------                                 ------------
        Total shareholders' equity...        3,085,227                                    3,406,324
                                          ------------                                 ------------
Total liabilities and shareholders'
   equity............................     $ 33,846,445                                 $ 34,589,322
                                          ============                                 ============


Net interest income/margin
   (taxable-equivalent basis)........                         396,929       5.21%                           379,313       4.86%
Less: taxable-equivalent adjustment..                             637                                           590
                                                            ---------                                     ---------
        Net interest income..........                       $ 396,292                                     $ 378,723
                                                            =========                                     =========
-----------

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

                                       27


                                                                        FOR THE SIX MONTHS ENDED
                                        ------------------------------------------------------------------------------------------
                                                      JUNE 30, 2000                                   JUNE 30, 2001
                                        -----------------------------------------     ------------------------------------------
                                                           INTEREST      AVERAGE                          INTEREST      AVERAGE
                                                            INCOME/       YIELD/                           INCOME/       YIELD/
(DOLLARS IN THOUSANDS)                  AVERAGE BALANCE    EXPENSE(1)     RATE(1)     AVERAGE BALANCE     EXPENSE(1)     RATE(1)
----------------------                  ---------------   -----------    --------     ----------------   ----------     --------
ASSETS
Loans:(2)
   Domestic........................     $ 25,151,087      $1,063,651        8.50%     $ 25,229,819       $ 991,104        7.91%
   Foreign(3)......................        1,076,478          35,817        6.69         1,035,351          32,423        6.32
Securities--taxable................        3,261,317         104,603        6.42         4,286,712         136,302        6.36
Securities--tax-exempt.............           69,642           3,490       10.02            65,791           3,256        9.90
Interest bearing deposits in banks           202,414           4,747        4.72            72,473           1,627        4.53
Federal funds sold and securities
   purchased under resale agreements         170,251           5,101        6.03           131,828           3,187        4.88
Trading account assets............           269,884           8,081        6.02           349,168           5,126        2.96
                                        ------------      ----------                  ------------       ---------
        Total earning assets......        30,201,073       1,225,490        8.15        31,171,142       1,173,025        7.57
                                                          ----------                                     ---------
Allowance for credit losses.......          (489,092)                                     (632,940)
Cash and due from banks...........         2,112,631                                     2,211,250
Premises and equipment, net.......           424,376                                       482,396
Other assets......................         1,185,313                                     1,277,253
                                        ------------                                  ------------
        Total assets..............      $ 33,434,301                                  $ 34,509,101
                                        ============                                  ============

LIABILITIES
Domestic deposits:
   Interest bearing...............      $  5,925,182          76,142        2.58      $  6,029,529          76,812        2.57
   Savings and consumer time......         3,402,526          58,349        3.45         3,350,591          58,273        3.51
   Large time.....................         4,571,463         131,727        5.79         4,729,912         125,458        5.35
Foreign deposits(3)...............         1,922,153          51,366        5.37         1,985,220          44,990        4.57
                                        ------------      ----------                  ------------       ---------
        Total interest bearing
           deposits...............        15,821,324         317,584        4.04        16,095,252         305,533        3.83
                                        ------------      ----------                  ------------       ---------
Federal funds purchased and
   securities sold under repurchase
   agreements.....................         1,537,135          45,389        5.94         1,422,984          36,422        5.16
Commercial paper..................         1,511,586          44,932        5.98         1,410,964          35,038        5.01
Other borrowed funds..............           428,599          11,168        5.24           482,405          11,716        4.90
Subordinated capital notes........           298,000           9,937        6.71           200,000           5,731        5.78
UnionBanCal Corporation--obligated
   mandatorily redeemable preferred
   securities of subsidiary grantor
   trust..........................           350,000          13,374        7.63           352,139          11,389        6.46
                                        ------------      ----------                  ------------       ---------
        Total borrowed funds......         4,125,320         124,800        6.08         3,868,492         100,296        5.22
                                        ------------      ----------                  ------------       ---------
        Total interest bearing
           liabilities............        19,946,644         442,384        4.46        19,963,744         405,829        4.10
                                                          ----------                                     ---------
Noninterest bearing deposits......         9,457,368                                    10,111,665
Other liabilities.................           980,304                                     1,061,371
                                        ------------                                  ------------
        Total liabilities.........        30,384,316                                    31,136,780
SHAREHOLDERS' EQUITY
Common equity.....................         3,049,985                                     3,372,321
                                        ------------                                  ------------
        Total shareholders' equity         3,049,985                                     3,372,321
                                        ------------                                  ------------
Total liabilities and shareholders'
   equity.........................      $ 33,434,301                                  $ 34,509,101
                                        ============                                  ============
Net interest income/margin
   (taxable-equivalent basis).....                           783,106        5.21%                          767,196        4.94%
Less: taxable-equivalent adjustment                            1,292                                         1,212
                                                          ----------                                     ---------
        Net interest income.......                        $  781,814                                     $ 765,984
                                                          ==========                                     =========
-----------

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

     THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 2001

     Net interest income, on a taxable-equivalent basis, was $379.3 million in the second quarter of 2001, compared with $396.9 million in the second quarter of 2000. This decrease of $17.6 million, or 4 percent, was attributable primarily to a lower net interest margin which was unfavorably impacted by the declining interest rate environment and a strategic shift in our loan portfolio to increase the mix of lesser volatile, yet lower yielding residential real estate loans. The declining interest environment contributed to lower yields on loans and other interest bearing assets, which was only partially offset by lower rates on deposits which have not repriced as rapidly as our interest-sensitive assets. The lower interest rate environment resulted in lower yields on average earning assets of 101 basis points, coupled with lower rates paid on average interest bearing liabilities of 85 basis points. The net interest margin decreased 35 basis points to 4.86 percent.

     Average  earning  assets were $31.3 billion in the second  quarter of 2001, compared with $30.6 billion in the second quarter of 2000. This growth was attributable to a $1.1 billion, or 31 percent, increase in average securities. The increase in average securities, which was comprised primarily of fixed rate available for sale securities, reflected liquidity and interest rate risk management actions. Although average loans were slightly lower by $327.0 million, or 1 percent, over the first six months of 2000, the loan mix has substantially changed. The decrease in average loans was mostly due to a $1.3 billion decrease in average commercial loans, mostly offset by an increase in residential mortgages of $1.2 billion, both of which resulted from a strategic portfolio shift from more volatile commercial loans. In addition, consumer loans decreased $289.8 million, commercial mortgages decreased $125.7 million, and real estate construction loans increased $261.9 million.

     Average noninterest bearing deposits were $747.2 million, or 8 percent, higher over the second quarter of 2000.

     SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 2001

     Net interest income, on a taxable-equivalent basis, was $767.2 million in the first six months of 2001, compared with $783.1 million in the first six months of 2000. This decrease of $15.9 million, or 2 percent, was attributable primarily to a lower net interest margin which was unfavorably impacted by the declining interest rate environment and a strategic shift in our loan portfolio to increase the mix of less volatile, yet lower yielding residential real estate loans. The declining interest environment contributed to lower yields on loans and other interest bearing assets and lower rates on most interest bearing liabilities; however, we continued to experience slightly higher rates on interest bearing core deposits which have not repriced as rapidly as our interest-sensitive assets mainly due to increased competitive pricing on these products. The overall lower interest rate environment resulted in lower yields on average earning assets of 58 basis points, coupled with lower rates paid on average interest bearing liabilities of 36 basis points. The net interest margin decreased 27 basis points to 4.94 percent.

     Average earning assets were $31.2 billion in the first six months of 2001, compared with $30.2 billion in the first six months of 2000. This growth was attributable to a $1.0 billion, or 31 percent, increase in average securities. The increase in average securities, which was comprised primarily of fixed rate available for sale securities, reflected liquidity and interest rate risk management actions. Although average loans were relatively flat over the first six months of 2000, the loan mix has substantially changed. Average residential mortgages were higher by $1.0 billion and commercial loans were lower by $747.1 million, both of which resulted from of a strategic portfolio shift from more volatile commercial loans. In addition, consumer loans decreased $269.8 million, commercial mortgages decreased $167.0 million, and real estate construction loans increased $251.5 million.

     Average noninterest bearing deposits were $654.3 million, or 7 percent, higher over the first six months of 2000.

NONINTEREST INCOME


                                                FOR THE THREE MONTHS ENDED                     FOR THE SIX MONTHS ENDED
                                            ----------------------------------           -----------------------------------
                                            JUNE 30,      JUNE 30,     PERCENT           JUNE 30,      JUNE 30,      PERCENT
(DOLLARS IN THOUSANDS)                         2000          2001      CHANGE               2000          2001       CHANGE
----------------------                      --------      --------     -------           --------      --------      -------
Service charges on deposit accounts...      $ 52,645      $ 61,852      17.49%           $100,208      $118,872       18.63%
Trust and investment management fees..        37,388        39,234       4.94              76,188        78,915        3.58
Merchant transaction processing fees..        18,438        20,266       9.91              35,533        39,332       10.69
International commissions and fees....        18,415        18,125      (1.57)             35,451        35,235       (0.61)
Gain on exchange of STAR System stock.            --            --         --                  --        20,700          nm
Merchant banking fees.................        11,109         9,681     (12.85)             25,328        18,929      (25.26)
Brokerage commissions and fees........         9,263         9,063      (2.16)             18,693        17,978       (3.82)
Securities gains, net.................        10,018         3,751     (62.56)              5,700         6,017        5.56
Other.................................        15,794         6,419     (59.36)             27,979        13,220      (52.75)
                                            --------      --------                       --------      --------
      Total noninterest income........      $173,070      $168,391      (2.70)%          $325,080      $349,198        7.42%
                                            ========      ========                       ========      ========
---------------

nm = not meaningful

     THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 2001

     In the second quarter of 2001, noninterest income was $168.4 million, a decrease of $4.7 million, or 3 percent, from the same period in 2000. This decrease was primarily due to $11.0 million in auto lease residual writedowns in the second quarter of 2001, a $6.3 million decrease in net securities gains, and a $1.4 million decrease in merchant banking fees, partially offset by a $9.2 million increase in service charges on deposit accounts, a $1.8 million increase in merchant transaction processing fees, and a $1.8 million increase in trust and investment management fees.

     Revenue from service charges on deposit accounts was $61.9 million, an increase of 18 percent over the second quarter of 2000. The increase was primarily attributable to a 5 percent increase in average deposits, higher overdraft fees due to a change in fee structures in 2000, and a decline in fee-waivered accounts.

     Securities gains, net, were $3.8 million, a decrease of 63 percent over the second quarter of 2000. In the prior year quarter we had net securities gains of $10.0 million, which were primarily related to a single venture capital investment. In the current year, we had realized gains of $10.5 million, which were partially offset by unrealized losses on venture capital investments of $6.8 million.

     Merchant transaction processing fees were $20.3 million, an increase of 10 percent over the second quarter of 2000. The increase was primarily due to an increase in the volume of credit card drafts deposited by merchants.

     Trust and investment management fees were $39.2 million for second quarter 2001, an increase of 5 percent over prior year same period. This growth is attributable to the acquisition of Copper Mountain Trust Company, which occurred on January 31, 2001. Excluding Copper Mountain Trust Company, fees from pre-existing businesses were essentially flat year-over-year due to declining market conditions.

     Merchant banking fees were $9.7 million, a decrease of 13 percent from second quarter 2000. The decrease was primarily due to lower demand for syndication and investment banking activities as a result of current market conditions.

     SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 2001

     In the first six months of 2001, noninterest income was $349.2 million, an increase of $24.1 million, or 7 percent, over the same period in 2000. This increase was primarily due to a $20.7 million gain recognized when our stock holding in STAR system was exchanged for Concord EFS stock, a $18.6 million increase in service charges on deposit accounts, a $3.8 million increase in merchant transaction processing fees, and a $2.7 million increase in trust and investment management fees, partially offset by higher auto lease residual writedowns of $28.3 million in the current year, a $6.4 million decrease in merchant banking fees, a $4.1 million gain on the sale of a building in the prior year, and a gain on the sale of leased assets of $3.0 million in 2001. In addition, net securities gains were 6 percent, or $0.3 million, higher than the first six months of 2000.

     Revenue from service charges on deposit accounts was $118.9 million, an increase of 19 percent over the first six months of 2000. The increase was primarily attributable to a 4 percent increase in average deposits, higher overdraft fees due to a change in fee structures in 2000, and a decline in fee-waivered accounts.

     Merchant transaction processing fees were $39.3 million, an increase of 11 percent over the first six months of 2000. The increase was primarily due to an increase in the volume of credit card drafts deposited by merchants.

     Trust and investment management fees were $78.9 million for the first six months of 2001, an increase of 4 percent over prior year same period. This growth is attributable to the acquisition of Copper Mountain Trust Company, which occurred on January 31, 2001. Excluding Copper Mountain Trust Company, fees from pre-existing businesses were essentially flat year-over-year due to declining market conditions.

     Merchant banking fees were $18.9 million, a decrease of 25 percent from the first six months of 2000. The decrease was primarily due to lower demand for syndication and investment banking activities as a result of current market conditions.

     Securities gains, net, were $6.0 million, an increase of 6 percent over the first six months of 2000. In the current year, we had realized gains of $11.8 million, which were partially offset by unrealized losses on venture capital investments of $5.8 million.

NONINTEREST EXPENSE


                                                 FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                             -----------------------------------      -----------------------------------
                                             JUNE 30,      JUNE 30,     PERCENT       JUNE 30,      JUNE 30,      PERCENT
(DOLLARS IN THOUSANDS)                         2000          2001        CHANGE         2000          2001         CHANGE
----------------------                       --------      --------     -------       --------      --------      -------
Salaries and other compensation.........     $127,711      $137,294        7.50%      $257,326      $268,266        4.25%
Employee benefits.......................       25,351        27,290        7.65         34,930        60,805       74.08
                                             --------      --------                   --------      --------
   Salaries and employee benefits.......      153,062       164,584        7.53        292,256       329,071       12.60
Net occupancy...........................       22,010        23,837        8.30         44,694        46,596        4.26
Equipment...............................       16,710        15,469       (7.43)        32,004        31,267       (2.30)
Merchant transaction processing.........       12,644        13,449        6.37         24,360        26,363        8.22
Communications..........................       10,745        11,806        9.87         21,312        23,508       10.30
Professional services...................       10,556        11,349        7.51         18,518        19,173        3.54
Data processing.........................        8,975         9,101        1.40         17,622        18,050        2.43
Advertising and public relations........        6,758        11,444       69.34         12,503        18,049       44.36
Intangible asset amortization...........        3,338         3,633        8.84          6,676         7,171        7.41
Foreclosed asset expense................           56            48      (14.29)            21            61      190.48
Restructuring credit....................       (8,000)           --          nm        (19,000)           --          nm
Other...................................       45,465        42,732      (6.01)         87,391        95,628        9.43
                                             --------      --------                   --------      --------
      Total noninterest expense.........     $282,319      $307,452       8.90%       $538,357      $614,937       14.22%
                                             ========      ========                   ========      ========
-----------

nm = not meaningful

     THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 2001

     In the second quarter of 2001, noninterest expense was $307.5 million, an increase of $17.1 million, or 6 percent, over the same period in 2000 noninterest expense, excluding the second quarter 2000 restructuring credit. This increase was mostly due to a $11.5 million increase in salaries and benefits, and a $4.7 million increase in advertising and public relations expense.

     Salaries and employee benefits were $164.6 million, an increase of 8 percent over the second quarter of 2000. This increase was primarily due to an increase in salaries and employee benefits necessary to achieve our strategic goals to expand key businesses, annual merit increases, partially offset by lower insurance expenses primarily due to higher COLI income of $2.7 million in the current quarter.

     Advertising and public relations expense was $11.4 million, an increase of 69 percent, over the second quarter of 2000 primarily attributed to higher marketing expenditures on programs targeted toward increasing growth in deposits, small business relationships, and residential mortgages.

     SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 2001

     In the first six months of 2001, noninterest expense was $614.9 million, an increase of $57.6 million, or 10 percent, over the same period in 2000 noninterest expense, excluding the first and second quarter 2000 restructuring credits. This increase was mostly due to a $36.8 million increase in salaries and benefits, a $5.5 million increase in advertising and public relations expense, and a $15.3 million increase in all other noninterest expenses.

     Salaries and employee benefits were $329.1 million, an increase of 13 percent over the first six months of 2000. This increase was primarily due to a one-time credit for an accounting methodology change in recognizing pension expense of $16.0 million in the first quarter of 2000, an increase in salaries and employee benefits necessary to achieve our strategic goals to expand key businesses, annual merit increases, and higher insurance expenses primarily due to lower COLI income in the current year.

     Advertising and public relations expense was $18.0 million, an increase of 44 percent over the first six months of 2000 primarily attributed to higher marketing expenditures on programs targeted toward increasing growth in deposits, small business relationships, and residential mortgages.

     All other noninterest expense was $267.8 million, an increase of 6 percent over the first six months of 2000 due to the recognition of a loss of $6.2 million at adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and higher derivative-related expenses of $3.6 million due to changes in the value of a portion of the interest rate options that are excluded from hedge accounting under SFAS No. 133.

INCOME TAX EXPENSE

     Income tax expense in the second quarter of 2001 was $57.5 million, a 33 percent effective tax rate. For the second quarter of 2000, the effective income tax rate was 35 percent.

     Income tax expense in the first six months of 2001 was $110.8 million, a 33 percent effective tax rate. For the first six months of 2000, the effective income tax rate was 35 percent.

     The decrease in the year-over-year effective tax rates for the second quarter and first six months of the year was primarily attributed to an increase in low income housing tax credits in the first six months of 2001.

LOANS

     The following table shows loans outstanding by loan type.

                                                                                                       PERCENT CHANGE TO
                                                                                                       JUNE 30, 2001 FROM:
                                               JUNE 30,        DECEMBER 31,        JUNE 30,        JUNE 30,       DECEMBER 31,
(DOLLARS IN THOUSANDS)                           2000             2000               2001            2000            2000
-----------------------------------------   -----------        -----------       -----------       --------       ------------
Domestic:
   Commercial, financial and industrial..   $14,716,318        $13,748,838       $12,632,541       (14.16)%         (8.12)%
   Construction..........................       844,632            939,302         1,094,524        29.59           16.53
   Mortgage:
      Residential........................     2,684,010          3,294,485         4,196,899        56.37           27.39
      Commercial.........................     3,418,277          3,348,252         3,399,316        (0.55)           1.53
                                            -----------        -----------       -----------
        Total mortgage...................     6,102,287          6,642,737         7,596,215        24.48           14.35
   Consumer:
      Installment........................     1,785,146          1,655,676         1,446,219       (18.99)         (12.65)
      Home equity........................       740,822            755,053           767,199         3.56            1.61
                                            -----------        -----------       -----------
        Total consumer...................     2,525,968          2,410,729         2,213,418       (12.37)          (8.18)
   Lease financing.......................     1,139,978          1,134,440         1,031,358        (9.53)          (9.09)
                                            -----------        -----------       -----------
        Total loans in domestic offices..    25,329,183         24,876,046        24,568,056        (3.00)          (1.24)
Loans originated in foreign branches.....     1,043,861          1,134,352         1,088,191         4.25           (4.07)
                                            -----------        -----------       -----------
        Total loans......................   $26,373,044        $26,010,398       $25,656,247        (2.72)%         (1.36)%
                                            ===========        ===========       ===========


     Our lending activities are predominantly domestic, with such loans comprising 96 percent of the total loan portfolio at June 30, 2001. Total loans at June 30, 2001 were $25.7 billion, a decrease of 3 percent, from the prior year. The decrease was mainly attributable to a decline in the commercial, financial and industrial loan portfolio, which decreased $2.1 billion, partially offset by the residential mortgage portfolio, which increased $1.5 billion. In addition, the consumer loan portfolio decreased $312.6 million, the lease finance portfolio decreased $108.6 million, the commercial mortgage portfolio decreased $19.0 million, and the construction loan portfolio increased $249.9 million.

     Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are extended principally to corporations, middle market businesses, and small businesses, with no industry concentration exceeding 10 percent of total commercial, financial and industrial loans. At June 30, 2001 and 2000, the commercial, financial and industrial loan portfolio was $12.6 billion, or 49 percent of total loans, and $14.7 billion, or 56 percent of total loans, respectively. The decrease of $2.1 billion, or 14 percent, from the prior year was primarily attributable to loan sales and reductions in our exposures in nonrelationship syndicated loans, as well as charge-offs. The nonrelationship syndicated loan portfolio, which comprises an estimated $1.4 billion of our total commercial, financial, and industrial loans, has caused a disproportionate share of our credit problems. The reduction in commercial, financial, and industrial loans is consistent with our strategy to reduce our exposure in more volatile commercial loans and increase the percentage of more stable consumer loans.

     The construction loan portfolio totaled $1.1 billion, or 4 percent of total loans, at June 30, 2001, compared with $844.6 million, or 3 percent of total loans, at June 30, 2000. This growth of $249.9 million, or 30 percent, from the prior year was primarily attributable to a reasonably stable, but slowing, California real estate market and West Coast economy.

     Commercial mortgages were $3.4 billion, or 13 percent of total loans, at June 30, 2001, compared with $3.4 billion, or 13 percent of total loans, at June 30, 2000. The mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. The decrease in commercial mortgages of $19.0 million, or less than 1 percent, from June 30, 2000, was also primarily due to a reasonably stable, but slowing, California real estate market and West Coast economy.

     Residential mortgages were $4.2 billion, or 16 percent of total loans, at June 30, 2001, compared with $2.7 billion, or 10 percent of total loans, at June 30, 2000. The residential mortgage portfolio consists of residential loans secured by one-to-four family residential properties primarily in California. The increase in residential mortgages of $1.5 billion, or 56 percent, from June 30, 2000, was influenced by our strategic decision to increase our residential mortgage portfolio through additional channels such as wholesale, correspondent and whole loan purchases.

     Consumer loans totaled $2.2 billion, or 9 percent of total loans, at June 30, 2001, compared with $2.5 billion, or 10 percent of total loans, at June 30, 2000. The decrease of $312.6 million, or 12 percent, was primarily attributable to exiting the automobile dealer lending business in the third quarter of 2000, partially offset by an increase in home equity loans.

     Lease financing totaled $1.0 billion, or 4 percent of total loans, at June 30, 2001, compared with $1.1 billion, or 4 percent of total loans, at June 30, 2000. As we previously announced, effective April 20, 2001, we discontinued our auto leasing activity, which at June 30, 2001 totalled $0.5 billion.

     Loans originated in foreign branches totaled $1.1 billion, or 4 percent of total loans, at June 30, 2001 and $1.0 billion, or 4 percent of total loans, at June 30, 2000.

CROSS-BORDER OUTSTANDINGS

     Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of June 30, 2000, December 31, 2000 and June 30, 2001 for each country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. For those individual countries shown in the table below, we do not have significant local currency outstandings that are not hedged or are not funded by local currency borrowings.


                                                    PUBLIC       CORPORATIONS
                                   FINANCIAL        SECTOR         AND OTHER          TOTAL
(DOLLARS IN MILLIONS)           INSTITUTIONS       ENTITIES        BORROWERS       OUTSTANDINGS
-----------------------------   ------------       --------      ------------      ------------
June 30, 2000
Korea........................        $336            $--               $52             $388
December 31, 2000
Korea........................         507             --                46              553
June 30, 2001
Korea........................         378             --                46              424


PROVISION FOR CREDIT LOSSES

     We recorded a $65.0 million provision for credit losses in the second quarter of 2001, compared with a $70.0 million provision for credit losses in the second quarter of 2000. The provision for credit losses in the six months ended June 30, 2001 was $165.0 million, compared with a $110.0 million provision for credit losses in the six months ended June 30, 2000. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below.

     Our provision for credit losses in the second quarter and first six months of 2001 considered the following:

     o The continuing application of stricter standards to the definitions of potential and well-defined weaknesses in our loan portfolio, resulting in higher levels of criticized assets and downward migration within the criticized grades,

     o The current quarter slow down in deteriorating asset quality in our commercial loan portfolio, identified in the first quarter of 2001, primarily resulting from the continued reduction of non-agented syndicated credits, and

     o  An overall improvement in the risk profile of our loan portfolio.

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

     Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individually impaired credit that management believes indicate the probability that a loss has been incurred. This amount may be determined either by a method prescribed by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", or by a method which identifies certain qualitative factors.

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

     COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES FROM DECEMBER 31, 2000

     During the second quarter of 2001, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses. Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, also affected the assessment of the unallocated allowance. However, we are undertaking a project to consolidate all of our commercial lending onto the same loss migration model. The expected completion of this project, later this year, will result in a change to our allowance for credit loss methodology. This change is not expected to have a material effect on our allowance for credit losses.

     At December 31, 2000, our total allowance for credit losses was $614 million or 2.36 percent of the total loan portfolio and 153 percent of total nonaccrual loans. At June 30, 2001, our total allowance for credit losses was $627 million, or 2.44 percent of the total loan portfolio and 138 percent of total nonaccrual loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2000, total impaired loans were $400 million, and the associated impairment allowance was $147 million compared with $453 million and $130 million, respectively, at June 30, 2001.

     We recorded a $65 million provision in the second quarter of 2001 as a result of management's assessment of factors, including the slowing US economy and the current California energy crisis, affecting elements of the communication/media, broadcasting, and other companies in domestic markets in which we operate and the growth in, and changes in the composition of, the loan portfolio. Losses inherent in these types of credits are more difficult to assess because historically these have been more volatile than losses from other credits.

     CHANGES IN THE FORMULA, SPECIFIC ALLOWANCES, AND UNALLOCATED ALLOWANCES FROM DECEMBER 31, 2000

     At June 30, 2001, the formula allowance was $395 million, compared to $380 million at December 31, 2000, representing an increase of $15 million.

     At June 30, 2001, the specific allowance was $95 million compared to $133 million at December 31, 2000, a decrease of $38 million. This was primarily due to charge-offs recognized during the quarter.

     Our problem credits, including amounts outstanding to a California utility that filed for bankruptcy protection in early April, continue to be centered in the commercial loan portfolio and mostly within syndicated loan purchases. At this time, we see no significant deterioration in the real estate or consumer loan portfolios.

     At June 30, 2001, the unallocated allowance was $137 million compared to $101 million at December 31, 2000, an increase of $36 million. In evaluating the appropriateness of the unallocated allowance, we considered the following factors as well as more general factors such as the interest rate environment and the impact of the economic downturn on those borrowers who have a more leveraged financial profile:

     o the continued adverse effects of the California energy crisis, including the threat of blackouts and higher electric and gas costs, on the California economy and businesses, which could be in the range of $19 million to $49 million,

     o the continued adverse effects of changes in the economic, regulatory, and technology environments on borrowers in the communications/media industry, which could be in the range of $13 million to $35 million,

     o the adverse effects of the well-publicized problems of the large public utilities and the independent power producers in California which could be in the range of $8 million to $12 million,

     o the adverse effects of the weakening economy and slowing trends in consumer spending on borrowers in the retailing industry, which could be in the range of $5 million to $13 million,

     o the adverse effects of declining product life cycles and a slowing in demand for personal computers on borrowers in the technology industry, which could be in the range of $5 million to $11 million, and

     o the continued but decreasing need to provide for probable losses resulting from weaknesses in the parent companies of our Pacific Rim borrowers, which could be in the range of $3 million to $7 million.

     There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth above. See "Certain Business Risks Factors" on page 42.

     CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth a reconciliation of changes in our allowance for credit losses.


                                                                                    FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30,             ENDED JUNE 30,
                                                                                   ----------------------      --------------------
(DOLLARS IN THOUSANDS)                                                               2000          2001          2000        2001
----------------------------------------------------------------------------       --------      --------      --------    --------
Balance, beginning of period................................................       $483,206      $642,334      $470,378    $613,902
Loans charged off:
   Commercial, financial and industrial.....................................         53,445        90,151        84,774     164,706
   Mortgage.................................................................             79            28           115          58
   Consumer.................................................................          3,099         2,897         5,994       6,234
   Lease financing..........................................................            731         1,007         1,331       1,788
                                                                                   --------      --------      --------    --------
      Total loans charged off...............................................         57,354        94,083        92,214     172,786
Recoveries of loans previously charged off:
   Commercial, financial and industrial.....................................          2,691        12,073         8,643      18,010
   Mortgage.................................................................             88            --           127          24
   Consumer.................................................................          1,974         1,125         3,513       2,252
   Lease financing..........................................................            137           171           327         319
   Foreign(1)...............................................................             --            --            --          14
                                                                                   --------      --------      --------    --------
      Total recoveries of loans previously charged off......................          4,890        13,369        12,610      20,619
                                                                                   --------      --------      --------    --------
      Net loans charged off.................................................         52,464        80,714        79,604     152,167
Provision for credit losses.................................................         70,000        65,000       110,000     165,000
Foreign translation adjustment and other net additions (deductions).........            (11)          (83)          (43)       (198)
                                                                                   --------      --------      --------    --------
Balance, end of period......................................................       $500,731      $626,537      $500,731    $626,537
                                                                                   ========      ========      ========    ========


Allowance for credit losses to total loans..................................           1.90%         2.44%         1.90%       2.44%
Provision for credit losses to net loans charged off........................          33.42         80.53        138.18      108.43
Net loans charged off to average loans outstanding for the period(2)........           0.80          1.24          0.61        1.17

----------------------------

(1)  Foreign loans are those loans originated in foreign branches.

(2)  Annualized.

     Total loans charged off in the second quarter of 2001 increased by $36.7 million from the second quarter of 2000, due to a $36.7 million increase in commercial, financial and industrial loans charged off. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

     The second quarter's recoveries of loans previously charged off increased by $8.5 million from the same period in 2000. The percentage of net loans charged off to average loans outstanding for the period increased by 55 percent from the same period in 2000. At June 30, 2001, the allowance for credit losses exceeded the net loans charged off during the second quarter of 2001, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

     Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

NONPERFORMING ASSETS


                                                                           JUNE 30,    DECEMBER 31,   JUNE 30,
(DOLLARS IN THOUSANDS)                                                       2000          2000         2001
----------------------------------------------------------------------     --------    -----------    --------
Commercial, financial and industrial..................................     $190,397      $385,263     $432,756
Construction..........................................................        4,078         3,967        3,967
Commercial mortgage...................................................        3,352        10,769       16,699
Foreign...............................................................        5,374            --           --
                                                                           --------    -----------    --------
   Total nonaccrual loans.............................................      203,201       399,999      453,422
Foreclosed assets.....................................................        1,792         1,181        1,345
Distressed loans held for sale........................................       23,988         7,124        5,349
                                                                           --------    -----------    --------
      Total nonperforming assets......................................     $228,981      $408,304     $460,116
                                                                           ========    ==========     ========
Allowance for credit losses...........................................     $500,731      $613,902     $626,537
                                                                           ========    ==========     ========
Nonaccrual loans to total loans.......................................         0.77%         1.54%        1.77%
Allowance for credit losses to nonaccrual loans.......................       246.42        153.48       138.18
Nonperforming assets to total loans, distressed loans held for sale
   and foreclosed assets..............................................         0.87          1.57         1.79
Nonperforming assets to total assets..................................         0.68          1.16         1.29

     At June 30, 2001, nonperforming assets totaled $460.1 million, an increase of $231.1 million, or 101 percent, from a year earlier. The increase was due to general deterioration in our loan portfolio and included all amounts outstanding to a California utility that filed for bankruptcy protection in early April.

     Nonaccrual loans as a percentage of total loans were 1.77 percent at June 30, 2001, compared with 0.77 percent at June 30, 2000. Nonperforming assets as a percentage of total loans, distressed loans held for sale, and foreclosed assets increased to 1.79 percent at June 30, 2001 from 0.87 percent at June 30, 2000.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING



                                                                   JUNE 30,       DECEMBER 31,    JUNE 30,
(DOLLARS IN THOUSANDS)                                                 2000           2000          2001
---------------------------------------------------------------     -------       -----------     -------
Commercial, financial and industrial...........................      $2,552          $1,713       $12,812
Mortgage:
   Residential.................................................       2,837           2,699         3,376
   Commercial..................................................         875              --         1,087
                                                                     ------          ------       -------
        Total mortgage.........................................       3,712           2,699         4,463
Consumer and other.............................................       3,217           2,921         3,286
                                                                     ------          ------       -------
   Total loans 90 days or more past due and still accruing.....      $9,481          $7,333       $20,561
                                                                     ======          ======       =======



LIQUIDITY

     Liquidity risk represents the potential for loss as a result of limitations on our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The Asset and Liabililty Management Policy approved by the Board requires quarterly reviews of our liquidity by the Asset and Liability Management Committee, which is composed of bank senior executives. Our liquidity management draws upon the strengths of our extensive retail and commercial market business franchise, coupled with the ability to obtain funds for various terms in a variety of domestic and international money markets. Liquidity is managed through the funding and investment functions of the Global Markets Group.

     Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common shareholders' equity, funded 67 percent of average total assets of $34.6 billion for the second quarter ended June 30, 2001. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper and other borrowings.

     Liquidity may also be provided by the sale or maturity of assets. Such assets include interest bearing deposits in banks, federal funds sold and securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $0.7 billion during the second quarter of 2001. Additional liquidity may be provided by securities available for sale that amounted to $4.9 billion at June 30, 2001 and by loan maturities.

REGULATORY CAPITAL

     The following tables summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.



UNIONBANCAL CORPORATION

                                                                                                 MINIMUM       "WELL-CAPITALIZED"
                                  JUNE 30,           DECEMBER 31,           JUNE 30,           REGULATORY          REGULATORY
(DOLLARS IN THOUSANDS)              2000                 2000                 2001             REQUIREMENT         REQUIREMENT
------------------------    ------------------   ------------------    -----------------    ------------------  ---------------
CAPITAL COMPONENTS
Tier 1 capital..........    $ 3,468,456          $ 3,471,289          $ 3,570,022
Tier 2 capital..........        618,790              620,102              607,791
                            -----------          -----------          -----------
Total risk-based capital    $ 4,087,246          $ 4,091,391          $ 4,177,813
                            ===========          ===========          ===========
Risk-weighted assets....    $33,907,287          $33,900,404          $32,908,813
                            ===========          ===========          ===========
Quarterly average assets    $33,790,732          $34,075,813          $34,568,113
                            ===========          ===========          ===========

CAPITAL RATIOS                 AMOUNT    RATIO      AMOUNT    RATIO      AMOUNT    RATIO      AMOUNT     RATIO
------------------------    -----------  -----   -----------  -----   -----------  -----    -----------  -----
Total capital (to
   risk-weighted assets)    $ 4,087,246  12.05%  $ 4,091,391  12.07%  $ 4,177,813  12.70%   >$2,632,705    8.0%       na
                                                                                            -
Tier 1 capital (to
   risk-weighted assets)      3,468,456  10.23     3,471,289  10.24     3,570,022  10.85    > 1,316,353    4.0        na
                                                                                            -
Leverage(1).............      3,468,456  10.26     3,471,289  10.19     3,570,022  10.33    > 1,382,725    4.0        na
                                                                                            -
------------------

(1) Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).


UNION BANK OF CALIFORNIA, N.A.

                                                                                                 MINIMUM         "WELL-CAPITALIZED"
                                  JUNE 30,           DECEMBER 31,           JUNE 30,           REGULATORY            REGULATORY
(DOLLARS IN THOUSANDS)              2000                 2000                 2001             REQUIREMENT           REQUIREMENT
------------------------    ------------------   ------------------   ------------------    ------------------   -----------------
CAPITAL COMPONENTS
Tier 1 capital..........    $ 3,207,626          $ 3,157,516          $ 3,187,528
Tier 2 capital..........        510,959              513,144              500,739
                            -----------          -----------          -----------
Total risk-based capital    $ 3,718,585          $ 3,670,660          $ 3,688,267
                            ===========          ===========          ===========
Risk-weighted assets....    $33,276,287          $33,341,752          $32,344,858
                            ===========          ===========          ===========
Quarterly average assets    $33,342,936          $34,173,719          $34,179,220
                            ===========          ===========          ===========

CAPITAL RATIOS                 AMOUNT    RATIO      AMOUNT    RATIO      AMOUNT    RATIO       AMOUNT    RATIO     AMOUNT     RATIO
------------------------    -----------  -----   -----------  -----   -----------  -----    -----------  -----   ----------  -----
CAPITAL RATIOS
Total capital (to
   risk-weighted assets)    $ 3,718,585  11.17%  $ 3,670,660  11.01%  $ 3,688,267  11.40%   >$2,587,589   8.0%  >$3,234,486   10.0%
                                                                                            -                   -
Tier 1 capital (to
   risk-weighted assets)      3,207,626   9.64     3,157,516   9.47     3,187,528   9.85    > 1,293,794   4.0   > 1,940,691    6.0
                                                                                            -                   -
Leverage(1).............      3,207,626   9.62     3,157,516   9.24     3,187,528   9.33    > 1,367,169   4.0   > 1,708,961    5.0
                                                                                            -                   -
----------------

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

     Compared with December 31, 2000, our Tier 1 risk-based capital ratio at June 30, 2001 increased 61 basis points to 10.85 percent, our total risk-based capital ratio increased 63 basis points to 12.70 percent, and our leverage ratio increased 14 basis points to 10.33 percent. The increases in the capital ratios were primarily attributable to higher common equity mainly related to higher net income and a lower risk-based asset balance mainly due to lower commercial loan balances outstanding and unused commitments in the second quarter of 2001.

     As of June 30, 2001, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of a "well-capitalized" institution.

CERTAIN BUSINESS RISKS FACTORS

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

     ADVERSE ECONOMIC FACTORS AFFECTING CERTAIN INDUSTRIES COULD ADVERSELY AFFECT OUR BUSINESS

     We are also subject to certain industry-specific economic factors. For example, a portion of our total loan portfolio is related to real estate. Accordingly, a downturn in the real estate industry in California could have an adverse effect on our operations. Similarly, a portion of our total loan portfolio is to borrowers in the agricultural industry. Adverse weather conditions, combined with low commodity prices, may adversely affect the agricultural industry and, consequently, may impact our business negatively. In addition, auto leases comprise a portion of our total loan portfolio. Continued deterioration in the used car market may result in additional losses on the valuation of auto lease residuals beyond those reported in 2000 and through June 30, 2001. Further, portions of our total loan portfolio are to borrowers in the industries referred to in "Allowance for Credit Losses", above, which could be adversely affected by the factors referred to in that section.

     RISKS ASSOCIATED WITH THE CALIFORNIA ENERGY CRISIS

     Due to problems associated with the deregulation of the electrical power industry in California, two California utilities have publicly announced that their financial situation is grave. One of these utilities filed for bankruptcy protection in April 2001. The utilities have also announced that they have already defaulted on certain payment obligations. As a lender to the utility industry, we face the risk that the industry will sustain increased defaults on payments or bankruptcy filings.

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

     FLUCTUATIONS IN INTEREST RATES COULD ADVERSELY AFFECT OUR BUSINESS

     Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow. Conversely, a decrease in interest rates could result in an acceleration in the prepayment of loans. An increase in market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs, which could adversely affect our business.

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

     SHAREHOLDER VOTES ARE CONTROLLED BY THE BANK OF TOKYO-MITSUBISHI, LTD.

     A majority of our directors are not officers or employees of UnionBanCal Corporation or any of our affiliates, including The Bank of Tokyo- Mitsubishi, Ltd. However, because of The Bank of Tokyo-Mitsubishi, Ltd.'s control over the election of our directors, The Bank of Tokyo- Mitsubishi, Ltd. could change the composition of our Board of Directors so that the Board would not have a majority of outside directors. The Bank of Tokyo- Mitsubishi, Ltd. owns a majority of the outstanding shares of our common stock. As a result, The Bank of Tokyo-Mitsubishi, Ltd. can elect all of our directors and as a result can control the vote on all matters, including determinations such as: approval of mergers or other business combinations; sales of all or substantially all of our assets; any matters submitted to a vote of our shareholders; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to common stock or other equity securities; and matters that might be favorable to The Bank of Tokyo-Mitsubishi, Ltd. The Bank of Tokyo-Mitsubishi, Ltd.'s ability to prevent an unsolicited bid for us or any other change in control could have an adverse effect on the market price for our common stock.

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

ITEM 3. MARKET RISK.

     Our exposure to market risk was mitigated in the volatile interest rate environment in the first and second quarters of 2001 due to the effectiveness of our asset/liability management. A complete explanation concerning our market risk exposure is incorporated by reference from the text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10-K for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 4.  OTHER INFORMATION

     On May 29, 2001,  effective  July 1, 2001,  the board of directors  elected
Norimichi   Kanari   president  and  chief  executive   officer  of  UnionBanCal
Corporation and Union Bank of California, N.A., succeeding Takahiro Moriguchi.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

 NO.                               DESCRIPTION
----   -------------------------------------------------------------------------
 3.1   Restated Articles of Incorporation of the Registrant, as amended(1)
 3.2   By-laws of the Registrant, as amended January 27, 1999(2)
10.1   Management Stock Plan. (As restated effective June 1, 1997)*(3)
10.2 Union Bank of California Deferred Compensation Plan. (January 1, 1997, Restatement, as amended November 21, 1996)*(4)
10.3   Union Bank of California Senior Management Bonus Plan. (Effective
       January 1, 2001)*(5)
10.4   Richard C. Hartnack Employment Agreement. (Effective January 1, 1998)*(6)
10.5   Robert M. Walker Employment Agreement. (Effective January 1, 1998)*(6)
10.6 Union Bank of California Supplemental Executive Retirement Plan. (Effective January 1, 1988) (Amended and restated as of January 1, 1997) *(3)
10.7   Union Bank Financial Services Reimbursement Program. (Effective
       January 1, 1996)*(7)
10.9   1997 Performance Share Plan, as amended. (Effective January 1, 1997)*(5)
10.10 Service Agreement Between Union Bank of California and The Bank of Tokyo-Mitsubishi Ltd. (Effective October 1, 1997)*(3)
10.11  Management Stock Plan. (As restated effective January 1, 2000)*(8)
10.12 Union Bank of Califorinia, N.A. Supplemental Retirement Plan for Policy Making Officers. (Effective November 1, 1999)(9)
----------------
(1) Incorporated by reference to Form 10-K for the year ended December 31, 1998.
(2) Incorporated by reference to Form 10-Q for the quarter ended March 31, 1999.
(3) Incorporated by reference to Form 10-K for the year ended December 31, 1997.
(4) Incorporated by reference to Form 10-K for the year ended December 31, 1996.
(5)  Incorporated by reference to Form DEF-14A dated March 28, 2001.

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



                                       Dated:  August 13, 2001