Form 10-Q
period 2001-09-30
UNIONBANCAL CORP
filed 2001-11-13
CIK 1011659

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                         Commission file number 0-28118

                             UnionBanCal Corporation

         CALIFORNIA                                 94-1234979
  (State of Incorporation)             (I.R.S. Employer Identification No.)

                              400 CALIFORNIA STREET
                      SAN FRANCISCO, CALIFORNIA 94104-1302

                  Registrant's telephone number (415) 765-2969

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Number of shares of Common Stock outstanding at October 31, 2001: 156,871,624

================================================================================


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS




                                                                                                   PAGE
                                                                                                  NUMBER
PART I
FINANCIAL INFORMATION
   Consolidated Financial Highlights:............................................................   2
   Item 1. Financial Statements:
      Condensed Consolidated Statements of Income................................................   4
      Condensed Consolidated Balance Sheets......................................................   5
      Condensed Consolidated Statements of Changes in Shareholders' Equity.......................   6
      Condensed Consolidated Statements of Cash Flows............................................   7
      Notes to Condensed Consolidated Financial Statements.......................................   8
   Item 2. Management's Discussion and Analysis:
      Introduction...............................................................................  15
      Summary....................................................................................  16
      Business Segments..........................................................................  19
      Net Interest Income........................................................................  28
      Noninterest Income.........................................................................  31
      Noninterest Expense........................................................................  33
      Income Tax Expense.........................................................................  34
      Loans......................................................................................  35
      Cross-border Outstandings..................................................................  36
      Provision for Credit Losses................................................................  36
      Allowance for Credit Losses................................................................  37
      Nonperforming Assets.......................................................................  41
      Loans 90 Days or More Past Due and Still Accruing..........................................  42
      Liquidity..................................................................................  42
      Regulatory Capital.........................................................................  43
      Certain Business Risk Factors..............................................................  44
   Item 3. Market Risk...........................................................................  48
PART II
   OTHER INFORMATION
   Item 4. Other Information.....................................................................  49
   Item 6. Exhibits and Reports on Form 8-K......................................................  49
Signatures.......................................................................................  50

                         PART I. FINANCIAL INFORMATION


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)

                                                                                                          PERCENT CHANGE TO
                                                       FOR THE THREE MONTHS ENDED                      SEPTEMBER 30, 2001 FROM:
                                              -------------------------------------------------      -----------------------------
                                              SEPTEMBER 30,        JUNE 30,        SEPTEMBER 30,   SEPTEMBER 30,        JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)    2000               2001               2001            2000               2001
--------------------------------------------  -----------        ------------       -----------      ---------        ------------
RESULTS OF OPERATIONS:
   Net interest income(1)............         $   404,626        $   379,313        $   378,517          (6.45)%           (0.21)%
   Provision for credit losses.......              80,000             65,000             50,000         (37.50)           (23.28)
   Noninterest income................             168,928            168,391            173,405           2.65              2.98
   Noninterest expense...............             291,378            307,452            317,042           8.81              3.12
                                              -----------        -----------        -----------
   Income before income taxes(1).....             202,176            175,252            184,880          (8.55)             5.49
   Taxable-equivalent adjustment.....                 641                590                426         (33.54)           (27.80)
   Income tax expense................              69,959             57,512             59,325         (15.20)             3.15
                                              -----------        -----------        -----------
   Net income........................         $   131,576        $   117,150        $   125,129          (4.90)%            6.81%
                                              ===========        ===========        ===========


PER COMMON SHARE:
   Net income--basic..................        $      0.82        $      0.74        $      0.79          (3.66)%            6.76%
   Net income--diluted................               0.82               0.74               0.79          (3.66)             6.76
   Dividends(2).......................               0.25               0.25               0.25             --                --
   Book value (end of period)........               20.13              21.37              22.49          11.72              5.24
   Common shares outstanding (end of
      period)........................         160,112,869        157,839,218        157,181,483          (1.83)            (0.42)
   Weighted average common shares
      outstanding--basic..............        160,759,916        158,180,799        157,584,675          (1.98)            (0.38)
   Weighted average common shares
      outstanding--diluted............        161,014,901        158,881,633        159,028,898          (1.23)             0.09
BALANCE SHEET (END OF PERIOD):
   Total assets......................         $33,745,489        $35,758,632        $35,239,224           4.43%            (1.45)%
   Total loans.......................          26,157,939         25,656,247         25,594,289          (2.15)            (0.24)
   Nonaccrual loans..................             282,999            453,422            444,519          57.07             (1.96)
   Nonperforming assets..............             299,795            460,116            450,246          50.18             (2.15)
   Total deposits....................          25,894,059         27,700,624         27,065,423           4.52             (2.29)
   Subordinated capital notes........             200,000            200,000            200,000             --               --
   Trust preferred securities........             350,000            364,269            369,441           5.55              1.42
   Common equity.....................           3,222,770          3,373,564          3,534,533           9.67              4.77
BALANCE SHEET (PERIOD AVERAGE):
   Total assets......................         $33,690,070        $34,589,322        $34,616,940           2.75%             0.08%
   Total loans.......................          26,454,975         26,114,389         25,917,100          (2.03)            (0.76)
   Earning assets....................          30,399,146         31,272,909         31,343,059           3.11              0.22
   Total deposits....................          25,402,036         26,641,335         26,391,293           3.89             (0.94)
   Common equity.....................           3,185,167          3,406,324          3,497,664           9.81              2.68
FINANCIAL RATIOS:
   Return on average assets(3).......                1.55%              1.36%              1.43%
   Return on average common equity(3)               16.43              13.79              14.19
   Efficiency ratio(4)...............               50.80              56.13              57.45
   Net interest margin(1)............                5.30               4.86               4.81
   Dividend payout ratio.............               30.49              33.78              31.65
   Tangible equity ratio.............                9.41               9.30               9.91
   Tier 1 risk-based capital ratio...               10.52              10.85              11.18
   Total risk-based capital ratio....               12.35              12.70              13.05
   Leverage ratio....................               10.47              10.33              10.50
   Allowance for credit losses to
      total loans....................                2.01               2.44               2.46
   Allowance for credit losses to
      nonaccrual loans...............              185.83             138.18             141.65
   Net loans charged off to average
      total loans(3).................                0.82               1.24               0.72
   Nonperforming assets to total
      loans, distressed loans held
      for sale, and foreclosed assets                1.15               1.79               1.76
   Nonperforming assets to total
      assets.........................                0.89               1.29               1.28


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


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED)
                                   (UNAUDITED)


                                                                                             AS OF AND FOR THE
                                                                                             NINE MONTHS ENDED
                                                                                 ------------------------------------------------
                                                                                 SEPTEMBER 30,        SEPTEMBER 30,    PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                         2000                 2001         CHANGE
----------------------------------------------------------------------------     -------------        -------------    ----------
RESULTS OF OPERATIONS:
   Net interest income(1)...................................................      $  1,187,732         $  1,145,713        (3.54)%
   Provision for credit losses..............................................           190,000              215,000        13.16
   Noninterest income.......................................................           494,008              522,603         5.79
   Noninterest expense, excluding restructuring credit......................           848,735              931,979         9.81
   Restructuring credit.....................................................           (19,000)                  --      (100.00)
                                                                                  ------------         ------------
   Income before income taxes(1)............................................           662,005              521,337       (21.25)
   Taxable-equivalent adjustment............................................             1,933                1,638       (15.26)
   Income tax expense.......................................................           228,610              170,133       (25.58)
                                                                                  ------------         ------------
   Net income...............................................................      $    431,462         $    349,566       (18.98)%
                                                                                  ============         ============
PER COMMON SHARE:
   Net income--basic.........................................................     $       2.66         $       2.21       (16.92)%
   Net income--diluted.......................................................             2.65                 2.20       (16.98)
   Dividends(2).............................................................              0.75                 0.75           --
   Book value (end of period)...............................................             20.13                22.49        11.72
   Common shares outstanding (end of period)................................       160,112,869          157,181,483        (1.83)
   Weighted average common shares outstanding--basic.........................      162,259,396          158,214,813        (2.49)
   Weighted average common shares outstanding--diluted.......................      162,674,610          158,916,432        (2.31)
BALANCE SHEET (END OF PERIOD):
   Total assets.............................................................      $ 33,745,489         $ 35,239,224         4.43%
   Total loans..............................................................        26,157,939           25,594,289        (2.15)
   Nonaccrual loans.........................................................           282,999              444,519        57.07
   Nonperforming assets.....................................................           299,795              450,246        50.18
   Total deposits...........................................................        25,894,059           27,065,423         4.52
   Subordinated capital notes...............................................           200,000              200,000           --
   Trust preferred securities...............................................           350,000              369,441         5.55
   Common equity............................................................         3,222,770            3,534,533         9.67
BALANCE SHEET (PERIOD AVERAGE):
   Total assets.............................................................      $ 33,520,179         $ 34,545,443         3.06%
   Total loans..............................................................        26,303,921           26,147,872        (0.59)
   Earning assets...........................................................        30,267,580           31,229,078         3.18
   Total deposits...........................................................        25,320,107           26,269,050         3.75
   Common equity............................................................         3,095,375            3,414,561        10.31
FINANCIAL RATIOS:
   Return on average assets(3)..............................................              1.72%                1.35%
   Return on average common equity(3).......................................             18.62                13.69
   Efficiency ratio(4)......................................................             49.34                55.86
   Net interest margin(1)...................................................              5.23                 4.90
   Dividend payout ratio....................................................             28.20                33.94
   Tangible equity ratio....................................................              9.41                 9.91
   Tier 1 risk-based capital ratio..........................................             10.52                11.18
   Total risk-based capital ratio...........................................             12.35                13.05
   Leverage ratio...........................................................             10.47                10.50
   Allowance for credit losses to total loans...............................              2.01                 2.46
   Allowance for credit losses to nonaccrual loans..........................            185.83               141.65
   Net loans charged off to average total loans(3)..........................              0.68                 1.02
   Nonperforming assets to total loans, distressed loans held for sale, and
      foreclosed assets.....................................................              1.15                 1.76
   Nonperforming assets to total assets.....................................              0.89                 1.28


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

ITEM 1.  FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                          FOR THE THREE MONTHS         FOR THE NINE MONTHS ENDED
                                                                           ENDED SEPTEMBER 30,                 SEPTEMBER 30,
                                                                        -------------------------      --------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                             2000             2001           2000            2001
-----------------------------------------------------------------       --------         --------      ----------      ----------
INTEREST INCOME
   Loans.........................................................       $576,567         $455,477      $1,675,900      $1,478,894
   Securities....................................................         55,706           76,852         162,689         215,370
   Interest bearing deposits in banks............................          2,775              622           7,522           2,249
   Federal funds sold and securities purchased under resale
      agreements.................................................          1,263            1,398           6,364           4,585
   Trading account assets........................................          4,170            1,652          12,205           6,716
                                                                        --------         --------      ----------      ----------
      Total interest income......................................        640,481          536,001       1,864,680       1,707,814
                                                                        --------         --------      ----------      ----------
INTEREST EXPENSE
   Domestic deposits.............................................        144,406          105,851         410,625         366,394
   Foreign deposits..............................................         25,506           15,954          76,872          60,944
   Federal funds purchased and securities sold under repurchase
      agreements.................................................         26,994           12,265          72,383          48,687
   Commercial paper..............................................         26,072           11,844          71,004          46,882
   Subordinated capital notes....................................          4,060            2,142          13,997           7,873
   UnionBanCal Corporation--obligated mandatorily redeemable
      preferred securities of subsidiary grantor trust...........          6,414            4,940          19,788          16,329
   Other borrowed funds..........................................          3,044            4,914          14,212          16,630
                                                                        --------         --------      ----------      ----------
      Total interest expense.....................................        236,496          157,910         678,881         563,739
                                                                        --------         --------      ----------      ----------
NET INTEREST INCOME..............................................        403,985          378,091       1,185,799       1,144,075
   Provision for credit losses...................................         80,000           50,000         190,000         215,000
                                                                        --------         --------      ----------      ----------
      Net interest income after provision for credit losses......        323,985          328,091         995,799         929,075
                                                                        --------         --------      ----------      ----------
NONINTEREST INCOME
   Service charges on deposit accounts...........................         53,779           62,742         153,987         181,614
   Trust and investment management fees..........................         39,975           37,965         116,163         116,880
   Merchant transaction processing fees..........................         19,354           21,315          54,887          60,814
   International commissions and fees............................         18,012           18,053          53,463          53,288
   Brokerage commissions and fees................................          8,616            8,786          27,309          26,764
   Merchant banking fees.........................................         15,353            7,742          40,681          26,671
   Securities gains (losses), net................................          3,104           (1,699)          8,804           4,318
   Other.........................................................         10,735           18,501          38,714          52,254
                                                                        --------         --------      ----------      ----------
      Total noninterest income...................................        168,928          173,405         494,008         522,603
                                                                        --------         --------      ----------      ----------
NONINTEREST EXPENSE
   Salaries and employee benefits................................        152,227          171,172         444,483         500,243
   Net occupancy.................................................         24,664           23,779          69,358          70,375
   Equipment.....................................................         15,702           16,985          47,706          48,252
   Merchant transaction processing...............................         12,784           13,324          37,144          39,687
   Communications................................................         11,736           13,074          33,048          36,582
   Professional services.........................................         10,760            9,982          29,278          29,155
   Data processing...............................................          8,577            8,885          26,199          26,935
   Foreclosed asset expense (income).............................            (14)             (60)              7               1
   Restructuring credit..........................................             --               --         (19,000)             --
   Other.........................................................         54,942           59,901         161,512         180,749
                                                                        --------         --------      ----------      ----------
      Total noninterest expense..................................        291,378          317,042         829,735         931,979
                                                                        --------         --------      ----------      ----------
   Income before income taxes....................................        201,535          184,454         660,072         519,699
   Income tax expense............................................         69,959           59,325         228,610         170,133
                                                                        --------         --------      ----------      ----------
NET INCOME.......................................................       $131,576         $125,129      $  431,462      $  349,566
                                                                        ========         ========      ==========      ==========
NET INCOME PER COMMON SHARE--BASIC................................      $   0.82         $   0.79      $     2.66      $     2.21
                                                                        ========         ========      ==========      ==========
NET INCOME PER COMMON SHARE--DILUTED..............................      $   0.82         $   0.79      $     2.65      $     2.20
                                                                        ========         ========      ==========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC.................       160,760          157,585         162,259         158,215
                                                                        ========         ========      ==========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED...............       161,015          159,029         162,675         158,916
                                                                        ========         ========      ==========      ==========

     See accompanying notes to condensed consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              (UNAUDITED)                            (UNAUDITED)
                                                                             SEPTEMBER 30,       DECEMBER 31,       SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                            2000               2000                2001
-----------------------------------------------------------------------      ------------        ------------       -------------
ASSETS
Cash and due from banks................................................       $ 2,133,958        $ 2,957,103         $ 2,577,510
Interest bearing deposits in banks.....................................           142,106             73,936              73,394
Federal funds sold and securities purchased under resale agreements....           236,600            291,940             514,600
                                                                              -----------        -----------         -----------
   Total cash and cash equivalents.....................................         2,512,664          3,322,979           3,165,504
Trading account assets.................................................           224,063            339,695             335,617
Securities available for sale:
   Securities pledged as collateral....................................                --            593,686             135,355
   Held in portfolio...................................................         3,588,360          3,533,984           4,719,724
Securities held to maturity (market value: September 30, 2000, $23,469;
   December 31, 2000, $23,302).........................................            24,173             23,529                  --
Loans (net of allowance for credit losses: September 30, 2000,
   $525,896; December 31, 2000, $613,902; September 30, 2001, $629,683)        25,632,043         25,396,496          24,964,606
Due from customers on acceptances......................................           255,325            268,116             188,020
Premises and equipment, net............................................           426,166            474,279             489,176
Other assets...........................................................         1,082,695          1,209,711           1,241,222
                                                                              -----------        -----------         -----------
   Total assets........................................................       $33,745,489        $35,162,475         $35,239,224
                                                                              ===========        ===========         ===========

LIABILITIES
Domestic deposits:
   Noninterest bearing.................................................       $ 9,971,158        $10,916,710         $11,256,740
   Interest bearing....................................................        13,723,799         13,986,774          13,536,139
Foreign deposits:
   Noninterest bearing.................................................           288,612            323,783             342,189
   Interest bearing....................................................         1,910,490          2,055,916           1,930,355
                                                                              -----------        -----------         -----------
   Total deposits......................................................        25,894,059         27,283,183          27,065,423
Federal funds purchased and securities sold under repurchase agreements         1,234,541          1,387,667           1,286,730
Commercial paper.......................................................         1,471,815          1,385,771           1,114,527
Other borrowed funds...................................................           274,348            249,469             535,976
Acceptances outstanding................................................           255,325            268,116             188,020
Other liabilities......................................................           842,631            826,704             944,574
Subordinated capital notes.............................................           200,000            200,000             200,000
UnionBanCal Corporation--obligated mandatorily redeemable preferred
   securities of subsidiary grantor trust..............................           350,000            350,000             369,441
                                                                              -----------        -----------         -----------
   Total liabilities...................................................        30,522,719         31,950,910          31,704,691
                                                                              -----------        -----------         -----------
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock:
   Authorized 5,000,000 shares, no shares issued or outstanding as of
      September 30, 2000, December 31, 2000, and September 30, 2001....                --                 --                  --
Common stock--no stated value:
   Authorized 300,000,000 shares, issued 160,112,869 shares as of September
       30, 2000, 159,234,454 shares as of December 31, 2000,
      and 157,181,483 shares as of September 30, 2001..................         1,294,893          1,275,587           1,207,312
Retained earnings......................................................         1,936,827          1,906,093           2,137,956
Accumulated other comprehensive income (loss)..........................           (8,950)             29,885             189,265
                                                                              -----------        -----------         -----------
   Total shareholders' equity..........................................         3,222,770          3,211,565           3,534,533
                                                                              -----------        -----------         -----------
   Total liabilities and shareholders' equity..........................       $33,745,489        $35,162,475         $35,239,224
                                                                              ===========        ===========         ===========

     See accompanying notes to condensed consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -----------------------------------------------------
(DOLLARS IN THOUSANDS)                                                              2000                           2001
-----------------------------------------------------------------------   -----------------------       -----------------------
COMMON STOCK
   Balance, beginning of period........................................   $1,404,155                    $1,275,587
   Dividend reinvestment plan..........................................           39                            32
   Deferred compensation--restricted stock awards......................          247                           196
   Stock options exercised.............................................        1,652                         9,363
   Common stock repurchased............................................     (111,200)                      (77,866)
                                                                          ----------                    ----------
      Balance, end of period...........................................   $1,294,893                    $1,207,312
                                                                          ----------                    ----------
RETAINED EARNINGS
   Balance, beginning of period........................................   $1,625,263                    $1,906,093
   Net income..........................................................      431,462     $431,462          349,566     $349,566
   Dividends on common stock(1)........................................     (121,402)                     (118,593)
   Deferred compensation--restricted stock awards......................        1,504                           890
                                                                          ----------                    ----------
      Balance, end of period...........................................   $1,936,827                    $2,137,956
                                                                          ----------                    ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Balance, beginning of period........................................   $  (41,950)                   $   29,885
   Cumulative effect of accounting change (SFAS No.133)(2), net of tax
      expense of $13,754...............................................                        --                        22,205
   Unrealized net gains on cash flow hedges, net of tax expense of
      $45,793 in the first nine months of 2001.........................                        --                        73,928
   Less: reclassification adjustment for net gains on cash flow hedges included in net income, net of tax expense of $10,751 in the
      first nine months of 2001........................................                        --                       (17,356)
                                                                                         --------                      --------
   Net unrealized gains on cash flow hedges............................                        --                        56,572
   Unrealized holding gains arising during the period on securities available for sale, net of tax expense of $23,587 and $51,996 in
      the first nine months of 2000 and 2001, respectively.............                    38,078                        83,941
   Less: reclassification adjustment for gains on securities available for sale included in net income, net of tax expense of $3,368 and
      $1,652 in the first nine months of 2000 and 2001, respectively...                    (5,436)                       (2,666)
                                                                                         --------                      --------
   Net unrealized gains on securities available for sale...............                    32,642                        81,275
   Foreign currency translation adjustment, net of tax expense
      (benefit) of $222 and $(416) in the first nine months of 2000 and
      2001, respectively...............................................                       358                          (672)
                                                                                         --------                      --------
   Other comprehensive income..........................................       33,000       33,000          159,380      159,380
                                                                          ----------     --------       ----------     --------
   Total comprehensive income..........................................                  $464,462                      $508,946
                                                                                         ========                      ========


      Balance, end of period...........................................   $   (8,950)                   $  189,265
                                                                          ----------                    ----------
        TOTAL SHAREHOLDERS' EQUITY.....................................   $3,222,770                    $3,534,533
                                                                          ==========                    ==========
-----------

(1) Dividends per share were $0.75 for the first nine months of 2000 and 2001. Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

(2) Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities"

     See accompanying notes to condensed consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                       FOR THE NINE MONTHS
                                                                                                        ENDED SEPTEMBER 30,
                                                                                                 -------------------------------
(DOLLARS IN THOUSANDS)                                                                                2000              2001
--------------------------------------------------------------------------------------------     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...............................................................................     $    431,462       $    349,566
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for credit losses...........................................................          190,000            215,000
      Depreciation, amortization and accretion..............................................           53,862             60,471
      Provision for deferred income taxes...................................................          (28,431)            34,479
      Gain on sales of securities available for sale........................................           (8,804)            (4,318)
      Utilization in excess of restructuring charge.........................................          (46,772)            (9,536)
      Net decrease (increase) in trading account assets.....................................          (44,128)             4,078
      Other, net............................................................................           56,786             91,095
                                                                                                 ------------       ------------
      Total adjustments.....................................................................          172,513            391,269
                                                                                                 ------------       ------------
   Net cash provided by operating activities................................................          603,975            740,835
                                                                                                 ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale.....................................          393,869            657,703
   Proceeds from matured and called securities available for sale...........................          725,459            636,208
   Purchases of securities available for sale...............................................       (1,434,439)        (1,858,667)
   Proceeds from matured and called securities held to maturity.............................           22,359                 --
   Net decrease (increase) in loans.........................................................         (390,627)           224,002
   Purchases of premises and equipment......................................................          (50,172)           (70,353)
   Other, net...............................................................................            3,686              2,606
                                                                                                 ------------       ------------
      Net cash used in investing activities.................................................         (729,865)          (408,501)
                                                                                                 ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in deposits.................................................................         (362,548)          (217,760)
   Net increase (decrease) in federal funds purchased and securities sold under repurchase
      agreements............................................................................           77,742           (100,937)
   Net increase in commercial paper and other borrowed funds................................           97,409             15,263
   Common stock repurchased.................................................................         (111,200)           (77,866)
   Repayment of subordinated debt...........................................................          (98,000)                --
   Payments of cash dividends...............................................................         (122,556)          (119,005)
   Other, net...............................................................................            2,049             28,164
                                                                                                 ------------       ------------
      Net cash used in financing activities.................................................         (517,104)          (472,141)
                                                                                                 ------------       ------------
Net decrease in cash and cash equivalents...................................................         (642,994)          (139,807)
Cash and cash equivalents at beginning of period............................................        3,158,133          3,322,979
Effect of exchange rate changes on cash and cash equivalents................................           (2,475)           (17,668)
                                                                                                 ------------       ------------
Cash and cash equivalents at end of period..................................................     $  2,512,664       $  3,165,504
                                                                                                 ============       ============

CASH PAID DURING THE PERIOD FOR:
   Interest.................................................................................     $    667,649       $    618,076
   Income taxes.............................................................................          179,581             96,274
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Loans transferred to foreclosed assets (OREO) and/or distressed loans held for sale......     $     21,875       $      6,611
   Securities transferred from held to maturity to available for sale.......................               --             23,529
   Dividends declared but unpaid............................................................           40,018             39,363


     See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2000. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

         In July 2000 and April 2001, the Company announced stock repurchase plans of $100 million each. The Company repurchased $69 million in common stock between July 2000 and March 2001, $25 million between April 2001 and June 2001, and $31 million between July 2001 and September 2001. As of September 30, 2001, $75 million of common stock repurchases authorized is available for repurchase. At September 30, 2001, The Bank of Tokyo-Mitsubishi, Ltd. (BTM) owned 67 percent of UnionBanCal Corporation.

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

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by a single method--the purchase method. This Statement eliminates the pooling-of-interests method but carries forward without reconsideration the guidance in Accounting Principles Board (APB) Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" related to the application of the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 significantly changes the accounting for goodwill and other intangible assets subsequent to their initial recognition. SFAS No. 142 requires that goodwill and some intangible assets no longer be amortized, but tested for impairment at least annually by comparing the fair value of those assets with their recorded amounts. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of the fiscal year. However, goodwill and intangible assets acquired in a transaction completed after June 30, 2001, but before SFAS No. 142 is adopted, would be accounted for in accordance with the amortization and nonamortization provisions of this Statement. Upon adoption on January 1, 2002, the amortization of existing goodwill will cease and a transitional impairment test will be performed. Impairment loss at adoption, if any, will be recognized as a change in accounting principle. Management believes that at adoption, SFAS No. 141 and SFAS No. 142 will not have a material impact on the Company's financial position or results of operations. Upon adoption, goodwill amortization for the year ending December 31, 2002 will be reduced by approximately $12.5 million and no previously acquired goodwill is expected to be impaired.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and, or, the normal operation of a long-lived asset. A legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction under the doctrine of promissory estoppel. This Statement is effective for fiscal years beginning after June 15, 2002. Management believes that adopting this Statement will not have a material impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement carries over the framework established in SFAS No. 121, and is effective for fiscal years beginning after December 15, 2001. Management believes that adopting this Statement will not have a material impact on the Company's financial position or results of operations.

NOTE 3--EARNINGS PER SHARE

         Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months and nine months ended September 30, 2000 and 2001:


                                   THREE MONTHS ENDED SEPTEMBER 30,                     NINE MONTHS ENDED SEPTEMBER 30,
                             -------------------------------------------------   -------------------------------------------------
                                      2000                       2001                     2000                       2001
                             ----------------------     ----------------------   ----------------------      ---------------------
(AMOUNTS IN THOUSANDS,
 EXCEPT PER SHARE DATA)        BASIC       DILUTED        BASIC       DILUTED      BASIC       DILUTED         BASIC      DILUTED
---------------------------- --------      --------     --------      --------   --------      --------      --------     --------
Net Income.................. $131,576      $131,576     $125,129      $125,129   $431,462      $431,462      $349,566     $349,566
                             ========      ========     ========      ========   ========      ========      ========     ========
Weighted average common
  shares outstanding........  160,760       160,760      157,585       157,585    162,259       162,259       158,215      158,215
Additional shares due to:
  Assumed conversion of
    dilutive stock options..       --           255           --         1,444         --           416            --          701
                             --------      --------     --------      --------   --------      --------      --------     --------
Adjusted weighted average
  common shares outstanding.  160,760       161,015      157,585       159,029    162,259       162,675       158,215      158,916
                             ========      ========     ========      ========   ========      ========      ========     ========
Net income per share........    $0.82         $0.82        $0.79         $0.79      $2.66         $2.65         $2.21        $2.20
                             ========      ========     ========      ========   ========      ========      ========     ========


NOTE 4--COMPREHENSIVE INCOME

         The following table presents a summary of the components of accumulated other comprehensive income (loss):

                                                      NET UNREALIZED GAINS
                                                     (LOSSES) ON SECURITIES          FOREIGN CURRENCY         NET UNREALIZED GAINS
                                                       AVAILABLE FOR SALE         TRANSLATION ADJUSTMENT       ON CASH FLOW HEDGES
                                                     -----------------------      ----------------------        -----------------
                                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                  2000          2001          2000           2001          2000       2001
--------------------------------------------------   ---------      --------      --------      --------        ------    -------
Beginning balance................................    $(32,548)      $ 41,879      $ (8,713)     $(11,191)       $   --    $    --
Cumulative effect of accounting change, net of tax          --            --            --            --            --     22,205
Change during the period.........................       32,642        81,275           358          (672)           --     56,572
                                                     ---------      --------      --------      --------        ------    -------
Ending balance...................................    $      94      $123,154      $ (8,355)     $(11,863)       $   --    $78,777
                                                     =========      ========      ========      ========        ======    =======

                                                                             MINIMUM PENSION               ACCUMULATED OTHER
                                                                           LIABILITY ADJUSTMENT       COMPREHENSIVE INCOME (LOSS)
                                                                           --------------------        -------------------------
                                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                           -----------------------------------------------------
(DOLLARS IN THOUSANDS)                                                      2000          2001           2000             2001
--------------------------------------------------------------------       ------        ------        --------         --------
Beginning balance...................................................       $ (689)       $ (803)       $(41,950)        $ 29,885
Cumulative effect of accounting change, net of tax..................           --            --              --           22,205
Change during the period............................................           --            --          33,000          137,175
                                                                           -------       -------       --------         --------
Ending balance......................................................       $ (689)       $ (803)       $ (8,950)        $189,265
                                                                           =======       =======       ========         ========


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

         o The International Banking Group provides correspondent banking and trade-finance products and services to financial institutions, and extends primarily short-term credit to corporations engaged in international business. The group's revenue predominately relates to foreign customers.

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

         "Other" is comprised of goodwill amorization, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent amounts, the amount of the provision for credit losses (over)/under the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowance for credit losses, and the residual costs of support groups, as well as certain nonrecurring items such as restructuring charges (credits). In addition, it includes two units, the Credit Management Group, which manages nonperforming assets, and the Pacific Rim Corporate Group, which offers financial products to Asian-owned subsidiaries located in the U.S.

                                                         COMMUNITY BANKING
                                                          AND INVESTMENT          COMMERCIAL FINANCIAL          INTERNATIONAL
                                                          SERVICES GROUP             SERVICES GROUP             BANKING GROUP
                                                      ----------------------     ----------------------      ---------------------
                                                                 AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------------------------------------------------
                                                        2000          2001         2000          2001          2000         2001
-------------------------------------------------     --------      --------     --------      --------      --------     --------
RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS):
Total revenue(1).................................     $294,762      $282,788     $233,429      $201,457      $ 22,571     $ 22,751
Net income (loss)................................     $ 62,734      $ 50,295     $ 80,776      $ 57,772      $  4,349     $  4,681
Total assets at period end (dollars in millions).     $  9,118      $ 10,106     $ 18,440      $ 16,968      $  1,367     $  1,406

                                                              GLOBAL                                               UNIONBANCAL
                                                          MARKETS GROUP                  OTHER                     CORPORATION
                                                      ----------------------     ----------------------      ---------------------
                                                                 AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------------------------------------------------
                                                        2000          2001         2000          2001          2000         2001
-------------------------------------------------     --------      --------     --------      --------      --------     --------
RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS):
Total revenue(1).................................     $  9,081      $ 25,548     $ 13,070      $ 18,952      $572,913     $551,496
Net income (loss)................................     $  3,202      $ 13,164     $(19,485)     $   (783)     $131,576     $125,129
Total assets at period end (dollars in millions).     $  3,960      $  5,767     $    860      $    992      $ 33,745     $ 35,239

-----------

(1)      Total revenue is comprised of net interest income and noninterest income

                                                   COMMUNITY BANKING
                                                    AND INVESTMENT           COMMERCIAL FINANCIAL              INTERNATIONAL
                                                    SERVICES GROUP             SERVICES GROUP                  BANKING GROUP
                                                 ---------------------      ----------------------      --------------------------
                                                              AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                 ---------------------------------------------------------------------------------
                                                   2000         2001          2000          2001            2000            2001
-------------------------------------------      --------     --------      --------      --------      ----------      ----------
RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS):
Total revenue(1)...........................      $861,778     $830,975      $690,219      $630,795      $   70,599      $   70,555
Net income (loss)..........................      $179,090     $149,241      $242,734      $195,360      $   14,962      $   15,616
Total assets at period end (dollars in
   millions)...............................      $  9,118     $ 10,106      $ 18,440      $ 16,968      $    1,367      $    1,406


                                                         GLOBAL                                               UNIONBANCAL
                                                    MARKETS GROUP                   OTHER                     CORPORATION
                                                 ---------------------      ----------------------      --------------------------
                                                              AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                 ---------------------------------------------------------------------------------
                                                   2000         2001          2000          2001            2000            2001
-------------------------------------------      --------     --------      --------      --------      ----------      ----------
RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS):
Total revenue(1)...........................       $10,040      $49,894       $47,171       $84,459      $1,679,807      $1,666,678
Net income (loss)..........................      $(1,060)      $19,269      $(4,264)     $(29,920)        $431,462        $349,566
Total assets at period end (dollars in
   millions)...............................        $3,960       $5,767          $860          $992         $33,745         $35,239

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

         CASH FLOW HEDGES

         HEDGING STRATEGIES FOR VARIABLE RATE LOANS

         The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, e.g., U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument is identical. Cash flow hedging strategies include the utilization of purchased floor, cap and corridor options and interest rate swaps.

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

         The Company uses purchased interest rate caps to hedge the variable cash flows associated with 3-month LIBOR or 6-month LIBOR indexed negotiable certificates of deposits (CDs). Net payments to be received under the cap contract offset the increase in interest expense caused by the relevant LIBOR index rising above the cap's strike rate.

         Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge

NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

matches those of the loans or CDs, and the period in which the designated hedged cash flows occur is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. During the third quarter of 2001, the Company recognized a net loss of $0.1 million due to ineffectiveness, which is recognized in noninterest expense.

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

         Fair value hedging transactions are structured at inception so that the notional amounts of the swap match an associated principal amount of the Trust Preferred Securities. The interest payment dates, the expiration date, and the embedded call option of the swap match those of the Trust Preferred Securities. The ineffectiveness on the fair value hedges during the third quarter of 2001 was $0.4 million.

         OTHER

         The Company uses foreign currency forward contracts as a means of managing foreign exchange rate risk associated with assets and/or liabilities denominated in foreign currencies. The Company values the forward contracts, the assets and/or the liabilities at fair value, with the resultant gain or loss recognized in noninterest income.

NOTE 7--SUBSEQUENT EVENT

         On October 24, 2001, the Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock. The dividend will be paid on January 4, 2002 to shareholders of record as of December 7, 2001.

         As previously announced, effective November 9, 2001, the Union Bank of California branch offices in Guam and Saipan have been sold to First Hawaiian Bank. This transaction will not result in a material impact to the Company's financial position or results of operations.

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

         THERE ARE NUMEROUS RISKS AND UNCERTAINTIES THAT COULD AND WILL CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE DISCUSSED IN OUR FORWARD-LOOKING STATEMENTS. MANY OF THESE FACTORS ARE BEYOND OUR ABILITY TO CONTROL OR PREDICT AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR PROSPECTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: ADVERSE ECONOMIC CONDITIONS IN CALIFORNIA (INCLUDING PROBLEMS ARISING FROM THE CALIFORNIA ENERGY CRISIS), GLOBAL POLITICAL AND GENERAL ECONOMIC CONDITIONS RELATED TO THE TERRORIST ATTACKS ON SEPTEMBER 11, 2001 AND THEIR AFTERMATH, ADVERSE ECONOMIC CONDITIONS AFFECTING CERTAIN INDUSTRIES, FLUCTUATIONS IN INTEREST RATES, THE CONTROLLING INTEREST IN US BY THE BANK OF TOKYO-MITSUBISHI, LTD., COMPETITION IN THE BANKING INDUSTRY, RESTRICTIONS ON DIVIDENDS, ADVERSE EFFECTS OF CURRENT AND FUTURE BANKING RULES, REGULATIONS AND LEGISLATION, AND RISKS ASSOCIATED WITH VARIOUS STRATEGIES WE MAY PURSUE, INCLUDING POTENTIAL ACQUISITIONS, DIVESTITURES AND RESTRUCTURINGS. SEE ALSO THE SECTION ENTITLED "CERTAIN BUSINESS RISK FACTORS" ON PAGE 44.

INTRODUCTION

         We are a California-based, commercial bank holding company with consolidated assets of $35.2 billion at September 30, 2001. At September 30, 2001, Union Bank of California, N.A. was the third largest commercial bank in California, based on total assets and total deposits in California.

         UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A. (the Bank), was created on April 1, 1996 by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control, similar to a pooling of interests.

         In July 2000 and April 2001, we announced stock repurchase plans of $100 million each. We repurchased $69 million in common stock between July 2000 and March 2001, $25 million between April 2001 and June 2001, and $31 million between July 2001 and September 2001. As of September 30, 2001, $75 million of common stock repurchases authorized is available for repurchase. At September 30, 2001, The Bank of Tokyo-Mitsubishi, Ltd. (BTM) owned 67 percent of the UnionBanCal Corporation.

         Our interim financial information should be read in conjunction with our Form 10-K for the year ended December 31, 2000. Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

TERRORIST ATTACKS ON SEPTEMBER 11, 2001

         The terrorist attacks on the World Trade Center on September 11, 2001 have impacted everyone both in the United States and globally. The direct impact on us was felt with the presence of our Edge Act subsidiary, Union Bank of California International, Inc., which was located in one of the two World Trade Center towers. Fortunately, all 106 employees were safely evacuated. The operations of this subsidiary were immediately transferred to our operations department located in California until the New York group could once again handle their operations. No material losses related to customers or us were experienced as a result of the international operations.

         During the week that followed the attacks, our retail broker/dealer and our trust department were negatively impacted by the close of our stock exchanges. However, the amount of revenue loss during this period was not material.

         We do not have material exposure to either the airline industry or the insurance industry. We have attributed a portion of our allowance for credit losses for the impact the terrorist attacks will have on certain of our customers. It is not known yet to what extent our customers will be impacted. As information develops, further adjustments to our allowance may be necessary.

         It is management's belief that the negative impact on our third quarter earnings of the September 11, 2001 attacks was immaterial.

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


                                                                            FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                             ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                           ----------------------        ------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                2000          2001            2000            2001
-----------------------------------------------------------------------    --------      --------        --------        --------
INCOME BEFORE INCOME TAXES.............................................    $202,176      $184,880        $662,005        $521,337
   Restructuring credit................................................          --            --         (19,000)             --
   Taxable equivalent adjustment.......................................        (641)         (426)         (1,933)         (1,638)
   Income tax expense(1)...............................................     (69,959)      (59,325)       (221,451)       (170,133)
                                                                           --------      --------        --------        --------
PRO FORMA EARNINGS.....................................................    $131,576      $125,129        $419,621        $349,566
                                                                           ========      ========        ========        ========


PER COMMON SHARE, EXCLUDING RESTRUCTURING CREDIT
   Pro forma earnings (basic)..........................................    $   0.82      $   0.79        $   2.59        $   2.21
   Pro forma earnings (diluted)........................................        0.82          0.79            2.58            2.20
SELECTED FINANCIAL RATIOS, EXCLUDING RESTRUCTURING CREDIT
   Pro forma return on average assets(2)...............................        1.55%         1.43%           1.67%           1.35%
   Pro forma return on average common equity(2)........................       16.43         14.19           18.11           13.69
   Pro forma efficiency ratio(3).......................................       50.80         57.45           50.47           55.86
   Pro forma dividend payout ratio.....................................       30.49         31.65           28.96           33.94
-----------

(1) Excludes the income tax expense effect of $7.159 million in the nine months ending September 30, 2000 related to restructuring credits.

(2)      Annualized

(3) The pro forma efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (tax-equivalent) and noninterest income.

         COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001

         Reported net income was $125.1 million, or $0.79 per diluted common share, in the third quarter of 2001, compared with $131.6 million, or $0.82 per diluted common share, in the third quarter of 2000. There were no proforma earnings adjustments for the third quarters of 2000 and 2001. This decrease in reported diluted earnings per share of 4 percent below the third quarter of 2000 was due to a $26.1 million, or 6 percent, decrease in net interest income (on a taxable-equivalent basis) and a $25.7 million, or 9 percent, increase in noninterest expense, partially offset by a $30.0 million, or 38 percent, decrease in provision for credit losses, a $4.5 million, or 3 percent, increase in noninterest income, and a three percentage point decrease in the effective income tax rate. Other highlights of the third quarter of 2001 include:

         o Net interest income, on a taxable-equivalent basis, was $378.5 million in the third quarter of 2001, a decrease of $26.1 million, or 6 percent, from the third quarter of 2000. Net interest margin in the third quarter of 2001 was 4.81 percent, a decrease of 49 basis points from the third quarter of 2000 reflecting the compression caused by lower interest rates.

         o Noninterest income was $173.4 million in the third quarter of 2001, an increase of $4.5 million, or 3 percent, from the third quarter of 2000. Service charges on deposit accounts grew $9.0 million, or 17 percent, trust and investment management fees declined by $2.0 million, or 5 percent, merchant transaction processing fees increased $2.0 million, or 10 percent, and all other noninterest income, including auto lease residual writedowns of $5.0 million in the third quarter of 2000, decreased $4.4 million, or 8 percent. There were no auto lease residual writedowns in the third quarter of 2001.

         o A provision for credit losses of $50.0 million was recorded in the third quarter of 2001, compared with $80.0 million in the third quarter of 2000. This resulted from management's regular assessment of overall credit quality, loan portfolio composition, business and economic conditions in relation to the level of the allowance for credit losses. The allowance for credit losses was $629.7 million, or 142 percent of total nonaccrual loans, at September 30, 2001, compared with $525.9 million, or 186 percent of total nonaccrual loans, at September 30, 2000.

         o Noninterest expense was $317.0 million in the third quarter of 2001, an increase of $25.7 million, or 9 percent, over the third quarter of 2000. Most of this increase is attributed to higher salaries and employee benefits of $18.9 million, or 12 percent, higher software expenses of $2.4 million, or 41 percent, and higher advertising and public relations expense of $2.0 million, or 25 percent. The increase in salaries and employee benefits expense was primarily caused by a 6 percent increase in average staff levels, annual merit increases, and higher other benefits expense.

         o Income tax expense in the third quarter of 2001 was $59.3 million, a 32 percent effective income tax rate. For the third quarter of 2000, the effective income tax rate was 35 percent. The decrease in the year-over-year effective income tax rate was primarily attributed to an increase in low income housing tax credits in the third quarter of 2001.

         o Reported return on average assets decreased to 1.43 percent in the third quarter of 2001 from 1.55 percent a year earlier, and our return on average common equity decreased to 14.19 percent from
              16.43 percent a year earlier.

         o Total loans at September 30, 2001 were $25.6 billion, a decrease of $563.7 million, or 2 percent, from September 30, 2000.

         o Nonperforming assets increased $150.5 million, or 50 percent, from September 30, 2000 to $450.2 million at September 30, 2001. Nonperforming assets as a percentage of total assets increased to
              1.28 percent at September 30, 2001, compared with 0.89 percent a year earlier. Total nonaccrual loans were $444.5 million at September 30, 2001, compared with $283.0 million at

              September 30, 2000, resulting in an increase in the ratio of nonaccrual loans to total loans from 1.08 percent at September 30, 2000 to 1.74 percent at September 30, 2001.

         o Our Tier 1 and total risk-based capital ratios were 11.18 percent and 13.05 percent, respectively, at September 30, 2001, compared with 10.52 percent and 12.35 percent, respectively, at September 30, 2000. Our leverage ratio was 10.50 percent at September 30, 2001 compared with 10.47 percent at September 30, 2000.

         COMPARISON  OF NINE MONTHS ENDED  SEPTEMBER  30, 2000 AND SEPTEMBER 30,
2001

         Reported net income was $349.6 million, or $2.20 per diluted common share, in the first nine months of 2001, compared with $431.5 million, or $2.65 per diluted common share, in the first nine months of 2000. There were no pro forma net earnings adjustments for the first nine months of 2001. Pro forma income was $419.6 million, or $2.58 per diluted common share, in the first nine months of 2000, which excluded the effects of the $19.0 million of restructuring credits ($11.8 million net of tax) recorded in the first and second quarters of 2000. This decrease in pro forma diluted earnings per share of 15 percent below the first nine months of 2000 was due to a $83.2 million, or 10 percent, increase in noninterest expense, a $42.0 million, or 4 percent, decrease in net interest income (on a taxable-equivalent basis), and a $25.0 million, or 13 percent, increase in the provision for credit losses, partially offset by a $28.6 million, or 6 percent, increase in noninterest income, and a two percentage point decrease in the effective income tax rate. Other highlights of the first nine months of 2001 include:

         o Net interest income, on a taxable-equivalent basis, was $1,145.7 million in the first nine months of 2001, a decrease of $42.0 million, or 4 percent, from the first nine months of 2000. Net interest margin in the first nine months of 2001 was 4.90 percent, a decrease of 33 basis points from the first nine months of 2000 reflecting the compression caused by lower interest rates.

         o Noninterest income was $522.6 million in the first nine months of 2001, an increase of $28.6 million, or 6 percent, over the first nine months of 2000. Service charges on deposit accounts grew $27.6 million, or 18 percent, merchant transaction processing fees increased $5.9 million, or 11 percent, merchant banking fees decreased $14.0 million, or 34 percent, and all other noninterest income increased $9.1 million, or 4 percent. All other noninterest income included a $20.7 million one-time gain recognized on the exchange of our STAR System stock and auto lease residual writedowns of $28.3 million in the current year, compared with auto lease residual writedowns in the first nine months of 2000 of $17.5 million.

         o A provision for credit losses of $215.0 million was recorded in the first nine months of 2001, compared with $190.0 million in the first nine months of 2000. This resulted from management's regular assessment of overall credit quality, loan portfolio composition and business and economic conditions in relation to the level of the allowance for credit losses.

         o Noninterest expense was $932.0 million in the first nine months of 2001, an increase of $83.2 million, or 10 percent, over the first nine months of 2000, excluding the restructuring credits in the first and second quarters of 2000. Salaries and employee benefits increased $55.8 million, or 13 percent, primarily caused by a 4 percent increase in average staff levels, annual merit increases and to a $16.0 million one-time credit for an accounting methodology change in recognizing pension expense in 2000. Advertising and public relations expense increased $7.6 million, or 37 percent, mainly due to marketing efforts aimed at growing deposits, small business relationships, and the residential loan business. Software expense increased $5.8 million, or 34 percent, mainly related to the implementation of ebusiness initiatives. All other noninterest expense increased $14.1 million, or 4 percent over the same period of 2000, including the recognition of a loss of $6.2 million at adoption of Statement of Financial Accounting Standards (SFAS) No. 133 in the current year.

         o Income tax expense in the first nine months of 2001 was $170.1 million, a 33 percent effective income tax rate. For the first nine months of 2000, the effective income tax rate was 35 percent. The decrease in the year-over-year effective income tax rate was primarily attributable to an increase in low income housing tax credits in the first nine months of 2001.

         o Reported return on average assets decreased to 1.35 percent from a pro forma 1.67 percent a year earlier, and reported return on average common equity decreased to 13.69 percent from a pro forma
              18.11 percent a year earlier.

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

         The following tables reflect the condensed income statements, selected average balance sheet items and selected financial ratios for each of our primary business units. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

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

                                                        COMMUNITY BANKING
                                                         AND INVESTMENT          COMMERCIAL FINANCIAL            INTERNATIONAL
                                                         SERVICES GROUP             SERVICES GROUP               BANKING GROUP
                                                     ----------------------     ----------------------       --------------------
                                                                   AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                 2000          2001         2000          2001          2000         2001
-------------------------------------------------    --------      --------     --------      --------       -------     --------
RESULTS OF OPERATIONS:
   Net interest income...........................    $184,289      $172,501     $192,235      $166,350      $  9,102     $  8,732
   Noninterest income............................     110,473       110,287       41,194        35,107        13,469       14,019
                                                     --------      --------     --------      --------      --------     --------
   Total revenue.................................     294,762       282,788      233,429       201,457        22,571       22,751
   Noninterest expense...........................     181,101       191,871       75,104        81,974        14,040       14,006
   Credit expense................................      12,068         9,468       31,829        32,924         1,488        1,164
                                                     --------      --------     --------      --------      --------     --------
   Income before income tax expense (benefit)....     101,593        81,449      126,496        86,559         7,043        7,581
   Income tax expense (benefit)..................      38,859        31,154       45,720        28,787         2,694        2,900
                                                     --------      --------     --------      --------      --------     --------
   Net income (loss).............................    $ 62,734      $ 50,295     $ 80,776      $ 57,772      $  4,349     $  4,681
                                                     ========      ========     ========      ========      ========     ========

AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(1)................................    $  8,057      $  9,114     $ 17,051      $ 15,416      $    928     $  1,004
   Total assets..................................       8,952        10,046       18,907        17,267         1,424        1,317
   Total deposits(1).............................      13,957        14,240        6,485         7,095         1,068        1,448
FINANCIAL RATIOS:
   Return on risk adjusted capital(2)............          42%           34%          19%           13%           20%          23%
   Return on average assets(2)...................        2.79          1.99         1.70          1.33          1.21         1.41
   Efficiency ratio(3)...........................       61.44         67.85        32.17         40.69         62.20        61.56

                                                             GLOBAL                                              UNIONBANCAL
                                                          MARKETS GROUP                  OTHER                   CORPORATION
                                                     ----------------------     ----------------------       --------------------
                                                                   AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                 2000          2001         2000          2001          2000         2001
-------------------------------------------------    --------      --------     --------      --------       -------      -------
RESULTS OF OPERATIONS:
   Net interest income...........................    $  6,216      $ 13,646     $ 12,143      $ 16,862      $403,985     $378,091
   Noninterest income............................       2,865        11,902          927         2,090       168,928      173,405
                                                     --------      --------     --------      --------      --------     --------
   Total revenue.................................       9,081        25,548       13,070        18,952       572,913      551,496
   Noninterest expense...........................       3,895         4,079       17,238        25,112       291,378      317,042
   Credit expense................................          --           150       34,615         6,294        80,000       50,000
                                                     --------      --------     --------      --------      --------     --------
   Income before income tax expense (benefit)....       5,186        21,319      (38,783)      (12,454)      201,535      184,454
   Income tax expense (benefit)..................       1,984         8,155      (19,298)      (11,671)       69,959       59,325
                                                     --------      --------     --------      --------      --------     --------
   Net income (loss).............................    $  3,202      $ 13,164     $(19,485)     $   (783)     $131,576     $125,129
                                                     ========      ========     ========      ========      ========     ========

AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(1)................................    $     --      $     80     $    419      $    303      $ 26,455     $ 25,917
   Total assets..................................       3,593         5,295          814           692        33,690       34,617
   Total deposits(1).............................       3,099         2,900          793           708        25,402       26,391
FINANCIAL RATIOS:
   Return on risk adjusted capital(2)............           8%           13%          na            na            na           na
   Return on average assets(2)...................        0.35          0.99           na            na          1.55%        1.43%
   Efficiency ratio(3)...........................       42.89         15.97           na            na         50.80        57.45

-----------

(1) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2)      Annualized

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income
         (taxable-equivalent) and noninterest income.

         na=not applicable

                                                     COMMUNITY BANKING AND       COMMERCIAL FINANCIAL           INTERNATIONAL
                                                   INVESTMENT SERVICES GROUP        SERVICES GROUP             BANKING GROUP
                                                     ----------------------     ----------------------      ---------------------
                                                                   AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                 2000          2001         2000          2001          2000         2001
-------------------------------------------------    --------      --------     --------      --------      --------     --------
RESULTS OF OPERATIONS:
   Net interest income...........................    $543,308      $519,801     $556,508      $518,390      $ 25,775     $ 27,357
   Noninterest income............................     318,470       311,174      133,711       112,405        44,824       43,198
                                                     --------      --------     --------      --------      --------     --------
   Total revenue.................................     861,778       830,975      690,219       630,795        70,599       70,555
   Noninterest expense(1)........................     535,256       556,510      220,460       234,659        40,421       41,737
   Credit expense................................      36,497        32,780       89,763        99,370         5,949        3,530
                                                     --------      --------     --------      --------      --------     --------
   Income before income tax
     expense (benefit)...........................     290,025       241,685      379,996       296,766        24,229       25,288
   Income tax expense (benefit)..................     110,935        92,444      137,262       101,406         9,267        9,672
                                                     --------      --------     --------      --------      --------     --------
   Net income (loss).............................    $179,090      $149,241     $242,734      $195,360      $ 14,962     $ 15,616
                                                     ========      ========     ========      ========      ========     ========

AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(2)................................    $  8,013      $  8,776     $ 16,853      $ 15,968      $    953     $    980
   Total assets..................................       8,935         9,731       18,643        17,802         1,508        1,346
   Total deposits(2).............................      14,163        14,134        6,238         6,979           944        1,403
FINANCIAL RATIOS:
   Return on risk adjusted capital(3)............          42%           35%          21%           14%           20%          24%
   Return on average assets(3)...................        2.68          2.05         1.74          1.47          1.33         1.55
   Efficiency ratio(4)...........................       62.11         66.97        31.94         37.20         57.25        59.16

                                                                                                                UNIONBANCAL
                                                      GLOBAL MARKETS GROUP               OTHER                  CORPORATION
                                                     ----------------------     ----------------------    -----------------------
                                                                   AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                 2000          2001         2000          2001          2000         2001
-------------------------------------------------    --------      --------     --------      --------    ----------   ----------
RESULTS OF OPERATIONS:
   Net interest income.....................          $ 19,829      $ 31,696     $ 40,379      $ 46,831    $1,185,799   $1,144,075
   Noninterest income......................            (9,789)       18,198        6,792        37,628       494,008      522,603
                                                     --------      --------     --------      --------    ----------   ----------
   Total revenue...........................            10,040        49,894       47,171        84,459     1,679,807    1,666,678
   Noninterest expense(1)..................            11,756        18,540       21,842        80,533       829,735      931,979
   Credit expense..........................                --           150       57,791        79,170       190,000      215,000
                                                     --------      --------     --------      --------    ----------   ----------
   Income before income tax
     expense (benefit).....................            (1,716)       31,204      (32,462)      (75,244)      660,072      519,699
   Income tax expense (benefit)............              (656)       11,935      (28,198)      (45,324)      228,610      170,133
                                                     --------      --------     --------      --------    ----------   ----------
   Net income (loss).......................          $ (1,060)     $ 19,269     $ (4,264)     $(29,920)   $  431,462   $  349,566
                                                     ========      ========     ========      ========    ==========   ==========

AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(2)..........................          $     --      $     64     $    485      $    360    $   26,304   $   26,148
   Total assets............................             3,604         4,932          830           734        33,520       34,545
   Total deposits(2).......................             3,306         3,023          669           730        25,320       26,269
FINANCIAL RATIOS:
   Return on risk adjusted capital(3)......                (1)%           9%          na            na            na           na
   Return on average assets(3).............             (0.04)         0.52           na            na          1.72%        1.35%
   Efficiency ratio(4).....................            117.09         37.16           na            na         49.34        55.86


-----------

(1)      "Other" includes first and second quarter 2000 restructuring credits of $19.0 million ($11.8 million, net of tax).

(2) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(3)      Annualized.

(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income
         (taxable-equivalent) and noninterest income.
         na=not applicable

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

         In the third quarter of 2001, net income decreased $12.4 million, or 20 percent, compared to the prior year quarter. Total revenue decreased $12.0 million, or 4 percent, compared to a year earlier. Despite increased asset and deposit volumes, net interest income decreased $11.8 million over the prior year primarily due to the declining interest rate environment. Noninterest income was relatively flat from the prior year quarter. However, excluding auto lease residual writedowns in the prior year quarter of $5.0 million, noninterest income decreased 5 percent compared to a year earlier. Noninterest expense increased $10.8 million, or 6 percent, compared to a year earlier with the majority of that increase being attributable to higher salaries and employee benefits and an increase in advertising expense.

         In 2001, the Community Banking and Investment Services Group has been emphasizing growth in the consumer asset portfolio, expanding wealth management services, extending the small business franchise and expanding the branch network. The strategy for growing the consumer asset portfolio primarily focuses on mortgage and home equity products, originated through the branch network, as well as through wholesale, correspondent, and wholesale loan purchases. Residential loans have grown by $1.6 billion, or 52 percent, since the same period last year. The Wealth Management division is focused on becoming the preferred provider of banking and investment products for affluent individuals in geographic areas already served by us. This will be achieved through a combination of superior service, a broad product suite, an increased number of banking locations convenient to the targeted clientele and improved cross-selling programs. Our completed acquisition of Copper Mountain Trust Company is expected to enhance our growing custody and 401(k) administration businesses. Core elements of the initiative to extend our small business franchise include enhancing the sales force, increasing marketing activities, introducing new insurance and trade finance products, adding new locations, and developing online capabilities to complement physical distribution. Expansion of the distribution network will be achieved through acquisitions and de novo branching. Expansion opportunities exist in both Southern California, where we have a particularly strong presence, and Northern California.

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

         The Community Banking and Investment Services Group is comprised of four major divisions: Community Banking, Wealth Management, Institutional Services and Asset Management, and Government and Not-For-Profit Markets.

         COMMUNITY BANKING serves over one million consumer households and businesses through its 244 full-service branches in California, 6 full-service branches in Oregon and Washington, and its network of 458 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our Bank@Home product at www.UBOC.com. In addition, the division offers automated teller and point-of-sale debit services through our membership in the STAR System, the largest shared ATM network in the Western United States.

         This division is organized by service delivery method, by markets and by geography. We serve our customers in the following ways:

         o through community banking branches, which serve consumers and businesses with checking and deposit services, as well as various types of consumer financing;

         o through on-line access to our internet banking services, which augment our physical delivery channels by providing a wide array of customer transaction, bill payment and loan payment services;

         o through business banking centers, which serve businesses with sales up to $5 million; and

         o   through   in-store   branches,   which  also  serve  consumers  and
             businesses.

         WEALTH MANAGEMENT provides private banking services to our affluent clientele as well as brokerage products and services.

         o The Private Bank focuses primarily on delivering integrated and customized financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms. Specific products and services include trust and estate services, investment account management services, and customized deposit and credit products. The Private Bank's strategy is to expand its business by leveraging existing Bank client relationships, increasing its geographic market coverage and the breadth of its products and services. Through 12 existing locations, the Private Bank relationship managers offer all of our available products and services.

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

         o The group, which primarily focuses on local, state, and federal agencies, includes an expanding product offering to the Native American government market. Niche markets have been developed that service colleges, universities, trade associations, cultural institutions, and religious non-profit organizations. The group's strategy is to expand its market presence by continuing delivery of innovative cash management products, broadening internet based technology solutions, and expanding lending capabilities to tax-exempt clients.

         Through alliances with other financial institutions, the Community Banking and Investment Services Group offers additional products and services, such as credit cards, leasing, and asset-based and leveraged financing.

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

         COMMERCIAL FINANCIAL SERVICES GROUP

         The Commercial Financial Services Group offers customized financing and cash management services to middle market and large corporate businesses primarily headquartered in the western United States. The Commercial Financial Services Group focuses on customer segmentation, allowing the group to provide specialized financing expertise to specific geographic markets and industry segments such as Energy, Entertainment, Real Estate and Retail. Relationship managers and credit executives in the Commercial Financial Services Group provide credit services including commercial loans, accounts receivable and inventory financing, project financing, lease financing, trade financing and real estate financing. In addition to credit services, the group offers its customers access to high quality cash management services delivered through specialized deposit managers with extensive experience in cash management solutions for businesses.

         In the third quarter of 2001, net income decreased $23.0 million, or 28 percent, compared to the prior year quarter. Net interest income decreased $25.9 million primarily due to lower asset volume and the declining rate environment. Noninterest income decreased $6.1 million partly due to the gains from venture capital investments in the prior year coupled with losses sustained in 2001 in the Private Capital Portfolio. Excluding gains and losses from both periods, the Commercial Financial Services Group showed a 10 percent growth in noninterest income. Noninterest expense increased $6.9 million, or 9 percent, compared to a year earlier due to higher expenses to support increased product sales and deposit volume. Credit expense increased $1.1 million as a result of higher risk assets in the portfolio.

         The group's initiatives during 2001 include expanding wholesale deposit activities, increasing domestic trade financing and expanding the item processing business. Loan growth strategies include originating, underwriting and syndicating loans in core competency markets, such as the California middle market, commercial real estate, energy, entertainment, equipment leasing and commercial finance. The Commercial Financial Services Group operates a strong processing business, including services such as check processing, front-end item processing, cash vault services and digital imaging. Opportunities for outsourcing these capabilities for correspondent banks, and credit unions are significant. In the processing business, Commercial Financial Services Group
intends  to  build  new  capabilities,   in  addition  to  leveraging
existing capabilities. Some new initiatives underway include cash management products with internet delivery, check truncation at point-of-sale, digital certificates and e-bill payment and presentment. The combination of expanded products and an emphasis on core competencies are expected to contribute to strong earnings growth.

         The Commercial Financial Services Group is comprised of the following business units:

         o   the   Commercial   Banking   Division,   which  serves   California
             middle-market  and  large  corporate   companies  with  traditional
             commercial lending, trade financing, and asset based loans;

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

         o   the  Communications,   Media  and  Entertainment  Division,   which
             provides custom financing to middle market and large corporate clients in their defined industries.

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

         In the third quarter of 2001, net income increased $0.3 million, or 8 percent, compared to the prior year quarter. Total revenue was slightly higher compared to third quarter 2000. However, lower portfolio exposure and a $0.3 million reduction in credit expense compared to the prior year contributed to the group's overall increase in net income. The nature of the International Banking Group business revolves around short-term, trade financing and service-related income, which tends to result in significantly lower credit risk when compared to other long-term lending activities.

         The group has a long and  stable  history  of  providing  correspondent banking and trade-related products and services to international financial institutions. The group continues to be a market leader, achieving strong customer loyalty in the Asia Pacific correspondent banking market by providing high quality products and services at competitive prices. The International Banking Group head office is located in San Francisco with branches in Tokyo, Taipei, Seoul, Manila and Hong Kong. In addition, the group maintains representative offices in other parts of Asia and Latin America and an international banking subsidiary in New York.

         GLOBAL MARKETS GROUP

         The Global Markets Group conducts business activities primarily to support the previously described business groups and their customers. This group offers a broad range of risk management products, such as foreign exchange and interest rate swaps and caps. It trades money market, government, agency and other securities to meet investment needs of institutional and business clients of the Company. Another primary area of the group is treasury risk management for the Company that encompasses wholesale funding, liquidity management, interest rate risk management including securities portfolio management and hedging activities.

         In the third quarter of 2001, net income increased $10.0 million, or 311 percent, compared to the prior year quarter. Total revenue increased $16.5 million, or 181 percent, compared to a year earlier primarily resulting from a 120 percent increase in net interest income and a 315 percent increase in noninterest income. Net interest income increased $7.4 million compared to the prior year mainly due to an increase in hedge income that offsets our asset sensitivity in a declining rate environment and growth in earning assets as part of our asset/liability management strategy. Noninterest income increased $9.0 million compared to the prior year mainly due to current year gains on the sale of securities in our securities available for sale portfolio as part of our asset/liability management strategy and current year mark-to-market gains on our trading securities portfolio. Noninterest expense was relatively flat from the prior year.

         OTHER

         "Other" includes the following items:

         o corporate activities that are not directly attributable to one of the four major business units. Included in this category are goodwill amortization and certain other nonrecurring items such as restructuring charges and credits, merger and integration expense, certain parent company non-bank subsidiaries, and the elimination of the fully taxable-equivalent amounts;

         o the adjustment between the credit expense under RAROC and the provision for credit losses under US GAAP and earnings associated with unallocated equity capital;

         o   the  Credit  Management   Group,   containing  the  Special  Assets
             Division, which includes most of the $299.8 million and $450.2 million of nonperforming assets for 2000 and 2001, respectively;

         o the Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered outside the U.S., mostly in Japan; and

         o   the residual costs of support groups.

         Net loss for "other" in the third quarter of 2001 was $0.8 million. The results were impacted by the following factors:

         o Credit expense of $6.3 million due to the difference between the $50.0 million in provision for credit losses calculated under our US GAAP methodology and the $43.7 million in expected losses for the reportable business segments, which utilizes the RAROC methodology,

         o Net interest income of $16.9 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by the consolidated Company, and a credit for demand deposits in the Pacific Rim Corporate Group,

         o   Noninterest income of $2.1 million, and

         o   Noninterest expense of $25.1 million.

         Net loss for "other" in the third quarter of 2000 was $19.5 million. The results were impacted by the following factors:

         o Net interest income of $12.1 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by the consolidated Company,

         o Credit expense of $34.6 million due to the difference between the $80.0 million in provision for credit losses calculated under our US GAAP methodology and the $45.4 million in expected losses for the reportable business segments, which utilizes the RAROC methodology, and

         o   Noninterest expense of $17.2 million.

NET INTEREST INCOME

         The following tables show the major components of net interest income and net interest margin.



                                                                    FOR THE THREE MONTHS ENDED
                                          -------------------------------------------------------------------------------------
                                                 SEPTEMBER 30, 2000                             SEPTEMBER 30, 2001
                                          --------------------------------------     ------------------------------------------
                                                           INTEREST      AVERAGE                      INTEREST         AVERAGE
                                            AVERAGE         INCOME/      YIELD/        AVERAGE        INCOME/          YIELD/
(DOLLARS IN THOUSANDS)                      BALANCE       EXPENSE (1)     RATE(1)      BALANCE         EXPENSE (1)     RATE (1)
----------------------                    -----------     -----------    --------    -----------      ------------     --------

ASSETS
Loans:
   Domestic..........................     $25,440,873       $559,071       8.74%     $24,825,234       $442,062         7.08%
   Foreign...........................       1,014,102         17,568       6.89        1,091,866         13,451         4.89
Securities--taxable..................       3,349,476         54,602       6.52        4,853,629         75,728         6.24
Securities--tax-exempt...............          67,962          1,643       9.68           42,501          1,475        13.88
Interest bearing deposits in banks...         174,526          2,775       6.32           61,074            622         4.04
Federal funds sold and securities
   purchased under resale agreements.          74,158          1,263       6.77          164,876          1,398         3.36
Trading account assets...............         278,049          4,200       6.01          303,879          1,691         2.21
                                          -----------       --------                 -----------       --------
        Total earning assets.........      30,399,146        641,122       8.40       31,343,059        536,427         6.81
                                                            --------                                   --------
Allowance for credit losses..........        (521,989)                                  (639,736)
Cash and due from banks..............       2,109,093                                  2,191,527
Premises and equipment, net..........         428,854                                    489,181
Other assets.........................       1,274,966                                  1,232,909
                                          -----------                                -----------
        Total assets.................     $33,690,070                                $34,616,940
                                          ===========                                ===========

LIABILITIES
Domestic deposits:
   Interest bearing..................     $ 5,977,345       $ 41,506       2.76       $5,941,131       $ 33,509         2.24
   Savings and consumer time.........       3,381,638         30,969       3.64        3,481,091         26,605         3.03
   Large time........................       4,602,394         71,931       6.22        4,346,272         45,737         4.18
Foreign deposits.....................       1,764,375         25,506       5.75        1,986,119         15,954         3.19
                                          -----------       --------                 -----------       --------
        Total interest bearing
           deposits..................      15,725,752        169,912       4.30       15,754,613        121,805         3.07
                                          -----------       --------                 -----------       --------
Federal funds purchased and
   securities sold under repurchase
   agreements........................       1,644,888         26,994       6.53        1,413,866         12,265         3.44
Commercial paper.....................       1,595,462         26,072       6.50        1,330,949         11,844         3.53
Other borrowed funds.................         243,854          3,044       4.97          404,629          4,914         4.82
Subordinated capital notes...........         226,630          4,060       7.13          200,000          2,142         4.25
UnionBanCal Corporation--obligated
   mandatorily redeemable preferred
   securities of subsidiary grantor
   trust.............................         350,000          6,414       7.32          352,363          4,940         5.62
                                          -----------       --------                 -----------       --------
        Total borrowed funds.........       4,060,834         66,584       6.53        3,701,807         36,105         3.87
                                          -----------       --------                 -----------       --------
        Total interest bearing
           liabilities...............      19,786,586        236,496       4.76       19,456,420        157,910         3.22
                                                            --------                                   --------
Noninterest bearing deposits.........       9,676,284                                 10,636,680
Other liabilities....................       1,042,033                                  1,026,176
                                          -----------                                -----------
        Total liabilities............      30,504,903                                 31,119,276
SHAREHOLDERS' EQUITY
Common equity........................       3,185,167                                  3,497,664
                                          -----------                                -----------
        Total shareholders' equity...       3,185,167                                  3,497,664
                                          -----------                                -----------
        Total liabilities and
           shareholders' equity......     $33,690,070                                $34,616,940
                                          ===========                                ===========

Net interest income/margin
   (taxable-equivalent basis)........                        404,626       5.30%                        378,517         4.81%
Less: taxable-equivalent adjustment..                            641                                        426
                                                            --------                                   --------
        Net interest income..........                       $403,985                                   $378,091
                                                            ========                                   ========

__________________

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




                                                                    FOR THE NINE MONTHS ENDED
                                          -------------------------------------------------------------------------------------
                                                 SEPTEMBER 30, 2000                             SEPTEMBER 30, 2001
                                          --------------------------------------     ------------------------------------------
                                                           INTEREST      AVERAGE                      INTEREST         AVERAGE
                                            AVERAGE         INCOME/      YIELD/        AVERAGE        INCOME/          YIELD/
(DOLLARS IN THOUSANDS)                      BALANCE       EXPENSE (1)     RATE(1)      BALANCE         EXPENSE (1)     RATE (1)
----------------------                    -----------     -----------    --------    -----------      ------------     --------

ASSETS
Loans:
   Domestic...................            $25,248,387      $1,622,722        8.59%   $25,093,475       $1,433,167        7.63%
   Foreign....................              1,055,534          53,386        6.76      1,054,397           45,873        5.82
Securities--taxable............             3,290,918         159,204        6.45      4,477,761          212,030        6.31
Securities--tax-exempt.........                69,078           5,134        9.91         57,943            4,731       10.89
Interest bearing deposits in
   banks......................                193,050           7,522        5.20         68,631            2,249        4.38
Federal funds sold and
   securities purchased under
   resale agreements..........                137,987           6,364        6.16        142,965            4,585        4.29
Trading account assets........                272,626          12,281        6.02        333,906            6,817        2.73
                                          -----------      ----------                -----------       ----------
        Total earning assets..             30,267,580       1,866,613        8.23     31,229,078        1,709,452        7.31
                                                           ----------                                  ----------
Allowance for credit losses...               (500,137)                                  (635,230)
Cash and due from banks.......              2,111,443                                  2,204,603
Premises and equipment, net...                425,880                                    484,682
Other assets..................              1,215,413                                  1,262,310
                                          -----------                                -----------
        Total assets..........            $33,520,179                                $34,545,443
                                          ===========                                ===========

LIABILITIES
Domestic deposits:
   Interest bearing...........            $ 5,942,695       $ 117,648        2.64    $ 5,999,738       $  110,321        2.46
   Savings and consumer time..              3,395,513          89,318        3.51      3,394,569           84,878        3.34
   Large time.................              4,581,849         203,659        5.94      4,600,627          171,195        4.98
Foreign deposits..............              1,869,177          76,872        5.49      1,985,523           60,944        4.10
                                          -----------      ----------                -----------       ----------
        Total interest bearing
           deposits...........             15,789,234         487,497        4.12     15,980,457          427,338        3.58
                                          -----------      ----------                -----------       ----------
Federal funds purchased and
   securities sold under
   repurchase agreements......              1,573,315          72,383        6.15      1,419,912           48,687        4.58
Commercial paper..............              1,539,749          71,004        6.16      1,383,999           46,882        4.53
Other borrowed funds..........                366,568          14,212        5.18        456,195           16,630        4.87
Subordinated capital notes....                274,036          13,997        6.82        200,000            7,873        5.26
UnionBanCal
   Corporation--obligated
   mandatorily redeemable
   preferred securities of
   subsidiary grantor trust...                350,000          19,788        7.53        352,215           16,329        6.18
                                          -----------      ----------                -----------       ----------
        Total borrowed funds..              4,103,668         191,384        6.23      3,812,321          136,401        4.78
                                          -----------      ----------                -----------       ----------
        Total interest bearing
           liabilities........             19,892,902         678,881        4.56     19,792,778          563,739        3.81
                                                           ----------                                  ----------
Noninterest bearing deposits..              9,530,873                                 10,288,593
Other liabilities.............              1,001,029                                  1,049,511
                                          -----------                                -----------
        Total liabilities.....             30,424,804                                 31,130,882
SHAREHOLDERS' EQUITY
Common equity.................              3,095,375                                  3,414,561
                                          -----------                                -----------
        Total shareholders'
           equity.............              3,095,375                                  3,414,561
                                          -----------                                -----------
        Total liabilities and
           shareholders' equity           $33,520,179                                $34,545,443
                                          ===========                                ===========


Net interest income/margin
   (taxable-equivalent basis).                              1,187,732        5.23%                      1,145,713        4.90%
Less: taxable-equivalent
   adjustment.................                                  1,933                                       1,638
                                                           ----------                                  ----------
        Net interest income...                             $1,185,799                                  $1,144,075
                                                           ==========                                  ==========

__________________

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



         Net interest income is interest earned on loans and securities less interest expense on deposit accounts and borrowings. Primary factors affecting the level of net interest income include the margin between the yield earned on interest earning assets and the rate paid on interest bearing liabilities, as well as the volume and composition of average interest earning assets and average interest bearing liabilities.

         THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001

         Net interest income, on a taxable-equivalent basis, was $378.5 million in the third quarter of 2001, compared with $404.6 million in the third quarter of 2000. This decrease of $26.1 million, or 6 percent, was attributable primarily to a lower net interest margin which was unfavorably impacted by the declining interest rate environment and a strategic shift in our loan portfolio to increase the mix of less volatile residential real estate loans. The declining interest environment contributed to lower yields on loans and other interest earning assets, which was only partially offset by lower rates on deposits, which have not repriced as rapidly as our interest-sensitive assets. The lower interest rate environment resulted in lower yields on average earning assets of 159 basis points, coupled with lower rates paid on average interest bearing liabilities of 154 basis points. The net interest margin decreased 49 basis points to 4.81 percent.

         Average earning assets were $31.3 billion in the third quarter of 2001, compared with $30.4 billion in the third quarter of 2000. This growth was attributable to a $1.5 billion, or 43 percent, increase in average securities. The increase in average securities, which was comprised primarily of fixed rate available for sale securities, reflected liquidity and interest rate risk management actions. Although average loans were slightly lower by $537.9 million, or 2 percent, over the third quarter of 2000, the loan mix has substantially changed. The decrease in average loans was mostly due to a $1.9 billion decrease in average commercial loans, mostly offset by an increase in average residential mortgages of $1.6 billion, both of which resulted from a strategic portfolio shift from more volatile commercial loans. In addition, average real estate construction loans increased $220.3 million, average consumer loans decreased $340.4 million, average lease financing decreased $139.2 million, and average commercial mortgages decreased $14.7 million.

         Average noninterest bearing deposits of $10.6 billion were $960.4 million, or 10 percent, higher over the third quarter of 2000.

         NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001

         Net interest income, on a taxable-equivalent basis, was $1,145.7 million in the first nine months of 2001, compared with $1,187.7 million in the first nine months of 2000. This decrease of $42.0 million, or 4 percent, was attributable primarily to a lower net interest margin, which was unfavorably impacted by the declining interest rate environment and a strategic shift in our loan portfolio to increase the mix of less volatile, yet lower yielding residential real estate loans. The declining interest environment contributed to lower yields on loans and other interest bearing assets and lower rates on most interest bearing liabilities; however, we continued to experience slightly higher rates on interest bearing core deposits, which have not repriced as rapidly as our interest-sensitive assets mainly due to increased competitive pricing on these products. The overall lower interest rate environment resulted in lower yields on average earning assets of 92 basis points, coupled with lower rates paid on average interest bearing liabilities of 75 basis points. The net interest margin decreased 33 basis points to 4.90 percent.

         Average earning assets were $31.2 billion in the first nine months of 2001, compared with $30.3 billion in the first nine months of 2000. This growth was attributable to a $1.2 billion, or 35 percent, increase in average securities. The increase in average securities, which was comprised primarily of fixed rate available for sale securities, reflected liquidity and interest rate risk management actions. Although average loans were relatively flat over the first nine months of 2000, the loan mix has substantially changed. Average residential mortgages were higher by $1.2 billion and commercial loans were lower by $1.1 billion, both of which resulted from a strategic portfolio shift from more volatile commercial loans. In addition, average real estate construction loans increased $241.2 million, average consumer loans decreased $293.7 million, average commercial mortgages decreased $115.8 million, and average lease financing decreased $83.6 million.

         Average noninterest bearing deposits were $757.7 million, or 8 percent, higher over the first nine months of 2000.


NONINTEREST INCOME



                                       FOR THE THREE MONTHS ENDED                            FOR THE NINE MONTHS ENDED
                                -------------------------------------------       -------------------------------------------
                                SEPTEMBER 30,     SEPTEMBER 30,     PERCENT       SEPTEMBER 30,     SEPTEMBER 30,     PERCENT
(DOLLARS IN THOUSANDS)                   2000              2001      CHANGE                2000              2001      CHANGE
------------------------        -------------     -------------     -------       -------------     -------------     -------

Service charges on
   deposit accounts....               $53,779          $ 62,742       16.67%           $153,987         $181,614        17.94%
Trust and investment
   management fees.....                39,975            37,965       (5.03)            116,163          116,880         0.62
Merchant transaction
   processing fees.....                19,354            21,315       10.13              54,887           60,814        10.80
International
   commissions and fees                18,012            18,053        0.23              53,463           53,288        (0.33)
Brokerage commissions
   and fees............                 8,616             8,786        1.97              27,309           26,764        (2.00)
Merchant banking fees..                15,353             7,742      (49.57)             40,681           26,671       (34.44)
Gain on exchange of STAR
   System stock........                    --                --          --                  --           20,700           nm
Securities gains
   (losses), net.......                 3,104           (1,699)     (154.74)              8,804            4,318       (50.95)
Other..................                10,735            18,501       72.34              38,714           31,554       (18.49)
                                     --------          --------                        --------         --------
Total noninterest income             $168,928          $173,405        2.65%           $494,008         $522,603         5.79%
                                     ========          ========                        ========         ========

__________________

nm       = not meaningful



         THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001

         In the third quarter of 2001, noninterest income was $173.4 million, an increase of $4.5 million, or 3 percent, over the same period in 2000. This increase was primarily attributed to a $9.0 million increase in service charges on deposit accounts, no auto lease residual writedowns in the third quarter of 2001 compared to $5.0 million in the third quarter of 2000, and a $2.0 million increase in merchant transaction processing fees, partially offset by a $7.6 million decrease in merchant banking fees and a $2.0 million decrease in trust and investment management fees. Securities gains, net decreased $4.8 million.

         Revenue from service charges on deposit accounts was $62.7 million, an increase of 17 percent over the third quarter of 2000. The increase was primarily attributable to a 4 percent increase in average deposits and lower earnings credits on customer deposit balances.

         Trust and investment management fees were $38.0 million for third quarter 2001, a decrease of 5 percent over the same prior year period. The decrease was primarily attributed to current market conditions and their impact on transaction and asset-based fees. In addition, the current quarter includes incremental revenue of $1.8 million resulting from the acquisition of Copper Mountain Trust Company, which occurred on January 31, 2001.

         Merchant transaction processing fees were $21.3 million, an increase of 10 percent over the third quarter of 2000. The increase was primarily due to an increase in the volume of merchant credit card drafts.

         Merchant banking fees were $7.7 million, a decrease of 50 percent from third quarter 2000. The decrease was primarily due to lower demand for syndication and investment banking activities as a result of current market conditions.

         Securities losses, net, were $1.7 million, compared with securities gains, net, of $3.1 million in the third quarter of 2000. In the prior year quarter, we had realized gains of $3.1 million, which were primarily related to various venture capital and equities investments. In the current year, we had permanent writedowns of $9.5 million on venture capital and equities investments, partially offset by realized gains of $7.5 million on the sale of securities in our securities available for sale portfolio as part of our asset/liability management strategy and realized gains of $0.3 million on venture capital and equity investments.

         NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001

         In the first nine months of 2001, noninterest income was $522.6 million, an increase of $28.6 million, or 6 percent, over the same period in 2000. This increase was primarily due to a $27.6 million increase in service charges on deposit accounts, a $20.7 million gain recognized when our stock holding in STAR System was exchanged for Concord EFS stock, and a $5.9 million increase in merchant transaction processing fees, partially offset by a $14.0 million decrease in merchant banking fees, higher auto lease residual writedowns of $10.8 million in the current year, and a $4.1 million gain on the sale of a building in the prior year. In addition, securities gains, net were 51 percent, or $4.5 million, lower than the first nine months of 2000.

         Revenue from service charges on deposit accounts was $181.6 million, an increase of 18 percent over the first nine months of 2000. The increase was primarily attributable to a 4 percent increase in average deposits, lower earnings credits on customer deposit balances, and higher overdraft fees due to a change in fee structures in 2000.

         Trust and investment management fees were $116.9 million for the first nine months of 2001, an increase of 1 percent over the same prior year period. This growth is attributable to $4.4 million in incremental revenue resulting from the acquisition of Copper Mountain Trust Company, which occurred on January 31, 2001. Excluding Copper Mountain Trust Company, fees from pre-existing businesses were lower year-over-year primarily due to current market conditions and their impact on transaction and asset-based fees.

         Merchant transaction processing fees were $60.8 million, an increase of 11 percent over the first nine months of 2000. The increase was primarily due to an increase in the volume of merchant credit card drafts.

         Merchant banking fees were $26.7 million, a decrease of 34 percent from the first nine months of 2000. The decrease was primarily due to lower demand for syndication and investment banking activities as a result of current market conditions.

         Securities gains, net, were $4.3 million, a decrease of 51 percent over the first nine months of 2000. In the current year, we had realized gains of $23.9 million including gains of $9.7 million on the securities in our securities available for sale portfolio as part of our asset/liability management strategy, a $9.5 million gain on the sale of our Concord EFS stock, and $4.6 million in realized gains, net, on venture capital and equity investments, which were partially offset by permanent writedowns on venture capital and equity investments of $19.6 million.




NONINTEREST EXPENSE



                                       FOR THE THREE MONTHS ENDED                            FOR THE NINE MONTHS ENDED
                                 ---------------------------------------------       -----------------------------------------------
                                 SEPTEMBER 30,        SEPTEMBER 30,    PERCENT       SEPTEMBER 30,        SEPTEMBER 30,     PERCENT
(DOLLARS IN THOUSANDS)                    2000                 2001     CHANGE                2000                 2001      CHANGE
------------------------         -------------        -------------    -------       -------------        -------------     -------

Salaries and other
   compensation.........              $130,085             $140,147      7.73%            $387,411             $408,413        5.42%
Employee benefits.......                22,142               31,025      40.12              57,072               91,830       60.90
                                      --------             --------                       --------             --------
   Salaries and employee
      benefits..........               152,227              171,172      12.45             444,483              500,243       12.54
Net occupancy...........                24,664               23,779     (3.59)              69,358               70,375        1.47
Equipment...............                15,702               16,985       8.17              47,706               48,252        1.14
Merchant transaction
   processing...........                12,784               13,324       4.22              37,144               39,687        6.85
Communications..........                11,736               13,074      11.40              33,048               36,582       10.69
Professional services...                10,760                9,982     (7.23)              29,278               29,155       (0.42)
Advertising and public
   relations............                 8,042               10,084      25.39              20,546               28,134       36.93
Data processing.........                 8,577                8,885       3.59              26,199               26,935        2.81
Software................                 5,850                8,250      41.03              16,831               22,614       34.36
Intangible asset
   amortization.........                 3,338                3,635       8.90              10,014               10,806        7.91
Foreclosed asset expense
   (income).............                  (14)                 (60)     328.57                   7                    1      (85.71)
Restructuring credit....                    --                   --         --            (19,000)                   --     (100.00)
Other...................                37,712               37,932       0.58             114,121              119,195        4.45
                                      --------             --------                       --------             --------
      Total noninterest
        expense.........              $291,378             $317,042      8.81%            $829,735             $931,979      12.32%
                                      ========             ========                       ========             ========



         THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001

         In the third quarter of 2001, noninterest expense was $317.0 million, an increase of $25.7 million, or 9 percent, over the same period in 2000. This increase was mostly due to an $18.9 million increase in salaries and employee benefits, a $2.4 million increase in software expense, and a $2.0 million increase in advertising and public relations expense.

         Salaries and employee benefits were $171.2 million, an increase of 12 percent over the third quarter of 2000. This increase was primarily due to an increase in salaries and employee benefits necessary to achieve our strategic goals to expand key businesses, annual merit increases, and an increase in health insurance expense partially due to lower company owned life insurance
(COLI) income of $2.9 million in the current quarter.

         Advertising and public relations expense was $10.1 million, an increase of 25 percent, over the third quarter of 2000 primarily attributable to higher marketing expenditures on programs targeted toward increasing growth in deposits, small business relationships, and residential mortgages.

         Software expense was $8.3 million, an increase of 41 percent, over the third quarter of 2000 primarily from higher software amortization and software maintenance contract expenses related to the implementation of ebusiness initiatives.

         NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001

         In the first nine months of 2001, excluding the first and second quarter 2000 restructuring credits, noninterest expense was $932.0 million, an increase of $83.2 million, or 10 percent, over the same period in 2000. This increase was mostly due to a $55.8 million increase in salaries and employee benefits, a $7.6 million increase in advertising and public relations expense, a $5.8 million increase in software expense, and a $14.1 million increase in all other noninterest expenses.

         Salaries and employee benefits were $500.2 million, an increase of 13 percent over the first nine months of 2000. This increase was primarily due to a one-time credit for an accounting methodology change in recognizing pension expense of $16.0 million in the first quarter of 2000, an increase in salaries and employee benefits necessary to achieve our strategic goals to expand key businesses, annual merit increases, and higher health insurance expenses partially due to lower COLI income in the current year.

         Advertising and public relations expense was $28.1 million, an increase of 37 percent over the first nine months of 2000 primarily attributable to higher marketing expenditures on programs targeted toward increasing growth in deposits, small business relationships, and residential mortgages.

         Software expense was $22.6 million, an increase of 34 percent, over the third quarter of 2000 primarily from higher software amortization and software maintenance contract expenses related to the implementation of ebusiness initiatives.

         All other noninterest expense was $381.0 million, an increase of 4 percent over the first nine months of 2000 due to the recognition of a loss of $6.2 million at adoption of Statement of Financial Accounting Standards (SFAS) No. 133, higher operating losses of $4.4 million including higher legal settlements and forgery losses in the first nine months of 2001, and higher derivative-related expenses of $3.6 million due to changes in the value of a portion of the interest rate options that are excluded from hedge accounting under SFAS No. 133.

INCOME TAX EXPENSE

         Income tax expense in the third quarter of 2001 was $59.3 million, a 32 percent effective income tax rate. For the third quarter of 2000, the effective income tax rate was 35 percent.

         Income tax expense in the first nine months of 2001 was $170.1 million, a 33 percent effective income tax rate. For the first nine months of 2000, the effective income tax rate was 35 percent.

         The decrease in the year-over-year effective income tax rates for the third quarter and first nine months of the year was primarily attributed to an increase in low income housing tax credits in the first nine months of 2001.

LOANS

         The following table shows loans outstanding by loan type.



                                                                                                       PERCENT CHANGE TO
                                                                                                   SEPTEMBER 30, 2001 FROM:
                                      SEPTEMBER 30,       DECEMBER 31,       SEPTEMBER 30,         SEPTEMBER 30,       DECEMBER 31,
(DOLLARS IN THOUSANDS)                     2000               2000               2001                  2000                2000
----------------------------          -------------       ------------       -------------         -------------       ------------

Domestic:
   Commercial, financial and
      industrial............            $14,207,319        $13,748,838         $12,227,368                (13.94)%          (11.07)%
   Construction.............                944,263            939,302           1,119,854                 18.60             19.22
   Mortgage:
      Residential...........              2,984,627          3,294,485           4,537,854                 52.04             37.74
      Commercial............              3,373,801          3,348,252           3,434,037                  1.79              2.56
                                        -----------        -----------         -----------
        Total mortgage......              6,358,428          6,642,737           7,971,891                 25.38             20.01
   Consumer:
      Installment...........              1,752,292          1,655,676           1,326,056                (24.32)           (19.91)
      Home equity...........                736,835            755,053             810,188                  9.96              7.30
                                        -----------        -----------         -----------
        Total consumer......              2,489,127          2,410,729           2,136,244                (14.18)           (11.39)
   Lease financing..........              1,148,314          1,134,440             981,290                (14.55)           (13.50)
                                        -----------        -----------         -----------
        Total loans in domestic
          offices...........             25,147,451         24,876,046          24,436,647                 (2.83)            (1.77)
Loans originated in foreign
   branches.................              1,010,488          1,134,352           1,157,642                 14.56              2.05
                                        -----------        -----------         -----------
        Total loans.........            $26,157,939        $26,010,398         $25,594,289                 (2.15)%           (1.60)%
                                        ===========        ===========         ===========


         Our lending activities are predominantly domestic, with such loans comprising 95 percent of the total loan portfolio at September 30, 2001. Total loans at September 30, 2001 were $25.6 billion, a decrease of 2 percent, over the prior year. The decrease was mainly attributable to a decline in the commercial, financial and industrial loan portfolio, which decreased $2.0 billion, partially offset by the residential mortgage portfolio, which increased $1.6 billion. In addition, the construction loan portfolio increased $175.6 million, the commercial mortgage portfolio increased $60.2 million, the consumer loan portfolio decreased $352.9 million, and the lease financing portfolio decreased $167.0 million.

         Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are extended principally to corporations, middle market businesses, and small businesses, with no industry concentration exceeding 10 percent of total commercial, financial and industrial loans. At September 30, 2001 and 2000, the commercial, financial and industrial loan portfolio was $12.2 billion, or 48 percent of total loans, and $14.2 billion, or 54 percent of total loans, respectively. The decrease of $2.0 billion, or 14 percent, from the prior year was primarily attributable to loan sales and reductions in our exposures in nonrelationship syndicated loans. The nonrelationship syndicated loan portfolio, which comprises an estimated $1.1 billion of our total commercial, financial, and industrial loans, has caused a disproportionate share of our credit problems. The reduction in commercial, financial, and industrial loans is consistent with our strategy to reduce our exposure in more volatile commercial loans and increase the percentage of more stable residential mortgages.

         The construction loan portfolio totaled $1.1 billion, or 4 percent of total loans, at September 30, 2001, compared with $944.3 million, or 4 percent of total loans, at September 30, 2000. This growth of $175.6 million, or 19 percent, from the prior year was primarily attributable to a reasonably stable, but slowing, California real estate market and West Coast economy during 2001.

         Commercial mortgages were $3.4 billion, or 13 percent of total loans, at September 30, 2001 and September 30, 2000. The commercial mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. The increase in commercial mortgages of $60.2 million, or 2 percent, from September 30, 2000, was also primarily due to a reasonably stable, but slowing, California real estate market and West Coast economy during 2001.

         Residential mortgages were $4.5 billion, or 18 percent of total loans, at September 30, 2001, compared with $3.0 billion, or 11 percent of total loans, at September 30, 2000. The residential mortgage portfolio consists of residential loans secured by one-to-four family residential properties primarily in California. The increase in residential mortgages of $1.6 billion, or 52 percent, from September 30, 2000, was influenced by our strategic decision to increase our residential mortgage portfolio through additional channels such as wholesale and correspondent, and to a lesser extent, the bulk whole loan purchase channel.

         Consumer loans totaled $2.1 billion, or 8 percent of total loans, at September 30, 2001, compared with $2.5 billion, or 10 percent of total loans, at September 30, 2000. The decrease of $352.9 million, or 14 percent, was primarily attributable to exiting the automobile dealer lending business in the third quarter of 2000, partially offset by an increase in home equity loans.

         Lease financing totaled $1.0 billion, or 4 percent of total loans, at September 30, 2001, compared with $1.1 billion, or 4 percent of total loans, at September 30, 2000. As we previously announced, effective April 20, 2001, we discontinued our auto leasing activity.

         Loans originated in foreign branches totaled $1.2 billion, or 5 percent of total loans, at September 30, 2001 and $1.0 billion, or 4 percent of total loans, at September 30, 2000.

CROSS-BORDER OUTSTANDINGS

         Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of September 30, 2000, December 31, 2000 and September 30, 2001 for each country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. For those individual countries shown in the table below, we do not have significant local currency outstandings that are not hedged or are not funded by local currency borrowings.


                                                                                       PUBLIC        CORPORATIONS
                                                                      FINANCIAL        SECTOR          AND OTHER            TOTAL
(DOLLARS IN MILLIONS)                                               INSTITUTIONS      ENTITIES         BORROWERS        OUTSTANDINGS
------------------------------------------------------------        ------------      --------       ------------       ------------

September 30, 2000
Korea.......................................................                $332           $--                $34               $366
December 31, 2000
Korea.......................................................                 507            --                 46                553
September 30, 2001
Korea.......................................................                 470            --                  5                475



PROVISION FOR CREDIT LOSSES

         We recorded a $50.0 million provision for credit losses in the third quarter of 2001, compared with a $80.0 million provision for credit losses in the third quarter of 2000. The provision for credit losses in the first nine months ended September 30, 2001 was $215.0 million, compared with a $190.0 million provision for credit losses in the nine months ended September 30, 2000. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below.

         Our provision for credit losses in the third quarter and first nine months of 2001 considered the following:

         o The continuing application of stricter standards to the definitions of potential and well-defined weaknesses in our loan portfolio,

         o The current quarter improvement in asset quality in our domestic commercial loan portfolio, and

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

         The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, pools of loans, leases and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. During the third quarter of 2001, we refined our methodology to more accurately calculate loss factors for commercial pass graded credits. Loss factors are developed in the following ways:

         o Pass graded, for commercial, industrial and financial loans, as well as all problem graded loan loss factors are derived from a migration model that tracks historical loss over a period, which we believe captures the inherent default losses on our loan portfolio,

         o Pass graded loan loss factors for commercial real estate and construction loans are based on the average annual net charge off rate over a period reflective of a full economic cycle,

         o Pooled loan loss factors (not individually graded loans) are based on expected net charge-offs for one year. Pooled loans are loans that are homogeneous in nature, such as consumer installment and residential mortgage loans and automobile leases.

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

         The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio. The actual losses can vary from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration model that is used to establish the loan loss factors for pass graded non-real estate and construction commercial loans, as well as all problem graded loans is designed to be self-correcting by taking into account our loss experience over prescribed periods. Pooled loan loss factors are adjusted quarterly based upon the level of net charge-offs expected by management in the next twelve months. Furthermore, based on management's judgement, our methodology permits adjustments to any loss factor used in the computation of the formula allowance for significant factors, which affect the collectibility of the portfolio as of the evaluation date, but are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

         COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES FROM DECEMBER 31, 2000

         During the third quarter of 2001, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses. Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, also affected the assessment of the unallocated allowance. However, we refined our methodology for pass graded, commercial, financial and industrial lending by utilizing the same migration model used for problem graded credits. This change did not have a material effect on our allowance for credit losses.

         At December 31, 2000, our total allowance for credit losses was $614 million or 2.36 percent of the total loan portfolio and 153 percent of total nonaccrual loans. At September 30, 2001, our total allowance for credit losses was $630 million, or 2.46 percent of the total loan portfolio and 142 percent of total nonaccrual loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2000, total impaired loans were $400 million, and the associated impairment allowance was $118 million compared with $445 million and $54 million, respectively, at September 30, 2001. In addition, the formula allowance includes amounts for those loans evaluated for impairment on a collective basis.

         We recorded a $50 million provision in the third quarter of 2001 as a result of management's assessment of factors, including the weakening US economy, affecting elements of the communication/media, insurance, agriculture, real estate, and other companies in domestic markets in which we operate and the growth in, and changes in the composition of, the loan portfolio. Losses inherent in these types of credits are more difficult to assess because historically these have been more volatile than losses from other credits.

         CHANGES IN THE FORMULA, SPECIFIC ALLOWANCES, AND UNALLOCATED ALLOWANCES FROM DECEMBER 31, 2000

         At September 30, 2001, the formula allowance was $374 million, compared to $380 million at December 31, 2000, representing a decrease of $6 million.

         At September 30, 2001, the specific allowance was $95 million compared to $133 million at December 31, 2000, a decrease of $38 million. This was primarily due to charge-offs.

         Our problem credits continue to be centered in the commercial loan portfolio and mostly within syndicated loan purchases. At this time, we see no significant deterioration in the real estate or consumer loan portfolios.

         At September 30, 2001, the unallocated allowance was $161 million compared to $101 million at December 31, 2000, an increase of $60 million. In evaluating the appropriateness of the unallocated allowance, we considered the following factors, as well as more general factors, such as the interest rate environment and the impact of the economic downturn on those borrowers who have a more leveraged financial profile:

         o the need to provide for the adverse effects of the California energy crisis, which was eliminated, due to the absence of rolling blackouts during the summer of 2001,

         o the continued adverse effects of changes in the economic, regulatory, and technology environments on borrowers in the communications/media industry, which could be in the range of $19 million to $40 million,

         o the adverse effects of the weakening economy and slowing trends in consumer spending on borrowers in the retailing industry, which could be in the range of $18 million to $37 million,

         o the adverse effects of the well-publicized problems of the large public utilities and the independent power producers in California, which have been partially recognized through downgrades, which could be in the range of $4 million to $17 million,

         o the adverse effects of the weakening California economy on the real estate industry in the San Francisco Bay Area and Northern California, which could be in the range of $6 million to $13 million,

         o the adverse effects of the September 11, 2001 terrorist attacks and resulting insurance claims on the insurance industry, which could be in the range of $5 million to $12 million,

         o the adverse effects of overproduction and foreign supply, which have lowered commodity prices on certain crops in the agriculture industry, which could be in the range of $5 million to $11 million, and

         o the adverse effects of declining product life cycles and a slowing demand for personal computers on borrowers in the technology industry, which could be in the range of $5 million to $11 million.

         There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth above. See "Certain Business Risks Factors" on page 44.

         CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

         The following table sets forth a reconciliation of changes in our allowance for credit losses.


                                                                                       FOR THE THREE              FOR THE NINE
                                                                                        MONTHS ENDED              MONTHS ENDED
                                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                                   ----------------------     ---------------------
(DOLLARS IN THOUSANDS)                                                               2000          2001         2000         2001
----------------------------------------------------------------------------       --------      --------     --------     --------

Balance, beginning of period................................................       $500,731      $626,537     $470,378     $613,902
Loans charged off:
   Commercial, financial and industrial.....................................         55,855        65,974      140,629      230,680
   Construction.............................................................             --           567           --          567
   Mortgage.................................................................             18            37          133           95
   Consumer.................................................................          2,867         3,299        8,861        9,534
   Lease financing..........................................................            827           807        2,158        2,595
                                                                                   --------      --------     --------     --------
      Total loans charged off...............................................         59,567        70,684      151,781      243,471
Recoveries of loans previously charged off:
   Commercial, financial and industrial.....................................          3,123        22,467       11,766       40,477
   Mortgage.................................................................             30            --          156           24
   Consumer.................................................................          1,534         1,027        5,047        3,279
   Lease financing..........................................................            128           282          455          601
   Foreign(1)...............................................................             --            --           --           14
                                                                                   --------      --------     --------     --------
      Total recoveries of loans previously charged off......................          4,815        23,776       17,424       44,395
                                                                                   --------      --------     --------     --------
        Net loans charged off...............................................         54,752        46,908      134,357      199,076
Provision for credit losses.................................................         80,000        50,000      190,000      215,000
Foreign translation adjustment and other net additions (deductions).........            (83)           54         (125)        (143)
                                                                                   --------      --------     --------     --------
Balance, end of period......................................................       $525,896      $629,683     $525,896     $629,683
                                                                                   ========      ========     ========     ========

Allowance for credit losses to total loans..................................           2.01%         2.46%        2.01%        2.46%
Provision for credit losses to net loans charged off........................         146.11        106.59       141.41       108.00
Net loans charged off to average loans outstanding for the period(2)........           0.82          0.72         0.68         1.02


__________________

(1)      Foreign loans are those loans originated in foreign branches.

(2)      Annualized.



         Total loans charged off in the third quarter of 2001 increased by $11.1 million from the third quarter of 2000, due primarily to a $10.1 million increase in commercial, financial and industrial loans charged off.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

         The third quarter's recoveries of loans previously charged off increased by $19.0 million from the same period in 2000 primarily a result of one significant recovery of $14 million. The percentage of net loans charged off to average loans outstanding for the period decreased by 10 basis points from the same period in 2000. At September 30, 2001, the allowance for credit losses exceeded the annualized net loans charged off during the year, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

         Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.



NONPERFORMING ASSETS

                                                                            SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                          2000              2000             2001
-----------------------------------------------------------------------     -------------     ------------     -------------

Commercial, financial and industrial...................................        $262,169           $385,263        $419,544
Construction...........................................................           3,967              3,967              --
Commercial mortgage....................................................          11,509             10,769          24,975
Foreign................................................................           5,354                 --              --
                                                                            -------------     ------------     -------------
   Total nonaccrual loans..............................................         282,999            399,999         444,519
Distressed loans held for sale.........................................          14,782              7,124           5,349
Foreclosed assets......................................................           2,014              1,181             378
                                                                            -------------     ------------     -------------
   Total nonperforming assets..........................................        $299,795           $408,304        $450,246
                                                                            =============     ============     =============

Allowance for credit losses............................................        $525,896           $613,902        $629,683
                                                                            =============     ============     =============


Nonaccrual loans to total loans........................................            1.08%              1.54%           1.74%
Allowance for credit losses to nonaccrual loans........................          185.83             153.48          141.65
Nonperforming assets to total loans, distressed loans held for sale and
   foreclosed assets...................................................            1.15               1.57            1.76
Nonperforming assets to total assets...................................            0.89               1.16            1.28



         At September 30, 2001, nonperforming assets totaled $450.2 million, an increase of $150.5 million, or 50 percent, from a year earlier. The increase was due to general deterioration in our loan portfolio.

         Nonaccrual loans as a percentage of total loans were 1.74 percent at September 30, 2001, compared with 1.08 percent at September 30, 2000. Nonperforming assets as a percentage of total loans, distressed loans held for sale, and foreclosed assets increased to 1.76 percent at September 30, 2001 from
1.15 percent at September 30, 2000.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING


                                                                            SEPTEMBER 30,       DECEMBER 31,      SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                          2000                2000              2001
-----------------------------------------------------------------------     -------------       ------------      -------------

Commercial, financial and industrial...................................           $ 5,758             $1,713            $ 5,993
Construction...........................................................               638                 --                 --
Mortgage:
   Residential.........................................................             2,835              2,699              5,063
   Commercial..........................................................                --                 --                710
                                                                                  -------             ------            -------
      Total mortgage...................................................             2,835              2,699              5,773
Consumer and other.....................................................             3,405              2,921              2,459
                                                                                  -------             ------            -------
   Total loans 90 days or more past due and still accruing.............           $12,636             $7,333            $14,225
                                                                                  =======             ======            =======



LIQUIDITY

         Liquidity risk represents the potential for loss as a result of limitations on our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The Asset and Liability Management Policy approved by the Board of Directors requires quarterly reviews of our liquidity by the Asset and Liability Management Committee, which is composed of bank senior executives. Our liquidity management draws upon the strengths of our extensive retail and commercial market business franchise, coupled with the ability to obtain funds for various terms in a variety of domestic and international money markets. Liquidity is managed through the funding and investment functions of the Global Markets Group.

         Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common shareholders' equity, funded 68 percent of average total assets of $34.6 billion for the third quarter ended September 30, 2001. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper and other borrowings.

         Liquidity may also be provided by the sale or maturity of assets. Such assets include interest bearing deposits in banks, federal funds sold and securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $0.5 billion during the third quarter of 2001. Additional liquidity may be provided by securities available for sale that amounted to $4.9 billion at September 30, 2001 and by loan maturities.

REGULATORY CAPITAL

         The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.


UNIONBANCAL CORPORATION

                                                                                                  MINIMUM        "WELL-CAPITALIZED"
                                    SEPTEMBER 30,       DECEMBER 31,       SEPTEMBER 30,         REGULATORY          REGULATORY
(DOLLARS IN THOUSANDS)                 2000                2000               2001               REQUIREMENT         REQUIREMENT
---------------------------------  ---------------     --------------     --------------        -------------     -----------------
CAPITAL COMPONENTS
Tier 1 capital...................     $ 3,520,717       $ 3,471,289         $ 3,631,340
Tier 2 capital...................         613,777           620,102             605,605
                                      -----------       -----------         -----------
Total risk-based capital.........     $ 4,134,494       $ 4,091,391         $ 4,236,945
                                      ===========       ===========         ===========

Risk-weighted assets.............     $33,476,055       $33,900,404         $32,473,206
                                      ===========       ===========         ===========

Quarterly average assets.........     $33,637,908       $34,075,813         $34,572,908
                                      ===========       ===========         ===========



                                   AMOUNT     RATIO     AMOUNT    RATIO     AMOUNT    RATIO     AMOUNT    RATIO
                                   ------     -----     ------    -----     ------    -----     ------    -----
CAPITAL RATIOS
Total capital (to
   risk-weighted assets)...       $4,134,494  12.35%  $4,091,391  12.07%  $4,236,945  13.05% >  $2,597,856 8.0%         na
                                                                                             -
Tier 1 capital (to
   risk-weighted assets)...        3,520,717  10.52    3,471,289  10.24    3,631,340  11.18  >   1,298,928 4.0          na
                                                                                             -
Leverage(1)................        3,520,717  10.47    3,471,289  10.19    3,631,340  10.50  >   1,382,916 4.0          na
                                                                                             -
__________________

(1)      Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

na = not applicable



UNION BANK OF CALIFORNIA, N.A.


                                                                                                  MINIMUM        "WELL-CAPITALIZED"
                                    SEPTEMBER 30,       DECEMBER 31,       SEPTEMBER 30,         REGULATORY          REGULATORY
(DOLLARS IN THOUSANDS)                  2000               2000             2001                 REQUIREMENT         REQUIREMENT
----------------------------------  -------------       ------------       -------------         -----------      -----------------
CAPITAL COMPONENTS
Tier 1 capital....................    $ 3,295,828       $ 3,157,516         $ 3,275,643
Tier 2 capital....................        506,616         513,144               495,165

Total risk-based capital..........    $ 3,802,444       $ 3,670,660         $ 3,770,808



Risk-weighted assets..............    $32,900,514       $33,341,752         $31,887,207



Quarterly average assets..........    $33,942,940       $34,173,719         $34,132,248




                                    AMOUNT    RATIO     AMOUNT    RATIO     AMOUNT    RATIO      AMOUNT    RATIO   AMOUNT    RATIO
                                    ------    -----     ------    -----     ------    -----      ------    -----   ------    -----
CAPITAL RATIOS
Total capital (to
   risk-weighted assets)..        $3,802,444  11.56%  $3,670,660  11.01%  $3,770,808  11.83% > $2,550,977  8.0% > $3,188,721  10.0%
                                                                                             -                  -
Tier 1 capital (to
   risk-weighted assets)..         3,295,828  10.02    3,157,516   9.47    3,275,643  10.27  >  1,275,488  4.0  >  1,913,232   6.0
                                                                                             -                  -
Leverage(1)...............         3,295,828   9.71    3,157,516   9.24    3,275,643   9.60  >  1,365,290  4.0  >  1,706,612   5.0
                                                                                             -                  -
__________________

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

         Compared with December 31, 2000, our Tier 1 risk-based capital ratio at September 30, 2001 increased 94 basis points to 11.18 percent, our total risk-based capital ratio increased 98 basis points to

13.05 percent, and our leverage ratio increased 31 basis points to 10.50 percent. The increases in the capital ratios were primarily attributable to higher common equity mainly related to higher net income and a lower risk-based asset balance mainly due to lower commercial loan balances outstanding and unused commitments in the third quarter of 2001.

         As of September  30, 2001,  management  believes the capital  ratios of
Union  Bank  of  California,   N.A.  met  all  regulatory   requirements   of  a
"well-capitalized" institution.

CERTAIN BUSINESS RISKS FACTORS



 ADVERSE CALIFORNIA ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS

         A substantial majority of our assets and deposits are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In the early 1990's, the California economy experienced an economic recession that resulted in increases in the level of delinquencies and losses for us and many of the state's other financial institutions. Economic conditions in California are currently in a downturn and the outlook for recovery is subject to various uncertainties at this time, including the long-term impact of the California energy crisis and the decline in the technology sector. If economic conditions in California continue to decline, we expect that our level of problem assets could increase accordingly.

ADVERSE ECONOMIC FACTORS AFFECTING CERTAIN INDUSTRIES COULD ADVERSELY AFFECT OUR BUSINESS

         We are subject to certain industry-specific economic factors. For example, a portion of our total loan portfolio is related to real estate. Accordingly, a downturn in the real estate industry in California could have an adverse effect on our operations. Similarly, a portion of our total loan portfolio is to borrowers in the agricultural industry. Adverse weather conditions, combined with low commodity prices, may adversely affect the agricultural industry and, consequently, may impact our business negatively. In addition, auto leases comprise a portion of our total loan portfolio. We ceased originating auto leases in April 2001; however, continued deterioration in the used car market may result in additional losses on the valuation of auto lease residuals on our existing auto leases. We provide loans to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the communications/media industry, the retailing industry, and the technology industry. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs.

         THE TRAGIC EVENTS OF SEPTEMBER 11 HAVE RESULTED IN INCREASED UNCERTAINTY REGARDING THE OUTLOOK FOR ECONOMIC CONDITIONS.

         The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001 have resulted in increased uncertainty regarding the economic outlook. Past experience suggests that shocks to American society of far lesser severity have resulted in a temporary loss in consumer and business confidence and a reduction in the rate of economic growth. With the U.S. economy already on the edge of recession before the attacks, a downturn in California's economy is now a distinct possibility. It is not possible at this time to project the economic impact of these events. However, any further deterioration in either the U.S. or the California economy would adversely affect our financial condition and results of operations.

RISKS ASSOCIATED WITH THE CALIFORNIA ENERGY CRISIS COULD ADVERSELY AFFECT OUR BUSINESS

         Due to problems associated with the deregulation of the electrical power industry in California, California utilities and other energy industry participants have experienced difficulties with the supply and price of electricity and natural gas. For example, earlier this year, two California utilities publicly announced that their financial situation was grave and that they had defaulted on certain payment obligations. The California energy situation continues to be fluid and subject to many uncertainties and a number of lawsuits and regulatory proceedings have been commenced concerning various aspects of the current energy situation. As a lender to segments of the utility industry, we face the risk that energy-industry participants could sustain continuing defaults on payments or seek bankruptcy protection.

         In addition, although the situation has stabilized recently, customers of the utilities have been faced this year with increased gas and electric prices, power shortages and, in some cases, rolling blackouts. The long-term impact of the energy crisis in California on our markets and our business cannot be predicted but could result in an economic slow-down. This could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and, as a result, on our financial condition and results of operations.

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

 FLUCTUATIONS IN INTEREST RATES COULD ADVERSELY AFFECT OUR MARGIN SPREAD

         Changes in market interest rates, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact our margin spread, that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest bearing liabilities, such as deposits. The impact, particularly in a falling interest rate environment, which is currently the case, could result in an increase in our interest expense relative to interest income.

SHAREHOLDER VOTES ARE CONTROLLED BY THE BANK OF TOKYO-MITSUBISHI, LTD.; YOUR INTERESTS MAY NOT BE THE SAME AS THE BANK OF TOKYO-MITSUBISHI'S INTERESTS

         The Bank of Tokyo-Mitsubishi, Ltd., a wholly owned subsidiary of Mitsubishi Tokyo Financial Group, Inc., owns a majority (67 percent as of September 30, 2001) of the outstanding shares of our common stock. As a result, The Bank of Tokyo-Mitsubishi, Ltd. can elect all of our directors and can control the vote on all matters, including determinations such as: approval of mergers or other business combinations; sales of all or substantially all of our assets; any matters submitted to a vote of our shareholders; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to common stock or other equity securities; and matters that might be favorable to The Bank of Tokyo-Mitsubishi, Ltd.

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

POTENTIAL CONFLICTS OF INTEREST WITH THE BANK OF TOKYO-MITSUBISHI, LTD. COULD ADVERSELY AFFECT US

         As part of The Bank of Tokyo-Mitsubishi, Ltd.'s normal risk management processes, The Bank of Tokyo-Mitsubishi, Ltd. manages global credit exposures and concentrations on an aggregate basis, including UnionBanCal Corporation. Therefore, at certain levels, our ability to approve certain credits and categories of customers is subject to concurrence by The Bank of Tokyo-Mitsubishi, Ltd. We may wish to extend credit to the same customer as The Bank of Tokyo-Mitsubishi, Ltd. Our ability to do so may be limited for various reasons, including The Bank of Tokyo-Mitsubishi, Ltd.'s aggregate credit exposure and marketing policies. Certain directors' and officers' ownership interests in The Bank of Tokyo-Mitsubishi, Ltd.'s common stock or service as a director or officer or other employee of both us and The Bank of Tokyo-Mitsubishi, Ltd. could create or appear to create potential conflicts of interest, especially since both of us compete in the United States banking industry.

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

RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS COULD LIMIT AMOUNTS PAYABLE TO US

         As a holding company, a substantial portion of our cash flow typically comes from dividends our bank and nonbank subsidiaries pay to us. Various statutory provisions restrict the amount of dividends our subsidiaries can pay to us without regulatory approval. In addition, if any of our subsidiaries liquidates, that subsidiary's creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before we, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.

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

POSSIBLE FUTURE SALES OF SHARES BY THE BANK OF TOKYO-MITSUBISHI, LTD. COULD ADVERSELY AFFECT THE MARKET FOR OUR STOCK

         Although The Bank of Tokyo-Mitsubishi, Ltd. has announced its intention to maintain its majority ownership in us, The Bank of Tokyo-Mitsubishi, Ltd. may sell shares of our common stock in compliance with the federal securities laws. By virtue of The Bank of Tokyo-Mitsubishi, Ltd.'s current control of us, The Bank of Tokyo-Mitsubishi, Ltd. could sell large amounts of shares of our common stock by causing us to file a registration statement that would allow them to sell shares more easily. In addition, The Bank of Tokyo-Mitsubishi, Ltd. could sell shares of our common stock without registration pursuant to Rule 144 under the Securities Act. Although we can make no prediction as to the effect, if any, that such sales would have on the market price of our common stock, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock. If The Bank of Tokyo-Mitsubishi, Ltd. sells or transfers shares of our common stock as a block, another person or entity could become our controlling shareholder.

 WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR OPERATING STRATEGIES

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

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR DIVESTITURES OR RESTRUCTURING MAY ADVERSELY AFFECT US

         We may acquire or invest in companies, technologies, services or products that complement our business. In addition, we continue to evaluate the performance of all of our businesses and business lines and may sell a business or business lines. Any acquisitions, divestitures or restructuring may result in the potentially dilutive issuance of equity securities, significant write-offs, including those related to goodwill and other intangible assets and/or the incurrence of debt, any of which could have a material adverse effect on our business, financial condition and results of operations. Acquisitions, divestitures or restructuring could involve numerous additional risks including difficulties in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, and the potential loss of key employees. There can be no assurance that we would be successful in overcoming these or any other significant risks encountered.

ITEM 3. MARKET RISK.

         Our exposure to market risk was mitigated in the volatile interest rate environment in the first nine months of 2001 due to the effectiveness of our asset/liability management. A complete explanation concerning our market risk exposure is incorporated by reference from the text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10-K for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION


ITEM 4.  OTHER INFORMATION


         ANNUAL MEETING OF SHAREHOLDERS: The Annual Meeting of Shareholders will be held on Wednesday, April 24, 2002, at 9:30 a.m upon the approval of the Board of Directors at the December 2001 meeting. Shareholders who expect to present a proposal at the 2002 Annual Meeting of Shareholders for publication in the Company's proxy statement and action on the proxy form or otherwise for such meeting must submit their proposal by December 2, 2001. The proposal must be mailed to the Corporate Secretary of the Company at 400 California Street, Mail Code 1-001-16, San Francisco, CA 94104. Without such notice, proxy holders appointed by the Board of Directors of the Company will be entitled to exercise their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the proposal in the proxy statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits:


 NO.                                 DESCRIPTION
-----    -----------------------------------------------------------------------

  3.1    Restated Articles of Incorporation of the Registrant, as amended(1)">
  3.2    By-laws of the Registrant, as amended January 27, 1999(2)">
 10.1    Management Stock Plan. (As restated effective June 1, 1997)*(3)
 10.2 Union Bank of California Deferred Compensation Plan. (January 1, 1997, Restatement, as amended November 21, 1996)*(4)">
 10.3 Union Bank of California Senior Management Bonus Plan. (Effective January 1, 2001)*(5)
 10.4    Richard C. Hartnack Employment Agreement. (Effective January 1, 1998)*
         (6)
 10.5    Robert M. Walker Employment Agreement. (Effective January 1, 1998)*(6)
 10.6 Union Bank of California Supplemental Executive Retirement Plan. (Effective January 1, 1988) (Amended and restated as of January 1,
         1997)*(3)
 10.7    Union Bank Financial Services Reimbursement Program. (Effective
         January 1, 1996)*(7)
 10.9    1997 Performance Share Plan, as amended.(Effective January 1, 1997)*(5)
10.10 Service Agreement Between Union Bank of California and The Bank of Tokyo-Mitsubishi Ltd. (Effective October 1, 1997)*(3)
10.11    Management Stock Plan. (As restated effective January 1, 2000)*(8)
10.12 Union Bank of Califorinia, N.A. Supplemental Retirement Plan for Policy Making Officers. (Effective November 1, 1999)(9)

__________________

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



                            UNIONBANCAL CORPORATION
                             (Registrant)



                            By:  /s/ DAVID I. MATSON
                                 -----------------------------------------------
                                     David I. Matson
                                     EXECUTIVE VICE PRESIDENT AND
                                     CHIEF FINANCIAL OFFICER


                            By:  /s/ DAVID A. ANDERSON
                                 -----------------------------------------------
                                     David A. Anderson
                                     SENIOR VICE PRESIDENT AND CONTROLLER


                            Dated: November 13, 2001