Form 10-K
period 2001-12-31
UNIONBANCAL CORP
filed 2002-03-13
CIK 1011659

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15() OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                              400 CALIFORNIA STREET
                      SAN FRANCISCO, CALIFORNIA 94104-1302
                    (Address of principal executive offices)

                  Registrant's telephone number (415) 765-2969

          Securities registered pursuant to Section 12(b) of the Act:
                                  Common Stock

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ___   ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of January 31, 2002, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1,810,760,335. The aggregate market value was computed by reference to the last sales price of such stock.

         As of January 31, 2002, the number of shares outstanding of the registrant's Common Stock was 156,227,205.

                       DOCUMENTS INCORPORATED BY REFERENCE



INCORPORATED DOCUMENT                                      LOCATION IN FORM 10-K

Portions of the Proxy Statement for the
April 24, 2002 Annual Meeting of Shareholders                   Part III

________________________________________________________________________________

                                      INDEX


                                                                     PAGE

PART I
  Item 1. Business.................................................     2
    General........................................................     2
    Banking........................................................     2
    Employees......................................................     3
    Competition....................................................     3
    Monetary Policy................................................     4
    Supervision and Regulation.....................................     4
  Item 2. Properties...............................................     6
  Item 3. Legal Proceedings........................................     6
  Item 4. Submission of Matters to a Vote of Security Holders......     7
  Item 4A. Executive Officers of the Registrant....................     7
PART II
  Item 5. Market for Registrant's Common Equity and Related
          Shareholder Matters......................................     9
  Item 6. Selected Financial Data..................................    10, F-1
  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................    10, F-1
  Item 7A. Quantitative and Qualitative Disclosures About
           Market Risk.............................................    10, F-35
  Item 8. Financial Statements and Supplementary Data..............    10, F-45
  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure......................    10
PART III
  Item 10. Directors and Executive Officers of the Registrant......    10
  Item 11. Executive Compensation..................................    10
  Item 12. Security Ownership of Certain Beneficial Owners
           and Management..........................................    10
  Item 13. Certain Relationships and Related Transactions..........    11
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K.....................................    11
Signatures.........................................................    II-1

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

         THERE ARE NUMEROUS RISKS AND UNCERTAINTIES THAT COULD AND WILL CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE DISCUSSED IN OUR FORWARD-LOOKING STATEMENTS. MANY OF THESE FACTORS ARE BEYOND OUR ABILITY TO CONTROL OR PREDICT AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR PROSPECTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: ADVERSE ECONOMIC CONDITIONS IN CALIFORNIA (INCLUDING PROBLEMS ARISING FROM THE CALIFORNIA ENERGY CRISIS), GLOBAL POLITICAL AND GENERAL ECONOMIC CONDITIONS RELATED TO THE TERRORIST ATTACKS ON SEPTEMBER 11, 2001 AND THEIR AFTERMATH, ADVERSE ECONOMIC CONDITIONS AFFECTING CERTAIN INDUSTRIES, FLUCTUATIONS IN INTEREST RATES, THE CONTROLLING INTEREST IN US BY THE BANK OF TOKYO-MITSUBISHI, LTD., COMPETITION IN THE BANKING INDUSTRY, RESTRICTIONS ON DIVIDENDS, ADVERSE EFFECTS OF CURRENT AND FUTURE BANKING RULES, REGULATIONS AND LEGISLATION, AND RISKS ASSOCIATED WITH VARIOUS STRATEGIES WE MAY PURSUE, INCLUDING POTENTIAL ACQUISITIONS, DIVESTITURES AND RESTRUCTURINGS. SEE ALSO THE SECTION ENTITLED "CERTAIN BUSINESS RISK FACTORS" LOCATED NEAR THE END OF THE NARRATIVE COMMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" (MD&A).

GENERAL

         UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A., was created on April 1, 1996 by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control, similar to a pooling of interests.

         In November 1999, July 2000 and April 2001, we announced stock repurchase plans of $100 million each. We repurchased $17 million of common stock in 1999, $130 million in 2000 and $108 million in 2001. As of December 31, 2001, $45 million of common stock is authorized for repurchase. At December 31, 2001, The Bank of Tokyo-Mitsubishi, Ltd. (BTM), which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group, Inc., owned approximately 67 percent of UnionBanCal Corporation.

         We provide a wide  range of  financial  services  to  consumers,  small
businesses,   middle-market  companies  and  major  corporations,  primarily  in
California, Oregon, and Washington, but nationally and internationally as well.

BANKING

         Our operations are divided into four primary segments, which are described more fully in our MD&A and Note 22 to our Consolidated Financial Statements included in this Form 10-K.

         THE COMMUNITY BANKING AND INVESTMENT SERVICES GROUP. This group offers its customers a complete spectrum of financial needs under one convenient umbrella. With a full line of checking and savings, investment, loan and fee-based banking products, individual and business clients, including not-for-profit, small and institutional investors, can each have their specific needs met. These products are offered in 245 full-service branches, primarily in California, as well as in Oregon and Washington. In addition, the group offers international and settlement services, e-banking through our web site, check cashing services at our Cash & Save(R) locations and tailored loan investment products to our high net worth consumer customers through the Private Bank. Institutional customers are offered employee benefit, 401(k) administration, corporate trust, securities lending and custody (global and domestic) services. The group also includes a registered broker-dealer and a registered investment advisor, which provide investment advisory services and manage a proprietary fund family.

         In the fourth quarter, we acquired the Fullerton, California-based Armstrong/Robitaille Business and Insurance Services. This regional insurance broker, founded in 1979, is one of the top 100 insurance brokers in the United States. With offices in California and Oregon, this relationship will allow us to offer an extensive array of cost-effective risk management services and insurance products to business and retail customers.

         Additionally in the fourth quarter, we announced our proposed acquisition of First Western Bank. Headquartered in Simi Valley, First Western Bank has $213 million in assets and 139 employees, at December 31, 2001, and operates 7 branches in Ventura and Los Angeles counties. The integration of First Western will expand our geographic footprint in the greater Los Angeles area and provide us the opportunity to both increase our prospect opportunities and offer our existing consumer and commercial customer relationships a fuller range of financial services. This acquisition is expected to close in the second quarter of 2002. Both deals are examples of our commitment to expansion through targeted acquisitions, and are consistent with our strategies to diversify earnings and broaden our branch network.

         THE COMMERCIAL FINANCIAL SERVICES GROUP. This group offers a variety of commercial financial services, including commercial loans and project financing, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and selected capital markets products. The group's customers include middle-market companies, large corporations, real estate companies and other more specialized industry customers. In addition, specialized depository services are offered to title and escrow companies, retailers, domestic financial institutions, bankruptcy trustees and other customers with significant deposit volumes.

         THE INTERNATIONAL BANKING GROUP. This group primarily provides corres-pondent banking and trade finance-related products and services to financial institutions worldwide, primarily in Asia. The group also serves selected foreign firms and U.S. corporate clients in selected countries worldwide, particularly in Asia. This group has a long and stable history of providing correspondent and trade-related services to international financial institutions.

         THE GLOBAL MARKETS GROUP. This group, in collaboration with our other business groups, offers customers a broad range of products. They include a variety of foreign exchange products and risk management products, such as interest rate swaps and options. The group trades money market and fixed income securities in the secondary market and serves institutional investment needs. The group manages the market-related risks for us as part of its responsibilities for asset/liability management, including funding our own liquidity needs and addressing our interest rate risk.

EMPLOYEES

         At January 31, 2002, we had 9,232 full-time equivalent employees.

COMPETITION

         Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, Oregon, and Washington, as well as nationally and internationally. Our competitors include a large number of state and national banks and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms, which offer services similar to those offered by our subsidiaries or us.

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

SUPERVISION AND REGULATION

         We and The Bank of Tokyo-Mitsubishi, Ltd. are subject to regulation under the Bank Holding Company Act of 1956 (BHCA), as amended, which subjects us to FRB reporting and examination requirements. Generally, the BHCA restricts any investment that we may make to no more than 5 percent of the voting shares of any non-banking entity, and we may not acquire more than 5 percent of the voting shares of any domestic bank without the prior approval of the FRB. Our activities are limited, with some exceptions, to banking, the business of managing or controlling banks, and other activities which the regulatory authorities deem to be so closely related to banking as to be a "proper incident thereto".

         Union  Bank  of  California,  N.A.  and  most of its  subsidiaries  are regulated by the Office of the Comptroller of the Currency (OCC). Our subsidiaries are also subject to extensive regulation, supervision, and examination by various other federal and state regulatory agencies. In addition, Union Bank of California, N.A. and its subsidiaries are subject to certain restrictions under the Federal Reserve Act, including restrictions on affiliate transactions. Dividends payable by Union Bank of California, N.A. to us are subject to a formula imposed by the OCC unless express approval is given to deviate from the formula. For more information regarding restrictions on loans and dividends by Union Bank of California, N.A. to its affiliates and on transactions with affiliates, see Notes 16 and 21 to our Consolidated Financial Statements included in this Form 10-K.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal bank regulatory authorities to take "prompt corrective action" in dealing with inadequately capitalized banks. FDICIA established five tiers of capital measurement ranging from "well-capitalized" to "critically undercapitalized". It is our policy to maintain capital ratios above the regulatory requirements of "well-capitalized" institutions for both Union Bank of California, N.A. and us. Management believes Union Bank of California, N.A. and we met the requirements of "well-capitalized" institutions, at December 31, 2001.

         Furthermore, the activities of HighMark Capital Management, Inc. and UBOC Investment Services, Inc. are subject to the rules and regulations of the Securities and Exchange Commission as well as state securities regulators. UBOC Investment Services, Inc. is also subject to the rules and regulations of the National Association of Securities Dealers (NASD).

         Armstrong/Robitaille, Inc., an indirect subsidiary of Union Bank of California, N.A., is subject to the rules and regulations of the California Department of Insurance as well as insurance regulators of other states.

         Deposits of Union Bank of California, N.A. are insured up to regulatory limits by the Federal Deposit Insurance Corporation (FDIC), and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund
(BIF) administered by the FDIC. Union Bank of California, N.A. currently pays no insurance assessments on these deposits under the FDIC's risk-related assessment system. Although there are no definite plans to raise assessment rates in the second half of 2002, we can give no assurances as to the future level of such insurance premiums.

         There are additional requirements and restrictions in the laws of the United States and the states of California, Oregon, and Washington, as well as other states in which Union Bank of California, N.A. and its subsidiaries may conduct operations. These include restrictions on the amount of loans and the nature and amount of investments, as well as activities as an underwriter of securities, the opening and closing of branches and the acquisition of other financial institutions. Union Bank of California, N.A. is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and is also subject to the Community Reinvestment Act (CRA) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate-income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

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

         The  Gramm-Leach-Bliley  (GLB) Act allows "financial holding companies"
(FHC) to offer banking, insurance, securities and other financial products. Specifically, the GLB Act amends section 4 of the BHCA in order to provide a framework for the engagement in new financial activities. Bank holding companies
(BHC) such as we may elect to become a financial holding company if all of their subsidiary depository institutions are well-capitalized and well-managed. Under current FRB interpretations, a foreign bank, such as The Bank of Tokyo-Mitsubishi Ltd., which owns a subsidiary U.S. bank holding company, must make the election on behalf of itself and its U.S. holding company. In addition, the foreign bank must be well-capitalized and well managed in accordance with standards comparable to those required of U.S. banks as determined by the FRB and must have a satisfactory or better CRA rating. We do not expect that The Bank of Tokyo-Mitsubishi, Ltd. will make a financial holding company election in the immediate future. Under the GLB Act, "financial subsidiaries" of banks may engage in some types of activities beyond those permitted to banks themselves, provided certain conditions are met.

         In 2000, Union Bank of California, N.A. filed a "Financial Subsidiary Certification" with the OCC indicating that the applicable conditions were met at that time. Although Union Bank of California N.A. does not presently have any "financial subsidiaries", this certification would expedite the process for the Bank to form or acquire "financial subsidiaries", if it decided to do so. Under the GLB Act, national banks (as well as FDIC-insured state banks, subject to various requirements), such as Union Bank of California, N.A., are permitted to engage, through these "financial subsidiaries", in certain financial activities permissible for affiliates of FHCs. However, to be able to engage in such activities, the national bank must also be well-capitalized and well-managed and receive at least a "satisfactory" rating in its most recent CRA examination. In addition, if the national bank ranks as one of the 50 largest insured banks in the United States, as we do, it must have an issue of outstanding long-term debt rated in one of the 3 highest rating categories by an independent rating agency, which we presently do not. If the national bank falls within the next group of 50, it must either meet the debt rating test described above or satisfy a comparable test jointly agreed to by the FRB and the Treasury Department. No debt rating is required for a national bank not within the top 100 largest insured banks in the United States.

         The terrorist attacks in September, 2001, have impacted the financial services industry and have already led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act").

         Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLAFATA"). IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

         Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLAFATA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

         Treasury regulations implementing the due diligence requirements must be issued no later than April 24, 2002. Whether or not regulations are adopted, IMLAFATA becomes effective during 2002. Additional regulations are to be adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of "concentration accounts," and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

         UnionBanCal Corporation and Union Bank of California, N.A. cannot be certain of the effect, if any, of the foregoing legislation on their business. Changes in the laws, regulations, or policies that impact Union Bank of California, N.A. and us cannot necessarily be predicted and may have a material effect on our business and earnings.

         See Consolidated Financial Statements starting on page F-45 for specific financial information on UnionBanCal Corporation and its subsidiaries.

ITEM 2.  PROPERTIES

         At  December  31,  2001,  we  operated  245 full  service  branches  in
California,  six  full  service  branches  in  Oregon  and  Washington,  and  16 international facilities. In addition, we have another 41 limited service branches, including five Cash & Save(R) facilities, and three Private Bank offices. We own the property occupied by 87 of the domestic offices and lease the remaining properties for periods of five to twenty years.

         We own two administrative facilities in San Francisco, one in the Los Angeles area, and three in San Diego. Other administrative offices in San Francisco, Los Angeles, Portland, Seattle, and New York operate under long-term leases expiring in one to twenty-six years.

         Rental expense for branches and administrative premises is described in
Note 4 to our Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information pertains to our executive officers:

EXECUTIVE OFFICER                    AGE  PRINCIPAL OCCUPATIONS FOR THE PAST
                                          FIVE YEARS
__________________________________   ___  ______________________________________
Kaoru Hayama......................    67  Mr. Hayama has served as Chairman of
                                          UnionBanCal Corporation and Union Bank
                                          of California, N.A. since September
                                          1998. He served as Deputy President of
                                          The Bank of Tokyo-Mitsubishi, Ltd.
                                          from April 1996 to June 1998. Mr.
                                          Hayama has served as a Director of
                                          UnionBanCal Corporation and Union Bank
                                          of California, N.A. since September
                                          1998.
Norimichi Kanari..................    55  Mr. Kanari has served as President and
                                          Chief Executive Officer of UnionBanCal
                                          Corporation and Union Bank of
                                          California, N.A. since July 2001 and
                                          served as Vice Chairman of UnionBanCal
                                          Corporation and Union Bank of
                                          California, N.A. from July 2000 to
                                          July 2001. From May 1999 to July 2000,
                                          he served as General Manager of the
                                          Corporate Banking Division in the
                                          Osaka Branch of The Bank of
                                          Tokyo-Mitsubishi, Ltd., after serving
                                          from August 1997 to May 1999 as
                                          General Manager of The Bank of
                                          Tokyo-Mitsubishi, Ltd.'s New York
                                          Branch and Cayman Branch. From April
                                          1996 to June 1997, he was General
                                          Manager of The Bank of
                                          Tokyo-Mitsubishi, Ltd.'s Shimbashi
                                          Branch. He has served as a Director of
                                          The Bank of Tokyo-Mitsubishi, Ltd.
                                          since June 1997. Mr. Kanari has been a
                                          Director of UnionBanCal Corporation
                                          and Union Bank of California, N.A.
                                          since July 2000.
Takaharu Saegusa..................    49  Mr. Saegusa has served as Deputy
                                          Chairman of UnionBanCal Corporation
                                          and Union Bank of California, N.A.
                                          since March 2001 and served as
                                          Executive Vice President of
                                          UnionBanCal Corporation and Union Bank
                                          of California, N.A. from February 2001
                                          to March 2001. He served as Deputy
                                          General Manager, Japanese Corporate
                                          Banking Group at The Bank of
                                          Tokyo-Mitsubishi, Ltd.'s New York
                                          Branch from June 1998 to February
                                          2001. From January 1997 to May 1998,
                                          he served as General Manager of The
                                          Bank of Tokyo-Mitsubishi, Ltd.'s
                                          Shirno-Akatsuka Branch. Mr. Saegusa
                                          has been a Director of UnionBanCal
                                          Corporation and Union Bank of
                                          California, N.A. since March 2001.
Richard C. Hartnack...............    56  Mr. Hartnack has served as Vice
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

EXECUTIVE OFFICER                    AGE  PRINCIPAL OCCUPATIONS FOR THE PAST
                                          FIVE YEARS
__________________________________   ___  ______________________________________
Robert M. Walker..................    60  Mr. Walker has served as Vice Chairman
                                          and head of the Commercial Financial
                                          Services Group for UnionBanCal
                                          Corporation and Union Bank of
                                          California, N.A. since April 1996. Mr.
                                          Walker has served as a Director of
                                          UnionBanCal Corporation since July
                                          1992.
Linda Betzer......................    55  Ms. Betzer has served as Executive
                                          Vice President and head of the
                                          Operations and Customer Services Group
                                          for UnionBanCal Corporation and Union
                                          Bank of California, N.A. since January
                                          2000. She served as Executive Vice
                                          President of Commercial Customer
                                          Services from April 1996 to January
                                          2000.
Paul E. Fearer....................    58  Mr. Fearer has served as Executive
                                          Vice President and Director of Human
                                          Resources for UnionBanCal Corporation
                                          and Union Bank of California, N.A.
                                          since April 1996.
Philip B. Flynn...................    44  Mr. Flynn has served as Executive Vice
                                          President and Chief Credit Officer of
                                          UnionBanCal Corporation and Union Bank
                                          of California, N.A. since September
                                          2000. He served as Executive Vice
                                          President and head of Specialized
                                          Lending from May 2000 to September
                                          2000 and as Executive Vice President
                                          and head of the Commercial Banking
                                          Group from June 1998 to May 2000. He
                                          served as Executive Vice President and
                                          head of Energy Capital Services from
                                          September 1996 to April 2000.
Katsuyoshi Hamahashi..............    53  Mr. Hamahashi has served as head of
                                          Global Markets Group for UnionBanCal
                                          Corporation and Union Bank of
                                          California, N.A. since October 1998
                                          and as Executive Vice President and
                                          Treasurer of UnionBanCal Corporation
                                          and Union Bank of California, N.A.
                                          since April 1996.
Ronald H. Kendrick................    60  Mr. Kendrick has served as Executive
                                          Vice President and head of the
                                          Community Banking Group for
                                          UnionBanCal Corporation and Union Bank
                                          of California, N.A. since December
                                          2000. He served as Executive Vice
                                          President and San Diego Area Executive
                                          for Union Bank of California, N.A.
                                          from March 1994 to December 2000.
David I. Matson...................    57  Mr. Matson has served as Executive
                                          Vice President and Chief Financial
                                          Officer of UnionBanCal Corporation and
                                          Union Bank of California, N.A. since
                                          July 1998. He served as Executive Vice
                                          President and Director of Finance of
                                          UnionBanCal Corporation and Union Bank
                                          of California, N.A. from August 1997
                                          to July 1998. He served as Executive
                                          Vice President and head of the
                                          Institutional and Deposit Markets
                                          Division from April 1996 until July
                                          1997.
John H. McGuckin, Jr..............    55  Mr. McGuckin has served as Executive
                                          Vice President, General Counsel and
                                          Secretary for UnionBanCal Corporation
                                          and Union Bank of California, N.A.
                                          since September 2000. He served as
                                          Executive Vice President and General
                                          Counsel of UnionBanCal Corporation
                                          from January 1998 to September 2000
                                          and served as Executive Vice President
                                          and General Counsel of Union Bank of
                                          California, N.A. from April 1996 until
                                          September 2000.

EXECUTIVE OFFICER                    AGE  PRINCIPAL OCCUPATIONS FOR THE PAST
                                          FIVE YEARS
__________________________________   ___  ______________________________________
Magan C. Patel....................    64  Mr. Patel has served as Executive Vice
                                          President and head of the
                                          International Banking Group for
                                          UnionBanCal Corporation and Union Bank
                                          of California, N.A. since April 1996.
Charles L. Pedersen...............    58  Mr. Pedersen has served as Executive
                                          Vice President and head of the Systems
                                          Technology and Item Processing Group
                                          for UnionBanCal Corporation and Union
                                          Bank of California, N.A. since April
                                          1996.
Osamu Uno.........................    49  Mr. Uno has served as Executive Vice
                                          President and head of the Pacific Rim
                                          Corporate Group of UnionBanCal
                                          Corporation and Union Bank of
                                          California, N.A. and General Manager
                                          of the Los Angeles Branch of The Bank
                                          of Tokyo-Mitsubishi, Ltd. since March
                                          2001. He served as General Manager,
                                          Corporate Banking Credit Division of
                                          The Bank of Tokyo-Mitsubishi, Ltd.
                                          from July 2000 to February 2001 and
                                          Co-General Manager, Credit Supervision
                                          Division No. 2 of The Bank of
                                          Tokyo-Mitsubishi, Ltd. from April 1996
                                          to June 2000.


         The term of office of the executive officer extends until the officer resigns, is removed, retires, or is otherwise disqualified for service. There is no family relationship among any such officers.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock is traded on the New York Stock Exchange under the symbol UB. As of January 31, 2002, our common stock was held by approximately 1,755 registered shareholders. At December 31, 2001, The Bank of Tokyo-Mitsubishi, Ltd. held approximately 67 percent of our common stock. During 2000 and 2001, the average daily trading volume of our common stock was approximately 445,221 shares and 418,531 shares, respectively. At December 31, 1999, 2000 and 2001, our common stock closed at $39.44 per share, $24.06 per share, and $38.00 per share, respectively. The following table presents stock quotations for each quarterly period for the two years ended December 31, 2001.

                                2000                  2001
                         -----------------     -----------------
                          HIGH       LOW        HIGH       LOW
                         ------     ------     ------     ------
First quarter........... $37.25     $24.75     $30.26     $24.81
Second quarter..........  35.25      18.52      34.67      26.38
Third quarter...........  25.69      18.38      38.70      32.15
Fourth quarter..........  24.25      18.88      39.14      28.92

         The following table presents quarterly per share cash dividends declared for 2000 and 2001:

                                                  2000      2001
                                                 -----     -----
First quarter..............................      $0.25     $0.25
Second quarter.............................       0.25      0.25
Third quarter..............................       0.25      0.25
Fourth quarter.............................       0.25      0.25

         On October 24, 2001, our Board of Directors approved a quarterly common stock dividend of $0.25 per share for the fourth quarter of 2001. Future dividends will depend upon our earnings, financial condition, capital requirements and other factors as our Board of Directors may deem relevant.

         We offer a dividend reinvestment and stock purchase plan that allows shareholders to reinvest dividends in our common stock at 5 percent below the market price. The Bank of Tokyo-Mitsubishi, Ltd. did not participate in the plan during 2000 and 2001. For further information about these plans, see Note 12 to our Consolidated Financial Statements included in this Form 10-K.

         The availability of our retained earnings for the payment of dividends is affected by certain legal restrictions. See Note 16 to our Consolidated Financial Statements included in this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

         See page F-1 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         See pages F-1 through F-43 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See pages F-35 through F-38 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See pages F-44 through F-91 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to our Proxy Statement for the April 24, 2002 Annual Meeting of Shareholders for incorporation by reference of information concerning directors and persons nominated to become directors of UnionBanCal Corporation. Information concerning our executive officers as of December 31, 2001 is included in Part I above in accordance with Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated by reference from the text under the caption "Compensation and Other Transactions with Management and Others" in the Proxy Statement for the April 24, 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning ownership of the equity stock of UnionBanCal Corporation by certain beneficial owners and management is incorporated by reference from page 1 and the text under the caption "Election of Directors" in the Proxy Statement for the April 24, 2002 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions with officers, directors, and The Bank of Tokyo-Mitsubishi, Ltd. is incorporated by reference from the text under the caption "Transactions with Management and Others" in the Proxy Statement for the April 24, 2002 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1) Financial Statements

         Our Consolidated Financial Statements, the Management Statement, and the independent auditors' report are set forth on pages F-45 through F-93. (See index on page F-44).

(a)(2) Financial Statement Schedules

         All schedules to our Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in our Consolidated Financial Statements or accompanying notes.

(a)(3) Exhibits

 NO.                            DESCRIPTION
______   _______________________________________________________________________
3.1.     Restated Articles of Incorporation of the Registrant, as amended(1)
3.2.     By-laws of the Registrant, as amended January 27, 1999(2)
10.1.    UnionBanCal Corporation Management Stock Plan. (As restated effective
           June 1, 1997)*(3)
10.2.    Union Bank of California Deferred Compensation Plan.(January 1, 1997,
           Restatement, as amended November 21, 1996)*(4)
10.3.    Union Bank of California Senior Management Bonus Plan. (Effective
           January 1, 2000)*(5)
10.4.    Richard C. Hartnack Employment Agreement. (Effective January 1,
           1998)*(6)
10.5.    Robert M. Walker Employment Agreement.(Effective January 1, 1998)*(6)
10.6.    Union Bank of California, N.A. Supplemental Executive Retirement
           Plan. (Effective January 1, 1988) (Amended and restated as of
           January 1, 1997)*(3)
10.7.    Union Bank Financial Services Reimbursement Program. (Effective
           January 1, 1996)*(7)
10.8.    1997 UnionBanCal Corporation Performance Share Plan, as amended.
           (As amended, effective January 1, 2001)*(5)
10.9.    Service Agreement Between Union Bank of California and The Bank of
           Tokyo-Mitsubishi Ltd. (Effective October 1, 1997)*(3)
10.10.   Year 2000 UnionBanCal Corporation Management Stock Plan. (As restated
           effective January 1, 2000)*(8)
10.11.   Union Bank of California, N.A. Supplemental Retirement Plan for
           Policy Making Officers (Effective November 1, 1999)(9)
10.12.   Philip B. Flynn Employment Agreement (Effective September 21, 2000)
           (10)
12.1.    Computation of Ratio of Earnings to Combined Fixed Charges and
           Preferred Stock Dividend Requirements(10)
21.1.   Subsidiaries of the Registrant(10)
23.1.   Consent of Deloitte & Touche LLP(10)
24.1.   Power of Attorney(10)
24.2.   Resolution of Board of Directors(10)

__________________

(1) Incorporated by reference to Form 10-K for the year ended December 31, 1998.
(2) Incorporated by reference to Form 10-Q for the quarter ended March 31, 1999.
(3) Incorporated by reference to Form 10-K for the year ended December 31, 1997.
(4) Incorporated by reference to Form 10-K for the year ended December 31, 1996.
(5) Incorporated by reference to Form DEF-14A dated March 28, 2001.
(6) Incorporated by reference to Form 10-Q for the quarter ended September 30, 1998.
(7) Incorporated by reference to Form 8-K dated April 1, 1996.
(8) Incorporated by reference to form 10-Q for the quarter ended June 30, 1999.
(9) Incorporated by reference to form 10-Q for the quarter ended June 30, 2000.
(10)Filed herewith.
  * Management contract or compensatory plan, contract or arrangement.

(b) Reports on Form 8-K

We filed a report on Form 8-K on November 27, 2001 under Item 5 to report the underwriting agreement associated with the issuance of $200 million in debt in the fourth quarter of 2001.

We filed a report on Form 8-K on November 28, 2001 under Item 5 to report the issuance of $200 million in debt in the fourth quarter of 2001.


                                              UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SELECTED FINANCIAL DATA

                                                            AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)       1997             1998             1999              2000            2001
---------------------------------------------   -----------      -----------      -----------       -----------     -----------
RESULTS OF OPERATIONS:
  Net interest income(1).....................   $ 1,237,010      $ 1,322,655      $ 1,419,019       $ 1,587,008     $ 1,526,099
  Provision for credit losses................             -           45,000           65,000           440,000         285,000
  Noninterest income.........................       463,001          533,531          586,759           647,180         716,404
  Noninterest expense........................     1,044,665        1,135,218        1,281,973         1,130,185       1,240,174
                                                -----------      -----------      -----------       -----------     -----------
  Income before income taxes(1)..............       655,346          675,968          658,805           664,003         717,329
  Taxable-equivalent adjustment..............         5,328            4,432            3,186             2,568           2,057
  Income tax expense.........................       238,722          205,075          213,888           221,535         233,844
                                                -----------      -----------      -----------       -----------     -----------
  Net income.................................   $   411,296      $   466,461      $   441,731       $   439,900     $   481,428
                                                ===========      ===========      ===========       ===========     ===========
NET INCOME APPLICABLE TO COMMON STOCK........   $   403,696      $   466,461      $   441,731       $   439,900     $   481,428
                                                ===========      ===========      ===========       ===========     ===========
PER COMMON SHARE:
  Net income (basic).........................   $      2.31      $      2.66      $      2.65       $      2.72     $      3.05
  Net income (diluted).......................          2.30             2.65             2.64              2.72            3.04
  Dividends..................................          0.51             0.61             0.82              1.00            1.00
  Book value (end of period).................         15.32            17.45            18.18             20.17           22.66
  Common shares outstanding (end of period)..   174,917,674      175,259,919      164,282,622       159,234,454     156,483,511
  Weighted average common shares outstanding
    (basic)..................................   174,683,338      175,127,487      166,382,074       161,604,648     157,844,745
  Weighted average common shares outstanding
    (diluted)................................   175,189,078      175,737,303      167,149,207       161,989,388     158,623,454
BALANCE SHEET (END OF PERIOD):
  Total assets...............................   $30,585,265      $32,276,316      $33,684,776       $35,162,475     $36,039,089
  Total loans................................    22,741,408       24,296,111       25,912,958        26,010,398      24,994,030
  Nonperforming assets.......................       129,809           89,850          169,780           408,304         492,482
  Total deposits.............................    23,296,374       24,507,879       26,256,607        27,283,183      28,556,199
  Medium and long-term debt..................       348,000          298,000          298,000           200,000         400,000
  Trust preferred securities.................             -                -          350,000           350,000         363,928
  Common equity..............................     2,679,299        3,058,244        2,987,468         3,211,565       3,546,242
BALANCE SHEET (PERIOD AVERAGE):
  Total assets...............................   $29,692,992      $30,523,806      $32,141,497       $33,672,058     $34,619,222
  Total loans................................    21,855,911       23,215,504       25,024,777        26,310,420      25,951,021
  Earning assets.............................    26,291,822       27,487,390       29,017,122        30,379,730      31,291,782
  Total deposits.............................    22,067,155       22,654,714       23,893,045        25,527,547      26,542,312
  Common equity..............................     2,514,610        2,845,964        2,939,591         3,139,844       3,467,719
FINANCIAL RATIOS:
  Return on average assets...................          1.39%            1.53%            1.37%             1.31%           1.39%
  Return on average common equity............         16.05            16.39            15.03             14.01           13.88
  Efficiency ratio(2)........................         61.53            61.31            63.98             50.59           55.30
  Net interest margin(1).....................          4.70             4.81             4.89              5.22            4.87
  Dividend payout ratio......................         22.08            22.93            30.94             36.76           32.79
  Tangible equity ratio......................          8.54             9.30             8.70              9.01            9.62
  Tier 1 risk-based capital ratio............          8.96             9.64             9.94             10.24           11.47
  Total risk-based capital ratio.............         11.05            11.61            11.79             12.07           13.35
  Leverage ratio.............................          8.53             9.38            10.10             10.19           10.53
  Allowance for credit losses to total loans.          1.99             1.89             1.82              2.36            2.54
  Allowance for credit losses to nonaccrual
    loans....................................        413.12           585.50           281.00            153.48          129.00
  Net loans charged off to average total
    loans....................................          0.33             0.15             0.22              1.13            1.02
  Nonperforming assets to total loans,
    distressed loans held for sale, and
    foreclosed assets........................          0.57             0.37             0.66              1.57            1.97
  Nonperforming assets to total assets.......          0.42             0.28             0.50              1.16            1.37
__________________

(1)      Amounts are on a taxable-equivalent basis using the federal statutory  tax rate of 35 percent.

(2)      The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(1.3) million, $(2.8) million,
         $(1.3) million, $(0.1) million, and $(0.0) million for 1997 through 2001, respectively.

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

         THERE ARE NUMEROUS RISKS AND UNCERTAINTIES THAT COULD AND WILL CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE DISCUSSED IN OUR FORWARD-LOOKING STATEMENTS. MANY OF THESE FACTORS ARE BEYOND OUR ABILITY TO CONTROL OR PREDICT AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR PROSPECTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: ADVERSE ECONOMIC CONDITIONS IN CALIFORNIA (INCLUDING PROBLEMS ARISING FROM THE CALIFORNIA ENERGY CRISIS), GLOBAL POLITICAL AND GENERAL ECONOMIC CONDITIONS RELATED TO THE TERRORIST ATTACKS ON SEPTEMBER 11, 2001 AND THEIR AFTERMATH, ADVERSE ECONOMIC CONDITIONS AFFECTING CERTAIN INDUSTRIES, FLUCTUATIONS IN INTEREST RATES, THE CONTROLLING INTEREST IN US BY
THE BANK OF TOKYO-MITSUBISHI, LTD., WHICH IS A WHOLLY-OWNED SUBSIDIARY OF MITSUBISHI TOKYO FINANCIAL GROUP, INC., COMPETITION IN THE BANKING INDUSTRY, RESTRICTIONS ON DIVIDENDS, ADVERSE EFFECTS OF CURRENT AND FUTURE BANKING RULES, REGULATIONS AND LEGISLATION, AND RISKS ASSOCIATED WITH VARIOUS STRATEGIES WE MAY PURSUE, INCLUDING POTENTIAL ACQUISITIONS, DIVESTITURES AND RESTRUCTURINGS. SEE ALSO THE SECTION ENTITLED "CERTAIN BUSINESS RISK FACTORS" LOCATED NEAR THE END OF THIS SECTION, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION".

         You should read the following discussion and analysis of our consolidated financial position and the results of our operations for the years ended December 31, 1999, 2000 and 2001 together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K. Averages, as presented in the following tables, are substantially all based upon daily average balances.

INTRODUCTION

         We are a California-based, commercial bank holding company with consolidated assets of $36.0 billion at December 31, 2001. At year-end 2001, Union Bank of California, N.A. was the third largest commercial bank in California, based on total assets and total deposits in California.

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

         Under stock repurchase plans authorized in November 1999, July 2000, and April 2001 of $100 million each, we repurchased $17 million of common stock in 1999, $130 million in 2000 and $108 in 2001. As of

December 31, 2001, $45 million of common stock is authorized for repurchase. At December 31, 2001, The Bank of Tokyo-Mitsubishi, Ltd. owned approximately 67 percent of the UnionBanCal Corporation.

CRITICAL ACCOUNTING POLICIES

GENERAL

         UnionBanCal Corporation's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In many instances, we use a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities. That change would result in either a beneficial or adverse impact to our financial results. We use historical loss factors to determine the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are employee turnover factors, market value of residuals in automobile leasing, fair value of our derivatives and securities and expected useful lives of our depreciable assets. We enter into derivative contracts that are classified as trading activity to accommodate our customers and our own risk management purposes. The derivative contracts are generally foreign exchange, interest swap and interest rate option contracts, although we could enter into other types of derivative contracts. We value these contracts at fair value, using readily available, market quoted prices. We have not historically entered into derivative contracts for our customers or for ourselves, which relate to credit, equity, commodity, energy, or weather-related indices. US GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

         Our most significant estimates are approved by our Chief Executive Officer Forum, which is comprised of our most senior officers. At each financial reporting period, a review of these estimates is then presented to the Audit Committee of our Board of Directors.

         As of December 31, 2001, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold a number of loans in the past two years, those loans have been sold to third parties without recourse, subject to the customary representations and warranties. Please see our disclosure regarding contractual obligations and commitments on page F-38.

ALLOWANCE FOR CREDIT LOSSES

         The allowance for credit losses is an estimate of the losses that may be sustained in our loan and lease portfolio. The allowance is based on two principles of accounting: (1) Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable; and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

         Our allowance for credit losses has three components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a model based on historical losses as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the differences that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see page F-22.

SELECTED SUPPLEMENTAL PRO FORMA FINANCIAL DATA

         To facilitate the discussion of the results of operations, the following table includes certain pro forma earnings disclosures and ratios. These presentations supplement the Consolidated Statements of Income on page F-45, which are prepared in accordance with US GAAP, by excluding the effects of the restructuring charge, which was recorded in the third quarter of 1999, and of the restructuring credits recorded in the first and second quarters of 2000. Management believes that it is meaningful to understand the operating results and trends excluding these items and, therefore, has included information in this table and in the management's discussion and analysis which follows, that presents income excluding these items and related pro forma ratio and per share calculations.


                                                                               AS OF AND FOR THE YEARS ENDED
                                                                                        DECEMBER 31,
                                                                        ------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                             1999              2000           2001
----------------------------------------------------------------------  ----------        ---------      ---------


INCOME BEFORE INCOME TAXES (TAXABLE-EQUIVALENT BASIS).................    $658,805        $664,003       $717,329
  Restructuring charge (credit).......................................      85,000         (19,000)             -
  Taxable equivalent adjustment.......................................      (3,186)         (2,568)        (2,057)
  Income tax expense(1)...............................................    (243,704)       (214,376)      (233,844)
                                                                          ________        ________       ________
PRO FORMA EARNINGS(1).................................................    $496,915        $428,059       $481,428
                                                                          ========        ========       ========

Per common share, excluding restructuring charge (credit) and certain income taxes
  Pro forma earnings (basic)(1).......................................       $2.99           $2.65          $3.05
  Pro forma earnings (diluted)(1).....................................        2.97            2.64           3.04
Selected financial ratios, excluding restructuring charge (credit)
  and certain income taxes
  Pro forma return on average assets(1)...............................        1.55%           1.27%          1.39%
  Pro forma return on average common equity(1)........................       16.83%          13.63%         13.88%
  Pro forma efficiency ratio(2).......................................       59.74%          51.44%         55.30%
  Pro forma dividend payout ratio.....................................       27.42%          37.74%         32.79%
__________________

(1) Excludes an income tax benefit of $29.816 million related to the restructuring charge recorded in 1999 and an income tax expense of $7.159 million related to the restructuring credit in 2000.

(2) The pro forma efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was ($1.3) million in 1999, ($0.1) million in 2000, and ($0.0) million in 2001.

         Reported net income was $481.4 million, or $3.04 per diluted common share, in 2001, compared with $439.9 million, or $2.72 per diluted common share, in 2000. There were no pro forma earnings adjustments for 2001. Pro forma earnings were $428.1 million, or $2.64 per diluted common share, in 2000, which excluded the effects of the $19 million of restructuring credits ($11.8 million net of tax) recorded in 2000. The increase in 2001 pro forma diluted earnings per share of 15 percent above the prior year was mainly attributed to a $155.0 million, or 35 percent, decrease in the provision for credit losses and a $69.2 million, or 11 percent, increase in noninterest income, partially offset by a $91.0 million, or 8 percent, increase in noninterest expense and a $60.9 million, or 4 percent, decrease in net interest income (on a taxable-equivalent basis). Other highlights of 2001 include:

         o Net interest income, on a taxable-equivalent basis, was $1.5 billion in 2001, a decrease of $60.9 million, or 4 percent, from the prior year. Net interest margin in 2001 was 4.87 percent, a decrease of 35 basis points from the prior year reflecting the compression caused by lower interest rates.

         o A provision for credit losses of $285.0 million was recorded in 2001, compared with $440.0 million in the prior year. This resulted from management's regular assessment of overall credit quality, loan portfolio composition and business and economic conditions in relation to the level of the allowance for credit losses.

         o Noninterest income was $716.4 million in 2001, an increase of $69.2 million, or 11 percent, over the prior year.

         o Noninterest expense was $1.2 billion in 2001, an increase of $91.0 million, or 8 percent, over the prior year, excluding the restructuring credits in 2000.

         o Income tax expense in 2001 was $233.8 million, representing a 33 percent effective income tax rate. For 2000, the effective income tax rate was also 33 percent.

         o Reported return on average assets increased to 1.39 percent from a pro forma 1.27 percent a year earlier, and reported return on average common equity increased to 13.88 percent from a pro forma
              13.63 percent a year earlier.

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

         The RAROC measurement methodology recognizes credit expense for expected losses arising from credit risk and attributes economic capital related to unexpected losses arising from credit, market and operational risks. As a result of the methodology used by the RAROC model to calculate expected losses, differences between the provision for credit losses and credit expense in any one period could be significant. However, over an economic cycle, the cumulative provision for credit losses and credit expense for expected losses should be substantially the same. Business unit results are based on an internal management reporting system used by management to measure the performance of the units and UnionBanCal Corporation as a whole. Our management reporting system identifies balance sheet and income statement items to each business unit based on internal management accounting policies. Net interest income is determined using our internal funds transfer pricing system, which assigns a cost of funds to assets or a credit for funds to liabilities and capital, based on their type, maturity or repricing characteristics. Noninterest income and expense directly or indirectly attributable to a business unit are assigned to that business. The business units are assigned the costs of products and services directly attributed to their business activity through standard unit cost accounting based on volume of usage. All other corporate expenses (overhead) are assigned to the business units based on a predetermined percentage of usage.

         We have restated the business units' results for the prior periods to reflect any reorganization changes that may have occurred.


                                             COMMUNITY BANKING
                                               AND INVESTMENT             COMMERCIAL FINANCIAL               INTERNATIONAL
                                               SERVICES GROUP                SERVICES GROUP                  BANKING GROUP
                                          YEARS ENDED DECEMBER 31,      YEARS ENDED DECEMBER 31,        YEARS ENDED DECEMBER 31,
                                   --------------------------------   ------------------------------   ----------------------------
                                       1999       2000       2001       1999        2000        2001      1999      2000      2001
                                   ---------- ---------- ----------   --------  --------    --------   -------   -------   -------

RESULTS OF OPERATIONS
  (DOLLARS IN THOUSANDS):
  Net interest income............. $  697,113 $  729,807 $  694,715   $596,082  $743,346    $675,898   $43,824   $34,971   $39,479
  Noninterest income..............    370,917    412,197    432,009    133,994   173,141     158,462    56,201    60,114    59,022
                                   ---------- ---------- ----------   --------  --------    --------   -------   -------   -------
  Total revenue...................  1,068,030  1,142,004  1,126,724    730,076   916,487     834,360   100,025    95,085    98,501
  Noninterest expense(1)..........    760,163    722,013    749,851    284,680   303,211     316,164    52,275    54,299    57,364
  Credit expense (income).........     53,410     48,582     41,555     98,916   120,874     149,713    13,948     7,008     4,424
                                   ---------- ---------- ----------   --------  --------    --------   -------   -------   -------
  Income (loss) before income tax
    expense (benefit).............    254,457    371,409    335,318    346,480   492,402     368,483    33,802    33,778    36,713
  Income tax expense (benefit)....     98,375    142,064    128,259    127,175   176,053     123,495    12,927    12,920    14,043
                                   ---------- ---------- ----------   --------  --------    --------   -------   -------   -------
  Net income...................... $  156,082 $  229,345 $  207,059   $219,305  $316,349    $244,988   $20,875   $20,858   $22,670
                                   ========== ========== ==========   ========  ========    ========   =======   =======   =======

AVERAGE BALANCES
  (DOLLARS IN MILLIONS):
  Total loans(2)..................     $8,320     $8,094     $8,871    $14,729   $16,798     $15,664    $1,050      $959      $987
  Total assets....................      9,315      9,020      9,833     16,127    18,597      17,510     1,589     1,489     1,342
  Total deposits(2)...............     14,201     14,155     14,256      5,888     6,394       7,173       815     1,029     1,419
FINANCIAL RATIOS:
  Risk adjusted return on capital.         26%        41%        36%        18%       20%         14%       18%       22%       27%
  Return on average assets........       1.68       2.54       2.11       1.36      1.70        1.40      1.31      1.40      1.69
  Efficiency ratio(3).............       71.2       63.2       66.6       39.0      33.1        37.9      52.3      57.1      58.2


                                                GLOBAL                                                      UNIONBANCAL
                                            MARKETS GROUP                    OTHER                          CORPORATION
                                      YEARS ENDED DECEMBER 31,        YEARS ENDED DECEMBER 31,        YEARS ENDED DECEMBER 31,
                                     --------------------------   ------------------------------ ----------------------------------
                                       1999     2000      2001       1999      2000       2001      1999        2000        2001
                                     -------   -------  -------   --------   --------   -------- ----------  ---------- -----------
RESULTS OF OPERATIONS
  (DOLLARS IN THOUSANDS):
  Net interest income.............    $60,884  $21,186  $47,793    $17,930    $55,130    $66,157 $1,415,833  $1,584,440  $1,524,042
  Noninterest income..............     15,954   (7,083)  19,633      9,693      8,811     47,278    586,759     647,180     716,404
                                      -------  -------  -------   --------  ---------   -------- ----------  ----------  ----------
  Total revenue...................     76,838   14,103   67,426     27,623     63,941    113,435  2,002,592   2,231,620   2,240,446
  Noninterest expense(1)..........     20,826   15,757   24,064    164,029     34,905     92,731  1,281,973   1,130,185   1,240,174
  Credit expense (income).........          -        -      200   (101,274)   263,536     89,108     65,000     440,000     285,000
                                      -------  -------  -------   --------  ---------   -------- ----------  ----------  ----------
  Income (loss) before income tax
    expense (benefit).............     56,012   (1,654)  43,162    (35,132)  (234,500)   (68,404)   655,619     661,435     715,272
  Income tax expense (benefit)....     21,517     (633)  16,510    (46,106)  (108,869)   (48,463)   213,888     221,535     233,844
                                      -------  -------  -------   --------  ---------   -------- ----------  ----------  ----------
  Net income......................    $34,495  $(1,021) $26,652    $10,974  $(125,631)  $(19,941)  $441,731    $439,900    $481,428
                                      =======  =======  =======    =======  =========   ======== ==========  ==========  ==========

AVERAGE BALANCES
  (DOLLARS IN MILLIONS):
  Total loans(2)..................     $   -    $   -    $   80     $  926       $459       $349    $25,025     $26,310     $25,951
  Total assets....................      3,887    3,740    5,210      1,223        826        724     32,141      33,672      34,619
  Total deposits(2)...............      3,053    3,235    2,928        (63)       715        766     23,893      25,528      26,542
FINANCIAL RATIOS:
  Risk adjusted return on capital.         21%      (1)%      8%        na         na         na         na          na          na
  Return on average assets........       0.89    (0.03)    0.51         na         na         na       1.37%       1.31%       1.39%
  Efficiency ratio(3).............       27.1    111.7     35.7         na         na         na       64.0        50.6        55.3
_________________

(1)      "Other"  includes the 3rd quarter 1999  restructuring  charge of $85 million ($55.2  million,  net of tax)
         and 2000 restructuring credits of $19.0 million ($11.8 million, net of taxes).
(2)      Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.
(3)      The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income and noninterest income. Foreclosed asset expense (income) was $(1.3) million in 1999,
         $(0.1) million in 2000 and ($0.0) million for 2001.
na = not applicable


         COMMUNITY BANKING AND INVESTMENT SERVICES GROUP

         The Community Banking and Investment Services Group strives to provide the best possible financial products to individuals and small businesses including a broad set of credit, deposit, trust products, and risk management and insurance products delivered through branches, relationship managers, private bankers, trust administrators, and insurance agents. The Community Banking and Investment Services

Group provides its customers with high quality customer service executed through a number of responsive and efficient delivery channels.

         In 2001, net income decreased $22.3 million, or 10 percent, compared to the prior year. Total revenue decreased $15.3 million, or 1 percent, compared to a year earlier. Despite increased asset and deposit volumes, net interest income decreased $35.1 million over the prior year primarily due to the declining interest rate environment. Noninterest income was $19.8 million higher than the prior year. Excluding auto lease residual writedowns of $33.5 million and $28.3 million, in 2000 and 2001, respectively, noninterest income increased 3 percent compared to a year earlier mainly due to higher deposit-related service fees and a $10.9 million gain on the sale of our Guam and Saipan branches. Noninterest expense increased $27.8 million, or 4 percent, compared to a year earlier with the majority of that increase being attributable to higher salaries and employee benefits and an increase in advertising expense mainly related to deposit gathering, small business growth, and residential loan growth year-over-year.

         In 2001, the Community Banking and Investment Services Group has been emphasizing growth in the consumer asset portfolio, expanding wealth management services, extending the small business franchise and expanding the branch network. The strategy for growing the consumer asset portfolio primarily focuses on mortgage and home equity products, originated through the branch network, as well as through channels such as wholesalers, correspondents, and whole loan purchases. Residential loans have grown by $1.5 billion, or 45 percent, since the same period last year. The Wealth Management division is focused on becoming the preferred provider of banking and investment products for affluent individuals in geographic areas already served by us. We expect to achieve this distinction by providing superior service, offering a broad product suite, increasing the number of banking locations convenient to the targeted clientele and improving our cross-selling programs. Our acquisition of Copper Mountain Trust Company in January 2001 is expected to enhance our growing custody and 401(k) administration businesses. Core elements of the initiative to extend our small business franchise include enhancing the sales force, increasing marketing activities, introducing new insurance and trade finance products, adding new locations, and developing online capabilities to complement physical distribution. Expansion of the distribution network will be achieved through acquisitions and de novo branching. Expansion opportunities exist in both Southern California, where we have a particularly strong presence, and Northern California.

         In addition to our traditional network channels, the Community Banking and Investment Services Group has an established alliance with Navicert Financial Corporation, doing business as NIX Check Cashing and Operation Hope. This alliance has allowed our small business and consumer clients access to a unique blend of financial services combining the NIX Check Cashing services, Union Bank of California Banking Services and Operation Hope small business education services. ATM and other account services are available today through selected NIX Check Cashing locations with future services planned to include applications for consumer loans, credit cards, new and used car loans, home equity loans and residential mortgages. The NIX Check Cashing alliance complements our current network of 15 Cash and Save(R) outlets located throughout Southern and Central California.

         The Community Banking and Investment Services Group is comprised of five major divisions: Community Banking, Wealth Management, Institutional
Services and Asset Management, Government and Not-For-Profit Markets, and Insurance Services.

         COMMUNITY BANKING serves over one million consumer households and businesses through its 245 full-service branches in California, six full-service branches in Oregon and Washington, and its network of 471 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our Bank@Home product at www.UBOC.com. In addition, the division offers automated teller and point-of-sale debit services through our membership in the STAR System, the largest shared ATM network in the Western United States. As previously announced, Union Bank of California's branch offices in Guam and Saipan were sold to First Hawaiian Bank on November 9, 2001.

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

         INSTITUTIONAL SERVICES AND ASSET MANAGEMENT provides investment manage-
ment  and  administration   services  for  a  broad  range  of  individuals  and
institutions.

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

         o Business Trust provides retirement services, which includes trustee services, investment management, and 401(k) administration and record keeping, to businesses, professional corporations, government agencies, unions and non-profit organizations. Business Trust's strategy is to leverage the Bank's existing commercial relationships and third-party distribution network, which includes attorneys, certified public accountants and third party administration firms.

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

         INSURANCE SERVICES provides a full range of cost-effective risk manage-ment services and insurance products to business and retail customers.

         o The group, which includes our fourth quarter acquisition of Armstrong/Robitaille Business and Insurance Services, a regional insurance broker, offers its risk management and insurance products through offices in California and Oregon.

         Through alliances with other financial institutions, the Community Banking and Investment Services Group offers additional products and services, such as credit cards, leasing, and asset-based and leveraged financing.

         The group competes with larger banks by providing service quality superior to that of its major competitors. The group's primary means of competing with community banks include its large and convenient branch network and its reputation for innovative use of technology to deliver banking services. At December 31, 2001, we have the fifth largest branch network among depository institutions in California. We also offer convenient banking hours to consumers through our drive-through banking locations and selected branches that are open seven days a week.

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

         COMMERCIAL FINANCIAL SERVICES GROUP

         The Commercial Financial Services Group offers customized financing and cash management services to middle market and large corporate businesses primarily headquartered in the western United States. The Commercial Financial Services Group has continued to focus on customer segmentation, allowing the group to provide specialized financing expertise to specific geographic markets and industry segments such as Energy, Entertainment, Real Estate and Retail. Relationship managers and credit executives in the Commercial Financial Services Group provide credit services including commercial loans, accounts receivable and inventory financing, project financing, lease financing, trade financing and real estate financing. In addition to credit services, the group offers its customers access to high quality cash management services delivered through specialized deposit managers with extensive experience in cash management solutions for businesses.

         In 2001, net income decreased $71.4 million, or 23 percent, compared to the prior year. Net interest income decreased $67.4 million primarily due to lower asset volume and the declining rate environment. Noninterest income decreased $14.7 million due to net gains of $22.5 million in the Private Capital Portfolio from venture capital and equity investments in the prior year compared with net losses of $15.2 million sustained in 2001, partly offset by a 15 percent growth in all other noninterest income. This 15 percent growth was mainly due to higher deposit-related service fees and no lease residual writedowns in 2001 compared to $5.9 million in 2000. Noninterest expense increased $13.0 million, or 4 percent, compared to a year earlier due to higher expenses to support increased product sales and deposit volume. Credit expense increased $28.8 million due to higher historical losses in the portfolio.

         The group's initiatives during 2001 included expanding wholesale deposit activities, increasing domestic trade financing and expanding the item processing business. Loan growth strategies include originating, underwriting and syndicating loans in core competency markets, such as the California middle market, commercial real estate, energy, entertainment, equipment leasing and commercial finance. The Commercial Financial Services Group operates a strong processing business, including services such as check processing, front-end item processing, cash vault services and digital imaging. Opportunities for outsourcing these capabilities for correspondent banks, and credit unions are significant. In the processing business, Commercial Financial Services Group intends to build new capabilities, in addition to leveraging existing capabilities. Some new initiatives underway include cash management products with internet delivery, check truncation at point-of-sale, digital certificates and e-bill payment and presentment. The combination of expanded products and an emphasis on core competencies are expected to contribute to growth in operating earnings in 2002.

         The Commercial Financial Services Group is comprised of the following business units:

         o    the  Commercial   Banking   Division,   which  serves   California
              middle-market and large corporate companies with traditional commercial lending, trade financing, and asset-based loans;

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

         INTERNATIONAL BANKING GROUP

         The  International  Banking  Group  focuses on providing  correspondent banking and trade finance related products and services to international financial institutions worldwide, primarily in Asia. This focus includes products and services such as letters of credit, international payments, collections and financing of mostly short-term transactions. The group also serves certain foreign firms and U.S. corporate clients in selected countries where we have branches, including Hong Kong, Japan, Korea, the Philippines and Taiwan. In the U.S., the group serves subsidiaries and affiliates of non-Japanese Asian companies and U.S.

branches/agencies of foreign banks. The majority of the revenue generated by the International Banking Group is from customers domiciled outside of the U.S.

         In 2001, net income increased $1.8 million, or 9 percent, compared to the prior year. Total revenue increased $3.4 million, or 4 percent, compared to a year earlier. Despite decreased assets, net interest income increased $4.5 million over the prior year primarily due to higher deposit volumes and wider spreads. Noninterest income was $1.1 million lower than the prior year mainly attributed to higher gains from the sale of securities in the prior year. Noninterest expense increased $3.1 million, or 6 percent, compared to a year earlier with the majority of that increase being attributable to higher systems development and maintenance charges. And lastly, contributing to the group's overall increase in net income was lower portfolio exposure resulting in a $2.6 million reduction in credit expense compared to the prior year. The nature of the International Banking Group's business revolves around short-term, trade financing mostly to banks and service-related income, which tends to result in significantly lower credit risk when compared to other lending activities.

         The group has a long and stable history of providing correspondent banking and trade-related products and services to international financial institutions. We believe the group continues to be a market leader, achieving strong customer loyalty in the correspondent banking market by providing high quality products and services at competitive prices. The International Banking Group, headquartered in San Francisco, also maintains representative offices in other parts of Asia and Latin America and an international banking subsidiary in New York.

         GLOBAL MARKETS GROUP

         The Global Markets Group conducts business activities primarily to support the previously described business groups and their customers. This group offers a broad range of risk management products, such as foreign exchange contracts and interest rate swaps and options. It trades money market, government, agency, and other securities to meet investment needs of institutional and business clients of UnionBanCal Corporation. Another primary area of the group is treasury management for UnionBanCal Corporation, which encompasses wholesale funding, liquidity management, interest rate risk management, including securities portfolio management, and hedging activities.

         In 2001, net income was $26.7 million compared to a loss of $1.0 million in the prior year. Total revenue increased $53.3 million, or 378 percent, compared to a year earlier primarily resulting from a 126 percent increase in net interest income and a 377 percent increase in noninterest income. Net interest income increased $26.6 million compared to the prior year mainly due to an increase in hedge income that offsets our asset sensitivity in a declining rate environment and growth in earning assets as part of our asset/liability management strategy. Noninterest income increased $26.7 million compared to the prior year mainly due to current year gains of $9.8 million on the sale of securities in our securities available for sale portfolio compared to losses of $18.5 million in the prior year. These transactions were enacted as part of our asset/liability management strategy. Noninterest expense increased $8.3 million, or 53 percent, compared to a year earlier, primarily as a result of the effects of adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

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

         o    the  Credit  Management  Group,   containing  the  Special  Assets
              Division, which includes $408.3 million and $492.5 million of nonperforming assets for 2000 and 2001, respectively;

         o the Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered outside the U.S., mostly in Japan; and

         o    the residual costs of support groups.

         Net loss for "other" in 2001 was $19.9 million. The results were impacted by the following factors:

         o Credit expense of $89.1 million due to the difference between the $285.0 million in provision for credit losses calculated under our US GAAP methodology and the $195.9 million in expected losses for the reportable business segments, which utilizes the RAROC methodology, offset by

         o Net interest income of $66.2 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for demand deposits in the Pacific Rim Group.

         o Noninterest income of $47.3 million, which included a $20.7 million gain recognized when our stock holding in STAR System was exchanged for Concord EFS stock, a net gain of $13.9 million in securities, and a $6.1 million gain on the sale of a distressed loan held for sale.

         o    Noninterest expense of $92.7 million.

         Net loss for "other" in 2000 was $125.6 million. The results were impacted by the following factors:

         o Credit expense of $263.5 million due to the difference between the $440 million in provision for credit losses calculated under our US GAAP methodology and the $176.5 million in expected losses for the reportable business segments, which utilizes the RAROC methodology, offset by

         o Net interest income of $55.1 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for demand deposits in the Pacific Rim Group.

         o Noninterest expense of $35 million, which included $19 million in restructuring credits.

FINANCIAL PERFORMANCE GOALS

         In connection with our strategic initiatives, we have established long-term financial performance goals which serve as a tool for measuring long-term success of our operating strategies. Presently, these long-term financial performance goals include:

PERFORMANCE RATIO                                                       GOAL
------------------------------------------------------------------  ------------
o  Return on average common equity................................  15% to 17%
o  Earnings per share growth......................................  10% to 12%
o  Efficiency ratio...............................................  54% to 56%
o  Tangible common equity to assets...............................  7.5% to 8.5%

         Achievement of our long-term financial performance goals is subject to many risks and uncertainties, including those described under "Certain Business Risk Factors" beginning on page F-39.

         We periodically re-evaluate the various elements of our strategic plan, including our long-term financial performance goals. We expect to engage in such re-evaluation of these goals over the course of 2002 and continuing into 2003 as we develop the next phase of our strategic plan. Accordingly, such goals could well change as a result of this process and may change from time to time thereafter.


NET INTEREST INCOME

         The table below shows the major components of net interest income and net interest margin for the periods presented.

                                                                  YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------------------------
                                                         1999                                          2000
                                          -------------------------------------------       -------------------------------------
                                                             INTEREST       AVERAGE                        INTEREST       AVERAGE
                                            AVERAGE          INCOME/        YIELD/          AVERAGE          INCOME/       YIELD/
(DOLLARS IN THOUSANDS)                      BALANCE         EXPENSE(1)      RATE(1)         BALANCE          EXPENSE(1)   RATE(1)
-------------------------------------
ASSETS
Loans:(2)
  Domestic........................        $23,931,438       $1,862,037        7.78%      $25,260,924      $2,170,653        8.59%
  Foreign(3)......................          1,093,339           69,593        6.37         1,049,496          71,812        6.84
Securities-taxable................          3,287,983          205,899        6.26         3,426,164         221,606        6.47
Securities-tax-exempt.............             78,289            7,852       10.03            68,759           6,772        9.85
Interest bearing deposits in banks            203,752           12,174        5.97           174,769           9,126        5.22
Federal funds sold and securities
  purchased under resale agreements           156,839            8,108        5.17           131,449           8,160        6.21
Trading account assets............            265,482           12,293        4.63           268,169          15,519        5.79
                                          -----------       ----------                   -----------      ----------
  Total earning assets............         29,017,122        2,177,956        7.51        30,379,730       2,503,648        8.24

Allowance for credit losses.......          (453,126)                                      (509,653)
Cash and due from banks...........          2,026,730                                      2,140,369
Premises and equipment, net.......            434,313                                        429,668
Other assets......................          1,116,458                                      1,231,944
                                          -----------                                    -----------
  Total assets....................        $32,141,497                                    $33,672,058
                                          ===========                                    ===========

LIABILITIES
Domestic deposits:
  Interest bearing................         $5,704,138          143,334        2.51        $6,039,773         163,446        2.71
  Savings and consumer time.......          3,368,328          107,974        3.21         3,371,948         119,910        3.56
  Large time......................          4,107,360          205,587        5.01         4,550,938         274,052        6.02
Foreign deposits(3)...............          1,600,047           73,829        4.61         1,924,839         107,183        5.57
                                          -----------       ----------                   -----------      ----------
   Total interest bearing deposits         14,779,873          530,724        3.59        15,887,498         664,591        4.18
                                          -----------       ----------                   -----------      ----------
Federal funds purchased and
  securities sold under repurchase
  agreements......................          1,489,214           72,083        4.84         1,548,730          96,606        6.24
Commercial paper..................          1,529,814           77,041        5.04         1,521,614          94,905        6.24
Other borrowed funds..............            708,625           37,420        5.28           314,425          16,709        5.31
Medium and long-term debt.........            298,000           17,100        5.74           255,426          17,617        6.90
UnionBanCal Corporation-obligated
  mandatorily redeemable preferred
  securities of subsidiary grantor
  trust...........................            303,014           24,569        8.11           350,000          26,212        7.49
                                          -----------       ----------                   -----------      ----------
  Total borrowed funds............          4,328,667          228,213        5.27         3,990,195         252,049        6.32
                                          -----------       ----------                   -----------      ----------
  Total interest bearing liabilities       19,108,540          758,937        3.97        19,877,693         916,640        4.61
                                                            ----------                                    ----------
Noninterest bearing deposits......          9,113,172                                      9,640,049
Other liabilities.................            980,194                                      1,014,472
                                          -----------                                    -----------
  Total liabilities...............         29,201,906                                     30,532,214
SHAREHOLDERS' EQUITY
Common equity.....................          2,939,591                                      3,139,844
                                          -----------                                    -----------
  Total shareholders' equity......          2,939,591                                      3,139,844
                                          -----------                                    -----------
  Total liabilities and shareholders'     $32,141,497                                    $33,672,058
    equity                                ===========                                    ===========

Net interest income/margin
  (taxable-equivalent basis)......                           1,419,019       4.89%                         1,587,008        5.22%
Less: taxable-equivalent adjustment                              3,186                                         2,568
                                                            ----------                                    ----------
        Net interest income.............                    $1,415,833                                    $1,584,440
                                                            ==========                                    ==========


                                                   YEAR ENDED DECEMBER 31,
                                          -----------------------------------------
                                                            2001
                                          -----------------------------------------
                                                             INTEREST       AVERAGE
                                             AVERAGE          INCOME/       YIELD/
(DOLLARS IN THOUSANDS)                       BALANCE         EXPENSE(1)     RATE(1)
----------------------                       -------         ----------     -------
ASSETS
Loans:(2)
  Domestic........................        $24,898,011      $1,828,004        7.34%
  Foreign(3)......................          1,053,010          56,030        5.32
Securities-taxable................          4,669,695         290,019        6.21
Securities-tax-exempt.............             53,334           5,768       10.81
Interest bearing deposits in banks             70,510           2,850        4.04
Federal funds sold and securities
  purchased under resale agreements           217,369           6,844        3.15
Trading account assets............            329,853           7,853        2.38
                                          -----------      ----------
  Total earning assets............         31,291,782       2,197,368        7.02
                                                           ----------
Allowance for credit losses.......           (635,063)
Cash and due from banks...........          2,203,075
Premises and equipment, net.......            487,842
Other assets......................          1,271,586
                                          -----------
  Total assets....................        $34,619,222
                                          ===========

LIABILITIES
Domestic deposits:
  Interest bearing................         $6,211,821         138,457        2.23
  Savings and consumer time.......          3,421,933         106,177        3.10
  Large time......................          4,432,365         200,852        4.53
Foreign deposits(3)...............          1,931,190          69,830        3.62
                                          -----------      ----------
   Total interest bearing deposits         15,997,309         515,316        3.22
                                          -----------      ----------
Federal funds purchased and
  securities sold under repurchase
  agreements......................          1,243,933          52,153        4.19
Commercial paper..................          1,287,603          52,439        4.07
Other borrowed funds..............            464,033          20,180        4.35
Medium and long-term debt.........            217,534          10,445        4.80
UnionBanCal Corporation-obligated
  mandatorily redeemable preferred
  securities of subsidiary grantor
  trust...........................            352,345          20,736        5.88
                                          -----------      ----------
  Total borrowed funds............          3,565,448         155,953        4.37
                                          -----------      ----------
  Total interest bearing liabilities       19,562,757         671,269        3.43
                                                           ----------
Noninterest bearing deposits......         10,545,003
Other liabilities.................          1,043,743
                                          -----------
  Total liabilities...............         31,151,503
SHAREHOLDERS' EQUITY
Common equity.....................          3,467,719
                                          -----------
  Total shareholders' equity......          3,467,719
                                          -----------
  Total liabilities and shareholders'     $34,619,222
    equity                                ===========

Net interest income/margin
  (taxable-equivalent basis)......                          1,526,099        4.87%
Less: taxable-equivalent adjustment                             2,057
                                                           ----------
        Net interest income.............                   $1,524,042
                                                           ==========
_________________

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


         Net interest income, on a taxable-equivalent basis, was $1.5 billion in 2001, compared with $1.6 billion in the prior year. This decrease of $60.9 million, or 4 percent, was attributable primarily to a lower net interest margin, which was unfavorably impacted by the declining interest rate environment and a strategic shift in our loan portfolio to increase the mix of less volatile, yet lower yielding residential real estate loans. The declining interest environment contributed to lower yields on loans and other interest bearing assets and lower rates on most interest bearing liabilities. The overall lower interest rate environment resulted in lower yields on average earning assets of 122 basis points, coupled with lower rates paid on average interest bearing liabilities of 118 basis points. The net interest margin decreased 35 basis points to 4.87 percent.

         Average earning assets were $31.3 billion in 2001, compared with $30.4 billion in the prior year. This growth was attributable to a $1.2 billion, or 35 percent, increase in average securities. The increase in average securities, which was comprised primarily of fixed rate available for sale securities, reflected liquidity and interest rate risk management actions. While average loans decreased by a modest $359.4 million, or 1 percent, over the prior year, our loan mix has substantially changed. Average residential mortgages were higher by $1.3 billion and commercial loans were lower by $1.4 billion, both of which resulted from a strategic portfolio shift from more volatile commercial loans. In addition, average real estate construction loans increased $209.1 million, average consumer loans decreased $309.5 million primarily due to the exiting of the automobile dealer lending business, which was announced in the third quarter of 2000, average lease financing decreased $105.8 million, and average commercial mortgages decreased $65.7 million.

         Deposit growth, especially in our title and escrow industries, has been a continued strength for us benefiting our lower cost of funds year-over-year. Average noninterest bearing deposits were $905.0 million, or 9 percent, higher over the prior year.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

         The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2000 and 2001. The changes in net interest income between periods have been reflected as attributable either to volume or to rate changes. For purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate.


                                                                             YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------------------------
                                                          2000 VERSUS 1999                           2001 VERSUS 2000
                                                   -----------------------------------    ------------------------------------------
                                                      INCREASE (DECREASE) DUE TO                 INCREASE (DECREASE) DUE TO
                                                            CHANGE IN                                  CHANGE IN
                                                   -----------------------------------    ------------------------------------------
                                                    AVERAGE      AVERAGE         NET        AVERAGE        AVERAGE           NET
(DOLLARS IN THOUSANDS)                              VOLUME        RATE         CHANGE       VOLUME          RATE           CHANGE
----------------------                             --------     --------      --------    ---------       ----------      ----------
CHANGES IN INTEREST INCOME
Loans:
  Domestic.................................        $103,434     $205,182      $308,616    $ (31,174)      $(311,475)      $(342,649)
  Foreign(1)...............................          (2,793)       5,012         2,219          240         (16,022)        (15,782)
Securities-taxable.........................           8,650        7,057        15,707       80,456         (12,043)         68,413
Securities-tax-exempt......................            (956)        (124)       (1,080)      (1,519)            515          (1,004)
Interest bearing deposits in banks.........          (1,730)      (1,318)       (3,048)      (5,442)           (834)         (6,276)
Federal funds sold and securities purchased
  under resale agreements..................          (1,313)       1,365            52        5,336          (6,652)         (1,316)
Trading account assets.....................             124        3,102         3,226        3,572         (11,238)         (7,666)
                                                   --------     --------      --------    ---------       ---------       ---------
  Total earning assets.....................         105,416      220,276       325,692       51,469        (357,749)       (306,280)
                                                   --------     --------      --------    ---------       ---------       ---------
CHANGES IN INTEREST EXPENSE
Domestic deposits:
  Interest bearing.........................        $  8,424     $ 11,688      $ 20,112    $   4,663       $ (29,652)      $ (24,989)
  Savings and consumer time................             116       11,820        11,936        1,779         (15,512)        (13,733)
  Large time...............................          22,223       46,242        68,465       (7,138)        (66,062)        (73,200)
Foreign deposits(1)........................          14,973       18,381        33,354          354         (37,707)        (37,353)
                                                   --------     --------      --------    ---------       ---------       ---------
  Total interest bearing deposits..........          45,736       88,131       133,867         (342)       (148,933)       (149,275)
                                                   --------     --------      --------    ---------       ---------       ---------
Federal funds purchased and securities sold
  under repurchase agreements..............           2,881       21,642        24,523      (19,019)        (25,434)        (44,453)
Commercial paper...........................            (413)      18,277        17,864      (14,602)        (27,864)        (42,466)
Other borrowed funds.......................         (20,814)         103       (20,711)       7,944          (4,473)          3,471
Medium and long-term debt..................          (2,444)       2,961           517       (2,615)         (4,557)         (7,172)
UnionBanCal Corporation-obligated
  mandatorily redeemable preferred
  securities of subsidiary grantor trust...           3,811       (2,168)        1,643          176          (5,652)         (5,476)
                                                   --------     --------      --------    ---------       ---------       ---------
  Total borrowed funds.....................         (16,979)      40,815        23,836      (28,116)        (67,980)        (96,096)
                                                   --------     --------      --------    ---------       ---------       ---------
  Total interest bearing liabilities.......          28,757      128,946       157,703      (28,458)       (216,913)       (245,371)
                                                   --------     --------      --------    ---------       ---------       ---------
  Changes in net interest income...........        $ 76,659     $ 91,330      $167,989    $  79,927       $(140,836)      $ (60,909)
                                                   ========     ========      ========    =========       =========       =========
__________________

(1)      Foreign loans and deposits are those loans and deposits originated in foreign branches.


NONINTEREST INCOME

                                                                                               INCREASE (DECREASE)
                                                                                   ----------------------------------------------
                                                                                             YEARS ENDED DECEMBER 31,
                                                                                   ----------------------------------------------
                                                YEARS ENDED DECEMBER 31,            2000 VERSUS 1999            2001 VERSUS 2000
                                           -----------------------------------     -------------------        -------------------
(DOLLARS IN THOUSANDS)                       1999         2000          2001       AMOUNT      PERCENT        AMOUNT      PERCENT
---------------------------------------    --------     --------      --------     -------     -------        -------     -------
Service charges on deposit accounts....    $172,700     $210,257      $245,116     $37,557         22%        $34,859         17%
Trust and investment management fees...     140,878      154,387       154,092      13,509          10           (295)         -
Merchant transaction processing fees...      68,037       73,521        80,384       5,484           8          6,863          9
International commissions and fees.....      70,801       71,189        71,337         388           1            148          -
Brokerage commissions and fees.........      27,038       35,755        36,317       8,717          32            562          2
Merchant banking fees..................      38,036       48,985        33,532      10,949          29        (15,453)       (32)
Foreign exchange trading gains, net....      20,430       28,057        26,565       7,627          37         (1,492)        (5)
Gain on exchange of STAR System stock..           -            -        20,700           -           -         20,700         nm
Securities gains, net..................       7,941        8,784         8,654         843          11           (130)        (1)
Other..................................      40,898       16,245        39,707     (24,653)        (60)        23,462        144
                                           --------     --------      --------     -------                    -------
  Total noninterest income.............    $586,759     $647,180      $716,404     $60,421         10%        $69,224         11%
                                           ========     ========      ========     =======                    =======
__________________

nm = not meaningful

         In 2001, noninterest income was $716.4 million, an increase of $69.2 million, or 11 percent, over the prior year. This increase was primarily due to a $34.9 million increase in service charges on deposit accounts, a $20.7 million gain recognized when our stock holding in STAR System was exchanged for Concord EFS stock, a $10.9 million gain on the sale of our Guam and Saipan branches, lower auto lease residual writedowns of $10.2 million in the current year, and a $6.9 million increase in merchant transaction processing fees, partially offset by a $15.5 million decrease in merchant banking fees, and a $4.1 million gain on the sale of a building in the prior year.

         o Revenue from service charges on deposit accounts was $245.1 million, an increase of 17 percent over the prior year. The increase was primarily attributable to a 4 percent increase in average deposits, lower earnings credits on customer deposit balances, and higher overdraft fees due to a change in fee structures in 2000.

         o Trust and investment management fees were $154.1 million for 2001, a decrease of less than 1 percent over the prior year. This decrease included $6.3 million in incremental revenue resulting from the acquisition of Copper Mountain Trust Company, which occurred on January 31,  2001.  Excluding  Copper  Mountain  Trust
              Company, fees from pre-existing businesses were lower year-over-year primarily due to market conditions in 2001 compared to 2000 and their impact on transaction and asset-based fees. Overall assets under administration, including those administered by Copper Mountain Trust Company, grew to $140.4 billion at year-end, an increase of 3 percent over 2000.

         o Merchant transaction processing fees were $80.4 million, an increase of 9 percent over the prior year. The increase was primarily due to an increase in the volume of merchant credit card drafts and the introduction of the enhanced Gold and Platinum version of our standard Master Money Card (debit card) aimed at stimulating consumer usage for higher dollar purchases.

         o Merchant banking fees were $33.5 million, a decrease of 32 percent from the prior year. The decrease was primarily due to lower demand for syndication and investment banking activities as a result of market conditions in 2001.

         o Securities gains, net, were $8.7 million, a decrease of 1 percent from the prior year. In the current year, we had realized gains of $29.9 million including gains of $9.8 million on the securities in our securities available for sale portfolio, which were sold as part of our asset/liability management strategy, a $9.5 million gain on the sale of our Concord EFS stock, and $6.0 million in realized gains on venture capital and equity investments, which were partially offset by permanent writedowns on venture capital and equity investments of $21.3 million.

         o All other categories of noninterest income totaled $194.6 million, an increase of 29 percent over the prior year. This increase was mainly due to a $20.7 million gain recognized when our stock holding in STAR System was exchanged for Concord EFS stock in the current year, a $10.9 million gain on the sale of our Guam and Saipan branches in the current year, and lower auto lease residual writedowns of $10.2 million in the current year, partially offset by a $4.1 million gain on the sale of a building in the prior year.


NONINTEREST EXPENSE


                                                                                                     INCREASE (DECREASE)
                                                                                     --------------------------------------------
                                                                                                   YEARS ENDED DECEMBER 31,
                                                                                     --------------------------------------------
                                                   YEARS ENDED DECEMBER 31,            2000 VERSUS 1999          2001 VERSUS 2000
                                            -----------------------------------      -------------------        -----------------
(DOLLARS IN THOUSANDS)                         1999         2000        2001           AMOUNT    PERCENT          AMOUNT  PERCENT
-----------------------------------------   ----------   ----------  ----------      ---------   -------         -------- -------

Salaries and other compensation..........   $  539,056   $  517,459  $  547,549      $ (21,597)       (4)%       $ 30,090       6%
Employee benefits........................      122,288       83,003     112,291        (39,285)      (32)          29,288      35
                                            ----------   ----------  ----------      ---------                   --------
  Salaries and employee benefits.........      661,344      600,462     659,840        (60,882)       (9)          59,378      10
Net occupancy............................       90,162       92,567      95,152          2,405         3            2,585       3
Equipment................................       67,095       63,290      64,357         (3,805)       (6)           1,067       2
Merchant transaction processing..........       49,435       49,609      52,789            174         -            3,180       6
Communications...........................       43,179       43,744      50,439            565         1            6,695      15
Professional services....................       38,399       42,042      38,480          3,643         9           (3,562)     (8)
Advertising and public relations.........       27,163       29,125      37,710          1,962         7            8,585      29
Data processing..........................       31,811       34,803      35,732          2,992         9              929       3
Software.................................       24,519       24,037      31,766           (482)       (2)           7,729      32
Intangible asset amortization............       13,980       13,352      14,340           (628)       (4)             988       7
Foreclosed asset income..................       (1,344)         (80)        (13)         1,264        nm               67      nm
Restructuring charge (credit)............       85,000     (19,000)           -       (104,000)       nm           19,000      nm
Other....................................      151,230      156,234     159,582          5,004         3            3,348       2
                                            ----------   ----------  ----------      ---------                   --------
  Total noninterest expense..............   $1,281,973   $1,130,185  $1,240,174      $(151,788)      (12)%       $109,989      10%
                                            ==========   ==========  ==========      =========                   ========
________________

nm = not meaningful

         In 2001, noninterest expense was $1.2 billion, an increase of $91.0 million, or 8 percent, over the prior year, after excluding the restructuring credits recognized in 2000. This increase was mostly due to a $59.4 million increase in salaries and employee benefits, an $8.6 million increase in advertising and public relations expense, a $7.7 million increase in software expense, and a $15.3 million increase in all of the other noninterest expense categories.

         o Salaries and employee benefits were $659.8 million, an increase of 10 percent over the prior year. This increase was primarily due to an increase in salaries and employee benefits necessary to achieve our strategic goals to expand key businesses, annual merit increases, higher 401(k) plan and health insurance expenses in the current year, and a one-time credit for an accounting methodology change in recognizing pension expense of $16.0 million in the first quarter of 2000.

         o Advertising and public relations expense was $37.7 million, an increase of 29 percent over the prior year. This increase was primarily attributed to higher marketing expenditures on programs targeted toward increasing growth in deposits, small business relationships, and residential mortgages.

         o Software expense was $31.8 million, an increase of 32 percent, over prior year. This increase was primarily from higher software depreciation and software maintenance contract expenses related to the implementation of ebusiness and automation initiatives.

         o All other categories of noninterest expense totaled $510.9 million, an increase of 3 percent over the prior year, after excluding the restructuring credits recognized in 2000. This increase was mainly due to the recognition of a loss of $6.2 million at adoption of SFAS No. 133, higher operating losses of $7.0 million including higher legal settlements and forgery losses in 2001, and higher derivative-related expenses of $3.7 million due to changes in the value of a portion of the interest rate options that were excluded from hedge accounting under SFAS No. 133.

INCOME TAX EXPENSE

                                               YEARS ENDED DECEMBER 31,
                                         -----------------------------------
(DOLLARS IN THOUSANDS)                     1999         2000          2001
---------------------------------------  --------     --------      --------
Income before income taxes.............  $655,619     $661,435      $715,272
Income tax expense.....................   213,888      221,535       233,844
Effective tax rate.....................        33%          33%           33%


         The effective tax rate was 33 percent for 1999, 2000, and 2001. During 1999, we recognized a net tax benefit of $10.7 million as a result of various tax refunds. Excluding this tax benefit, our effective tax rate would have been 34 percent. We filed our 1999 and 2000, and intend to file our 2001, California franchise tax returns on a worldwide unitary basis, incorporating the financial results of BTM and its worldwide affiliates. For additional information regarding 2000 and 2001 income tax expense, see Note 8 to our Consolidated Financial Statements included in this Form 10-K.

CREDIT RISK MANAGEMENT

         Our principal business activity is the extension of credit in the form of loans and credit substitutes to individuals and businesses. Our policies and applicable laws and regulations governing the extension of credit require risk analysis including an extensive evaluation of the purpose of the request and the borrower's ability and willingness to repay us as scheduled. Our evaluation also includes ongoing portfolio and credit management through portfolio diversification, lending limit constraints, credit review and approval policies, and extensive internal monitoring.

         We manage and control credit risk through diversification of the portfolio by type of loan, industry concentration, dollar limits on multiple loans to the same borrower, geographic distribution and type of borrower. Geographic diversification of loans originated through our branch network is generally within California, Oregon and Washington, which we consider to be our principal markets. In addition, we originate and participate in lending activities outside these states, as well as internationally.

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

         We have a Credit Review and Management Committee chaired by the Chief Credit Officer and composed of the Chief Executive Officer and other executive officers that establishes overall risk appetite, portfolio concentration limits, and credit risk rating methodology. This committee is supported by the Credit Policy Forum, composed of lending group Senior Credit Officers that have responsibility for establishing credit policy, credit underwriting criteria, and other risk management controls including the approval of business strategies. Credit Administration under the direction of the Senior Credit Officers has responsibility for administering the credit approval process and related policies. Policies require an extensive evaluation of credit requests and continuing review of existing credit in order to promptly identify, monitor, and quantify evidence of deterioration in asset credit quality or potential loss.

         As another part of the control process, an internal credit examination function provides the Board of Directors with an independent assessment of both the level of portfolio quality and the effectiveness of the Bank's credit management process. At the portfolio level, the Credit Examination Group reviews existing and proposed credit policies, underwriting guidelines, and portfolio management practices to determine that credit risks are appropriately defined and controlled. In addition, this group routinely reviews the accuracy and timeliness of risk grades assigned to individual borrowers to ensure that the line driven credit risk identification and grading process is functioning properly. The Credit Examination Group summarizes its significant findings on a regular basis and provides recommendations for corrective action when credit management or control deficiencies are identified.

LOANS

         The following table shows loans outstanding by loan type and as a percentage of total loans for 1997 through 2001.


                                                                             DECEMBER 31,
                                          ----------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                          1997             1998             1999             2000             2001
----------------------------------------  --------------   --------------   --------------   --------------   --------------
Domestic:
  Commercial, financial and industrial..  $10,747    47%   $13,120    54%   $14,177    55%   $13,749    53%   $11,476    46%
  Construction..........................      293      1       440      2       648      3       939      4     1,060      4
  Mortgage:
   Residential..........................    2,961     13     2,628     11     2,581     10     3,295     13     4,788     19
   Commercial...........................    2,952     13     2,975     12     3,572     14     3,348     13     3,591     15
                                          -------          -------          -------          -------          -------
     Total mortgage.....................    5,913     26     5,603     23     6,153     24     6,643     26     8,379     34
  Consumer:
   Installment..........................    2,091      9     1,985      8     1,922      7     1,656      6     1,200      5
   Home equity..........................      993      5       818      4       728      3       755      3       859      3
   Credit card and other lines of
    credit..............................      270      1         -      -         -      -         -      -         -      -
                                          -------          -------          -------          -------          -------
     Total consumer.....................    3,354     15     2,803     12     2,650     10     2,411      9     2,059      8
  Lease financing.......................      875      4     1,032      4     1,149      4     1,134      4       979      4
                                          -------          -------          -------          -------          -------
     Total loans in domestic offices....   21,182     93    22,998     95    24,777     96    24,876     96    23,953     96
Loans originated in foreign branches....    1,559      7     1,298      5     1,136      4     1,134      4     1,041      4
                                          -------          -------          -------          -------          -------
     Total loans........................  $22,741   100%   $24,296   100%   $25,913   100%   $26,010   100%   $24,994   100%
                                          =======          =======          =======          =======          =======

         Our lending activities are predominantly domestic, with such loans comprising 96 percent of the total loan portfolio at December 31, 2001. Total loans at December 31, 2001 were $25.0 billion, a decrease of $1.0 billion, or 4 percent, from December 31, 2000. The decrease was attributable to declines in the commercial, financial and industrial loan portfolio, which decreased $2.3 billion and the consumer loan portfolio, which decreased $352 million, partially offset by the growth in the residential mortgage loan portfolio, which increased $1.5 billion, and the commercial mortgage loan portfolio, which increased $243 million.

COMMERCIAL, FINANCIAL AND INDUSTRIAL LOANS

         Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are extended principally to major corporations, middle market businesses, and small businesses, with no industry concentration exceeding 10 percent of total commercial, financial and industrial loans. This portfolio has a high degree of geographic diversification based upon our customers' revenue bases, which we believe lowers our vulnerability to changes in the economic outlook of any particular region of the U.S.

         Our commercial market lending originates primarily through our banking office network. These offices, which rely extensively on relationship-oriented banking, provide many services including cash management services, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a wide variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer's specific industry. Presently, we are active in the oil and gas, communications, media, entertainment, retailing and financial services industries.

         At December 31, 2001 and 2000, the commercial, financial and industrial loan portfolio was $11.5 billion, or 46 percent of total loans, and $13.7 billion, or 53 percent of total loans, respectively. The decrease of $2.3 billion, or 17 percent, from the prior year was primarily attributable to slower loan growth attributed to the current economic conditions, loan sales and reductions in our exposures in nonrelationship syndicated loans. Our nonrelationship syndicated loan portfolio, which at year-end 2001 comprised an estimated $900 million of our total commercial, financial, and industrial loans, has caused a disproportionate share of our credit problems. The reduction in commercial, financial, and industrial loans is consistent with our strategy to reduce our exposure to more volatile commercial loans and increase the percentage of more stable assets.

CONSTRUCTION AND COMMERCIAL MORTGAGE LOANS

         We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

         The construction loan portfolio totaled $1.1 billion, or 4 percent of total loans, at December 31, 2001, compared with $939 million, or 4 percent of total loans, at December 31, 2000. This growth of $121 million, or 13 percent, from the prior year was primarily attributable to a reasonably stable Southern California housing market during 2001, despite the slowdown in the economy.

         Commercial mortgages were $3.6 billion, or 15 percent of total loans, at December 31, 2001, compared with $3.3 billion or 13 percent at December 31, 2000. The commercial mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. The increase in commercial mortgages of $243 million, or 7 percent, from December 31, 2000, was also primarily due to a reasonably stable Southern California real estate market.

RESIDENTIAL MORTGAGE LOANS

         We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers, and loan by phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

         Residential mortgages were $4.8 billion, or 19 percent of total loans, at December 31, 2001, compared with $3.3 billion, or 13 percent of total loans, at December 31, 2000. The increase in residential mortgages of $1.5 billion, or 45 percent, from December 31, 2000, was influenced by our strategic decision to increase our residential mortgage portfolio utilizing additional channels such as wholesalers and correspondents, and to a lesser extent, the bulk whole loan purchase channel.

CONSUMER LOANS

         We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network. Consumer loans totaled $2.1 billion, or 8 percent of total loans, at December 31, 2001, compared with $2.4 billion, or 9 percent of total loans, at December 31, 2000. The decrease of $352 million, or 15 percent, was primarily attributable to exiting the automobile dealer lending business in the third quarter of 2000, partially offset by an increase in home equity loans.

LEASE FINANCING

         We enter into direct financing and leveraged leases through our Equipment Leasing Division. Lease financing totaled $1.0 billion, or 4 percent of total loans, at December 31, 2001, compared with $1.1 billion, or 4 percent of total loans, at December 31, 2000. As we previously announced, effective April 20, 2001, we discontinued our auto leasing activity. As of December 31, 2001, our remaining auto lease portfolio was $464 million, excluding a reserve for auto lease residuals of $55 million. Included in our lease portfolio are leveraged leases net of non-recourse debt of approximately $1.1 billion. We utilize a number of special purpose entities for our leverage leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the residual value of the leased assets for repayment.

LOANS ORIGINATED IN FOREIGN BRANCHES

         Our  loans  originated  in  foreign   branches  consist   primarily  of
short-term extensions of credit to financial institutions located primarily in Asia and to corporations in Japan, Korea and Taiwan.

         Loans originated in foreign branches totaled $1.0 billion, or 4 percent of total loans, at December 31, 2001 and $1.1 billion, or 4 percent of total loans, at December 31, 2000.

CROSS-BORDER OUTSTANDINGS

         Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of December 31, 1999, 2000 and 2001 for each country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. For those countries shown in the table below, we do not have significant local currency outstandings that are not hedged or are not funded by local currency borrowings.


                                                              PUBLIC        CORPORATIONS
                                             FINANCIAL        SECTOR         AND OTHER            TOTAL
(DOLLARS IN MILLIONS)                      INSTITUTIONS      ENTITIES        BORROWERS         OUTSTANDINGS
--------------------------------------     ------------      --------       ------------       ------------
December 31, 1999
  Japan...............................         $ 82            $-               $339               $421
  Korea...............................          422             -                 53                475
December 31, 2000
  Korea...............................         $507            $-               $ 46               $553
December 31, 2001
  Korea...............................         $514            $-                 $-               $514


PROVISION FOR CREDIT LOSSES

         We recorded a $440 million provision for credit losses in 2000, compared with a $285 million provision for credit losses in 2001. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below.

         Although our provision was significantly lower than the prior year, it is still at a high level. Our provision for 2001, was affected by the following factors:

         o The continuing application of strict standards to the definitions of potential and well-defined weaknesses in our loan portfolio, resulting in high levels of criticized assets,

         o The high level of charge-offs resulting from continued active management of the portfolio through loan sales, and

         o    The increasing, but slowing, levels of nonaccrual loans.

ALLOWANCE FOR CREDIT LOSSES

         The following table reflects the allowance allocated to each respective loan category at period end and as a percentage of the total period end balance of that loan category, as set forth in the "Loans" table on page F-19.


                                                                                       DECEMBER 31,
                                                              -------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                1997                 1998                   1999
------------------------------------------------------        -----------------     ------------------     ----------------
Domestic:
  Commercial, financial, and industrial...............        $123,610     1.15%    $145,100      1.11%    $238,200    1.68%
  Construction........................................           3,221     1.10        5,500      1.25       10,000    1.54
  Mortgage:
   Residential........................................           2,700     0.09        1,100      0.04          800    0.03
   Commercial.........................................          60,680     2.06       17,500      0.59       21,900    0.61
                                                              --------              --------               --------
     Total mortgage...................................          63,380     1.07       18,600      0.33       22,700    0.37
  Consumer:
   Installment........................................          11,400     0.55       20,900      1.05       14,900    0.78
   Home equity........................................           3,600     0.36        3,800      0.46          900    0.12
   Credit card and other lines of credit..............          30,500    11.30            -         -            -       -
                                                              --------              --------               --------
     Total consumer...................................          45,500     1.36       24,700      0.88       15,800    0.60
  Lease financing.....................................           4,862     0.56        3,800      0.37        4,600    0.40
                                                              --------              --------               --------
     Total domestic allowance.........................         240,573     1.14      197,700      0.86      291,300    1.18
Foreign allowance.....................................          39,313     2.52       47,000      3.62       17,200    1.51
Unallocated...........................................         171,806               214,628                161,878
                                                              --------              --------               --------
     Total allowance for credit losses................        $451,692     1.99%    $459,328      1.89%    $470,378    1.82%
                                                              ========              ========               ========

                                                                                                   DECEMBER 31,
                                                                                    ---------------------------------------
(DOLLARS IN THOUSANDS)                                                                     2000                  2001
-------------------------------------------------------------------------------     ------------------     ----------------
Domestic:
  Commercial, financial, and industrial........................................     $452,400      3.29%    $399,900    3.48%
  Construction.................................................................       10,200      1.09       12,300    1.16
  Mortgage:
   Residential..................................................................       1,000      0.03        1,400    0.03
   Commercial...................................................................      19,100      0.57       21,100    0.59
                                                                                    --------               --------
     Total mortgage...............................................................    20,100      0.30       22,500    0.27
  Consumer:
   Installment..................................................................      17,500      1.06       13,600    1.13
   Home equity..................................................................       1,000      0.13          900    0.10
   Credit card and other lines of credit........................................           -                      -
                                                                                    --------               --------
     Total consumer...............................................................    18,500      0.77       14,500    0.70
  Lease financing..............................................................        7,900      0.70       12,000    1.23
                                                                                    --------               --------
     Total domestic allowance.....................................................   509,100      2.05      461,200    1.93
Foreign allowance..............................................................        3,400      0.30        1,800    0.17
Unallocated....................................................................      101,402                171,509
                                                                                    --------               --------
     Total allowance for credit losses............................................  $613,902      2.36%    $634,509    2.54%
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

         The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, leases and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are developed in the following ways:

         o Pass graded, for commercial, financial, and industrial loans, as well as all problem graded loan loss factors are derived from a migration model that tracks historical loss over a period, which we believe captures the inherent losses on our loan portfolio,

         o Pass graded loan loss factors are based on the average annual net charge-off rate over a period for commercial real estate loans and construction loans reflective of a full economic cycle,

         o Pooled loan loss factors (not individually graded loans) are based on expected net charge-offs for one year. Pooled loans are loans that are homogeneous in nature, such as consumer installment, home equity, and residential mortgage loans and automobile leases.

         We believe that a business cycle is a period in which both upturns and downturns in the economy have been reflected. The long-term nature of the recent economic expansion has required us to extend our historical perspective to capture the highs and lows of a more typical economic cycle.

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

         The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio. The actual losses can vary from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration model that is used to establish the loan loss factors for problem graded loans and pass graded commercial, financial, and industrial loans is designed to be self-correcting by taking into account our loss experience over prescribed periods. Similarly, by basing the pass graded loan loss factors over a period reflective of a business cycle, the methodology is designed to take our recent loss experience for commercial real estate mortgages and construction loans into account. Pooled loan loss factors are adjusted quarterly based upon the level of net charge-offs expected by management in the next twelve months. Furthermore, based on management's judgement, our methodology permits adjustments to any loss factor used in the computation of the formula allowance for significant factors, which affect the collectibility of the portfolio as of the evaluation date, but are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

 COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES

         At December 31, 1999, our total allowance for credit losses was $470 million, or 1.82 percent of the total loan portfolio and 281 percent of total nonaccrual loans. At December 31, 2000, our total allowance for credit losses was $614 million, or 2.36 percent of the total loan portfolio and 153 percent of total nonaccruals. At December 31, 2001, our total allowance for credit losses was $635 million or 2.54 percent of the total loan portfolio and 129 percent of total nonaccrual loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 1999, total impaired loans were $167 million, and the associated impairment allowance was $42 million compared with $400 million and $118 million, respectively, at December 31, 2000 and $492 million and $98 million, respectively, at December 31, 2001.

         Prior to 2000, our credit policy prescribed that our unallocated allowance include a component in respect of model and estimation risk equal to 20% to 25% of the allocated allowance. The primary reason for this component of the unallocated allowance was the dissimilarity of the loss histories of our predecessor institutions, Union Bank and Bank of California, prior to their combination in 1996. As part of our ongoing effort to refine our allowance methodology, we conducted a review of model imprecision for our pass and problem graded loans, which was completed in 2000, thereby eliminating the need for a separate model imprecision component.

         During 1999, 2000 and 2001, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses, except that we adjusted the periods contained within the model to what we believe reflects a business cycle. The impact of this adjustment in the formula allowance for 1999 increased the formula allowance by $28 million. There was no material impact on the formula allowance for these adjustments in 2000 or 2001. Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, also affected the assessment of the unallocated allowance. Estimation risk, which continues to be present in the allowance for credit losses, is included as part of our attributed factors within the unallocated allowance for credit losses for the years 2000 and 2001.

         We recorded a $65 million provision in 1999, a $440 million provision in 2000 and a $285 million provision in 2001. Although the level of net charge-offs and the decline of nonperforming loans during 1998 favorably impacted our asset quality ratios, losses in certain sectors of our commercial, financial and industrial loans have been steadily increasing since then. Losses inherent in these types of credits are more difficult to assess because historically these have been more volatile than losses from other credits.

         The following table sets forth the allowance for credit losses.

                                                                DECEMBER 31,
                                                          ----------------------
(DOLLARS IN MILLIONS)                                      1999    2000    2001
------------------------------------------------------    ------  ------  ------
Allocated allowance:
  Formula.............................................      $257    $380    $325
  Specific............................................        51     133     138
                                                          ------  ------  ------
     Total allocated allowance........................       308     513     463
Unallocated allowance.................................       162     101     172
                                                          ------  ------  ------
Total allowance for credit losses.....................      $470    $614    $635
                                                          ======  ======  ======


 CHANGES IN THE FORMULA AND SPECIFIC ALLOWANCES

         At December 31, 2000, the formula allowance increased by $123 million from the prior year, primarily due to the dramatic rise in criticized credits and the downward migration of loans within the criticized range. At December 31, 2001, the formula allowance declined by $55 million from the prior year, primarily due to a higher level of charge-offs, improving migration within the criticized range, and lower default loss rates.

         At December 31, 2000, the specific allowance increased by $82 million, due to the significant rise in our impaired loans. At December 31, 2001, the specific allowance increased by $5 million from the prior year as impaired loans continued to rise.

         At December 31, 1999, the allocated portion of the allowance for credit losses included $145 million related to special mention and classified credits, compared to $346 million at December 31, 2000 and $345 million at December 31, 2001. Special mention and classified credits are those that are internally risk graded as "special mention", "substandard" or "doubtful". Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as "doubtful" has critical weaknesses that make full collection improbable.

         Our problem credits continue to be centered in the commercial loan portfolio and mostly within syndicated loan purchases. Within our commercial loan portfolio, we are seeing a higher incidence of problem credits outside our primary areas of industry expertise. We continue to see no significant deterioration in the real estate or consumer loan portfolios, although there is a specific deterioration in Northern California real estate markets, which is being impacted by the slow down in the technology sector.

 CHANGES IN THE UNALLOCATED ALLOWANCE

         At December 31, 2000, the unallocated allowance was $101 million, compared to $162 million at December 31, 1999, a decrease of $61 million. During the third quarter 2000, we refined our reserve methodology to eliminate the prescribed component of the unallocated allowance in respect of model and estimation risk. In light of the elimination of this mandatory component of the unallocated reserve, we increased the remaining component of the unallocated allowance to reflect the estimation risk that management believes exists in the formula and specific allowances, primarily in respect of the probable downward regradings of loans in certain identified sectors of our portfolio.

         At December 31, 2001, the unallocated allowance was $172 million compared to $101 million at December 31, 2000, an increase of $71 million. This increase reflects the uncertainties in our current economic environment and the impact it will have on our borrowers. As discussed previously, during the third quarter of 2000 we refined our reserve methodology to eliminate the prescribed component of the unallocated allowance in respect of model and estimation risk. In light of the elimination of this component of the unallocated reserve, we have increased the remaining component of the unallocated allowance to reflect the estimation risk that management believes exists in the formula and specific allowances, primarily in respect of the probable downward regradings of loans in certain identified sectors of our portfolio. Management believes that other inherent losses related to certain conditions previously considered in its evaluation of the unallocated allowance have been recognized in the formula allowance or eliminated by year-end December 31, 2001.

         The following table identifies the components of the attribution of the unallocated allowance and the range of inherent loss.


                                             December 31, 1999              December 31, 2000               December 31, 2001
(DOLLARS IN MILLIONS)                 ------------------------------  -----------------------------  ------------------------------
CONCENTRATION                         COMMITMENTS(1)    LOW    HIGH   COMMITMENTS(1)    LOW   HIGH   COMMITMENTS(1)    LOW    HIGH
----------------------------------    --------------   -----   -----  --------------   -----  -----  --------------   -----   -----
Communications/Media..............              $na    $  -    $  -          $2,713    $21    $ 35           $2,006    $20    $ 46
Retail............................               na       -       -           1,906      6      13            1,719     17      34
Real Estate.......................               na       -       -              na      -       -            5,086     16      32
Foreign...........................            1,630      22      46             823      5      10            1,347     10      19
Utilities.........................               na       -       -           3,401     17      31            3,767      4      10
Technology........................            1,696      15      22           1,547      4       7            1,169      5       9
Machinery.........................               na       -       -              na      -       -              930      5       9
Other.............................           10,204      18      39           2,451      5      12            2,311     11      25
Model Imprecision.................                       62      77                      -       -                       -       -
                                                       ----    ----                    ---    ----                     ---    ----
Total Attributed..................                     $117    $184                    $58    $108                     $88    $184
                                                       ====    ====                    ===    ====                     ===    ====
_____________

(1)  Includes loans outstanding and unused commitments.
na = not applicable to this assessment

         In our assessment as of December 31, 1999, management focused, in particular, on the following factors:

         o With respect to the margin for model and estimation risk, which could be in the range of $62 million to $77 million.

         o With respect to cross-border loans and acceptances to certain foreign countries, management considered the improving but continuing effects of the global financial turmoil, which could be in the range of $22 million to $46 million.

         o With respect to the technology industry, management considered the improvements in export market conditions and the reduction in the cyclical over-capacity on borrowers in the chip and semiconductor industries, which could be in the range of $15 million to $22 million.

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

         o With respect to the communications/media industry, management considered the adverse effects of changes in the economic, regulatory and technology environments, which could be in the range of $21 million to $35 million.

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

         In our assessment as of December 31, 2001, management focused, in particular, on the following factors:

         o With respect to the communications/media industry, management considered the continued adverse effects of changes in the economic, regulatory and technology environments, which could be in the range of $20 million to $46 million.

         o With respect to the retail sector, management considered the adverse effects of the economic recession and slowing trends in consumer spending, which could be in the range of $17 million to $34 million.

         o With respect to the real estate sector, management considered the general weakening in real estate markets as well as the specific deterioration in Northern California, which could be in the range of $16 million to $32 million.

         o With respect to cross-border loans and acceptances to certain Asia/Pacific Rim countries, management considered the weakening economic conditions in that region and the reduced strength of Japanese corporate parents, which could be in the range of $10 million to $19 million.

         o With respect to utilities, management considered the well-publicized problems of the large public utilities and the independent power producers in California, which, although improving, could be in the range of $4 million to $10 million.

         o With respect to the technology industry, management considered the adverse effects of declining product life cycles and a slowing demand for personal computers, which could be in the range of $5 million to $9 million.

         o With respect to machinery manufacturing, management considered the adverse effects of the cyclical nature of the industry and the downgrades that are expected in a recessionary environment, which could be in the range of $5 to $9 million.

         There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the range set forth above. See paragraph on forward-looking statements on page F-2.

         Although in certain instances the downgrading of a loan resulting from these effects was reflected in the formula allowance, management believed that in most instances the impact of these events on the collectibility of the applicable loans may not have been reflected in the level of nonperforming loans or in the internal risk grading process with respect of such loans. Accordingly, our evaluation of the probable losses related to these factors was reflected in the unallocated allowance. The evaluations of the inherent losses with respect to these factors were subject to higher degrees of uncertainty because they were not identified with specific problem credits.

CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

         The following table sets forth a reconciliation of changes in our allowance for credit losses.


                                                                                         YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                1997         1998          1999          2000          2001
--------------------------------------------------------------      --------     --------      --------      --------     --------
Balance, beginning of period..................................      $523,946     $451,692      $459,328      $470,378     $613,902
Loans charged off:
  Commercial, financial and industrial........................        58,664       38,219        48,597       302,152      300,521
  Construction................................................           120            3             -             -          567
  Mortgage....................................................         5,058        6,547           747           174        5,113
  Consumer....................................................        55,336       29,312        15,009        11,760       12,667
  Lease financing.............................................         3,601        2,709         3,232         2,925        3,601
  Foreign(1)..................................................             -            -        14,100         5,352            -
                                                                    --------     --------      --------      --------     --------
     Total loans charged off..................................       122,779       76,790        81,685       322,363      322,469
Recoveries of loans previously charged off:
  Commercial, financial and industrial........................        23,371       23,762        17,851        16,440       48,321
  Construction................................................         9,054            3             -             -            -
  Mortgage....................................................         3,292        2,857           521         2,394           32
  Consumer....................................................        14,946       14,021         8,356         6,882        4,289
  Lease financing.............................................           351          501           811           581          754
  Foreign(1)..................................................             -            -             -             -        4,974
                                                                    --------     --------      --------      --------     --------
     Total recoveries of loans previously charged off.........        51,014       41,144        27,539        26,297       58,370
        Net loans charged off.................................        71,765       35,646        54,146       296,066      264,099
Provision for credit losses...................................             -       45,000        65,000       440,000      285,000
Transfer of reserve for trading account assets................             -      (1,911)             -             -            -
Foreign translation adjustment and other net additions
  (deductions)................................................         (489)          193           196         (410)        (294)
                                                                    --------     --------      --------      --------     --------
Balance, end of period........................................      $451,692     $459,328      $470,378      $613,902     $634,509
                                                                    ========     ========      ========      ========     ========
Allowance for credit losses to total loans....................          1.99%        1.89%         1.82%         2.36%        2.54%
Provision for credit losses to net loans charged off..........            nm       126.24        120.05        148.62       107.91
Net loans charged off to average total loans..................          0.33         0.15          0.22          1.13         1.02
_____________

(1) Foreign loans are those loans originated in foreign branches. nm = not meaningful

         Loans charged off in 2000 increased by $241 million over 1999, primarily due to losses on distressed loans held for accelerated disposition, as well as reductions in the carrying value on impaired loans. Total loans charged off in 2001 remained almost unchanged from 2000. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses. Recoveries of loans previously charged off in 2000 decreased by $1 million over 1999. Recoveries of loans previously charged off in 2001 increased by $32 million over 2000. At December 31, 2001, the allowance for credit losses exceeded the net loans charged off during 2001, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

         At December 31, 1999, our average annual net charge-offs for the past five years were $59 million, compared with $106 million at December 31, 2000 and $144 million at December 31, 2001. These net charge-offs represent 8.0 years,
5.8 years and 4.4 years of losses based on the level of the allowance for credit losses at December 31, 1999, 2000 and 2001, respectively. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

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

         The following table sets forth an analysis of nonperforming assets.


                                                                                        DECEMBER 31,
                                                                  --------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                              1997         1998          1999          2000          2001
--------------------------------------------------------------    --------     --------      --------      --------     --------
Commercial, financial and industrial..........................    $ 46,392     $ 60,703      $159,479      $385,263     $471,509
Construction..................................................       4,071        4,359         4,286         3,967            -
Mortgage:
  Residential.................................................         954            -             -             -            -
  Commercial..................................................      57,921        8,254         3,629        10,769       17,430
                                                                  --------     --------      --------      --------     --------
     Total mortgage...........................................      58,875        8,254         3,629        10,769       17,430
Lease financing...............................................           -            -             -             -        2,946
Other.........................................................           -        5,134             -             -            -
                                                                  --------     --------      --------      --------     --------
     Total nonaccrual loans...................................     109,338       78,450       167,394       399,999      491,885
Foreclosed assets.............................................      20,471       11,400         2,386         1,181          597
Distressed loans held for sale................................           -            -             -         7,124            -
                                                                  --------     --------      --------      --------     --------
     Total nonperforming assets...............................     129,809       89,850       169,780       408,304      492,482
                                                                  --------     --------      --------      --------     --------
Allowance for credit losses...................................    $451,692     $459,328      $470,378      $613,902     $634,509
                                                                  ========     ========      ========      ========     ========
Nonaccrual loans to total loans...............................        0.48%        0.32%         0.65%         1.54%        1.97%
Allowance for credit losses to nonaccrual loans...............      413.12       585.50        281.00        153.48       129.00
Nonperforming assets to total loans, distressed loans held for
  sale, and foreclosed assets.................................        0.57         0.37          0.66          1.57         1.97
Nonperforming assets to total assets..........................        0.42         0.28          0.50          1.16         1.37

         At December 31, 2001, nonaccrual loans totaled $492 million, an increase of $92 million, or 23 percent, from year-end 2000. Our nonperforming assets are concentrated in our non-agented syndicated loan portfolio and approximately 66 percent of our total nonaccrual loans are syndicated loans. At December 31, 2001, there were no distressed loans that are being held for accelerated disposition. During 2001, we sold $424.9 million of loans with discounts related to credit quality.

         Nonaccrual loans as a percentage of total loans were 1.97 percent at December 31, 2001 compared with 1.54 percent at December 31, 2000. Nonperforming assets as a percentage of total loans, distressed loans held for sale, and foreclosed assets increased to 1.97 percent at year-end 2001 from 1.57 percent at December 31, 2000. At December 31, 2001, approximately 96 percent of nonaccrual loans were related to commercial, financial and industrial.

         The following table sets forth an analysis of loans contractually past due 90 days or more as to interest or principal and still accruing, but not included in nonaccrual loans above.


                                                                                         DECEMBER 31,
                                                                    ------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                1997        1998       1999        2000       2001
-----------------------------------------------------------------   -------     -------     -------     ------     -------
Commercial, financial and industrial.............................      $450        $913      $2,729     $1,713      $3,071
Construction.....................................................         -           -           -          -           -
Mortgage:
  Residential....................................................    10,170       9,338       5,830      2,699       4,854
  Commercial.....................................................     1,660      13,955         442          -       2,356
                                                                    -------     -------     -------     ------     -------
     Total mortgage..............................................    11,830      23,293       6,272      2,699       7,210
Consumer and other...............................................     7,712       7,292       2,932      2,921       2,579
                                                                    -------     -------     -------     ------     -------
     Total loans 90 days or more past due and still accruing.....   $19,992     $31,498     $11,933     $7,333     $12,860
                                                                    =======     =======     =======     ======     =======

CASH-BASIS INTEREST ON NONACCRUAL LOANS

         After designation as nonaccrual, we recognized interest income on a cash basis of $1.2 million and $5.4 million for loans that were on nonaccrual status at December 31, 2000 and December 31, 2001, respectively.

SECURITIES

         The  following  tables  summarize  the  composition  of the  securities portfolio  and the gross  unrealized  gains and  losses  within  the  portfolio.
Substantially all of our equity securities represent investments in venture capital activities, with no single company holding exceeding 5% of that company's shares outstanding. We also have commitments to invest additional funds. The amount unfunded as of December 31, 2001, was approximately $55 million. At January 1, 2001, all of our securities held to maturity were transferred to securities available for sale in conjunction with the adoption of SFAS No. 133, and therefore, no information is provided for December 31, 2001 in the securities held to maturity table.


SECURITIES AVAILABLE FOR SALE

                                                                            DECEMBER 31,
                              -----------------------------------------------------------------------------------------------------
                                 1999                         2000                                        2001
                              ----------  -------------------------------------------   -------------------------------------------
                                                       GROSS      GROSS                               GROSS      GROSS
                                FAIR       AMORTIZED UNREALIZED UNREALIZED     FAIR      AMORTIZED  UNREALIZED UNREALIZED    FAIR
(DOLLARS IN THOUSANDS)          VALUE        COST      GAINS      LOSSES       VALUE        COST       GAINS     LOSSES     VALUE
----------------------        ----------  ---------- ---------- ---------- -----------   ---------- ---------- ---------- ----------
U.S. Treasury................ $  450,628  $  433,703    $ 6,394     $    -  $  440,097   $  214,249   $  7,957    $     - $  222,206
Other U.S. government........    960,884   1,233,908     40,441        594   1,273,755    1,902,001     91,315        303  1,993,013
Mortgage-backed securities...  1,616,285   2,138,101     19,447      6,516   2,151,032    3,293,857     48,138     14,127  3,327,868
State and municipal..........     63,282      52,881      8,908          -      61,789       40,116      5,897         80     45,933
Corporate debt securities....     50,032      99,003         10        290      98,723      129,314          -      4,152    125,162
Equity securities............     52,291      95,685        268        306      95,647       78,810        133          -     78,943
Foreign securities...........     16,697       6,570         69         12       6,627        5,883         92         18      5,957
                              ----------  ----------    --------    ------ ----------    ----------   --------    ------- ----------
  Total securities available
    for sale................. $3,210,099  $4,059,851    $75,537     $7,718  $4,127,670   $5,664,230   $153,532    $18,680 $5,799,082
                              ==========  ==========    =======     ======  ==========   ==========   ========    ======= ==========


SECURITIES HELD TO MATURITY

                                                                                 DECEMBER 31,
                                                      --------------------------------------------------------------------
                                                         1999                                  2000
                                                      ----------     -----------------------------------------------------
                                                                                       GROSS           GROSS
                                                      AMORTIZED      AMORTIZED       UNREALIZED      UNREALIZED     FAIR
(DOLLARS IN THOUSANDS)                                  COST           COST            GAINS           LOSSES       VALUE
---------------------------------------------------   ---------      ---------       ----------      ----------   --------
Other U.S. government..............................    $20,031             $-               $-              $-          $-
Mortgage-backed securities.........................     11,876          8,521              437               1       8,957
State and municipal................................     13,469         15,008                -             663      14,345
                                                      --------       --------         --------        --------    --------
  Total securities held to maturity................    $45,376        $23,529             $437            $664     $23,302
                                                      ========       ========         ========        ========    ========


         Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality and liquidity. At December 31, 2001, approximately 96 percent of total securities were investment grade.

ANALYSIS OF SECURITIES AVAILABLE FOR SALE

         The following table shows the remaining contractual maturities and expected yields of the securities available for sale at December 31, 2001.



SECURITIES AVAILABLE FOR SALE

                                                                    MATURITY
                                 -------------------------------------------------------------------------------
                                                        OVER ONE YEAR     OVER FIVE YEARS
                                       ONE YEAR           THROUGH             THROUGH                OVER              TOTAL
                                       OR LESS           FIVE YEARS          TEN YEARS             TEN YEARS        AMORTIZED COST
                                 ------------------  ------------------  ------------------  -------------------  -----------------
(DOLLARS IN THOUSANDS)            AMOUNT   YIELD(4)   AMOUNT   YIELD(4)   AMOUNT   YIELD(4)   AMOUNT    YIELD(4)  AMOUNT   YIELD(4)
----------------------           --------  --------  --------- --------  --------- --------  ---------- -------- --------- --------
U.S. Treasury................... $109,936    6.62%  $  104,313   6.67%  $        -      -%  $       -       -%  $  214,249   6.64%
Other U.S. government...........   22,393    6.01    1,879,608   6.15            -      -            -       -   1,902,001   6.15
Mortgage-backed securities(1)...   48,641    6.23      336,009   6.43    1,260,294   5.36    1,648,913    6.25   3,293,857   5.93
State and municipal(2)..........    4,052    9.45        9,294   9.87       10,618  10.56       16,152   10.76      40,116  10.37
Corporate debt securities.......        -       -       35,854   6.95       32,711   8.25       60,749    8.25     129,314   7.89
Equity securities(3)............        -       -            -      -            -      -            -       -      78,810      -
Foreign securities..............        -       -        5,883   1.60            -      -            -       -       5,883   1.60
                                 --------           ----------          ----------          ----------          ----------
  Total securities available for
  sale.......................... $185,022    6.51%  $2,370,961   6.23%  $1,303,623   5.47%  $1,725,814    6.36% $5,664,230   6.10%
                                 ========           ==========          ==========          ==========          ==========
_______________

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

                                                                                         DECEMBER 31, 2001
                                                                   ------------------------------------------------------------
                                                                                      OVER
                                                                                    ONE YEAR
                                                                    ONE YEAR        THROUGH          OVER
(DOLLARS IN THOUSANDS)                                              OR LESS        FIVE YEARS      FIVE YEARS          TOTAL
--------------------------------------------------------------     ----------      ----------      ----------       -----------
Domestic:
  Commercial, financial and industrial........................     $3,882,609      $5,918,873      $1,674,879       $11,476,361
  Construction................................................        672,169         370,540          17,138         1,059,847
  Mortgage:
   Residential................................................            199           7,568       4,780,452         4,788,219
   Commercial.................................................        250,870       1,353,519       1,985,929         3,590,318
                                                                   ----------      ----------      ----------       -----------
     Total mortgage...........................................        251,069       1,361,087       6,766,381         8,378,537
  Consumer:
   Installment................................................         33,834         187,972         978,241         1,200,047
   Home equity................................................        778,408          80,613               -           859,021
                                                                   ----------      ----------      ----------       -----------
     Total consumer...........................................        812,242         268,585         978,241         2,059,068
  Lease financing.............................................        122,599         370,898         485,745           979,242
                                                                   ----------      ----------      ----------       -----------
     Total loans in domestic offices..........................      5,740,688       8,289,983       9,922,384        23,953,055
Loans originated in foreign branches..........................      1,039,491              76           1,408         1,040,975
                                                                   ----------      ----------      ----------       -----------
     Total loans..............................................     $6,780,179      $8,290,059      $9,923,792       $24,994,030
                                                                   ==========      ==========      ==========
         Allowance for credit losses..........................                                                          634,509
                                                                                                                    -----------
     Loans, net...............................................                                                      $24,359,521
                                                                                                                    ===========
Total fixed rate loans due after one year.....................                                                      $ 7,467,679
Total variable rate loans due after one year..................                                                       10,746,172
                                                                                                                    -----------
     Total loans due after one year...........................                                                      $18,213,851
                                                                                                                    ===========



CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

         The following table presents domestic certificates of deposit of $100,000 and over by maturity.

                                                                                    DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                                   2001
---------------------------------------------------------------------------         ------------
Three months or less.......................................................           $2,127,109
Over three months through six months.......................................            1,021,989
Over six months through twelve months......................................              204,310
Over twelve months.........................................................              129,040
                                                                                    ------------
Total domestic certificates of deposit of $100,000 and over................           $3,482,448
                                                                                    ============





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

BORROWED FUNDS

         The following table presents information on our borrowed funds.



                                                                                                      DECEMBER 31,
                                                                                         -------------------------------------------
(DOLLARS IN THOUSANDS)                                                                      1999            2000            2001
---------------------------------------------------------------------------------        -----------      ----------      ----------
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 5.09%, 6.52% and 1.41% at December 31,
  1999, 2000 and 2001, respectively..............................................         $1,156,799      $1,387,667      $  418,814
Commercial paper, with weighted average interest rates of 5.45%, 6.49% and 1.89%
  at December 31, 1999, 2000 and 2001, respectively..............................          1,108,258       1,385,771         830,657
Other borrowed funds, with weighted average interest rates of 5.91%, 5.64% and
  2.96% at December 31, 1999, 2000 and 2001, respectively........................            540,496         249,469         700,403
                                                                                          ----------      ----------      ----------
Total borrowed funds.............................................................         $2,805,553      $3,022,907      $1,949,874
                                                                                          ==========      ==========      ==========
Federal funds purchased and securities sold under repurchase agreements:
  Maximum outstanding at any month end...........................................         $1,786,594      $2,095,868      $1,575,938
  Average balance during the year................................................          1,489,214       1,548,730       1,243,933
  Weighted average interest rate during the year.................................              4.84%           6.24%           4.19%
Commercial paper:
  Maximum outstanding at any month end...........................................         $1,737,265      $1,525,932      $1,572,029
  Average balance during the year................................................          1,529,814       1,521,614       1,287,603
  Weighted average interest rate during the year.................................              5.04%           6.24%           4.07%
Other borrowed funds:
  Maximum outstanding at any month end...........................................           $993,550        $507,782        $702,511
  Average balance during the year................................................            708,625         314,425         464,033
  Weighted average interest rate during the year.................................              5.28%           5.31%           4.35%


CAPITAL ADEQUACY AND DIVIDENDS

         Our principal capital objectives are to support future growth, to protect depositors, to absorb any unanticipated losses and to comply with various regulatory requirements. Under the stock repurchase plans authorized in November 1999, July 2000, and April 2001 of $100 million each, we repurchased $17 million of common stock in 1999, $130 million in 2000 and $108 million in 2001. As of December 31, 2001, $45 million of common stock is authorized for repurchase.

         Total shareholders' equity was $3.5 billion at December 31, 2001, an increase of $335 million from year-end 2000. This change was primarily a result of $481 million of net income for 2001, net unrealized gains on cash flow hedges of $63 million, and net unrealized gains on securities available for sale of $41 million, partially offset by dividends on our common stock of $158 million and repurchases of our common stock of $107 million.

         We offer a dividend reinvestment plan that allows shareholders to reinvest dividends in our common stock at 5 percent below the market price. During 2000 and 2001, The Bank of Tokyo-Mitsubishi, Ltd. did not participate in this plan.

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


                                                                     DECEMBER 31,
                                 ---------------------------------------------------------------------------------
                                                                                                                        MINIMUM
                                                                                                                      REGULATORY
(DOLLARS IN THOUSANDS)              1997             1998              1999              2000              2001       REQUIREMENT
-------------------------        -----------      -----------       -----------       -----------      -----------    -----------
CAPITAL COMPONENTS
Tier 1 capital..........         $ 2,587,071      $ 2,965,865       $ 3,308,912       $ 3,471,289      $ 3,661,231
Tier 2 capital..........             601,102          604,938           616,772           620,102          598,812
                                 -----------      -----------       -----------       -----------      -----------
Total risk-based capital         $ 3,188,173      $ 3,570,803       $ 3,925,684       $ 4,091,391      $ 4,260,043
                                 ===========      ===========       ===========       ===========      ===========
Risk-weighted assets....         $28,862,340      $30,753,030       $33,288,167       $33,900,404      $31,906,438
                                 ===========      ===========       ===========       ===========      ===========
Quarterly average assets         $30,334,507      $31,627,022       $32,765,347       $34,075,813      $34,760,203
                                 ===========      ===========       ===========       ===========      ===========
CAPITAL RATIOS
Total risk-based capital               11.05%           11.61%            11.79%            12.07%           13.35%          8.0%
Tier 1 risk-based capital               8.96             9.64              9.94             10.24            11.47           4.0
Leverage ratio(1).......                8.53             9.38             10.10             10.19            10.53           4.0

________________

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

         Compared with December 31, 2000, our Tier 1 risk-based capital ratio at December 31, 2001 increased 123 basis points to 11.47 percent, our total risk-based capital ratio increased 128 basis points to 13.35 percent, and our leverage ratio increased 34 basis points to 10.53 percent. The increase in our capital ratios was primarily attributable to retained earnings growth and a reduction in risk-weighted assets. Although average assets grew during the year, risk-weighted assets declined, as we decreased our asset mix of commercial, financial and industrial loans and increased our mix of residential mortgages and securities available for sale, which carry a lower risk-based conversion factor.

         As of December 31, 2001, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the total risk-based capital ratio, 6.0 percent for the Tier 1 risk-based capital ratio and 5 percent for the leverage ratio.

COMPARISON OF FINANCIAL RESULTS OF 1999 TO 2000

         Reported net income was $441.7 million, or $2.64 per diluted common share in 1999, compared with $439.9 million, or $2.72 per diluted common share in 2000. Excluding the effects of the $85 million restructuring charge ($55.2 million net of tax), which was recorded in the third quarter of 1999, and the effects of the $19.0 million in restructuring credits ($11.8 million net of taxes) recorded in 2000, pro forma net earnings were $496.9 million, or $2.97 per diluted common share in 1999, compared to $428.1 million, or $2.64 per diluted common share in 2000. This decrease in pro forma diluted earnings per share of 11 percent in 2000 was due to an increase of $375.0 million, or 577 percent in the provision for credit losses, offset by a $168.0 million, or 12 percent, increase in net interest income on a taxable equivalent basis, a $60.4 million, or 10 percent, increase in noninterest income, and a $47.8 million, or 4 percent, decrease in noninterest expense. Other highlights in 2000 include:

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

         The management of market risk is governed by policies reviewed and approved annually by our Board of Directors (Board). The Board assigns responsibility for market risk management to the Asset & Liability Management Committee (ALCO), which is composed of bank senior executives. ALCO meets monthly and reports quarterly to the Finance and Capital Committee of the Board on activities related to the management of market risk. As part of the management of our market risk, ALCO may direct changes in the mix of assets and liabilities and the use of derivative instruments such as interest rate swaps, caps and floors. ALCO also reviews and approves market risk-management programs and market risk limits. The ALCO Chairman is responsible for the company-wide management of market risk. The Treasurer is responsible for implementing funding, investing, and hedging strategies designed to manage this risk. On a day-to-day basis, the oversight of market risk management takes place at a centralized level within the Market Risk Monitoring unit (MRM). MRM is responsible for measuring risks to ensure compliance with all market risk limits and guidelines incorporated within the policies and procedures established by ALCO. MRM reports quarterly to ALCO on the effectiveness of our hedging activities, on trading risk exposures, and on compliance with policy limits. In addition, periodic reviews by internal audit, regulators and independent accountants provide further evaluation of controls over the risk management process.

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

         To quantify the impact of changing interest rates on net interest income (NII) we use a simulation model. A frequency distribution of simulated 12-month NII outcomes based on rate scenarios produced through a Monte Carlo rate generation process is prepared monthly to statistically determine the mean NII. The amount of Earnings at Risk (EaR), defined as the potential negative change in NII, is measured at a 97.5 percent confidence level and is managed within the limit established in the Board's ALM Policy at 5 percent of mean NII. The following table summarizes our EaR and EaR as a percentage of mean NII.

                                                             DECEMBER 31,
                                                         ------------------
(DOLLARS IN MILLIONS)                                     2000        2001
-------------------------------------------------------  ------      ------
EaR....................................................   $30.9       $12.6
EaR as a percentage of mean NII........................    2.02%       0.86%


         An additional limit established by the Board's ALM Policy is that under single interest rate shock scenarios, up or down 200 basis points, the difference between the lower simulated NII and the flat rate scenario NII must be no more than 8 percent of the flat rate scenario NII. The following table sets forth the change in simulated NII for both the upward and downward shock scenarios of 200 basis points.

                                                            DECEMBER 31,
                                                         ------------------
(DOLLARS IN MILLIONS)                                     2000        2001
-------------------------------------------------------  ------      ------
+200 basis points......................................   $49.6       $15.0
as a percentage of mean NII............................    3.25%       0.99%
-200 basis points......................................  $(50.3)     $(81.1)
as a percentage of mean NII............................    3.30%       5.35%


         Asset sensitivity, as measured by the shock scenarios, increased during 2001 primarily as a result of the strong growth in our core deposit balances, especially in the latter part of the year, and the faster prepayment speeds for mortgage-related instruments associated with the steep drop in market rates.

         With federal funds and LIBOR rates at year-end 2001 already below two percent, a downward shock scenario of 200 basis points would result in short-term rate levels below zero percent. As a result, we believe that a downward shock scenario of 100 basis points provides a more reasonable measure of asset sensitivity in a falling rate environment. As of December 31, 2001, the difference between flat rate NII and NII after a 100 basis point downward shock was $(20.3) million, or (1.3) percent of flat rate NII.

         A third measure that ALCO uses to monitor the Company's risk profile is Economic Value of Equity (EVE). EVE is an estimate of the net present value of the future cash flows associated with all of the Company's assets, liabilities and derivatives. EVE-at-Risk is defined as the negative change in the value of these cash flows resulting from either a +200 basis point or a -200 basis point shock scenario. Although ALCO has identified prototype guidelines for measuring EVE-at-Risk, no official policy limits have been established for EVE by the Board. The Company will continue to improve and refine its EVE methodology in 2002.

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

         In order to manage interest rate and foreign currency exchange risk associated with our trading activities, we utilize a variety of non-statistical methods including: position limits for each trading activity, daily marking of all positions to market, daily profit and loss statements, position reports, and independent verification of all inventory pricing. Additionally, MRM reports positions and profits and losses daily to the Treasurer and trading managers and weekly to the ALCO Chairman. ALCO is provided reports on a monthly basis. We believe that these procedures, which stress timely communication between MRM and senior management, are the most important elements of the risk management process.

         We use a form of Value at Risk (VaR) methodology to measure the overall market risk inherent in our trading account activities. Under this methodology, management statistically calculates, with 97.5 percent confidence, the potential loss in fair value that we might experience if an adverse shift in market prices or rates were to occur within a period of 5 business days. The amount of VaR is managed within limits well below the maximum limit established by Board policy at 0.5 percent of shareholders' equity. The VaR model incorporates a number of key assumptions, including assumed holding period and historical volatility based on 3 years of historical market data updated quarterly. The following table sets forth the average, high and low VaR during the year for our trading activities.


                                                               DECEMBER 31,
                                           -------------------------------------------------
                                                    2000                        2001
                                           -----------------------    ----------------------
                                           AVERAGE   HIGH     LOW     AVERAGE    HIGH    LOW
(DOLLARS IN THOUSANDS)                       VAR      VAR     VAR       VAR       VAR    VAR
------------------------------------       -------   -----   -----    -------    ----    ---
Foreign exchange....................         $355    $850    $109        $205    $552    $70
Securities..........................          156     280      63         292     556    108


         Our foreign exchange business continues to derive the bulk of its revenue from customer-related transactions. We take inter-bank trading positions only on a limited basis and we do not take any large or long term strategic positions in the market for the bank's own book. In 2001, we continued to grow our customer-related foreign exchange business while lowering our inter-bank trading risk profile as measured under our VaR methodology.

         The Securities Trading & Institutional Sales group serves the fixed income needs of our large institutional clients and acts as the fixed income wholesaler for the Company's broker/dealer subsidiary, UBOC Investment Services, Inc. Due to significant growth in the number of clients using our services in 2001 and given the favorable market environment for fixed income securities investments, we elected to carry a slightly higher inventory position compared to the previous year to meet increased demand. As a result, securities VaR was slightly higher in 2001 than 2000, but still well below the policy limits for trading risk. As with our foreign exchange business, we continue to generate the vast majority of our securities income from client related transactions.

         Our interest rate derivative contracts include $4.2 billion of derivative contracts entered into as an accommodation for customers. We act as an intermediary and match these contracts at a profit with contracts with The Bank of Tokyo-Mitsubishi, Ltd. or other dealers, thus neutralizing the related market risk. We maintain responsibility for the credit risk associated with these contracts.

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

         Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common shareholders' equity, funded 68 percent of average total assets of $34.6 billion for the year ended December 31, 2001. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper and other borrowings.

         Liquidity may also be provided by the sale or maturity of assets. Such assets include interest bearing deposits in banks, federal funds sold and securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $0.6 billion during 2001. Additional liquidity may be provided by securities available for sale that amounted to $5.8 billion at December 31, 2001, and by loan maturities. At December 31, 2001, $6.8 billion of loans were scheduled to mature within one year.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The following table presents our longer term, non-deposit related, contractual obligations and our commitments to extend credit to our borrowers, in aggregate and by payment due dates.


                                                                                  DECEMBER 31, 2001
                                                     ----------------------------------------------------------------------------
                                                     LESS THAN      ONE THROUGH        FOUR TO        AFTER FIVE
(DOLLARS IN THOUSANDS)                               ONE YEAR       THREE YEARS      FIVE YEARS         YEARS            TOTAL
-----------------------------------------------      -----------    -----------      ----------       ------------    -----------
Medium and long-term debt......................      $         -    $         -      $        -       $    400,000    $  400,000
UnionBanCal Corporation-obligated mandatorily
  redeemable preferred securities of subsidiary
  grantor trust................................                                                       $    350,000    $  350,000
Operating leases (premises)....................           51,991         91,398          65,140             92,473       301,002
                                                     -----------    -----------      ----------       ------------    -----------
  Total long-term debt and operating leases....      $    51,991    $    91,398      $   65,140       $    842,473    $1,051,002
                                                     ===========    ===========      ==========       ============
Commitments to extend credit...................                                                                        13,038,761
Standby letters of credit......................                                                                         2,410,535
Other letters of credit........................                                                                           271,083
                                                                                                                      ===========

  Total contractual obligations and commitments                                                                       $16,771,381
                                                                                                                      ===========

CERTAIN BUSINESS RISKS FACTORS

 ADVERSE CALIFORNIA ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS

         A substantial majority of our assets and deposits are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In the early 1990's, the California economy experienced an economic recession that resulted in increases in the level of delinquencies and losses for us and many of the state's other financial institutions. Economic conditions in California are subject to various uncertainties at this time, including the long-term impact of the California energy crisis and the decline in the technology sector. If economic conditions in California continue to decline, we expect that our level of problem assets could increase accordingly.

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

 THE TRAGIC  EVENTS OF  SEPTEMBER 11  HAVE  RESULTED IN INCREASED  UNCERTAINTY
  REGARDING  THE OUTLOOK FOR ECONOMIC CONDITIONS

         The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001 have resulted in increased uncertainty regarding the economic outlook. Past experience suggests that shocks to American society of far lesser severity have resulted in a temporary loss in consumer and business confidence and a reduction in the rate of economic growth. With the U.S. economy already on the edge of recession before the attacks, a downturn in California's economy remains a distinct possibility. It is not possible at this time to project the economic impact of these events. However, any deterioration in either the U.S. or the California economy could adversely affect our financial condition and results of operations.

 RISKS ASSOCIATED WITH THE CALIFORNIA ENERGY CRISIS COULD ADVERSELY AFFECT OUR BUSINESS

         Due to problems associated with the deregulation of the electrical power industry in California, California utilities and other energy industry participants have experienced difficulties with the supply and price of electricity and natural gas. For example, in 2001, two California utilities publicly announced that their financial situation was grave and that they had defaulted on certain payment obligations. The California energy situation continues to be fluid and subject to many uncertainties and a number of lawsuits and regulatory proceedings have been commenced concerning various aspects of the current energy situation. As a lender to segments of the utility industry, we face the risk that energy-industry participants could sustain continuing defaults on payments or seek bankruptcy protection.

         In addition, although the situation has stabilized recently, customers of the utilities were faced at times in 2001 with increased gas and electric prices, power shortages and, in some cases, rolling blackouts. The long-term impact of the energy crisis in California on our markets and our business cannot be predicted but could result in an economic slow-down. This could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and, as a result, on our financial condition and results of operations.

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

 SHAREHOLDER  VOTES ARE  CONTROLLED BY THE BANK OF  TOKYO-MITSUBISHI, LTD.;
  OUR  INTERESTS MAY NOT BE THE SAME AS THE BANK OF TOKYO-MITSUBISHI'S
  INTERESTS

         The Bank of Tokyo-Mitsubishi, Ltd., a wholly owned subsidiary of Mitsubishi Tokyo Financial Group, Inc., owns a majority (67 percent as of December 31, 2001) of the outstanding shares of our common stock. As a result, The Bank of Tokyo-Mitsubishi, Ltd. can elect all of our directors and as a result can control the vote on all matters, including determinations such as: approval of mergers or other business combinations; sales of all or substantially all of our assets; any matters submitted to a vote of our shareholders; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to common stock or other equity securities; and matters that might be favorable to The Bank of Tokyo-Mitsubishi, Ltd.

         A majority of our directors are not officers or employees of UnionBanCal Corporation or any of our affiliates, including The Bank of Tokyo-Mitsubishi, Ltd. However, because of The Bank of Tokyo-Mitsubishi, Ltd.'s control over the election of our directors, The Bank of Tokyo- Mitsubishi, Ltd. could change the composition of our Board of Directors so that the Board would not have a majority of outside directors. The Bank of Tokyo- Mitsubishi, Ltd.'s ability to prevent an unsolicited bid for us or any other change in control could have an adverse effect on the market price for our common stock.

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

 ADVERSE  EFFECTS OF, OR CHANGES IN,  BANKING  REGULATIONS OR FISCAL OR MONETARY
  POLICIES COULD ADVERSELY AFFECT US

         We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by any future changes in laws, regulations, policies or interpretations, including legislative and regulatory reactions to the terrorist attack on September 11, 2001, and the Enron Corporation bankruptcy. Additionally, our international activities may be subject to the laws and regulations of the jurisdiction where business is being conducted. International laws, regulations and policies affecting us and our subsidiaries may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to The Bank of Tokyo-Mitsubishi, Ltd.'s controlling ownership of us, laws, regulations and policies adopted or enforced by the Government of Japan may adversely affect our activities and investments and those of our subsidiaries in the future. Under long-standing policy of the FRB, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so.

         Additionally, our business is affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions' deposits, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, results of operations and financial condition.

 POSSIBLE FUTURE SALES OF SHARES BY THE BANK OF TOKYO-MITSUBISHI, LTD.  COULD
  ADVERSELY  AFFECT THE MARKET FOR OUR STOCK

         Although The Bank of Tokyo-Mitsubishi, Ltd. has announced it has no plan to sell its majority ownership in us, The Bank of Tokyo- Mitsubishi, Ltd. may sell shares of our common stock in compliance with the federal securities laws. By virtue of The Bank of Tokyo-Mitsubishi, Ltd.'s current control of us, The Bank of Tokyo-Mitsubishi, Ltd. could sell large amounts of shares of our common stock by causing us to file a registration statement that would allow them to sell shares more easily. In addition, The Bank of Tokyo-Mitsubishi, Ltd. could sell shares of our common stock without registration. Although we can make no prediction as to the effect, if any, that such sales would have on the market price of our common stock, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock. If The Bank of Tokyo-Mitsubishi, Ltd. sells or transfers shares of our common stock as a block, another person or entity could become our controlling shareholder.

 WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR OPERATING STRATEGIES

         From time to time, we develop long-term financial performance goals to guide and measure the success of our operating strategies. We cannot assure you that we will be successful in achieving these long-term goals or that our operating strategies will be successful. Achieving success in these areas is dependent on a number of factors, many of which are beyond our direct control. Factors that may adversely affect our ability to attain our long-term financial performance goals include:

         o    deterioration of our asset quality,

         o    our inability to control noninterest expense,

         o    our inability to increase noninterest income,

         o    our inability to decrease reliance on asset revenues,

         o    our ability to sustain loan growth,

         o our ability to find acquisition targets at valuation levels we find attractive,

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

 RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR DIVESTITURES OR RESTRUCTURING
   MAY ADVERSELY AFFECT US

         We may seek to acquire or invest in companies, technologies, services or products that complement our business. There can be no assurance that we will be successful in completing any such acquisition or investments as this will depend on the availability of prospective target companies at valuation levels we find attractive and the competition for such opportunities from other bidders. In addition, we continue to evaluate the performance of all of our businesses and business lines and may sell a business or business lines. Any acquisitions, divestitures or restructuring may result in the potentially dilutive issuance of equity securities, significant write-offs, including those related to goodwill and other intangible assets and/or the incurrence of debt, any of which could have a material adverse effect on our business, financial condition and results of operations. Acquisitions, divestitures or restructuring could involve numerous additional risks including difficulties in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, and the potential loss of key employees. There can be no assurance that we will be successful in overcoming these or any other significant risks encountered.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            PAGE

Consolidated Statements of Income for the Years Ended December 31,
 1999, 2000, and 2001.................................................      F-45
Consolidated Balance Sheets as of December 31, 2000 and 2001..........      F-46
Consolidated Statements of Changes in Shareholders' Equity for the
 Years Ended December 31, 1999, 2000, and 2001........................      F-47
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1999, 2000, and 2001.................................................      F-48
Notes to Consolidated Financial Statements............................      F-49
Management Statement..................................................      F-92
Independent Auditors' Report..........................................      F-93


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                      ------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                            1999            2000            2001
---------------------------------------------------------------------------------     ----------      ----------      ----------
INTEREST INCOME
Loans............................................................................     $1,931,146      $2,242,182      $1,883,835
Securities.......................................................................        211,192         226,194         294,066
Interest bearing deposits in banks...............................................         12,174           9,126           2,850
Federal funds sold and securities purchased under resale agreements..............          8,108           8,160           6,844
Trading account assets...........................................................         12,150          15,418           7,716
                                                                                      ----------      ----------      ----------
  Total interest income..........................................................      2,174,770       2,501,080       2,195,311
                                                                                      ----------      ----------      ----------
INTEREST EXPENSE
Domestic deposits................................................................        456,895         557,408         445,486
Foreign deposits.................................................................         73,829         107,183          69,830
Federal funds purchased and securities sold under repurchase agreements..........         72,083          96,606          52,153
Commercial paper.................................................................         77,041          94,905          52,439
Medium and long-term debt........................................................         17,100          17,617          10,445
UnionBanCal Corporation-obligated mandatorily redeemable preferred securities of
  subsidiary grantor trust.......................................................         24,569          26,212          20,736
Other borrowed funds.............................................................         37,420          16,709          20,180
                                                                                      ----------      ----------      ----------
  Total interest expense.........................................................        758,937         916,640         671,269
                                                                                      ----------      ----------      ----------
NET INTEREST INCOME..............................................................      1,415,833       1,584,440       1,524,042
Provision for credit losses......................................................         65,000         440,000         285,000
                                                                                      ----------      ----------      ----------
  Net interest income after provision for credit losses..........................      1,350,833       1,144,440       1,239,042
                                                                                      ----------      ----------      ----------
NONINTEREST INCOME
Service charges on deposit accounts..............................................        172,700         210,257         245,116
Trust and investment management fees.............................................        140,878         154,387         154,092
Merchant transaction processing fees.............................................         68,037          73,521          80,384
International commissions and fees...............................................         70,801          71,189          71,337
Brokerage commissions and fees...................................................         27,038          35,755          36,317
Merchant banking fees............................................................         38,036          48,985          33,532
Securities gains, net............................................................          7,941           8,784           8,654
Other............................................................................         61,328          44,302          86,972
                                                                                      ----------      ----------      ----------
  Total noninterest income.......................................................        586,759         647,180         716,404
                                                                                      ----------      ----------      ----------
NONINTEREST EXPENSE
Salaries and employee benefits...................................................        661,344         600,462         659,840
Net occupancy....................................................................         90,162          92,567          95,152
Equipment........................................................................         67,095          63,290          64,357
Merchant transaction processing..................................................         49,435          49,609          52,789
Communications...................................................................         43,179          43,744          50,439
Professional services............................................................         38,399          42,042          38,480
Data processing..................................................................         31,811          34,803          35,732
Foreclosed asset income..........................................................        (1,344)            (80)            (13)
Restructuring charge (credit)....................................................         85,000        (19,000)               -
Other............................................................................        216,892         222,748         243,398
                                                                                      ----------      ----------      ----------
  Total noninterest expense......................................................      1,281,973       1,130,185       1,240,174
                                                                                      ----------      ----------      ----------
Income before income taxes.......................................................        655,619         661,435         715,272
Income tax expense...............................................................        213,888         221,535         233,844
                                                                                      ----------      ----------      ----------
NET INCOME.......................................................................     $  441,731      $  439,900      $  481,428
                                                                                      ==========      ==========      ==========
NET INCOME PER COMMON SHARE-BASIC................................................     $     2.65      $     2.72      $     3.05
                                                                                      ==========      ==========      ==========
NET INCOME PER COMMON SHARE-DILUTED..............................................     $     2.64      $     2.72      $     3.04
                                                                                      ==========      ==========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC.................................        166,382         161,605         157,845
                                                                                      ==========      ==========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED...............................        167,149         161,989         158,623
                                                                                      ==========      ==========      ==========


See accompanying notes to consolidated financial statements.



                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                            DECEMBER 31,
                                                                                                 -----------------------------
(DOLLARS IN THOUSANDS)                                                                               2000             2001
-----------------------------------------------------------------------------------------        -----------       -----------
ASSETS
Cash and due from banks..................................................................        $ 2,957,103       $ 2,682,392
Interest bearing deposits in banks.......................................................             73,936            64,162
Federal funds sold and securities purchased under resale agreements......................            291,940           918,400
                                                                                                 -----------       -----------
  Total cash and cash equivalents........................................................          3,322,979         3,664,954
Trading account assets...................................................................            339,695           229,697
Securities available for sale:
  Securities pledged as collateral.......................................................            593,686           137,922
  Held in portfolio......................................................................          3,533,984         5,661,160
Securities held to maturity (fair value: 2000, $23,302)..................................             23,529                 -
Loans (net of allowance for credit losses: 2000, $613,902; 2001, $634,509)...............         25,396,496        24,359,521
Due from customers on acceptances........................................................            268,116           182,440
Premises and equipment, net..............................................................            474,279           494,534
Other assets.............................................................................          1,209,711         1,308,861
                                                                                                 -----------       -----------
  Total assets...........................................................................        $35,162,475       $36,039,089
                                                                                                 ===========       ===========

LIABILITIES
Domestic deposits:
  Noninterest bearing....................................................................        $10,916,710       $12,314,150
  Interest bearing.......................................................................         13,986,774        14,160,113
Foreign deposits:
  Noninterest bearing....................................................................            323,783           404,708
  Interest bearing.......................................................................          2,055,916         1,677,228
                                                                                                 -----------       -----------
  Total deposits.........................................................................         27,283,183        28,556,199
Federal funds purchased and securities sold under repurchase agreements..................          1,387,667           418,814
Commercial paper.........................................................................          1,385,771           830,657
Other borrowed funds.....................................................................            249,469           700,403
Acceptances outstanding..................................................................            268,116           182,440
Other liabilities........................................................................            826,704         1,040,406
Medium and long-term debt................................................................            200,000           400,000
UnionBanCal Corporation-obligated mandatorily redeemable preferred securities
 of subsidiary grantor trust.............................................................            350,000           363,928
                                                                                                 -----------       -----------
  Total liabilities......................................................................         31,950,910        32,492,847
                                                                                                 -----------       -----------
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock:
  Authorized 5,000,000 shares, no shares issued or outstanding at December 31,
   2000 or 2001..........................................................................                 -                 -
Common stock-no stated value:
  Authorized 300,000,000 shares, issued 159,234,454 shares in 2000 and
   156,483,511 shares in 2001............................................................          1,275,587         1,181,925
Retained earnings........................................................................          1,906,093         2,231,384
Accumulated other comprehensive income...................................................             29,885           132,933
                                                                                                 -----------       -----------
  Total shareholders' equity.............................................................          3,211,565         3,546,242
                                                                                                 -----------       -----------
  Total liabilities and shareholders' equity.............................................        $35,162,475       $36,039,089
                                                                                                 ===========       ===========


See accompanying notes to consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                            YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)              1999                       2000                       2001
---------------------------------------------    -----------------------    -----------------------    -----------------------
COMMON STOCK
Balance, beginning of year...............        $1,725,619                 $1,404,155                 $1,275,587
Dividend reinvestment plan...............                50                         52                         44
Deferred compensation-restricted stock
  awards.................................              (221)                       238                        190
Stock options exercised..................             7,369                      1,784                     13,733
Common stock repurchased(1)..............          (328,662)                  (130,642)                  (107,629)
                                                 ----------                 ----------                 ----------
  Balance, end of year...................        $1,404,155                 $1,275,587                 $1,181,925
                                                 ----------                 ----------                 ----------
RETAINED EARNINGS
Balance, beginning of year...............        $1,314,915                 $1,625,263                 $1,906,093
Net income...............................           441,731     $441,731       439,900     $439,900       481,428     $481,428
Dividends on common stock(2).............          (134,992)                  (161,227)                  (157,736)
Deferred compensation-restricted stock
  awards.................................             3,609                      2,157                      1,599
                                                 ----------                 ----------                 ----------
  Balance, end of year...................        $1,625,263                 $1,906,093                 $2,231,384
                                                 ----------                 ----------                 ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS)
Balance, beginning of year...............        $   17,710                 $  (41,950)                $   29,885
Cumulative effect of accounting change
  (SFAS No. 133)(3), net of tax expense
  of $13,754.............................                              -                          -                     22,205
Unrealized net gains on cash flow hedges,
  net of tax expense of $45,015 for 2001.                              -                          -                     72,672
Less: reclassification adjustment for net
      gains on cash flow hedges included in
      net income, net of tax expense of
      $19,844 for 2001.                                                -                          -                    (32,037)
                                                                --------                   --------                   --------
Net unrealized gains on cash flow hedges.                              -                          -                     62,840
Unrealized holding gains (losses) arising
  during the year on securities available
  for sale, net of tax expense (benefit)
  of $(35,155) in 1999, $49,462 in 2000,
  and $28,950 in 2001....................                        (56,753)                    79,851                     46,736
Less: reclassification adjustment for gains
      on securities available for sale
      included in net income, net of tax
      expense of $3,037 in 1999, $3,360 in
      2000, and $3,310 in 2001...........                         (4,904)                    (5,424)                    (5,344)
                                                                --------                   --------                   --------
Net unrealized gains (losses) on
  securities available for sale..........                       (61,657)                     74,427                     41,392
Foreign currency translation adjustment,
  net of tax expense (benefit) of $581 in
  1999, $(1,535) in 2000, and $(628) in
  2001...................................                            938                    (2,478)                    (1,014)
Minimum pension liability adjustment, net
  of tax expense (benefit) of $427 in
  1999, $(71) in 2000, and $(105) in 2001                          1,059                      (114)                      (170)
                                                                --------                   --------                   --------
Other comprehensive income (loss)........          (59,660)     (59,660)        71,835       71,835       103,048      103,048
                                                 ----------     --------    ----------     --------    ----------     --------
Total comprehensive income...............                       $382,071                   $511,735                   $584,476
                                                                ========                   ========                   ========
  Balance, end of year...................        $  (41,950)                $   29,885                 $  132,933
                                                 ----------                 ----------                 ----------
  TOTAL SHAREHOLDERS' EQUITY.............        $2,987,468                 $3,211,565                 $3,546,242
                                                 ==========                 ==========                 ==========
______________

(1)   Common stock repurchased includes commission costs.
(2)   Dividends per share were $0.82 in 1999, $1.00 in 2000, and $1.00 in 2001.
(3)   Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments
      and Hedging Activities".

See accompanying notes to consolidated financial statements.



                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              YEARS ENDED DECEMBER 31,
                                                                                -------------------------------------------------
(DOLLARS IN THOUSANDS)                                                              1999               2000               2001
-------------------------------------------------------------------------       -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................       $   441,731        $   439,900        $   481,428
   Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses............................................            65,000            440,000            285,000
  Depreciation, amortization and accretion...............................            79,795             72,710             81,487
  Provision (benefit) for deferred income taxes..........................           (10,529)            13,709             58,655
  Gain on sales of securities available for sale, net....................            (7,941)            (8,784)            (8,654)
  Utilization (in excess of) less than restructuring charge/credit.......            69,359            (53,286)           (12,919)
  Net (increase) decrease in trading account assets......................            87,783           (159,760)           109,998
  Other, net.............................................................          (292,064)          (144,373)            94,604
                                                                                -----------        -----------        -----------
  Total adjustments......................................................            (8,597)           160,216            608,171
                                                                                -----------        -----------        -----------
  Net cash provided by operating activities..............................           433,134            600,116          1,089,599
                                                                                -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale...................           209,920            422,881            931,479
  Proceeds from matured and called securities available for sale.........           827,595            847,158          1,007,273
  Purchases of securities available for sale.............................          (697,023)        (2,056,594)        (3,510,621)
  Proceeds from matured and called securities held to maturity...........           114,168             23,003                  -
  Purchases of premises and equipment....................................           (72,020)          (163,716)           (95,041)
  Net decrease (increase) in loans.......................................        (1,711,391)          (391,672)           766,089
  Other, net.............................................................            (1,893)             5,433              7,313
                                                                                -----------        -----------        -----------
  Net cash used in investing activities..................................        (1,330,644)        (1,313,507)          (893,508)
                                                                                -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits...............................................         1,748,728          1,026,576          1,273,016
  Net increase (decrease) in federal funds purchased and securities sold
  under repurchase agreements............................................          (150,945)           230,868           (968,853)
  Net increase (decrease) in commercial paper and other borrowed funds...          (127,156)            34,441           (104,180)
  Common stock repurchased...............................................          (328,662)          (130,642)          (107,629)
  Proceeds from issuance of medium-term debt.............................                 -                  -            200,000
  Maturity and redemption of subordinated debt...........................                 -            (98,000)                 -
  Proceeds from issuance of trust preferred securities...................           350,000                  -                  -
  Payments of cash dividends.............................................          (127,119)          (162,575)          (158,406)
  Other, net.............................................................            (3,677)              (642)            25,310
                                                                                -----------        -----------        -----------
  Net cash provided by financing activities..............................         1,361,169            900,026            159,258
                                                                                -----------        -----------        -----------
Net increase in cash and cash equivalents................................           463,659            186,635            355,349
Cash and cash equivalents at beginning of year...........................         2,678,478          3,158,133          3,322,979
Effect of exchange rate changes on cash and cash equivalents.............            15,996            (21,789)           (13,374)
                                                                                -----------        -----------        -----------
Cash and cash equivalents at end of year.................................       $ 3,158,133        $ 3,322,979        $ 3,664,954
                                                                                ===========        ===========        ===========

CASH PAID DURING THE YEAR FOR:
  Interest...............................................................       $   702,880        $   883,706        $   747,271
  Income taxes...........................................................           145,279            260,117             99,735
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Loans transferred to foreclosed assets (OREO) and/or distressed loans
  held for sale..........................................................       $     6,979        $     9,924        $     1,677
  Securities transferred from held to maturity to available for sale.....                 -                  -             23,529
  Debt assumed in purchase of building...................................                 -             47,955                  -

See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 2000 AND 2001

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

 INTRODUCTION

         UnionBanCal Corporation (the Company) is a commercial bank holding company and has, as its major subsidiary, a banking subsidiary, Union Bank of California, N.A. (the Bank). The Company provides a wide range of financial services to consumers, small businesses, middle market companies and major corporations, primarily in California, Oregon, and Washington, but also nationally and internationally.

         In November 1999, July 2000 and April 2001, the Company announced stock repurchase plans of $100 million each. The Company repurchased $17 million of common stock in 1999, $130 million in 2000 and $108 million in 2001. As of December 31, 2001, $45 million of common stock is authorized for repurchase. At December 31, 2001, The Bank of Tokyo-Mitsubishi, Ltd. (BTM), which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group, owned approximately 67 percent of UnionBanCal Corporation.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

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

 ALLOWANCE FOR CREDIT LOSSES

         The Company maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing. The allowance is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, the specific allowance and the unallocated allowance.

         The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. The Company derives the loss factors for all problem graded loans, and for certain pass graded loans, from a loss migration model, for certain other pass graded loans by using historical average net charge-offs during a business cycle, and for pooled loans by using expected net charge-offs for one year. Pooled loans are homogeneous in nature and include consumer and residential mortgage loans, and automobile leases.

         Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

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

         Long-lived assets that are held or that are to be disposed of and certain intangibles are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment is calculated as the difference between the expected undiscounted future cash flows of a long-lived asset, if lower, and its carrying value. In event of an impairment, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset as measured using a quoted market price or, in the absence of a quoted market price, a discounted cash flow analysis. The impairment loss is reflected in noninterest expense.

OTHER ASSETS

         Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired companies and is reported as intangible assets. Goodwill is amortized using the straight-line method, generally over 15 years.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)


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

         Distressed loans held for sale are included in other assets in the consolidated financial statements and are those loans that the Company has identified as available for accelerated disposition. These are loans that would otherwise be included in nonaccrual loans. Distressed loans are recorded at the lower of the loan's unpaid principal balance or their fair value. Any write-down at the date of transfer is charged to the allowance for credit losses. Distressed loans' values, recorded in other assets, are reviewed on a quarterly basis and any decline in value is recognized in other noninterest income during the period in which the decline occurs.

 DERIVATIVE INSTRUMENTS HELD FOR TRADING OR CUSTOMER ACCOMMODATION

         The Company enters into a variety of interest rate derivative contracts, primarily swaps and options, and foreign exchange contracts, either for trading purposes, based on management's intent at inception, or as an accommodation to customers.

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

 DERIVATIVE INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING

         The Company enters into a variety of derivative contracts as a means of reducing the Company's interest rate and foreign exchange exposures. At inception these contracts, i.e., hedging instruments, are evaluated in order to determine if they qualify for hedge accounting. With the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001, the hedging instrument must be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness, which arises during the hedging relationship, is recognized in noninterest expense in the period in which it arises. All qualifying hedges are valued at fair value and included in other assets or other liabilities. For fair value hedges of interest bearing assets or liabilities, the change in the fair value of the hedged item and the hedging instrument to the extent effective is recognized in net interest income. For all other fair value hedges, the changes in the fair value of the hedged item and changes in fair value of the derivative are recognized in noninterest income. For cash flow hedges, the unrealized changes in fair value to the extent effective are recognized in other comprehensive income. Amounts realized on cash flow hedges related to variable rate loans are recognized in net interest income in the period when the cash flow from the hedged item is realized. The fair value of cash flow hedges related to forecasted transactions is recognized in noninterest expense in the period when the forecasted transaction occurs.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)


         Prior to the adoption of SFAS No. 133, net interest settlements on interest rate swap and option agreements were recognized on an accrual basis as interest income or interest expense of the related asset or liability over the lives of the agreements. The fair value of the agreements were not recognized on the Consolidated Balance Sheet.

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

 NET INCOME PER COMMON SHARE

         Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options (see Note 13) are a common stock equivalent. Also see Note 18.

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

 STOCK-BASED COMPENSATION

         As allowed under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has chosen to continue to recognize compensation expense using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion (APB) No. 25,

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

"Accounting for Stock Issued to Employees" and related Interpretations. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price of the Company's stock at the date of grant exceeds the stock option exercise price (also see Note 13).

         Compensation cost associated with the Company's unvested restricted stock issued under the management stock plan is measured based on the market price of the stock at the grant date and is expensed over the vesting period.

 SEGMENT REPORTING

         Business unit results are based on an internal management reporting system used by management to measure the performance of the units and the Company as a whole. The management reporting system identifies balance sheet and income statement items to each business unit based on internal management accounting policies. Net interest income is determined using the Company's internal funds transfer pricing system, which assigns a cost of funds to assets or a credit for funds to liabilities and capital based on their type, maturity or repricing characteristics. Noninterest income and expense directly or indirectly attributable to a business unit are assigned to that business. Economic capital is attributed to each business unit using a Risk Adjusted Return on Capital (RAROC) methodology, which seeks to allocate capital to each business unit consistent with the level of risk they assume. These risks are primarily credit risk, market risk and operational risk. Credit risk is the potential loss in economic value due to the likelihood that the obligor will not perform as agreed. Market risk is the potential loss in fair value due to changes in interest rates, currency rates and volatilities. Operational risk is the potential loss due to failures in internal controls, system failures, or external events.

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

 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by a single method-the purchase method. This Statement eliminates the pooling-of-interests method but carries forward without reconsideration the guidance in

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" related to the application of the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 significantly changes the accounting for goodwill and other intangible assets subsequent to their initial recognition. SFAS No. 142 requires that goodwill and some intangible assets no longer be amortized, but tested for impairment at least annually by comparing the fair value of those assets with their recorded amounts. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of the fiscal year. However, goodwill and intangible assets acquired in a transaction completed after June 30, 2001, but before SFAS No. 142 is adopted, would be accounted for in accordance with the amortization and nonamortization provisions of this Statement. Upon adoption on January 1, 2002, the amortization of existing goodwill will cease and a transitional impairment test will be performed. Impairment loss at adoption, if any, will be recognized as a change in accounting principle. Management believes that at adoption, SFAS No. 141 and SFAS No. 142 will not have a material impact on the Company's financial position or results of operations, and approximately $15.1 million of goodwill amortization for the year ending December 31, 2002 will be eliminated. Goodwill acquired subsequent to June 30, 2001 is not amortized.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and, or, the normal operation of a long-lived asset. A legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement is effective for fiscal years beginning after June 15, 2002. Management believes that adopting this Statement will not have a material impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement carries over the framework established in SFAS No. 121, and is effective for fiscal years beginning after December 15, 2001. Management believes that adopting this Statement will not have a material impact on the Company's financial position or results of operations.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001

NOTE 2-SECURITIES

         The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below. At January 1, 2001, all of our securities held to maturity were transferred to securities available for sale in conjunction with the adoption of SFAS No. 133, and therefore, no information is provided for December 31, 2001 in the securities held to maturity table.


SECURITIES AVAILABLE FOR SALE

                                                                            DECEMBER 31,
                                   -----------------------------------------------------------------------------------------------
                                                      2000                                             2001
                                   ----------------------------------------------   ----------------------------------------------
                                                 GROSS       GROSS                                 GROSS       GROSS
                                    AMORTIZED  UNREALIZED  UNREALIZED    FAIR        AMORTIZED  UNREALIZED  UNREALIZED     FAIR
(DOLLARS IN THOUSANDS)                COST       GAINS       LOSSES      VALUE         COST        GAINS      LOSSES       VALUE
---------------------------------  ----------  ----------  ----------  ----------   ----------  ----------  ----------  ----------
U.S. Treasury....................  $  433,703  $    6,394  $        -  $  440,097   $  214,249  $    7,957  $        -  $  222,206
Other U.S. government............   1,233,908      40,441         594   1,273,755    1,902,001      91,315         303   1,993,013
Mortgage-backed securities.......   2,138,101      19,447       6,516   2,151,032    3,293,857      48,138      14,127   3,327,868
State and municipal..............      52,881       8,908           -      61,789       40,116       5,897          80      45,933
Corporate debt securities........      99,003          10         290      98,723      129,314           -       4,152     125,162
Equity securities................      95,685         268         306      95,647       78,810         133           -      78,943
Foreign securities...............       6,570          69          12       6,627        5,883          92          18       5,957
                                   ----------  ----------  ----------  ----------   ----------  ----------  ----------  ----------
  Total securities available for
  sale...........................  $4,059,851  $   75,537  $    7,718  $4,127,670   $5,664,230  $  153,532  $   18,680  $5,799,082
                                   ==========  ==========  ==========  ==========   ==========  ==========  ==========  ==========




SECURITIES HELD TO MATURITY
                                                                                              DECEMBER 31,
                                                                       ------------------------------------------------------
                                                                                                  2000
                                                                       ------------------------------------------------------
                                                                                         GROSS            GROSS
                                                                       AMORTIZED       UNREALIZED      UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)                                                    COST           GAINS           LOSSES        VALUE
-------------------------------------------------------------------    ---------       ----------      ----------     -------
Mortgage-backed securities.........................................    $   8,521       $      437      $        1     $ 8,957
State and municipal................................................       15,008                -             663      14,345
                                                                       ---------       ----------      ----------     -------
  Total securities held to maturity................................    $  23,529       $      437      $      664     $23,302
                                                                       =========       ==========      ==========     =======

         The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 2-SECURITIES (CONTINUED)

MATURITY SCHEDULE OF SECURITIES

                                                        SECURITIES
                                                  AVAILABLE FOR SALE(1)
                                                --------------------------
                                                   DECEMBER 31, 2001
                                                --------------------------
                                                 AMORTIZED         FAIR
(DOLLARS IN THOUSANDS)                             COST            VALUE
-----------------------------------------       ----------      ----------
Due in one year or less..................         $185,022        $186,769
Due after one year through five years....        2,370,961       2,477,331
Due after five years through ten years...        1,303,623       1,294,548
Due after ten years......................        1,725,814       1,761,491
Equity securities(2).....................           78,810          78,943
                                                ----------      ----------
  Total securities.......................       $5,664,230      $5,799,082
                                                ==========      ==========
______________
(1) The remaining contractual maturities of mortgage-backed securities are classified without regard to prepayments. The contractual maturity of these securities is not a reliable indicator of their expected life since borrowers have the right to repay their obligations at any time.
(2)   Equity securities do not have a stated maturity.


         During the year ended 2000, there were no sales or transfers from the securities held to maturity portfolio.

         In 1999, proceeds from sales of securities available for sale were $210 million with gross realized gains of $8 million and no gross realized losses. In 2000, proceeds from sales of securities available for sale were $423 million with gross realized gains of $27 million and $18 million of gross realized losses. In 2001, proceeds from sales of securities available for sale were $931 million with gross realized gains of $31 million and gross realized losses of $22 million.

 COLLATERAL

         The Company reports securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. These securities have been separately identified. If the secured party cannot resell or repledge the securities of the Company, those securities are not separately identified. As of December 31, 2000 and 2001, the Company had no pledged collateral to secured parties who are not permitted to resell or repledge those securities.

         As of December 31, 2000 and 2001, the Company had not accepted any collateral that it is permitted by contract to sell or repledge.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 3-LOANS AND ALLOWANCE FOR CREDIT LOSSES

         A summary of loans, net of unearned interest and fees of $83 million and $56 million, at December 31, 2000 and 2001, respectively, is as follows:


                                                                          DECEMBER 31,
                                                                -----------------------------
(DOLLARS IN THOUSANDS)                                              2000             2001
--------------------------------------------------------        -----------       -----------
Domestic:
  Commercial, financial and industrial..................        $13,748,838       $11,476,361
  Construction..........................................            939,302         1,059,847
  Mortgage:
   Residential..........................................          3,294,485         4,788,219
   Commercial...........................................          3,348,252         3,590,318
                                                                -----------       -----------
     Total mortgage.....................................          6,642,737         8,378,537
  Consumer:
   Installment..........................................          1,655,676         1,200,047
   Home equity..........................................            755,053           859,021
                                                                -----------       -----------
     Total consumer.....................................          2,410,729         2,059,068
  Lease financing.......................................          1,134,440           979,242
                                                                -----------       -----------
     Total loans in domestic offices....................         24,876,046        23,953,055
Loans originated in foreign branches....................          1,134,352         1,040,975
                                                                -----------       -----------
     Total loans........................................         26,010,398        24,994,030
     Allowance for credit losses........................            613,902           634,509
                                                                -----------       -----------
     Loans, net.........................................        $25,396,496       $24,359,521
                                                                ===========       ===========

         Changes in the allowance for credit losses were as follows:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
(DOLLARS IN THOUSANDS)                                                            1999          2000          2001
-------------------------------------------------------------------------       --------      --------     --------
Balance, beginning of year...............................................       $459,328      $470,378     $613,902
Loans charged off........................................................        (81,685)     (322,363)    (322,469)
Recoveries of loans previously charged off...............................         27,539        26,297       58,370
                                                                                --------      --------     --------
  Total net loans charged off............................................       ( 54,146)     (296,066)    (264,099)
Provision for credit losses..............................................         65,000       440,000      285,000
Foreign translation adjustment and other net additions (deductions)......            196          (410)        (294)
                                                                                --------      --------     --------
Balance, end of year.....................................................       $470,378      $613,902     $634,509
                                                                                ========      ========     ========

         Nonaccrual loans totaled $400 million and $492 million at December 31, 2000 and 2001, respectively. There were no renegotiated loans at December 31, 2000 and 2001.

 LOAN IMPAIRMENT

         Impaired loans of the Company include commercial, financial and industrial, construction and commercial mortgage loans designated as nonaccrual. When the value of an impaired loan is less than the

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001

NOTE 3-LOANS AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

recorded investment in the loan, a portion of the Company's allowance for credit losses is allocated as an impairment allowance.

         The Company's policy for recognition of interest income, charge-offs of loans, and application of payments on impaired loans is the same as the policy applied to nonaccrual loans.

         The following table sets forth information about the Company's impaired loans.


                                                                                             DECEMBER 31,
                                                                                -----------------------------------
(DOLLARS IN THOUSANDS)                                                            1999          2000          2001
-------------------------------------------------------------------------       --------      --------     --------
Impaired loans with an allowance.........................................       $128,576      $318,418     $383,967
Impaired loans without an allowance(1)...................................         38,818        81,581      107,918
                                                                                --------      --------     --------
  Total impaired loans(2)................................................       $167,394      $399,999     $491,885
                                                                                ========      ========     ========

Allowance for impaired loans.............................................       $ 42,429      $118,378     $ 97,651
Average balance of impaired loans during the year........................       $128,403      $257,650     $455,168
Interest income recognized during the year on nonaccrual loans at
  December 31............................................................       $     23      $  1,221     $  5,442
______________

(1) These loans do not require an allowance for credit losses under SFAS No. 114 since the fair values of the impaired loans equal or exceed the recorded investments in the loans.

(2) This amount was evaluated for impairment using three measurement methods as follows: $141 million, $361 million, and $452 million was evaluated using the present value of the expected future cash flows at December 31, 1999, 2000 and 2001, respectively; $6 million, $13 million, and $15 million was evaluated using the fair value of the collateral at December 31, 1999, 2000 and 2001, respectively; and $21 million, $26 million, and $25 million was evaluated using historical loss factors at December 31, 1999, 2000 and 2001, respectively.

 RELATED PARTY LOANS

         In some cases, the Company makes loans to related parties including its directors, executive officers, and their affiliated companies. At December 31, 2000, related party loans outstanding to individuals who served as directors or executive officers at anytime during the year totaled $107 million, as compared to $33 million at December 31, 2001. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing at the date these loans were made. During 2000 and 2001, there were no loans to related parties that were charged off. Additionally, at December 31, 2000 and 2001, there were no loans to related parties that were nonperforming.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 4-PREMISES AND EQUIPMENT

         Premises  and   equipment  are  carried  at  cost,   less   accumulated
depreciation and amortization. As of December 31, 2000 and 2001, the amounts were:


                                                                        DECEMBER 31,
                              ------------------------------------------------------------------------------------------------------
                                                    2000                                                  2001
                              -----------------------------------------      ----------------------------------------
                                              ACCUMULATED                                     ACCUMULATED
                                            DEPRECIATION AND   NET BOOK                    DEPRECIATION AND  NET BOOK
(DOLLARS IN THOUSANDS)          COST          AMORTIZATION       VALUE          COST         AMORTIZATION      VALUE
----------------------        ----------      ------------     --------      ----------      ------------    --------
Land..................        $   66,090         $      -      $ 66,090      $   65,834         $      -     $ 65,834
Premises..............           314,255          103,144       211,111         328,366          115,485      212,881
Leasehold improvements           168,778          112,240        56,538         189,438          123,241       66,197
Furniture, fixtures
  and equipment.......           494,357          353,817       140,540         541,187          391,565      149,622
                              ----------         --------      --------      ----------         --------     --------
  Total...............        $1,043,480         $569,201      $474,279      $1,124,825         $630,291     $494,534
                              ==========         ========      ========      ==========         ========     ========

         Rental and depreciation and amortization expenses were as follows:


                                                                        YEARS ENDED DECEMBER 31,
                                                                    -------------------------------
(DOLLARS IN THOUSANDS)                                               1999        2000        2001
----------------------                                              -------    --------    --------
Rental expense of premises...................................       $49,719    $ 52,085    $ 48,482
Less: rental income..........................................        13,900      15,464      19,343
                                                                    -------    --------    --------
  Net rental expense.........................................       $35,819    $ 36,621    $ 29,139
                                                                    =======    ========    ========
Other net rental income, primarily for equipment.............       $  (821)   $ (1,300)   $ (1,570)
                                                                    =======    ========    ========
Depreciation and amortization of premises and equipment......       $68,090    $ 66,503    $ 74,786
                                                                    =======    ========    ========

         Future minimum lease payments are as follows:

(DOLLARS IN THOUSANDS)                                       DECEMBER 31, 2001
-------------------------------------------------------      -----------------
Years ending December 31,
  2002.................................................          $ 51,991
  2003.................................................            48,639
  2004.................................................            42,759
  2005.................................................            35,524
  2006.................................................            29,616
  Later years..........................................            92,473
                                                                 --------
Total minimum operating lease payments.................          $301,002
                                                                 ========

Minimum rental income due in the future under
 noncancellable subleases..............................          $ 70,355
                                                                 ========


         A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions, escalation clauses, and purchase options.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 4-PREMISES AND EQUIPMENT (CONTINUED)

         Included in other liabilities in the accompanying December 31, 2001 Consolidated Balance Sheet is $6.4 million of future operating lease payments accrued in connection with the 1996 merger and the 1999 restructuring charge.

NOTE 5-DEPOSITS

         At December 31, 2001, the Company had $396 million in domestic interest bearing time deposits with a remaining term of greater than one year, of which $129 million exceeded $100,000. Maturity information for all domestic interest bearing time deposits with a remaining term of greater than one year is summarized below.

(DOLLARS IN THOUSANDS)                                     DECEMBER 31, 2001
------------------------------------------------------     -----------------
Due after one year through two years..................          $216,022
Due after two years through three years...............            78,545
Due after three years through four years..............            55,551
Due after four years through five years...............            37,744
Due after five years..................................             8,149
                                                                --------
  Total...............................................          $396,011
                                                                ========

         All of the foreign interest bearing time deposits exceeding $100,000 mature in less than one year.

NOTE 6-EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001

NOTE 6-EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

         The following table sets forth the funded status of the Company's defined benefit pension plan and its other postretirement benefit plans.



                                                               PENSION BENEFITS              OTHER BENEFITS
                                                            YEARS ENDED DECEMBER 31,     YEARS ENDED DECEMBER 31,
                                                             ---------------------        ----------------------
(DOLLARS IN THOUSANDS)                                         2000          2001          2000           2001
------------------------------------------------------       --------     --------        -------       --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year.................       $439,908     $509,016        $96,257        $94,108
Service cost..........................................         20,688       21,889          3,024          3,844
Interest cost.........................................         34,429       38,931          6,708          7,267
Plan participants' contributions......................              -            -          1,143          1,386
Amendments............................................              -            -         (1,537)             -
Actuarial (gain) loss.................................         30,805       45,393         (4,286)        25,249
Benefits paid.........................................        (16,814)     (19,493)        (7,201)        (8,134)
                                                             --------     --------        -------       --------
Benefit obligation, end of year.......................        509,016      595,736         94,108        123,720
                                                             --------     --------        -------       --------
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year..........        601,527      588,469         46,666         50,296
Actual return on plan assets..........................        (12,328)     (35,272)        (1,319)        (2,518)
Employer contribution.................................         16,084       62,767         11,007         11,459
Plan participants' contributions......................              -            -          1,143          1,386
Benefits paid.........................................        (16,814)     (19,494)        (7,201)        (8,134)
                                                             --------     --------        -------       --------
Fair value of plan assets, end of year................        588,469      596,470         50,296         52,489
                                                             --------     --------        -------       --------
Funded status.........................................         79,453          734        (43,812)       (71,231)
Unrecognized transition amount........................              -            -         38,595         37,432
Unrecognized net actuarial gain.......................        (39,240)      92,570         (6,624)        25,083
Unrecognized prior service cost.......................          6,658        5,591         (1,537)        (1,441)
                                                             --------     --------        -------       --------
Prepaid (accrued) benefit cost........................       $ 46,871     $ 98,895       $(13,378)      $(10,157)
                                                             ========     ========        =======       ========

         The following table summarizes the assumptions used in computing the present value of the projected benefit obligation and the net pension expense.


                                                                                    PENSION BENEFITS         OTHER BENEFITS
                                                                                 ---------------------   ---------------------
                                                                                      YEARS ENDED              YEARS ENDED
                                                                                      DECEMBER 31,            DECEMBER 31,
                                                                                 ---------------------   ---------------------
                                                                                 1999     2000    2001    1999    2000    2001
                                                                                 ----     ----    ----    ----    ----    ----
Discount rate in determining expense........................................     6.50%    7.75%   7.50%   6.50%   7.75%   7.50%
Discount rate in determining benefit obligations at year end................     7.75     7.50    7.25    7.75    7.50    7.25
Rate of increase in future compensation levels for determining expense......     5.00     5.00    5.00       -       -       -
Rate of increase in future compensation levels for determining benefit
  obligations at year end...................................................     5.00     5.00    5.00       -       -       -
Expected return on plan assets..............................................     8.25     8.25    8.25    8.00    8.00    8.00

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001

NOTE 6-EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

         The following table sets forth the components of postretirement benefit expense.



                                                          PENSION BENEFITS                     OTHER BENEFITS
                                                      YEARS ENDED DECEMBER 31,             YEARS ENDED DECEMBER 31,
                                                  --------------------------------      -----------------------------
(DOLLARS IN THOUSANDS)                             1999          2000       2001         1999        2000        2001
-------------------------------------------       -------      -------     -------      ------      ------     ------
Components of net periodic benefit cost
Service cost...............................       $25,107      $20,688     $21,889      $3,450      $3,024     $3,844
Interest cost..............................        31,295       34,429      38,930       5,552       6,708      7,267
Expected return on plan assets.............       (36,194)     (45,357)    (51,144)     (3,317)     (3,893)    (4,177)
Amortization of prior service cost.........         2,016        1,067       1,067           -           -       (96)
Amortization of transition amount..........           (61)            -          -       3,987       3,455      3,216
Recognized net actuarial (gain) loss.......         2,435       (1,077)          -        (878)       (858)        12
                                                  -------      -------     -------      ------      ------     ------
  Net periodic benefit cost................        24,598        9,750      10,742       8,794       8,436     10,066
Loss (gain) due to curtailment.............             -            -           -       6,132       2,868     (1,828)
                                                  -------      -------     -------      ------      ------     ------
  Total benefit cost for year..............       $24,598       $9,750     $10,742     $14,926     $11,304     $8,238
                                                  =======      =======     =======     =======     =======    =======

         For 1999, the Company assumed an 11 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan and an 8.5 percent annual rate of increase for the health maintenance organization (HMO) plan. For future periods, the rate for the indemnity plan was expected to gradually decrease from 11 percent to 5 percent in 2007 remaining level thereafter. The rate for the HMO plan was expected to gradually decrease from 8.5 percent to 5.0 percent in 2007 and remain at that level thereafter.

         For 2000, the Company assumed a 10 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan and an 8 percent annual rate of increase for the HMO plan. For future periods, the rate for the indemnity plan was expected to gradually decrease from 10 percent to 5 percent in 2007 and will remain at that level thereafter. The rate for the HMO plan was expected to gradually decrease from 8 percent to 5 percent in 2007 and remain at that level thereafter

         For 2001, the Company assumed a 9 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan and a 7.5 percent annual rate of increase for the HMO plan. For future periods, the rate for the indemnity plan was expected to gradually decrease from 9 percent to 5 percent in 2007 and will remain at that level thereafter. The rate for the HMO plan was expected to gradually decrease from 7.5 percent to 5 percent in 2007 and remain at that level thereafter.

         The healthcare cost trend rate assumption has a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects.


                                                                        1-PERCENTAGE-         1-PERCENTAGE-
(DOLLARS IN THOUSANDS)                                                 POINT INCREASE        POINT DECREASE
-------------------------------------------------------------------    --------------        --------------
Effect on total of service and interest cost components............          $ 1,496             $ (1,246)
Effect on postretirement benefit obligation........................           14,064              (11,960)

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001

NOTE 6-EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

 EXECUTIVE SUPPLEMENTAL BENEFIT PLANS

         The Company has several Executive Supplemental Benefit Plans (ESBP) which provide eligible employees with supplemental retirement benefits. The plans are unfunded. The accrued liability for ESBP's included in other liabilities in the Consolidated Balance Sheets was $28 million at December 31, 2000 and 2001. The Company's expense relating to the ESBP's was $3 million for the year ended December 31, 1999, $2 million for the year ended December 31, 2000, and $3 million for the year ended December 2001.

 SECTION 401(K) SAVINGS PLANS

         The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 16 percent of their pre-tax covered compensation or up to 10 percent of their after-tax covered compensation through salary deductions. The Company contributes 50 percent of every pre-tax dollar an employee contributes up to the first 6 percent of the employee's pre-tax covered compensation. Employees are fully vested in the employer's contributions immediately. In addition, the Company may make a discretionary annual profit-sharing contribution up to 2.5 percent of an employee's pay. This profit-sharing contribution is for all eligible employees, regardless of whether an employee is participating in the 401(k) plan, and depends on the Bank's annual financial performance. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $17 million, $6 million, and $13 million for the years ended December 31, 1999, 2000 and 2001, respectively.

NOTE 7-OTHER EXPENSES

         The detail of other expenses is as follows:

                                                 YEARS ENDED DECEMBER 31,
                                           -----------------------------------
(DOLLARS IN THOUSANDS)                       1999          2000          2001
--------------------------------------     --------      --------     --------
Advertising and public relations......     $ 27,163      $ 29,125     $ 37,710
Software..............................       24,519        24,037       31,766
Intangible asset amortization.........       13,980        13,352       14,340
Other.................................      151,230       156,234      159,582
                                           --------      --------     --------
  Total other expenses................     $216,892      $222,748     $243,398
                                           ========      ========     ========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001

NOTE 8-INCOME TAXES

         The components of income tax expense were as follows:


                                                                     YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
(DOLLARS IN THOUSANDS)                                            1999          2000          2001
---------------------------------------------------------       --------      --------     --------
Taxes currently payable:
  Federal................................................       $217,713      $202,427     $172,898
  State..................................................          5,140         3,595          326
  Foreign................................................          1,564         1,804        1,965
                                                                --------      --------     --------
  Total currently payable................................        224,417       207,826      175,189
                                                                --------      --------     --------
Taxes deferred:
  Federal................................................         (7,600)        9,300       49,163
  State..................................................         (2,040)        3,998        9,905
  Foreign................................................           (889)          411         (413)
                                                                --------      --------     --------
  Total deferred.........................................        (10,529)       13,709       58,655
                                                                --------      --------     --------
  Total income tax expense...............................       $213,888      $221,535     $233,844
                                                                ========      ========     ========

         The components of the net deferred tax balances of the Company were as follows:


                                                                              DECEMBER 31,
                                                                        ---------------------
(DOLLARS IN THOUSANDS)                                                    2000         2001
----------------------------------------------------------------        --------     --------
Deferred tax assets:
  Allowance for credit losses...................................        $245,985     $247,809
  Accrued income and expense....................................          27,617        1,141
  Accrued restructuring expenses................................          15,871        3,858
  Deferred state taxes..........................................           4,740        8,975
  Other.........................................................           7,973       24,209
                                                                        --------     --------
  Total deferred tax assets.....................................         302,186      285,992
Deferred tax liabilities:
  Leasing.......................................................         399,034      443,194
  Unrealized gain on securities available for sale..............          25,940       51,580
  Unrealized net gains on cash flow hedges......................               -       38,925
  Depreciation..................................................          13,735       11,303
                                                                        --------     --------
  Total deferred tax liabilities................................         438,709      545,002
                                                                        --------     --------
  Net deferred tax liability....................................        $136,523     $259,010
                                                                        ========     ========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 8-INCOME TAXES (CONTINUED)

         The following table is an analysis of the effective tax rate:


                                                                         YEARS ENDED
                                                                         DECEMBER 31,
                                                                    ---------------------
                                                                    1999    2000     2001
                                                                    ----    ----     ----
Federal income tax rate........................................       35%     35%     35%
Net tax effects of:
  State income taxes, net of federal income tax benefit........        -       1       1
  Tax credits..................................................       (1)     (2)     (2)
  Net refunds from tax audits..................................       (2)      -       -
  Other........................................................        1      (1)     (1)
                                                                      --      --      --
  Effective tax rate...........................................       33%     33%     33%
                                                                      ==      ==      ==

         The Company has filed its 1999 and 2000, and intends to file its 2001, California franchise tax returns on a worldwide unitary basis, incorporating the financial results of BTM and its worldwide affiliates.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 9-BORROWED FUNDS

         The following is a summary of the major categories of borrowed funds:


                                                                                                 DECEMBER 31,
                                                                                        ----------------------------
(DOLLARS IN THOUSANDS)                                                                     2000              2001
-------------------------------------------------------------------------------         ----------        ----------
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 6.52% and 1.41% at December 31,
  2000 and 2001, respectively..................................................         $1,387,667        $  418,814
Commercial paper, with weighted average interest rates of 6.49% and 1.89%
  at December 31, 2000 and 2001, respectively..................................          1,385,771           830,657
Other borrowed funds, with weighted average interest rates of 5.64% and
  2.96% at December 31, 2000 and 2001, respectively............................            249,469           700,403
                                                                                        ----------        ----------
Total borrowed funds...........................................................         $3,022,907        $1,949,874
                                                                                        ==========        ==========
Federal funds purchased and securities sold under repurchase agreements:
  Maximum outstanding at any month end.........................................         $2,095,868        $1,575,938
  Average balance during the year..............................................          1,548,730         1,243,933
  Weighted average interest rate during the year...............................               6.24%             4.19%
Commercial paper:
  Maximum outstanding at any month end.........................................         $1,525,932        $1,572,029
  Average balance during the year..............................................          1,521,614         1,287,603
  Weighted average interest rate during the year...............................               6.24%             4.07%
Other borrowed funds:
  Maximum outstanding at any month end.........................................         $  507,782        $  702,511
  Average balance during the year..............................................            314,425           464,033
  Weighted average interest rate during the year...............................               5.31%             4.35%

         Included in other borrowed funds in 2000 and 2001 are assumed mortgage notes related to the purchase of the Company's administrative facility at Monterey Park, California. The notes consist of 20 zero coupon notes with varying maturity dates through 2011. Maturities of these notes for the next five years are as follows: $6.5 million in each of 2002, 2003, and 2004, $5.3 million in 2005, $5.0 million in 2006 and $29.3 million thereafter.

NOTE 10-MEDIUM AND LONG-TERM DEBT

         The following is a summary of our medium-term senior debt and long-term subordinated debt.


                                                                                               DECEMBER 31,
                                                                                         ---------------------
(DOLLARS IN THOUSANDS)                                                                     2000          2001
----------------------------------------------------------------------------------       --------     --------
Medium-term debt, fixed rate 5.75% senior notes due December 2006.................       $      -     $200,000
Long-term subordinated debt, floating rate notes due June 2007. These notes bear interest at 0.325% above 3-month London Interbank Offered Rate
  (LIBOR) and are payable to BTM..................................................        200,000      200,000
                                                                                         --------     --------
Total medium and long-term debt...................................................       $200,000     $400,000
                                                                                         ========     ========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 10-MEDIUM AND LONG-TERM DEBT (CONTINUED)

         On November 30, 2001, the Company issued $200 million of medium-term notes. At December 31, 2001, the weighted average interest rate of the medium-term notes including the impact of the deferred issuance costs was 5.54 percent. The notes do not qualify as Tier 2 risk-based capital under the Federal Reserve guidelines for assessing regulatory capital and are not redeemable prior to the stated maturity. The notes are senior obligations and are ranked equally with all existing or future unsecured senior debt.

         The long-term subordinated debt qualifies as Tier 2 risk-based capital under the Federal Reserve guidelines for assessing regulatory capital. For the total risk-based capital ratio, the amount of notes that qualify as capital is reduced as the notes approach maturity. At December 31, 2000 and 2001, the $200 million of notes qualified as risk-based capital. The weighted average interest rate of the notes as of December 31, 2001 was 4.74 percent.

         Provisions of the subordinated notes restrict the use of the Company's property as security for borrowings, and place limitations on leases, indebtedness, distributions to shareholders, mergers, sales of certain assets, transactions with affiliates, and changes in majority stock ownership of the company.

NOTE 11- UNIONBANCAL CORPORATION-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

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

         The Company has converted a portion of its 7 3/8 percent fixed rate to a floating rate of interest by utilizing a $200 million interest rate swap, which qualified as a fair value hedge at December 31, 2001. The market value adjustment to the preferred securities was $13.9 million while the fair value of the hedge was $11.6 million. The weighted average interest rate, including the impact of the hedge and deferred issuance costs, was 5.88 percent.

         The grantor trust is a wholly owned subsidiary of UnionBanCal Corporation. The Trust Notes and related trust investment in the Trust Notes have been eliminated in consolidation and the preferred securities are reflected as a liability in the accompanying financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 12-DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

         The Company has a dividend reinvestment and stock purchase plan for shareholders. The plan allows shareholders to automatically reinvest all or part of their dividends in additional shares of the Company's common stock at a cost of 5 percent below the market price. Participating shareholders also have the option of purchasing additional shares at the full market price with cash payments of $25 to $3,000 per quarter. The Company obtains shares required for reinvestment through open market purchases or through the issuance of new shares from its authorized but unissued stock. During 1999, 2000, and 2001, 101,570, 449,064, and 383,765 shares, respectively, were required for dividend reinvestment purposes, of which 6,407, 24,666, and 20,402 shares were considered new issuances during 1999, 2000, and 2001, respectively. BTM did not participate in the plan in 1999, 2000 or 2001.

NOTE 13-MANAGEMENT STOCK PLAN

         The Company has two management stock plans. The Year 2000 UnionBanCal Corporation Stock Plan, effective January 1, 2000 (the 2000 Stock Plan), and the UnionBanCal Corporation Management Stock Plan, restated effective June 1, 1997 (the 1997 Stock Plan), have 10.0 million and 6.6 million shares, respectively, of the Company's common stock authorized to be awarded to key employees and outside directors of the Company at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the Committee). Employees on rotational assignment from BTM are not eligible for stock awards.

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

         In 1999, 2000 and 2001, the Company granted options to non-employee directors and various key employees, including policy-making officers under the 1997 and 2000 Stock Plans. Under both Stock Plans, options granted to employees vest pro-rata on each anniversary of the grant date and become fully exercisable three years from the grant date, provided that the employee has completed the specified continuous service requirement. The options vest earlier if the employee dies, is permanently disabled, or retires under certain grant, age, and service conditions. Options granted to non-employee directors are fully vested on the grant date and exercisable 33 1/3 percent on each anniversary under the 1997 Stock Plan,

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 13-MANAGEMENT STOCK PLAN (CONTINUED)

and fully vested and exercisable on the grant date under the 2000 Stock Plan. The following is a summary of stock option transactions under the Stock Plans.


                                                                        YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------------------
                                                  1999                           2000                         2001
                                       -----------------------------  ----------------------------  -----------------------------
                                       NUMBER OF    WEIGHTED-AVERAGE  NUMBER OF   WEIGHTED-AVERAGE  NUMBER OF    WEIGHTED-AVERAGE
                                        SHARES       EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES      EXERCISE PRICE
                                       ---------     --------------   ---------    --------------   ---------     --------------
Options outstanding, beginning of
  year............................     1,740,081          $21.47      3,281,273          $28.46     5,191,899          $28.47
  Granted.........................     1,747,750           34.31      2,126,506           27.99     3,448,242           30.03
  Exercised.......................      (157,007)          14.65        (98,004)          13.18      (557,597)          19.02
  Forfeited.......................       (49,551)          33.04       (117,876)          32.04      (143,273)          29.91
                                       ---------                      ---------                     ---------
Options outstanding, end of year..     3,281,273          $28.46      5,191,899          $28.47     7,939,271          $29.79
                                       =========                      =========                     =========
Options exercisable, end of year..     1,266,976          $20.01      2,135,228          $25.90     3,009,555          $29.53
                                       =========                      =========                     =========

         The weighted-average fair value of options granted was $9.77 during 1999, $10.21 during 2000, and $10.38 during 2001.

         The following table summarizes information about stock options outstanding.


                                    OPTIONS OUTSTANDING AT DECEMBER 31, 2001                   OPTIONS EXERCISABLE AT
                           -----------------------------------------------------------            DECEMBER 31, 2001
                                              WEIGHTED-AVERAGE                          -----------------------------------
        RANGE OF              NUMBER             REMAINING            WEIGHTED-AVERAGE     NUMBER          WEIGHTED-AVERAGE
    EXERCISE PRICES        OUTSTANDING        CONTRACTUAL LIFE         EXERCISE PRICE   EXERCISABLE         EXERCISE PRICE
    ----------------       -----------        ----------------        ----------------  -----------        ----------------
      $ 8.92 - 12.83          189,601                2.4 years            $10.99           189,601              $10.99
       18.29 - 25.00          558,381                4.7                   21.55           479,191               21.26
       27.56 - 37.96        7,168,289                7.9                   30.88         2,325,431               32.65
       44.56 - 44.56           23,000                7.9                   44.56            15,332               44.56
                           ----------                                                    ---------
                            7,939,271                                                    3,009,555
                           ==========                                                    =========

         In 1999, 2000, and 2001, the Company also granted 1,050, 13,500 and 6,000 shares, respectively, of restricted stock to key officers, including policy-making officers, under the Stock Plan. The awards of restricted stock vest pro rata on each anniversary of the grant date and become fully vested four years from the grant date, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies, is permanently and totally disabled, or retires under certain grant, age, and service conditions. Restricted shareholders have the right to vote their restricted shares and receive dividends.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 13-MANAGEMENT STOCK PLAN (CONTINUED)

         The following is a summary of restricted stock transactions under the Stock Plan.


                                                                       YEARS ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------------------------
                                                    1999                         2000                           2001
                                        ----------------------------  ----------------------------  -----------------------------
                                                    WEIGHTED-AVERAGE              WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                        NUMBER OF       GRANT DATE    NUMBER OF       GRANT DATE    NUMBER OF         GRANT DATE
                                          SHARES        FAIR VALUE      SHARES        FAIR VALUE      SHARES          FAIR VALUE
                                        ---------       ----------    ---------       ----------    ---------         ----------
Restricted stock awards
  outstanding, beginning of year..      1,504,302         $14.12      1,496,106         $14.05      1,506,162           $14.11
  Granted.........................          1,050          32.88         13,500          25.00          6,000            37.10
  Cancelled.......................         (9,246)         27.60         (3,444)         31.66           (636)           37.47
                                        ---------         ------      ---------         ------      ---------           ------
Restricted stock awards
  outstanding, end of year........      1,496,106         $14.05      1,506,162         $14.11      1,511,526           $14.19
                                        =========         ======      =========         ======      =========           ======
Restricted stock awards vested, and
  of year.........................      1,290,900         $11.84      1,408,696         $13.00      1,469,354           $13.66
                                        =========         ======      =========         ======      =========           ======

         At December 31, 1999, 2000 and 2001,  989,811,  8,969,424 and 5,659,091
shares, respectively, were available for future grants as either stock options or restricted stock under the Stock Plan.

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


                                                                           YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                         1999          2000          2001
--------------------------------------------------------------      --------      --------     --------
Net income                                         As reported      $441,731      $439,900     $481,428
                                                     Pro forma       435,766       429,730      464,750
Net income per share-basic                         As reported      $   2.65      $   2.72     $   3.05
                                                     Pro forma          2.62          2.66         2.94
Net income per share-diluted                       As reported      $   2.64      $   2.72     $   3.04
                                                     Pro forma          2.61          2.65         2.93


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made in 1999, 2000 and 2001; risk-free interest rates of 5.2 percent in 1999, 6.4 percent in 2000, and 4.9 percent in 2001; expected volatility of 30 percent in 1999, 44 percent in 2000, and 45 percent in 2001; expected lives of 5 years for 1999, 2000, and 2001; and expected dividend yields of 2.2 percent in 1999, 3.5 percent in 2000, and 3.4 percent in 2001.

         Effective January 1, 1997, the Company established a Performance Share Plan. Eligible participants may earn performance share awards to be redeemed in cash three years after the date of grant. Performance shares are linked to shareholder value in two ways: (1) the market price of the Company's

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 13-MANAGEMENT STOCK PLAN (CONTINUED)

common stock, and (2) return on equity, a performance measure closely linked to value creation. Eligible participants generally receive grants of performance shares annually. The total number of performance shares granted under the plan cannot exceed 600,000. The Company granted 22,000 shares in 1999, 31,500 shares in 2000, and 68,000 shares in 2001. No performance shares were forfeited in either 1999 or in 2000. In 2001, 9,000 performance shares were forfeited. The value of a performance share is equal to the market price of the Company's common stock. All cancelled or forfeited performance shares become available for future grants.

NOTE 14-FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. All of the fair values presented below are as of their respective period ends and have been made under this definition of fair value unless otherwise disclosed.

         It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2000 and 2001, as more fully described below. It should be noted that the operations of the Company are managed on a going concern basis and not on a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of an institution's inherent value is its capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values that follow.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 14-FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

         The table below presents the carrying value and fair value of the specified assets and liabilities held by the Company.


                                                                                           DECEMBER 31,
                                                                    ----------------------------------------------------------------
                                                                                 2000                              2001
                                                                    -----------------------------      -----------------------------
                                                                      CARRYING            FAIR           CARRYING           FAIR
(DOLLARS IN THOUSANDS)                                                 VALUE             VALUE            VALUE             VALUE
------------------------------------------------------------        -----------       -----------      -----------       -----------
ASSETS
  Cash and cash equivalents.................................        $ 3,322,979       $ 3,322,979      $ 3,664,954       $ 3,664,954
  Trading account assets....................................            339,695           339,695          229,697           229,697
   Securities available for sale:
  Securities pledged as collateral..........................            593,686           593,686          137,922           137,922
  Held in portfolio.........................................          3,533,984         3,533,984        5,661,160         5,661,160
  Securities held to maturity...............................             23,529            23,302                -                 -
  Loans, net of allowance for credit losses (1).............         24,269,956        24,475,952       23,392,279        23,774,330
LIABILITIES
   Deposits:
  Noninterest bearing.......................................         11,240,493        11,240,493       12,718,858        12,718,858
  Interest bearing..........................................         16,042,690        16,042,718       15,837,341        15,869,729
                                                                    -----------       -----------      -----------       -----------
  Total deposits............................................         27,283,183        27,283,211       28,556,199        28,588,587
  Borrowed funds............................................          3,022,907         3,019,884        1,949,874         1,967,333
  Medium and long-term debt.................................            200,000           200,000          400,000           398,051
  UnionBanCal Corporation-obligated mandatorily redeemable
  preferred securities of subsidiary grantor trust..........            350,000           317,100          363,928           348,600
___________

(1)      Excludes lease financing.

         The Company is also a party to financial instruments that are not reflected on the balance sheet but represent obligations of the Company in the normal course of business. For information regarding the fair value of derivatives and off-balance sheet financial instruments, see Note 15.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 14-FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

         MEDIUM AND LONG-TERM DEBT: The fair value of the fixed-rate senior notes was estimated using market quotes. The book values for variable-rate subordinated capital notes are assumed to approximate fair market value.

         TRUST  PREFERRED  SECURITIES:   The  fair  value  of  fixed-rate  trust
preferred securities was estimated using market quotes.

NOTE 15- DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         The Company is a party to certain derivative and other financial instruments that are used for trading activities of the Company, to meet the needs of customers, and to change the impact on the Company's operating results due to market fluctuations in currency or interest rates.

         Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract, which exceeds the value of the existing collateral, if any. The Company utilizes master netting agreements in order to reduce its exposure to credit risk. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of default. Market risk is the possibility that future changes in market conditions may make the financial instrument less valuable.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 15-DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

         TRADING ACTIVITIES IN DERIVATIVE INSTRUMENTS

         Derivatives instruments used for trading purposes are carried at fair value. The following table reflects the Company's positions relating to trading activities in derivative instruments. Trading activities include both activities for the Company's own account and for customers. At December 31, 2000 and 2001, the majority of the Company's derivative transactions for customers were essentially offset by contracts with other counterparties.

         The following is a summary of derivative instruments held or written for trading purposes.


                                                                          DECEMBER 31,
                                   -------------------------------------------------------------------------------------------
                                                      2000                                             2001
                                   ------------------------------------------      -------------------------------------------
                                   UNREALIZED      UNREALIZED       ESTIMATED       UNREALIZED      UNREALIZED       ESTIMATED
(DOLLARS IN THOUSANDS)               GAINS           LOSSES        FAIR VALUE         GAINS           LOSSES        FAIR VALUE
--------------------------------   ----------      ----------      ----------       ----------      ----------      ----------
HELD OR WRITTEN FOR TRADING
  PURPOSES AND CUSTOMER
  ACCOMMODATIONS
Foreign exchange forward
  contracts:
  Commitments to purchase.......     $  7,273       $ (62,018)       $(54,745)        $  2,521        $(28,955)        $(26,434)
  Commitments to sell...........       66,610          (8,587)         58,023           33,476          (2,071)          31,405
Foreign exchange OTC options:
  Options purchased.............          102               -             102                -            (224)            (224)
  Options written...............            -            (102)           (102)             224               -              224
Currency swap agreements:
  Commitments to pay............        2,310               -           2,310            5,311               -            5,311
  Commitments to receive........            -          (2,239)         (2,239)               -          (5,257)          (5,257)
Interest rate contracts:
  Caps purchased................        4,261               -           4,261            4,567               -            4,567
  Floors purchased..............        5,789               -           5,789           20,027               -           20,027
  Caps written..................            -          (4,259)         (4,259)               -          (4,567)          (4,567)
  Floors written................            -          (5,789)         (5,789)               -         (20,027)         (20,027)
   Swap contracts:
      Pay fixed/receive variable        3,025         (50,031)        (47,006)           4,843         (91,054)         (86,211)
      Pay variable/receive fixed       54,671          (2,741)         51,930           96,764          (4,084)          92,680
                                     --------                                         --------
                                      144,041                                          167,733
Effect of master netting
  agreements....................       (6,469)                                         (48,762)
                                     --------                                         --------
Total credit exposure...........     $137,572                                         $118,971
                                     ========                                         ========

         DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 15-DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

or anticipated transactions and be expected to be effective throughout the life of the hedge. Derivative instruments that do not qualify as either a fair value or cash flow hedge are valued at fair value and classified as trading account assets with the resultant gain or loss recognized in current earnings. At adoption of SFAS No. 133, the Company recognized a loss of $6 million ($4 million, net of tax), which is included in noninterest expense. Additionally, the adoption of SFAS No. 133 resulted in a cumulative effect of a change in accounting principle on accumulated other comprehensive income, net of tax, of $22 million in unrealized gain.

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

         CASH FLOW HEDGES

         HEDGING STRATEGIES FOR VARIABLE RATE LOANS AND CERTIFICATES OF DEPOSIT

         The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, e.g., US dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument is identical. Cash flow hedging strategies include the utilization of net purchased floor, cap, corridor options and interest rate swaps. The maximum length of time over which the Company is hedging these exposures is 4 years.

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

         The Company uses interest rate swaps to hedge the variable cash flows associated with 1-month LIBOR or 3-month LIBOR indexed loan portfolios. Payments to be received (or paid) under the swap contracts will offset the fluctuations in loan interest receipts caused by changes in the relevant LIBOR index. As such, these instruments hedge all fluctuations in the loans' interest receipts caused by changes in LIBOR.

         The Company uses purchased interest rate caps to hedge the variable cash flows associated with 3-month LIBOR or 6-month LIBOR indexed negotiable certificates of deposits (CDs). Net payments to be received under the cap contract offset the increase in interest payments caused by the relevant LIBOR index rising above the cap's strike rate.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 15-DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

         Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge matches those of the loans or CDs, and the period in which the designated hedged cash flows occur is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. During 2001, the Company recognized a net loss of $0.5 million due to ineffectiveness, which is recognized in noninterest expense. Most of the ineffectiveness related to the portion of the options that were being excluded from the assessment of hedge effectiveness.

         For cash flow hedges, based upon amounts included in accumulated other comprehensive income at December 31, 2001, the Company expects to recognize a gross increase of $90.5 million in net interest income during 2002. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to December 31, 2001.

         FAIR VALUE HEDGES

         HEDGING STRATEGIES FOR UNIONBANCAL CORPORATION- OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUSTS (TRUST PREFERRED SECURITIES)

         The Company engages in an interest rate hedging strategy in which an interest rate swap is associated with a specific interest bearing liability, UnionBanCal Corporation's Trust Preferred Securities, in order to essentially convert a portion of the liability from a fixed rate to a floating rate instrument. This strategy mitigates the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, US dollar LIBOR.

         Fair value hedging transactions are structured at inception so that the notional amounts of the swap match an associated principal amount of the Trust Preferred Securities. The interest payment dates, the expiration date, and the embedded call option of the swap match those of the Trust Preferred Securities.

         HEDGING   STRATEGIES   FOR  FOREIGN   CURRENCY-DENOMINATED   LOANS  AND
         LIABILITIES

         The Company engages in a hedging strategy in which cross-currency swaps are associated with specific foreign currency-denominated loans or liabilities. This strategy converts a fixed-rate, foreign-currency denominated loan or liability to a US dollar, floating rate loan or liability. This strategy mitigates the impact from changes in fair value associated with fluctuations in the foreign currency's benchmark interest rate and mitigates the changes in fair value of hedged loan or liability caused by changes in the exchange rate between the Bank's functional currency and the currency in which the loan or liability is denominated.

         These fair value hedging transactions are structured at inception so that the notional amount of the swap is matched with the principal amount of the loan or liability throughout the hedging period. The interest payment dates and the expiration date of the swap matches those of the loan or liability.

         The ineffectiveness on all fair value hedges in 2001 resulted in a net gain $0.1 million, which is recognized in noninterest expense.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 15-DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

         OTHER

         The Company uses foreign currency forward contracts and currency swaps as a means of managing foreign exchange rate risk associated with assets and/or liabilities denominated in foreign currencies. The Company values the forward contracts and the currency swaps at fair value, while the assets and/or the liabilities are remeasured at the spot exchange rate, with the resultant gain or loss recognized in noninterest income.

         The following table reflects summary information on our derivative contracts used to hedge or modify the Company's risk as of December 31, 2000 and 2001.


                                                                              DECEMBER 31, 2000(2)
                                                                 ------------------------------------------
                                                                 UNAMORTIZED
                                                                   PREMIUM
                                                                    PAID            CREDIT        ESTIMATED
(DOLLARS IN THOUSANDS)                                           (RECEIVED)        RISK(1)       FAIR VALUE
--------------------------------------------------------------   ----------      ----------      ----------
HELD FOR ASSET AND LIABILITY MANAGEMENT PURPOSES
Foreign exchange forward contracts:
  Commitments to purchase.....................................     $    -        $ 2,215         $   550
  Commitments to sell.........................................          -              6            (291)
Currency swap agreements:
  Commitments to pay..........................................          -              -            (815)
Interest rate contracts:
  Caps purchased..............................................          -              -
  Floors purchased............................................      7,945         24,514          16,569
  Caps written................................................          -              -               -
  Floors written..............................................          -              -          (2,117)
   Swap contracts:
  Pay variable/receive fixed..................................          -         19,653          17,941

________________

(1) Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of default.

(2) At December 31, 2000, the estimated fair value of derivatives used for hedging were not reflected on the balance sheet.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 15-DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)



                                                                                  DECEMBER 31, 2001
                                                                      ----------------------------------------
                                                                      UNREALIZED      UNREALIZED     ESTIMATED
(DOLLARS IN THOUSANDS)                                                   GAINS          LOSSES      FAIR VALUE
-------------------------------------------------------------         ----------      ----------    ----------
HELD FOR ASSET AND LIABILITY MANAGEMENT PURPOSES
Fair Value Hedges and Hedged Items:
   Interest rate swap contracts:
  Pay variable/receive fixed.................................          $11,632        $      -        $ 11,632
  Trust preferred securities.................................                -         (13,928)        (13,928)
   Currency swap agreements:
  Commitments to pay.........................................            2,179               -           2,179
  Foreign currency loan......................................                -          (2,184)         (2,184)
Cash Flow Hedges:
   Interest rate option contracts:
  Caps purchased.............................................            3,904               -           3,904
  Floors purchased...........................................           59,296               -          59,296
  Floors written.............................................                -         (14,987)        (14,987)
   Interest rate swap contracts:
  Pay variable/receive fixed.................................           62,210          (5,350)         56,860
Other Hedges:
   Foreign exchange forward contracts
  Commitments to purchase....................................              195          (1,728)         (1,533)
  Commitments to sell........................................              126             (84)             42


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

         Standby letters of credit are provided to customers to assure their performance to a third party, generally in the production of goods and services or under contractual commitments in the financial markets. Commercial letters of credit are issued to customers to facilitate foreign or domestic trade transactions. The Company charges fees for the issuance of standby and commercial letters of credit. The majority of these types of commitments have terms of one year or less and any fees charged are recognized as noninterest income. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers and is represented  by  the  contractual  amount  of  those  instruments.  When  deemed
necessary,   the  Company  holds   appropriate   collateral   supporting   those
commitments.

         The Company uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance sheet instruments, by evaluating customers' credit worthiness. The amount of collateral obtained, if deemed necessary by the Company upon extension of

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 15-DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

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

         The Company's pricing of these financial instruments is based on the credit quality and other covenants or requirements. Management believes that the current fees assessed on these off-balance sheet items represent market rates that would be charged for similar agreements. Based on this belief, the Company feels that the carrying amounts are reasonable estimates of the fair value of these financial instruments. At December 31, 2000 and 2001, fair value represents management's estimate of the unamortized fee income associated with these instruments. The following is a summary of other financial instruments with off-balance sheet risk.


                                                              DECEMBER 31,
                                             -----------------------------------------------------
                                                      2000                          2001
                                             -----------------------      ------------------------
                                              CONTRACTUAL      FAIR        CONTRACTUAL       FAIR
(DOLLARS IN THOUSANDS)                         AMOUNTS        VALUE         AMOUNTS         VALUE
----------------------------------------     -----------     -------      -----------      -------
Commitments to extend credit............     $15,330,751     $54,942      $13,038,761      $50,813
Standby letters of credit...............       2,742,788       7,960        2,410,535        8,239
Other letters of credit.................         272,076           -          271,083            -


         The Company conducts securities lending transactions for institutional customers as a fully disclosed agent, and, at times, indemnifies its customers against counterparty default. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnification was $1,218 million and $1,513 million at December 31, 2000 and 2001, respectively. The market value of the associated collateral was $1,247 million and $1,552 million at December 31, 2000 and 2001, respectively.

NOTE 16- RESTRICTIONS ON CASH AND DUE FROM BANKS, SECURITIES, LOANS AND
         DIVIDENDS

         Federal Reserve Board regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. Average reserve balances were approximately $201million and $240 million for the years ended December 31, 2000 and 2001, respectively.

         As of December 31, 2000 and 2001, securities carried at $1.8 billion and $1.5 billion and loans of $6.2 billion and $6.5 billion, respectively, were pledged as collateral for borrowings, to secure public and trust department deposits, and for repurchase agreements as required by contract or law.

         The Federal Reserve Act restricts the extension of credit by the Bank to BTM and affiliates and to the Company and its non-bank subsidiaries and requires that such loans be secured by certain types of collateral. At December 31, 2001, $122.8 million remained outstanding on ten Bankers Commercial
Corporation notes payable to the Bank. The respective notes were fully collateralized with equipment leases pledged by Bankers Commercial Corporation.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 16- RESTRICTIONS ON CASH AND DUE FROM BANKS, SECURITIES, LOANS AND DIVIDENDS (CONTINUED)

         The payment of dividends by the Bank to the Company is subject to the approval of the Office of the Comptroller of the Currency (OCC) if the total of all dividends declared in any calendar year exceeds certain calculated amounts. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC. At December 31, 2001, the Bank could have declared dividends aggregating $684 million without prior regulatory approval.

NOTE 17-REGULATORY CAPITAL REQUIREMENTS

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). Management believes, as of December 31, 2000 and 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject.

         On February 19, 1999, the Company issued $350 million of trust preferred securities, which qualify as Tier 1 capital. See Note 11 for a complete description of these securities.

         As of December 31, 2000 and 2001, the most recent notification from the OCC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 17-REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

         The Company's and the Bank's capital amounts and ratios are presented in the following tables


                                                                                                     FOR CAPITAL
                                                                              ACTUAL              ADEQUACY PURPOSES
                                                                     --------------------        -------------------
(DOLLARS IN THOUSANDS)                                                 AMOUNT       RATIO         AMOUNT       RATIO
-------------------------------------------------------------        ----------    ------        ----------   ------
CAPITAL RATIOS FOR THE COMPANY:
As of December 31, 2000:
Total capital (to risk-weighted assets)......................        $4,091,391    12.07%   >     $2,712,032      8.0%
                                                                                            -
Tier 1 capital (to risk-weighted assets).....................         3,471,289     10.24   >      1,356,016      4.0
                                                                                            -
Tier 1 capital (to quarterly average assets)(1)..............         3,471,289     10.19   >      1,363,033      4.0
                                                                                            -
As of December 31, 2001:
Total capital (to risk-weighted assets)......................        $4,260,043    13.35%   >     $2,552,515      8.0%
                                                                                            -
Tier 1 capital (to risk-weighted assets).....................         3,661,231     11.47   >      1,276,258      4.0
                                                                                            -
Tier 1 capital (to quarterly average assets)(1)..............         3,661,231     10.53   >      1,390,408      4.0
                                                                                            -
___________

(1)      Excludes certain intangible assets.

                                                                                                         TO BE WELL CAPITALIZED
                                                                                   FOR CAPITAL          UNDER PROMPT CORRECTIVE
                                                             ACTUAL              ADEQUACY PURPOSES          ACTION PROVISIONS
                                                    ---------------------     --------------------      --------------------
(DOLLARS IN THOUSANDS)                                 AMOUNT       RATIO       AMOUNT       RATIO        AMOUNT       RATIO
--------------------------------------------------  -----------     -----     ----------     -----      -----------    -----
CAPITAL RATIOS FOR THE BANK:
As of December 31, 2000:
Total capital (to risk-weighted assets)...........   $3,670,660     11.01%  > $2,667,340   >  8.0%    >  $3,334,175   > 10.0%
                                                                            -              -          -               -
Tier 1 capital (to risk-weighted assets)..........    3,157,516      9.47   >  1,333,670   >  4.0     >   2,000,505   >  6.0
                                                                            -              -          -               -
Tier 1 capital (to quarterly average assets)(1)...    3,157,516      9.24   >  1,366,949   >  4.0     >   1,708,686   >  5.0
                                                                            -              -          -               -
As of December 31, 2001:
Total capital (to risk-weighted assets)...........   $3,810,736     12.19%  > $2,501,701   >  8.0%    >  $3,127,127   > 10.0%
                                                                            -              -          -               -
Tier 1 capital (to risk-weighted assets)..........    3,323,096     10.63   >  1,250,851   >  4.0     >   1,876,276   >  6.0
                                                                            -              -          -               -
Tier 1 capital (to quarterly average assets)(1)...    3,323,096      9.69   >  1,371,305   >  4.0     >   1,714,131   >  5.0
                                                                            -              -          -               -
_______________

(1)      Excludes certain intangible assets.

NOTE 18-EARNINGS PER SHARE

         Basic EPS is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding during the period. For all periods presented, there were no dividends on preferred stock. Diluted EPS is computed based on the weighted average number of common shares outstanding adjusted for common stock equivalents, which include stock options. The following

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 18-EARNINGS PER SHARE (CONTINUED)

table presents a reconciliation of basic and diluted EPS for the years ended December 31, 1999, 2000 and 2001:


                                                                                      DECEMBER 31,
                                                     ------------------------------------------------------------------------
                                                           1999                     2000                     2001
                                                     ----------------------   ----------------------    --------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)         BASIC         DILUTED     BASIC        DILUTED      BASIC       DILUTED
-------------------------------------------------    --------      --------   --------      --------    --------     --------
Net income.......................................    $441,731      $441,731   $439,900      $439,900    $481,428     $481,428
Weighted average common shares outstanding.......     166,382       166,382    161,605       161,605     157,845      157,845
Additional shares due to:
  Assumed conversion of dilutive stock options...           -           767          -           384           -          778
                                                     --------      --------   --------      --------    ---------    --------
Adjusted weighted average common shares outstanding   166,382       167,149    161,605       161,989     157,845      158,623
                                                     ========      ========   ========      ========    =========    ========

Net income per share.............................       $2.65         $2.64      $2.72         $2.72       $3.05        $3.04
                                                     ========      ========   ========      ========    =========    ========

         Options to purchase 1,500 shares of common stock at $39.25 per share and options to purchase 23,000 shares of common stock at $44.56 per share were outstanding but not included in the computation of diluted EPS in 1999. Options to purchase 4,040,244 shares of common stock with the range from $27.56 to $44.56 per share were outstanding but not included in the computation of diluted EPS in 2000. Options to purchase 2,234,080 shares of common stock with the range from $32.63 to $44.56 per share were outstanding but not included in the computation of diluted EPS in 2001. These options to purchase shares were not included in the computation of diluted EPS in each of the years 1999, 2000, and 2001 because they were anti-dilutive.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 19-ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The following is a summary of the components of accumulated other comprehensive income (loss):


                                                 FOREIGN                  NET UNREALIZED GAINS (LOSSES)     NET UNREALIZED GAINS
                                           CURRENCY TRANSLATION         ON SECURITIES AVAILABLE FOR SALE    ON CASH FLOW HEDGES
                                    --------------------------------     ------------------------------   -----------------------
                                         YEARS ENDED DECEMBER 31,            YEARS ENDED DECEMBER 31,     YEARS ENDED DECEMBER 31,
                                    --------------------------------     ------------------------------   -----------------------
(DOLLARS IN THOUSANDS)                1999         2000       2001         1999       2000       2001      1999    2000     2001
----------------------------------  --------     -------    --------     --------   --------    -------   ------  -----   -------
Beginning balance.................  $ (9,651)    $(8,713)   $(11,191)    $ 29,109   $(32,548)   $41,879      $-      $-   $     -
Cumulative effect of accounting
  change, net of tax..............         -           -           -            -          -          -       -       -    22,205
Change during the year............       938      (2,478)     (1,014)     (61,657)    74,427     41,392       -       -    40,635
                                    --------    --------    --------     --------   --------    -------   ------  -----   -------
Ending balance....................  $ (8,713)   $(11,191)   $(12,205)    $(32,548)  $ 41,879    $83,271      $-      $-   $62,840
                                    ========    ========    ========     ========   ========    =======   ======  =====   =======


                                                           MINIMUM PENSION                         ACCUMULATED OTHER
                                                         LIABILITY ADJUSTMENT                  COMPREHENSIVE INCOME (LOSS)
                                                      ------------------------------      -------------------------------------
                                                         YEARS ENDED DECEMBER 31,                YEARS ENDED DECEMBER 31,
                                                      ------------------------------      -------------------------------------
(DOLLARS IN THOUSANDS)                                  1999         2000       2001         1999           2000          2001
---------------------------------------------------   --------     ------     ------      --------       ---------     --------
Beginning balance..................................   $(1,748)     $(689)     $(803)      $ 17,710       $(41,950)     $ 29,885
Cumulative effect of accounting change, net of tax.         -          -          -              -              -        22,205
Change during the year.............................     1,059       (114)      (170)       (59,660)        71,835        80,843
                                                      -------      ------     ------      --------       --------      --------
Ending balance.....................................   $  (689)     $(803)     $(973)      $(41,950)      $ 29,885      $132,933
                                                      =======      ======     ======      ========       ========      ========

NOTE 20-CONTINGENCIES

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

NOTE 21-TRANSACTIONS WITH AFFILIATES

         The Company had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTM and with its affiliates. During 1999, 2000 and 2001, such transactions included, but were not limited to, origination, participation, servicing and remarketing of loans and leases, purchase and sale of acceptances, interest rate derivatives and foreign exchange transactions, funds transfers, custodianships, electronic data processing, investment advice and management, deposits and credit examination, and trust services. In the opinion of management, such transactions were made at prevailing rates, terms, and conditions and do not involve more than the normal risk of collectibility or present other unfavorable features. In addition, some compensation for services rendered to the Company is paid to the expatriate officers from BTM, and reimbursed by the Company to BTM under a service agreement.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 22-BUSINESS SEGMENTS

         The Company is organized based on the products and services that it offers and operates in four principal areas:

         o The Community Banking and Investment Services Group offers a full range of banking services, primarily to individuals and small businesses, delivered primarily through a tri-state network of branches and ATM's. These services include commercial loans, mortgages and home equity lines of credit, consumer loans, deposit services and cash management as well as fiduciary, private banking, investment and asset management services for individuals and institutions, and risk management and insurance products for businesses and individuals.

         o The Commercial Financial Services Group primarily provides tailored credit and cash management services to large corporate and middle market companies. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and selected capital markets products.

         o The International Banking Group provides correspondent banking and trade-finance products and services to financial institutions, and extends primarily short-term credit to corporations engaged in international business. The group's revenue predominately relates to foreign customers.

         o The Global Markets Group manages the Company's wholesale funding needs, securities portfolio, and interest rate and liquidity risks. The group also offers a broad range of risk management and trading products to institutional and business clients of the Company through the businesses described above.

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

         "Other" is comprised of goodwill amortization, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent amounts, the amount of the provision for credit losses (over)/under the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowance for credit losses, and the residual costs of support groups, as well as certain nonrecurring

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 22-BUSINESS SEGMENTS (CONTINUED)

items such as restructuring charges (credits). In addition, it includes two units, the Credit Management Group, which manages nonperforming assets, and the Pacific Rim Corporate Group, which offers financial products to Asian-owned subsidiaries located in the U.S. On an individual basis, none of the items in "Other" are significant to the Company's business.


                                             COMMUNITY BANKING             COMMERCIAL FINANCIAL               INTERNATIONAL
                                      AND INVESTMENT SERVICES GROUP           SERVICES GROUP                  BANKING GROUP
                                     --------------------------------   ----------------------------   --------------------------
                                           YEARS ENDED DECEMBER 31,       YEARS ENDED DECEMBER 31,       YEARS ENDED DECEMBER 31,
                                     --------------------------------   ----------------------------   --------------------------
                                        1999        2000       2001        1999     2000      2001      1999     2000       2001
                                     ---------   ---------  ---------   --------  --------  --------   -------  --------  -------
RESULTS OF OPERATIONS (DOLLARS IN
 THOUSANDS):
Net interest income...............    $697,113    $729,807   $694,715   $596,082  $743,346  $675,898   $43,824  $34,971   $39,479
Noninterest income................     370,917     412,197    432,009    133,994   173,141   158,462    56,201   60,114    59,022
                                     ---------   ---------  ---------   --------  --------  --------   -------  --------  -------
Total revenue.....................   1,068,030   1,142,004  1,126,724    730,076   916,487   834,360   100,025   95,085    98,501
Noninterest expense]..............     760,163     722,013    749,851    284,680   303,211   316,164    52,275   54,299    57,364
Credit expense (income)...........      53,410      48,582     41,555     98,916   120,874   149,713    13,948    7,008     4,424
                                     ---------   ---------  ---------   --------  --------  --------   -------  --------  -------
Income (loss) before income tax
  expense (benefit)...............     254,457     371,409    335,318    346,480   492,402   368,483    33,802   33,778    36,713
Income tax expense (benefit)......      98,375     142,064    128,259    127,175   176,053   123,495    12,927   12,920    14,043
                                     ---------   ---------  ---------   --------  --------  --------   -------  --------  -------
Net income........................    $156,082    $229,345   $207,059   $219,305  $316,349  $244,988   $20,875  $20,858   $22,670
                                     =========   =========  =========   ========  ========  ========   =======  ========  =======

Total assets (DOLLARS IN MILLIONS):     $9,148      $9,441    $10,337    $17,420   $18,260   $16,376    $1,555   $1,568    $1,365
                                     =========   =========  =========   ========  ========  ========   =======  ========  =======


                                              GLOBAL                                                         UNIONBANCAL
                                          MARKETS GROUP                    OTHER                             CORPORATION
                                     -------------------------   -----------------------------   ----------------------------------
                                      YEARS ENDED DECEMBER 31,      YEARS ENDED DECEMBER 31,          YEARS ENDED DECEMBER 31,
                                     -------------------------   -----------------------------   ----------------------------------
                                      1999      2000     2001      1999       2000      2001         1999        2000        2001
                                     -------  -------  -------   --------  ---------  --------   ----------  ----------  ----------
RESULTS OF OPERATIONS (DOLLARS
 IN THOUSANDS):
Net interest income...............   $60,884  $21,186  $47,793    $17,930    $55,130   $66,157   $1,415,833  $1,584,440  $1,524,042
Noninterest income................    15,954   (7,083)  19,633      9,693      8,811    47,278      586,759     647,180     716,404
                                     -------  -------  -------   --------  ---------  --------   ----------  ----------  ----------
Total revenue.....................    76,838   14,103   67,426     27,623     63,941   113,435    2,002,592   2,231,620   2,240,446
Noninterest expense]..............    20,826   15,757   24,064    164,029     34,905    92,731    1,281,973   1,130,185   1,240,174
Credit expense (income)...........         -        -      200   (101,274)   263,536    89,108       65,000     440,000     285,000
                                     -------  -------  -------   --------  ---------  --------   ----------  ----------  ----------
Income (loss) before income tax
  expense (benefit)...............    56,012   (1,654)  43,162    (35,132)  (234,500)  (68,404)     655,619     661,435     715,272
Income tax expense (benefit)......    21,517     (633)  16,510    (46,106)  (108,869)  (48,463)     213,888     221,535     233,844
                                     -------  -------  -------   --------  ---------  --------   ----------  ----------  ----------
Net income........................   $34,495  $(1,021) $26,652    $10,974  $(125,631) $(19,941)    $441,731    $439,900    $481,428
                                     =======  =======  =======   ========  =========  ========   ==========  ==========  ==========

Total assets (DOLLARS IN MILLIONS):   $3,776   $4,662   $6,983     $1,786     $1,231      $978      $33,685     $35,162     $36,039
                                     =======  =======  =======   ========  =========  ========   ==========  ==========  ==========
____________

(1) "Other" includes a 1999 restructuring charge of $85.0 million ($55.2 million, net of tax) and 2000 restructuring credits of $19.0 million ($11.8 million, net of taxes).

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001

NOTE 23-CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS


CONDENSED BALANCE SHEETS


                                                                                         DECEMBER 31,
                                                                                --------------------------
(DOLLARS IN THOUSANDS)                                                             2000            2001
------------------------------------------------------------------------        ----------      ----------
ASSETS
  Cash and cash equivalents.............................................        $  126,371      $  435,513
  Investment in and advances to subsidiaries............................         3,778,355       3,999,509
  Loans.................................................................             4,074           3,556
  Other assets..........................................................            10,311          25,960
                                                                                ----------      ----------
  Total assets..........................................................        $3,919,111      $4,464,538
                                                                                ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Commercial paper......................................................        $   99,969      $   99,086
  Other liabilities.....................................................            46,752          44,457
  Medium and long-term debt.............................................           200,000         400,000
  Junior subordinated debt payable to subsidiary grantor trust..........           360,825         374,753
                                                                                ----------      ----------
  Total liabilities.....................................................           707,546         918,296
  Shareholders' equity..................................................         3,211,565       3,546,242
                                                                                ----------      ----------
  Total liabilities and shareholders' equity............................        $3,919,111      $4,464,538
                                                                                ==========      ==========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001

NOTE 23-CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


CONDENSED STATEMENTS OF INCOME



                                                                                         YEARS ENDED DECEMBER 31,
                                                                                  -----------------------------------
(DOLLARS IN THOUSANDS)                                                               1999         2000          2001
-----------------------------------------------------------------------------     --------      --------     --------
INCOME:
  Dividends from bank subsidiary.............................................     $227,099      $283,471     $379,110
  Dividends from nonbank subsidiaries........................................            -        10,000        7,500
  Interest income on advances to subsidiaries and deposits in bank...........       15,120        18,850       17,700
  Other income...............................................................        1,292           458          882
                                                                                  --------      --------     --------
    Total income ............................................................      243,511       312,779      405,192
                                                                                  --------      --------     --------
EXPENSE:
  Interest expense...........................................................       41,736        47,172       35,890
  Other expense, net.........................................................        3,203         3,313        4,683
                                                                                  --------      --------     --------
  Total expense..............................................................       44,939        50,485       40,573
                                                                                  --------      --------     --------
  Income before income taxes and equity in undistributed net income
   of subsidiaries...........................................................      198,572       262,294      364,619
  Provision for credit losses................................................            -          (25)            6
  Income tax benefit.........................................................     (11,266)      (11,935)      (8,409)
                                                                                  --------      --------     --------
  Income before equity in undistributed net income of subsidiaries...........      209,838       274,204      373,034
   Equity in undistributed net income of subsidiaries:
  Bank subsidiary............................................................      208,699       138,105      100,361
  Nonbank subsidiaries.......................................................       23,194        27,591        8,033
                                                                                  --------      --------     --------
NET INCOME...................................................................     $441,731      $439,900     $481,428
                                                                                  ========      ========     ========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001

NOTE 23-CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



CONDENSED STATEMENTS OF CASH FLOWS


                                                                                              YEARS ENDED DECEMBER 31,
                                                                                     -----------------------------------------
(DOLLARS IN THOUSANDS)                                                                 1999            2000            2001
----------------------                                                               ---------       ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................................................    $ 441,731       $ 439,900        $481,428
  Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in undistributed net income of subsidiaries..........................      (231,893)       (165,696)       (108,394)
    Provision for credit losses.................................................             -              25              (6)
    Other, net..................................................................           839           7,953          11,357
                                                                                     ---------       ---------        --------
      Net cash provided by operating activities.................................       210,677         282,182         384,385
                                                                                     ---------       ---------        --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to subsidiaries.......................................................      (79,370)        (43,704)        (23,967)
  Repayment of advances to subsidiaries..........................................        8,766          11,903          16,965
                                                                                     ---------       ---------        --------
    Net cash used by investing activities........................................      (70,604)        (31,801)         (7,002)
                                                                                     ---------       ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in short term borrowings...............................       (1,973)          1,984            (883)
  Proceeds from issuance of medium-term debt.....................................            -               -         200,000
  Proceeds from issuance of junior subordinated debt payable to subsidiary
    grantor trust................................................................      360,825               -               -
  Payments of cash dividends.....................................................     (127,119)       (162,575)       (158,406)
  Repurchase of common stock.....................................................     (328,662)       (130,642)       (107,629)
  Other, net.....................................................................           51              52          (1,323)
                                                                                     ---------       ---------        --------
    Net cash used by financing activities........................................      (96,878)       (291,181)        (68,241)
                                                                                     ---------       ---------        --------
Net increase (decrease) in cash and due from banks...............................       43,195         (40,800)        309,142
Cash and due from banks at beginning of year.....................................      123,976         167,171         126,371
                                                                                     ---------       ---------        --------
Cash and due from banks at end of year...........................................    $ 167,171       $ 126,371        $435,513
                                                                                     =========       =========        ========
Cash Paid (Received) During the Year for:
  Interest.......................................................................    $  35,828       $  44,327        $ 33,910
  Income taxes...................................................................          137          26,704            (271)

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 2000 AND 2001


NOTE 24-SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)




         Unaudited quarterly results are summarized as follows:


                                                                                   2000 QUARTERS ENDED
                                                                  ----------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                     MARCH 31      JUNE 30       SEPTEMBER 30       DECEMBER 31
------------------------------------------------------------      --------      -------       ------------       -----------
Interest income.............................................      $597,816     $626,383           $640,481          $636,400
Interest expense............................................       212,294      230,091            236,496           237,759
                                                                  --------     --------           --------          --------
Net interest income.........................................       385,522      396,292            403,985           398,641
Provision for credit losses.................................        40,000       70,000             80,000           250,000
Noninterest income..........................................       152,010      173,070            168,928           153,172
Noninterest expense.........................................       256,038      282,319            291,378           300,450
                                                                  --------     --------           --------          --------
Income before income taxes..................................       241,494      217,043            201,535             1,363
Income tax expense (benefit)................................        83,023       75,628             69,959           (7,075)
                                                                  --------     --------           --------          --------
Net income..................................................      $158,471     $141,415           $131,576          $  8,438
                                                                  ========     ========           ========          ========
Net income per common share-basic...........................      $   0.97     $   0.87           $   0.82          $   0.05
                                                                  ========     ========           ========          ========
Net income per common share-diluted.........................      $   0.96     $   0.87           $   0.82          $   0.05
                                                                  ========     ========           ========          ========
Dividends per share(1)......................................      $   0.25     $   0.25           $   0.25          $   0.25
                                                                  ========     ========           ========          ========


                                                                                   2001 QUARTERS ENDED
                                                                  ----------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                     MARCH 31      JUNE 30        SEPTEMBER 30      DECEMBER 31
---------------------------------------------                     --------     --------        ------------      -----------
Interest income.............................................      $608,692     $563,121           $536,001          $487,497
Interest expense............................................       221,431      184,398            157,910           107,530
                                                                  --------     --------           --------          --------
Net interest income.........................................       387,261      378,723            378,091           379,967
Provision for credit losses.................................       100,000       65,000             50,000            70,000
Noninterest income..........................................       180,807      168,391            173,405           193,801
Noninterest expense.........................................       307,485      307,452            317,042           308,195
                                                                  --------     --------           --------          --------
Income before income taxes..................................       160,583      174,662            184,454           195,573
Income tax expense..........................................        53,296       57,512             59,325            63,711
                                                                  --------     --------           --------          --------
Net income..................................................      $107,287     $117,150           $125,129          $131,862
                                                                  ========     ========           ========          ========
Net income per common share-basic...........................      $   0.68     $   0.74           $   0.79          $   0.84
                                                                  ========     ========           ========          ========
Net income per common share-diluted.........................      $   0.67     $   0.74           $   0.79          $   0.84
                                                                  ========     ========           ========          ========
Dividends per share(1)......................................      $   0.25     $   0.25           $   0.25          $   0.25
                                                                  ========     ========           ========          ========
_______________

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

         We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with US GAAP. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the financial statements would be prevented or detected on a timely basis and corrected through the normal course of business. As of December 31, 2001, management believes that the internal controls are in place and operating effectively.

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

         The financial statements have been audited by Deloitte & Touche LLP, independent auditors, who were given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate. The independent auditors' report is presented on the following page.

                                               /s/NORIMICHI KANARI
                                        _____________________________________
                                                 Norimichi Kanari
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                               /s/TAKAHARU SAEGUSA
                                        _____________________________________
                                                 Takaharu Saegusa
                                            DEPUTY CHAIRMAN OF THE BOARD

                                                /s/DAVID I. MATSON
                                        _____________________________________
                                                  David I. Matson
                                            EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

                                                /s/DAVID A. ANDERSON
                                        _____________________________________
                                                  David A. Anerson
                                        SENIOR VICE PRESIDENT AND CONTROLLER

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Directors of
 UnionBanCal Corporation:

         We have audited the accompanying consolidated balance sheets of UnionBanCal Corporation and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnionBanCal Corporation and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

San Francisco, California
January 16, 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, UnionBanCal Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              UNIONBANCAL CORPORATION
                                                   (Registrant)

                                        By:         /s/NORIMICHI KANARI
                                           _____________________________________
                                                      Norimichi Kanari
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                               (Principal Executive Officer)

                                        By:         /s/DAVID I. MATSON
                                           ____________________________________
                                                      David I. Matson
                                                EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
                                               (Principal Financial Officer)

                                        By:        /s/DAVID A. ANDERSON
                                           _____________________________________
                                                     David A. Anderson
                                            SENIOR VICE PRESIDENT AND CONTROLLER
                                               (Principal Accounting Officer)

                                        Date:  March 13, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of UnionBanCal Corporation and in the capacities and on the date indicated below.

                     SIGNATURE                                    TITLE
                     ---------                                    -----


       _________________________________                        Director
                  David R. Andrews

                         *
       _________________________________                        Director
                 L. Dale Crandall

                         *
       _________________________________                        Director
                 Richard D. Farman

                     SIGNATURE                                    TITLE
                     ---------                                    -----

                        *
       _________________________________                        Director
                 Stanley F. Farrar

                        *
       _________________________________                        Director
                Richard C. Hartnack

                        *
       _________________________________                        Director
                    Kaoru Hayama

                        *
       _________________________________                        Director
                  Norimichi Kanari


       _________________________________                        Director
                    Satori Kishi

                        *
       _________________________________                        Director
                  Monica C. Lazano

                        *
       _________________________________                        Director
                    Mary S. Metz

                        *
       _________________________________                        Director
                  Raymond E. Miles

                        *
       _________________________________                        Director
                 J. Fernando Niebla


       _________________________________                        Director
                Charles R. Rinehart

                        *
       _________________________________                        Director
                 Carl W. Roberston

                        *
       _________________________________                        Director
                  Takaharu Saegusa

                        *
       _________________________________                        Director
                  Robert M. Walker

                      SIGNATURE                                   TITLE
                     ---------                                    -----


       _________________________________                        Director
                  Kenji Yoshizawa





*By:    /s/JOHN H. MCGUCKIN, JR.
    _______________________________
           John H. McGuckin, Jr.
              ATTORNEY-IN-FACT

Dated:  February 27, 2001