Form 10-Q
period 2002-03-31
UNIONBANCAL CORP
filed 2002-05-14
CIK 1011659

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                         Commission file number 1-15081



                             UNIONBANCAL CORPORATION



                       State of Incorporation: CALIFORNIA

                  I.R.S. Employer Identification No. 94-1234979




                              400 CALIFORNIA STREET
                      SAN FRANCISCO, CALIFORNIA 94104-1302

                  Registrant's telephone number (415) 765-2969

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---



   Number of shares of Common Stock outstanding at April 30, 2002: 156,855,456

================================================================================

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I
FINANCIAL INFORMATION
   Consolidated Financial Highlights.....................................     2
   Item 1. Financial Statements:
      Condensed Consolidated Statements of Income........................     3
      Condensed Consolidated Balance Sheets..............................     4
      Condensed Consolidated Statements of Changes in Shareholders'
       Equity............................................................     5
      Condensed Consolidated Statements of Cash Flows....................     6
      Notes to Condensed Consolidated Financial Statements...............     7
   Item 2. Management's Discussion and Analysis:
      Introduction.......................................................    15
      Summary............................................................    15
      Business Segments..................................................    17
      Net Interest Income................................................    26
      Noninterest Income.................................................    27
      Noninterest Expense................................................    29
      Income Tax Expense.................................................    30
      Loans..............................................................    30
      Cross-Border Outstandings..........................................    31
      Provision for Credit Losses........................................    32
      Allowance for Credit Losses........................................    32
      Nonperforming Assets...............................................    36
      Loans 90 Days or More Past Due and Still Accruing..................    36
      Quantitative and Qualitative Disclosure about Interest Rate
       Risk Management...................................................    36
      Liquidity..........................................................    38
      Regulatory Capital.................................................    39
      Certain Business Risk Factors......................................    40
   Item 3. Market Risk...................................................    44
PART II
OTHER INFORMATION
   Item 4. Submission of Matters to a Vote of Security Holders...........    45
   Item 6. Exhibits and Reports on Form 8-K..............................    46
Signatures...............................................................    47

                         PART I. FINANCIAL INFORMATION

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                               PERCENT CHANGE TO
                                              AS OF AND FOR THE THREE MONTHS ENDED            MARCH 31, 2002 FROM:
                                          -------------------------------------------      --------------------------
(DOLLARS IN THOUSANDS, EXCEPT               MARCH 31,     DECEMBER 31,      MARCH 31,      MARCH 31,     DECEMBER 31,
 PER SHARE DATA)                              2001            2001            2002           2001            2001
---------------------------------------   -----------     -----------     -----------      ---------     ------------
RESULTS OF OPERATIONS:
   Net interest income(1)..............      $387,883        $380,386        $380,973        (1.78)%          0.15%
   Provision for credit losses.........       100,000          70,000          55,000       (45.00)          21.43)
   Noninterest income..................       180,807         193,801         171,451        (5.17)         (11.53)
   Noninterest expense.................       307,485         308,195         323,363         5.16            4.92
                                          -----------     -----------     -----------
   Income before income taxes(1).......       161,205         195,992         174,061         7.97          (11.19)
   Taxable-equivalent adjustment.......           622             419             533       (14.31)          27.21
   Income tax expense..................        53,296          63,711          58,751        10.24           (7.79)
                                          -----------     -----------     -----------
   Net income..........................      $107,287        $131,862        $114,777         6.98%         (12.96)%
                                          ===========     ===========     ===========
PER COMMON SHARE:
   Net income--basic....................        $0.68           $0.84           $0.73         7.35%         (13.10)%
   Net income--diluted..................         0.67            0.84            0.73         8.96          (13.10)
   Dividends...........................          0.25            0.25            0.25          --              --
   Book value (end of period)..........         21.02           22.66           22.81         8.52            0.66
   Common shares outstanding (end of
      period)..........................   158,567,213     156,483,511     156,336,338        (1.41)          (0.09)
   Weighted average common shares
      outstanding--basic................  158,893,347     156,746,606     156,228,149        (1.68)          (0.33)
   Weighted average common shares
      outstanding--diluted..............  159,269,148     157,890,507     157,810,613        (0.92)          (0.05)
BALANCE SHEET (END OF PERIOD):
   Total assets........................   $35,823,050     $36,038,746     $36,221,931         1.11%           0.51%
   Total loans.........................    25,976,936      24,994,030      25,098,097        (3.38)           0.42
   Nonperforming assets................       438,980         492,482         452,761         3.14           (8.07)
   Total deposits......................    27,208,128      28,556,199      28,758,849         5.70            0.71
   Medium and long-term debt...........       199,688         399,657         399,673       100.15             --
   Trust preferred securities..........       366,526         363,928         361,903        (1.26)          (0.56)
   Common equity.......................     3,332,998       3,546,242       3,566,502         7.01            0.57
BALANCE SHEET (PERIOD AVERAGE):
   Total assets........................   $34,427,990     $34,838,155     $35,083,527         1.90%           0.70%
   Total loans.........................    26,417,626      25,366,890      25,127,757        (4.88)          (0.94)
   Earning assets......................    31,068,242      31,477,853      31,976,493         2.92            1.58
   Total deposits......................    25,767,673      27,353,182      27,568,947         6.99            0.79
   Common equity.......................     3,337,940       3,625,459       3,624,767         8.59           (0.02)
FINANCIAL RATIOS:
   Return on average assets(2).........          1.26%           1.50%           1.33%
   Return on average common equity(2)..         13.04           14.43           12.84
   Efficiency ratio(3).................         54.07           53.68           58.51
   Net interest margin(1)..............          5.04            4.81            4.80
   Dividend payout ratio...............         36.76           29.76           34.25
   Tangible equity ratio...............          9.16            9.62            9.64
   Tier 1 risk-based capital ratio.....         10.49           11.47           11.63
   Total risk-based capital ratio......         12.32           13.35           13.50
   Leverage ratio......................         10.22           10.53           10.65
   Allowance for credit losses to total
      loans............................          2.47            2.54            2.51
   Allowance for credit losses to
      nonaccrual loans.................        149.09          129.00          139.11
   Net loans charged off to average
      total loans(2)...................          1.10            1.02            0.97
   Nonperforming assets to total loans,
      distressed loans held for sale,
      and foreclosed assets............          1.69            1.97            1.80
   Nonperforming assets to total assets          1.23            1.37            1.25

-------------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)  Annualized.

(3)  The efficiency  ratio is noninterest  expense,  excluding  foreclosed asset
     expense    (income),    as   a   percentage   of   net   interest    income
     (taxable-equivalent basis) and noninterest income.



ITEM 1. FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                   FOR THE THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                                   ----------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                         2001         2002
------------------------------------------------------------------------------     ----------   ---------
INTEREST INCOME
   Loans......................................................................       $536,489    $375,798
   Securities.................................................................         67,308      81,336
   Interest bearing deposits in banks.........................................            966         496
   Federal funds sold and securities purchased under resale agreements........          1,029       4,059
   Trading account assets.....................................................          2,900         691
                                                                                   ----------   ---------
      Total interest income...................................................        608,692     462,380
                                                                                   ----------   ---------
INTEREST EXPENSE
   Domestic deposits..........................................................        135,117      59,935
   Foreign deposits...........................................................         25,543       6,264
   Federal funds purchased and securities sold under repurchase agreements....         25,800       1,949
   Commercial paper...........................................................         20,413       3,974
   Medium and long-term debt..................................................          3,196       2,412
   UnionBanCal Corporation--obligated mandatorily redeemable preferred
     securities of subsidiary grantor trust...................................          6,022       3,963
   Other borrowed funds.......................................................          5,340       3,443
                                                                                   ----------   ---------
      Total interest expense..................................................        221,431      81,940
                                                                                   ----------   ---------
NET INTEREST INCOME...........................................................        387,261     380,440
   Provision for credit losses................................................        100,000      55,000
                                                                                   ----------   ---------
      Net interest income after provision for credit losses...................        287,261     325,440
                                                                                   ----------   ---------
NONINTEREST INCOME
   Service charges on deposit accounts........................................         57,020      66,143
   Trust and investment management fees.......................................         39,681      36,725
   Merchant transaction processing fees.......................................         19,066      20,701
   International commissions and fees.........................................         17,110      18,223
   Brokerage commissions and fees.............................................          8,915       9,632
   Merchant banking fees......................................................          9,248       6,945
   Securities gains (losses), net.............................................          2,266      (2,566)
   Other......................................................................         27,501      15,648
                                                                                   ----------   ---------
      Total noninterest income................................................        180,807     171,451
                                                                                   ----------   ---------
NONINTEREST EXPENSE
   Salaries and employee benefits.............................................        164,487     177,794
   Net occupancy..............................................................         22,759      23,381
   Equipment..................................................................         15,798      16,340
   Communications.............................................................         11,702      13,941
   Merchant transaction processing............................................         12,914      12,916
   Professional services......................................................          7,824       9,503
   Data processing............................................................          8,949       8,991
   Foreclosed asset expense...................................................             13         125
   Other......................................................................         63,039      60,372
                                                                                   ----------   ---------
      Total noninterest expense...............................................        307,485     323,363
                                                                                   ----------   ---------
   Income before income taxes.................................................        160,583     173,528
   Income tax expense.........................................................         53,296      58,751
                                                                                   ----------   ---------
NET INCOME....................................................................       $107,287    $114,777
                                                                                   ==========   =========
NET INCOME PER COMMON SHARE--BASIC............................................          $0.68       $0.73
                                                                                   ==========   =========
NET INCOME PER COMMON SHARE--DILUTED..........................................          $0.67       $0.73
                                                                                   ==========   =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC.............................        158,893     156,228
                                                                                   ==========   =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED...........................        159,269     157,811
                                                                                   ==========   =========


See accompanying notes to condensed consolidated financial statements.



                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           (UNAUDITED)                   (UNAUDITED)
                                                                            MARCH 31,    DECEMBER 31,     MARCH 31,
(DOLLARS IN THOUSANDS)                                                        2001           2001           2002
------------------------------------------------------------------------   -----------   ------------    -----------
ASSETS
Cash and due from banks.................................................   $ 2,827,758    $ 2,682,392    $ 1,787,942
Interest bearing deposits in banks......................................        60,083         64,162        110,147
Federal funds sold and securities purchased under resale agreements.....       744,500        918,400      2,109,600
                                                                           -----------   ------------    -----------
   Total cash and cash equivalents......................................     3,632,341      3,664,954      4,007,689
Trading account assets..................................................       385,772        229,697        221,179
Securities available for sale:
   Securities pledged as collateral.....................................       310,933        137,922        120,560
   Held in portfolio....................................................     4,160,742      5,661,160      5,289,210
Loans (net of allowance for credit losses: March 31, 2001, $642,334;
   December 31, 2001, $634,509; March 31, 2002, $629,367)...............    25,334,602     24,359,521     24,468,730
Due from customers on acceptances.......................................       225,081        182,440        136,303
Premises and equipment, net.............................................       480,232        494,534        489,915
Intangible assets.......................................................         2,447         16,176         15,292
Goodwill................................................................        52,772         68,623         68,623
Other assets............................................................     1,238,128      1,223,719      1,404,430
                                                                           -----------   ------------    -----------
   Total assets.........................................................   $35,823,050    $36,038,746    $36,221,931
                                                                           ===========   ============    ===========


LIABILITIES
Domestic deposits:
   Noninterest bearing..................................................   $10,966,658    $12,314,150    $11,878,768
   Interest bearing.....................................................    13,867,381     14,160,113     14,540,336
Foreign deposits:
   Noninterest bearing..................................................       260,686        404,708        404,378
   Interest bearing.....................................................     2,113,403      1,677,228      1,935,367
                                                                           -----------   ------------    -----------
   Total deposits.......................................................    27,208,128     28,556,199     28,758,849
Federal funds purchased and securities sold under repurchase
 agreements.............................................................     1,436,474        418,814        369,565
Commercial paper........................................................     1,437,467        830,657        900,851
Other borrowed funds....................................................       540,625        700,403        900,360
Acceptances outstanding.................................................       225,081        182,440        136,303
Other liabilities.......................................................     1,076,063      1,040,406        827,925
Medium and long-term debt...............................................       199,688        399,657        399,673
UnionBanCal Corporation--obligated mandatorily redeemable preferred
 securities of subsidiary grantor trust.................................       366,526        363,928        361,903
                                                                           -----------   ------------    -----------
   Total liabilities....................................................    32,490,052     32,492,504     32,655,429
                                                                           -----------   ------------    -----------
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock:
   Authorized 5,000,000 shares, no shares issued or outstanding as of
   March 31, 2001, December 31, 2001, and March 31, 2002................            --            --             --
Common stock--no stated value:
   Authorized 300,000,000 shares, issued 158,567,213 shares as of
   March 31, 2001, 156,483,511 shares as of December 31, 2001, and
   156,336,338 shares as of March 31, 2002..............................     1,256,085      1,181,925      1,172,479
Retained earnings.......................................................     1,974,095      2,231,384      2,307,150
Accumulated other comprehensive income..................................       102,818        132,933         86,873
                                                                           -----------   ------------    -----------
   Total shareholders' equity...........................................     3,332,998      3,546,242      3,566,502
                                                                           -----------   ------------    -----------
   Total liabilities and shareholders' equity...........................   $35,823,050    $36,038,746    $36,221,931
                                                                           ===========   ============    ===========


See accompanying notes to condensed consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                                            -----------------------------------------------------
(DOLLARS IN THOUSANDS)                                                                2001                          2002
-----------------------------------------------------------------------     -----------------------       -----------------------
COMMON STOCK
   Balance, beginning of period........................................     $1,275,587                    $1,181,925
   Dividend reinvestment plan..........................................              8                            38
   Deferred compensation--restricted stock awards......................             (9)                           (3)
   Stock options exercised.............................................          2,070                        25,345
   Common stock repurchased(1).........................................        (21,571)                      (34,826)
                                                                            ----------                    ----------
      Balance, end of period...........................................     $1,256,085                    $1,172,479
                                                                            ----------                    ----------
RETAINED EARNINGS
   Balance, beginning of period........................................     $1,906,093                    $2,231,384
   Net income..........................................................        107,287     $107,287          114,777     $114,777
   Dividends on common stock(2)........................................        (39,671)                      (39,048)
   Deferred compensation--restricted stock awards......................            386                            37
                                                                            ----------                    ----------
      Balance, end of period...........................................     $1,974,095                    $2,307,150
                                                                            ----------                    ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Balance, beginning of period........................................        $29,885                      $132,933
   Cumulative effect of accounting change (SFAS No.133)(3), net of tax
      expense of $13,754 in 2001.......................................                      22,205                            --
   Unrealized net gains on cash flow hedges, net of tax expense of
      $14,164 and $578 in the first three months of 2001 and 2002,
      respectively.....................................................                      22,866                           933
   Less: reclassification adjustment for net gains on cash flow hedges included in net income, net of tax expense of $1,203 and $11,177
      in the first three months of 2001 and 2002, respectively.........                      (1,943)                      (18,044)
                                                                                           --------                      --------
   Net unrealized gains (losses) on cash flow hedges...................                      20,923                       (17,111)
   Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax expense (benefit) of
      $19,689 and $(18,904) in the first three months of 2001 and 2002,
      respectively.....................................................                      31,785                       (30,519)
   Less: reclassification adjustment for losses (gains) on securities available for sale included in net income, net of tax expense
      (benefit) of $867 and $(981) in the first three months of 2001
      and 2002, respectively...........................................                      (1,399)                        1,585
                                                                                           --------                      --------
   Net unrealized gains (losses) on securities available for sale......                      30,386                       (28,934)
   Foreign currency translation adjustment, net of tax benefit of $360
      and $9 in the first three months of 2001 and 2002, respectively..                        (581)                          (15)
                                                                                           --------                      --------
   Other comprehensive income (loss)...................................         72,933       72,933          (46,060)     (46,060)
                                                                            ----------     --------       ----------     --------
   Total comprehensive income..........................................                    $180,220                       $68,717
                                                                                           ========                      ========
      Balance, end of period...........................................       $102,818                       $86,873
                                                                            ----------                    ----------
        TOTAL SHAREHOLDERS' EQUITY.....................................     $3,332,998                    $3,566,502
                                                                            ==========                    ==========

------------------------------------------

(1)  Common stock repurchased includes commission costs.

(2) Dividends per share were $0.25 for the first three months of 2001 and 2002. Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

(3) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities".

See accompanying notes to condensed consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        FOR THE THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                     --------------------------
(DOLLARS IN THOUSANDS)                                                                  2001            2002
--------------------------------------------------------------------------------     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................................................     $  107,287      $  114,777
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
      Provision for credit losses...............................................        100,000          55,000
      Depreciation, amortization and accretion..................................         19,693          19,637
      Provision for deferred income taxes.......................................          6,192          28,674
      Loss (gain) on securities available for sale..............................         (2,266)          2,566
      Net (increase) decrease in trading account assets.........................        (46,077)          8,518
      Other, net................................................................        185,482        (426,639)
                                                                                     ----------      ----------
      Total adjustments.........................................................        263,024        (312,244)
                                                                                     ----------      ----------
   Net cash provided by (used in) operating activities..........................        370,311        (197,467)
                                                                                     ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale.........................        224,833           1,106
   Proceeds from matured and called securities available for sale...............        170,854         346,379
   Purchases of securities available for sale...................................       (667,367)        (11,657)
   Net increase in loans........................................................        (38,349)       (158,071)
   Other, net...................................................................        (19,429)        (10,074)
                                                                                     ----------      ----------
      Net cash provided by (used in) investing activities.......................       (329,458)        167,683
                                                                                     ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits..........................................        (75,055)        202,650
   Net increase (decrease) in federal funds purchased and securities sold
   under repurchase agreements..................................................         48,807         (49,249)
   Net increase in commercial paper and other borrowed funds....................        342,852         270,151
   Common stock repurchased.....................................................        (21,571)        (34,826)
   Payments of cash dividends...................................................        (39,824)        (39,143)
   Other, net...................................................................         18,023          23,359
                                                                                     ----------      ----------
      Net cash provided by financing activities.................................        273,232         372,942
                                                                                     ----------      ----------
Net increase in cash and cash equivalents.......................................        314,085         343,158
Cash and cash equivalents at beginning of period................................      3,322,979       3,664,954
Effect of exchange rate changes on cash and cash equivalents....................         (4,723)           (423)
                                                                                     ----------      ----------
Cash and cash equivalents at end of period......................................     $3,632,341      $4,007,689
                                                                                     ==========      ==========
CASH PAID (RECEIVED) DURING THE PERIOD FOR:
   Interest.....................................................................     $  250,846      $   79,347
   Income taxes.................................................................         (7,853)        192,694
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Loans transferred to foreclosed assets (OREO) and/or distressed loans
    held for sale...............................................................     $    7,391      $      116
   Securities transferred from held to maturity to available for sale at the
    adoption of SFAS No. 133....................................................         23,529              --


See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2001. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

     In November 1999, July 2000, and April 2001 the Company announced stock repurchase plans of $100 million each. The Company repurchased $17 million of common stock in 1999, $130 million in 2000, $108 million in 2001 and $35 million in the first quarter of 2002. As of March 31, 2002, $10 million of common stock is authorized for repurchase. At March 31, 2002, The Bank of Tokyo-Mitsubishi, Ltd. (BTM), which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group, owned approximately 68 percent of UnionBanCal Corporation.

     Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by a single method--the purchase method. This Statement eliminates the pooling-of-interests method but carries forward without reconsideration the guidance in Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," related to the application of the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 were accounted for in accordance with the amortization and nonamortization provisions of SFAS No. 142. SFAS No. 142 significantly changes the accounting for goodwill and other intangible assets subsequent to their initial recognition. This Statement requires that goodwill and some intangible assets no longer be amortized, but tested for impairment at least annually by comparing the fair value of those assets with their recorded amounts. SFAS No. 142 was adopted as of January 1, 2002, the amortization of existing goodwill ceased and the carrying amount of goodwill was allocated to the applicable reporting units. The allocation was based on the sources of previously recognized goodwill as well as the reporting units to which the related acquired net assets were assigned.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Management's expectations about which reporting units had benefited from the synergies of acquired businesses was considered in the allocation process. The Company elected to perform a transitional impairment test by May 31, 2002, with measurement as of date of adoption. As of March 31, 2002, goodwill was $69 million, none of which is expected to be impaired.

     Net income and earnings per share for the quarters ended March 31, 2001 and 2002 were adjusted to exclude goodwill amortization expense (net of taxes of $1.1 million) as follows:

                                                    FOR THE THREE MONTHS ENDED
                                                    --------------------------
                                                      MARCH 31,      MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)            2001           2002
---------------------------------------------       -----------    -----------

NET INCOME:
Reported net income..............................   $   107,287    $   114,777
Goodwill amortization, net of income tax.........         1,995              0
Adjusted net income..............................   $   109,282    $   114,777
BASIC EARNING PER SHARE:
Reported net income..............................   $      0.68    $      0.73
Goodwill amortization............................          0.01           0.00
Adjusted net income..............................   $      0.69    $      0.73
DILUTED EARNING PER SHARE:
Reported net income..............................   $      0.67    $      0.73
Goodwill amortization............................          0.01           0.00
Adjusted net income..............................   $      0.68    $      0.73


     During the first quarter ending March 31, 2002, no goodwill or intangible assets were acquired, impaired, and/or written off. All previously acquired intangible assets are subject to amortization.

     INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

     Intangible assets amortization expense, for the quarter ended March 31, 2002, was $0.9 million. No residual value is expected for these intangible assets. The components of intangible assets were as follows:


                                                       MARCH 31, 2002
                                        ---------------------------------------------------
                                        GROSS CARRYING       ACCUMULATED       NET CARRYING
(DOLLARS IN MILLIONS)                       AMOUNT          AMORTIZATION          AMOUNT
---------------------                   --------------      ------------       ------------
Rights-to-expiration..................       $15.0              $0.7              $14.3
Core deposit intangible...............         8.3               7.3                1.0
                                        --------------      ------------       ------------
Total identifiable intangible assets..       $23.3              $8.0              $15.3
                                        ==============      ============       ============


     Amortization expense for the net carrying amount of all identifiable intangible assets with definite lives at March 31, 2002 is approximately $2.9 million for the remainder of the year ending December 31, 2002, and $3.0 million, $2.4 million, $2.1 million, $1.8 million, and $1.6 million for the years ending December 31, 2003 through 2007, respectively.

                   UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset. A legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. This Statement is effective for fiscal years beginning after June 15, 2002. Management believes that adopting this Statement will not have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement carries over the framework established in SFAS No. 121, and was adopted by the Company on January 1, 2002. The adoption of this Statement had no material impact on the Company's financial position or results of operations.

NOTE 3--EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2001 and 2002:


                                                                          THREE MONTHS ENDED MARCH 31,
                                                            -------------------------------------------------
                                                                   2001                       2002
                                                            ----------------------      ---------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                 BASIC        DILUTED        BASIC       DILUTED
----------------------------------------------------------- --------      --------      --------     --------
Net Income................................................. $107,287      $107,287      $114,777     $114,777
                                                            ========      ========      ========     ========
Weighted average common shares outstanding.................  158,893       158,893       156,228      156,228
Additional shares due to:
   Assumed conversion of dilutive stock options............       --           376            --        1,583
                                                            --------      --------      --------     --------
Adjusted weighted average common shares outstanding........  158,893       159,269       156,228      157,811
                                                            ========      ========      ========     ========
Net income per share.......................................    $0.68         $0.67         $0.73        $0.73
                                                            ========      ========      ========     ========

                   UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 4--COMPREHENSIVE INCOME

     The following table presents a summary of the components of accumulated other comprehensive income (loss):


                                                    NET UNREALIZED GAINS                                     NET UNREALIZED GAINS
                                                   (LOSSES) ON SECURITIES         FOREIGN CURRENCY               (LOSSES) ON
                                                     AVAILABLE FOR SALE        TRANSLATION ADJUSTMENT          CASH FLOW HEDGES
                                                   ------------------------    ----------------------        ---------------------
                                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                   -------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                2001           2002          2001        2002            2001          2002
----------------------                             ---------      ---------     ---------    --------        -------      --------
Beginning balance.............................       $41,879       $ 83,271      $(11,191)   $(12,205)       $    --       $62,840
Cumulative effect of accounting change, net of
   tax........................................            --             --            --          --         22,205            --
Change during the period......................        30,386        (28,934)         (581)        (15)        20,923       (17,111)
                                                   ---------      ---------     ---------    --------        -------      --------
Ending balance................................       $72,265       $ 54,337      $(11,772)   $(12,220)       $43,128       $45,729
                                                   =========      =========     =========    ========        =======      ========



                                                                MINIMUM PENSION               ACCUMULATED OTHER
                                                              LIABILITY ADJUSTMENT       COMPREHENSIVE INCOME (LOSS)
                                                            -------------------------    ---------------------------
                                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                            --------------------------------------------------------
(DOLLARS IN THOUSANDS)                                         2001           2002            2001           2002
----------------------                                      ----------     ----------    ------------     ----------
Beginning balance.......................................       $(803)         $(973)          $29,885       $132,933
Cumulative effect of accounting change, net of tax......          --             --            22,205             --
Change during the period................................          --             --            50,728        (46,060)
                                                            ----------     ----------    ------------     ----------
Ending balance..........................................       $(803)         $(973)         $102,818        $86,873
                                                            ==========     ==========    ============     ==========


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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 5--BUSINESS SEGMENTS (CONTINUED)

     o The Global Markets Group manages the Company's wholesale funding needs, securities portfolio, and interest rate and liquidity risks. The group also offers a broad range of risk management and trading products to institutional and business clients of the Company through the businesses described above.

     The information, set forth in the table on the following page, reflects selected income statement items and selected balance sheet items by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Included in the table is the amount of goodwill for each reporting unit as of March 31, 2002. Prior to January 1, 2002, all goodwill was held at the corporate level. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

     The information in this table is derived from the internal management reporting system used by management to measure the performance of the segments and the Company overall. The management reporting system assigns balance sheet and income statement items to each segment based on internal management accounting policies. Net interest income is determined by the Company's internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to a segment are assigned to that business, other than restructuring charges (credits). Certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the business segments based on a predetermined percentage of usage. Under the Company's risk-adjusted return on capital (RAROC) methodology, credit expense is charged to business segments based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit, market and operational risks.

     "Other" is comprised of goodwill amortization for periods prior to January 1, 2002, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent basis amounts, the amount of the provision for credit losses (over)/under the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowance for credit losses, and the residual costs of support groups. In addition, it includes two units, the Credit Management Group, which manages nonperforming assets, and the Pacific Rim Corporate Group, which offers financial products to Asian-

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 5--BUSINESS SEGMENTS (CONTINUED)

owned subsidiaries located in the US. On an individual basis, none of the items in "Other" are significant to the Company's business.


                                                     COMMUNITY BANKING
                                                       AND INVESTMENT          COMMERCIAL FINANCIAL          INTERNATIONAL
                                                       SERVICES GROUP             SERVICES GROUP             BANKING GROUP
                                                    ---------------------      --------------------      --------------------
                                                                   AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                                    -------------------------------------------------------------------------
                                                      2001         2002          2001        2002          2001        2002
----------------------------------------------      --------     --------      --------    --------      --------    --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)
 AND ASSETS (DOLLARS IN MILLIONS):
Total revenue(1)..............................      $273,173     $288,103      $229,079    $201,470       $25,105     $25,593
Net income (loss).............................      $ 50,682     $ 53,752      $ 79,263    $ 47,759       $ 6,590     $ 6,147
Goodwill......................................      $     --     $     55      $     --    $     14       $    --     $    --
Total assets at period end....................      $  9,505     $ 10,641      $ 17,859    $ 15,546       $ 1,375     $ 1,388





                                                        MARKETS GROUP                 OTHER                   CORPORATION
                                                    ---------------------      --------------------      --------------------
                                                              AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                                    -------------------------------------------------------------------------
                                                      2001         2002          2001        2002          2001        2002
----------------------------------------------      --------     --------      --------    --------      --------    --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)
 AND ASSETS (DOLLARS IN MILLIONS):
Total revenue(1)..............................      $  2,040     $ 11,351      $ 38,671    $ 25,374      $568,068    $551,891
Net income (loss).............................      $ (7,000)    $  4,561      $(22,248)   $  2,558      $107,287    $114,777
Goodwill......................................      $     --     $     --      $     85    $     --      $     85    $     69
Total assets at period end....................      $  5,596     $  7,719      $  1,488    $    928      $ 35,823    $ 36,222

----------------------------------------------

(1)      Total revenue is comprised of net interest income and noninterest income

NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING

     Derivative positions are integral components of the Company's designated asset and liability management activities. The Company uses interest rate derivative instruments as part of its management of asset and liability positions. Derivatives are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, trust preferred securities and medium-term notes.

 CASH FLOW HEDGES

 HEDGING STRATEGIES FOR VARIABLE RATE LOANS AND CERTIFICATES OF DEPOSITS

     The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, e.g., US dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument is identical. Cash flow hedging strategies include the utilization of purchased floor, cap, corridor options and interest rate swaps.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

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

     The Company uses purchased interest rate caps to hedge the variable interest cash flows associated with the forecasted issuance and rollover of short-term, fixed rate negotiable certificates of deposits (CDs). In these hedging relationships, the Company hedges the LIBOR component of the CD rates, which is either 3-month LIBOR or 6-month LIBOR, based on the CD's original term to maturity, which reflects their repricing frequency. Net payments to be received under the cap contract offset the increase in interest expense caused by the relevant LIBOR index rising above the cap's strike rate.

     Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge matches those of the loans or CDs, and the period in which the designated hedged cash flows occur is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. During the first quarter of 2002, the Company recognized a net loss of $0.1 million due to ineffectiveness, which is recognized in noninterest expense.

     FAIR VALUE HEDGES

     HEDGING   STRATEGY  FOR  UNIONBANCAL   CORPORATION--OBLIGATED   MANDATORILY
     REDEEMABLE   PREFERRED  SECURITIES  OF  SUBSIDIARY  GRANTOR  TRUSTS  (TRUST
     PREFERRED SECURITIES)

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

The ineffectiveness on the fair value hedges during the first quarter of 2002 was a net loss of $0.1 million, which is recognized in noninterest expense.

     HEDGING STRATEGY FOR MEDIUM-TERM NOTES

     The Company engages in an interest rate hedging strategy in which an interest rate swap is associated with a specified interest bearing liability, UnionBanCal Corporation's five year, medium-term debt, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigates the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, US dollar LIBOR.

     The fair value hedging transaction for the medium-term notes was structured at inception to mirror all of the provisions of the medium-term notes, which allows the Company to assume that no ineffectiveness exists.

     OTHER

     The Company uses foreign currency forward contracts as a means of managing foreign exchange rate risk associated with assets and/or liabilities denominated in foreign currencies. The Company values the forward contracts, the assets and/or the liabilities at fair value, with the resultant gain or loss recognized in noninterest income.

     NOTE 7--SUBSEQUENT EVENT

     On December 19, 2001, the Company announced in a press release that it had reached a definitive agreement to acquire First Western Bank, a Simi Valley, California-based bank with branches in Ventura and Los Angeles counties. First Western Bank had assets of $224 million as of April 30, 2002. The acquisition closed May 13, 2002.

     On April 24, 2002, the Board of Directors declared a quarterly cash dividend of $0.28 per share of common stock, an increase of 12 percent. The dividend will be paid on July 5, 2002 to shareholders of record as of June 7, 2002.

     On April 24, 2002, the Board of Directors authorized the repurchase of an additional $100 million of the company's common stock.

     On April 30, 2002, the Company announced in a press release that it has reached a definitive agreement to acquire a substantial portion of the trust and institutional custody business from First National Bank of San Diego, and its subsidiary, Generations Trust Bank, with offices in San Diego and Los Angeles counties.

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

     THERE ARE NUMEROUS RISKS AND UNCERTAINTIES THAT COULD AND WILL CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE DISCUSSED IN OUR FORWARD-LOOKING STATEMENTS. MANY OF THESE FACTORS ARE BEYOND OUR ABILITY TO CONTROL OR PREDICT AND COULD HAVE A
MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR PROSPECTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: ADVERSE ECONOMIC CONDITIONS IN CALIFORNIA, GLOBAL POLITICAL AND GENERAL ECONOMIC CONDITIONS RELATED TO THE TERRORIST ATTACKS ON SEPTEMBER 11, 2001 AND THEIR AFTERMATH, ADVERSE ECONOMIC CONDITIONS AFFECTING CERTAIN INDUSTRIES, FLUCTUATIONS IN INTEREST RATES, THE CONTROLLING INTEREST IN US BY THE BANK OF TOKYO-MITSUBISHI, LTD., WHICH IS A WHOLLY-OWNED SUBSIDIARY OF MITSUBISHI TOKYO FINANCIAL GROUP, INC., COMPETITION IN THE BANKING INDUSTRY, RESTRICTIONS ON DIVIDENDS, ADVERSE EFFECTS OF CURRENT AND FUTURE BANKING RULES, REGULATIONS AND LEGISLATION, AND RISKS ASSOCIATED WITH VARIOUS STRATEGIES WE MAY PURSUE, INCLUDING POTENTIAL ACQUISITIONS, DIVESTITURES AND RESTRUCTURINGS. SEE ALSO THE SECTION ENTITLED "CERTAIN BUSINESS RISK FACTORS" LOCATED NEAR THE END OF THIS SECTION, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION".

INTRODUCTION

     We are a California-based, commercial bank holding company with consolidated assets of $36.2 billion at March 31, 2002. At March 31, 2002, Union Bank of California, N.A. was the third largest commercial bank in California, based on total assets and total deposits in California.

     UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A., was created on April 1, 1996 by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control, similar to a pooling of interests.

     Under stock repurchase plans authorized in November 1999, July 2000, and April 2001 of $100 million each, we repurchased $17 million of common stock in 1999, $130 million in 2000, $108 million in 2001, and $35 million in the first quarter of 2002. As of April 30, 2002, $10 million of common stock is authorized for repurchase. In April 2002, an additional $100 million was authorized to repurchase. At March 31, 2002, The Bank of Tokyo-Mitsubishi, Ltd. owned approximately 68 percent of the UnionBanCal Corporation.

SUMMARY

     Reported net income was $114.8 million, or $0.73 per diluted common share, in the first quarter of 2002, compared with $107.3 million, or $0.67 per diluted common share, in the first quarter of 2001. This increase in diluted earnings per share of 9 percent above the first quarter of 2001 was due to a $45.0 million, or 45 percent, decrease in provision for credit losses, partially offset by a $9.4 million, or 5 percent, decrease in noninterest income, a $6.9 million, or 2 percent, decrease in net interest income (on a taxable-equivalent basis), and a $15.9 million, or 5 percent, increase in noninterest expense. Other highlights of the first quarter of 2002 include:

     o Net interest income, on a taxable-equivalent basis, was $381.0 million in the first quarter of 2002, a decrease of $6.9 million, or 2 percent, over the first quarter of 2001. Net interest margin in the first quarter of 2002 was 4.80 percent, a decrease of 24 basis points from the first quarter of 2001.

     o A provision for credit losses of $55.0 million was recorded in the first quarter of 2002, compared with $100.0 million in the first quarter of 2001. This resulted from management's regular assessment of overall credit quality, loan portfolio composition, business and economic conditions in relation to the level of the allowance for credit losses. The allowance for credit losses was $629.4 million, or 139 percent of total nonaccrual loans, at March 31, 2002, compared with $642.3 million, or 149 percent of total nonaccrual loans, at March 31, 2001.

     o Noninterest income was $171.5 million in the first quarter of 2002, a decrease of $9.4 million, or 5 percent, from the first quarter of 2001. Noninterest income, excluding a $20.7 million gain recognized on the exchange of our STAR system stock in the prior year quarter, increased $11.3 million, or 7 percent. This 7 percent growth included service charges on deposit accounts growth of $9.1 million, or 16 percent, insurance commissions from our December 2002 acquisition of Armstrong/Robitaille Business and Insurance Services of $7.2 million, merchant transaction processing fees growth of $1.6 million, or 9 percent, and a decrease in trust and investment management fees of $3.0 million, or 7 percent and merchant banking fees of $2.3 million, or 25 percent. In addition, we had residual value writedowns in our auto lease portfolio of $6.0 million in the first quarter of 2002 compared with $17.3 million in 2001.

     o Noninterest expense was $323.4 million in the first quarter of 2002, an increase of $15.9 million, or 5 percent, over the first quarter of 2001. Salaries and employee benefits increased $13.3 million, or 8 percent, primarily due to higher incentives of $5.8 million, higher salaries of $4.6 million, and higher employee benefits of $2.9 million.

     o Income tax expense in the first quarter of 2002 was $58.8 million, a 34 percent effective income tax rate. For the first quarter of 2001, the effective income tax rate was 33 percent.

     o Return on average assets increased to 1.33 percent in the first quarter of 2002 compared to 1.26 percent in the first quarter of 2001. Our return on average common equity decreased to 12.84 percent in the first quarter of 2002 compared to 13.04 percent in the first quarter of 2001.

     o Total loans at March 31, 2002 were $25.1 billion, a decrease of $878.8 million, or 3.4 percent, over March 31, 2001.

     o Nonperforming assets were $452.8 million at March 31, 2002, an increased $13.8 million, or 3 percent, over March 31, 2001. Nonperforming assets as a percentage of total assets increased to 1.25 percent at March 31, 2002, compared with 1.23 percent at March 31, 2001. Total nonaccrual loans were $452.4 million at March 31, 2002, compared with $430.8 million at March 31, 2001, resulting in an increase in the ratio of nonaccrual loans to total loans to 1.80 percent at March 31, 2002 from 1.66 percent at March 31, 2001.

     o    Our Tier 1 and total risk-based  capital ratios were 11.63 percent and
          13.50 percent, respectively, at March 31, 2002, compared with 10.49 percent and 12.32 percent, respectively, at March 31, 2001. Our leverage ratio was 10.65 percent at March 31, 2002 compared with 10.22 percent at March 31, 2001.

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

     The following table reflects the condensed income statements, selected average balance sheet items and selected financial ratios for each of our primary business units. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Also, the table has been expanded to include performance center earnings. A performance center is a special unit of the bank whose income generating activities, unlike typical profit centers, are based on other business segment units' customer base. A performance center has direct interactions with customers, and its purpose is to foster cross selling with a total profitability view of the product and services it manages. For example, the Global Foreign Exchange & Derivatives unit, within the Global Markets Group, is a performance center that manages the foreign exchange and derivatives activities within the Global Markets organization, however the revenues generated and expenses incurred for those transactions entered into to accommodate our customers are allocated to other business segments where the customer relationships reside. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

     The RAROC measurement methodology recognizes credit expense for expected losses arising from credit risk and attributes economic capital related to unexpected losses arising from credit, market and operational risks. As a result of the methodology used by the RAROC model to calculate expected losses, differences between the provision for credit losses and credit expense in any one period could be significant. However, over an economic cycle, the cumulative provision for credit losses and credit expense for expected losses should be substantially the same. Business unit results are based on an internal management reporting system used by management to measure the performance of the units and UnionBanCal Corporation as a whole. Our management reporting system identifies balance sheet and income statement items to each business unit based on internal management accounting policies. Net interest income is determined using our internal funds transfer pricing system, which assigns a cost of funds to assets or a credit for funds to liabilities and capital, based on their type, maturity or repricing characteristics. Noninterest income and expense directly or indirectly attributable to a business unit are assigned to that business. The business units are assigned the costs of products and services directly attributable to their business activity through standard unit cost accounting based on volume of usage. All other corporate expenses (overhead) are assigned to the business units based on a predetermined percentage of usage.

     We have restated the business units' results for the prior periods to reflect any reorganization changes that may have occurred.



                                                           COMMUNITY BANKING
                                                             AND INVESTMENT         COMMERCIAL FINANCIAL          INTERNATIONAL
                                                             SERVICES GROUP            SERVICES GROUP             BANKING GROUP
                                                        ----------------------     ----------------------      --------------------
                                                                     AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                                        ---------------------------------------------------------------------------
                                                          2001          2002         2001          2002          2001        2002
                                                        --------      --------     --------      --------      --------    --------
RESULTS OF OPERATIONS AFTER PERFORMANCE CENTER
   EARNINGS (DOLLARS IN THOUSANDS):
   Net interest income...........................       $177,569      $183,336     $185,716      $155,766      $ 10,008    $  9,505
   Noninterest income............................         95,604       104,767       43,363        45,704        15,097      16,088

   Total revenue.................................        273,173       288,103      229,079       201,470        25,105      25,593
   Noninterest expense...........................        178,487       192,070       74,796        83,868        13,258      15,143
   Credit expense (income).......................         12,610         8,985       32,494        46,905         1,174         495

   Income before income tax expense (benefit)....         82,076        87,048      121,789        70,697        10,673       9,955
   Income tax expense (benefit)..................         31,394        33,296       42,526        22,938         4,083       3,808

   Net income (loss).............................       $ 50,682       $53,752     $ 79,263      $ 47,759      $  6,590    $  6,147



PERFORMANCE CENTER EARNINGS (DOLLARS IN THOUSANDS):
   Net interest income...........................       $  1,189          $411     $  2,658      $  8,578      $     --    $     --
   Noninterest income............................         (1,914)      (10,841)       6,176        14,069            66         885
   Noninterest expense...........................         (1,058)       (7,790)       4,362         9,687           220         766
   Total loans (dollars in millions).............             78           121          643         1,045            --          --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(1)................................       $  8,449        $9,542     $ 16,546      $ 14,122      $    968    $  1,016
   Total assets..................................          9,439        10,417       18,383        15,751         1,423       1,310
   Total deposits(1).............................         14,001        14,791        6,801         7,906         1,411       1,558
FINANCIAL RATIOS:
   Return on risk adjusted capital(2)............             35%           39%          18%           12%           29%         38%
   Return on average assets(2)...................           2.18          2.09         1.75          1.23          1.88        1.90
   Efficiency ratio(3)...........................          65.34         66.67        32.65         41.63         52.81       59.17


                                                                GLOBAL                                             UNIONBANCAL
                                                             MARKETS GROUP                  OTHER                  CORPORATION
                                                        ----------------------     ----------------------      --------------------
                                                                     AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                                        ---------------------------------------------------------------------------
                                                          2001          2002         2001          2002          2001        2002
                                                        --------      --------     --------      --------      --------    --------

RESULTS OF OPERATIONS AFTER PERFORMANCE CENTER
   EARNINGS (DOLLARS IN THOUSANDS):
   Net interest income...........................       $ (1,919)     $  9,833     $ 15,887      $ 22,000      $387,261    $380,440
   Noninterest income............................          3,959         1,518       22,784         3,374       180,807     171,451

   Total revenue.................................          2,040        11,351       38,671        25,374       568,068     551,891
   Noninterest expense...........................         13,376         3,914       27,568        28,368       307,485     323,363
   Credit expense (income).......................             --            50       53,722        (1,435)      100,000      55,000

   Income before income tax expense (benefit)....        (11,336)        7,387      (42,619)       (1,559)      160,583     173,528
   Income tax expense (benefit)..................         (4,336)        2,826      (20,371)       (4,117)       53,296      58,751

   Net income (loss).............................       $ (7,000)     $  4,561     $(22,248)     $  2,558      $107,287    $114,777



PERFORMANCE CENTER EARNINGS (DOLLARS IN THOUSANDS):
   Net interest income...........................       $     --      $     --     $ (3,847)     $ (8,989)     $     --    $     --
   Noninterest income............................         (5,163)       (6,634)         835         2,521            --          --
   Noninterest expense...........................         (1,058)       (1,015)      (2,466)       (1,648)           --          --
   Total loans (dollars in millions).............             --            --         (721)       (1,166)           --          --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(1)................................       $     40      $    100     $    415      $    348      $ 26,418    $ 25,128
   Total assets..................................          4,471         6,725          712           881        34,428      35,084
   Total deposits(1).............................          2,766         2,416          789           898        25,768      27,569
FINANCIAL RATIOS:
   Return on risk adjusted capital(2)............            (15)%           4%          na            na            na          na
   Return on average assets(2)...................          (0.64)         0.28           na            na          1.26%       1.33%
   Efficiency ratio(3)...........................          655.9         34.48           na            na         54.07       58.51

-----------

(1) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2)  Annualized

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent basis) and noninterest income. Foreclosed asset expense was $13 thousand in the first quarter of 2001 and $125 thousand in the first quarter of 2002.

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

     In first quarter of 2002, net income increased $3.1 million, or 6 percent, compared to the prior year. Total revenue increased $14.9 million, or 6 percent, compared to a year earlier. Increased asset and deposit volumes offset the effect of a significantly lower interest rate environment leading to an increase of $5.8 million in net interest income over the prior year. Noninterest income was $9.2 million higher than the prior year. However, excluding auto lease residual writedowns of $6.0 million and $17.3 million, in 2002 and 2001, respectively, and the impact of performance center earnings, noninterest income increased $6.8 million, or 6 percent, compared to a year earlier. Noninterest expense increased $13.6 million, or 8 percent, compared to a year earlier with the majority of that increase being attributable to higher salaries and employee benefits and an increase in advertising expense mainly related to deposit gathering, small business growth, and residential loan growth year-over-year.

     In 2002, the Community Banking and Investment Services Group has been emphasizing growth in the consumer asset portfolio, expanding wealth management services, extending the small business franchise, expanding the branch network, and expanding cross selling activities throughout the bank. The strategy for growing the consumer asset portfolio primarily focuses on mortgage and home equity products, originated through the branch network, as well as through channels such as wholesalers, correspondents, and whole loan purchases. Residential loans have grown by $1.7 billion, or 47 percent, since the same period last year. The Wealth Management division is focused on becoming the preferred provider of banking and investment products for affluent individuals in geographic areas already served by us. We seek to achieve this distinction by providing superior service, offering a broad product suite, increasing the number of banking locations convenient to the targeted clientele and improving our cross-selling programs. Our acquisition of Copper Mountain Trust Company in January 2001 has enhanced our growing custody and 401(k) administration businesses. Core elements of the initiative to extend our small business franchise include enhancing the sales force, increasing marketing activities, introducing new insurance and trade finance products, adding new locations, and developing online capabilities to complement physical distribution. Expansion of the distribution network will be achieved through acquisitions and de novo branching. We believe that expansion opportunities exist in both Southern
California, where we have a particularly strong presence, and Northern California. In addition, the implementation of several new performance centers in late 2001 and 2002 has improved cross selling activity, which has led to the transfer of noninterest income from the Community Banking and Investment Services Group to the Commercial Financial Services Group. While the Community Banking and Investment Services Group continues to be responsible for the manufacturing and sales activities of these performance centers, the noninterest income is now associated with the market where the relationship is domiciled.

     In addition to our traditional network channels, the Community Banking and Investment Services Group has established alliances with Navicert Financial Corporation, doing business as NIX Check Cashing and Operation Hope. This alliance has allowed our small business and consumer clients access to a unique blend of financial services combining the NIX Check Cashing services, Union Bank of California Banking Services and Operation Hope small business education services. ATM and other account services are available today through selected NIX Check Cashing locations with future services planned to include applications for consumer loans, credit cards, new and used car loans, home equity loans and residential mortgages. The NIX Check Cashing alliance complements our current network of 15 Cash and Save(R) outlets located throughout Southern and Central California.

     The Community Banking and Investment Services Group is comprised of five major divisions: Community Banking, Wealth Management, Institutional Services and Asset Management, Government and Not-For-Profit Markets, and Insurance Services.

     COMMUNITY BANKING serves over one million consumer households and businesses through its 244 full-service branches in California, six full-service branches in Oregon and Washington, and its network of 483 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our Bank@Home product at www.UBOC.com. In addition, the division offers automated teller and point-of-sale debit services through our membership in the STAR System, the largest shared ATM network in the western United States.

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

     o through business banking centers, which serve businesses with annual sales up to $5 million; and

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

     o Institutional Services provides custody, corporate trust, and retirement plan services. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues. Retirement Services provides a full range of defined benefit and defined contribution administrative services, including trustee services, administration, investment management, and 401(k) valuation services. The client base of Institutional Services includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers, and non-profit organizations. Institutional Services strategy is to continue to leverage and expand our position in our target markets by providing excellent service, strong technical capabilities, and product expertise.

     o Copper Mountain Trust provides custody, retirement plan, and investment management services. Based in Portland, Oregon, their focus is on the Pacific Northwest market. Their close ties to the area allow Copper Mountain to provide high quality, personalized service to their institutional client base. Copper Mountain also provides a unique "manager of managers" investment style which has been well received by the market.

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

     INSURANCE SERVICES provides a full range of cost-effective risk management services and insurance products to business and retail customers.

     o The group, which includes our fourth quarter 2001 acquisition of Armstrong/Robitaille Business and Insurance Services, a regional insurance broker, offers its risk management and insurance products through offices in California and Oregon.

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

     In the first quarter of 2002, net income decreased $31.5 million, or 40 percent, compared to the prior year. Net interest income decreased $30.0 million due to the lower interest rate environment, which ties our wholesale liabilities closely to the effects of the lower treasury bill rates. The impact on earnings of decreasing asset balances was mitigated by a significantly lower cost of funds resulting from this lower interest rate environment. Noninterest income increased $2.3 million, including a net loss of $6.9 million in the private equity portfolio compared with net gain of $0.3 million in the first quarter of 2001, mainly attributable to a 22 percent growth in all other noninterest income. This 22 percent growth was primarily due to higher deposit-related service fees and the implementation of new performance centers within the bank. Noninterest expense increased $9.1 million, or 12 percent, compared to a year earlier due to higher expenses to support increased product sales and deposit volume. Credit expense increased $14.4 million due to a refinement in the RAROC credit metrics that were implemented late 2001 and not reflected in our first quarter of 2001 results.

     The group's initiatives during 2002 include expanding wholesale deposit activities, increasing domestic trade financing and expanding the item processing business. Loan growth strategies include originating, underwriting and syndicating loans in core competency markets, such as the California middle market, commercial real estate, energy, entertainment, equipment leasing and commercial finance. The Commercial Financial Services Group operates a strong processing business, including services such as check processing, front-end item processing, cash vault services and digital imaging. Opportunities for outsourcing these capabilities for correspondent banks, and credit unions are significant. In the processing business, Commercial Financial Services Group intends to build new capabilities, in addition to leveraging existing capabilities. Some new initiatives underway include cash management products with internet delivery, check truncation at point-of-sale, digital certificates and e-bill payment and presentment. The combination of expanded products and an emphasis on core competencies are expected to contribute to growth in operating earnings in 2002.

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

     o the Corporate Capital Markets Division, which provides merchant and investment banking related products and services;

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

 INTERNATIONAL BANKING GROUP

     The International Banking Group focuses on providing correspondent banking and trade finance related products and services to international financial institutions worldwide, primarily in Asia. This focus includes products and services such as letters of credit, international payments, collections and financing of mostly short-term transactions. The group also serves certain foreign firms and US corporate clients in selected countries where we have branches, including Hong Kong, Japan, Korea, the Philippines and Taiwan. In the US, the group serves subsidiaries and affiliates of non-Japanese Asian companies and US branches/agencies of foreign banks. The majority of the revenue generated by the International Banking Group is from customers domiciled outside of the US.

     In the first quarter of 2002, net income decreased $0.4 million, or 7 percent, compared to the prior year. Total revenue in the first quarter of 2002 increased $0.5 million, or 2 percent, compared to a year earlier. Despite higher deposit volumes, net interest income decreased $0.5 million over the prior year, mainly due to the lower interest rate environment. Noninterest income was $1.0 million higher than the prior year mainly attributable to higher foreign remittance commissions reflecting a strategic focus on this business. Noninterest expense increased $1.9 million, or 14 percent, compared to a year earlier with the majority of that increase being attributable to higher systems expenditure. And lastly, contributing to the group's overall increase in net income was lower portfolio exposure resulting in a $0.7 million reduction in credit expense compared to the prior year. The nature of the International Banking Group's business revolves around short-term, trade financing mostly to banks and service-related income, which tends to result in significantly lower credit risk when compared to other lending activities.

     The group has a long and stable history of providing correspondent banking and trade-related products and services to international financial institutions. We believe the group continues to be a market leader, achieving strong customer loyalty in the correspondent banking market by providing high quality products and services at competitive prices. The International Banking Group, headquartered in San Francisco, also maintains representative offices in Asia and Latin America and an international banking subsidiary in New York.

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

     In the first quarter of 2002, net income was $4.6 million compared to a loss of $7.0 million in the prior year. Total revenue in the first quarter of 2002 increased $9.3 million, or 456 percent, compared to a year earlier primarily resulting from a 612 percent increase in net interest income, partially offset by a 62 percent decrease in noninterest income. The declining interest rate environment was mitigated, in the first quarter of 2002, due to the effectiveness of our asset/liability management strategy, which resulted in higher net interest income of $11.8 million compared to the prior year. Noninterest income decreased $2.4 million compared to the first quarter of 2001. This decrease was mainly due to no gains on the sale of securities in our securities available for sale portfolio in the current year compared to net gains of $1.0 million in the prior year and a higher distribution of performance center earnings to other business segments of the bank in the current year. Noninterest expense decreased $9.5 million, or 71 percent, compared to a year earlier, primarily as a result of the effects of adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in the prior year.

     OTHER

     "Other" includes the following items:

     o corporate activities that are not directly attributable to one of the four major business units. Included in this category are goodwill amortization for periods prior to January 1, 2002 and certain other nonrecurring items such as merger and integration expense, certain parent company non-bank subsidiaries, and the elimination of the fully taxable-equivalent basis amounts;

     o the adjustment between the credit expense under RAROC and the provision for credit losses under US GAAP and earnings associated with unallocated equity capital;

     o the Credit Management Group, containing the Special Assets Division, which includes $439.0 million and $452.8 million of nonperforming assets as of March 31, 2001 and 2002, respectively;

     o the Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the US, which are affiliated with companies headquartered outside the US, mostly in Japan; and

     o    the residual costs of support groups.

     Net income for "Other" in the first quarter of 2002 was $2.6 million. The results were impacted by the following factors:

     o credit expense (income) of ($1.4) million was due to the difference between the $55.0 million in provision for credit losses calculated under our US GAAP methodology and the $56.4 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

     o net interest income of $22.0 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for demand deposits in the Pacific Rim Corporate Group;

     o    noninterest income of $3.4 million; and

     o    noninterest expense of $28.4 million.

     Net loss for "Other" in the first quarter of 2001 was $22.2 million. The results were impacted by the following factors:

     o credit expense of $53.7 million due to the difference between the $100.0 million in provision for credit losses calculated under our US GAAP methodology and the $46.3 million in expected losses for the reportable business segments, which utilizes the RAROC methodology; offset by

     o net interest income of $15.9 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for demand deposits in the Pacific Rim Corporate Group;

     o noninterest income of $22.8 million, which included a $20.7 million gain recognized when our stock holding in STAR System was exchanged for Concord EFS stock; and

     o    noninterest expense of $27.6 million.

NET INTEREST INCOME

     The table below shows the major components of net interest income and net interest margin.


                                                                          FOR THE THREE MONTHS ENDED
                                            ----------------------------------------------------------------------------------------
                                                          MARCH 31, 2001                                  MARCH 31, 2002
                                            -----------------------------------------       ----------------------------------------
                                                               INTEREST       AVERAGE                         INTEREST      AVERAGE
                                              AVERAGE           INCOME/       YIELD/          AVERAGE          INCOME/       YIELD/
(DOLLARS IN THOUSANDS)                        BALANCE         EXPENSE(1)      RATE(1)         BALANCE        EXPENSE(1)     RATE(1)
----------------------                      -----------       ----------      -------       -----------      -----------    -------
ASSETS
Loans:(2)
   Domestic........................         $25,380,787       $  519,034         8.28%      $24,088,142      $   368,062       6.17%
   Foreign(3)......................           1,036,839           17,514         6.85         1,039,615            7,922       3.09
Securities--taxable.................          4,082,781           66,187         6.49         5,552,344           80,663       5.81
Securities--tax-exempt..............             67,280            1,652         9.82            38,233              991      10.37
Interest bearing deposits in banks.              79,239              966         4.94            84,408              496       2.38
Federal funds sold and securities
   purchased under resale agreements             73,036            1,029         5.71           936,382            4,059       1.76
Trading account assets.............             348,280            2,932         3.41           237,369              720       1.23
                                            -----------       ----------                    -----------      -----------
        Total earning assets.......          31,068,242          609,314         7.93        31,976,493          462,913       5.84
                                                              ----------                                     -----------
Allowance for credit losses........            (634,963)                                       (644,379)
Cash and due from banks............           2,194,017                                       1,942,621
Premises and equipment, net........             480,724                                         496,269
Other assets.......................           1,319,970                                       1,312,523
                                            -----------                                     -----------
        Total assets...............         $34,427,990                                     $35,083,527
                                            ===========                                     ===========
LIABILITIES
Domestic deposits:
   Interest bearing................         $ 6,140,117           41,342         2.73       $ 7,459,506           23,157       1.26
   Savings and consumer time.......           3,320,967           29,912         3.65         3,549,262           16,970       1.94
   Large time......................           4,426,993           63,863         5.85         3,485,482           19,808       2.30
Foreign deposits(3)................           2,033,685           25,543         5.09         1,749,251            6,264       1.45
                                            -----------       ----------                    -----------      -----------
        Total interest bearing
           deposits................          15,921,762          160,660         4.09        16,243,501           66,199       1.65
                                            -----------       ----------                    -----------      -----------
Federal funds purchased and
   securities sold under repurchase
   agreements......................           1,829,372           25,800         5.72           541,182            1,949       1.46
Commercial paper...................           1,478,564           20,413         5.60           919,259            3,974       1.75
Other borrowed funds...............             396,311            5,340         5.46           698,053            3,443       2.00
Medium and long-term debt..........             200,000            3,196         6.48           399,989            2,412       2.45
UnionBanCal Corporation--obligated
   mandatorily redeemable preferred
   securities of subsidiary grantor
   trust...........................             352,130            6,022         6.83           352,300            3,963       4.46
                                            -----------       ----------                    -----------      -----------
        Total borrowed funds.......           4,256,377           60,771         5.78         2,910,783           15,741       2.19
                                            -----------       ----------                    -----------      -----------
        Total interest bearing
           liabilities.............          20,178,139          221,431         4.45        19,154,284           81,940       1.73
                                                              ----------                                     -----------
Noninterest bearing deposits.......           9,845,911                                      11,325,446
Other liabilities..................           1,066,000                                         979,030
                                            -----------                                     -----------
      Total liabilities............          31,090,050                                      31,458,760
SHAREHOLDERS' EQUITY
Common equity......................           3,337,940                                       3,624,767
                                            -----------                                     -----------
        Total shareholders' equity.           3,337,940                                       3,624,767
                                            -----------                                     -----------
        Total liabilities and
           shareholders' equity....         $34,427,990                                     $35,083,527
                                            ===========                                     ===========
Net interest income/margin
   (taxable-equivalent basis)......                              387,883         5.04%                           380,973       4.80%
Less: taxable-equivalent adjustment                                  622                                             533
                                                              ----------                                     -----------
        Net interest income........                           $  387,261                                     $   380,440
                                                              ==========                                     ===========

-----------------------------------

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

     Net interest income, on a taxable-equivalent basis, was $381.0 million in the first quarter of 2002, compared with $387.9 million in the first quarter of 2001. This decrease of $6.9 million, or 2 percent, was attributable primarily to the decreasing interest rate environment throughout the prior year, partly mitigated by increasing average noninterest bearing deposits year-over-year. Decreasing market rates resulted in a lower average yield of 209 basis points on average earning assets of $32.0 billion, which were partly offset by lower cost of fund rates on our interest bearing liabilities of 272 basis points on average balances of $19.2 billion. Mitigating the impact of this lower interest rate environment was an increase in average earning assets of $0.9 million, funded by a $1.5 billion, or 15 percent, increase in average noninterest bearing deposits. The resulting impact of these changes on our net interest margin was a decrease of 24 basis points to 4.80 percent.

     Average earning assets were $32.0 billion in the first quarter of 2002, compared with $31.1 billion in the first quarter of 2001. This growth was attributable to a $1.4 billion, or 35 percent, increase in average securities, offset by a $1.3 billion, or 5 percent, decrease in average loans. The increase in average securities, which were comprised primarily of fixed rate available for sale securities, reflected liquidity and interest rate risk management actions. The decline in average loans was mostly due to a $2.9 billion decrease in average commercial loans mainly attributable to slower loan growth due to economic conditions, loan sales, and a reduction in our exposure in nonrelationship syndicated loans. The decrease in commercial loans was partly offset by an increase in average residential mortgages of $1.7 billion, which was a result of a strategic portfolio shift from more volatile commercial loans. Other loan categories included an increase in average commercial mortgages of $306.6 million and a decrease in average consumer loans and lease financing of $338.1 million and $157.5 million, respectively.

NONINTEREST INCOME


                                                         FOR THE THREE MONTHS ENDED
                                            ----------------------------------------------------
                                                                            INCREASE (DECREASE)
                                            MARCH 31,      MARCH 31,       ---------------------
(DOLLARS IN THOUSANDS)                         2001           2002          AMOUNT      PERCENT
----------------------                      ---------      ---------       --------     --------
Service charges on deposit accounts......   $  57,020      $  66,143       $  9,123        16.00%
Trust and investment management fees.....      39,681         36,725         (2,956)       (7.45)
Merchant transaction processing fees.....      19,066         20,701          1,635         8.58
International commissions and fees.......      17,110         18,223          1,113         6.51
Brokerage commissions and fees...........       8,915          9,632            717         8.04
Insurance commissions....................          --          7,153          7,153           nm
Merchant banking fees....................       9,248          6,945         (2,303)      (24.90)
Foreign exchange trading gains, net......       6,220          6,447            227         3.65
Securities gains (losses), net...........       2,266         (2,566)        (4,832)          nm
Gain on exchange of STAR System stock....      20,700             --        (20,700)     (100.00)
Other....................................         581          2,048          1,467       252.50
                                            ---------      ---------       --------
Total noninterest income.................   $ 180,807      $ 171,451       $ (9,356)       (5.17)%
                                            =========      =========       ========     ========
----------------------------

nm = not meaningful



     In the first quarter of 2002, noninterest income was $171.5 million, a decrease of $9.4 million, or 5 percent, over the first quarter of 2001. This decrease was primarily due to a $20.7 million gain recognized when our stock holding in STAR System was exchanged for Concord EFS stock in the prior year.

Excluding the gain on the exchange of our STAR System holdings, noninterest income increased $11.3 million, or 7 percent. This increase was mainly attributable to a $9.1 million increase in service charges on deposit accounts, a $7.2 million increase related to the incremental revenues associated with our December 2001 acquisition of the Armstrong/Robitaille Business and Insurance Services, and a $1.6 million increase in merchant transaction processing fees, partially offset by a $2.9 million decrease in trust and investment management fees, a $2.3 million decrease in merchant banking fees, and a $4.8 million decrease in net securities gains.

     Revenue from service charges on deposit accounts was $66.1 million, an increase of 16 percent over the first quarter of 2001. The increase was primarily attributable to an 8 percent increase in average business demand deposits and reductions in the earnings credit rates, caused by the lower interest environment, on analyzed deposit accounts, which resulted in customers paying fees for services rather than increasing required deposit balances.

     Trust and investment management fees were $36.7 million, a decrease of 7 percent over the first quarter of 2001. This decrease is attributable to declining market conditions and their impact on transaction and asset-based fees. Total assets under administration increased from the first quarter of 2001 by $1.4 billion, or 1 percent.

     Merchant transaction processing fees were $20.7 million, an increase of 9 percent over the first quarter of 2001. The increase was primarily due to the introduction of our enhanced Gold and Platinum version of our standard Master Money Card (debit card) aimed at stimulating consumer usage for higher dollar purchases and an increase in the volume of credit card drafts deposited by merchants.

     Brokerage commissions and fees were $9.6 million, an increase of 8 percent over the first quarter of 2001. The increase was primarily due to higher brokerage commissions on sales of non-proprietary mutual funds resulting from market conditions in the current quarter.

     Merchant banking fees were $6.9 million, a decrease of 25 percent from the first quarter of 2001. The decrease was primarily attributable to lower demand for syndication and investment banking activities as a result of current market conditions.

     Securities losses, net, were $2.6 million compared to securities gains, net, of $2.3 million in the prior year. In the prior year quarter, we realized net gains of $5.6 million on the sale of securities, partially offset by permanent writedowns of securities of $3.3 million. In the current quarter, we realized gains of $0.4 million on the sale of securities, partially offset by permanent writedowns of securities of $3.0 million.

     Other noninterest income was $2.0 million, an increase of $1.5 million, or 253 percent, over the first quarter of 2001. This increase was mainly attributable to lower auto lease residual writedowns of $6.0 million in the first quarter of 2002 compared to $17.3 million in the first quarter of 2001. This increase was partially offset by higher permanent writedowns on nonpublic securities of $5.4 million in the current quarter, a $3.1 million gain on the sale of leased equipment in the prior year, and a higher provision of $1.2 million for potential losses on interest rate derivatives in the current quarter.

NONINTEREST EXPENSE

                                                       FOR THE THREE MONTHS ENDED
                                               ------------------------------------------------
                                                                            INCREASE (DECREASE)
                                               MARCH 31,      MARCH 31,     -------------------
(DOLLARS IN THOUSANDS)                            2001           2002        AMOUNT     PERCENT
------------------------------------------     ---------      ---------     -------     -------
Salaries and other compensation...........     $ 130,973      $ 141,341     $10,368        7.92%
Employee benefits.........................        33,514         36,453       2,939        8.77
                                               ---------      ---------     -------
   Salaries and employee benefits.........       164,487        177,794      13,307        8.09
Net occupancy.............................        22,759         23,381         622        2.73
Equipment.................................        15,798         16,340         542        3.43
Communications............................        11,702         13,941       2,239       19.13
Merchant transaction processing...........        12,914         12,916           2        0.02
Software..................................         7,531         11,510       3,979       52.83
Advertising and public relations..........         6,606         10,008       3,402       51.50
Professional services.....................         7,824          9,503       1,679       21.46
Data processing...........................         8,949          8,991          42        0.47
Intangible asset amortization.............         3,538            884      (2,654)     (75.01)
Foreclosed asset expense..................            13            125         112      861.54
Other.....................................        45,364         37,970      (7,394)     (16.30)
                                               ---------      ---------     -------
      Total noninterest expense...........     $ 307,485      $ 323,363     $15,878        5.16%
                                               =========      =========     =======


     In the first quarter of 2002, noninterest expense was $323.4 million, an increase of $15.9 million, or 5 percent, over the same period in 2001. This increase was mostly due to a $13.3 million increase in salaries and employee benefits, a $4.0 million increase in software expense, a $3.4 million increase in advertising and public relations expense, a $2.2 million increase in communications expense, and a $1.7 million increase in professional services expense. These increases were partially offset by a $2.7 million decrease in intangible asset expense mostly attributable to the implementation of SFAS 142, "Goodwill and Other Intangible Assets," in the current quarter, which eliminated the amortization of goodwill, and a $7.4 million decrease in other noninterest expense.

     Salaries and employee benefits were $177.8 million, an increase of 8 percent over the first quarter of 2001. This increase was primarily due to increases necessary to achieve our strategic goals to expand key businesses, to annual merit increases, and to higher medical costs.

     Software expense was $11.5 million, an increase of 53 percent over the first quarter of 2001. This increase was primarily attributable to increased software purchases and development to support strategic technology initiatives.

     Advertising and public relations expenses were $10.0 million, an increase of 52 percent over the first quarter of 2001. This increase was primarily attributable to advertising expenses for deposit gathering and small business and consumer product growth.

     Communications expense was $13.9 million, an increase of 19 percent over the first quarter of 2001. This increase was primarily attributable to higher costs associated with increased rates and usage for data and voice communication.

     Professional services expense was $9.5 million, an increase of 21 percent over the first quarter of 2001. This increase was primarily attributable to consulting costs associated with several projects including information technology and process improvement.

     Other noninterest expense was $38.0 million, a decrease of 16 percent over the first quarter of 2001. This decrease was due to the recognition of a $6.2 million loss at the adoption of SFAS No. 133 and higher derivative-related expenses of $3.5 million due to changes in the value of a portion of the interest rate options that were excluded from hedge accounting under SFAS No. 133, both in the prior year.

INCOME TAX EXPENSE

     Income tax expense in the first quarter of 2002 was $58.8 million, a 34 percent effective income tax rate. For the first quarter of 2001, the effective income tax rate was 33 percent.

LOANS

     The following table shows loans outstanding by loan type.

                                                                                                           PERCENT CHANGE TO
                                                                                                         MARCH 31, 2002 FROM:
                                                                                                        ---------------------------
                                                    MARCH 31,       DECEMBER 31,         MARCH 31,      MARCH 31,      DECEMBER 31,
(DOLLARS IN THOUSANDS)                                2001              2001               2002           2001             2001
----------------------                            -----------       ------------       -----------      ---------      ------------
Domestic:
   Commercial, financial and industrial...        $13,557,200       $ 11,476,361       $10,963,101       (19.13)%           (4.47)%
   Construction...........................          1,031,882          1,059,847         1,096,869         6.30              3.49
   Mortgage:
      Residential.........................          3,633,525          4,788,219         5,350,998        47.27             11.75
      Commercial..........................          3,350,980          3,590,318         3,691,561        10.16              2.82
                                                  -----------       ------------       -----------
        Total mortgage....................          6,984,505          8,378,537         9,042,559        29.47              7.93
   Consumer:
      Installment.........................          1,548,926          1,200,047         1,088,716       (29.71)            (9.28)
      Revolving lines of credit...........            740,786            859,021           906,110        22.32              5.48
                                                  -----------       ------------       -----------
        Total consumer....................          2,289,712          2,059,068         1,994,826       (12.88)            (3.12)
   Lease financing........................          1,082,474            979,242           933,012       (13.81)            (4.72)
                                                  -----------       ------------       -----------
        Total loans in domestic offices...         24,945,773         23,953,055        24,030,367        (3.67)             0.32
Loans originated in foreign branches......          1,031,163          1,040,975         1,067,730         3.55              2.57
                                                  -----------       ------------       -----------
        Total loans.......................        $25,976,936       $ 24,994,030       $25,098,097        (3.38)%            0.42%
                                                  ===========       ============       ===========




     Our lending activities are predominantly domestic, with such loans comprising 96 percent of the total loan portfolio at March 31, 2002. Total loans at March 31, 2002 were $25.1 billion, a decrease of 3 percent, from the prior year. The decrease was mainly attributable to a decline in the commercial, financial and industrial loan portfolio of $2.6 billion and a decline in the consumer loan portfolio of $294.9 million, partially offset by an increase in the residential mortgage portfolio of $1.7 billion and an increase in the commercial mortgage portfolio of $340.6 million.

     Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are extended principally to corporations, middle market businesses, and small businesses, with no industry concentration exceeding 10 percent of total commercial, financial and industrial loans. At March 31, 2002 and 2001, the commercial, financial and industrial loan portfolio was $11.0 billion, or 44 percent of total loans, and $13.6 billion, or 52 percent of total loans, respectively. The decrease of $2.6 billion, or 19 percent, from the prior year was primarily attributable to current economic conditions, loans sales, and reductions in our exposure in nonrelationship syndicated loans. The reduction in commercial, financial, and industrial loans is consistent with our strategy to reduce our exposure in more volatile commercial loans and increase the percentage of more stable consumer loans.

     The construction loan portfolio totaled $1.1 billion, or 4 percent of total loans, at March 31, 2002, compared with $1.0 billion, or 4 percent of total loans, at March 31, 2001. This growth of $65.0 million, or 6 percent, from the prior year was primarily attributable to a reasonably stable Southern California housing market during 2001, despite the slowdown in the economy.

     Commercial  mortgages were $3.7 billion,  or 15 percent of total loans,  at
March 31, 2002, compared with $3.4 billion, or 13 percent of total loans, at March 31, 2001. The mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. The increase in commercial mortgages of $340.6 million, or 10 percent, from March 31, 2001, was primarily due to the demand for commercial mortgages, which continues to reflect a reasonably stable Southern California real estate market.

     Residential mortgages were $5.4 billion, or 21 percent of total loans, at March 31, 2002, compared with $3.6 billion, or 14 percent of total loans, at March 31, 2001. The residential mortgage portfolio consists of residential loans secured by one-to-four family residential properties primarily in California. The increase in residential mortgages of $1.8 billion, or 47 percent, from March 31, 2001, continues to be influenced by our strategic decision to increase our residential mortgage portfolio through additional wholesale and correspondence channels.

     Consumer loans totaled $2.0 billion, or 8 percent of total loans, at March 31, 2002, compared with $2.3 billion, or 9 percent of total loans, at March 31, 2001. The decrease of $294.9 million, or 13 percent, was attributable to the impact of our decision to exit the indirect auto lending and auto leasing businesses in the third quarter of 2000, partially offset by an increase in home equity loans.

     Lease financing totaled $933.0 million, or 4 percent of total loans, at March 31, 2002, compared with $1.1 billion, or 4 percent of total loans, at March 31, 2001. As we previously announced, effective April 20, 2001, we had discontinued our auto leasing activity.

     Loans originated in foreign branches totaled $1.1 billion, or 4 percent of total loans, at March 31, 2002 and $1.0 billion, or 4 percent of total loans, at March 31, 2001.

CROSS-BORDER OUTSTANDINGS

     Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of March 31, 2001, December 31, 2001 and March 31, 2002 for each country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. For those individual countries shown in the table below, we do not have significant local currency outstandings that are not hedged or are not funded by local currency borrowings.



                                                           PUBLIC        CORPORATIONS
                                          FINANCIAL        SECTOR          AND OTHER            TOTAL
(DOLLARS IN MILLIONS)                   INSTITUTIONS      ENTITIES         BORROWERS        OUTSTANDINGS
---------------------------------       ------------      --------       ------------       ------------
March 31, 2001
Korea............................           $471            $ -               $28               $499
December 31, 2001
Korea............................           $514            $ -               $ -               $514
March 31, 2002
Korea............................           $493            $ -               $ -               $493



PROVISION FOR CREDIT LOSSES

     We recorded a $55 million provision for credit losses in the first quarter of 2002, compared with a $100 million provision for credit losses for the same period in the prior year. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below.

     Our provision for the first quarter of 2002, was affected by the continuing application of strict standards to the definitions of potential and well-defined weaknesses in our loan portfolio, resulting in high levels of criticized assets.

ALLOWANCE FOR CREDIT LOSSES

     We maintain an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments, and the unallocated allowance.

     The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, leases and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are developed in the following ways:

     o pass graded, for commercial, financial, and industrial loans, as well as all problem graded loan loss factors are derived from a migration model that tracks historical loss over a period, which we believe captures the inherent losses on our loan portfolio;

     o pass graded loan loss factors are based on the average annual net charge-off rate over a period for commercial real estate loans and construction loans reflective of a full economic cycle; and

     o pooled loan loss factors (not individually graded loans) are based on expected net charge-offs for one year. Pooled loans are loans that are homogeneous in nature, such as consumer installment, home equity, residential mortgage loans and automobile leases.

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

     The unallocated allowance contains amounts that are based on management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following, which existed at the balance sheet date:

     o general economic and business conditions affecting our key lending areas;

     o    credit  quality  trends  (including  trends  in  nonperforming   loans
          expected to result from existing conditions);

     o    collateral values;

     o    loan volumes and concentrations;

     o    seasoning of the loan portfolio;

     o    specific industry conditions within portfolio segments;

     o    recent loss experience in particular segments of the portfolio;

     o    duration of the current business cycle;

     o    bank regulatory examination results; and

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

     COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES FROM DECEMBER 31, 2001

     During the first quarter of 2002, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses. Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, affected the assessment of the unallocated allowance.

     At December 31, 2001, our total allowance for credit losses was $635 million or 2.54 percent of the total loan portfolio and 129 percent of total nonaccrual loans. At March 31, 2002, our total allowance for credit losses was $629 million, or 2.51 percent of the total loan portfolio and 139 percent of total nonaccrual loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2001, total impaired loans were $492 million, and the associated impairment allowance was $98 million compared with $452 million and $91 million, respectively, at March 31, 2002.

     We recorded a $55 million provision in the first quarter of 2002 as a result of management's assessment of factors, including the continued slow US economy, uncertainty in the communication/media, broadcasting, real estate, and other sectors in domestic markets in which we operate, and changes in the composition of the loan portfolio. Losses inherent in large commercial loans are more difficult to assess because historically these have been more volatile than losses from other credits.

     CHANGES IN THE FORMULA AND SPECIFIC ALLOWANCES

     At March 31, 2002, the formula allowance, remained relatively unchanged at $336 million, compared to $325 million at December 31, 2001, an increase of $11 million.

     At March 31, 2002, the specific allowance was $121 million compared to $138 million at December 31, 2001, a decrease of $17 million. This was due to charge-offs recognized during the quarter and a decline in nonaccrual loans.

     Our problem credits continue to be centered in the commercial loan portfolio and mostly within syndicated loan purchases. Within our commercial loan portfolio we have seen a higher incidence of problem credits outside our primary areas of industry expertise. Although we continue to see no significant deterioration in the real estate or consumer loan portfolios in aggregate, there is some deterioration in Northern California real estate markets, which is being impacted by the slow down in the technology sector.

     At March 31, 2002, the unallocated allowance was $172 million, unchanged from $172 million at December 31, 2001. In evaluating the appropriateness of the unallocated allowance, we considered the following factors as well as more general factors such as the interest rate environment and the impact of the economic downturn on those borrowers who have a more leveraged financial profile:

     o the adverse effects of changes in the economic, regulatory, and technology environments on borrowers in the communications/media industry, which could be in the range of $20 million to $46 million;

     o the adverse effects of the general weakening in real estate markets, as well as the specific deterioration in Northern California, which could be in the range of $16 million to $32 million;

     o the adverse effects of the continued soft consumer confidence on borrowers in the retailing industry, which could be in the range of $15 million to $29 million;

     o the adverse effects of the continued weak economic conditions in certain Asia / Pacific Rim countries and the reduced strength of the Japanese corporate parents of our Pacific Rim borrowers, which could be in the range of $8 million to $17 million;

     o the adverse effects of the cyclical nature of machinery manufacturing and the slow-down in capital expenditure in response to excess capacity in a recessionary environment, which could be in the range of $5 million to $10 million; and

     o the adverse effects of declining product life cycles and a slow demand for personal computers on borrowers in the technology industry, which could be in the range of $4 million to $8 million.

     There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth above. See "Certain Business Risks Factors".

     CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth a reconciliation of changes in our allowance for credit losses.


                                                                                FOR THE THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                                ---------------------
(DOLLARS IN THOUSANDS)                                                            2001         2002
-------------------------------------------------------------------------       --------     --------
Balance, beginning of period.............................................       $613,902     $634,509
Loans charged off:
   Commercial, financial and industrial..................................         74,554       62,226
   Mortgage..............................................................             30          180
   Consumer..............................................................          3,338        2,599
   Lease financing.......................................................            781          833
   Foreign(1)............................................................             --           --
                                                                                --------     --------
      Total loans charged off............................................         78,703       65,838
Recoveries of loans previously charged off:
   Commercial, financial and industrial..................................          5,937        4,516
   Mortgage..............................................................             24           95
   Consumer..............................................................          1,127          908
   Lease financing.......................................................            148          201
   Foreign(1)............................................................             14           --
                                                                                --------     --------
      Total recoveries of loans previously charged off...................          7,250        5,720
                                                                                --------     --------
        Net loans charged off............................................         71,453       60,118
Provision for credit losses..............................................        100,000       55,000
Foreign translation adjustment and other net deductions..................          (115)         (24)
                                                                                --------     --------
Balance, end of period...................................................       $642,334     $629,367
                                                                                ========     ========
Allowance for credit losses to total loans...............................           2.47%        2.51%
Provision for credit losses to net loans charged off.....................         139.95        91.49
Net loans charged off to average loans outstanding for the period(2).....           1.10         0.97

----------------------------------

(1)      Foreign loans are those loans originated in foreign branches.

(2)      Annualized.

     Total loans charged off in the first quarter of 2002 decreased by $12.9 million from the first quarter of 2001, primarily due to a $12.3 million decrease in commercial, financial and industrial loans charged off. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

     First quarter 2002 recoveries of loans previously charged off decreased by $1.5 million from the same period in 2001. The percentage of net loans charged off to average loans outstanding for the first quarter of 2002 decreased by 13 basis points from the same period in 2001. At March 31, 2002, the allowance for credit losses exceeded the annualized net loans charged off during the first quarter of 2002, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

     Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

NONPERFORMING ASSETS


                                                                        MARCH 31,       DECEMBER 31,      MARCH 31,
(DOLLARS IN THOUSANDS)                                                     2001             2001             2002
----------------------------------------------------------------        ---------       ------------      ---------
Commercial, financial and industrial............................        $ 416,863          $ 471,509      $ 422,900
Construction....................................................            3,967                 --             --
Commercial mortgage.............................................           10,015             17,430         26,426
Lease financing.................................................               --              2,946          2,631
Loans originated in foreign branches............................               --                 --            471
                                                                        ---------       ------------      ---------
   Total nonaccrual loans.......................................          430,845            491,885        452,428
Foreclosed assets...............................................            1,011                597            333
Distressed loans held for sale..................................            7,124                 --             --
                                                                        ---------       ------------      ---------
   Total nonperforming assets...................................        $ 438,980          $ 492,482      $ 452,761
                                                                        =========       ============      =========
Allowance for credit losses.....................................        $ 642,334          $ 634,509      $ 629,367
                                                                        =========       ============      =========
Nonaccrual loans to total loans.................................             1.66%              1.97%          1.80%
Allowance for credit losses to nonaccrual loans.................           149.09             129.00         139.11
Nonperforming assets to total loans, distressed loans
 held for sale and foreclosed assets............................             1.69               1.97           1.80
Nonperforming assets to total assets............................             1.23               1.37           1.25


     At March 31, 2002, nonperforming assets totaled $452.8 million, an increase of $13.8 million, or 3 percent, from March 31, 2001. The increase was due to general deterioration in our loan portfolio.

     Nonaccrual loans as a percentage of total loans were 1.80 percent at March 31, 2002, compared with 1.66 percent at March 31, 2001. Nonperforming assets as a percentage of total loans, distressed loans held for sale, and foreclosed assets were 1.80 percent at March 31, 2002, compared to 1.69 percent at March 31, 2001.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING



                                                 MARCH 31,       DECEMBER 31,      MARCH 31,
(DOLLARS IN THOUSANDS)                             2001              2001            2002
--------------------------------------------     ---------       ------------      ---------
Commercial, financial and industrial........     $  17,153          $  26,571      $   1,680
Mortgage:
   Residential..............................         3,663              4,854          8,561
   Commercial...............................           256              2,356          1,567
                                                 ---------       ------------      ---------
      Total mortgage........................         3,919              7,210         10,128
Consumer and other..........................         2,614              2,579          1,893
                                                 ---------       ------------      ---------
   Total loans 90 days or more past
    due and still accruing..................     $  23,686          $  36,360      $  13,701
                                                 =========       ============      =========




QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT INTEREST RATE RISK MANAGEMENT (OTHER THAN TRADING)

     THE FOLLOWING INFORMATION ON MARKET RISK ASSOCIATED WITH INTEREST RATE RISK IS BEING PROVIDED IN ORDER TO EXPAND THE INFORMATION ON THE ASSUMPTIONS USED IN OUR SIMULATION MODELS, WHICH QUANTIFY OUR SENSITIVITY TO CHANGES IN INTEREST RATES.

     We engage in asset and liability management activities with the primary purposes of managing the sensitivity of net interest income (NII) to changes in interest rates within limits established by the Board of Directors (Board) and maintaining a risk profile that is consistent with management's strategic objectives.

     The Asset & Liability Management (ALM) policy approved by the Board requires monthly monitoring of interest rate risk by the Asset & Liability Management Committee (ALCO), which is composed of UnionBanCal Corporation senior executives. As part of the management of our interest rate risk, ALCO may direct changes in the composition of the balance sheet and the extent to which we utilize derivative instruments such as interest rate swaps, floors, and caps.

     We use two types of simulation models to quantify the sensitivity of NII to changes in interest rates: a shock simulation model and a Monte Carlo simulation model. In both approaches, NII is adjusted to incorporate the effect of certain noninterest expense items related to demand deposit accounts that are nevertheless sensitive to changes in interest rates.

     Our primary simulation tool involves a shock analysis in which we estimate the impact that immediate and sustained parallel shifts in the yield curve would have on NII over a 12-month horizon. Under policy limits established by the Board, the negative change in simulated NII in either up or down 200 basis point shock scenarios may not exceed 8 percent of NII as measured in the flat rate, or no change, scenario. The following table sets forth the shock sensitivity results in both the up and down 200 basis point scenarios as of December 31, 2001 and March 31, 2002.


                                              DECEMBER 31,      MARCH 31,
(DOLLARS IN MILLIONS)                             2001            2002
-------------------------------------         ------------      ---------
+200 basis points....................           $ 15.0           $ 12.6
as a percentage of mean NII..........             0.99%            0.83%
-200 basis points....................           $(81.1)          $(56.3)
as a percentage of mean NII..........             5.35%            3.72%


     Asset sensitivity, as measured by the shock scenarios, was moderated in the first quarter of 2002 due in part to a decrease in the impact of prepayments on our mortgage-backed securities and residential loan portfolios as measured in the downward shock scenario. However, the short duration nature of our derivative hedges and fixed income portfolio suggest that our risk profile is likely to become more asset-sensitive in 2003 and 2004.

     With federal funds and LIBOR rates at the end of the first quarter of 2002 already below two percent, a downward shock scenario of 200 basis points would result in short-term rate levels below zero percent. As a result, we believe that a downward shock scenario of 100 basis points provides a more reasonable measure of asset sensitivity in a falling rate environment. As of March 31, 2002, the difference between a flat rate NII and NII after a 100 basis point downward shock was ($15.7) million, or (1.0) percent of a flat rate NII.

     In the Monte Carlo simulation analysis, we randomly sample up to 300 paths that short-term rates could take over the next 12 months and calculate the NII associated with each path. The result is a probability distribution of 12-month NII outcomes. Earnings-at risk (EaR), defined as the potential negative change in NII, is measured at a 97.5% confidence level and is managed within the limit established by the Board's ALM policy at 5 percent of mean NII. The following table summarizes our EaR as a percentage of mean NII as of December 31, 2001 and March 31, 2002.


                                              DECEMBER 31,      MARCH 31,
(DOLLARS IN MILLIONS)                             2001             2002
--------------------------------------------  ------------      ---------
EaR.........................................      $12.6           $19.0
EaR as a percentage of mean NII.............       0.86%           1.32%


     Management's goal in the NII simulations is to capture the risk embedded in today's balance sheet. As a result, asset and liability balances are kept constant throughout the analysis horizon. Two exceptions are non-maturity deposits, which vary with levels of interest rates according to statistically derived balance equations, and discretionary derivative hedges and fixed income portfolios, which are allowed to run off.

Additional assumptions are made to model the future behavior of deposit rates and loan spreads based on statistical analysis, management's outlook, and historical experience. The prepayment risks related to residential loans and mortgage-backed securities are measured using industry estimates of prepayment speeds. The sensitivity of the simulation results to the underlying assumptions is tested as a regular part of the risk measurement process by running simulations with different assumptions. In addition, management supplements the official risk measures based on the constant balance sheet assumption with volume-based simulations based on forecasted balances.

     A third measure that ALCO uses to monitor the Company's risk profile is Economic Value of Equity (EVE). EVE is an estimate of the net present value of the future cash flows associated with all of the Company's assets, liabilities and derivatives. EVE-at-Risk is defined as the negative change in the value of these cash flows resulting from either a +200 basis point or a--200 basis point shock scenario. Although ALCO has identified prototype guidelines for measuring EVE-at-Risk, no official policy limits have been established for EVE by the Board. The Company will continue to improve and refine its EVE methodology in 2002.

LIQUIDITY

     Liquidity risk represents the potential for loss as a result of limitations on our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The ALM policy approved by the Board requires quarterly reviews of our liquidity by the ALCO. Our liquidity management draws upon the strengths of our extensive retail and commercial market business franchise, coupled with the ability to obtain funds for various terms in a variety of domestic and international money markets. Liquidity is managed through the funding and investment functions of the Global Markets Group.

     Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common shareholders' equity, funded 74 percent of average total assets of $35.1 billion for the first quarter ended March 31, 2002. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper and other borrowings. In the fourth quarter of 2001, we issued $200 million in medium-term notes, the proceeds of which were utilized for general corporate purposes.

     Liquidity may also be provided by the sale or maturity of assets. Such assets include interest bearing deposits in banks, federal funds sold and securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $1.3 billion during the first quarter of 2002. Additional liquidity may be provided by investment securities available for sale that amounted to $5.4 billion at March 31, 2002 and by loan maturities.

REGULATORY CAPITAL

     The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.


UNIONBANCAL CORPORATION

                                                                                                           MINIMUM
                           MARCH 31,                DECEMBER 31,                  MARCH 31,               REGULATORY
(DOLLARS IN THOUSANDS)       2001                        2001                        2002                 REQUIREMENT
----------------------    -----------               -------------                -----------              -----------
CAPITAL COMPONENTS
Tier 1 capital......      $ 3,511,151               $   3,661,231                $ 3,729,481
Tier 2 capital......          615,130                     598,812                    601,042
                          -----------               -------------                -----------
Total risk-based
   capital..........      $ 4,126,281               $   4,260,043                $ 4,330,523
                          ===========               =============                ===========
Risk-weighted assets      $33,484,415               $  31,906,438                $32,077,375
                          ===========               =============                ===========
Quarterly average
   assets...........      $34,371,595               $  34,760,203                $35,010,127
                          ===========               =============                ===========

CAPITAL RATIOS              AMOUNT     RATIO             AMOUNT      RATIO         AMOUNT     RATIO          AMOUNT    RATIO
--------------            -----------  -----        -------------    -----       -----------  -----        ----------  -----
Total capital (to
   risk-weighted
   assets)..........      $ 4,126,281  12.32%       $   4,260,043    13.35%      $ 4,330,523  13.50%      >$2,566,190    8.0%
Tier 1 capital (to
   risk-weighted
   assets)..........        3,511,151  10.49            3,661,231    11.47         3,729,481  11.63        >1,283,095    4.0
Leverage(1).........        3,511,151  10.22            3,661,231    10.53         3,729,481  10.65        >1,400,405    4.0
-----------------

(1)      Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).



UNION BANK OF CALIFORNIA, N.A.

                                                                                                                        "WELL-
                                                                                                    MINIMUM           CAPITALIZED"
                           MARCH 31,             DECEMBER 31,             MARCH 31,               REGULATORY          REGULATORY
(DOLLARS IN THOUSANDS)       2001                    2001                   2002                 REQUIREMENT          REQUIREMENT
----------------------    -----------           -------------            -----------           ---------------     ----------------
CAPITAL COMPONENTS
Tier 1 capital............$ 3,108,454           $   3,323,096            $ 3,399,757
Tier 2 capital............    509,362                 487,640                489,666
                          -----------           -------------            -----------
Total risk-based capital..$ 3,617,816           $   3,810,736            $ 3,889,423
                          ===========           =============            ===========
Risk-weighted assets......$33,022,371           $  31,271,268            $31,442,559
                          ===========           =============            ===========
Quarterly average assets..$34,402,681           $  34,282,625            $34,514,704
                          ===========           =============            ===========

CAPITAL RATIOS              AMOUNT     RATIO        AMOUNT     RATIO        AMOUNT    RATIO     AMOUNT     RATIO     AMOUNT   RATIO
--------------            -----------  -----    -------------  -----     -----------  -----   -----------  -----   ---------- -----

Total capital (to
   risk-weighted assets)..$ 3,617,816  10.96%   $   3,810,736  12.19%    $ 3,889,423  12.37%  >$2,515,405   8.0%  >$3,144,256  10.0%
Tier 1 capital (to
   risk-weighted assets)..  3,108,454   9.41        3,323,096  10.63       3,399,757  10.81   > 1,257,702   4.0   > 1,886,554   6.0
Leverage(1)...............  3,108,454   9.04        3,323,096   9.69       3,399,757   9.85   > 1,380,588   4.0   > 1,725,735   5.0

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

     Compared with December 31, 2001, our Tier 1 risk-based capital ratio at March 31, 2002 increased 16 basis points to 11.63 percent, our total risk-based capital ratio increased 15 basis points to 13.50 percent, and our leverage ratio increased 12 basis points to 10.65 percent. The increases in the capital ratios were primarily attributable to higher shareholder equity, partially offset by higher risk-weighted assets. Shareholder equity was higher mainly due to increased retained earnings driven by net income in the first quarter of 2002, partially offset by higher unrealized losses on securities available for sale and on cash flow hedges as recognized in other comprehensive income.
Risk-weighted assets were higher mainly due to higher federal funds sold and repurchase agreements balances mostly related to our success in maintaining our higher level of deposits.

     As of March 31, 2002, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of a "well-capitalized" institution, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the leverage ratio.

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

     THE TRAGIC EVENTS OF SEPTEMBER 11 HAVE RESULTED IN INCREASED UNCERTAINTY REGARDING THE OUTLOOK FOR ECONOMIC CONDITIONS

     The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001 have resulted in increased uncertainty regarding the economic outlook. Past experience suggests that shocks to American society of far lesser severity have resulted in a temporary loss in consumer and business confidence and a reduction in the rate of economic growth. With the US economy already on the edge of recession before the attacks, a downturn in California's economy remains a distinct possibility. It is not possible at this time to project the economic impact of these events. However, any deterioration in either the US or the California economy could adversely affect our financial condition and results of operations.

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

     SHAREHOLDER VOTES ARE CONTROLLED BY THE BANK OF TOKYO-MITSUBISHI, LTD.; OUR INTERESTS MAY NOT BE THE SAME AS THE BANK OF TOKYO-MITSUBISHI'S INTERESTS

     The Bank of Tokyo-Mitsubishi, Ltd., a wholly owned subsidiary of Mitsubishi Tokyo Financial Group, Inc., owns a majority (68 percent as of March 31, 2002) of the outstanding shares of our common stock. As a result, The Bank of Tokyo-Mitsubishi, Ltd. can elect all of our directors and as a result can control the vote on all matters, including determinations such as: approval of mergers or other business combinations; sales of all or substantially all of our assets; any matters submitted to a vote of our shareholders; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to common stock or other equity securities; and matters that might be favorable to The Bank of Tokyo-Mitsubishi, Ltd.

     A majority of our directors are not officers or employees of UnionBanCal Corporation or any of our affiliates, including The Bank of Tokyo -Mitsubishi, Ltd. However, because of The Bank of Tokyo -Mitsubishi, Ltd.'s control over the election of our directors, The Bank of Tokyo-Mitsubishi, Ltd. could change the composition of our Board of Directors so that the Board would not have a majority of outside directors. The Bank of Tokyo-Mitsubishi, Ltd.'s ability to prevent an unsolicited bid for us or any other change in control could have an adverse effect on the market price for our common stock.

     THE BANK OF TOKYO-MITSUBISHI, LTD.'S FINANCIAL CONDITION COULD ADVERSELY AFFECT OUR OPERATIONS

     Although we fund our operations independently of The Bank of Tokyo -Mitsubishi, Ltd. and believe our business is not necessarily closely related to The Bank of Tokyo-Mitsubishi, Ltd.'s business or outlook, The Bank of Tokyo-Mitsubishi, Ltd.'s credit ratings may affect our credit ratings. Deterioration in The Bank of Tokyo-Mitsubishi, Ltd.'s credit ratings or financial condition could result in an increase in our borrowing costs and could impair our access to the public and private capital markets. The Bank of Tokyo-Mitsubishi, Ltd. is also subject to regulatory oversight and review. Our business operations and expansion plans could be negatively affected by regulatory concerns related to the Japanese financial system and The Bank of Tokyo-Mitsubishi, Ltd.

     POTENTIAL CONFLICTS OF INTEREST WITH THE BANK OF TOKYO-MITSUBISHI, LTD. COULD ADVERSELY AFFECT US

     As part of The Bank of Tokyo-Mitsubishi, Ltd.'s normal risk management processes, The Bank of Tokyo-Mitsubishi, Ltd. manages global credit exposures and concentrations on an aggregate basis, including UnionBanCal Corporation. Therefore, at certain levels, our ability to approve certain credits and categories of customers is subject to concurrence by The Bank of Tokyo-Mitsubishi, Ltd. We may wish to extend credit to the same customer as The Bank of Tokyo-Mitsubishi, Ltd. Our ability to do so may be limited for various reasons, including The Bank of Tokyo-Mitsubishi, Ltd.'s aggregate credit exposure and marketing policies. Certain directors' and officers' ownership interests in The Bank of Tokyo-Mitsubishi, Ltd.'s common stock or service as a director or officer or other employee of both us and The Bank of Tokyo-Mitsubishi, Ltd. could create or appear to create potential conflicts of interest, especially since both of us compete in the US banking industry.

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

     ADVERSE EFFECTS OF, OR CHANGES IN, BANKING REGULATIONS OR GOVERNMENTAL FISCAL OR MONETARY POLICIES COULD ADVERSELY AFFECT US

     We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by any future changes in laws, regulations, policies or interpretations, including legislative and regulatory reactions to the terrorist attack on September 11, 2001, and the Enron Corporation bankruptcy.
Additionally, our international activities may be subject to the laws and regulations of the jurisdiction where business is being conducted. International laws, regulations and policies affecting us and our subsidiaries may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to The Bank of Tokyo-Mitsubishi, Ltd.'s controlling ownership of us, laws, regulations and policies adopted or enforced by the Government of Japan may adversely affect our activities and investments and those of our subsidiaries in the future. Under long-standing policy of the Federal Reserve Board (FRB), a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so.

     Additionally, our business is affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the US. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in US government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, results of operations and financial condition.

     POSSIBLE FUTURE SALES OF SHARES BY THE BANK OF TOKYO-MITSUBISHI, LTD. COULD ADVERSELY AFFECT THE MARKET FOR OUR STOCK

     Although The Bank of Tokyo-Mitsubishi, Ltd. has announced it has no plan to sell its majority ownership in us, The Bank of Tokyo-Mitsubishi, Ltd. may sell shares of our common stock in compliance with the federal securities laws. By virtue of The Bank of Tokyo-Mitsubishi, Ltd.'s current control of us, The Bank of Tokyo-Mitsubishi, Ltd. could sell large amounts of shares of our common stock by causing us to file a registration statement that would allow them to sell shares more easily. In addition, The Bank of Tokyo-Mitsubishi, Ltd. could sell shares of our common stock without registration. Although we can make no prediction as to the effect, if any, that such sales would have on the market price of our common stock, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock. If The Bank of Tokyo-Mitsubishi, Ltd. sells or transfers shares of our common stock as a block, another person or entity could become our controlling shareholder.

     WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR OPERATING STRATEGIES

     From time to time, we develop long-term financial performance goals to guide and measure the success of our operating strategies. We cannot assure you that we will be successful in achieving these long-term goals or that our operating strategies will be successful. Achieving success in these areas is dependent on a number of factors, many of which are beyond our direct control. Factors that may adversely affect our ability to attain our long-term financial performance goals include:

     o    deterioration of our asset quality;

     o our inability to control noninterest expense, including, but not limited to, rising healthcare costs;

     o    our inability to increase noninterest income;

     o    our inability to decrease reliance on asset revenues;

     o    our ability to sustain loan growth;

     o our ability to find acquisition targets at valuation levels we find attractive;

     o    regulatory and other impediments associated with making acquisitions;

     o deterioration in general economic conditions, especially in our core markets;

     o    decreases in net interest margins;

     o    increases in competition;

     o    adverse regulatory or legislative developments; and

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

ITEM 3. MARKET RISK.

     Our exposure to market risk in the first quarter of 2002 was mitigated in part due to a moderation in asset sensitivity resulting from a decline in the impact of prepayments on the mortgage-backed securities and residential loan portfolios, and the effectiveness of our overall asset/liability management. A complete explanation concerning our market risk exposure is incorporated by reference from the text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10-K for the year ended December 31, 2001 and by reference to the previous text in this document under the caption "Quantitative and Qualitative Disclosure about Interest Rate Risk Management (Other Than Trading)".

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Shareholders on April 24, 2002 ("Annual Meeting"):

     DIRECTORS:  Each of the following persons was elected as a director to hold
office  until  the  2003  Annual  Meeting  of   Shareholders  or  until  earlier
retirement, resignation or removal.

     NOMINEE                                           FOR             WITHHELD
     --------------------------------------        -----------       -----------
     David R. Andrews......................        150,430,096        1,073,997
     L. Dale Crandall......................        150,947,661          556,431
     Richard D. Farman.....................        150,957,577          546,516
     Stanley F. Farrar.....................        150,584,531          919,562
     Richard C. Hartnack...................        150,802,214          701,879
     Kaoru Hayama..........................        150,974,706          529,387
     Norimichi Kanari......................        150,436,819        1,067,274
     Satoru Kishi..........................        131,886,009       19,618,084
     Monica C. Lozano......................        150,977,266          526,826
     Mary S. Metz..........................        150,472,188        1,031,905
     Raymond E. Miles......................        150,430,635        1,073,458
     J. Fernando Niebla....................        150,929,253          574,840
     Charles R. Rinehart...................        150,967,205          536,888
     Carl W. Robertson.....................        150,905,836          598,257
     Takaharu Saegusa......................        150,905,868          598,224
     Robert M. Walker......................        150,733,082          771,010
     Kenji Yoshizawa.......................        130,799,535       20,704,558


     YEAR 2000 UNIONBANCAL CORPORATION MANAGEMENT STOCK PLAN: Proposal No. 2 to increase the number of shares of common stock which may be awarded under the Year 2000 UnionBanCal Corporation management stock plan:


     FOR:     134,414,703
     AGAINST:  16,837,105
     ABSTAIN:     252,284


     AUDITORS: Proposal No. 3 to ratify the selection of Deloitte & Touche LLP as independent auditors of UnionBanCal Corporation received the following votes:


     FOR:      150,162,375
     AGAINST:    1,290,169
     ABSTAIN:       51,548

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

  NO.                              DESCRIPTION
 -----  ------------------------------------------------------------------------
  3.1   Restated Articles of Incorporation of the Registrant, as amended(1)
  3.2   By-laws of the Registrant, as amended January 27, 1999(2)
 10.1 UnionBanCal Corporation Management Stock Plan. (As restated effective June 1, 1997)*(3)
 10.2 Union Bank of California Deferred Compensation Plan. (January 1, 1997, Restatement, as amended November 21, 1996)*(4)
 10.3 Union Bank of California Senior Management Bonus Plan. (Effective January 1, 2000)*(5)
 10.4   Richard C. Hartnack Employment Agreement. (Effective January 1, 1998)
         *(6)
 10.5   Robert M. Walker Employment Agreement. (Effective January 1, 1998)*(6)
 10.6 Union Bank of California, N.A. Supplemental Executive Retirement Plan. (Effective January 1, 1988) (Amended and restated as of January 1,
          1997)*(3)
 10.7 Union Bank Financial Services Reimbursement Program. (Effective January 1, 1996)*(7)
 10.8 1997 UnionBanCal Corporation Performance Share Plan, as amended. (As amended, effective January 1, 2001) *(5)
 10.9 Service Agreement Between Union Bank of California and The Bank of Tokyo-Mitsubishi Ltd. (Effective October 1, 1997)*(3)
 10.10 Year 2000 UnionBanCal Corporation Management Stock Plan. (As restated effective January 1, 2000)*(8)
 10.11 Union Bank of California, N.A. Supplemental Retirement Plan for Policy Making Officers (Effective November 1, 1999)(9)
 10.12  Philip B. Flynn Employment Agreement (Effective September 21, 2000)(10)

------------

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

(10) Incorporated by reference to Form 10-K for the year ended December 31, 2001.

*    Management contract or compensatory plan, contract or arrangement.

(b)  Reports on Form 8-K

We filed a report on Form-8K on April 17, 2002 to report that UnionBanCal Corporation issued a press release concerning earnings for first quarter 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         UNIONBANCAL CORPORATION
                                              (Registrant)

                             By:       /S/ DAVID I. MATSON
                                ----------------------------------------------
                                           David I. Matson
                                       EXECUTIVE VICE PRESIDENT AND
                                         CHIEF FINANCIAL OFFICER
                                      (Principal Financial Officer)


                             By:      /S/ DAVID A. ANDERSON
                                ----------------------------------------------
                                          David A. Anderson
                                    SENIOR VICE PRESIDENT AND CONTROLLER
                                       (Principal Accounting Officer)


                             Dated:  May 14, 2002