Form 10-Q
period 2002-06-30
UNIONBANCAL CORP
filed 2002-08-14
CIK 1011659

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                         Commission file number 1-15081

                             UNIONBANCAL CORPORATION


      CALIFORNIA                                          94-1234979
State of Incorporation:                       I.R.S. Employer Identification No.




                              400 CALIFORNIA STREET
                      SAN FRANCISCO, CALIFORNIA 94104-1302


                  Registrant's telephone number (415) 765-2969


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
   Number of shares of Common Stock outstanding at July 31, 2002: 157,648,374

================================================================================

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS




                                                                           PAGE
                                                                          NUMBER

PART I
FINANCIAL INFORMATION
   Consolidated Financial Highlights....................................     2
   Item 1. Financial Statements:
      Condensed Consolidated Statements of Income.......................     4
      Condensed Consolidated Balance Sheets.............................     5
      Condensed Consolidated Statements of Changes in Shareholders'
      Equity............................................................     6
      Condensed Consolidated Statements of Cash Flows...................     7
      Notes to Condensed Consolidated Financial Statements..............     8
   Item 2. Management's Discussion and Analysis:
      Introduction......................................................    18
      Summary...........................................................    18
      Business Segments.................................................    20
      Net Interest Income...............................................    30
      Noninterest Income................................................    33
      Noninterest Expense...............................................    35
      Income Tax Expense................................................    37
      Loans.............................................................    37
      Cross-Border Outstandings.........................................    38
      Provision for Credit Losses.......................................    38
      Allowance for Credit Losses.......................................    39
      Nonperforming Assets..............................................    43
      Loans 90 Days or More Past Due and Still Accruing.................    43
      Quantitative and Qualitative Disclosure about Interest
      Rate Risk Management..............................................    44
      Liquidity.........................................................    45
      Regulatory Capital................................................    46
      Certain Business Risk Factors.....................................    47
      Written Statements Under Section 906 of the Sarbanes-Oxley Act
      of 2002 ..........................................................    51
   Item 3. Market Risk..................................................    51

PART II
OTHER INFORMATION
   Item 4. Submission of Matters to a Vote of Security Holders..........    52
   Item 6. Exhibits and Reports on Form 8-K.............................    52
Signatures..............................................................    53



                         PART I. FINANCIAL INFORMATION
                    UnionBanCal Corporation and Subsidiaries
                       Consolidated Financial Highlights
                                  (Unaudited)

                                                                   AS OF AND FOR THE THREE MONTHS ENDED
                                                                  ______________________________________
                                                                  JUNE 30,           JUNE 30,    PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                       2001               2002      CHANGE
_____________________________________________                     ________           ________    _______

RESULTS OF OPERATIONS:
   Net interest income(1)......................................$   379,313       $    386,298      1.84%
   Provision for credit losses.................................     65,000             50,000    (23.08)
   Noninterest income..........................................    168,391            188,774     12.10
   Noninterest expense.........................................    307,452            329,791      7.27
                                                               ___________       ____________
   Income before income taxes(1)...............................    175,252            195,281     11.43
   Taxable-equivalent adjustment...............................        590                537     (8.98)
   Income tax expense..........................................     57,512             64,802     12.68
                                                               ___________       ____________
   Net income..................................................$   117,150       $    129,942     10.92%
                                                               ===========       ============


PER COMMON SHARE:
   Net income--basic...........................................$      0.74       $       0.83     12.16%
   Net income--diluted.........................................       0.74               0.81      9.46
   Dividends(2)................................................       0.25               0.28     12.00
   Book value (end of period)..................................      21.37              23.94     12.03
   Common shares outstanding (end of period)...................157,839,218        157,718,215     (0.08)
   Weighted average common shares outstanding--basic...........158,180,799        157,314,527     (0.55)
   Weighted average common shares outstanding--diluted.........158,881,633        159,675,924      0.50
BALANCE SHEET (END OF PERIOD):
   Total assets................................................$35,758,333       $ 36,136,725      1.06%
   Total loans................................................. 25,656,247         25,592,306     (0.25)
   Nonperforming assets........................................    460,116            414,972     (9.81)
   Total deposits.............................................. 27,700,624         28,833,365      4.09
   Medium and long-term debt...................................    199,701            406,869    103.74
   Trust preferred securities..................................    364,269            366,265      0.55
   Common equity...............................................  3,373,564          3,775,663     11.92
BALANCE SHEET (PERIOD AVERAGE):
   Total assets................................................$34,589,322       $ 35,730,492      3.30%
   Total loans................................................. 26,114,389         25,578,846     (2.05)
   Earning assets.............................................. 31,272,909         32,674,628      4.48
   Total deposits.............................................. 26,641,335         28,222,245      5.93
   Common equity...............................................  3,406,324          3,749,035     10.06
FINANCIAL RATIOS:
   Return on average assets(3).................................       1.36%              1.46%
   Return on average common equity(3)..........................      13.79              13.90
   Efficiency ratio(4).........................................      56.13              57.35
   Net interest margin(1)......................................       4.86               4.74
   Dividend payout ratio.......................................      33.78              33.73
   Tangible equity ratio.......................................       9.30              10.16
   Tier 1 risk-based capital ratio.............................      10.85              11.90
   Total risk-based capital ratio..............................      12.70              13.65
   Leverage ratio..............................................      10.33              10.77
   Allowance for credit losses to total loans..................       2.44               2.44
   Allowance for credit losses to nonaccrual loans.............     138.18             150.78
   Net loans charged off to average total loans................       1.24               0.90
   Nonperforming assets to total loans, distressed loans
      held for sale, and foreclosed assets.... ................       1.79               1.62
   Nonperforming assets to total assets........................       1.29               1.15



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




                    UnionBanCal Corporation and Subsidiaries
                 Consolidated Financial Highlights (Continued)
                                   (Unaudited)

                                                                                         AS OF AND FOR THE SIX MONTHS ENDED
                                                                                      ________________________________________
                                                                                      JUNE 30,           JUNE 30,      PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                           2001               2002        CHANGE
_____________________________________________                                         ________           ________      _______

RESULTS OF OPERATIONS:
   Net interest income(1)......................................................   $    767,196       $    767,271        0.01%
   Provision for credit losses.................................................        165,000            105,000      (36.36)
   Noninterest income..........................................................        349,198            360,225        3.16
   Noninterest expense.........................................................        614,937            653,154        6.21
                                                                                  ____________       ____________
   Income before income taxes(1)...............................................        336,457            369,342        9.77
   Taxable-equivalent adjustment...............................................          1,212              1,070      (11.72)
   Income tax expense..........................................................        110,808            123,553       11.50
                                                                                  ____________       ____________
   Net income..................................................................   $    224,437       $    244,719        9.04%
                                                                                  ============       ============


PER COMMON SHARE:
   Net income--basic............................................................  $       1.42       $       1.56        9.86%
   Net income--diluted..........................................................          1.41               1.54        9.22
   Dividends(2)................................................................           0.50               0.53        6.00
   Book value (end of period)..................................................          21.37              23.94       12.03
   Common shares outstanding (end of period)...................................    157,839,218        157,718,215       (0.08)
   Weighted average common shares outstanding--basic............................   158,535,105        156,774,339       (1.11)
   Weighted average common shares outstanding--diluted..........................   158,975,932        158,534,791       (0.28)
BALANCE SHEET (END OF PERIOD):
   Total assets................................................................   $ 35,758,333       $ 36,136,725        1.06%
   Total loans.................................................................     25,656,247         25,592,306       (0.25)
   Nonperforming assets........................................................        460,116            414,972       (9.81)
   Total deposits..............................................................     27,700,624         28,833,365        4.09
   Medium and long-term debt...................................................        199,701            406,869      103.74
   Trust preferred securities..................................................        364,269            366,265        0.55
   Common equity...............................................................      3,373,564          3,775,663       11.92
BALANCE SHEET (PERIOD AVERAGE):
   Total assets................................................................   $ 34,509,101       $ 35,408,797        2.61%
   Total loans.................................................................     26,265,170         25,354,548       (3.47)
   Earning assets..............................................................     31,171,142         32,327,489        3.71
   Total deposits..............................................................     26,206,917         27,897,401        6.45
   Common equity...............................................................      3,372,321          3,687,244        9.34
FINANCIAL RATIOS:
   Return on average assets(3).................................................           1.31%              1.39%
   Return on average common equity(3)..........................................          13.42              13.38
   Efficiency ratio(4).........................................................          55.08              57.92
   Net interest margin(1)......................................................           4.94               4.77
   Dividend payout ratio.......................................................          35.21              33.97
   Tangible equity ratio.......................................................           9.30              10.16
   Tier 1 risk-based capital ratio.............................................          10.85              11.90
   Total risk-based capital ratio..............................................          12.70              13.65
   Leverage ratio..............................................................          10.33              10.77
   Allowance for credit losses to total loans..................................           2.44               2.44
   Allowance for credit losses to nonaccrual loans.............................         138.18             150.78
   Net loans charged off to average total loans(3).............................           1.17               0.93
   Nonperforming assets to total loans, distressed loans held for sale, and
      foreclosed assets........................................................           1.79               1.62
   Nonperforming assets to total assets........................................           1.29               1.15


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




ITEM 1. FINANCIAL STATEMENTS


                    UnionBanCal Corporation and Subsidiaries
                  Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                                              FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30,                 ENDED JUNE 30,
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                  2001         2002             2001         2002
_____________________________________________                                ________     ________       __________     ________

INTEREST INCOME
   Loans.................................................................    $486,928     $378,572       $1,023,417     $754,370
   Securities............................................................      71,210       78,244          138,518      159,580
   Interest bearing deposits in banks....................................         661          629            1,627        1,125
   Federal funds sold and securities purchased under resale agreements...       2,158        4,828            3,187        8,887
   Trading account assets................................................       2,164          930            5,064        1,621
                                                                             ________     ________       __________     ________
      Total interest income..............................................     563,121      463,203        1,171,813      925,583
                                                                             ________     ________       __________     ________
INTEREST EXPENSE
   Domestic deposits.....................................................     125,426       55,411          260,543      115,346
   Foreign deposits......................................................      19,447        6,105           44,990       12,369
   Federal funds purchased and securities sold under repurchase agreements     10,622        1,396           36,422        3,345
   Commercial paper......................................................      14,625        4,536           35,038        8,510
   Medium and long-term debt.............................................       2,535        2,411            5,731        4,823
   UnionBanCal Corporation--obligated mandatorily redeemable preferred
      securities of subsidiary grantor trust.............................       5,367        3,948           11,389        7,911
   Other borrowed funds..................................................       6,376        3,635           11,716        7,078
                                                                             ________     ________       __________     ________
      Total interest expense.............................................     184,398       77,442          405,829      159,382
                                                                             ________     ________       __________     ________
NET INTEREST INCOME......................................................     378,723      385,761          765,984      766,201
   Provision for credit losses...........................................      65,000       50,000          165,000      105,000
                                                                             ________     ________       __________     ________
      Net interest income after provision for credit losses..............     313,723      335,761          600,984      661,201
                                                                             ________     ________       __________     ________
NONINTEREST INCOME
   Service charges on deposit accounts...................................      61,852       69,869          118,872      136,012
   Trust and investment management fees..................................      39,234       37,587           78,915       74,312
   Merchant transaction processing fees..................................      20,433       22,421           39,499       43,122
   International commissions and fees....................................      18,125       19,239           35,235       37,462
   Brokerage commissions and fees........................................       9,063        9,275           17,978       18,907
   Merchant banking fees.................................................       9,681        9,081           18,929       16,026
   Securities gains (losses), net........................................       3,751       (1,297)           6,017       (3,863)
   Other.................................................................       6,252       22,599           33,753       38,247
                                                                             ________     ________       __________     ________
      Total noninterest income...........................................     168,391      188,774          349,198      360,225
                                                                             ________     ________       __________     ________
NONINTEREST EXPENSE
   Salaries and employee benefits........................................     164,584      186,100          329,071      364,976
   Net occupancy.........................................................      23,837       25,029           46,596       48,410
   Equipment.............................................................      15,469       15,967           31,267       32,307
   Merchant transaction processing.......................................      13,449       14,433           26,363       27,349
   Communications........................................................      11,806       12,568           23,508       26,509
   Professional services.................................................      11,349       10,936           19,173       20,439
   Data processing.......................................................       9,101        7,540           18,050       16,531
   Foreclosed asset expense (income).....................................          48          (13)              61          112
   Other.................................................................      57,809       57,231          120,848      116,521
                                                                             ________     ________       __________     ________
      Total noninterest expense..........................................     307,452      329,791          614,937      653,154
                                                                             ________     ________       __________     ________
   Income before income taxes............................................     174,662      194,744          335,245      368,272
   Income tax expense....................................................      57,512       64,802          110,808      123,553
                                                                             ________     ________       __________     ________
NET INCOME...............................................................    $117,150     $129,942       $  224,437     $244,719
                                                                             ========     ========       ==========     ========

NET INCOME PER COMMON SHARE--BASIC........................................   $   0.74     $   0.83       $     1.42     $   1.56
                                                                             ========     ========       ==========     ========

NET INCOME PER COMMON SHARE--DILUTED......................................   $   0.74     $   0.81       $     1.41     $   1.54
                                                                             ========     ========       ==========     ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC.........................    158,181      157,315          158,535      156,774
                                                                             ========     ========       ==========     ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED.......................    158,882      159,676          158,976      158,535
                                                                             ========     ========       ==========     ========


See accompanying notes to condensed consolidated financial statements.




                    UnionBanCal Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets


                                                                                  (UNAUDITED)                           (UNAUDITED)
                                                                                    JUNE 30,        DECEMBER 31,          JUNE 30,
(DOLLARS IN THOUSANDS)                                                                2001              2001                2002
______________________                                                            ___________        ___________        ___________

ASSETS
Cash and due from banks..................................................         $ 2,223,197        $ 2,682,392        $ 2,046,286
Interest bearing deposits in banks.......................................              51,510             64,162            153,423
Federal funds sold and securities purchased under resale agreements......           1,491,000            918,400            640,500
                                                                                  ___________        ___________        ___________
   Total cash and cash equivalents.......................................           3,765,707          3,664,954          2,840,209
Trading account assets...................................................             301,744            229,697            365,784
Securities available for sale:
   Securities pledged as collateral......................................             287,881            137,922            133,219
   Held in portfolio.....................................................           4,569,015          5,661,160          5,750,157
Loans (net of allowance for credit losses: June 30, 2001, $626,537;
   December 31, 2001, $634,509; June 30, 2002, $624,948).................          25,029,710         24,359,521         24,967,358
Due from customers on acceptances........................................             167,309            182,440            119,072
Premises and equipment, net..............................................             483,865            494,534            500,584
Intangible assets........................................................               2,264             16,176             23,965
Goodwill.................................................................              48,900             68,623             92,924
Other assets.............................................................           1,101,938          1,223,719          1,343,453
                                                                                  ___________        ___________        ___________
   Total assets..........................................................         $35,758,333        $36,038,746        $36,136,725
                                                                                  ===========        ===========        ===========

LIABILITIES
Domestic deposits:
   Noninterest bearing...................................................         $11,247,828        $12,314,150        $12,938,634
   Interest bearing......................................................          14,267,659         14,160,113         14,267,606
Foreign deposits:
   Noninterest bearing...................................................             342,656            404,708            315,416
   Interest bearing......................................................           1,842,481          1,677,228          1,311,709
                                                                                  ___________        ___________        ___________
   Total deposits........................................................          27,700,624         28,556,199         28,833,365
Federal funds purchased and securities sold under repurchase agreements..             713,056            418,814            318,365
Commercial paper.........................................................           1,416,432            830,657            955,328
Other borrowed funds.....................................................             702,511            700,403            395,826
Acceptances outstanding..................................................             167,309            182,440            119,072
Other liabilities........................................................           1,120,867          1,040,406            965,972
Medium and long-term debt................................................             199,701            399,657            406,869
UnionBanCal Corporation-- obligated mandatorily redeemable preferred
   securities of subsidiary grantor trust................................             364,269            363,928            366,265
                                                                                  ___________        ___________        ___________
   Total liabilities.....................................................          32,384,769         32,492,504         32,361,062
                                                                                  ___________        ___________        ___________
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock:
   Authorized 5,000,000 shares, no shares issued or outstanding as of
      June 30, 2001, December 31, 2001, and June 30, 2002................                  --                 --                 --
Common stock--no stated value:
   Authorized 300,000,000 shares, issued 157,839,218 shares as of June 30, 2001,
      156,483,511 shares as of December 31, 2001, and 157,718,215
      shares as of June 30, 2002.........................................           1,232,759          1,181,925          1,222,571
Retained earnings........................................................           2,052,159          2,231,384          2,393,132
Accumulated other comprehensive income...................................              88,646            132,933            159,960
                                                                                  ___________        ___________        ___________
   Total shareholders' equity............................................           3,373,564          3,546,242          3,775,663
                                                                                  ___________        ___________        ___________
   Total liabilities and shareholders' equity............................         $35,758,333        $36,038,746        $36,136,725
                                                                                  ===========        ===========        ===========


See accompanying notes to condensed consolidated financial statements.




                    UnionBanCal Corporation and Subsidiaries
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                                  (Unaudited)

                                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                                     ___________________________________________________________
(DOLLARS IN THOUSANDS)                                                           2001                            2002
______________________                                               ___________________________      __________________________

COMMON STOCK
   Balance, beginning of period..................................    $1,275,587                       $1,181,925
   Dividend reinvestment plan....................................            22                               72
   Deferred compensation--restricted stock awards.................          (17)                             (15)
   Stock options exercised.......................................         3,841                           70,564
   Stock issued in acquisition of First Western Bank.............            --                           23,852
   Common stock repurchased(1)...................................       (46,674)                         (53,827)
                                                                     __________                       __________
      Balance, end of period.....................................    $1,232,759                       $1,222,571
                                                                     __________                       __________
RETAINED EARNINGS
   Balance, beginning of period..................................    $1,906,093                       $2,231,384
   Net income....................................................       224,437         $224,437         244,719        $244,719
   Dividends on common stock(2)..................................       (79,166)                         (83,077)
   Deferred compensation--restricted stock awards.................          795                              106
                                                                     __________                       __________
      Balance, end of period.....................................    $2,052,159                       $2,393,132
                                                                     __________                       __________
ACCUMULATED OTHER COMPREHENSIVE INCOME
   Balance, beginning of period..................................    $   29,885                       $  132,933
   Cumulative effect of accounting change (SFAS No.133)(3), net of
      tax expense of $13,754 in 2001.............................                         22,205                              --
   Unrealized net gains on cash flow hedges, net of tax expense of
      $20,825 and $23,776 in the first six months of 2001 and
      2002, respectively.........................................                         33,620                          38,383
   Less: reclassification adjustment for net gains on cash flow hedges included in net income, net of tax expense of $4,900 and $21,285 in the first six months of 2001 and 2002,
      respectively...............................................                         (7,911)                        (34,361)
                                                                                        ________                        ________
   Net unrealized gains on cash flow hedges......................                         25,709                           4,022
   Unrealized holding gains arising during the period on
      securities available for sale, net of tax expense of $9,434 and $11,808 in the first six months of 2001 and 2002,
      respectively...............................................                         15,230                          19,063
   Less: reclassification adjustment for losses (gains) on
      securities available for sale included in net income, net of tax expense (benefit) of $2,302 and $(1,478) in the first
      six months of 2001 and 2002, respectively..................                         (3,715)                          2,385
                                                                                        ________                        ________
   Net unrealized gains on securities available for sale.........                         11,515                          21,448
   Foreign currency translation adjustment, net of tax expense
      (benefit) of $(414) and $964 in the first six months of 2001
      and 2002, respectively.....................................                           (668)                          1,557
                                                                                        ________                        ________
   Other comprehensive income....................................        58,761           58,761          27,027          27,027
                                                                     __________         ________      __________        ________
   Total comprehensive income....................................                       $283,198                        $271,746
                                                                                        ========                        ========


      Balance, end of period.....................................    $   88,646                       $  159,960
                                                                     __________                       __________
        TOTAL SHAREHOLDERS' EQUITY...............................    $3,373,564                       $3,775,663
                                                                     ==========                       ==========


__________________

(1) Common stock repurchased includes commission costs.

(2)  Dividends  per share  were $0.50 and $0.53 for the first six months of 2001 and 2002, respectively.  Dividends are based on
     UnionBanCal Corporation's shares outstanding as of the declaration date.

(3) Statement of Financial  Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities".


See accompanying notes to condensed consolidated financial statements.




                    UnionBanCal Corporation and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                        FOR THE SIX MONTHS
                                                                                                          ENDED JUNE 30,
                                                                                                   ____________________________
(DOLLARS IN THOUSANDS)                                                                                  2001            2002
______________________                                                                             ____________      __________

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..................................................................................    $    224,437      $  244,719
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for credit losses..............................................................         165,000         105,000
      Depreciation, amortization and accretion.................................................          40,167          39,605
      Provision for deferred income taxes......................................................          21,076          28,359
      Loss (gain) on securities available for sale.............................................         (6,017)           3,863
      Net (increase) decrease in trading account assets........................................          37,951        (136,087)
      Other, net of acquisition................................................................         372,303           3,245
                                                                                                   ____________      __________
      Total adjustments........................................................................         630,480          43,985
                                                                                                   ____________      __________
   Net cash provided by operating activities...................................................         854,917         288,704
                                                                                                   ____________      __________
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale........................................         272,827         131,499
   Proceeds from matured and called securities available for sale..............................         367,840         584,878
   Purchases of securities available for sale..................................................      (1,328,816)       (772,509)
   Net decrease (increase) in loans, net of acquisition........................................         205,234        (825,373)
   Net cash used in acquisition of First Western Bank..........................................              --          64,689
   Other, net..................................................................................         (35,464)        (40,783)
                                                                                                   ____________      __________
      Net cash used in investing activities....................................................        (518,379)       (857,599)
                                                                                                   ____________      __________
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits, net of acquisition................................................         417,441          72,541
   Net decrease in federal funds purchased and securities sold under repurchase agreements.....        (674,611)       (100,449)
   Net increase (decrease) in commercial paper and other borrowed funds........................         483,703        (179,906)
   Common stock repurchased....................................................................         (46,674)        (53,827)
   Payments of cash dividends..................................................................         (79,502)        (78,165)
   Stock options exercised.....................................................................           3,841          70,564
   Other, net..................................................................................          13,623           1,629
                                                                                                   ____________      __________
      Net cash provided by (used in) financing activities......................................         117,821        (267,613)
                                                                                                   ____________      __________
Net increase (decrease) in cash and cash equivalents...........................................         454,359        (836,508)
Cash and cash equivalents at beginning of period...............................................       3,322,979       3,664,954
Effect of exchange rate changes on cash and cash equivalents...................................         (11,631)         11,763
                                                                                                   ____________      __________
Cash and cash equivalents at end of period.....................................................    $  3,765,707      $2,840,209
                                                                                                   ============      ==========

CASH PAID DURING THE PERIOD FOR:
   Interest....................................................................................    $    432,648      $  168,806
   Income taxes................................................................................          34,485          73,098
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of First Western Bank:
      Fair value of assets acquired............................................................              --      $  256,276
                                                                                                   ____________      __________
      Purchase price:
           Cash................................................................................              --         (20,940)
                                                                                                   ____________      __________
           Stock issued........................................................................              --         (23,852)
                                                                                                   ____________      __________

        Liabilities assumed....................................................................              --      $  211,484
                                                                                                   ============      ==========

   Loans transferred to foreclosed assets (OREO) and/or distressed loans held for sale.........    $      6,242      $      281
   Securities transferred from held to maturity to available for sale at the adoption of SFAS
      No. 133..................................................................................          23,529              --


See accompanying notes to condensed consolidated financial statements.


                    UnionBanCal Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 2002
                                  (Unaudited)


NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2001. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

         Since November 1999, the Company has announced four stock repurchase plans of $100 million each. The Company repurchased $35 million and $19 million of common stock in the first and second quarters of 2002, respectively, and $22 million and $25 million of common stock in the first and second quarters of 2001, respectively. As of June 30, 2002, $91 million of common stock is authorized for repurchase. At June 30, 2002, The Bank of Tokyo-Mitsubishi, Ltd.
(BTM), which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group, owned approximately 67 percent of the outstanding common stock of UnionBanCal Corporation.

         Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.


NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by a single method--the purchase method. This Statement eliminates the pooling-of-interests method but carries forward without reconsideration the guidance in Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," related to the application of the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Goodwill and intangible assets acquired in transactions completed after June 30, 2001 are accounted for in accordance with the amortization and nonamortization provisions of SFAS No. 142. SFAS No. 142 significantly changes the accounting for goodwill and other intangible assets subsequent to their initial recognition. This Statement requires that goodwill and some intangible assets no longer be amortized, but tested for impairment at least annually by comparing the fair value of those assets with their recorded amounts. Upon adoption of SFAS No. 142, as of January 1, 2002, the amortization of existing goodwill ceased and the carrying amount of goodwill was allocated to the applicable reporting units. The allocation

                    UnionBanCal Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)


NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)


was based on the sources of previously recognized goodwill as well as the reporting units to which the related acquired net assets were assigned. Management's expectations of which reporting units had benefited from the synergies of acquired businesses were considered in the allocation process. The Company performed a transitional impairment test during May 2002, with measurement as of the date of adoption. The fair market value of the goodwill tested for impairment exceeded its carrying value; therefore, no impairment loss was recognized. As of June 30, 2002, goodwill was $93 million.

     Net income and earnings per share for the second quarter and six months ended June 30, 2001 were adjusted on a proforma basis to exclude goodwill amortization expense (net of taxes of $0.1 million for the second quarter of 2001 and $0.3 million for the six months ended June 30, 2001) as follows:


                                                                FOR THE THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                __________________________    _____________________
                                                                  JUNE 30,      JUNE 30,      JUNE 30,     JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                       2001          2002          2001         2002
_____________________________________________                     ________      ________      ________     ________

NET INCOME:
As reported................................................       $117,150      $129,942      $224,437     $244,719
Goodwill amortization, net of income tax...................          3,720            --         7,345           --
As adjusted................................................       $120,870      $129,942      $231,782     $244,719
BASIC EARNINGS PER SHARE:
As reported................................................       $   0.74      $   0.83      $   1.42     $   1.56
Goodwill amortization......................................           0.02            --          0.05           --
As adjusted................................................       $   0.76      $   0.83      $   1.47     $   1.56
DILUTED EARNINGS PER SHARE:
As reported................................................       $   0.74      $   0.81      $   1.41     $   1.54
Goodwill amortization......................................           0.02            --          0.05           --
As adjusted................................................       $   0.76      $   0.81      $   1.46     $   1.54




         On May 13, 2002, the Company completed its acquisition of First Western Bank. As a result of this acquisition, the Company recorded approximately $23.8 million of goodwill and $10 million of core deposit intangible. The core deposit intangible is being amortized on an accelerated basis over an estimated life of 12 years.

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

                    UnionBanCal Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)


NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)


 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

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

 RESCISSION OF SFAS NO. 4, 44, AND 64, AMENDMENT OF SFAS NO.13

         In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for under the sale-leaseback provisions of SFAS No. 98, "Accounting for Leases." This Statement also amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002, with early application encouraged. Management believes that adopting this Statement will not have a material impact on the Company's financial position or results of operations.

 ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement replaces the accounting and reporting provisions of Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that costs associated with an exit or disposal activity be recognized when a liability is incurred rather than at the date an entity commits to an exit plan. This Statement is effective after December 31, 2002. Management believes that adopting this Statement will not have a material impact on the Company's financial position or results of operations.

                    UnionBanCal Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)


NOTE 3--EARNINGS PER SHARE

         Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months and six months ended June 30, 2001 and 2002.



                                     THREE MONTHS ENDED JUNE 30,                             SIX MONTHS ENDED JUNE 30,
                             _________________________________________________     _________________________________________________
                                      2001                        2002                       2001                       2002
                             ______________________     ______________________     ______________________      _____________________
(AMOUNTS IN THOUSANDS,
   EXCEPT PER SHARE
   DATA)                        BASIC       DILUTED        BASIC       DILUTED        BASIC       DILUTED         BASIC      DILUTED
______________________       ________      ________     ________      ________     ________      ________      ________     ________

Net Income............       $117,150      $117,150     $129,942      $129,942     $224,437      $224,437      $244,719     $244,719
                             ========      ========     ========      ========     ========      ========      ========     ========

Weighted average
   common shares
   outstanding........        158,181       158,181      157,315       157,315      158,535       158,535       156,774      156,774
Additional shares
   due to:
   Assumed conversion
      of dilutive
      stock options...             --           701           --         2,361           --           441            --        1,761
                             ________      ________     ________      ________     ________      ________      ________     ________
Adjusted weighted
   average common
   shares outstanding.        158,181       158,882      157,315       159,676      158,535       158,976       156,774      158,535
                             ========      ========     ========      ========     ========      ========      ========     ========

Net income per share..       $   0.74      $   0.74     $   0.83      $   0.81     $   1.42         $1.41         $1.56        $1.54
                             ========      ========     ========      ========     ========      ========      ========     ========


                    UnionBanCal Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)


NOTE 4--ACCUMULATED OTHER COMPREHENSIVE INCOME

         The following table presents a summary of the components of accumulated other comprehensive income.


                                                          NET UNREALIZED GAINS
                                                           ON SECURITIES                FOREIGN CURRENCY        NET UNREALIZED GAINS
                                                           AVAILABLE FOR SALE        TRANSLATION ADJUSTMENT      ON CASH FLOW HEDGES
                                                         _____________________      _______________________     ____________________
                                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                                         ___________________________________________________________________________
(DOLLARS IN THOUSANDS)                                     2001         2002           2001           2002        2001        2002
______________________                                   _______      ________      ________       ________     _______     _______

Beginning balance.................................       $41,879      $ 83,271      $(11,191)      $(12,205)    $    --     $62,840
Cumulative effect of accounting change, net of tax            --            --            --             --      22,205          --
Change during the period..........................        11,515        21,448          (668)         1,557      25,709       4,022
                                                         _______      ________      ________       ________     _______     _______
Ending balance....................................       $53,394      $104,719      $(11,859)      $(10,648)    $47,914     $66,862
                                                         =======      ========      ========       ========     =======     =======




                                                                                         MINIMUM PENSION         ACCUMULATED OTHER
                                                                                       LIABILITY ADJUSTMENT    COMPREHENSIVE INCOME
                                                                                       ____________________    ____________________
                                                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                         ___________________________________________
(DOLLARS IN THOUSANDS)                                                                    2001       2002         2001        2002
______________________                                                                   _____      _____       _______     ________

Beginning balance..................................................................      $(803)     $(973)      $29,885     $132,933
Cumulative effect of accounting
change, net of tax.................................................................          --         --       22,205           --
Change during the period...........................................................          --         --       36,556       27,027
                                                                                         _____      _____       _______     ________
Ending balance.....................................................................      $(803)     $(973)      $88,646     $159,960
                                                                                         =====      =====       =======     ========



NOTE 5--BUSINESS SEGMENTS

         The Company is organized based on the products and services that it offers and operates in four principal areas:

         o The Community Banking and Investment Services Group offers a range of banking services, primarily to individuals and small businesses, delivered primarily through a tri-state network of branches and ATM's. These services include commercial loans, mortgages, home equity lines of credit, consumer loans, deposit services and cash management as well as fiduciary, private banking, investment and asset management services for individuals and institutions, and risk management and insurance products for businesses and individuals.

         o The Commercial Financial Services Group provides credit and cash management services to large corporate and middle market companies. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, cash management services and selected capital markets products.

                    UnionBanCal Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)


NOTE 5--BUSINESS SEGMENTS (Continued)

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

         The information, set forth in the tables on the following page, reflects selected income statement and balance sheet items by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the tables are the amounts of goodwill for each reporting unit as of June 30, 2002. Prior to January 1, 2002, most of the goodwill was reflected at the corporate level.

         The information in these tables is derived from the internal management reporting system used by management to measure the performance of the business segments and the Company overall. The management reporting system assigns balance sheet and income statement items to each business segment based on internal management accounting policies. Net interest income is determined by the Company's internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to a business segment are assigned to that business. Certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the business segments based on a predetermined percentage of usage. Under the Company's risk-adjusted return on capital (RAROC) methodology, credit expense is charged to business segments based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit, market and operational risks.

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

                    UnionBanCal Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)


NOTE 5--BUSINESS SEGMENTS (Continued)


owned subsidiaries located in the US. On an individual basis, none of the items in "Other" are significant to the Company's business.



                                                             COMMUNITY BANKING
                                                              AND INVESTMENT           COMMERCIAL FINANCIAL        INTERNATIONAL
                                                              SERVICES GROUP              SERVICES GROUP           BANKING GROUP
                                                           _____________________      ______________________     ___________________
                                                                      AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                                           _________________________________________________________________________
                                                             2001         2002          2001          2002        2001        2002
                                                           ________     ________      ________      ________     _______     _______

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS) AND
   ASSETS (DOLLARS IN MILLIONS)
Total revenue......................................        $279,558     $309,062      $210,928      $211,253     $22,708     $25,998
Net income.........................................        $ 50,912     $ 67,331      $ 65,071      $ 52,700     $ 4,349     $ 6,343
Goodwill at period end.............................        $     --     $     79      $     --      $     14     $    --     $    --
Total assets at period end.........................        $  9,983     $ 11,047      $ 17,169      $ 15,812     $ 1,280     $ 1,466


                                                                 GLOBAL                                              UNIONBANCAL
                                                              MARKETS GROUP                   OTHER                  CORPORATION
                                                           _____________________      ______________________     ___________________
                                                                        AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                                           _________________________________________________________________________
                                                             2001         2002          2001          2002         2001        2002
                                                           ________     ________      ________      ________     _______     _______

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS) AND ASSETS
   (DOLLARS IN MILLIONS):
Total revenue.........................................     $  5,825     $  1,430      $28,095       $26,792     $547,114    $574,535
Net income (loss).....................................     $  2,927     $(1,622)      $(6,109)      $ 5,190     $117,150    $129,942
Goodwill at period end................................     $     --     $     --      $    49       $    --     $     49    $     93
Total assets at period end............................     $  6,666     $  6,868      $   660       $   944     $ 35,758    $ 36,137


__________________

(1) Total revenue is comprised of net interest and noninterest income


                    UnionBanCal Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)


NOTE 5--BUSINESS SEGMENTS (Continued)


                                                             COMMUNITY BANKING
                                                              AND INVESTMENT           COMMERCIAL FINANCIAL         INTERNATIONAL
                                                              SERVICES GROUP             SERVICES GROUP             BANKING GROUP
                                                           _____________________      ______________________     ___________________
                                                                       AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                                           _________________________________________________________________________
                                                             2001         2002          2001          2002        2001        2002
                                                           ________     ________      ________      ________     _______     _______

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS) AND
   ASSETS (DOLLARS IN MILLIONS)
Total revenue......................................        $553,007     $597,167      $439,731      $412,663     $47,813     $51,591
Net income.........................................        $101,661     $120,980      $144,268      $100,348     $10,940     $12,491
Goodwill at period end.............................        $     --     $     79      $     --      $     14     $    --     $    --
Total assets at period end.........................        $  9,983     $ 11,047      $ 17,169      $ 15,812     $ 1,280     $ 1,466


                                                                  GLOBAL                                             UNIONBANCAL
                                                               MARKETS GROUP                  OTHER                  CORPORATION
                                                           _____________________      ______________________     ___________________
                                                                    AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                                           _________________________________________________________________________
                                                             2001        2002           2001         2002          2001       2002
                                                           ________     ________      ________      ________     _______     _______

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)
   AND ASSETS (DOLLARS IN MILLIONS):
Total revenue................................              $  7,863     $ 12,781      $ 66,768      $ 52,224  $1,115,182  $1,126,426
Net income (loss)............................              $ (4,075)    $  2,939      $(28,357)     $  7,961  $  224,437  $  244,719
Goodwill at period end.......................              $     --     $     --      $     49      $     --  $       49  $       93
Total assets at period end...................              $  6,666     $  6,868      $    660      $    944  $   35,758  $   36,137


__________________

(1) Total revenue is comprised of net interest and noninterest income



NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING

         Derivative positions are integral components of the Company's designated asset and liability management activities. The Company uses interest rate derivative instruments as part of its management of asset and liability positions. Derivatives are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit, trust preferred securities and medium-term notes.

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

                    UnionBanCal Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)


NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (Continued)

         The Company uses interest rate corridors to hedge the variable cash flows associated with 1-month LIBOR or 3-month LIBOR indexed loans. Net payments to be received under the floor corridor contracts offset the decline in loan interest income caused by the relevant LIBOR index falling below the corridor's upper strike rate, but only to the extent the index falls to the lower strike rate. The corridor will not provide protection from declines in the relevant LIBOR index to the extent it falls below the corridor's lower strike rate.

         The Company uses interest rate swaps to hedge the variable cash flows associated with 1-month LIBOR or 3-month LIBOR indexed loans. Payments to be received (or paid) under the swap contracts will offset the fluctuations in loan interest income caused by changes in the relevant LIBOR index. As such, these instruments hedge all fluctuations in the loans' interest income caused by changes in the relevant LIBOR index.

         The Company uses purchased interest rate caps to hedge the variable interest cash flows associated with the forecasted issuance and rollover of short-term, fixed rate negotiable certificates of deposit (CDs). In these hedging relationships, the Company hedges the LIBOR component of the CD rates, which is either 3-month LIBOR or 6-month LIBOR, based on the CD's original term to maturity, which reflects their repricing frequency. Net payments to be received under the cap contract offset the increase in interest expense caused by the relevant LIBOR index rising above the cap's strike rate.

         Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge matches those of the loans or CDs, and the period in which the designated hedged cash flows occur is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. During the second quarter of 2002, the Company recognized a net loss of $0.1 million due to ineffectiveness, which is recognized in noninterest expense, compared to a net gain of $0.3 million in the second quarter of 2001.

 FAIR VALUE HEDGES


 HEDGING STRATEGY FOR UNIONBANCAL CORPORATION--OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST (TRUST PREFERRED SECURITIES)

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

         Fair value hedging transactions are structured at inception so that the notional amounts of the swap match an associated principal amount of the Trust Preferred Securities. The interest payment dates, the expiration date, and the embedded call option of the swap match those of the Trust Preferred Securities. The ineffectiveness on the fair value hedges during the second quarter of 2002 was a net gain of $0.5 million, compared to a net loss of $0.2 million in the second quarter of 2001.

                    UnionBanCal Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)


NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (Continued)


 HEDGING STRATEGY FOR MEDIUM-TERM NOTES

         The Company engages in an interest rate hedging strategy in which an interest rate swap is associated with a specified interest bearing liability, UnionBanCal Corporation's five-year, medium-term debt issuance, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigates the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, US dollar LIBOR.

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

NOTE 7--ACQUISITION

         On May 13, 2002, the Company completed its acquisition of First Western Bank based in Simi Valley, California. As a result, the Company acquired $222.6 million in total assets, $118.8 million in loans, $204.6 million in deposits, and seven branches. The Company paid $20.9 million in cash and issued 489,676 shares of its common stock.

NOTE 8--SUBSEQUENT EVENTS

         On July 24, 2002, the Board of Directors declared a quarterly cash dividend of $0.28 per share of common stock. The dividend will be paid on October 4, 2002 to shareholders of record as of September 6, 2002.

         On August 5, 2002, the Company signed a definitive agreement to acquire Valencia Bank and Trust, a commercial bank with $267 million in assets and five branches. The Company will pay $31 million in cash and will issue approximately $31 million worth of its common stock. The acquisition is expected to close in the fourth quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS DOCUMENT INCLUDES FORWARD-LOOKING INFORMATION, WHICH IS SUBJECT TO THE "SAFE HARBOR" CREATED BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. OUR MANAGEMENT MAY MAKE FORWARD-LOOKING STATEMENTS IN OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, PRESS RELEASES, NEWS ARTICLES, CONFERENCE CALLS WITH
SECURITIES ANALYSTS AND SHAREHOLDERS AND WHEN WE ARE SPEAKING ON BEHALF OF UNIONBANCAL CORPORATION. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. OFTEN, THEY INCLUDE THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "ESTIMATE," "PROJECT," OR WORDS OF SIMILAR MEANING, OR FUTURE OR CONDITIONAL VERBS SUCH AS "WILL," "WOULD," "SHOULD," "COULD," OR "MAY." THESE FORWARD-LOOKING STATEMENTS ARE INTENDED TO PROVIDE INVESTORS WITH ADDITIONAL INFORMATION WITH WHICH THEY MAY ASSESS OUR FUTURE POTENTIAL. ALL OF THESE FORWARD-LOOKING STATEMENTS ARE BASED ON ASSUMPTIONS ABOUT AN UNCERTAIN FUTURE AND ARE BASED ON INFORMATION AVAILABLE AT THE DATE SUCH STATEMENTS ARE ISSUED.

     THERE ARE NUMEROUS RISKS AND UNCERTAINTIES THAT COULD AND WILL CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE DISCUSSED IN OUR FORWARD-LOOKING STATEMENTS. MANY OF THESE FACTORS ARE BEYOND OUR ABILITY TO CONTROL OR PREDICT AND COULD HAVE A
MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR PROSPECTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: ADVERSE ECONOMIC CONDITIONS IN CALIFORNIA, GLOBAL POLITICAL AND GENERAL ECONOMIC CONDITIONS RELATED TO THE TERRORIST ATTACKS ON SEPTEMBER 11, 2001 AND THEIR AFTERMATH, AND FUTURE ACTS OR THREATS OF TERRORISM, ADVERSE ECONOMIC CONDITIONS AFFECTING CERTAIN INDUSTRIES, FLUCTUATIONS IN INTEREST RATES, THE CONTROLLING INTEREST IN US BY THE BANK OF TOKYO- MITSUBISHI, LTD., WHICH IS A WHOLLY-OWNED SUBSIDIARY OF MITSUBISHI TOKYO FINANCIAL GROUP, INC., COMPETITION IN THE BANKING INDUSTRY, RESTRICTIONS ON DIVIDENDS, ADVERSE EFFECTS OF CURRENT AND FUTURE BANKING AND OTHER RULES, REGULATIONS AND LEGISLATION, AND RISKS ASSOCIATED WITH VARIOUS STRATEGIES WE MAY PURSUE, INCLUDING POTENTIAL ACQUISITIONS, DIVESTITURES AND RESTRUCTURINGS. SEE ALSO THE SECTION ENTITLED "CERTAIN BUSINESS RISK FACTORS" LOCATED NEAR THE END OF THIS SECTION, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

INTRODUCTION

         We are a California-based, commercial bank holding company with consolidated assets of $36.1 billion at June 30, 2002. At June 30, 2002, Union Bank of California, N.A. was the third largest commercial bank in California, based on total assets and total deposits in California.

         UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A., was created on April 1, 1996 by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control, similar to a pooling of interests.

         Since November 1999, we announced four stock repurchase plans of $100 million each. We repurchased $35 million and $19 million of common stock in the first and second quarters of 2002, respectively, and $22 million and $25 million of common stock in the first and second quarters of 2001, respectively. As of June 30, 2002, $91 million of common stock is authorized for repurchase. At June 30, 2002, The Bank of Tokyo-Mitsubishi, Ltd. owned approximately 67 percent of our outstanding common stock.

SUMMARY


 COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2002

         Reported net income was $129.9 million, or $0.81 per diluted common share, in the second quarter of 2002, compared with $117.2 million, or $0.74 per diluted common share, in the second quarter of 2001. This increase in diluted earnings per share of $0.07, or 9 percent, above the second quarter of 2001 was due to a $20.4 million, or 12 percent, increase in noninterest income, a $15.0 million, or 23 percent, decrease in provision for credit losses, and a $7.0 million, or 2 percent, increase in net interest income (on a taxable-equivalent basis), partly offset by a $22.3 million, or 7 percent, increase in noninterest expense. Other highlights of the second quarter of 2002 include:

         o Net interest income, on a taxable-equivalent basis, was $386.3 million in the second quarter of 2002, an increase of $7.0 million, or 2 percent, over the second quarter of 2001. Net interest margin in the second quarter of 2002 was 4.74 percent, a decrease of 12 basis points from the second quarter of 2001.

         o A provision for credit losses of $50.0 million was recorded in the second quarter of 2002 compared with $65.0 million in the second quarter of 2001. This resulted from management's regular assessment of overall credit quality, loan portfolio composition, and business and economic conditions in relation to the level of the allowance for credit losses. The allowance for credit losses was $624.9 million, or 151 percent of total nonaccrual loans, at June 30, 2002, compared with $626.5 million, or 138 percent of total nonaccrual loans, at June 30, 2001.

         o        Noninterest   income  was   $188.8 million  in  the  second
                  quarter of 2002, an increase of $20.4 million, or 12 percent, from the second quarter of 2001. This growth included an $8.0 million increase in service charges on deposit accounts, $6.3 million in incremental revenues associated with our December 2001 acquisition of Armstrong/Robitaille Business and Insurance Services ("Armstrong/Robitaille"), merchant transaction processing fees growth of $2.0 million, and international commissions and fees growth of $1.1 million, partly offset by a $1.6 million decrease in trust and investment management fees. For the quarter, securities losses, net, were $1.3 million. In addition, we had residual value writedowns in our auto lease portfolio of $3.0 million in the second quarter of 2002 compared with $11.0 million in the second quarter of 2001.

         o Noninterest expense was $329.8 million in the second quarter of 2002, an increase of $22.3 million, or 7 percent, over the second quarter of 2001. Salaries and employee benefits increased $21.5 million, or 13 percent, primarily due to higher incentives of $8.6 million, higher salaries of $8.3 million, and higher employee benefits of $4.6 million.

         o Income tax expense in the second quarter of 2002 was $64.8 million, a 33 percent effective income tax rate. For the second quarter of 2001, the effective income tax rate was also 33 percent.

         o Return on average assets increased to 1.46 percent in the second quarter of 2002 compared to 1.36 percent in the second quarter of 2001. Our return on average common equity increased to 13.90 percent in the second quarter of 2002 compared to
                  13.79 percent in the second quarter of 2001.

         o Total loans at June 30, 2002 were $25.6 billion, a decrease of $63.9 million, or 0.3 percent, from June 30, 2001.

         o Nonperforming assets were $415.0 million at June 30, 2002, a decrease of $45.1 million, or 10 percent, from June 30, 2001. Nonperforming assets as a percentage of total assets decreased to 1.15 percent at June 30, 2002, compared with 1.29 percent at June 30, 2001. Total nonaccrual loans were $414.5 million at June 30, 2002, compared with $453.4 million at June 30, 2001, resulting in a decrease in the ratio of nonaccrual loans to total loans of 1.62 percent at June 30, 2002 from 1.77 percent at June 30, 2001.

         o Our Tier 1 and total risk-based capital ratios were 11.90 percent and 13.65 percent, respectively, at June 30, 2002, compared with 10.85 percent and 12.70 percent, respectively, at June 30, 2001. Our leverage ratio was 10.77 percent at June 30, 2002 compared with 10.33 percent at June 30, 2001.

 COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2002

         Reported net income was $244.7 million, or $1.54 per diluted common share, in the first six months of 2002 compared with $224.4 million, or $1.41 per diluted common share, in the first six months of 2001. This increase in diluted earnings per share of $0.13, or 9 percent above the first six months of 2001 was due to a $60.0 million, or 36 percent, decrease in provision for credit losses and a $11.0 million, or 3 percent, increase in noninterest income, partly offset by $38.2 million, or 6 percent, increase in noninterest expense. Other highlights of the first six months of 2002 include:

         o Net interest income, on a taxable-equivalent basis, was $767.3 million in the first six months of 2002, an increase of less than $0.1 million over the first six months of 2001. Net interest margin in the first six months of 2002 was 4.77 percent, a decrease of 17 basis points from the first six months of 2001.

         o A provision for credit losses of $105.0 million was recorded in the first six months of 2002, compared with $165.0 million in the first six months of 2001. This resulted from management's regular assessment of overall credit quality, loan portfolio composition, and business and economic conditions in relation to the level of the allowance for credit losses.

         o Noninterest income was $360.2 million in the first six months of 2002, an increase of $11.0 million, or 3 percent, from the first six months of 2001. Noninterest income, excluding a $20.7 million gain recognized on the exchange of our STAR System stock in the prior year, increased $31.7 million, or 10 percent. This growth was mainly attributable to a $17.1 million increase in service charges on deposit accounts, $13.4 million in incremental revenues associated with our acquisition of Armstrong/Robitaille, merchant transaction processing fees growth of $3.6 million, and international commissions and fees growth of $2.2 million, partly offset by a $4.6 million decrease in trust and investment management fees, a $2.9 million decrease in merchant banking fees, and a $9.9 million decrease in securities gains, net. In addition, we had residual value writedowns in our auto lease portfolio of $9.0 million in the first six months of 2002 compared with $28.3 million in the first six months of 2001.

         o Noninterest expense was $653.2 million in the first six months of 2002, an increase of $38.2 million, or 6 percent, over the first six months of 2001. Salaries and employee benefits increased $35.9 million, or 11 percent, primarily due to higher incentives of $14.4 million, higher salaries of $14.0 million, and higher employee benefits of $7.5 million.

         o Income tax expense in the first six months of 2002 was $123.6 million, a 34 percent effective income tax rate. For the first six months of 2001, the effective income tax rate was 33 percent.

         o Return on average assets increased to 1.39 percent in the first six months of 2002 compared to 1.31 percent in the first six months of 2001. Our return on average common equity decreased to 13.38 percent in the first six months of 2002 compared to 13.42 percent in the first six months of 2001.

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

         The following tables reflect the condensed income statements, selected average balance sheet items and selected financial ratios for each of our primary business units. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Also, the tables have been expanded to include performance center earnings. A performance center is a special unit of the bank whose income generating activities, unlike typical profit centers, are based on other business segment units' customer base. A performance center has direct interactions with customers, and its purpose is to foster cross selling with a total profitability view of the product and services it manages. For example, the Global Trading and Sales unit, within the Global Markets Group, is a performance center that manages the foreign exchange, derivatives, and fixed income securities activities within the Global Markets organization. However the revenues generated and expenses incurred for those transactions entered into to accommodate our customers are allocated to other business segments where the customer relationships reside. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

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

         We have restated the business units' results for the prior periods to reflect changes in the transfer pricing methodology and any reorganization changes that may have occurred.


                                                          COMMUNITY BANKING
                                                            AND INVESTMENT          COMMERCIAL FINANCIAL          INTERNATIONAL
                                                            SERVICES GROUP             SERVICES GROUP             BANKING GROUP
                                                        ______________________     ______________________      _____________________
                                                                     AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                                        ____________________________________________________________________________
                                                          2001          2002         2001         2002           2001         2002
                                                        ________      ________     ________     _________      ________    _________

RESULTS OF OPERATIONS AFTER PERFORMANCE CENTER
   EARNINGS (DOLLARS IN THOUSANDS):
   Net interest income...........................       $174,274      $197,882     $176,994     $ 159,600      $  8,627   $   9,366
   Noninterest income............................        105,284       111,180       33,934        51,653        14,081      16,632
                                                        ________      ________     ________     _________      ________   _________
   Total revenue.................................        279,558       309,062      210,928       211,253        22,708      25,998
   Noninterest expense...........................        186,355       190,952       77,684        87,130        14,473      15,266
   Credit expense (income).......................         10,754         9,072       33,902        47,341         1,192         460
                                                        ________      ________     ________     _________      ________   _________
   Income before income tax expense (benefit)....         82,449       109,038       99,342        76,782         7,043      10,272
   Income tax expense (benefit)..................         31,537        41,707       34,271        24,082         2,694       3,929
                                                        ________      ________     ________     _________      ________   _________
   Net income....................................       $ 50,912      $ 67,331     $ 65,071     $  52,700      $  4,349   $   6,343
                                                        ========      ========     ========     =========      ========   =========


PERFORMANCE CENTER EARNINGS (DOLLARS IN THOUSANDS):
   Net interest income...........................       $    917      $    682     $  5,567     $   9,488      $     --   $      --
   Noninterest income............................           (381)      (10,995)       4,927        13,252            84       1,157
   Noninterest expense...........................         (1,099)       (8,227)       5,002        11,300           109         861
   Total loans (dollars in millions).............             98           116          811         1,045            --          --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(1)................................       $  8,787      $  9,991     $ 15,927     $  14,144      $    967   $   1,047
   Total assets..................................          9,730        10,871       17,739        15,772         1,301       1,403
   Total deposits(1).............................         14,159        15,549        7,037         8,121         1,351       1,567
FINANCIAL RATIOS:
   Return on risk adjusted capital(2)............             36%           46%          14%           14%           19%         40%
   Return on average assets(2)...................           2.10          2.48         1.47          1.34          1.34        1.81
   Efficiency ratio(3)...........................          66.64         61.78        36.82         41.21         63.74       58.72


                                                                GLOBAL                                             UNIONBANCAL
                                                            MARKETS GROUP                  OTHER                   CORPORATION
                                                        ______________________     ______________________      _____________________
                                                                     AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                                        ____________________________________________________________________________
                                                          2001          2002         2001         2002           2001         2002
                                                        ________      ________     ________     _________      ________    _________

RESULTS OF OPERATIONS AFTER PERFORMANCE CENTER
   EARNINGS (DOLLARS IN THOUSANDS):
   Net interest income...........................       $  3,488      $ (3,278)    $ 15,340     $  22,191      $378,723    $385,761
   Noninterest income............................          2,337         4,708       12,755         4,601       168,391     188,774
                                                        ________      ________     ________     _________      ________    ________
   Total revenue.................................          5,825         1,430       28,095        26,792       547,114     574,535
   Noninterest expense...........................          1,085         4,007       27,855        32,436       307,452     329,791
   Credit expense (income).......................             --            50       19,152        (6,923)       65,000      50,000
                                                        ________      ________     ________     _________      ________    ________
   Income before income tax expense (benefit)....          4,740        (2,627)     (18,912)        1,279       174,662     194,744
   Income tax expense (benefit)..................          1,813        (1,005)     (12,803)       (3,911)       57,512      64,802
                                                        ________      ________     ________     _________      ________    ________
   Net income (loss).............................       $  2,927      $ (1,622)    $ (6,109)    $   5,190      $117,150    $129,942
                                                        ========      ========     ========     =========      ========    ========


PERFORMANCE CENTER EARNINGS (DOLLARS IN THOUSANDS):
   Net interest income...........................       $     --      $     --     $ (6,484)    $ (10,170)     $     --   $      --
   Noninterest income............................         (5,824)       (6,934)       1,194         3,520            --          --
   Noninterest expense...........................           (938)       (1,217)      (3,074)       (2,717)           --          --
   Total loans (dollars in millions).............             --            --         (909)       (1,161)           --          --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(1)................................       $     71      $     70     $    362     $     327      $ 26,114   $  25,579
   Total assets..................................          5,020         6,902          799           782        34,589      35,730
   Total deposits(1).............................          3,401         2,070          693           915        26,641      28,222
FINANCIAL RATIOS:
   Return on risk adjusted capital(2)............             4%            (1)%         na            na            na          na
   Return on average assets(2)...................           0.23         (0.09)          na            na          1.36%       1.46%
   Efficiency ratio(3)...........................          17.05        225.30           na            na         56.13       57.35


__________________

(1)  Represents  loans and deposits for each business  segment after  allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2)  Annualized

(3)  The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent  basis) and noninterest  income.  Foreclosed  asset expense  (income)  was $48  thousand  in the first  quarter of 2001 and ($13) thousand in the first quarter of 2002.

na=not applicable




                                                          COMMUNITY BANKING
                                                            AND INVESTMENT          COMMERCIAL FINANCIAL          INTERNATIONAL
                                                            SERVICES GROUP             SERVICES GROUP             BANKING GROUP
                                                        ______________________     ______________________      _____________________
                                                                    AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                                        ____________________________________________________________________________
                                                          2001          2002         2001         2002           2001         2002
                                                        ________      ________     ________     _________      ________    _________

RESULTS OF OPERATIONS AFTER PERFORMANCE CENTER
   EARNINGS (DOLLARS IN THOUSANDS):
   Net interest income...........................       $352,118      $381,220     $362,434     $ 315,306      $ 18,635    $ 18,871
   Noninterest income............................        200,889       215,947       77,297        97,357        29,178      32,720
                                                        ________      ________     ________     _________      ________    ________
   Total revenue.................................        553,007       597,167      439,731       412,663        47,813      51,591
   Noninterest expense...........................        364,947       383,189      152,378       171,118        27,731      30,409
   Credit expense (income).......................         23,428        18,058       66,330        94,246         2,365         954
                                                        ________      ________     ________     _________      ________    ________
   Income before income tax expense (benefit)....        164,632       195,920      221,023       147,299        17,717      20,228
   Income tax expense (benefit)..................         62,971        74,940       76,755        46,951         6,777       7,737
                                                        ________      ________     ________     _________      ________    ________
   Net income....................................       $101,661      $120,980     $144,268     $ 100,348      $ 10,940    $ 12,491
                                                        ========      ========     ========     =========      ========    ========


PERFORMANCE CENTER EARNINGS (DOLLARS IN THOUSANDS):
   Net interest income...........................       $  2,106      $  1,092     $  8,224     $  18,066      $     --   $      --
   Noninterest income............................         (2,295)      (21,836)      11,103        27,321           150       2,041
   Noninterest expense...........................         (2,156)      (16,018)       9,364        20,987           329       1,626
   Total loans (dollars in millions).............             88           119          728         1,045            --          --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(1)................................       $  8,629      $  9,768     $ 16,224     $  14,133      $    967   $   1,032
   Total assets..................................          9,596        10,645       18,049        15,763         1,361       1,357
   Total deposits(1).............................         14,081        15,172        6,920         8,014         1,381       1,562
FINANCIAL RATIOS:
   Return on risk adjusted capital(2)............            36%           43%          16%           13%           24%          39%
   Return on average assets(2)...................           2.14          2.29         1.61          1.28          1.62        1.86
   Efficiency ratio(3)...........................          65.99         64.16        34.64         41.41         58.00       58.94


                                                                GLOBAL                                             UNIONBANCAL
                                                            MARKETS GROUP                  OTHER                   CORPORATION
                                                        ______________________     ______________________      _____________________
                                                                      AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                                        ____________________________________________________________________________
                                                          2001          2002         2001         2002           2001         2002
                                                        ________      ________     ________     _________      ________    _________

RESULTS OF OPERATIONS AFTER PERFORMANCE
   CENTER EARNINGS (DOLLARS IN THOUSANDS):
   Net interest income.....................             $  1,567      $  6,554     $ 31,230     $  44,250      $765,984   $ 766,201
   Noninterest income......................                6,296         6,227       35,538         7,974       349,198     360,225
                                                        ________      ________     ________     _________      ________   _________
   Total revenue...........................                7,863        12,781       66,768        52,224     1,115,182   1,126,426
   Noninterest expense.....................               14,461         7,921       55,420        60,517       614,937     653,154
   Credit expense (income).................                   --           100       72,877        (8,358)      165,000     105,000
                                                        ________      ________     ________     _________      ________   _________
   Income before income tax expense (benefit)             (6,598)        4,760      (61,529)           65       335,245     368,272
   Income tax expense (benefit)............               (2,523)        1,821      (33,172)       (7,896)      110,808     123,553
                                                        ________      ________     ________     _________      ________   _________
   Net income (loss).......................             $ (4,075)     $  2,939     $(28,357)    $   7,961      $224,437   $ 244,719
                                                        ========      ========     ========     =========      ========   =========


PERFORMANCE CENTER EARNINGS (DOLLARS IN
   THOUSANDS):
   Net interest income.....................             $     --      $     --     $(10,330)    $ (19,158)     $     --   $      --
   Noninterest income......................              (10,986)      (13,569)       2,028         6,043            --          --
   Noninterest expense.....................               (1,995)       (2,231)      (5,542)       (4,364)           --          --
   Total loans (dollars in millions).......                   --            --         (816)       (1,164)           --          --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(1)..........................             $     55      $     85     $    390     $     337      $ 26,265   $  25,355
   Total assets............................                4,747         6,814          756           830        34,509      35,409
   Total deposits(1).......................                3,085         2,242          740           907        26,207      27,897
FINANCIAL RATIOS:
   Return on risk adjusted capital(2)......                   (4)%           1%          na            na            na          na
   Return on average assets(2).............                (0.17)         0.09           na            na          1.31%       1.39%
   Efficiency ratio(3).....................                161.3         58.77           na            na         55.08       57.92


__________________

(1)  Represents  loans and deposits for each business  segment after  allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2) Annualized

(3) The efficiency  ratio is noninterest  expense,  excluding  foreclosed  asset expense  (income),  as a percentage of net interest  income  (taxable-equivalent basis) and noninterest income.  Foreclosed asset expense was $61 thousand in the first six months of 2001 and $112 thousand in the first six months of 2002.

na=not applicable


COMMUNITY BANKING AND INVESTMENT SERVICES GROUP

         The Community Banking and Investment Services Group provides the best possible financial products to individuals and small businesses including a set of credit, deposit, trust, risk management, and insurance products delivered through branches, relationship managers, private bankers, trust administrators, and insurance agents.

         In second quarter of 2002, net income increased $16.4 million, or 32 percent, compared to the prior year. Total revenue increased $29.5 million, or 11 percent, compared to a year earlier. Increased asset and deposit volumes offset the effect of a significantly lower interest rate environment leading to an increase of $23.6 million, or 14 percent, in net interest income over the prior year quarter. Noninterest income was $5.9 million, or 6 percent, higher than the prior year quarter primarily due to our acquisition of Armstrong/Robitaille. Excluding residual value writedowns in our auto lease portfolio of $3.0 million and $11.0 million, in 2002 and 2001, respectively, and the impact of performance center earnings, noninterest income increased $8.5 million, or 7 percent, compared to a year earlier. Noninterest expense increased $4.6 million, or 3 percent, compared to a year earlier with the majority of that increase being attributable to higher salaries and employee benefits mainly related to deposit gathering, small business growth, and residential loan growth over the second quarter of 2001.

         In 2002, the Community Banking and Investment Services Group has been emphasizing growth in the consumer asset portfolio, expanding wealth management services, extending the small business franchise, expanding the branch network, and expanding cross selling activities throughout the bank. The strategy for growing the consumer asset portfolio primarily focuses on mortgage and home equity products, that may be originated through the branch network, as well as through channels such as wholesalers, correspondents, and whole loan purchases. As of June 30, 2002, residential loans have grown by $1.5 billion, or 35 percent, from the same period last year. The Wealth Management division is focused on becoming a growing provider of banking and investment products for affluent individuals in geographic areas already served by us. We seek to provide quality service superior to that of our competitors, offering an attractive product suite. Core elements of the initiative to extend our small business franchise include improving our sales force, increasing marketing activities, adding new locations, and developing online capabilities to complement physical distribution. Expansion of the distribution network will be achieved through acquisitions and de novo branching. On May 13, 2002, we completed the acquisition of First Western Bank.

         The Community Banking and Investment Services Group is comprised of five major divisions: Community Banking, Wealth Management, Institutional
Services and Asset Management, Government and Not-For-Profit Markets, and Insurance Services.

         COMMUNITY BANKING serves its customers through 254 full-service branches in California, 6 full-service branches in Oregon and Washington, and a network of 505 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our BANK@HOME product at www.UBOC.com. In addition, the division offers automated teller and point-of-sale debit services.

         This division is organized by service delivery method, by markets and by geography. We serve our customers in the following ways:

         o through community banking branches, which serve consumers and businesses with checking and deposit services, as well as various types of consumer financing;

         o through on-line access to our internet banking services, which augment our physical delivery channels by providing an array of customer transaction, bill payment and loan payment services;

         o through branches and business banking centers, which serve businesses with annual sales up to $5 million; and

         o through in-store branches, which also serve consumers and businesses.

         WEALTH MANAGEMENT provides private banking services to our affluent clientele as well as brokerage products and services.

         o The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms. Specific products and services include trust and estate services, investment account management services, and deposit and credit products. The Private Bank's strategy is to expand its business by leveraging existing Bank client relationships. Through 12 existing locations, the Private Bank relationship managers offer all of our available products and services.

         o Our brokerage products and services are provided through UBOC Investment Services, Inc., a registered broker/dealer offering investment products to individuals and institutional clients. Its primary strategy is to further penetrate our existing client base.

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

         o Institutional Services provides custody, corporate trust, and retirement plan services. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues. Retirement Services provides a full range of defined benefit and defined contribution administrative services, including trustee services, administration, investment management, and 401(k) valuation services. The client base of Institutional Services includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers, and non-profit organizations. Institutional Services' strategy is to continue to leverage and expand our position in our target markets. As we announced on April 30, 2002, we acquired a substantial portion of the trust and institutional custody business of a bank located in Southern California.

         GOVERNMENT AND NOT-FOR-PROFIT MARKETS provides a full range of treasury
management,   investment,   and  trust  services  to  government   entities  and
not-for-profit organizations.

         o The group, which primarily focuses on local, state, and federal agencies, includes an expanding product offering to the Native American government market. Niche markets have been developed that service colleges, universities, trade associations, cultural institutions, and religious non-profit organizations. The group's strategy is to expand its market presence by continued delivery of cash management products, internet based technology solutions, and expanding its tax-exempt lending capabilities to meet existing clients' needs.

         INSURANCE SERVICES provides a range of risk management services and insurance products to business and retail customers.

         o The group, which includes our fourth quarter 2001 acquisition of Armstrong/Robitaille, a regional insurance broker, offers its risk management and insurance products through offices in California and Oregon.

         Through alliances with other financial institutions, the Community Banking and Investment Services Group offers additional products and services, such as credit cards, leasing, and asset-based and leveraged financing.

         The group competes with larger banks by attempting to provide service quality superior to that of its major competitors. The group's primary means of competing with community banks include its branch network and its technology to deliver banking services. We also offer convenient banking hours to consumers through our drive-through banking locations and selected branches that are open seven days a week.

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

 COMMERCIAL FINANCIAL SERVICES GROUP

         The Commercial Financial Services Group offers financing and cash management services to middle market and large corporate businesses primarily headquartered in the western United States. The Commercial Financial Services Group has continued to focus specialized financing expertise to specific geographic markets and industry segments such as Energy, Entertainment, and Real Estate. Relationship managers in the Commercial Financial Services Group provide credit services including commercial loans, accounts receivable and inventory financing, project financing, lease financing, trade financing and real estate financing. In addition to credit services, the group offers its customers access to cash management services delivered through deposit managers with experience in cash management solutions for businesses.

         In the second quarter of 2002, net income decreased $12.4 million, or 19 percent, compared to the prior year. Net interest income decreased $17.4 million, or 10 percent, primarily due to the lower interest rate environment, wherein our wholesale liabilities are closely tied to the effects of the lower treasury bill rates. The impact on earnings of decreasing earning asset balances was mitigated by a significantly lower cost of funds resulting from this lower interest rate environment. Noninterest income increased $17.7 million, or 52 percent, including a net loss of $2.7 million in the private equity portfolio compared with net loss of $7.1 million in the second quarter of 2001, mainly attributable to a 32 percent growth in all other noninterest income. This 32 percent growth was primarily due to higher deposit-related service fees. Noninterest expense increased $9.4 million, or 12 percent, compared to a year earlier due to higher expenses to support increased product sales and deposit volume. Credit expense increased $13.4 million due to a refinement in the RAROC credit metrics that were implemented in late 2001 and not reflected in our second quarter of 2001 results.

         The group's initiatives during 2002 include expanding wholesale deposit activities and increasing domestic trade financing. Loan growth strategies include originating, underwriting and syndicating loans in core competency markets, such as the California middle market, commercial real estate, energy, entertainment, equipment leasing and commercial finance. The Commercial Financial Services Group provides strong processing services, including services such as check processing, front-end item processing, cash vault services and digital imaging. The combination of expanded products and an emphasis on core competencies are expected to contribute to growth in operating earnings in 2002.

         The Commercial Financial Services Group is comprised of the following business units:

         o the Commercial Banking Division, which serves California middle-market and large corporate companies with commercial lending, trade financing, and asset- based loans;

         o        the  Corporate  Deposit  Services  Division,   which  provides
                  deposit and cash management expertise to clients in the middle market, large corporate market and specialized industries;

         o the Institutional and Deposit Services Division, which provides deposit and cash management expertise to clients in specific deposit-intensive industries;

         o the Corporate Capital Markets Division, which provides limited merchant and investment banking related products and services;

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

         The group competes with other banks primarily on the basis of the quality of its relationship managers, the delivery of quality customer service, and its reputation as a "business bank."

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

         In the second quarter of 2002, net income increased $2.0 million, or 46 percent, compared to the prior year. Total revenue in the second quarter of 2002 increased $3.3 million, or 15 percent, compared to a year earlier. Net interest income increased $0.7 million, or 9 percent, over the prior year, mainly due to higher deposit volumes. Noninterest income was $2.6 million, or 18 percent, higher than the prior year mainly attributable to higher foreign remittance commissions reflecting a strategic focus on this business and merchant card activity in the current quarter. Noninterest expense increased $0.8 million, or 6 percent, compared to a year earlier with the majority of that increase being attributable to merchant card activity. And lastly, contributing to the group's overall increase in net income was lower portfolio exposure resulting in a $0.7 million, or 61 percent, reduction in credit expense compared to the second quarter of 2001. The nature of the International Banking Group's business revolves around short-term, trade financing mostly to banks and service-related income, which we believe tends to result in significantly lower credit risk when compared to other lending activities.

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

         In the second quarter of 2002, net loss was $1.6 million compared to net income of $2.9 million in the prior year. Total revenue in the second quarter of 2002 decreased $4.4 million, or 76 percent, compared to a year earlier primarily resulting from a $6.8 million decrease in net interest income, partly offset by a $2.4 million increase in noninterest income. The decrease in net interest income from the prior year was mainly attributed to a declining interest rate environment, offset in part by reduced volume and costs of wholesale funding and increased income from hedged positions. Noninterest income increased $2.4 million compared to the second quarter of 2001. This increase was mainly due to higher trading product sales and higher net gains on the sale of securities in our securities available for sale portfolio in the current year, partly offset by higher distribution of performance center earnings to other business segments of the bank in the current year. Noninterest expense increased $2.9 million, or 269 percent, compared to a year earlier, primarily as a result of a corporate decision to allocate $2.2 million of expenses recorded in first quarter 2001, relating to SFAS No. 133 transition expense, from the Global Markets Group to corporate activities (reported in "Other') in the second quarter of 2001.

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

         o the Credit Management Group, containing the Special Assets Division, which includes $460 million and $415 million of nonperforming assets as of June 30, 2001 and 2002, respectively;

         o the Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the US, which are affiliated with companies headquartered outside the US, mostly in Japan; and

         o        the residual costs of support groups.

         Net income for "Other" in the second quarter of 2002 was $5.2 million. The results were impacted by the following factors:

         o credit expense (income) of ($6.9) million was due to the difference between the $50.0 million in provision for credit losses calculated under our US GAAP methodology and the $56.9 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

         o net interest income of $22.2 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for demand deposits in the Pacific Rim Corporate Group;

         o        noninterest income of $4.6 million; and

         o        noninterest expense of $32.4 million.

         Net loss for "Other" in the second quarter of 2001 was $6.1 million. The results were impacted by the following factors:

         o credit expense of $19.2 million due to the difference between the $65.0 million in provision for credit losses calculated under our US GAAP methodology and the $45.8 million in expected losses for the reportable business segments, which utilizes the RAROC methodology; offset by

         o net interest income of $15.3 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for demand deposits in the Pacific Rim Corporate Group;

         o noninterest income of $12.8 million, which included a $9.5 million gain recognized when we sold our stock holding in Concord EFS, and

         o        noninterest expense of $27.9 million.

NET INTEREST INCOME

         The following tables show the major components of net interest income and net interest margin.



                                                               FOR THE THREE MONTHS ENDED
                                  ___________________________________________________________________________________________
                                             JUNE 30, 2001                                   JUNE 30, 2002
                                  ___________________________________________     ___________________________________________
                                                       INTEREST       AVERAGE                         INTEREST        AVERAGE
                                    AVERAGE            INCOME/        YIELD/        AVERAGE           INCOME/         YIELD/
(DOLLARS IN THOUSANDS)              BALANCE           EXPENSE(1)      RATE(1)       BALANCE          EXPENSE(1)       RATE(1)
______________________            ___________         __________      _______     ___________        __________       _______

ASSETS
Loans:(2)
   Domestic...............        $25,080,509          $472,070        7.55%      $24,538,646         $371,173          6.06%
   Foreign(3).............          1,033,880            14,909        5.78         1,040,200            7,587          2.93
Securities--taxable........         4,488,401            70,114        6.25         5,570,242           77,553          5.57
Securities--tax-exempt.....            64,319             1,605        9.98            36,946              998         10.81
Interest bearing deposits
   in banks...............             65,781               661        4.03           120,411              629          2.09
Federal funds sold and
   securities purchased
   under resale agreements            189,973             2,158        4.56         1,090,306            4,828          1.78
Trading account assets....            350,046             2,194        2.51           277,877              972          1.40
                                  ___________          ________                   ___________         ________
        Total earning
           assets.........         31,272,909           563,711        7.23        32,674,628          463,740          5.69
                                                       ________                                       ________
Allowance for credit losses          (630,939)                                       (630,120)
Cash and due from banks...          2,228,293                                       1,833,950
Premises and equipment, net           484,049                                         498,683
Other assets..............          1,235,010                                       1,353,351
                                  ___________                                     ___________
        Total assets......        $34,589,322                                     $35,730,492
                                  ===========                                     ===========

LIABILITIES
Domestic deposits:
   Interest bearing.......        $ 5,920,157            35,470        2.40       $ 7,883,320           22,551          1.15
   Savings and consumer
      time................          3,379,890            28,361        3.37         3,599,305           15,267          1.70
   Large time.............          5,029,502            61,595        4.91         3,218,788           17,593          2.19
Foreign deposits(3).......          1,937,288            19,447        4.03         1,614,335            6,105          1.52
                                  ___________          ________                   ___________         ________
        Total interest
           bearing deposits        16,266,837           144,873        3.57        16,315,748           61,516          1.51
                                  ___________          ________                   ___________         ________
Federal funds purchased
   and securities sold
   under repurchase
   agreements.............          1,021,062            10,622        4.17           361,412            1,396          1.55
Commercial paper..........          1,344,106            14,625        4.36         1,033,358            4,536          1.76
Other borrowed funds......            567,553             6,376        4.51           667,234            3,635          2.19
Medium and long-term debt.            200,000             2,535        5.08           399,681            2,411          2.42
UnionBanCal
   Corporation--obligated
   mandatorily redeemable
   preferred securities of
   subsidiary grantor trust           352,148             5,367        6.09           352,375            3,948          4.47
                                  ___________          ________                   ___________         ________
        Total borrowed
           funds..........          3,484,869            39,525        4.55         2,814,060           15,926          2.27
                                  ___________          ________                   ___________         ________
        Total interest
           bearing
           liabilities....         19,751,706           184,398        3.74        19,129,808           77,442          1.62
                                                       ________                                       ________
Noninterest bearing
   deposits...............         10,374,498                                      11,906,497
Other liabilities.........          1,056,794                                         945,152
                                  ___________                                     ___________
      Total liabilities...         31,182,998                                      31,981,457
SHAREHOLDERS' EQUITY
Common equity.............          3,406,324                                       3,749,035
                                  ___________                                     ___________
        Total
           shareholders'
           equity.........          3,406,324                                       3,749,035
                                  ___________                                     ___________
        Total liabilities
           and
           shareholders'equity    $34,589,322                                     $35,730,492
                                  ===========                                     ===========

Net interest income/margin
   (taxable-equivalent
   basis).................                              379,313        4.86%                           386,298          4.74%
Less: taxable-equivalent
   adjustment.............                                  590                                            537
                                                       ________                                       ________
        Net interest income                            $378,723                                       $385,761
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



                                                               FOR THE SIX MONTHS ENDED
                                  ___________________________________________________________________________________________
                                             JUNE 30, 2001                                   JUNE 30, 2002
                                  ___________________________________________     ___________________________________________
                                                       INTEREST       AVERAGE                         INTEREST        AVERAGE
                                    AVERAGE            INCOME/        YIELD/        AVERAGE           INCOME/         YIELD/
(DOLLARS IN THOUSANDS)              BALANCE           EXPENSE(1)      RATE(1)       BALANCE          EXPENSE(1)       RATE(1)
______________________            ___________         __________      _______     ___________        __________       _______

ASSETS
Loans:(2)
   Domestic...............        $25,229,819          $991,104        7.91%      $24,314,639         $739,235          6.12%
   Foreign(3).............          1,035,351            32,423        6.32         1,039,909           15,509          3.01
Securities--taxable........         4,286,712           136,302        6.36         5,561,342          158,216          5.69
Securities--tax-exempt.....            65,791             3,256        9.90            37,586            1,989         10.59
Interest bearing deposits
   in banks...............             72,473             1,627        4.53           102,509            1,125          2.21
Federal funds sold and
   securities purchased
   under resale agreements            131,828             3,187        4.88         1,013,769            8,887          1.77
Trading account assets....            349,168             5,126        2.96           257,735            1,692          1.32
                                  ___________         _________                   ___________         ________
        Total earning
           assets.........         31,171,142         1,173,025        7.57        32,327,489          926,653          5.76
                                                      _________                                       ________
Allowance for credit losses          (632,940)                                       (637,210)
Cash and due from banks...          2,211,250                                       1,887,985
Premises and equipment, net           482,396                                         497,483
Other assets..............          1,277,253                                       1,333,050
                                  ___________                                     ___________
        Total assets......        $34,509,101                                     $35,408,797
                                  ===========                                     ===========

LIABILITIES
Domestic deposits:
   Interest bearing.......        $ 6,029,529            76,812        2.57       $ 7,672,584           45,709          1.20
   Savings and consumer
      time................          3,350,591            58,273        3.51         3,574,422           32,237          1.82
   Large time.............          4,729,912           125,458        5.35         3,351,398           37,400          2.25
Foreign deposits(3).......          1,985,220            44,990        4.57         1,681,420           12,369          1.48
                                  ___________         _________                   ___________         ________
        Total interest
           bearing deposits        16,095,252           305,533        3.83        16,279,824          127,715          1.58
                                  ___________         _________                   ___________         ________
Federal funds purchased
   and securities sold
   under repurchase
   agreements.............          1,422,984            36,422        5.16           450,800            3,345          1.50
Commercial paper..........          1,410,964            35,038        5.01           976,624            8,510          1.76
Other borrowed funds......            482,405            11,716        4.90           682,558            7,078          2.09
Medium and long-term debt.            200,000             5,731        5.78           399,834            4,823          2.43
UnionBanCal
   Corporation--obligated
   mandatorily redeemable
   preferred securities of
   subsidiary grantor trust           352,139            11,389        6.46           352,337            7,911          4.47
                                  ___________         _________                   ___________         ________
        Total borrowed
           funds..........          3,868,492           100,296        5.22         2,862,153           31,667          2.23
                                  ___________         _________                   ___________         ________
        Total interest
           bearing
           liabilities....         19,963,744           405,829        4.10        19,141,977          159,382          1.68
                                                      _________                                       ________
Noninterest bearing
   deposits...............         10,111,665                                      11,617,577
Other liabilities.........          1,061,371                                         961,999
                                  ___________                                     ___________
      Total liabilities...         31,136,780                                      31,721,553
SHAREHOLDERS' EQUITY
Common equity.............          3,372,321                                       3,687,244
                                  ___________                                     ___________
        Total
           shareholders'
           equity.........          3,372,321                                       3,687,244
                                  ___________                                     ___________
        Total liabilities
           and
           shareholders'
           equity.........        $34,509,101                                     $35,408,797
                                  ===========                                     ===========


Net interest income/margin
   (taxable-equivalent
   basis).................                              767,196        4.94%                           767,271          4.77%
Less: taxable-equivalent
   adjustment.............                                1,212                                          1,070
                                                      _________                                       ________
        Net interest income                           $ 765,984                                       $766,201
                                                      =========                                       ========


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

 THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2002

         Net interest income, on a taxable-equivalent basis, was $386.3 million in the second quarter of 2002, compared with $379.3 million in the second quarter of 2001. This increase of $7.0 million, or 2 percent, was attributable primarily to the impact of the decreasing interest rate environment throughout the prior year on interest bearing liabilities, increasing average noninterest bearing deposits, and higher earning assets, partly offset by significantly lower yields on our earning assets. Decreasing market rates resulted in a lower average yield of 154 basis points on average earning assets of $32.7 billion, which were partly offset by lower cost of fund rates on our interest bearing liabilities of 212 basis points on average balances of $19.1 billion. Mitigating the impact of this lower interest rate environment on our net interest margin was an increase in average earning assets of $1.4 billion, primarily in securities, funded by a $1.5 billion, or 15 percent, increase in average noninterest bearing deposits. The resulting impact of these changes on our net interest margin was a decrease of 12 basis points to 4.74 percent.

         Average earning assets were $32.7 billion in the second quarter of 2002, compared with $31.3 billion in the second quarter of 2001. This growth was attributable to a $1.1 billion, or 23 percent, increase in average securities, offset by a $535.5 million, or 2 percent, decrease in average loans. The increase in average securities, which were comprised primarily of fixed rate available for sale securities, reflected liquidity and interest rate risk management actions. The decline in average loans was mostly due to a $2.3 billion decrease in average commercial loans mainly attributable to slower loan growth due to economic conditions, loan sales, and a reduction in our exposure in nonrelationship syndicated loans. The decrease in commercial loans was partly offset by an increase in average residential mortgages of $1.7 billion, which was a result of a strategic portfolio shift from more volatile commercial loans. Other loan categories included an increase in average commercial mortgages of $407.0 million and a decrease in average consumer loans and lease financing of $276.5 million and $156.0 million, respectively.

 SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2002

         Net interest income, on a taxable-equivalent basis, was $767.3 million in the first six months of 2002, compared with $767.2 million in the first six months of 2001. This slight increase of less than $0.1 million was attributable primarily to the decreasing interest rate environment throughout the prior year on interest bearing liabilities, increasing average noninterest bearing deposits, and higher earning assets, partly offset by significantly lower yields on our earning assets. Decreasing market rates resulted in a lower average yield of 181 basis points on average earning assets of $32.3 billion, which were partly offset by lower cost of fund rates on our interest bearing liabilities of 242 basis points on average balances of $19.1 billion. Mitigating the impact of this lower interest rate environment on our net interest margin was an increase in average earning assets of $1.2 billion, primarily in securities, funded by a $1.5 billion, or 15 percent, increase in average noninterest bearing deposits. The resulting impact of these changes on our net interest margin was a decrease of 17 basis points to 4.77 percent.

         Average earning assets were $32.3 billion in the first six months of 2002, compared with $31.2 billion in the first six months of 2001. This growth was attributable to a $1.2 billion, or 29 percent, increase in average securities, offset by a $910.6 million, or 4 percent, decrease in average loans. The increase in average securities, which were comprised primarily of fixed rate available for sale securities, reflected liquidity and interest rate risk management actions. The decline in average loans was mostly due to a $2.6 billion decrease in average commercial loans mainly attributable to slower loan growth due to economic conditions, loan sales, and a reduction in our exposure in nonrelationship syndicated loans. The decrease in commercial loans was partly offset by an increase in average residential mortgages of $1.7 billion, which was a result of a strategic portfolio shift from more volatile commercial loans. Other loan categories included an increase in average commercial mortgages of $357.0 million and a decrease in average consumer loans and lease financing of $307.1 million and $156.8 million, respectively.



NONINTEREST INCOME



                                                   FOR THE THREE MONTHS ENDED                     FOR THE SIX MONTHS ENDED
                                                ___________________________________         ________________________________________
                                                JUNE 30,        JUNE 30,    PERCENT         JUNE 30,        JUNE 30,         PERCENT
(DOLLARS IN THOUSANDS)                            2001            2002       CHANGE           2001            2002            CHANGE
______________________                          ________        ________    _______         ________        ________        ________

Service charges on deposit accounts...          $ 61,852        $ 69,869     12.96%         $118,872        $136,012          14.42%
Trust and investment management fees..            39,234          37,587     (4.20)           78,915          74,312          (5.83)
Merchant transaction processing fees..            20,433          22,421      9.73            39,499          43,122           9.17
International commissions and fees....            18,125          19,239      6.15            35,235          37,462           6.32
Gain on exchange of STAR System stock.                --              --        --            20,700              --        (100.00)
Brokerage commissions and fees........             9,063           9,275      2.34            17,978          18,907           5.17
Merchant banking fees.................             9,681           9,081     (6.20)           18,929          16,026         (15.34)
Foreign exchange trading gains, net...             6,900           7,011      1.61            13,120          13,459           2.58
Insurance commissions.................                --           6,252        nm                --          13,405             nm
Securities gains (losses), net........             3,751          (1,297)       nm             6,017          (3,863)            nm
Other.................................             (648)           9,336        nm               (67)         11,383             nm
                                                ________        ________                    ________        ________
Total noninterest income..............          $168,391        $188,774     12.10%         $349,198        $360,225           3.16%
                                                ========        ========                    ========        ========


__________________

nm = not meaningful



 THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2002

         In the second quarter of 2002, noninterest income was $188.8 million, an increase of $20.3 million, or 12 percent, over the second quarter of 2001. This increase was mainly attributable to an $8.0 million increase in service charges on deposit accounts, lower residual value writedowns in our auto lease portfolio of $8.0 million, a $6.3 million increase in insurance commissions related to the acquisition of Armstrong/Robitaille, a $2.0 million increase in merchant transaction processing fees, and a $1.1 million increase in international commissions and fees, partly offset by a $1.6 million decrease in trust and investment management fees. In addition, securities losses, net, were $1.3 million.

         Revenue from service charges on deposit accounts was $69.9 million, an increase of 13 percent over the second quarter of 2001. This increase was primarily attributable to a 15 percent increase in quarterly average demand deposits and reductions in the earnings credit rates, caused by the lower interest rate environment on analyzed deposit accounts, which resulted in customers paying fees for services rather than increasing required deposit balances.

         Trust and investment management fees were $37.6 million, a decrease of 4 percent over the second quarter of 2001. This decrease is primarily attributable to declining market conditions and their impact on transaction and asset-based fees.

         Merchant transaction processing fees were $22.4 million, an increase of 10 percent over the second quarter of 2001. This increase was primarily due to an increase in the volume of credit card drafts deposited by merchants and the July 2001 introduction of our enhanced Gold and Platinum version of our standard MasterMoney Card (debit card) aimed at stimulating consumer usage for higher dollar purchases.

         Insurance commissions were $6.3 million reflecting the incremental revenues associated with our acquisition of Armstrong/Robitaille.

         Securities losses, net, were $1.3 million compared to securities gains, net, of $3.8 million in the prior year. In the second quarter of 2001, we realized net gains of $10.5 million on the sale of securities

(including a $9.5 million realized gain on the sale of our Concord EFS holdings, which we received in exchange for our stock holdings of STAR System), partly offset by permanent writedowns on private capital securities of $6.8 million. In the current quarter, we realized gains of $4.6 million on the sale of securities, offset by permanent writedowns on private capital securities of $5.9 million.

         Other noninterest income was $9.3 million, an increase of $10.0 million over the second quarter of 2001. This increase was mainly attributable to lower residual value writedowns in our auto lease portfolio of $3.0 million in the second quarter of 2002 compared to $11.0 million in the second quarter of 2001.

 SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2002

         In the first six months of 2002, noninterest income was $360.2 million, an increase of $11.0 million, or 3 percent, over the first six months of 2001. In the prior year, we recognized a $20.7 million gain when our stock holding in STAR System was exchanged for Concord EFS stock. Excluding the gain on the exchange of our STAR System holdings, noninterest income increased $31.7 million, or 10 percent. This increase was mainly attributable to lower residual value writedowns in our auto lease portfolio of $19.3 million, a $17.1 million increase in service charges on deposit accounts, a $13.4 million increase in insurance commissions related to our acquisition of Armstrong/Robitaille, a $3.6 million increase in merchant transaction processing fees, and a $2.2 million increase in international commissions and fees, partly offset by a $4.6 million decrease in trust and investment management fees, a $2.9 million decrease in merchant banking fees, and a $9.9 million decrease in securities gains, net.

         Revenue from service charges on deposit accounts was $136.0 million, an increase of 14 percent over the first six months of 2001. This increase was primarily attributable to a 15 percent increase in average demand deposits and reductions in the earnings credit rates, caused by the lower interest rate environment on analyzed deposit accounts, which resulted in customers paying fees for services rather than increasing required deposit balances.

         Trust and investment management fees were $74.3 million, a decrease of 6 percent over the first six months of 2001. This decrease is attributable to declining market conditions and their impact on transaction and asset-based fees. Total assets under administration decreased by $2.7 billion, or 2 percent, from June 30, 2001.

         Merchant transaction processing fees were $43.1 million, an increase of 9 percent over the first six months of 2001. This increase was primarily due to an increase in the volume of credit card drafts deposited by merchants and the July 2001 introduction of our enhanced Gold and Platinum version of our standard MasterMoney Card (debit card) aimed at stimulating consumer usage for higher dollar purchases.

         Merchant banking fees were $16.0 million, a decrease of 15 percent from the first six months of 2001. This decrease was primarily attributable to fewer and smaller syndication and investment banking transactions as a result of the current market situation.

         Insurance commissions were $13.4 million reflecting the incremental revenues associated with our acquisition of Armstrong/Robitaille.

         Securities losses, net, were $3.9 million compared to securities gains, net, of $6.0 million in the prior year. In the first six months of 2001, we realized net gains of $16.2 million on the sale of securities, including a $9.5 million gain on the sale of Concord EFS shares, partly offset by permanent writedowns on private capital securities of $10.1 million. In the first six months of 2002, we realized gains of $5.1 million on the sale of securities, partly offset by permanent writedowns on private capital securities of $8.9 million.

         Other noninterest income was $11.4 million, an increase of $11.5 million over the first six months of 2001. This increase was mainly attributable to lower residual value writedowns in our auto lease portfolio of $9.0 million in the first six months of 2002 compared to $28.3 million in the first six months of 2001. This increase was partly offset by higher unrealized losses on other non-publicly traded securities of $3.8 million in the current year (compared to $1.1 million in the first six months of 2001) and a $3.1 million gain on the sale of leased equipment in the prior year.


NONINTEREST EXPENSE

                                                   FOR THE THREE MONTHS ENDED                     FOR THE SIX MONTHS ENDED
                                                ___________________________________         ________________________________________
                                                JUNE 30,        JUNE 30,    PERCENT         JUNE 30,        JUNE 30,         PERCENT
(DOLLARS IN THOUSANDS)                            2001            2002       CHANGE           2001            2002            CHANGE
______________________                          ________        ________    _______         ________        ________        ________

Salaries and other compensation......           $137,294        $154,209     12.32%         $268,266        $296,633          10.57%
Employee benefits....................             27,290          31,891     16.86            60,805          68,343          12.40

   Salaries and employee benefits....            164,584         186,100     13.07           329,071         364,976          10.91
Net occupancy........................             23,837          25,029      5.00            46,596          48,410           3.89
Equipment............................             15,469          15,967      3.22            31,267          32,307           3.33
Merchant transaction processing......             13,449          14,433      7.32            26,363          27,349           3.74
Communications.......................             11,806          12,568      6.45            23,508          26,509          12.77
Software.............................              6,832          10,039     46.94            14,363          21,549          50.03
Professional services................             11,349          10,936     (3.64)           19,173          20,439           6.60
Advertising and public relations.....             11,444           8,621    (24.67)           18,049          18,629           3.21
Data processing......................              9,101           7,540    (17.15)           18,050          16,531          (8.42)
Intangible asset amortization........              3,633           1,280    (64.77)            7,171           2,164         (69.82)
Foreclosed asset expense (income)....                 48             (13)       nm                61             112          83.61
Other................................             35,900          37,291      3.87            81,265          74,179          (8.72)
                                                ________        ________                    ________        ________
   Total noninterest expense.........           $307,452        $329,791      7.27%         $614,937        $653,154           6.21%
                                                ========        ========                    ========        ========


__________________

nm = not meaningful



 THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2002

         In the second quarter of 2002, noninterest expense was $329.8 million, an increase of $22.3 million, or 7 percent, over the same period in 2001. This increase was mostly due to a $21.5 million increase in salaries and employee benefits, a $3.2 million increase in software expense, a $1.4 million increase in other noninterest expense, a $1.2 million increase in net occupancy expense, and a $1.0 million increase in merchant transaction processing expense. These increases were partly offset by a $2.8 million decrease in advertising and public relations expense, a $2.4 million decrease in intangible asset expense mostly attributable to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002, which eliminated the amortization of goodwill, and a $1.6 million decrease in data processing expense.

         Salaries and employee benefits were $186.1 million, an increase of 13 percent over the second quarter of 2001. This increase was primarily due to salary expense increases necessary to achieve our strategic goals to expand key businesses, to annual merit increases, to higher incentive expense, to higher other benefit expenses including higher pension and medical costs and lower COLI (company-owned life insurance) income.

         Net occupancy expense was $25.0 million, an increase of 5 percent over the second quarter of 2001. This increase was primarily attributable to higher building rent, depreciation, and leasehold amortization expense mainly associated with new branches and the Armstrong/Robitaille and First Western Bank acquisitions.

         Merchant transaction processing expense was $14.4 million, an increase of 7 percent over the second quarter of 2001. This increase was primarily attributable to an increase in the volume of credit card drafts deposited by merchants.

         Software expense was $10.0 million, an increase of 47 percent over the second quarter of 2001. This increase was primarily attributable to increased software purchases and development to support strategic technology initiatives.

         Advertising and public relations expenses were $8.6 million, a decrease of 25 percent from the second quarter of 2001. This decrease was mainly attributable to a new year-round approach to advertising for certain market segments, which reduced the seasonality of these expenses.

         Data processing expense was $7.5 million, a decrease of 17 percent from the second quarter of 2001. This decrease was primarily attributable to the impact of reductions in the earnings credit rates, caused by the lower interest rate environment, on analyzed deposit accounts used to offset vendor expenses.

         Intangible asset amortization expense was $1.3 million, a decrease of 65 percent from the second quarter of 2001. This decrease was primarily attributable to lower goodwill amortization related to the adoption of SFAS No. 142 in the first quarter of 2002.

         Other noninterest expense was $37.3 million, an increase of 4 percent over the second quarter of 2001. This increase was primarily attributable to higher stationery and supply expenses.

 SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2002

         In the first six months of 2002, noninterest expense was $653.2 million, an increase of $38.2 million, or 6 percent, over the same period in 2001. This increase was mostly due to a $35.9 million increase in salaries and employee benefits, a $7.2 million increase in software expense, and a $3.0 million increase in communications expense. These increases were partly offset by a $5.0 million decrease in intangible asset expense mostly attributable to the adoption of SFAS No. 142 in the first quarter of 2002, which eliminated the amortization of goodwill, and a $7.1 million decrease in other noninterest expense.

         Salaries and employee benefits were $365.0 million, an increase of 11 percent over the first six months of 2001. This increase was primarily due to increases in staff necessary to achieve our strategic goals to expand key businesses, to annual merit increases, to higher incentive expense, and to higher other benefit expenses including higher pension and medical costs.

         Communications expense was $26.5 million, an increase of 13 percent over the first six months of 2001. This increase was primarily attributable to higher costs associated with increased rates and usage for data and voice communication.

         Software expense was $21.5 million, an increase of 50 percent over the first six months of 2001. This increase was primarily attributable to increased software purchases and development to support strategic technology initiatives.

         Intangible asset amortization expense was $2.2 million, a decrease of 70 percent from the second quarter of 2001. This decrease reflects the adoption of SFAS No. 142 in the first quarter of 2002.

         Other noninterest expense was $74.2 million, a decrease of 9 percent from the first six months of 2001. This decrease was due to the recognition of a $6.2 million loss at the adoption of SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", and higher derivative-related expenses of $3.5 million due to changes in the value of a portion of the interest rate options that were excluded from hedge accounting under SFAS No. 133, both in the prior year.

INCOME TAX EXPENSE

         Income tax expense in the second quarter of 2002 was $64.8 million. For both second quarter 2002 and 2001, the effective income tax rate was 33 percent.

         Income tax expense in the first six months of 2002 was $123.6 million, a 34 percent effective income tax rate. For the first six months of 2001, the effective income tax rate was 33 percent.

LOANS

         The following table shows loans outstanding by loan type.


                                                                                                              PERCENT CHANGE TO
                                                                                                              JUNE 30, 2002 FROM:
                                                                                                           _________________________
                                                      JUNE 30,         DECEMBER 31,       JUNE 30,         JUNE 30,     DECEMBER 31,
(DOLLARS IN THOUSANDS)                                  2001               2001             2002             2001           2001
______________________                              ___________        ___________      ___________        ________     ____________

Domestic:
   Commercial, financial and industrial....         $12,632,541        $11,476,361      $11,006,283        (12.87)%          (4.10)%
   Construction............................           1,094,524          1,059,847        1,163,530          6.30             9.78
   Mortgage:
      Residential..........................           4,196,899          4,788,219        5,673,529         35.18            18.49
      Commercial...........................           3,399,316          3,590,318        3,769,068         10.88             4.98
                                                    ___________        ___________      ___________
        Total mortgage.....................           7,596,215          8,378,537        9,442,597         24.31            12.70
   Consumer:
      Installment..........................           1,446,219          1,200,047          997,973        (30.99)          (16.84)
      Revolving lines of credit............             767,199            859,021          988,996         28.91            15.13
                                                    ___________        ___________      ___________
        Total consumer.....................           2,213,418          2,059,068        1,986,969        (10.23)           (3.50)
   Lease financing.........................           1,031,358            979,242          880,892        (14.59)          (10.04)
                                                    ___________        ___________      ___________
        Total loans in domestic offices....          24,568,056         23,953,055       24,480,271         (0.36)            2.20
Loans originated in foreign branches.......           1,088,191          1,040,975        1,112,035          2.19             6.83
                                                    ___________        ___________      ___________
        Total loans........................         $25,656,247        $24,994,030      $25,592,306         (0.25)%           2.39%
                                                    ===========        ===========      ===========




         Our lending activities are predominantly domestic, with such loans comprising 96 percent of the total loan portfolio at June 30, 2002. Total loans at June 30, 2002 were $25.6 billion, a decrease of 0.3 percent, from June 30, 2001. The decrease was mainly attributable to a decline in the commercial, financial and industrial loan portfolio of $1.6 billion and a decline in the consumer loan portfolio of $226.4 million, partly offset by an increase in the residential mortgage portfolio of $1.5 billion and an increase in the commercial mortgage portfolio of $369.8 million.

         Commercial, financial and industrial loans represent the largest category in the loan portfolio. These loans are extended principally to corporations, middle market businesses, and small businesses, with no industry concentration exceeding 10 percent of total commercial, financial and industrial loans. The commercial, financial and industrial loan portfolio was $11.0 billion, or 43 percent of total loans, at June 30, 2002, compared with $12.6 billion, or 49 percent of total loans, at June 30, 2001. The decrease of $1.6 billion, or 13 percent, from the prior year was primarily attributable to current economic conditions, loan sales, and reductions in our exposure in nonrelationship syndicated loans. The reduction in commercial, financial, and industrial loans is consistent with our strategy to reduce our exposure in more volatile commercial loans and increase the percentage of more stable consumer loans.

         The construction loan portfolio totaled $1.2 billion, or 5 percent of total loans, at June 30, 2002, compared with $1.1 billion, or 4 percent of total loans, at June 30, 2001. This growth of $69.0 million, or 6 percent, from the prior year was primarily attributable to a reasonably stable Southern California housing market during 2001 and 2002, despite the slowdown in the economy.

         Commercial mortgages were $3.8 billion, or 15 percent of total loans, at June 30, 2002, compared with $3.4 billion, or 13 percent of total loans, at June 30, 2001. The mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. The increase in commercial mortgages of $369.8 million, or 11 percent, from June 30, 2001, was primarily due to demand in the Southern California real estate market.

         Residential mortgages were $5.7 billion, or 22 percent of total loans, at June 30, 2002, compared with $4.2 billion, or 16 percent of total loans, at June 30, 2001. The residential mortgage portfolio consists of residential loans secured by one-to-four family residential properties primarily in California. The increase in residential mortgages of $1.5 billion, or 35 percent, from June 30, 2001, continues to be influenced by our strategic decision to increase our residential mortgage portfolio through increased in-house production and additional wholesale and correspondent channels.

         Consumer loans totaled $2.0 billion, or 8 percent of total loans, at June 30, 2002, compared with $2.2 billion, or 9 percent of total loans, at June 30, 2001. The decrease of $226.4 million, or 10 percent, was attributable to the impact of our decision to exit the indirect auto lending business in the third quarter of 2000, partly offset by an increase in home equity loans.

         Lease financing totaled $880.9 million, or 3 percent of total loans, at June 30, 2002, compared with $1.0 billion, or 4 percent of total loans, at June 30, 2001. As we previously announced, effective April 20, 2001, we discontinued our auto leasing activity.

         Loans originated in foreign branches totaled $1.1 billion, or 4 percent of total loans, at June 30, 2002, unchanged from June 30, 2001.

CROSS-BORDER OUTSTANDINGS

         Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of June 30, 2001, December 31, 2001 and June 30, 2002 for any country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding exclude local currency outstandings. For any country shown in the table below, we do not have significant local currency outstandings that are not hedged or are not funded by local currency borrowings.


                                                                       PUBLIC          CORPORATIONS
                                                      FINANCIAL        SECTOR           AND OTHER          TOTAL
(DOLLARS IN MILLIONS)                               INSTITUTIONS      ENTITIES          BORROWERS       OUTSTANDINGS
_____________________                               ____________      ________         ____________     ____________

June 30, 2001
Korea...............................................    $378            $ -                $46              $424
December 31, 2001
Korea...............................................    $468            $ -                $46              $514
June 30, 2002
Korea...............................................    $483            $ -                $38              $521




PROVISION FOR CREDIT LOSSES

         We recorded a $50 million provision for credit losses in the second quarter of 2002, compared with a $65 million provision for credit losses for the same period in the prior year. The provision for credit losses in the first six months of 2002 was $105 million, compared with a $165 million provision for credit losses for the same period in the prior year. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below.

         Our provision for the second quarter and first six months of 2002, reflects our application of strict standards to the definitions of potential and well-defined weaknesses in our loan portfolio, which impact the level of our criticized assets.

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

         The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, leases and commitments. Changes in risk grades affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are developed in the following ways:

         o pass graded, for commercial, financial, and industrial loans, as well as all problem graded loan loss factors are derived from a migration model that tracks historical losses over a period, which we believe captures the inherent losses in our loan portfolio;

         o pass graded loan loss factors for commercial real estate loans and construction loans are based on the average annual net charge-off rate over a period reflective of a full economic cycle; and

         o pooled loan loss factors (not individually graded loans) are based on expected net charge-offs for one year. Pooled loans are loans that are homogeneous in nature, such as consumer installment, home equity, residential mortgage loans and automobile leases.

         We believe that an economic cycle is a period in which both upturns and downturns in the economy have been reflected. We calculate loss factors over a time interval that spans what we believe constitutes a complete and representative economic cycle.

         Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred. This amount may be determined either by a method prescribed by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," or methods that include a range of probable outcomes based upon certain qualitative factors.

         The unallocated allowance contains amounts that are based on management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following, which existed at the balance sheet date:

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

         o        duration of the current economic cycle;

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

         The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio. The actual losses can vary from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration model that is used to establish the loan loss factors for problem graded loans and pass graded commercial, financial, and industrial loans is designed to be self-correcting by taking into account our loss experience over prescribed periods. Similarly, by basing the pass graded loan loss factors over a period reflective of an economic cycle, the methodology is designed to take our recent loss experience for commercial real estate mortgages and construction loans into account. Pooled loan loss factors are adjusted quarterly based upon the level of net charge-offs expected by management in the next twelve months. Furthermore, based on management's judgement, our methodology permits adjustments to any loss factor used in the computation of the formula allowance for significant factors, which affect the collectibility of the portfolio as of the evaluation date, but are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

 COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES FROM DECEMBER 31, 2001

         During the second quarter of 2002, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses, except for a refinement of our allowance estimations for impaired loans. Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, affected the assessment of the unallocated allowance.

         At December 31, 2001, our total allowance for credit losses was $635 million or 2.54 percent of the total loan portfolio and 129 percent of total nonaccrual loans. At June 30, 2002, our total allowance for credit losses was $625 million or 2.44 percent of the total loan portfolio and 151 percent of total nonaccrual loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2001, total impaired loans were $492 million and the associated impairment allowance was $98 million compared with $414 million and $37 million, respectively, at June 30, 2002.

         We recorded a $50 million provision in the second quarter of 2002 as a result of management's assessment of factors, including the continued slow US economy, uncertainty in the communication/media, power, real estate, and other sectors in domestic markets in which we operate, and growth and changes in the composition of the loan portfolio. Losses inherent in large commercial loans are more difficult to assess because historically these have been more volatile than losses from other credits.

 CHANGES IN THE FORMULA AND SPECIFIC ALLOWANCES

         At June 30, 2002, the formula allowance remained relatively unchanged at $334 million, compared to $325 million at December 31, 2001, an increase of $9 million.

         At June 30, 2002, the specific allowance was $101 million compared to $138 million at December 31, 2001, a decrease of $37 million. This was primarily due to charge-offs recognized during the quarter as well as a refinement in our estimated losses for impaired loans and a decline in nonaccrual loans.

 CHANGES IN THE UNALLOCATED ALLOWANCE

         At June 30, 2002, the unallocated allowance was $190 million, compared to $172 million at December 31, 2001, an increase of $18 million. In evaluating the appropriateness of the unallocated allowance, we considered the following factors as well as more general factors such as the interest rate environment and the impact of the economic downturn on those borrowers who have a more leveraged financial profile:

         o the adverse effects of declining debt ratings and weak equity prices on borrowers in the power industry, which could be in the range of $20 million to $40 million;

         o the adverse effects of changes in the economic, regulatory, and technology environments on borrowers in the communications/media industry, which could be in the range of $18 million to $40 million;

         o the adverse effects of the general weakening in commercial real estate markets, as well as the specific deterioration in Northern California, which could be in the range of $16 million to $32 million;

         o the adverse effects of continued soft consumer confidence on borrowers in the retailing industry, which could be in the range of $10 million to $25 million; and

         o the adverse effects of the continued weak economic conditions in certain Asia/Pacific Rim countries and the reduced strength of the Japanese corporate parents of our Pacific Rim borrowers, which could be in the range of $7 million to $13 million.

         There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth above. See "Certain Business Risks Factors".

CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

         The following table sets forth a reconciliation of changes in our allowance for credit losses.



                                                                              FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30,                 ENDED JUNE 30,
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                  2001         2002           2001           2002
_____________________________________________                                ________     ________       ________       ________

Balance, beginning of period..........................................       $642,334     $629,367       $613,902       $634,509
Loans charged off:
   Commercial, financial and industrial...............................         90,151       67,952        164,706        130,178
   Mortgage...........................................................             28          248             58            428
   Consumer...........................................................          2,897        2,228          6,234          4,827
   Lease financing....................................................          1,007          674          1,788          1,507
                                                                             ________     ________       ________       ________
      Total loans charged off.........................................         94,083       71,102        172,786        136,940
Recoveries of loans previously charged off:
   Commercial, financial and industrial...............................         12,073       12,822         18,010         17,339
   Construction.......................................................             --           40             --             40
   Mortgage...........................................................             --           44             24            139
   Consumer...........................................................          1,125          873          2,252          1,781
   Lease financing....................................................            171          182            319            383
   Foreign(1).........................................................             --           --             14             --
                                                                             ________     ________       ________       ________
      Total recoveries of loans previously charged off................         13,369       13,961         20,619         19,682
                                                                             ________     ________       ________       ________
        Net loans charged off.........................................         80,714       57,141        152,167        117,258
Provision for credit losses...........................................         65,000       50,000        165,000        105,000
Foreign translation adjustment and other net additions (deductions)(2)           (83)        2,722           (198)         2,697
                                                                             ________     ________       ________       ________
Balance, end of period................................................       $626,537     $624,948       $626,537       $624,948
                                                                             ========     ========       ========       ========


Allowance for credit losses to total loans............................          2.44%        2.44%          2.44%          2.44%
Provision for credit losses to net loans charged off..................          80.53        87.50         108.43          89.55
Net loans charged off to average loans outstanding for the period(3)..           1.24         0.90           1.17           0.93


__________________

(1) Foreign loans are those loans originated in foreign branches.

(2) Includes a second quarter 2002 transfer of $2.4 million related to the First Western Bank acquisition.

(3) Annualized.



         Total loans charged off in the second quarter of 2002 decreased by $23.0 million from the second quarter of 2001, primarily due to a $22.2 million decrease in commercial, financial and industrial loans charged off. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

         Second quarter 2002 recoveries of loans previously charged off increased by $0.6 million from the second quarter of 2001. The percentage of net loans charged off to average loans outstanding for the second quarter of 2002 decreased by 34 basis points from the same period in 2001. At June 30, 2002, the allowance for credit losses exceeded the annualized net loans charged off during the second quarter of 2002, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

         Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.



NONPERFORMING ASSETS


                                                                                         JUNE 30,         DECEMBER 31,     JUNE 30,
(DOLLARS IN THOUSANDS)                                                                     2001               2001           2002
______________________                                                                   ________         __________       ________

Commercial, financial and industrial...........................................          $432,756           $471,509       $386,912
Construction...................................................................             3,967                 --             --
Commercial mortgage............................................................            16,699             17,430         24,201
Lease financing................................................................                --              2,946          3,369
                                                                                         ________         __________       ________
   Total nonaccrual loans......................................................           453,422            491,885        414,482
Foreclosed assets..............................................................             1,345                597            490
Distressed loans held for sale.................................................             5,349                 --             --
                                                                                         ________         __________       ________
   Total nonperforming assets..................................................          $460,116           $492,482       $414,972
                                                                                         ========         ==========       ========

Allowance for credit losses....................................................          $626,537           $634,509       $624,948
                                                                                         ========         ==========       ========


Nonaccrual loans to total loans................................................              1.77%              1.97%          1.62%
Allowance for credit losses to nonaccrual loans................................            138.18             129.00         150.78
Nonperforming assets to total loans, distressed loans held for sale and
   foreclosed assets...........................................................              1.79               1.97           1.62
Nonperforming assets to total assets...........................................              1.29               1.37           1.15




         At June 30, 2002, nonperforming assets totaled $415.0 million, a decrease of $45.1 million, or 10 percent, from June 30, 2001. The decrease was primarily due to moderate inflows of nonaccrual loans, coupled with continuing higher levels of pay-downs and charge-offs.

         Nonaccrual loans as a percentage of total loans were 1.62 percent at June 30, 2002, compared with 1.77 percent at June 30, 2001. Nonperforming assets as a percentage of total loans, distressed loans held for sale, and foreclosed assets were 1.62 percent at June 30, 2002, compared to 1.79 percent at June 30, 2001.



LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING


                                                                                         JUNE 30,         DECEMBER 31,     JUNE 30,
(DOLLARS IN THOUSANDS)                                                                     2001               2001           2002
______________________                                                                   ________         ____________     ________

Commercial, financial and industrial................................................     $ 12,812           $ 26,571       $11,096
Mortgage:
   Residential......................................................................        3,376              4,854         5,104
   Commercial.......................................................................        1,087              2,356           523
                                                                                         ________         ____________     ________
      Total mortgage................................................................        4,463              7,210         5,627
Consumer and other..................................................................        3,286              2,579         1,513
                                                                                         ________         ____________     ________
   Total loans 90 days or more past due and still accruing..........................     $ 20,561           $ 36,360       $18,236
                                                                                         ========         ============     ========


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

         The Asset & Liability Management (ALM) policy approved by the Board requires monthly monitoring of interest rate risk by the Asset & Liability Management Committee (ALCO), which is composed of UnionBanCal Corporation executives. As part of the management of our interest rate risk, ALCO may direct changes in the composition of the balance sheet and the extent to which we utilize investment securities and derivative instruments such as interest rate swaps, floors, and caps to hedge the our interest rate exposures. Traditionally, we have entered into swaps and floors to offset the adverse impact that declining interest rates would have on the interest income generated by our variable rate commercial loans. For a further discussion of derivative instruments see Note 6--"Derivative Instruments and Other Financial Instruments Used For Hedging" of the Notes to Consolidated Financial Statements.

         We use two types of simulation models to quantify the sensitivity of NII to changes in interest rates: a shock simulation model and a Monte Carlo simulation model. In both approaches, NII is adjusted to incorporate the effect of certain noninterest expense items related to demand deposit accounts that are nevertheless sensitive to changes in interest rates.

         Our primary simulation tool involves a shock analysis in which we estimate the impact that immediate and sustained parallel shifts in the yield curve would have on NII over a 12-month horizon. Under policy limits established by the Board, the negative change in simulated NII in either up or down 200 basis point shock scenarios may not exceed 8 percent of NII as measured in the flat rate, or no change, scenario. The following table sets forth the shock sensitivity results in both the up and down 200 basis point scenarios as of March 31, 2002 and June 30, 2002.


                                                          MARCH 31,     JUNE 30,
(DOLLARS IN MILLIONS)                                        2002         2002
_____________________                                     _________     ________

+200 basis points...................................       $ 12.6       $ 48.3
as a percentage of mean NII.........................         0.83%        3.24%
-200 basis points...................................       $(56.3)      $(66.5)
as a percentage of mean NII.........................         3.72%        4.47%



         Asset sensitivity increased in the second quarter of 2002 following the implementation of ALCO's decision to unwind longer-term swap hedges. Other contributing factors included a flattening in the Treasury yield curve, which caused modeled prepayment levels in our mortgage-related portfolios to increase in the lower rate scenarios, and continued strong growth in our core deposit businesses. However, the increase in asset sensitivity was substantially offset in the down 200 basis point simulation by the purchase of $1 billion in LIBOR floors. This reflected management's decision to adjust the rate sensitivity profile. These activities allow us to benefit if interest rates should rise in the next 12 months, while maintaining a prudent level of hedge protection if the economy unexpectedly weakens and the Federal Reserve finds it necessary to lower interest rates.

         With federal funds and LIBOR rates at the end of the second quarter of 2002 already below two percent, a downward shock scenario of 200 basis points would result in short-term rate levels below zero percent. As a result, we believe that a downward shock scenario of 100 basis points provides a more reasonable measure of asset sensitivity in a falling rate environment. As of June 30, 2002, the difference between flat rate NII and NII after a 100 basis point downward shock was ($22.5) million, or (1.5) percent of a flat rate NII.

         In the Monte Carlo simulation analysis, we randomly sample up to 300 paths that short-term interest rates could take over the next 12 months and calculate the NII associated with each path. The result is a probability distribution of 12-month NII outcomes. Earnings-at risk (EaR), defined as the potential negative change in NII, is measured at a 97.5% confidence level and is managed within the limit established by the Board's ALM policy at 5 percent of mean NII. The following table summarizes our EaR as a percentage of mean NII as of March 31, 2002 and June 30, 2002.



                                                          MARCH 31,     JUNE 30,
(DOLLARS IN MILLIONS)                                        2002         2002
_____________________                                     _________     ________

EaR.......................................................  $19.0        $25.8
EaR as a percentage of mean NII...........................    1.32%        1.78%



         Management's goal in the NII simulations is to capture the risk embedded in the balance sheet. As a result, asset and liability balances are kept constant throughout the analysis horizon. Two exceptions are non-maturity deposits, which vary with levels of interest rates according to statistically derived balance equations, and discretionary derivative hedges and fixed income portfolios, which are allowed to run off. Additional assumptions are made to model the future behavior of deposit rates and loan spreads based on statistical analysis, management's outlook, and historical experience. The prepayment risks related to residential loans and mortgage-backed securities are measured using industry estimates of prepayment speeds. The sensitivity of the simulation results to the underlying assumptions is tested as a regular part of the risk measurement process by running simulations with different assumptions. In addition, management supplements the official risk measures based on the constant balance sheet assumption with volume-based simulations based on forecasted balances. We believe that together, these simulations provide management with a reasonably comprehensive view of the sensitivity of our operating results to changes in interest rates, at least over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement as modeling techniques and theory improve and historical data becomes more readily accessible. Consequently, our simulation models cannot predict with certainty how rising or falling interest rates might impact net interest income. Actual and simulated NII results will differ to the extent there are differences between actual and assumed interest rate changes, balance sheet volumes, and management strategies, among other factors.

         A third measure that ALCO uses to monitor our risk profile is Economic Value of Equity (EVE). EVE is an estimate of the net present value of the future cash flows associated with all of our assets, liabilities and derivatives. EVE-at-Risk is defined as the negative change in the value of these cash flows resulting from either a +200 basis point or a !200 basis point shock scenario. Although ALCO has identified prototype guidelines for measuring EVE-at-Risk, the Board has not established official policy limits for EVE. We will continue to improve and refine the EVE methodology in the coming months with the goal of proposing an official EVE risk measure in 2003.

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

         Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common shareholders' equity, funded 76 percent of average total assets of $35.7 billion for the second quarter ended June 30, 2002. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper and other borrowings. In the fourth quarter of 2001, we issued $200 million in medium-term notes, the proceeds of which were utilized for general corporate purposes.

         Liquidity may also be provided by the sale or maturity of assets. Such assets include interest bearing deposits in banks, federal funds sold and securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $1.5 billion during the second quarter of 2002. Additional liquidity may be provided by investment securities available for sale and by loan maturities.

REGULATORY CAPITAL

         The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.



UNIONBANCAL CORPORATION


                                                                                                  MINIMUM
                                   JUNE 30,           DECEMBER 31,             JUNE 30,         REGULATORY
(DOLLARS IN THOUSANDS)               2001                 2001                   2002           REQUIREMENT
______________________            ___________         ___________            ___________        ___________

CAPITAL COMPONENTS
Tier 1 capital...............     $ 3,570,022          $ 3,661,231           $ 3,834,103
Tier 2 capital...............         607,791              598,812               562,165
                                  ___________          ___________           ___________
Total risk-based capital.....     $ 4,177,813          $ 4,260,043           $ 4,396,268
                                  ===========          ===========           ===========

Risk-weighted assets.........     $32,908,813          $31,906,438           $32,213,352
                                  ===========          ===========           ===========


Quarterly average assets.....     $34,568,113          $34,760,203           $35,613,957
                                  ===========          ===========           ===========


CAPITAL RATIOS                  AMOUNT     RATIO       AMOUNT     RATIO       AMOUNT   RATIO      AMOUNT     RATIO
______________                __________   _____     __________   _____    __________  _____    __________   _____

Total capital (to
   risk-weighted assets)..    $4,177,813   12.70%    $4,260,043   13.35%   $4,396,268  13.65%   $2,577,068    8.0%
Tier 1 capital (to
   risk-weighted assets)..     3,570,022   10.85      3,661,231   11.47     3,834,103  11.90     1,288,534    4.0
Leverage(1)...............     3,570,022   10.33      3,661,231   10.53     3,834,103  10.77     1,424,558    4.0


__________________

(1) Tier 1 capital  divided  by  quarterly  average  assets  (excluding  certain intangible assets).




UNION BANK OF CALIFORNIA, N.A.


                                                                                                 MINIMUM         "WELL-CAPITALIZED"
                                   JUNE 30,            DECEMBER 31,          JUNE 30,           REGULATORY            REGULATORY
(DOLLARS IN THOUSANDS)               2001                 2001                 2002             REQUIREMENT           REQUIREMENT
______________________            ___________          ___________          ___________         ___________       __________________

CAPITAL COMPONENTS
Tier 1 capital...............     $ 3,187,528          $ 3,323,096          $ 3,473,828
Tier 2 capital...............         500,739              487,640              471,258
                                  ___________          ___________          ___________
Total risk-based capital.....     $ 3,688,267          $ 3,810,736          $ 3,945,086
                                  ===========          ===========          ===========

Risk-weighted assets.........     $32,344,858          $31,271,268          $31,581,189
                                  ===========          ===========          ===========

Quarterly average assets.....     $34,179,220          $34,282,625          $35,113,945
                                   ===========         ===========          ===========


CAPITAL RATIOS                  AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT   RATIO     AMOUNT     RATIO     AMOUNT     RATIO
______________                __________   _____    __________   _____   __________  _____   __________   _____    __________  _____

Total capital (to
   risk-weighted assets)..    $3,688,267   11.40%   $3,810,736   12.19%  $3,945,086  12.49%  $2,526,495    8.0%   $3,158,119   10.0%
Tier 1 capital (to
   risk-weighted assets)..     3,187,528    9.85     3,323,096   10.63    3,473,828  11.00    1,263,248    4.0     1,894,871    6.0
Leverage(1)...............     3,187,528    9.33     3,323,096    9.69    3,473,828   9.89    1,404,558    4.0     1,755,697    5.0



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

         Compared with December 31, 2001, our Tier 1 risk-based capital ratio at June 30, 2002 increased 43 basis points to 11.90 percent, our total risk-based capital ratio increased 30 basis points to 13.65 percent, and our leverage ratio increased 24 basis points to 10.77 percent. The increases in the capital ratios were primarily attributable to higher shareholder equity, partly offset by slightly higher risk-weighted assets. Shareholder equity was higher mainly due to increased retained earnings driven by net income in the first and second quarters of 2002 as well as higher unrealized gains on securities available for sale and on cash flow hedges as recognized in other comprehensive income.

         As of June 30, 2002, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of a "well-capitalized" institution, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio, and 5 percent for the leverage ratio.

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

 THE TRAGIC EVENTS OF SEPTEMBER 11 AND THE ENSUING WAR ON TERRORISM CONTRIBUTED TO THE CONTINUING DOWNTURN IN US ECONOMIC CONDITIONS

         The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001, as well as the threat of further terrorist attacks, have contributed to the continuing downturn in the US economic conditions. Further acts or threats of terrorism, and actions taken by the US or other governments as a result of such acts or threats, could further adversely affect business and economic conditions in the US generally and in our principal markets. For example, the events of September 11, 2001, caused a decrease in air travel in the US which adversely affected the airline industry and many other travel-related industries, including those operating in California.

 ADVERSE ECONOMIC FACTORS AFFECTING CERTAIN INDUSTRIES COULD ADVERSELY AFFECT OUR BUSINESS

         We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to real estate. Accordingly, a downturn in the real estate industry in California could have an adverse effect on our operations. Similarly, a portion of our total loan portfolio is to borrowers in the agricultural industry. Adverse weather conditions, combined with low commodity prices, may adversely affect the agricultural industry and, consequently, may impact our business negatively. In addition, auto leases comprise a declining portion of our total loan portfolio. We ceased originating auto leases in April 2001; however, continued deterioration in the used car market may result in additional losses on the valuation of auto lease residuals on our remaining auto leases. We provide loans to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the communications/media industry, the retailing industry, and the technology industry. Industry- specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs.

 RISKS ASSOCIATED WITH CURTAILED MARKET ACCESS OF POWER COMPANIES COULD AFFECT OUR PORTFOLIO CREDIT QUALITY

         The recent failure of Enron, coupled with continued turbulence in energy markets, has significantly impacted debt ratings and equity valuations of a broad spectrum of power companies, particularly those involved in energy trading and deregulated or non-regulated markets. These developments have sharply reduced these companies' ability to access public debt and equity markets, contributing to heightened liquidity pressures. Should these negative trends continue and/or intensify, the credit quality of certain of our borrowers could be adversely effected.

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

 FLUCTUATIONS IN INTEREST RATES COULD ADVERSELY AFFECT OUR MARGIN SPREAD

         Changes in market interest rates, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact our margin spread, that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest bearing liabilities, such as deposits. The impact, particularly in a falling interest rate environment, could result in a decrease in our interest income relative to interest expense.

 SHAREHOLDER VOTES ARE CONTROLLED BY THE BANK OF TOKYO-MITSUBISHI, LTD.; OUR INTERESTS MAY NOT BE THE SAME AS THE BANK OF TOKYO-MITSUBISHI'S INTERESTS

         The Bank of Tokyo-Mitsubishi, Ltd., a wholly owned subsidiary of Mitsubishi Tokyo Financial Group, Inc., owns a majority (approximately 67 percent as of June 30, 2002) of the outstanding shares of our common stock. As a result, The Bank of Tokyo-Mitsubishi, Ltd. can elect all of our directors and as a result can control the vote on all matters, including determinations such as: approval of mergers or other business combinations; sales of all or substantially all of our assets; any matters submitted to a vote of our shareholders; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to common stock or other equity securities; and other matters that might be favorable to The Bank of Tokyo-Mitsubishi, Ltd.

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

 THE BANK OF TOKYO-MITSUBISHI, LTD.'S FINANCIAL CONDITION COULD ADVERSELY AFFECT OUR OPERATIONS

         Although we fund our operations independently of The Bank of Tokyo-Mitsubishi, Ltd. and believe our business is not necessarily closely related to The Bank of Tokyo-Mitsubishi, Ltd.'s business or outlook, The Bank of Tokyo-Mitsubishi, Ltd.'s credit ratings may affect our credit ratings. Deterioration in The Bank of Tokyo-Mitsubishi, Ltd.'s credit ratings or financial condition could result in an increase in our borrowing costs and could impair our access to the public and private capital markets. The Bank of Tokyo-

Mitsubishi, Ltd. is also subject to regulatory oversight and review by Japanese and US regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns related to the Japanese financial system and The Bank of Tokyo-Mitsubishi, Ltd.

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

         Banks, securities firms, and insurance companies can now combine in a new type of financial services company called a "financial holding company". Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Recently, a number of foreign banks have acquired financial services companies in the US, further increasing competition in the US market.

 RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS COULD LIMIT AMOUNTS PAYABLE TO US

         As a holding company, a substantial portion of our cash flow typically comes from dividends our bank and nonbank subsidiaries pay to us. Various statutory provisions restrict the amount of dividends our subsidiaries can pay to us without regulatory approval. In addition, if any of our subsidiaries liquidate, that subsidiary's creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before we, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.

 ADVERSE EFFECTS OF, OR CHANGES IN, BANKING OR OTHER LAWS AND REGULATIONS OR GOVERNMENTAL FISCAL OR MONETARY POLICIES COULD ADVERSELY AFFECT US

         We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by any future changes in laws, regulations, policies or interpretations, including legislative and regulatory reactions to the terrorist attack on September 11, 2001, and future acts of terrorism, and the Enron Corporation and WorldCom Inc. bankruptcies and recent reports of accounting irregularities at public companies, including various large and seemingly well regarded companies. Additionally, our international activities may be subject to the laws and regulations of the jurisdiction where business is being conducted. International laws, regulations and policies affecting us and our subsidiaries may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to The Bank of Tokyo-Mitsubishi, Ltd.'s controlling ownership of us, laws, regulations and policies adopted or enforced by the Government of Japan may adversely affect our activities and investments and those of our subsidiaries in the future. Under long-standing policy of the Federal Reserve Board (FRB), a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so.

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

 WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR OPERATING STRATEGIES

         From time to time, we develop long-term financial performance goals to guide and measure the success of our operating strategies. We cannot assure you that we will be successful in achieving these long-term goals or that our operating strategies will be successful. Achieving success in these areas is dependent on a number of factors, many of which are beyond our direct control. Factors that may adversely affect our ability to attain our long-term financial performance goals include:

         o        deterioration of our asset quality;

         o our inability to control noninterest expense, including, but not limited to, rising employee and healthcare costs;

         o        our inability to increase noninterest income;

         o our inability to decrease reliance on revenues generated from assets;

         o        our ability to sustain loan growth;

         o our ability to find acquisition targets at valuation levels we find attractive;

         o regulatory and other impediments associated with making acquisitions;

         o deterioration in general economic conditions, especially in our core markets;

         o        decreases in our net interest margin;

         o        increases in competition;

         o        adverse regulatory or legislative developments; and

         o        unexpected increases in costs related to acquisitions.

 RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR DIVESTITURES OR RESTRUCTURING MAY ADVERSELY AFFECT US

         We may seek to acquire or invest in companies, technologies, services or products that complement our business. There can be no assurance that we will be successful in completing any such acquisition or investments as this will depend on the availability of prospective target companies at valuation levels we find attractive and the competition for such opportunities from other bidders. In addition, we continue to evaluate the performance of all of our businesses and business lines and may sell a business or business lines. Any acquisitions, divestitures or restructuring may result in the potentially dilutive issuance of equity securities, significant write-offs, including those related to goodwill and other intangible assets and/or the incurrence of debt, any of which could have a material adverse effect on our business, financial condition and results of operations. Acquisitions, divestitures or restructuring could involve numerous additional risks including difficulties in obtaining any required regulatory approvals and in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, higher than expected deposit attrition (run-off), divestitures required by regulatory authorities, the disruption of our business, and the potential loss of key employees. There can be no assurance that we will be successful in overcoming these or any other significant risks encountered.

WRITTEN STATEMENTS UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         The written statements of our chief executive officer and chief financial officer with respect to this report on Form 10-Q, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350), have been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

ITEM 3. MARKET RISK.

         A more inclusive explanation concerning our market risk exposure is incorporated by reference from the text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10-K for the year ended December 31, 2001 and by reference to the previous text in this document under the caption "Quantitative and Qualitative Disclosure about Interest Rate Risk Management (Other Than Trading)".

                           PART II. OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         For information regarding matters submitted to shareholders at the Annual Meeting of Shareholders on April 24, 2002, see Part II, Item 4 of Form 10-Q for the quarter ended March 31, 2002, incorporated herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.



(a)      Exhibits:


NO.     DESCRIPTION

  3.1   Restated Articles of Incorporation of the Registrant, as amended(1)
  3.2   By-laws of the Registrant, as amended January 27, 1999(2)
 10.1 UnionBanCal Corporation Management Stock Plan. (As restated effective June 1, 1997)*(3)
 10.2 Union Bank of California Deferred Compensation Plan. (January 1, 1997, Restatement, as amended November 21, 1996)*(4)
 10.3 Union Bank of California Senior Management Bonus Plan. (Effective January 1, 2000)*(5)
 10.4   Richard C. Hartnack Employment Agreement.(Effective January 1, 1998)*(6)
 10.5   Robert M. Walker Employment Agreement. (Effective January 1, 1998)*(6)
 10.6 Union Bank of California, N.A. Supplemental Executive Retirement Plan. (Effective January 1, 1988)(Amended and restated as of January 1, 1997)*
        (3)
 10.7 Union Bank Financial Services Reimbursement Program. (Effective January 1, 1996)*(7)
 10.8 1997 UnionBanCal Corporation Performance Share Plan, as amended. (As amended, effective January 1, 2001)*(5)
 10.9 Service Agreement Between Union Bank of California and The Bank of Tokyo-Mitsubishi Ltd. (Effective October 1, 1997)*(3)
10.10 Year 2000 UnionBanCal Corporation Management Stock Plan. (As restated effective January 1, 2000)*(8)
10.11 Union Bank of California, N.A. Supplemental Retirement Plan for Policy Making Officers (Effective November 1, 1999)(9)
10.12   Philip B. Flynn Employment Agreement (Effective September 21, 2000)(10)


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

(b)     Reports on Form 8-K

We filed a report on Form 8-K on April 17, 2002 to report that UnionBanCal Corporation issued a press release concerning earnings for first quarter 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            UNIONBANCAL CORPORATION
                                  (Registrant)



                            By: /s/ DAVID I. MATSON
                               ________________________________________
                               David I. Matson
                               EXECUTIVE VICE PRESIDENT AND
                               CHIEF FINANCIAL OFFICER
                               (Principal Financial Officer)




                            By: /s/ DAVID A. ANDERSON
                                _______________________________________
                                David A. Anderson
                                SENIOR VICE PRESIDENT AND CONTROLLER
                                (Principal Accounting Officer)


                            Dated:  August 14, 2002