Form 10-Q
period 2002-09-30
UNIONBANCAL CORP
filed 2002-11-13
CIK 1011659

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                         Commission file number 1-15081

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

  Number of shares of Common Stock outstanding at October 31, 2002: 150,285,197

________________________________________________________________________________

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER

PART I
FINANCIAL INFORMATION
  Consolidated Financial Highlights                                           2
  Item 1. Financial Statements:
    Condensed Consolidated Statements of Income                               4
    Condensed Consolidated Balance Sheets                                     5
    Condensed Consolidated Statements of Changes
      in Shareholders' Equity                                                 6
    Condensed Consolidated Statements of Cash Flows                           7
    Notes to Condensed Consolidated Financial
      Statements                                                              8
  Item 2. Management's Discussion and Analysis:
    Introduction                                                             18
    Summary                                                                  19
    Business Segments                                                        20
    Net Interest Income                                                      30
    Noninterest Income                                                       33
    Noninterest Expense                                                      35
    Income Tax Expense                                                       37
    Loans                                                                    37
    Cross-Border Outstandings                                                38
    Provision for Credit Losses                                              39
    Allowance for Credit Losses                                              39
    Nonperforming Assets                                                     43
    Loans 90 Days or More Past Due and Still Accruing                        43
    Quantitative and Qualitative Disclosure about Interest
      Rate Risk Management                                                   44
    Liquidity                                                                46
    Regulatory Capital                                                       46
    Certain Business Risk Factors                                            47
    Written Statements Under Section 906 of the Sarbanes-
      Oxley Act of 2002                                                      52
  Item 3. Market Risk                                                        52
  Item 4. Controls and Procedures                                            52
PART II
OTHER INFORMATION
  Item 1. Legal Proceedings                                                  53
  Item 5. Other Information                                                  53
  Item 6. Exhibits and Reports on Form 8-K                                   53
Signatures                                                                   55
Certifications                                                               56


                         PART I. FINANCIAL INFORMATION
                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)

                                                                   AS OF AND FOR THE THREE MONTHS ENDED
                                                                ____________________________________________
                                                                SEPTEMBER 30,       SEPTEMBER 30,    PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                        2001               2002         CHANGE
___________________________________________________________     ______________       _____________   ________
RESULTS OF OPERATIONS:
  Net interest income(1)                                        $     378,517       $     392,636      3.73%
  Provision for credit losses                                          50,000              40,000    (20.00)
  Noninterest income                                                  173,405             182,426      5.20
  Noninterest expense                                                 317,042             331,134      4.44
                                                                _____________       _____________
  Income before income taxes(1)                                       184,880             203,928     10.30
  Taxable-equivalent adjustment                                           426                 534     25.35
  Income tax expense                                                   59,325              65,163      9.84
                                                                _____________       _____________
  Net income                                                    $     125,129       $     138,231     10.47%
                                                                =============       =============
PER COMMON SHARE:
  Net income--basic                                             $        0.79       $        0.89     12.66%
  Net income--diluted                                                    0.79                0.88     11.39
  Dividends(2)                                                           0.25                0.28     12.00
  Book value (end of period)                                            22.49               24.22      7.69
  Common shares outstanding (end of period)                       157,181,483         150,220,119     (4.43)
  Weighted average common shares outstanding--basic               157,584,675         154,889,552     (1.71)
  Weighted average common shares outstanding--diluted             159,028,898         156,709,715     (1.46)
BALANCE SHEET (END OF PERIOD):
  Total assets                                                  $  35,238,937       $  37,608,001      6.72%
  Total loans                                                      25,594,289          25,962,159      1.44
  Nonaccrual loans                                                    444,519             395,212    (11.09)
  Nonperforming assets                                                450,246             395,521    (12.15)
  Total deposits                                                   27,065,423          30,588,080     13.02
  Medium and long-term debt                                           199,713             418,369    109.49
  Trust preferred securities                                          369,441             370,286      0.23
  Common equity                                                     3,534,533           3,637,945      2.93
BALANCE SHEET (PERIOD AVERAGE):
  Total assets                                                  $  34,616,940       $  35,803,475      3.43%
  Total loans                                                      25,917,100          25,971,483      0.21
  Earning assets                                                   31,343,059          32,757,523      4.51
  Total deposits                                                   26,391,293          28,455,452      7.82
  Common equity                                                     3,497,664           3,814,927      9.07
FINANCIAL RATIOS:
  Return on average assets(3)                                            1.43%               1.53%
  Return on average common equity(3)                                    14.19               14.38
  Efficiency ratio(4)                                                   57.45               57.58
  Net interest margin(1)                                                 4.81                4.77
  Dividend payout ratio                                                 31.65               31.46
  Tangible equity ratio                                                  9.91                9.38
  Tier 1 risk-based capital ratio                                       11.18               11.14
  Total risk-based capital ratio                                        13.05               12.89
  Leverage ratio                                                        10.50               10.13
  Allowance for credit losses to total loans                             2.46                2.40
  Allowance for credit losses to nonaccrual loans                      141.65              157.66
  Net loans charged off to average total loans(3)                        0.72                0.64
  Nonperforming assets to total loans, distressed
    loans held for sale, and foreclosed assets                           1.76                1.52
  Nonperforming assets to total assets                                   1.28                1.05

___________
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.

(3)   Annualized.

(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income
      (taxable-equivalent basis) and noninterest income. Foreclosed asset expense (income) was $(0.1) million in the third quarter of 2001, and immaterial in the third quarter of 2002.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED)
                                   (UNAUDITED)

                                                                   AS OF AND FOR THE THREE MONTHS ENDED
                                                                ____________________________________________
                                                                 SEPTEMBER 30,       SEPTEMBER 30,   PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                       2001               2002           CHANGE
___________________________________________________________     _______________     _____________    _______
RESULTS OF OPERATIONS:
  Net interest income(1)                                        $   1,145,713       $   1,159,907      1.24%
  Provision for credit losses                                         215,000             145,000    (32.56)
  Noninterest income                                                  522,603             542,651      3.84
  Noninterest expense                                                 931,979             984,288      5.61
                                                                _____________       _____________
  Income before income taxes(1)                                       521,337             573,270      9.96
  Taxable-equivalent adjustment                                         1,638               1,604     (2.08)
  Income tax expense                                                  170,133             188,716     10.92
                                                                _____________       _____________
  Net income                                                    $     349,566       $     382,950      9.55%
                                                                =============       =============
PER COMMON SHARE:
  Net income--basic                                             $        2.21       $        2.45     10.86%
  Net income--diluted                                                    2.20                2.43     10.45
  Dividends(2)                                                           0.75                0.81      8.00
  Book value (end of period)                                            22.49               24.22      7.69
  Common shares outstanding (end of period)                       157,181,483         150,220,119     (4.43)
  Weighted average common shares outstanding--basic               158,214,813         156,139,173     (1.31)
  Weighted average common shares outstanding--diluted             158,916,432         157,892,168     (0.64)
BALANCE SHEET (END OF PERIOD):
  Total assets                                                  $  35,238,937       $  37,608,001      6.72%
  Total loans                                                      25,594,289          25,962,159      1.44
  Nonaccrual loans                                                    444,519             395,212    (11.09)
  Nonperforming assets                                                450,246             395,521    (12.15)
  Total deposits                                                   27,065,423          30,588,080     13.02
  Medium and long-term debt                                           199,713             418,369    109.49
  Trust preferred securities                                          369,441             370,286      0.23
  Common equity                                                     3,534,533           3,637,945      2.93
BALANCE SHEET (PERIOD AVERAGE):
  Total assets                                                  $  34,545,443       $  35,541,802      2.88%
  Total loans                                                      26,147,872          25,562,452     (2.24)
  Earning assets                                                   31,229,078          32,472,409      3.98
  Total deposits                                                   26,269,050          28,085,461      6.91
  Common equity                                                     3,414,561           3,730,273      9.25
FINANCIAL RATIOS:
  Return on average assets(3)                                            1.35%               1.44%
  Return on average common equity(3)                                    13.69               13.73
  Efficiency ratio(4)                                                   55.86               57.80
  Net interest margin(1)                                                 4.90                4.77
  Dividend payout ratio                                                 33.94               33.06
  Tangible equity ratio                                                  9.91                9.38
  Tier 1 risk-based capital ratio                                       11.18               11.14
  Total risk-based capital ratio                                        13.05               12.89
  Leverage ratio                                                        10.50               10.13
  Allowance for credit losses to total loans                             2.46                2.40
  Allowance for credit losses to nonaccrual loans                      141.65              157.66
  Net loans charged off to average total loans(3)                        1.02                0.83
  Nonperforming assets to total loans, distressed
    loans held for sale, and foreclosed assets                           1.76                1.52
  Nonperforming assets to total assets                                   1.28                1.05

___________
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.

(3)   Annualized.

(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent basis) and noninterest income. Foreclosed asset expense (income) was immaterial for the first nine months of 2001, and $0.1 million for the first nine months of 2002.

ITEM 1. FINANCIAL STATEMENTS


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                            ______________________     __________________________
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                   2001        2002           2001            2002
______________________________________________________      ___________  ________      __________      __________
INTEREST INCOME
  Loans                                                    $455,477      $381,989      $1,478,894      $1,136,359
  Securities                                                 76,852        77,518         215,370         237,098
  Interest bearing deposits in banks                            622           773           2,249           1,898
  Federal funds sold and securities purchased under
    resale agreements                                         1,398         1,467           4,585          10,354
  Trading account assets                                      1,652         1,366           6,716           2,987
                                                           ________      ________      __________      __________
    Total interest income                                   536,001       463,113       1,707,814       1,388,696
                                                           ________      ________      __________      __________
INTEREST EXPENSE
  Domestic deposits                                         105,851        52,049         366,394         167,395
  Foreign deposits                                           15,954         4,727          60,944          17,096
  Federal funds purchased and securities sold under
    repurchase agreements                                    12,265         1,789          48,687           5,134
  Commercial paper                                           11,844         4,488          46,882          12,998
  Medium and long-term debt                                   2,142         2,375           7,873           7,198
  UnionBanCal Corporation--obligated mandatorily
    redeemable preferred securities of subsidiary
    grantor trust                                             4,940         3,921          16,329          11,832
  Other borrowed funds                                        4,914         1,662          16,630           8,740
                                                           ________      ________      __________      __________
    Total interest expense                                  157,910        71,011         563,739         230,393
                                                           ________      ________      __________      __________
NET INTEREST INCOME                                         378,091       392,102       1,144,075       1,158,303
  Provision for credit losses                                50,000        40,000         215,000         145,000
                                                           ________      ________      __________      __________
    Net interest income after provision for
      credit losses                                         328,091       352,102         929,075       1,013,303
                                                           ________      ________      __________      __________
NONINTEREST INCOME
  Service charges on deposit accounts                        62,742        68,629         181,614         204,641
  Trust and investment management fees                       37,965        35,368         116,880         109,680
  Merchant transaction processing fees                       21,315        22,860          60,814          65,982
  International commissions and fees                         18,053        20,131          53,288          57,593
  Brokerage commissions and fees                              8,786         9,183          26,764          28,090
  Merchant banking fees                                       7,742         6,819          26,671          22,845
  Securities gains (losses), net                             (1,699)          550           4,318          (3,313)
  Other                                                      18,501        18,886          52,254          57,133
                                                           ________      ________      __________      __________
    Total noninterest income                                173,405       182,426         522,603         542,651
                                                           ________      ________      __________      __________
NONINTEREST EXPENSE
  Salaries and employee benefits                            171,172       182,275         500,243         547,251
  Net occupancy                                              23,779        27,340          70,375          75,750
  Equipment                                                  16,985        16,343          48,252          48,650
  Merchant transaction processing                            13,324        14,644          39,687          41,993
  Communications                                             13,074        13,186          36,582          39,695
  Professional services                                       9,982        10,350          29,155          30,789
  Data processing                                             8,885         7,944          26,935          24,475
  Foreclosed asset expense (income)                             (60)           18               1             130
  Other                                                      59,901        59,034         180,749         175,555
                                                           ________      ________      __________      __________
    Total noninterest expense                               317,042       331,134         931,979         984,288
                                                           ________      ________      __________      __________
  Income before income taxes                                184,454       203,394         519,699         571,666
  Income tax expense                                         59,325        65,163         170,133         188,716
                                                           ________      ________      __________      __________
NET INCOME                                                 $125,129      $138,231      $  349,566      $  382,950
                                                           ========      ========      ==========      ==========
NET INCOME PER COMMON SHARE--BASIC                         $   0.79      $   0.89      $     2.21      $     2.45
                                                           ========      ========      ==========      ==========
NET INCOME PER COMMON SHARE--DILUTED                       $   0.79      $   0.88      $     2.20      $     2.43
                                                           ========      ========      ==========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC           157,585       154,890         158,215         156,139
                                                           ========      ========      ==========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED         159,029       156,710         158,916         157,892
                                                           ========      ========      ==========      ==========

See accompanying notes to condensed consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                (UNAUDITED)                            (UNAUDITED)
                                                                               SEPTEMBER 30,       DECEMBER 31,       SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                              2001              2001                 2002
_____________________________________________________________________          ____________       ____________       _____________
ASSETS
Cash and due from banks                                                         $ 2,577,510        $ 2,682,392         $ 2,184,714
Interest bearing deposits in banks                                                   73,394             64,162             139,323
Federal funds sold and securities purchased under resale agreements                 514,600            918,400           1,137,550
                                                                                ___________        ___________         ___________
  Total cash and cash equivalents                                                 3,165,504          3,664,954           3,461,587
Trading account assets                                                              335,617            229,697             383,749
Securities available for sale:
  Securities pledged as collateral                                                  135,355            137,922             132,974
  Held in portfolio                                                               4,719,724          5,661,160           6,137,325
Loans (net of allowance for credit losses: September 30, 2001,                   24,964,606         24,359,521          25,339,081
  $629,683; December 31, 2001, $634,509; September 30, 2002,
  $623,078)
Due from customers on acceptances                                                   188,020            182,440              68,605
Premises and equipment, net                                                         489,176            494,534             492,687
Intangible assets                                                                     2,447             16,176              23,119
Goodwill                                                                             52,772             68,623              93,279
Other assets                                                                      1,185,716          1,223,719           1,475,595
                                                                                ___________        ___________         ___________
  Total assets                                                                  $35,238,937        $36,038,746         $37,608,001
                                                                                ===========        ===========         ===========
LIABILITIES
Domestic deposits:
  Noninterest bearing                                                           $11,256,740        $12,314,150         $14,125,497
  Interest bearing                                                               13,536,139         14,160,113          14,701,824
Foreign deposits:
  Noninterest bearing                                                               342,189            404,708             401,202
  Interest bearing                                                                1,930,355          1,677,228           1,359,557
                                                                                ___________        ___________         ___________
  Total deposits                                                                 27,065,423         28,556,199          30,588,080
Federal funds purchased and securities sold under repurchase
  agreements                                                                      1,286,730            418,814             303,307
Commercial paper                                                                  1,114,527            830,657             880,170
Other borrowed funds                                                                535,976            700,403             218,282
Acceptances outstanding                                                             188,020            182,440              68,605
Other liabilities                                                                   944,574          1,040,406           1,122,957
Medium and long-term debt                                                           199,713            399,657             418,369
UnionBanCal Corporation--obligated mandatorily redeemable
  preferred securities of subsidiary grantor trust                                  369,441            363,928             370,286
                                                                                ___________        ___________         ___________
  Total liabilities                                                              31,704,404         32,492,504          33,970,056
                                                                                ___________        ___________         ___________
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock:
  Authorized 5,000,000 shares, no shares issued or
    outstanding as of September 30, 2001, December 31, 2001, and
    September 30, 2002                                                                   --                 --                  --
Common stock--no stated value:
  Authorized 300,000,000 shares, issued 157,181,483
    shares as of September 30, 2001, 156,483,511 shares as of
    December 31, 2001, and 150,220,119 shares as of September 30, 2002            1,207,312          1,181,925             907,088
Retained earnings                                                                 2,137,956          2,231,384           2,488,873
Accumulated other comprehensive income                                              189,265            132,933             241,984
                                                                                ___________        ___________         ___________
  Total shareholders' equity                                                      3,534,533          3,546,242           3,637,945
                                                                                ___________        ___________         ___________
  Total liabilities and shareholders' equity                                    $35,238,937        $36,038,746         $37,608,001
                                                                                ===========        ===========         ===========

See accompanying notes to condensed consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                __________________________________________________
(DOLLARS IN THOUSANDS)                                                    2001                       2002
___________________________________________________________     ________________________   _______________________
COMMON STOCK
  Balance, beginning of period                                  $1,275,587                 $1,181,925
  Dividend reinvestment plan                                            32                         85
  Deferred compensation--restricted stock awards                       196                        255
  Stock options exercised                                            9,363                     72,953
  Stock issued in acquisition of First Western Bank                     --                     23,852
  Common stock repurchased(1)                                      (77,866)                  (371,982)
                                                                __________                 __________
    Balance, end of period                                      $1,207,312                   $907,088
                                                                __________                 __________
RETAINED EARNINGS
  Balance, beginning of period                                  $1,906,093                 $2,231,384
  Net income                                                       349,566    $349,566        382,950     $382,950
  Dividends on common stock(2)                                    (118,593)                  (125,345)
  Deferred compensation--restricted stock awards                       890                       (116)
                                                                __________                 __________
    Balance, end of period                                      $2,137,956                 $2,488,873
                                                                __________                 __________
ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance, beginning of period                                  $   29,885                 $  132,933
  Cumulative effect of accounting change (SFAS
    No.133),(3) net of tax expense of $13,754 in 2001                           22,205                          --
  Unrealized net gains on cash flow hedges, net of tax
    expense of $45,793 and $61,525 in the first nine months
    of 2001 and 2002, respectively                                              73,928                      99,325
  Less: reclassification adjustment for net gains on
    cash flow hedges included in net income, net of tax expense of $10,751 and $31,920 in the first nine months of 2001 and
    2002, respectively                                                         (17,356)                    (51,532)
                                                                              ________                    ________
  Net unrealized gains on cash flow hedges                                      56,572                      47,793
  Unrealized holding gains arising during the period on
    securities available for sale, net of tax expense of $51,996 and $35,950 in the first nine months of 2001 and 2002,
    respectively                                                                83,941                      58,037
  Less: reclassification adjustment for losses (gains)
    on securities available for sale included in net income, net of tax expense (benefit) of $1,652 and $(1,267) in the first
    nine months of 2001 and 2002, respectively                                  (2,666)                      2,046
                                                                              ________                    ________
  Net unrealized gains on securities available for sale                         81,275                      60,083
  Foreign currency translation adjustment, net of tax
    expense (benefit) of $(416) and $728 in the first nine months
    of 2001 and 2002, respectively                                                (672)                      1,175
                                                                              ________                    ________
  Other comprehensive income                                       159,380     159,380        109,051      109,051
                                                                __________    ________     __________     ________
  Total comprehensive income                                                  $508,946                    $492,001
                                                                              ========                    ========
    Balance, end of period                                      $  189,265                 $  241,984
                                                                __________                 __________
      TOTAL SHAREHOLDERS' EQUITY                                $3,534,533                 $3,637,945
                                                                ==========                 ==========

___________
(1)   Common stock repurchased includes commission costs.

(2) Dividends per share were $0.75 and $0.81 for the first nine months of 2001 and 2002, respectively. Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

(3) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."

See accompanying notes to condensed consolidated financial statements.



                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUdited)

                                                                                           FOR THE NINE MONTHS
                                                                                           ENDED SEPTEMBER 30,
                                                                                     ___________________________
(DOLLARS IN THOUSANDS)                                                                   2001            2002
________________________________________________________________________________     ___________     ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $   349,566     $   382,950
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses                                                          215,000         145,000
    Depreciation, amortization and accretion                                              60,471          62,563
    Provision for deferred income taxes                                                   34,479          42,941
    Loss (gain) on securities available for sale                                          (4,318)          3,313
    Net (increase) decrease in trading account assets                                      4,078        (154,052)
    Other, net of acquisition                                                             81,559          60,776
                                                                                     ___________     ___________
    Total adjustments                                                                    391,269         160,541
                                                                                     ___________     ___________
  Net cash provided by operating activities                                              740,835         543,491
                                                                                     ___________     ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale                                   657,703         183,063
  Proceeds from matured and called securities available for sale                         636,208         856,160
  Purchases of securities available for sale                                          (1,858,667)     (1,425,404)
  Net decrease (increase) in loans, net of acquisition                                   224,002      (1,243,849)
  Net cash received in acquisition                                                            --          64,689
  Purchases of premises and equipment                                                    (70,353)        (55,256)
  Other, net                                                                               2,606           7,153
                                                                                     ___________     ___________
    Net cash used in investing activities                                               (408,501)     (1,613,444)
                                                                                     ___________     ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits, net of acquisition                               (217,760)      1,827,256
  Net decrease in federal funds purchased and securities sold under repurchase
    agreements                                                                          (100,937)       (115,507)
  Net increase (decrease) in commercial paper and other borrowed funds                    15,263        (432,608)
  Common stock repurchased                                                               (77,866)       (371,982)
  Payments of cash dividends                                                            (119,005)       (122,228)
  Stock options exercised                                                                  9,363          72,953
  Other, net                                                                              18,801           1,260
                                                                                     ___________     ___________
    Net cash provided by (used in) financing activities                                 (472,141)        859,144
                                                                                     ___________     ___________
Net decrease in cash and cash equivalents                                               (139,807)       (210,809)
Cash and cash equivalents at beginning of period                                       3,322,979       3,664,954
Effect of exchange rate changes on cash and cash equivalents                             (17,668)          7,442
                                                                                     ___________     ___________
Cash and cash equivalents at end of period                                           $ 3,165,504     $ 3,461,587
                                                                                     ===========     ===========
CASH PAID DURING THE PERIOD FOR:
  Interest                                                                           $   618,076     $   237,723
  Income taxes                                                                            96,274         110,253
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of First Western Bank:
    Fair value of assets acquired                                                             --     $   256,276
    Purchase price:
        Cash                                                                                  --         (20,940)
        Stock issued                                                                          --         (23,852)
                                                                                     ___________     ___________
      Liabilities assumed                                                            $        --     $   211,484
                                                                                     ===========     ===========
  Loans transferred to foreclosed assets (OREO) and/or distressed loans held for
    sale                                                                             $     6,611     $       376
  Securities transferred from held to maturity to available for sale at the
    adoption of SFAS No. 133                                                              23,529              --


See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2001. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

         Since November 1999, the Company has announced stock repurchase plans totaling $400 million. The Company repurchased $35 million, $19 million and $18 million of common stock in the first, second, and third quarters of 2002, respectively, and $22 million, $25 million, and $31 million of common stock in the first, second, and third quarters of 2001, respectively, as part of these repurchase plans. As of September 30, 2002, $73 million of common stock is authorized for repurchase. In addition, on August 27, 2002, the Company announced that it purchased $300 million of its common stock from its majority owner, The Bank of Tokyo-Mitsubishi (BTM), which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group. At September 30, 2002, BTM owned approximately 65 percent of the outstanding common stock of UnionBanCal Corporation.

         Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by a single method--the purchase method. This Statement eliminates the pooling-of-interests method but carries forward without reconsideration of the guidance in Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," related to the application of the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Goodwill and intangible assets acquired in transactions completed after June 30, 2001 are accounted for in accordance with the amortization and nonamortization provisions of SFAS No. 142. SFAS No. 142 significantly changes the accounting for goodwill and other intangible assets subsequent to their initial recognition. This Statement requires that goodwill and some intangible assets no longer be amortized, but tested for impairment at least annually by comparing the fair value of those assets with their recorded

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

amounts. Upon adoption of SFAS No. 142 on January 1, 2002, the amortization of existing goodwill ceased and the carrying amount of goodwill was allocated to the applicable reporting units. The allocation was based on the sources of previously recognized goodwill as well as the reporting units to which the related acquired net assets were assigned. Management's expectations of which reporting units had benefited from the synergies of acquired businesses were considered in the allocation process. The Company performed a transitional impairment test during May 2002, measured as of the date of adoption. The fair market value of the goodwill tested for impairment exceeded its carrying value; therefore, no impairment loss was recognized. As of September 30, 2002, goodwill was $93 million.

         Net income and earnings per share for the three and nine months ended September 30, 2001 were adjusted, on a pro forma basis, to exclude $3.7 million in goodwill amortization expense (net of taxes of $0.1 million) for the third quarter of 2001 and $11.1 million in goodwill amortization expense (net of taxes of $0.4 million) for the nine months ended September 30, 2001 as follows:


                                                                                        FOR THE                    FOR THE
                                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                                                ______________________     ______________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                     2001          2002          2001         2002
_____________________________________________________________________           ________      ________      ________     ________
NET INCOME:
As reported                                                                     $125,129      $138,231      $349,566     $382,950
Goodwill amortization, net of income tax                                           3,721            --        11,066           --
As adjusted                                                                     $128,850      $138,231      $360,627     $382,950
BASIC EARNINGS PER SHARE:
As reported                                                                     $   0.79      $   0.89      $   2.21     $   2.45
Goodwill amortization                                                               0.02            --          0.07           --
As adjusted                                                                     $   0.81      $   0.89      $   2.28     $   2.45
DILUTED EARNINGS PER SHARE:
As reported                                                                     $   0.79      $   0.88      $   2.20     $   2.43
Goodwill amortization                                                               0.02            --          0.07           --
As adjusted                                                                     $   0.81      $   0.88      $   2.27     $   2.43


         On May 13, 2002, the Company completed its acquisition of First Western Bank and recorded approximately $23.9 million of goodwill and $10.6 million of core deposit intangible. The core deposit intangible is being amortized on an accelerated basis over an estimated life of 12 years.

         ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset. A legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. This Statement

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

is effective for fiscal years beginning after June 15, 2002. Management believes adoption of this Statement will not have a material impact on the Company's financial position or results of operations.

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

         RESCISSION OF SFAS NO. 4, 44, AND 64, AMENDMENT OF SFAS NO.13

         In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for under the sale-leaseback provisions of SFAS No. 98, "Accounting for Leases." This Statement also amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002, with early application encouraged. Management believes adoption of this Statement will not have a material impact on the Company's financial position or results of operations.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

believes that adopting this Statement will not have a material impact on the Company's financial position or results of operations.

         ACCOUNTING FOR ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This Statement amended SFAS No. 72, "Accounting for
Certain  Acquisitions  of  Banking  or  Thrift   Institutions,"  SFAS  No.  144,
"Accounting for the Impairment or Disposal of Long-Lived Assets," and Interpretation No. 9, "Applying APB Opinion No. 16 and 17, "When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method." The requirement in paragraph 5 of Statement 72 to recognize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with SFAS No. 141, "Business Combinations." In addition, this Statement amends SFAS No. 144, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets. As a result, those intangible assets are now subject to the impairment test in accordance with the provisions in SFAS No.
144. The provisions of this Statement that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. This Statement was effective October 1, 2002 and had no material impact on the Company's financial position or results of operations.

NOTE 3--EARNINGS PER SHARE

         Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months and nine months ended September 30, 2001 and 2002.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                   THREE MONTHS ENDED SEPTEMBER 30,                     NINE MONTHS ENDED SEPTEMBER 30,
                             _________________________________________________   _________________________________________________
                                      2001                       2002                     2001                       2002
                             ______________________     ______________________   ______________________      _____________________
(AMOUNTS IN THOUSANDS,
EXCEPT PER SHARE DATA)         BASIC       DILUTED        BASIC       DILUTED      BASIC       DILUTED         BASIC      DILUTED
__________________________   ________      ________     ________      ________   ________      ________      ________     ________
Net Income                   $125,129      $125,129     $138,231      $138,231   $349,566      $349,566      $382,950     $382,950
                             ========      ========     ========      ========   ========      ========      ========     ========


Weighted average common
  shares outstanding          157,585       157,585      154,890       154,890    158,215       158,215       156,139      156,139
Additional shares due to:
  Assumed conversion of
    dilutive stock options         --         1,444           --         1,820         --           701            --        1,753
                             ________       _______      _______       _______    _______       _______       _______      _______
Adjusted weighted average
  common shares outstanding   157,585       159,029      154,890       156,710    158,215       158,916       156,139      157,892
                             ========      ========     ========      ========   ========      ========      ========     ========
Net income per share            $0.79         $0.79        $0.89         $0.88      $2.21         $2.20         $2.45        $2.43
                             ========      ========     ========      ========   ========      ========      ========     ========


NOTE 4--ACCUMULATED OTHER COMPREHENSIVE INCOME

         The following table presents a summary of the components of accumulated other comprehensive income.

                                                 NET UNREALIZED GAINS ON        NET UNREALIZED GAINS          FOREIGN CURRENCY
                                                    CASH FLOW HEDGES              ON SECURITIES           TRANSLATION ADJUSTMENT
                                                                                AVAILABLE FOR SALE
                                                _________________________      _____________________      ________________________
                                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                __________________________________________________________________________________
(DOLLARS IN THOUSANDS)                                2001          2002          2001         2002           2001           2002
______________________________________________      ________      _______      ________     ________      _________      _________
Beginning balance                                   $    --      $ 62,840      $ 41,879     $ 83,271      $(11,191)      $(12,205)
Cumulative effect of accounting change, net of       22,205            --            --           --             --             --
tax
Change during the period                             56,572        47,793        81,275       60,083          (672)          1,175
                                                    _______      ________      ________     ________      _________      _________
Ending balance                                      $78,777      $110,633      $123,154     $143,354      $(11,863)      $(11,030)
                                                    =======      ========      ========     ========      =========      =========


                                                                        MINIMUM PENSION        ACCUMULATED OTHER
                                                                     LIABILITY ADJUSTMENT     COMPREHENSIVE INCOME
                                                                     __________________    _______________________
                                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                     _____________________________________________
(DOLLARS IN THOUSANDS)                                                 2001       2002          2001         2002
__________________________________________________                   _______     ______      ________     ________
Beginning balance                                                     $(803)     $(973)       $29,885     $132,933
Cumulative effect of accounting change, net of tax                        --         --        22,205           --
Change during the period                                                  --         --       137,175      109,051
                                                                     _______     ______      ________     ________
Ending balance                                                        $(803)     $(973)      $189,265     $241,984
                                                                     =======     ======      ========     ========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE 5--BUSINESS SEGMENTS

         The Company is organized based on the products and services that it offers and operates in four principal areas:

         o The Community Banking and Investment Services Group offers a range of banking services, primarily to individuals and small businesses, delivered generally through a tri-state network of branches and ATM's. These services include commercial loans, mortgages, home equity lines of credit, consumer loans, deposit services and cash management as well as fiduciary, private banking, investment and asset management services for individuals and institutions, and risk management and insurance products for businesses and individuals.

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

         The information, set forth in the tables on the following page, reflects selected income statement and balance sheet items by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the tables are the amounts of goodwill for each reporting unit as of September 30, 2002. Prior to January 1, 2002, most of the goodwill was reflected at the corporate level in "Other."

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 5--BUSINESS SEGMENTS (CONTINUED)

         "Other" is comprised of goodwill amortization for periods prior to January 1, 2002, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent basis amount, the amount of the provision for credit losses (over)/under the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowance for credit losses, and the residual costs of support groups. In addition, it includes two units, the Credit Management Group, which manages nonperforming assets, and the Pacific Rim Corporate Group, which offers financial products to Asian-owned subsidiaries located in the US. On an individual basis, none of the items in "Other" are significant to the Company's business.

         The business units' results for the prior periods have been restated to reflect changes in the transfer pricing methodology and any reorganization changes that may have occurred.


                                                        COMMUNITY BANKING         COMMERCIAL FINANCIAL          INTERNATIONAL
                                                          AND INVESTMENT             SERVICES GROUP             BANKING GROUP
                                                          SERVICES GROUP
                                                        _____________________      ______________________    ____________________
                                                                 AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                        _________________________________________________________________________
                                                          2001         2002          2001          2002        2001        2002
_________________________________________________       ________     ________      ________      ________    ________    ________
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS) AND
  ASSETS (DOLLARS IN MILLIONS):
Total revenue                                           $285,117     $317,892      $206,898      $212,021    $ 22,755    $ 26,421
Net income                                              $ 51,467     $ 72,211      $ 60,743      $ 52,054    $  4,684    $  6,299
Goodwill at period end                                  $     --     $     79      $     --      $     14    $     --    $     --
Total assets at period end                              $ 10,136     $ 11,158      $ 16,937      $ 15,965    $  1,406    $  1,680


                                                               GLOBAL                      OTHER                  UNIONBANCAL
                                                           MARKETS GROUP                                          CORPORATION
                                                        _____________________      ______________________    ____________________
                                                                 AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                        _________________________________________________________________________
                                                          2001         2002          2001          2002        2001        2002
_________________________________________________       ________     ________      ________      ________    ________    ________
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS) AND
  ASSETS (DOLLARS IN MILLIONS):
Total revenue                                           $ 17,757     $(7,574)      $ 18,969      $ 25,768    $551,496    $574,528
Net income (loss)                                       $  8,354     $(7,027)      $   (119)     $ 14,694    $125,129    $138,231
Goodwill at period end                                  $     --     $     --      $     53      $     --    $     53    $     93
Total assets at period end                              $  5,767     $  7,863      $    993      $    942    $ 35,239    $ 37,608

___________
(1) Total revenue is comprised of net interest income and noninterest income

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 5--BUSINESS SEGMENTS (CONTINUED)


                                                        COMMUNITY BANKING         COMMERCIAL FINANCIAL          INTERNATIONAL
                                                          AND INVESTMENT             SERVICES GROUP             BANKING GROUP
                                                          SERVICES GROUP
                                                        _____________________      ______________________    _____________________
                                                                    AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                        __________________________________________________________________________
                                                          2001         2002          2001          2002        2001        2002
_________________________________________________       ________     ________      ________      ________   _________   __________
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS) AND
  ASSETS (DOLLARS IN MILLIONS):
Total revenue                                           $838,124     $915,063      $646,729      $625,050   $  70,569   $   78,012
Net income                                              $153,127     $193,195      $205,071      $152,627   $  15,624   $   18,790
Goodwill at period end                                  $     --     $     79      $     --      $     14   $      --   $       --
Total assets at period end                              $ 10,136     $ 11,158      $ 16,937      $ 15,965   $   1,406   $    1,680


                                                               GLOBAL                      OTHER                  UNIONBANCAL
                                                           MARKETS GROUP                                          CORPORATION
                                                        _____________________      ______________________    _____________________
                                                                 AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                        __________________________________________________________________________
                                                          2001         2002          2001          2002        2001        2002
_________________________________________________       ________     ________      ________      ________   _________   __________
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)
  AND ASSETS (DOLLARS IN MILLIONS):
Total revenue                                           $ 26,722     $  5,903      $ 84,534      $ 76,926   $1,666,678  $1,700,954
Net income (loss)                                       $  4,960     $ (3,658)     $(29,216)     $ 21,996   $  349,566  $  382,950
Goodwill at period end                                  $     --     $     --      $     53      $     --   $       53  $       93
Total assets at period end                              $  5,767     $  7,863      $    993      $    942   $   35,239  $   37,608

___________
(1) Total revenue is comprised of net interest income and noninterest income

NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING

         Derivative positions are integral components of the Company's designated asset and liability management activities. The Company uses interest rate derivatives to manage the sensitivity of the Company's net interest income to changes in interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit, trust preferred securities and medium-term notes.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

         The Company uses interest rate floor corridors to hedge the variable cash flows associated with 1-month LIBOR or 3-month LIBOR indexed loans. Net payments to be received under the floor corridor contracts offset the decline in loan interest income caused by the relevant LIBOR index falling below the corridor's upper strike rate, but only to the extent the index falls to the lower strike rate. The corridor will not provide protection from declines in the relevant LIBOR index to the extent it falls below the corridor's lower strike rate.

         The Company uses interest rate collars to hedge the variable cash flows associated with 1-month LIBOR or 3-month LIBOR indexed loans. Net payments to be received (or paid) under the collar contracts offset the decline in loan interest income caused by the relevant LIBOR index falling below the collar's strike rate and the increase in interest income caused by the LIBOR index rising above the collar's cap strike rate.

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

         Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge matches those of the loans or CDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. During the third quarter of 2002, the Company recognized a net gain of $0.2 million due to ineffectiveness, which is recognized in noninterest expense, compared to a net loss of less than $0.1 million in the third quarter of 2001.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

         Fair value hedging transactions are structured at inception so that the notional amounts of the swap match an associated principal amount of the Trust Preferred Securities. The interest payment dates, the expiration date, and the embedded call option of the swap match those of the Trust Preferred Securities. The ineffectiveness on the fair value hedges during the third quarter of 2002 was a net loss of less than $0.1 million, compared to a net loss of $0.4 million in the third quarter of 2001.

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

         The Company uses To-Be-Announced (TBA) contracts to fix the price and yield of anticipated purchases or sales of mortgage-backed securities that will be delivered at an agreed upon date. This strategy hedges the risk of variability in the cash flows to be paid or received upon settlement of the TBA contract.

NOTE 7--SUBSEQUENT EVENTS

         On October 23, 2002, the Board of Directors declared a quarterly cash dividend of $0.28 per share of common stock. The dividend will be paid on January 3, 2003 to shareholders of record as of December 6, 2002.

         On October 31, 2002, the Company completed its acquisition of Valencia Bank and Trust, a commercial bank with $266 million in assets and five branches. The Company will pay approximately $31.5 million in cash and will issue approximately $31.0 million in its common stock to Valencia Bank and Trust shareholders.

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

         THERE ARE NUMEROUS RISKS AND UNCERTAINTIES THAT COULD AND WILL CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE DISCUSSED IN OUR FORWARD-LOOKING STATEMENTS. MANY OF THESE FACTORS ARE BEYOND OUR ABILITY TO CONTROL OR PREDICT AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR PROSPECTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: ADVERSE ECONOMIC CONDITIONS IN CALIFORNIA AND THROUGHOUT THE COUNTRY, GLOBAL POLITICAL AND GENERAL ECONOMIC CONDITIONS RELATED TO THE TERRORIST ATTACKS ON SEPTEMBER 11, 2001 AND THEIR AFTERMATH, FUTURE ACTS OR THREATS OF TERRORISM AND POSSIBLE MILITARY ACTION, ADVERSE ECONOMIC CONDITIONS AFFECTING CERTAIN INDUSTRIES, FLUCTUATIONS IN INTEREST RATES, THE CONTROLLING INTEREST IN US BY THE BANK OF TOKYO-MITSUBISHI, LTD., WHICH IS A WHOLLY-OWNED SUBSIDIARY OF MITSUBISHI TOKYO FINANCIAL GROUP, INC., COMPETITION IN THE BANKING INDUSTRY, RESTRICTIONS ON DIVIDENDS, ADVERSE EFFECTS OF CURRENT AND FUTURE BANKING AND OTHER RULES, REGULATIONS AND LEGISLATION, AND RISKS
ASSOCIATED WITH VARIOUS STRATEGIES WE MAY PURSUE, INCLUDING POTENTIAL ACQUISITIONS, DIVESTITURES AND RESTRUCTURINGS. SEE ALSO THE SECTION ENTITLED "CERTAIN BUSINESS RISK FACTORS" LOCATED NEAR THE END OF THIS SECTION,
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

INTRODUCTION

         We are a California-based, commercial bank holding company with consolidated assets of $37.6 billion at September 30, 2002. At September 30, 2002, Union Bank of California, N.A. was the third largest commercial bank in California, based on total assets and total deposits in California.

         UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A., were created on April 1, 1996 by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control, similar to a pooling of interests.

         Since November 1999, we announced stock repurchase plans totaling $400 million. We repurchased $35 million, $19 million, and $18 million of common stock in the first, second, and third quarters of 2002, respectively, and $22 million, $25 million, and $31 million of common stock in the first, second, and quarters of 2001, respectively, as part of these repurchase plans. As of September 30, 2002, $73 million of common stock is authorized for repurchase. On August 27, 2002, we announced that we purchased $300 million of our common stock from our majority owner, The Bank of Tokyo-Mitsubishi (BTM), which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group. At September 30, 2002, BTM owned approximately 65 percent of our outstanding common stock.

SUMMARY



         COMPARISON  OF THREE MONTHS ENDED  SEPTEMBER 30, 2001 AND SEPTEMBER 30,
           2002

         Net income was $138.2 million, or $0.88 per diluted common share, in the third quarter of 2002, compared with $125.1 million, or $0.79 per diluted common share, in the third quarter of 2001. This increase in diluted earnings per share of $0.09, or 11 percent, above the third quarter of 2001 was due to a $14.1 million, or 4 percent, increase in net interest income (on a taxable-equivalent basis), a $10.0 million, or 20 percent, decrease in provision for credit losses, and a $9.0 million, or 5 percent, increase in noninterest income, partly offset by a $14.1 million, or 4 percent, increase in noninterest expense. Other highlights of the third quarter of 2002 include:

         o Net interest income, on a taxable-equivalent basis, was $392.6 million in the third quarter of 2002, an increase of $14.1 million, or 4 percent, over the third quarter of 2001. Net interest margin in the third quarter of 2002 was 4.77 percent, a decrease of 4 basis points from the third quarter of 2001.

         o A provision for credit losses of $40.0 million was recorded in the third quarter of 2002 compared with $50.0 million in the third quarter of 2001. This resulted from management's regular assessment of overall credit quality, loan portfolio composition, and business and economic conditions in relation to the level of the allowance for credit losses. The allowance for credit losses was $623.1 million, or 158 percent of total nonaccrual loans, at September 30, 2002, compared with $629.7 million, or 142 percent of total nonaccrual loans, at September 30, 2001.

         o Noninterest income was $182.4 million in the third quarter of 2002, an increase of $9.0 million, or 5 percent, from the third quarter of 2001. This growth included a $5.9 million increase in service charges on deposit accounts and $6.1 million in revenues associated with our November 30, 2001 acquisition of Armstrong/Robitaille Business and Insurance Services ("Armstrong/Robitaille"), partly offset by a $2.6 million decrease in trust and investment management fees.

         o Noninterest expense was $331.1 million in the third quarter of 2002, an increase of $14.1 million, or 4 percent, over the third quarter of 2001. Salaries and employee benefits increased $11.1 million, or 7 percent, primarily attributable to higher incentives of $3.2 million and higher salaries of $8.7 million.

         o Income tax expense in the third quarter of 2002 was $65.2 million, a 32 percent effective income tax rate, which included a $3.3 million net reduction in income tax expense resulting from a change in a tax law in the State of California concerning the tax treatment of loan loss reserves. For the third quarter of 2001, the effective income tax rate was also 32 percent.

         o Return on average assets increased to 1.53 percent in the third quarter of 2002 compared to 1.43 percent in the third quarter of 2001. Our return on average common equity increased to 14.38 percent in the third quarter of 2002 compared to 14.19 percent in the third quarter of 2001.

         o Total loans at September 30, 2002 were $26.0 billion, an increase of $367.9 million, or 1.4 percent, from September 30, 2001.

         o Nonperforming assets were $395.5 million at September 30, 2002, a decrease of $54.7 million, or 12 percent, from September 30, 2001. Nonperforming assets, as a percentage of total assets, decreased to 1.05 percent at September 30, 2002, compared with
               1.28 percent at September 30, 2001. Total nonaccrual loans were $395.2 million at September 30, 2002, compared with $444.5 million at September 30, 2001, resulting in a decrease in the ratio of nonaccrual loans to total loans of 1.52 percent at September 30, 2002 from 1.74 percent at September 30, 2001.

         o Our Tier 1 and total risk-based capital ratios were 11.14 percent and 12.89 percent, respectively, at September 30, 2002, compared with 11.18 percent and 13.05 percent, respectively, at September 30,

               2001. Our leverage ratio was 10.13 percent at September 30, 2002 compared with 10.50 percent at September 30, 2001.

         COMPARISON  OF NINE MONTHS ENDED  SEPTEMBER  30, 2001 AND SEPTEMBER 30,
           2002

         Net income was $383.0 million, or $2.43 per diluted common share, in the first nine months of 2002 compared with $349.6 million, or $2.20 per diluted common share, in the first nine months of 2001. This increase in diluted earnings per share of $0.23, or 11 percent above the first nine months of 2001 was due to a $70.0 million, or 33 percent, decrease in provision for credit losses, a $20.0 million, or 4 percent, increase in noninterest income, and a $14.2 million, or 1 percent, increase in net interest income (on a taxable-equivalent basis), partly offset by a $52.3 million, or 6 percent, increase in noninterest expense. Other highlights of the first nine months of 2002 include:

         o Net interest income, on a taxable-equivalent basis, was $1,159.9 million in the first nine months of 2002, an increase of $14.2 million over the first nine months of 2001. Net interest margin in the first nine months of 2002 was 4.77 percent, a decrease of 13 basis points from the first nine months of 2001.

         o A provision for credit losses of $145.0 million was recorded in the first nine months of 2002, compared with $215.0 million in the first nine months of 2001.

         o Noninterest income was $542.7 million in the first nine months of 2002, an increase of $20.0 million, or 4 percent, from the first nine months of 2001. Noninterest income, excluding a $20.7 million gain recognized on the exchange of our STAR System stock in the prior year, increased $40.7 million, or 8 percent. This growth was mainly attributable to a $23.0 million increase in service charges on deposit accounts and $19.5 million in revenues associated with our acquisition of Armstrong/Robitaille, partly offset by a $7.2 million decrease in trust and investment management fees. In addition, we had residual value writedowns in our auto lease portfolio of $9.0 million in the first nine months of 2002 compared with $28.3 million in the first nine months of 2001.

         o Noninterest expense was $984.3 million in the first nine months of 2002, an increase of $52.3 million, or 6 percent, over the first nine months of 2001. Salaries and employee benefits increased $47.0 million, or 9 percent, primarily attributable to higher incentives of $17.6 million, higher salaries of $22.6 million, and higher employee benefits of $6.7 million.

         o Income tax expense in the first nine months of 2002 was $188.7 million, a 33 percent effective income tax rate, which included a $3.3 million net reduction in income tax expense resulting from a change in a tax law in the State of California concerning the tax treatment of loan loss reserves. For the first nine months of 2001, the effective income tax rate was also 33 percent.

         o Return on average assets increased to 1.44 percent in the first nine months of 2002 compared to 1.35 percent in the first nine months of 2001. Our return on average common equity increased to
               13.73 percent in the first nine months of 2002 compared to 13.69 percent in the first nine months of 2001.

BUSINESS SEGMENTS

         We segregate our operations into four primary business units for the purpose of management reporting, as shown in the tables on the following pages. The results show the financial performance of our major business units.

         The risk-adjusted return on capital (RAROC) methodology used seeks to attribute economic capital to business units consistent with the level of risk they assume. These risks are primarily credit risk, market risk and operational risk. Credit risk is the potential loss in economic value due to the likelihood that the obligor will not perform as agreed. Market risk is the potential loss in fair value due to changes in interest rates, currency rates and volatilities. Operational risk is the potential loss due to failures in internal control, system failures, or external events.

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

                                                     COMMUNITY BANKING         COMMERCIAL FINANCIAL          INTERNATIONAL
                                                       AND INVESTMENT             SERVICES GROUP             BANKING GROUP
                                                       SERVICES GROUP
                                                     ______________________     ______________________      _____________________
                                                                    AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                     ____________________________________________________________________________
                                                       2001          2002         2001          2002          2001         2002
                                                     ________      ________     ________      ________      ________     ________
RESULTS OF OPERATIONS AFTER PERFORMANCE CENTER
  EARNINGS (DOLLARS IN THOUSANDS):
                  Net interest income                $174,830      $203,687     $171,791      $167,919      $  8,736     $  9,153
                  Noninterest income                  110,287       114,205       35,107        44,102        14,019       17,268
                                                     ________      ________     ________      ________      ________     ________
                  Total revenue                       285,117       317,892      206,898       212,021        22,755       26,421
                  Noninterest expense                 192,291       193,588       82,677        88,532        14,006       15,746
                  Credit expense (income)               9,479         7,363       32,851        47,380         1,164          474
                                                     ________      ________     ________      ________      ________     ________
                  Income before income tax expense
                    (benefit)                          83,347       116,941       91,370        76,109         7,585       10,201
                  Income tax expense (benefit)         31,880        44,730       30,627        24,055         2,901        3,902
                                                     ________      ________     ________      ________      ________     ________
                  Net income                         $ 51,467      $ 72,211     $ 60,743      $ 52,054      $  4,684     $  6,299
                                                     ========      ========     ========      ========      ========     ========
PERFORMANCE CENTER EARNINGS (DOLLARS IN THOUSANDS):
                  Net interest income                $    517      $    808     $  6,330      $ 11,075      $     --     $     --
                  Noninterest income                   (3,056)      (10,494)       9,052        15,009           121        1,098
                  Noninterest expense                  (1,051)       (8,030)       5,603        11,118            48          860
                  Total loans (dollars in millions)       100            97          846         1,055            --           --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
                  Total loans(1)                     $  9,145      $ 10,170     $ 15,386      $ 14,191      $  1,004     $  1,219
                  Total assets                         10,076        11,034       17,237        15,898         1,317        1,547
                  Total deposits(1)                    14,240        15,947        7,095         8,662         1,448        1,358
FINANCIAL RATIOS:
                  Return on risk adjusted capital(2)       35%           49%          13%           13%           23%          37%
                  Return on average assets(2)            2.03          2.60         1.40          1.30          1.41         1.62
                  Efficiency ratio(3)                   67.45         60.90        39.97         41.76         61.55        59.60

                                                             GLOBAL                     OTHER                   UNIONBANCAL
                                                         MARKETS GROUP                                          CORPORATION
                                                     ______________________     ______________________      _____________________
                                                                    AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                     ____________________________________________________________________________
                                                       2001          2002         2001          2002          2001         2002
                                                     ________      ________     ________      ________      ________     ________
RESULTS OF OPERATIONS AFTER PERFORMANCE CENTER
  EARNINGS (DOLLARS IN THOUSANDS):
                  Net interest income                $  5,855      $(10,135)    $ 16,879       $21,478      $378,091     $392,102
                  Noninterest income                   11,902         2,561        2,090         4,290       173,405      182,426
                                                     ________      ________     ________      ________      ________     ________
                  Total revenue                        17,757        (7,574)      18,969        25,768       551,496      574,528
                  Noninterest expense                   4,079         3,756       23,989        29,512       317,042      331,134
                  Credit expense (income)                 150            50        6,356      (15,267)        50,000       40,000
                                                     ________      ________     ________      ________      ________     ________
                  Income before income tax expense     13,528       (11,380)     (11,376)       11,523       184,454      203,394
                    (benefit)
                  Income tax expense (benefit)          5,174        (4,353)     (11,257)       (3,171)       59,325       65,163
                                                     ________      ________     ________      ________      ________     ________
                  Net income (loss)                  $  8,354      $ (7,027)    $   (119)     $ 14,694      $125,129     $138,231
                                                     ========      ========     ========      ========      ========     ========
PERFORMANCE CENTER EARNINGS (DOLLARS IN THOUSANDS):
                  Net interest income                $     --      $     --     $ (6,847)     $(11,883)     $     --     $     --
                  Noninterest income                   (7,131)       (8,578)       1,014         2,965            --           --
                  Noninterest expense                  (1,280)       (1,534)      (3,320)       (2,414)           --           --
                  Total loans (dollars in millions)        --            --         (946)       (1,152)           --           --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
                  Total loans(1)                     $     80      $    103     $    302      $    288      $ 25,917     $ 25,971
                  Total assets                          5,295         6,562          692           762        34,617       35,803
                  Total deposits(1)                     2,900         1,496          708           992        26,391       28,455
FINANCIAL RATIOS:
                  Return on risk adjusted capital(2)        8%           (4)%         na            na            na           na
                  Return on average assets(2)            0.63         (0.42)          na            na          1.43%        1.53%
                  Efficiency ratio(3)                   22.97        (49.59)          na            na         57.45        57.58

___________
(1) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2) Annualized

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent basis) and noninterest income. Foreclosed asset expense was immaterial in the first nine months of 2001 and $0.1 million in the first nine months of 2002.

na = not applicable

                                                     COMMUNITY BANKING         COMMERCIAL FINANCIAL          INTERNATIONAL
                                                       AND INVESTMENT             SERVICES GROUP             BANKING GROUP
                                                       SERVICES GROUP
                                                     ______________________     ______________________      _____________________
                                                                    AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                     ____________________________________________________________________________
                                                       2001          2002         2001          2002          2001         2002
                                                     ________      ________     ________      ________      ________     ________
RESULTS OF OPERATIONS AFTER PERFORMANCE CENTER
  EARNINGS (DOLLARS IN THOUSANDS):
                  Net interest income                $526,948      $584,910     $534,326      $483,592    $   27,371   $   28,024
                  Noninterest income                  311,176       330,153      112,403       141,458        43,198       49,988
                                                     ________      ________     ________      ________    __________   __________
                  Total revenue                       838,124       915,063      646,729       625,050        70,569       78,012
                  Noninterest expense                 557,204       576,735      235,034       259,583        41,737       46,155
                  Credit expense (income)              32,942        25,462       99,203       141,693         3,530        1,428
                                                     ________      ________     ________      ________    __________   __________
                  Income before income tax expense
                    (benefit)                         247,978       312,866      312,492       223,774        25,302       30,429
                  Income tax expense (benefit)         94,851       119,671      107,421        71,147         9,678       11,639
                                                     ________      ________     ________      ________    __________   __________
                  Net income                         $153,127      $193,195     $205,071      $152,627    $   15,624   $   18,790
                                                     ========      ========     ========      ========    ==========   ==========
PERFORMANCE CENTER EARNINGS (DOLLARS IN THOUSANDS):
                  Net interest income                $  2,623      $  1,900     $ 14,555      $ 29,141    $       --   $       --
                  Noninterest income                   (5,351)      (32,329)      20,154        42,330           270        3,139
                  Noninterest expense                  (3,208)      (24,048)      14,968        32,104           377        2,487
                  Total loans (dollars in millions)        92           111          767         1,048            --           --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
                  Total loans(1)                     $  8,803      $  9,904     $ 15,941      $ 14,152    $      980   $    1,095
                  Total assets                          9,758        10,776       17,775        15,808         1,346        1,421
                  Total deposits(1)                    14,134        15,433        6,979         8,232         1,403        1,493
FINANCIAL RATIOS:
                  Return on risk adjusted capital(2)       35%           45%          15%           13%           24%          38%
                  Return on average assets(2)            2.10          2.40         1.54          1.29          1.55         1.77
                  Efficiency ratio(3)                   66.48         63.03        36.34         41.53         59.14        59.16


                                                             GLOBAL                     OTHER                   UNIONBANCAL
                                                         MARKETS GROUP                                          CORPORATION
                                                     ______________________     ______________________      _____________________
                                                                    AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                     ____________________________________________________________________________
                                                       2001          2002         2001          2002          2001         2002
                                                     ________      ________     ________      ________      ________     ________

RESULTS OF OPERATIONS AFTER PERFORMANCE
  CENTER EARNINGS (DOLLARS IN THOUSANDS):
                  Net interest income                $  8,524      $ (2,885)    $ 46,906      $ 64,662    $1,144,075   $1,158,303
                  Noninterest income                   18,198         8,788       37,628        12,264       522,603      542,651
                                                     ________      ________     ________      ________    __________   __________
                  Total revenue                        26,722         5,903       84,534        76,926     1,666,678    1,700,954
                  Noninterest expense                  18,540        11,677       79,464        90,138       931,979      984,288
                  Credit expense (income)                 150           150       79,175      (23,733)       215,000      145,000
                                                     ________      ________     ________      ________    __________   __________
                  Income before income tax expense
                    (benefit)                           8,032        (5,924)     (74,105)        10,521      519,699      571,666
                  Income tax expense (benefit)          3,072        (2,266)     (44,889)      (11,475)      170,133      188,716
                                                     ________      ________     ________      ________    __________   __________
                  Net income (loss)                  $  4,960      $ (3,658)    $(29,216)     $ 21,996    $  349,566   $  382,950
                                                     ========      ========     ========      ========    ==========   ==========
PERFORMANCE CENTER EARNINGS (DOLLARS IN THOUSANDS):
                  Net interest income                $     --      $     --     $(17,178)     $(31,041)   $       --   $       --
                  Noninterest income                  (18,117)      (22,146)       3,044         9,006            --           --
                  Noninterest expense                  (3,275)       (3,766)      (8,862)       (6,777)           --           --
                  Total loans (dollars in millions)        --            --         (859)       (1,159)           --           --

AVERAGE BALANCES (DOLLARS IN MILLIONS):
                  Total loans(1)                     $     64      $     91     $    360      $    320    $   26,148   $   25,562
                  Total assets                          4,932         6,729          734           808        34,545       35,542
                  Total deposits(1)                     3,023         1,991          730           936        26,269       28,085
FINANCIAL RATIOS:
                  Return on risk adjusted capital(2)        2%           (1)%         na            na            na           na
                  Return on average assets(2)            0.13         (0.07)          na            na          1.35%        1.44%
                  Efficiency ratio(3)                   69.38        197.80           na            na         55.86        57.80

___________
(1) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2)  Annualized

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent basis) and noninterest income. Foreclosed asset expense was immaterial in the first nine months of 2001 and $0.1 million in the first nine months of 2002.

na = not applicable

         COMMUNITY BANKING AND INVESTMENT SERVICES GROUP

         The Community Banking and Investment Services Group provides financial products to individuals and small businesses including a set of credit, deposit, trust, risk management, and insurance products delivered through branches, relationship managers, private bankers, trust administrators, and insurance agents.

         In the third quarter of 2002, net income increased $20.7 million, or 40 percent, compared to the third quarter of 2001. Total revenue increased $32.8 million, or 12 percent, compared to a year earlier. Increased asset and deposit volumes offset the effect of a significantly lower interest rate environment leading to an increase of $28.9 million, or 17 percent, in net interest income over the prior year quarter. Noninterest income was $3.9 million, or 4 percent, higher than the prior year quarter primarily due to our acquisition of Armstrong/Robitaille. Noninterest expense increased $1.4 million, or 1 percent, compared to a year earlier with the majority of that increase being attributable to higher salaries and employee benefits mainly related to deposit gathering, small business growth, acquisitions and residential loan growth over the third quarter of 2001.

         In 2002, the Community Banking and Investment Services Group has been emphasizing growth in the consumer asset portfolio, expanding wealth management services, extending the small business franchise, expanding the branch network, and expanding cross selling activities throughout the bank. The strategy for growing the consumer asset portfolio primarily focuses on mortgage and home equity products that may be originated through the branch network, as well as through channels such as wholesalers, correspondents, and whole loan purchases. As of September 30, 2002, residential loans have grown by $1.3 billion, or 29 percent, from the same period last year. The Wealth Management division is focused on becoming a growing provider of banking and investment products for affluent individuals in geographic areas already served by us. We seek to provide quality service superior to that of our competitors, offering an attractive product suite. Core elements of the initiative to extend our small business franchise include improving our sales force, increasing marketing activities, adding new locations, and developing online capabilities to complement physical distribution. Expansion of the distribution network will be achieved through acquisitions and de novo branching. On October 31, 2002, the Company completed its acquisition of Valencia Bank and Trust, a commercial bank with $266 million in assets and five branches.

         The Community Banking and Investment Services Group is comprised of six major divisions: Community Banking, Wealth Management, Institutional Services and Asset Management, Consumer Asset Management, Government and Not-For-Profit Markets, and Insurance Services.

         COMMUNITY BANKING serves its customers through 254 full-service branches in California, 6 full-service branches in Oregon and Washington, and a network of 512 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our BANK@HOME product at www.UBOC.com. In addition, the division offers automated teller and point-of-sale merchant services.

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

         o     The  Private  Bank  focuses  primarily  on  delivering  financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms. Specific products and services include trust and estate services, investment account management services, and deposit and credit products. A key strategy of the Private Bank is to expand its business by leveraging existing Bank client relationships. Through 13 existing locations, the Private Bank relationship managers offer all of our available products and services.

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

         o     HighMark  Capital  Management,   Inc.,  a  registered  investment
               advisor, provides investment advisory services to affiliated domestic and offshore mutual funds, including the HighMark Funds. It also provides advisory services to Union Bank of California trust clients, including corporations, pension funds and individuals. HighMark Capital Management, Inc. also provides mutual fund support services. HighMark Capital Management Inc.'s strategy is to increase assets under management by broadening its client base and helping to expand the distribution of shares of its mutual fund clients.

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

         CONSUMER ASSET MANAGEMENT is the centralized underwriting,  processing,
servicing,   collection  and   administration   for  consumer  assets  including
residential loans and merchant bank cards.

         o Consumer Asset Management is centralized in two sites, one in San Diego and one in Brea, and

         o provides customer and credit management services for consumer loan products.

         GOVERNMENT AND NOT-FOR-PROFIT MARKETS provides a full range of treasury
management,   investment,   and  trust  services  to  government   entities  and
not-for-profit organizations.

         o The division, which primarily focuses on local, state, and federal agencies, includes an expanding product offering to the Native American government market. Niche markets have been developed that service colleges, universities, trade associations, cultural institutions, and religious non-profit organizations. The division's strategy is to expand its market presence by continued delivery of cash management products, internet based technology solutions, and expanding its tax-exempt lending capabilities to meet existing clients' needs.

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

         In the third quarter of 2002, net income decreased $8.7 million, or 14 percent, compared to the third quarter of 2001. Net interest income decreased $3.9 million, or 2 percent, primarily attributable to the lower interest rate environment, wherein our wholesale liabilities are closely tied to the effects of the lower treasury bill rates. The impact on earnings of decreasing earning asset balances was mitigated by a significantly lower cost of funds resulting from this lower interest rate environment. Noninterest income increased $9.0 million, or 26 percent, mainly due to net losses of only $2.8 million in the private equity portfolio in the third quarter of 2002 compared with net losses of $9.9 million in the third quarter of 2001. Excluding these private equity portfolio losses, noninterest income increased by 4 percent over the third quarter of 2001, which was primarily due to higher deposit-related service fees. Noninterest expense increased $5.9 million, or 7 percent, compared to a year earlier due to higher expenses to support increased product sales and deposit volume. Credit expense increased $14.5 million due to a refinement in the RAROC credit metrics that were implemented in late 2001 and not reflected in our third quarter 2001 results.

         The group's initiatives during 2002 included expanding wholesale deposit activities and increasing domestic trade financing. Loan growth strategies included originating, underwriting and syndicating loans in core competency markets, such as the California middle market, commercial real estate, energy, entertainment, equipment leasing and commercial finance. The
Commercial   Financial  Services  Group
provides strong processing services, including services such as check processing, front-end item processing, cash vault services and digital imaging.

         The Commercial Financial Services Group is comprised of the following business units:

         o     the  Commercial   Banking   Division,   which  serves  California
               middle-market and large corporate companies with commercial lending, trade financing, and asset-based loans;

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

         o the Energy Capital Services Division, which provides custom financing and project financing to oil and gas companies, as well as power and utility companies, nationwide; and

         o the National Banking Division, which provides custom financing to middle market and large corporate clients in their defined industries and geographic markets.

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

         In the third quarter of 2002, net income increased $1.6 million, or 35 percent, compared to the third quarter of 2001. Total revenue in the third quarter of 2002 increased $3.7 million, or 16 percent, compared to the third quarter of 2001. Net interest income increased $0.4 million, or 5 percent, over the third quarter of 2001, mainly due to higher loan volumes. Noninterest income was $3.2 million, or 23 percent, higher than the third quarter of 2001, mainly attributable to higher foreign remittance and collection commissions, reflecting a strategic focus on this business, and merchant card activity in the current quarter. Noninterest expense increased $1.7 million, or 12 percent, compared to the third quarter of 2001, with the majority of that increase attributable to merchant card activity. Also contributing to the group's overall increase in net income was a reduction in credit expense of $0.7 million, or 59 percent, compared to the third quarter of 2001. International Banking Group's business revolves around short-term, trade financing, mostly to banks, which we believe tends to result in significantly lower credit risk when compared to other lending activities and service-related income.

         The group has a long and stable history of providing correspondent banking and trade-related products and services to international financial institutions. We believe the group continues to be a market leader, achieving strong customer loyalty in the correspondent banking market. The International Banking Group, headquartered in San Francisco, also maintains representative offices in Asia and Latin America and an international banking subsidiary in New York.

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

         In the third quarter of 2002, net loss was $7.0 million compared to net income of $8.4 million in the third quarter of 2001. Total revenue in the third quarter of 2002 decreased $25.3 million, or 143 percent, compared to the third quarter of 2001, resulting from a $16.0 million decrease in net interest income and a $9.3 million decrease in noninterest income. The decrease in net interest income from the third quarter of 2001 was mainly attributed to a declining interest rate environment, offset in part by reduced volume and costs of wholesale funding and increased income from hedged positions. The noninterest income decrease, compared to the third quarter of 2001, was mainly attributable to higher net gains on the sale of securities in our investment securities portfolio in the third quarter of 2001 and to higher distribution of performance center earnings to other business segments of the bank in the current quarter. Noninterest expense increased $0.3 million, or 8 percent, compared to the third quarter of 2001.

         OTHER

         "Other" includes the following items:

         o corporate activities that are not directly attributable to one of the four major business units. Included in this category are goodwill amortization for periods prior to January 1, 2002 and certain other nonrecurring items such as merger and integration expense, certain parent company non-bank subsidiaries, and the elimination of the fully taxable-equivalent basis amount;

         o the adjustment between the credit expense under RAROC and the provision for credit losses under US GAAP and earnings associated with unallocated equity capital;

         o the Credit Management Group, containing the Special Assets Division, which includes $450 million and $396 million of nonperforming assets as of September 30, 2001 and 2002, respectively;

         o the Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the US, which are affiliated with companies headquartered outside the US, mostly in Japan; and

         o     the residual costs of support groups.

         Net income for "Other" in the third quarter of 2002 was $14.7 million. The results were impacted by the following factors:

         o credit expense (income) of ($15.3) million was due to the difference between the $40.0 million in provision for credit losses calculated under our US GAAP methodology and the $55.3 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

         o net interest income of $21.5 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for demand deposits in the Pacific Rim Corporate Group;

         o     noninterest income of $4.3 million; and

         o     noninterest expense of $29.5 million.

         Net loss for "Other" in the third quarter of 2001 was $0.1 million. The results were impacted by the following factors:

         o credit expense of $6.4 million due to the difference between the $50.0 million in provision for credit losses calculated under our US GAAP methodology and the $43.6 million in expected losses for the reportable business segments, which utilizes the RAROC methodology; offset by

         o net interest income of $16.9 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for demand deposits in the Pacific Rim Corporate Group;

         o     noninterest income of $2.1 million, and

         o     noninterest expense of $24.0 million.

NET INTEREST INCOME

         The following tables show the major components of net interest income and net interest margin.

                                                                        FOR THE THREE MONTHS ENDED
                                            ______________________________________________________________________________________
                                                    SEPTEMBER 30, 2001                           SEPTEMBER 30, 2002
                                            _________________________________________    _________________________________________
                                              AVERAGE           INTEREST     AVERAGE       AVERAGE            INTEREST    AVERAGE
                                              BALANCE           INCOME/       YIELD/       BALANCE            INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                                          EXPENSE(1)    RATE(1)                         EXPENSE(1)   RATE(1)
_____________________________________       ___________         ________     _______     ___________          ________    _______
ASSETS
Loans:(2)
  Domestic                                  $24,825,234         $442,062        7.08%    $24,770,565          $374,043       6.00%
  Foreign(3)                                  1,091,866           13,451        4.89       1,200,918             8,134       2.69
Securities--taxable                           4,853,629           75,728        6.24       5,907,792            76,825       5.20
Securities--tax-exempt                           42,501            1,475       13.88          35,761               990      11.08
Interest bearing deposits in banks               61,074              622        4.04         135,952               773       2.26
Federal funds sold and securities               164,876            1,398        3.36         327,820             1,467       1.78
purchased under resale agreements
Trading account assets                          303,879            1,691        2.21         378,715             1,415       1.48
                                            ___________         ________                 ___________          ________
    Total earning assets                     31,343,059          536,427        6.81      32,757,523           463,647       5.63
                                                                ________                                      ________
Allowance for credit losses                    (639,736)                                    (631,581)
Cash and due from banks                       2,191,527                                    1,860,183
Premises and equipment, net                     489,181                                      497,542
Other assets                                  1,232,909                                    1,319,808
                                            ___________                                  ___________
    Total assets                            $34,616,940                                  $35,803,475
                                            ===========                                  ===========
LIABILITIES
Domestic deposits:
  Interest bearing                          $ 5,941,131           33,509        2.24     $ 8,292,080            22,855       1.09
  Savings and consumer time                   3,481,091           26,605        3.03       3,614,192            14,593       1.60
  Large time                                  4,346,272           45,737        4.18       2,679,594            14,601       2.16
Foreign deposits(3)                           1,986,119           15,954        3.19       1,369,123             4,727       1.37
                                            ___________         ________                 ___________          ________
    Total interest bearing deposits          15,754,613          121,805        3.07      15,954,989            56,776       1.41
                                            ___________         ________                 ___________          ________
Federal funds purchased and
  securities sold under repurchase
  agreements                                  1,413,866           12,265        3.44         487,201             1,789       1.46
Commercial paper                              1,330,949           11,844        3.53       1,043,111             4,488       1.71
Other borrowed funds                            404,629            4,914        4.82         270,795             1,662       2.44
Medium and long-term debt                       200,000            2,142        4.25         399,697             2,375       2.36
UnionBanCal Corporation--obligated
  mandatorily redeemable preferred
  securities of subsidiary grantor
  trust                                         352,363            4,940        5.62         351,879             3,921       4.48
                                            ___________         ________                 ___________          ________
    Total borrowed funds                      3,701,807           36,105        3.87       2,552,683            14,235       2.22
                                            ___________         ________                 ___________          ________
    Total interest bearing liabilities       19,456,420          157,910        3.22      18,507,672            71,011       1.52
                                                                ________                                      ________
Noninterest bearing deposits                 10,636,680                                   12,500,463
Other liabilities                             1,026,176                                      980,413
                                            ___________                                  ___________
    Total liabilities                        31,119,276                                   31,988,548
SHAREHOLDERS' EQUITY
Common equity                                 3,497,664                                    3,814,927
                                            ___________                                  ___________
    Total shareholders' equity                3,497,664                                    3,814,927
                                            ___________                                  ___________

    Total liabilities and shareholders'
      equity                                $34,616,940                                  $35,803,475
                                            ===========                                  ===========

Net interest income/margin
  (taxable-equivalent basis)                                     378,517        4.81%                          392,636       4.77%
Less: taxable-equivalent adjustment                                  426                                           534
                                                                ________                                      ________
    Net interest income                                         $378,091                                      $392,102
                                                                ========                                      ========

__________
(1) Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(3) Foreign loans and deposits are those loans and deposits originated in foreign branches.

                                                                        FOR THE NINE MONTHS ENDED
                                            ______________________________________________________________________________________
                                                    SEPTEMBER 30, 2001                           SEPTEMBER 30, 2002
                                            _________________________________________    _________________________________________
                                              AVERAGE           INTEREST     AVERAGE       AVERAGE            INTEREST    AVERAGE
                                              BALANCE           INCOME/       YIELD/       BALANCE            INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                                          EXPENSE(1)    RATE(1)                         EXPENSE(1)   RATE(1)
_____________________________________       ___________         ________     _______     ___________          ________    _______
ASSETS
Loans:(2)
  Domestic                                  $25,093,475       $1,433,167        7.63%    $24,468,284          $1,113,279     6.08%
  Foreign(3)                                  1,054,397           45,873        5.82       1,094,168              23,642     2.89
Securities--taxable                           4,477,761          212,030        6.31       5,678,095             235,041     5.52
Securities--tax-exempt                           57,943            4,731       10.89          36,971               2,979    10.75
Interest bearing deposits in banks               68,631            2,249        4.38         113,779               1,898     2.23
Federal funds sold and securities
  purchased under resale agreements             142,965            4,585        4.29         782,607              10,354     1.77
Trading account assets                          333,906            6,817        2.73         298,505               3,107     1.39
                                            ___________       __________                 ___________          __________
    Total earning assets                     31,229,078        1,709,452        7.31      32,472,409           1,390,300     5.72
                                                              __________                                      __________
Allowance for credit losses                    (635,230)                                    (635,313)
Cash and due from banks                       2,204,603                                    1,878,616
Premises and equipment, net                     484,682                                      497,503
Other assets                                  1,262,310                                    1,328,587
                                            ___________                                  ___________
    Total assets                            $34,545,443                                  $35,541,802
                                            ===========                                  ===========
LIABILITIES
Domestic deposits:
  Interest bearing                          $ 5,999,738          110,321        2.46     $ 7,881,352              68,564     1.16
  Savings and consumer time                   3,394,569           84,878        3.34       3,587,824              46,830     1.75
  Large time                                  4,600,627          171,195        4.98       3,125,003              52,001     2.22
Foreign deposits(3)                           1,985,523           60,944        4.10       1,576,176              17,096     1.45
                                            ___________       __________                 ___________          __________
Total interest bearing deposits              15,980,457          427,338        3.58      16,170,355             184,491     1.53
                                            ___________       __________                 ___________          __________
Federal funds purchased and
  securities sold under repurchase
  agreements                                  1,419,912           48,687        4.58         463,067               5,134     1.48
Commercial paper                              1,383,999           46,882        4.53         999,030              12,998     1.74
Other borrowed funds                            456,195           16,630        4.87         543,796               8,740     2.15
Medium and long-term debt                       200,000            7,873        5.26         399,788               7,198     2.41
UnionBanCal Corporation--obligated
  mandatorily redeemable preferred
  securities of subsidiary grantor
  trust                                         352,215           16,329        6.18         352,183              11,832     4.47
                                            ___________       __________                 ___________          __________
    Total borrowed funds                      3,812,321          136,401        4.78       2,757,864              45,902     2.22
                                            ___________       __________                 ___________          __________
    Total interest bearing liabilities       19,792,778          563,739        3.81      18,928,219             230,393     1.63
                                                              __________                                      __________
Noninterest bearing deposits                 10,288,593                                   11,915,106
Other liabilities                             1,049,511                                      968,204
                                            ___________                                  ___________
    Total liabilities                        31,130,882                                   31,811,529
SHAREHOLDERS' EQUITY
Common equity                                 3,414,561                                    3,730,273
                                            ___________                                  ___________
    Total shareholders' equity                3,414,561                                    3,730,273
                                            ___________                                  ___________
    Total liabilities and shareholders'
      equity                                $34,545,443                                  $35,541,802
                                            ===========                                  ===========
Net interest income/margin
  (taxable-equivalent basis)                                   1,145,713        4.90%                          1,159,907     4.77%
Less: taxable-equivalent adjustment                                1,638                                           1,604
                                                              __________                                      __________
    Net interest income                                       $1,144,075                                      $1,158,303
                                                              ==========                                      ==========

__________
(1) Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

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

         THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2002

         Net interest income, on a taxable-equivalent basis, was $392.6 million in the third quarter of 2002, compared with $378.5 million in the third quarter of 2001. This increase of $14.1 million, or 4 percent, was attributable primarily to the impact of the decreasing interest rate environment throughout the prior year on interest bearing liabilities, increasing average noninterest bearing deposits, and higher earning assets, partly offset by significantly lower yields on our earning assets. Decreasing market rates resulted in a lower average yield of 118 basis points, which was favorably impacted by higher interest rate derivatives income of $12.5 million, on average earning assets of $32.8 billion. This lower average yield on earning assets was partly offset by lower rates on our interest bearing liabilities of 170 basis points on average balances of $18.5 billion. Mitigating the impact of the lower interest rate environment on our net interest margin was an increase in average earning assets of $1.4 billion, primarily in securities, funded by a $1.9 billion, or 18 percent, increase in average noninterest bearing deposits. The resulting impact of these changes on our net interest margin was a decrease of 4 basis points to
4.77 percent.

         Average earning assets were $32.8 billion in the third quarter of 2002, compared with $31.3 billion in the third quarter of 2001. This growth was attributable to a $1.1 billion, or 21 percent, increase in average securities. The increase in average securities, which were comprised primarily of fixed rate securities, reflected liquidity and interest rate risk management actions. While average loans increased $54.4 million, or less than 1 percent, over the prior year, our loan mix has substantially changed. Average commercial loans decreased by $1.5 billion mainly attributable to slower loan growth due to economic conditions, loan sales, and a reduction in our exposure to nonrelationship syndicated loans while average residential mortgages increased by $1.3 billion, which was a result of a strategic portfolio shift from more volatile commercial loans. Other loan categories included an increase in average commercial mortgages of $451.3 million and a decrease in average consumer loans and lease financing of $208.4 million and $145.0 million, respectively.

         NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2002

         Net interest income, on a taxable-equivalent basis, was $1.2 billion in the first nine months of 2002, compared with $1.1 billion in the first nine months of 2001. This increase of $14.2 million, or 1 percent, was attributable primarily to the impact of decreasing interest rate environment throughout the prior year on interest bearing liabilities, increasing average noninterest bearing deposits, and higher earning assets, partly offset by significantly lower yields on our earning assets. Decreasing market rates resulted in a lower average yield of 159 basis points, which was favorably impacted by higher interest rate derivatives income of $55.3 million, on average earning assets of $32.5 billion. This lower average yield on earning assets was partly offset by lower rates on our interest bearing liabilities of 218 basis points on average balances of $18.9 billion. Mitigating the impact of the lower interest rate environment on our net interest margin was an increase in average earning assets of $1.2 billion, primarily in securities, funded by a $1.6 billion, or 16 percent, increase in average noninterest bearing deposits. The resulting impact of these changes on our net interest margin was a decrease of 13 basis points to
4.77 percent.

         Average earning assets were $32.5 billion in the first nine months of 2002, compared with $31.2 billion in the first nine months of 2001. This growth was attributable to a $1.2 billion, or 26 percent, increase in average securities, partly offset by a $585.4 million, or 2 percent, decrease in average loans. The increase in average securities, which were comprised primarily of fixed rate securities, reflected liquidity and interest rate risk management actions. The decline in average loans was mostly due to a $2.2 billion decrease in average commercial loans mainly attributable to slower loan growth due to economic conditions, loan sales, and a reduction in our exposure to nonrelationship syndicated loans. The decrease in commercial loans was partly offset by an increase in average residential mortgages of $1.6 billion, which was a result of a strategic portfolio shift from more volatile commercial loans. Other loan categories included an increase in average commercial mortgages of $388.8 million and a decrease in average consumer loans and lease financing of $273.9 million and $152.8 million, respectively.


NONINTEREST INCOME

                                           FOR THE THREE MONTHS ENDED                        FOR THE NINE MONTHS ENDED
                                     _________________________________________       __________________________________________
                                     SEPTEMBER 30,      SEPTEMBER 30,  PERCENT       SEPTEMBER 30,      SEPTEMBER 30,   PERCENT
(DOLLARS IN THOUSANDS)                  2001                2002       CHANGE           2001                 2002       CHANGE
______________________               ________            ________      _______       ________             ________     ________
Service charges on deposit accounts  $ 62,742            $ 68,629         9.38%      $181,614             $204,641        12.68%
Trust and investment management
  fees                                 37,965              35,368        (6.84)       116,880              109,680        (6.16)
Merchant transaction processing
  fees                                 21,315              22,860         7.25         60,814               65,982         8.50
International commissions and
  fees                                 18,053              20,131        11.51         53,288               57,593         8.08
Brokerage commissions and fees          8,786               9,183         4.52         26,764               28,090         4.95
Merchant banking fees                   7,742               6,819       (11.92)        26,671               22,845       (14.35)
Gain on exchange of STAR System
  stock                                    --                  --           --         20,700                   --      (100.00)
Foreign exchange trading gains,
  net                                   6,351               8,193        29.00         19,472               21,653        11.20
Insurance commissions                      --               6,120           nm             --               19,525           nm
Securities gains (losses), net         (1,699)                550           nm          4,318               (3,313)          nm
Other                                  12,150               4,573       (62.36)        12,082               15,955        32.06
                                     ________            ________      _______       ________             ________     ________
Total noninterest income             $173,405            $182,426         5.20%      $522,603             $542,651         3.84%
                                     ========            ========      =======       ========             ========     ========

___________
nm = not meaningful

         THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2002

         In the third quarter of 2002, noninterest income was $182.4 million, an increase of $9.0 million, or 5 percent, over the third quarter of 2001. This increase was mainly attributable to incremental insurance commissions of $6.1 million related to the acquisition of Armstrong/Robitaille, a $5.9 million increase in service charges on deposit accounts, a $2.1 million increase in international commissions and fees, and a $1.5 million increase in merchant transaction processing fees, partly offset by a $2.6 million decrease in trust and investment management fees and a $0.9 million decrease in merchant banking fees. In addition, securities gains, net, were $0.6 million in the third quarter of 2002 compared to securities losses, net, of $1.7 million in the third quarter of 2001.

         Revenue from service charges on deposit accounts was $68.6 million, an increase of 9 percent over the third quarter of 2001. This increase was primarily attributable to an 18 percent increase in quarterly average demand deposits and reductions in the earnings credit rates, caused by the lower interest rate environment on analyzed deposit accounts, which resulted in customers paying fees for services rather than increasing required deposit balances.

         Trust and investment management fees were $35.4 million, a decrease of 7 percent over the third quarter of 2001. This decrease is primarily attributable to declining market conditions and their impact on transaction and asset-based fees. Total assets under administration of $129.7 billion at September 30, 2002 decreased by $5.8 billion, or 4 percent, from September 30, 2001.

         Merchant transaction processing fees were $22.9 million, an increase of 7 percent over the third quarter of 2001. This increase was primarily attributable to an increase in the volume of credit card drafts deposited by merchants and increased consumer usage of our enhanced Gold and Platinum version of our standard MasterMoney Card (debit card) aimed at stimulating consumer usage for higher dollar purchases.

         Insurance commissions were $6.1 million reflecting the incremental revenues associated with our acquisition of Armstrong/Robitaille.

         Securities gains, net, were $0.6 million compared to securities losses, net, of $1.7 million in the prior year. In the current quarter, we realized gains of $1.9 million on the sale of securities, offset by permanent writedowns on private capital securities of $1.4 million. In the third quarter of 2001, we realized net gains of $7.8 million on the sale of securities, offset by permanent writedowns on private capital securities of $9.5 million.

         Other noninterest income was $4.6 million, a decrease of $7.6 million from the third quarter of 2001. This decrease was mainly attributable to $5.6 million in higher valuation reserves for commercial loans held for sale and $3.4 million in unrealized losses on other non-publicly traded securities compared to an unrealized loss of $0.6 million in the third quarter of 2001.

         NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2002

         In the first nine months of 2002, noninterest income was $542.7 million, an increase of $20.0 million, or 4 percent, over the first nine months of 2001. In the prior year, we recognized a $20.7 million gain when our stock holding in STAR System was exchanged for Concord EFS stock. Excluding the gain on the exchange of our STAR System holdings, noninterest income increased $40.7 million, or 8 percent. This increase was mainly attributable to lower residual value writedowns in our auto lease portfolio of $19.3 million, a $23.0 million increase in service charges on deposit accounts, incremental insurance commissions of $19.5 million related to our acquisition of Armstrong/Robitaille, a $5.2 million increase in merchant transaction processing fees, and a $4.3 million increase in international commissions and fees, partly offset by a $7.2 million decrease in trust and investment management fees, and a $3.8 million decrease in merchant banking fees. In addition, securities losses, net, were $3.3 million in the first nine months of 2002 compared to securities gains, net, of $4.3 million in the first nine months of 2001.

         Revenue from service charges on deposit accounts was $204.6 million, an increase of 13 percent over the first nine months of 2001. This increase was primarily attributable to a 16 percent increase in average demand deposits and reductions in the earnings credit rates, caused by the lower interest rate environment on analyzed deposit accounts, which resulted in customers paying fees for services rather than increasing required deposit balances.

         Trust and investment management fees were $109.7 million, a decrease of 6 percent over the first nine months of 2001. This decrease is attributable to declining market conditions and their impact on transaction and asset-based fees.

         Merchant transaction processing fees were $66.0 million, an increase of 9 percent over the first nine months of 2001. This increase was primarily attributable to an increase in the volume of credit card drafts deposited by merchants and increased consumer usage of our enhanced Gold and Platinum version of our standard MasterMoney Card (debit card) aimed at stimulating consumer usage for higher dollar purchases.

         Merchant banking fees were $22.8 million, a decrease of 14 percent from the first nine months of 2001. This decrease was primarily attributable to fewer and smaller syndication and investment banking transactions as a result of current market conditions.

         Insurance commissions were $19.5 million reflecting the incremental revenues associated with our acquisition of Armstrong/Robitaille.

         Securities losses, net, were $3.3 million compared to securities gains, net, of $4.3 million in the prior year. In the first nine months of 2002, we had permanent writedowns on private capital securities of $10.3 million, partly offset by realized gains of $7.0 million on the sale of securities. In the first nine months of 2001, we realized net gains of $23.9 million on the sale of securities, including a $9.5 million gain on the sale of Concord EFS shares, partly offset by permanent writedowns on private capital securities of $19.6 million.

         Other noninterest income was $16.0 million, an increase of $3.9 million over the first nine months of 2001. The increase was mainly attributable to lower residual value writedowns in our auto lease portfolio of

$9.0 million in the first nine months of 2002 compared to $28.3 million in the first nine months of 2001. This increase was partly offset by higher unrealized losses on other non-publicly traded securities of $7.2 million in the current year compared to an unrealized loss of $1.7 million in the first nine months of 2001, $5.6 million in higher valuation reserve for loans held for sale in the current year, and a $3.1 million gain on the sale of leased equipment in the prior year.


NONINTEREST EXPENSE


                                            FOR THE THREE MONTHS ENDED                        FOR THE NINE MONTHS ENDED
                                     _________________________________________        __________________________________________
                                     SEPTEMBER 30,     SEPTEMBER 30,   PERCENT        SEPTEMBER 30,      SEPTEMBER 30,   PERCENT
(DOLLARS IN THOUSANDS)                  2001                2002       CHANGE            2001                 2002       CHANGE
_____________________                ________            ________      _______        ________             ________     ________
Salaries and other compensation      $140,147            $152,057         8.50%       $408,413             $448,690         9.86%
Employee benefits                      31,025              30,218        (2.60)         91,830               98,561         7.33
                                     ________            ________      _______        ________             ________     ________
  Salaries and employee benefits      171,172             182,275         6.49         500,243              547,251         9.40
Net occupancy                          23,779              27,340        14.98          70,375               75,750         7.64
Equipment                              16,985              16,343        (3.78)         48,252               48,650         0.82
Merchant transaction processing        13,324              14,644         9.91          39,687               41,993         5.81
Communications                         13,074              13,186         0.86          36,582               39,695         8.51
Software                                8,250              10,061        21.95          22,614               31,610        39.78
Professional services                   9,982              10,350         3.69          29,155               30,789         5.60
Advertising and public relations       10,084               9,145        (9.31)         28,134               27,774        (1.28)
Data processing                         8,885               7,944       (10.59)         26,935               24,475        (9.13)
Intangible asset amortization           3,635               1,497       (58.82)         10,806                3,661       (66.12)
Foreclosed asset expense (income)         (60)                 18           nm               1                  130           nm
Other                                  37,932              38,331         1.05         119,195              112,510        (5.61)
                                     ________            ________      _______        ________             ________     ________
  Total noninterest expense          $317,042            $331,134         4.44%       $931,979             $984,288         5.61%
                                     ========            ========      =======        ========             ========     ========

_____________
nm = not meaningful

         THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2002

         In the third quarter of 2002, noninterest expense was $331.1 million, an increase of $14.1 million, or 4 percent, over the third quarter of 2001. This increase was primarily due to a $11.1 million increase in salaries and employee benefits, a $3.6 million increase in net occupancy expense, a $1.8 million increase in software expense, and a $1.3 million increase in merchant transaction processing expense. These increases were partly offset by a $2.1 million decrease in intangible asset expense mostly attributable to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002, which eliminated the amortization of goodwill.

         Salaries and employee benefits were $182.3 million, an increase of 7 percent over the third quarter of 2001. This increase was primarily attributable to salary expense increases necessary to achieve our strategic goals to expand key businesses, to annual merit increases, to higher incentive expense, partially offset by lower benefit expenses primarily due to higher COLI (company-owned life insurance) income. Excluding higher COLI income, benefit expenses, including higher medical costs, would have been $2.9 million higher.

         Net occupancy expense was $27.3 million, an increase of 15 percent over the third quarter of 2001. This increase was primarily attributable to higher building rent, depreciation, leasehold amortization and maintenance expenses mainly associated with the opening of new branches and the Armstrong/Robitaille and First Western Bank acquisitions.

         Software expense was $10.1 million, an increase of 22 percent over the third quarter of 2001. This increase was primarily attributable to increased software purchases and development to support strategic technology initiatives.

         Merchant transaction processing expense was $14.6 million, an increase of 10 percent over the third quarter of 2001. This increase was primarily attributable to an increase in the volume of credit card drafts deposited by merchants.

         Intangible asset amortization expense was $1.5 million, a decrease of 59 percent from the third quarter of 2001. This decrease was primarily attributable to lower goodwill amortization related to the adoption of SFAS No. 142 in the first quarter of 2002.

         NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2002

         In the first nine months of 2002, noninterest expense was $984.3 million, an increase of $52.3 million, or 6 percent, over the same period in 2001. This increase was primarily due to a $47.0 million increase in salaries and employee benefits, a $9.0 million increase in software expense, and a $3.1 million increase in communications expense. These increases were partly offset by a $7.1 million decrease in intangible asset expense mostly attributable to the adoption of SFAS No. 142 in the first quarter of 2002, which eliminated the amortization of goodwill, a $2.5 million decrease in data processing expense, and a $6.7 million decrease in other noninterest expense.

         Salaries and employee benefits were $547.3 million, an increase of 9 percent over the first nine months of 2001. This increase was primarily attributable to increases in staff necessary to achieve our strategic goals to expand key businesses, to annual merit increases, to higher incentive expense, and to higher other benefit expenses including higher pension and medical costs.

         Software expense was $31.6 million, an increase of 40 percent over the first nine months of 2001. This increase was primarily attributable to increased software purchases and development to support strategic technology initiatives.

         Net occupancy expense was $75.8 million, an increase of 8 percent over the third quarter of 2001. This increase was primarily attributable to higher building rent, depreciation, leasehold amortization and maintenance expenses mainly associated with the opening of new branches and the Armstrong/Robitaille and First Western Bank acquisitions.

         Communications expense was $39.7 million, an increase of 9 percent over the first nine months of 2001. This increase was primarily attributable to higher costs associated with increased rates and usage for data and voice communication.

         Merchant transaction processing expense was $42.0 million, an increase of 6 percent over the third quarter of 2001. This increase was primarily attributable to an increase in the volume of credit card drafts deposited by merchants.

         Professional services expense was $30.8 million, an increase of 6 percent over the first nine months of 2001. This increase was primarily attributable to higher consulting expenses related to process improvement projects and higher legal expenses.

         Data processing expense was $24.5 million, a decrease of 9 percent over the first nine months of 2001. This decrease was primarily attributable to the impact of reductions in the earnings credit rates, caused by the lower interest rate environment, on analyzed deposit accounts used to offset vendor expenses.

         Intangible asset amortization expense was $3.7 million, a decrease of 66 percent from the third quarter of 2001. This decrease reflects the adoption of SFAS No. 142 in the first quarter of 2002.

         Other noninterest expense was $112.5 million, a decrease of 6 percent from the first nine months of 2001. This decrease was mainly due to the recognition of a $6.2 million loss at the adoption of SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," and higher derivative-related expenses of $3.6 million due to changes in the value of a portion of the interest rate options that were excluded from hedge accounting under SFAS No. 133, both of which occurred in the prior year.

INCOME TAX EXPENSE

         Income tax expense in the third quarter of 2002 was $65.2 million, a 32 percent effective income tax rate, which included a $3.3 million net reduction in income tax expense resulting from a change in a tax law in the State of California concerning the tax treatment of loan loss reserves. For the third quarter of 2001, the effective income tax rate was also 32 percent.

         Income tax expense in the first nine months of 2002 was $188.7 million, a 33 percent effective income tax rate, which included a $3.3 million net reduction in income tax expense resulting from a change in a tax law in the State of California concerning the tax treatment of loan loss reserves. For the first nine months of 2001, the effective income tax rate was also 33 percent.

LOANS

         The following table shows loans outstanding by loan type.

                                                                                                     PERCENT CHANGE TO
                                                                                                SEPTEMBER 30, 2002 FROM:
                                                                                             ______________________________
                                          SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
(DOLLARS IN THOUSANDS)                       2001               2001             2002            2001            2001
______________________________________    ___________       ___________      ____________    _____________     ____________
Domestic:
  Commercial, financial and industrial    $12,227,368       $11,476,361      $10,759,876            (12.00)%          (6.24)%
  Construction                              1,119,854         1,059,847        1,259,435             12.46            18.83
  Mortgage:
    Residential                             4,537,854         4,788,219        5,852,932             28.98            22.24
    Commercial                              3,434,037         3,590,318        3,950,568             15.04            10.03
                                          ___________       ___________       ___________    _____________     ____________
      Total mortgage                        7,971,891         8,378,537        9,803,500             22.98            17.01
  Consumer:
    Installment                             1,326,056         1,200,047          899,263            (32.19)          (25.06)
    Revolving lines of credit                 810,188           859,021        1,057,245             30.49            23.08
                                          ___________       ___________       ___________    _____________     ____________
      Total consumer                        2,136,244         2,059,068        1,956,508             (8.41)           (4.98)
  Lease financing                             981,290           979,242          836,688            (14.74)          (14.56)
                                          ___________       ___________       ___________    _____________     ____________
      Total loans in domestic offices      24,436,647        23,953,055       24,616,007              0.73             2.77
Loans originated in foreign branches        1,157,642         1,040,975        1,346,152             16.28            29.32
                                          ___________       ___________       ___________    _____________     ____________
      Total loans                         $25,594,289       $24,994,030      $25,962,159              1.44%            3.87%
                                          ===========       ===========      ============    =============     ============

         Our lending activities are predominantly domestic, with such loans comprising 95 percent of the total loan portfolio at September 30, 2002. Total loans at September 30, 2002 were $26.0 billion, an increase of 1 percent, from September 30, 2001. The increase was mainly attributable to an increase in the residential mortgage portfolio of $1.3 billion and an increase in the commercial mortgage portfolio of $516.5 million, partly offset by a decline in the commercial, financial and industrial loan portfolio of $1.5 billion and a decline in the consumer loan portfolio of $179.7 million.

         Commercial, financial and industrial loans continue to be a significant portion of our loan portfolio. These loans are extended principally to corporations, middle market businesses, and small businesses, with no industry concentration exceeding 10 percent of total loans. The commercial, financial and industrial loan portfolio was $10.8 billion, or 41 percent of total loans, at September 30, 2002, compared with $12.2 billion, or 48 percent of total loans, at September 30, 2001. The decrease of $1.5 billion, or 12 percent, from the prior year was primarily attributable to current economic conditions, loan sales, and reductions in our exposure in nonrelationship syndicated loans. The reduction in commercial, financial, and industrial loans is consistent with our strategy to reduce our exposure in more volatile commercial loans and increase the percentage of more stable consumer loans.

         The construction loan portfolio totaled $1.3 billion, or 5 percent of total loans, at September 30, 2002, compared with $1.1 billion, or 4 percent of total loans, at September 30, 2001. This growth of $139.6 million, or 12 percent, from the prior year was primarily attributable to a reasonably stable Southern California housing market during 2001 and 2002, despite the slowdown in the economy.

         Commercial mortgages were $4.0 billion, or 15 percent of total loans, at September 30, 2002, compared with $3.4 billion, or 13 percent of total loans, at September 30, 2001. The mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. The increase in commercial mortgages of $516.5 million, or 15 percent, from September 30, 2001, was primarily due to demand in the Southern California real estate market.

         Residential mortgages were $5.9 billion, or 23 percent of total loans, at September 30, 2002, compared with $4.5 billion, or 18 percent of total loans, at September 30, 2001. The residential mortgage portfolio consists of residential loans secured by one-to-four family residential properties primarily in California. The increase in residential mortgages of $1.3 billion, or 29 percent, from September 30, 2001, continues to be influenced by our strategic decision to increase our residential mortgage portfolio through increased in-house production and additional wholesale and correspondent channels.

         Consumer loans totaled $2.0 billion, or 8 percent of total loans, at September 30, 2002, compared with $2.1 billion, or 8 percent of total loans, at September 30, 2001. The decrease of $179.7 million, or 8 percent, was attributable to the impact of our decision to exit the indirect auto lending business in the third quarter of 2000, partly offset by an increase in home equity loans.

         Lease financing totaled $836.7 million, or 3 percent of total loans, at September 30, 2002, compared with $981.3 million, or 4 percent of total loans, at September 30, 2001. As we previously announced, effective April 20, 2001, we discontinued our auto leasing activity.

         Loans originated in foreign branches totaled $1.3 billion, or 5 percent of total loans, at September 30, 2002, compared with $1.2 billion, or 5 percent, at September 30, 2001. The increase in loans originated in foreign branches of $188.5 million, or 16 percent, from September 30, 2001, was attributable to an increase in trade related short-term loans and funded acceptances.

CROSS-BORDER OUTSTANDINGS

         Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of September 30, 2001, December 31, 2001 and September 30, 2002 for any country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding exclude local currency outstandings. For any country shown in the table below, we do not have significant local currency outstandings that are not hedged or are not funded by local currency borrowings.


                                                      FINANCIAL        PUBLIC       CORPORATIONS         TOTAL
                                                    INSTITUTIONS       SECTOR        AND OTHER       OUTSTANDINGS
(DOLLARS IN MILLIONS)                                  ENTITIES       BORROWERS
__________________________________________          ____________      _________     ____________     ____________
September 30, 2001
Korea                                                    $425           $--                $50               $475
December 31, 2001
Korea                                                    $468           $--                $46               $514
September 30, 2002
Korea                                                    $580           $--                $55               $635


PROVISION FOR CREDIT LOSSES

         We recorded a $40 million provision for credit losses in the third quarter of 2002, compared with a $50 million provision for credit losses for the same period in the prior year. The provision for credit losses in the first nine months of 2002 was $145 million, compared with a $215 million provision for credit losses for the same period in the prior year. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below.

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

         The unallocated allowance contains amounts that are based on management's evaluation of conditions that are not directly reflected in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following, which existed at the balance sheet date:

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

         Executive management reviews these conditions quarterly in discussion with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such conditions may be reflected as a specific allowance, applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the probable loss related to such condition is reflected in the unallocated allowance.

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

         COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES FROM DECEMBER 31, 2001

         During the third quarter of 2002, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses. Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, affected the assessment of the unallocated allowance.

         At December 31, 2001, our total allowance for credit losses was $635 million or 2.54 percent of the total loan portfolio and 129 percent of total nonaccrual loans. At September 30, 2002, our total allowance for credit losses was $623 million or 2.40 percent of the total loan portfolio and 158 percent of total nonaccrual loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2001, total impaired loans were $492 million and the associated impairment allowance was $98 million compared with $395 million and $87 million, respectively, at September 30, 2002. The impairment allowance at September 30, 2002 reflects a refinement of methodology for estimating losses for impaired loans. The December 31, 2001 impairment allowance has not been restated.

         We recorded a $40 million provision in the third quarter of 2002 as a result of management's assessment of factors, including the continued slow US economy, uncertainty in the communication/media, power, real estate, airlines, and other sectors in domestic markets in which we operate, and growth and changes in the composition of the loan portfolio. Losses inherent in large commercial loans are more difficult to assess because historically these have been more volatile than losses from other credits.

         CHANGES IN THE FORMULA AND SPECIFIC ALLOWANCES

         At September 30, 2002, the formula allowance remained relatively unchanged at $321 million, compared to $325 million at December 31, 2001, a decrease of $4 million.

         At September 30, 2002, the specific allowance was $124 million compared to $138 million at December 31, 2001, a net decrease of $14 million. The specific allowance includes $15 million related to aircraft leases. The net decline was primarily due to charge-offs recognized year-to-date as well as a refinement in our estimated losses for impaired loans and a decline in nonaccrual loans.

         CHANGES IN THE UNALLOCATED ALLOWANCE

         At September 30, 2002, the unallocated allowance was $178 million, compared to $172 million at December 31, 2001, an increase of $6 million. In evaluating the appropriateness of the unallocated allowance, we considered the following factors as well as more general factors such as the interest rate environment and the impact of the economic downturn on those borrowers who have a more leveraged financial profile:

         o the adverse effects of declining wholesale power prices, continued accounting concerns, and uncertainties regarding the course of deregulation on borrowers in the power industry, which could be in the range of $25 million to $50 million;

         o the adverse effects of changes in the economic, regulatory, and technology environments on borrowers in the communications/media industry, which could be in the range of $18 million to $40 million;

         o the adverse effects of the general weakening in commercial real estate markets reflecting weak demand, as well as the specific deterioration in Northern California, which could be in the range of $16 million to $32 million;

         o the adverse effects of the continued weak economic conditions in certain Asia/Pacific Rim countries and the reduced strength of the Japanese corporate parents of our Pacific Rim borrowers, which could be in the range of $7 million to $13 million; and

         o the adverse effects of continued soft consumer confidence on borrowers in the retailing industry, which could be in the range of $6 million to $12 million.

         There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth above. See "Certain Business Risks Factors."

         CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

         The following table sets forth a reconciliation of changes in our allowance for credit losses.



                                                                FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                               ______________________      _____________________
(DOLLARS IN THOUSANDS)                                            2001          2002          2001         2002
____________________________________________________________   ________      ________      ________     ________
Balance, beginning of period                                   $626,537      $624,948      $613,902     $634,509
Loans charged off:
  Commercial, financial and industrial                           65,974        48,284       230,680      178,462
  Construction                                                      567            --           567           --
  Mortgage                                                           37         2,097            95        2,525
  Consumer                                                        3,299         1,845         9,534        6,672
  Lease financing                                                   807           479         2,595        1,986
                                                               ________      ________      ________     ________
    Total loans charged off                                      70,684        52,705       243,471      189,645
Recoveries of loans previously charged off:
  Commercial, financial and industrial                           22,467         8,769        40,477       26,108
  Construction                                                       --            --            --           40
  Mortgage                                                           --            75            24          214
  Consumer                                                        1,027         2,012         3,279        3,793
  Lease financing                                                   282           115           601          497
  Foreign(1)                                                         --            --            14           --
                                                               ________      ________      ________     ________
    Total recoveries of loans previously charged off             23,776        10,971        44,395       30,652
                                                               ________      ________      ________     ________
                    Net loans charged off                        46,908        41,734       199,076      158,993
Provision for credit losses                                      50,000        40,000       215,000      145,000
Foreign translation adjustment and other net additions
  (deductions)(2)                                                    54          (136)         (143)       2,562
                                                               ________      ________      ________     ________
Balance, end of period                                         $629,683      $623,078      $629,683     $623,078
                                                               ========      ========      ========     ========
Allowance for credit losses to total loans                         2.46%         2.40%         2.46%        2.40%
Provision for credit losses to net loans charged off             106.59         95.85        108.00        91.20
Net loans charged off to average loans outstanding for
  the period(3)                                                    0.72          0.64          1.02         0.83

____________
(1)   Foreign loans are those loans originated in foreign branches.

(2) Includes a second quarter 2002 addition of $2.4 million related to the First Western Bank acquisition.

(3)   Annualized.

         Total loans charged off in the third quarter of 2002 decreased by $18.0 million from the third quarter of 2001, primarily due to a $17.7 million decrease in commercial, financial and industrial loans charged off. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

         Third quarter 2002 recoveries of loans previously charged off decreased by $12.8 million from the third quarter of 2001. The percentage of net loans charged off to average loans outstanding for the third quarter of 2002 decreased by 8 basis points from the same period in 2001. At September 30, 2002, the allowance for credit losses exceeded the annualized net loans charged off during the third quarter of 2002, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

         Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.



NONPERFORMING ASSETS


                                                                        SEPTEMBER 30,      DECEMBER 31,       SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                       2001               2001                2002
_____________________________________________________                   ____________       ___________        ____________
Commercial, financial and industrial                                    $    419,544       $   471,509        $    367,888
Construction                                                                      --                --               1,096
Commercial mortgage                                                           24,975            17,430              24,133
Lease financing                                                                   --             2,946               2,095
                                                                        ____________       ___________        ____________
   Total nonaccrual loans                                                    444,519           491,885             395,212
Foreclosed assets                                                                378               597                 309
Distressed loans held for sale                                                 5,349                --                  --
                                                                        ____________       ___________        ____________
   Total nonperforming assets                                           $    450,246       $   492,482        $    395,521
                                                                        ============       ===========        ============
Allowance for credit losses                                             $    629,683       $   634,509        $    623,078
                                                                        ============       ===========        ============
Nonaccrual loans to total loans                                                 1.74%             1.97%               1.52%
Allowance for credit losses to nonaccrual loans                               141.65            129.00              157.66
Nonperforming assets to total loans, distressed loans
  held for sale and foreclosed assets                                           1.76              1.97                1.52
Nonperforming assets to total assets                                            1.28              1.37                1.05

         At September 30, 2002, nonperforming assets totaled $395.5 million, a decrease of $54.7 million, or 12 percent, from September 30, 2001. The decrease was primarily due to moderate inflows of nonaccrual loans, coupled with continuing higher levels of pay-downs and charge-offs.

         Nonaccrual loans as a percentage of total loans were 1.52 percent at September 30, 2002, compared with 1.74 percent at September 30, 2001. Nonperforming assets as a percentage of total loans, distressed loans held for sale, and foreclosed assets were 1.52 percent at September 30, 2002, compared to
1.76 percent at September 30, 2001.


LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING


                                                                        SEPTEMBER 30,      DECEMBER 31,       SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                      2001               2001                2002
_____________________________________________________                   ____________       ___________        ____________
Commercial, financial and industrial                                    $      5,993       $    26,571        $        565
Mortgage:
  Residential                                                                  5,063             4,854               4,127
  Commercial                                                                     710             2,356                  --
                                                                        ____________       ___________        ____________
    Total mortgage                                                             5,773             7,210               4,127
Consumer and other                                                             2,459             2,579               2,121
                                                                        ____________       ___________        ____________
    Total loans 90 days or more past due and still
      accruing                                                          $     14,225       $    36,360        $      6,813
                                                                        ============       ===========        ============

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT INTEREST RATE RISK MANAGEMENT (OTHER THAN TRADING)

         THE FOLLOWING INFORMATION ON MARKET RISK ASSOCIATED WITH INTEREST RATE RISK IS BEING PROVIDED IN ORDER TO EXPAND THE INFORMATION ON THE ASSUMPTIONS USED IN OUR SIMULATION MODELS, WHICH QUANTIFY OUR SENSITIVITY TO CHANGES IN INTEREST RATES. SEE ALSO PART I, ITEM 3 OF THIS DOCUMENT, TITLED "MARKET RISK."

         We engage in asset and liability management activities with the primary purposes of managing the sensitivity of net interest income (NII) to changes in interest rates within limits established by the Board of Directors (Board) and maintaining a risk profile that is consistent with management's strategic objectives.

         The Asset & Liability Management (ALM) policy approved by the Board requires monthly monitoring of interest rate risk by the Asset & Liability Management Committee (ALCO), which is composed of UnionBanCal Corporation executives. As part of the management of our interest rate risk, ALCO may direct changes in the composition of the balance sheet and the extent to which we utilize investment securities and derivative instruments such as interest rate swaps, floors, and caps to hedge the our interest rate exposures. Traditionally, we have entered into swaps and floors to offset the adverse impact that declining interest rates would have on the interest income generated by our variable rate commercial loans. For a further discussion of derivative instruments see Note 6--"Derivative Instruments and Other Financial Instruments Used For Hedging" of the Notes to Condensed Consolidated Financial Statements.

         We use two types of simulation models to quantify the sensitivity of NII to changes in interest rates: a shock simulation model and a Monte Carlo simulation model. In both approaches, NII is adjusted to incorporate the effect of certain noninterest expense items related to demand deposit accounts that are nevertheless sensitive to changes in interest rates.

         Our primary simulation tool involves a shock analysis in which we estimate the impact that immediate and sustained parallel shifts in the yield curve would have on NII over a 12-month horizon. Under policy limits established by the Board, the negative change in simulated NII in either the up or down 200 basis point shock scenarios may not exceed 8 percent of NII as measured in the flat rate, or no change, scenario. The following table sets forth the shock sensitivity results in both the up and down 200 basis point scenarios as of June 30, 2002 and September 30, 2002.


                                              JUNE 30,       SEPTEMBER 30,
(DOLLARS IN MILLIONS)                           2002               2002
_____________________________________        ___________     _____________

+200 basis points                              $  48.3               $ 38.3
as a percentage of flat rate scenario NII         3.24%                2.64%
-200 basis points                              $ (66.5)              $ (7.2)
as a percentage of flat rate scenario NII         4.47%                0.50%



         Asset sensitivity in the minus 200 basis point shock simulation decreased significantly in the third quarter of 2002, primarily as a result of the execution of interest rate hedges in July and August, which included $1 billion in "zero cost" collars and $1 billion in receive-fixed swaps. Both types of hedges will generate income in a declining interest rate environment, thereby offsetting the reduction in interest income from our LIBOR-based commercial loans. However, the collars, which involve the simultaneous purchase of at-the-money floors and sale of out-of-the-money caps, have less of a negative impact on interest income than swaps when interest rates rise, as evidenced by the decrease of $10 million in the plus 200 basis point shock, compared to the $59.3 million reduction in risk in the down scenario. Overall, the flattening of the yield curve in the third quarter and the associated increase in mortgage asset prepayment activity had a negative effect on our NII. However, we believe our NII sensitivity profile indicates that our exposure to further acceleration of prepayment speeds has diminished. With Treasury yields nearing all-time lows in late September, the prepayment levels projected by our model do not increase significantly from current levels, even if interest rates decline further. Consequently, the assumed loss of income from reinvesting prepaid cash flows at lower rates decreased. However, in formulating our interest rate risk management strategy we will continue to closely monitor prepayment activity in our investment and residential mortgage portfolios and test our model assumptions against actual data.

         With federal funds and LIBOR rates at the end of the third quarter of 2002 already below two percent, a downward shock scenario of 200 basis points would result in short-term rate levels below zero percent. As a result, we believe that a downward shock scenario of 100 basis points provides a more reasonable measure of asset sensitivity in a falling interest rate environment. As of September 30, 2002, the difference between flat rate Adjusted NII and Adjusted NII after a 100 basis point downward shock was plus $15.6 million, or 1.08% percent of a flat rate NII. This represents a favorable change of $38.1 million from the second quarter, when the difference was ($22.5) million due to the execution of $2 billion in interest rate derivatives and slowing prepayment speeds, described previously.

         In the Monte Carlo simulation analysis, we randomly sample up to 300 paths that short-term interest rates could take over the next 12 months and calculate the NII associated with each path. The result is a probability distribution of 12-month NII outcomes. Earnings-at risk (EaR), defined as the potential negative change in NII, is measured at a 97.5% confidence level and is managed within the limit established by the Board's ALM policy at 5 percent of mean NII. The following table summarizes our EaR as a percentage of mean NII as of June 30, 2002 and September 30, 2002.


                                                    JUNE 30,      SEPTEMBER 30,
(DOLLARS IN MILLIONS)                                2002              2002
 _________________________________________         _________      _____________
EaR                                                 $25.8             $19.7
EaR as a percentage of mean NII                      1.78%             1.39%


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

LIQUIDITY

         Liquidity risk represents the potential for loss as a result of limitations on our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The ALM policy approved by the Board requires quarterly reviews of our liquidity by ALCO. Our liquidity management draws upon the strengths of our extensive retail and commercial market business franchise, coupled with the ability to obtain funds for various terms in a variety of domestic and international money markets. Liquidity is managed through an ALCO coordination process on a bank-wide basis, and implemented through the funding and investment functions of the Global Markets Group.

         Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common shareholders' equity, funded 79 percent of average total assets of $35.8 billion for the third quarter ended September 30, 2002. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper and other borrowings. In the fourth quarter of 2001, we issued $200 million in medium-term notes, the proceeds of which were utilized for general corporate purposes.

         Liquidity may also be provided by the sale or maturity of assets. Such assets include interest bearing deposits in banks, federal funds sold and securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $0.8 billion during the third quarter of 2002. Additional liquidity may be provided by investment securities available for sale and by loan maturities.

REGULATORY CAPITAL

         The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.


UNIONBANCAL CORPORATION


                                          SEPTEMBER 30,   DECEMBER 31,    SEPTEMBER 30,       MINIMUM
                                              2001            2001             2002         REGULATORY
(DOLLARS IN THOUSANDS)                                                                      REQUIREMENT
___________________________               ____________    ____________    _____________     ___________
CAPITAL COMPONENTS
Tier 1 capital                             $ 3,631,340     $ 3,661,231     $ 3,617,173
Tier 2 capital                                 605,605         598,812         568,163
                                           ___________     ___________     ___________
Total risk-based capital                   $ 4,236,945     $ 4,260,043     $ 4,185,336
                                           ===========     ===========     ===========
Risk-weighted assets                       $32,473,206     $31,906,438     $32,457,228
                                           ===========     ===========     ===========
Quarterly average assets                   $34,572,908     $34,760,203     $35,690,024
                                           ===========     ===========     ===========

CAPITAL RATIOS                   AMOUNT   RATIO       AMOUNT    RATIO      AMOUNT   RATIO       AMOUNT   RATIO
___________________________   __________  _____     __________  ______   __________ ______    __________  _____
Total capital (to
  risk-weighted assets)       $4,236,945  13.05%    $4,260,043  13.35%   $4,185,336 12.89%  > $2,596,578   8.0%
                                                                                            -
Tier 1 capital (to
  risk-weighted assets)        3,631,340   11.18     3,661,231   11.47    3,617,173  11.14  >  1,298,289   4.0
                                                                                            -
Leverage(1)                    3,631,340   10.50     3,661,231   10.53    3,617,173  10.13  >  1,427,601   4.0
                                                                                            -

____________
(1) Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).


UNION BANK OF CALIFORNIA, N.A.


                                          SEPTEMBER 30,   DECEMBER 31,    SEPTEMBER 30,       MINIMUM             "WELL-CAPITALIZED"
                                              2001            2001             2002         REGULATORY               REGULATORY
(DOLLARS IN THOUSANDS)                                                                      REQUIREMENT             REQUIREMENT
___________________________               ____________    ____________    _____________     ___________            _________________
CAPITAL COMPONENTS
Tier 1 capital                             $ 3,275,643     $ 3,323,096     $ 3,271,284
Tier 2 capital                                 495,165         487,640         479,792
                                           ___________     ___________     ___________
Total risk-based capital                   $ 3,770,808     $ 3,810,736     $ 3,751,076
                                           ===========     ===========     ===========
Risk-weighted assets                       $31,887,207     $31,271,268     $31,803,655
                                           ===========     ===========     ===========
Quarterly average assets                   $34,132,248     $34,282,625     $35,160,630
                                           ===========     ===========     ===========


CAPITAL RATIOS                   AMOUNT   RATIO       AMOUNT    RATIO      AMOUNT   RATIO       AMOUNT   RATIO     AMOUNT     RATIO
___________________________   __________  _____     __________  ______   __________ ______    __________  _____   __________  _____
Total capital (to
  risk-weighted assets)        $3,770,808  11.83%   $3,810,736  12.19%   $3,751,076 11.79%  > $2,544,292   8.0% > $3,180,366  10.0%
                                                                                            -                   -
Tier 1 capital (to
  risk-weighted assets)         3,275,643   10.27    3,323,096  10.63    3,271,284  10.29   >  1,272,146   4.0  >  1,908,219   6.0
                                                                                            -                   -
Leverage(1)                     3,275,643    9.60    3,323,096   9.69    3,271,284   9.30   >  1,406,425   4.0  >  1,758,032   5.0
                                                                                            -                   -

_____________
(1) Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

         We  and  Union  Bank  of  California,   N.A.  are  subject  to  various
regulations issued by federal banking agencies, including minimum capital requirements. We and Union Bank of California, N.A. are required to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the leverage ratio).

         Compared with December 31, 2001, our Tier 1 risk-based capital ratio at September 30, 2002 decreased 33 basis points to 11.14 percent, our total risk-based capital ratio decreased 46 basis points to 12.89 percent, and our leverage ratio decreased 40 basis points to 10.13 percent. The decreases in the capital ratios were primarily attributable to higher risk-weighted assets of $550.8 million, or 1.7 percent, resulting from higher earning asset levels in the current year. Shareholders' equity, excluding unrealized gains on securities available for sale and on cash flow hedges as recognized in other comprehensive income, was slightly lower by $13.5 million, or 0.4 percent. The impact of increased retained earnings from net income in the first nine months of 2002 on shareholders' equity was mostly offset by our $300 million common share repurchase from Bank of Tokyo-Mitsubishi announced on August 27, 2002.

         As of September 30, 2002, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of a "well-capitalized" institution, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio, and 5 percent for the leverage ratio.

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

         THE TRAGIC EVENTS OF SEPTEMBER 11 AND THE ENSUING WAR ON TERRORISM
           CONTRIBUTED TO THE DOWNTURN IN US ECONOMIC CONDITIONS WHICH CONTINUES

         On-going acts or threats of terrorism and actions taken by the US or other governments as a result of such acts or threats, including possible military action, have contributed to the continuing downturn in US economic conditions and could further adversely affect business and economic conditions in the US generally and in our principal markets. For example, the events of September 11, 2001, caused a decrease in air travel in the US, which adversely affected the airline industry and many other travel-related industries, including those operating in California.

         ADVERSE ECONOMIC FACTORS AFFECTING CERTAIN INDUSTRIES COULD ADVERSELY
           AFFECT OUR BUSINESS

         We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to residential real estate. Accordingly, a downturn in the real estate and housing industries in California could have an adverse effect on our operations. Similarly, a portion of our total loan portfolio is to borrowers in the agricultural industry. Adverse weather conditions, combined with low commodity prices, may adversely affect the agricultural industry and, consequently, may impact our business negatively. In addition, auto leases comprise a declining portion of our total loan portfolio. We ceased originating auto leases in April 2001; however, continued deterioration in the used car market may result in additional losses on the valuation of auto lease residuals on our remaining auto leases. We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the communications/media industry, the retailing industry, the airlines industry and the technology industry. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs.

         RISKS ASSOCIATED WITH CURTAILED MARKET ACCESS OF POWER COMPANIES COULD
           AFFECT OUR PORTFOLIO CREDIT QUALITY

         The recent failure of Enron Corporation and WorldCom, Inc., coupled with continued turbulence in energy markets, has significantly impacted debt ratings and equity valuations of a broad spectrum of power companies, particularly those involved in energy trading and in deregulated or non-regulated markets. These developments have sharply reduced these companies' ability to access public debt and equity markets, contributing to heightened liquidity pressures. Should these negative trends continue and /or intensify, the credit quality of certain of our borrowers could be adversely affected.

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

         SHAREHOLDER VOTES ARE CONTROLLED BY THE BANK OF TOKYO-MITSUBISHI, LTD.;
           OUR INTERESTS MAY NOT BE THE SAME AS THE BANK OF TOKYO-MITSUBISHI'S INTERESTS

         The Bank of Tokyo-Mitsubishi, Ltd., a wholly owned subsidiary of Mitsubishi Tokyo Financial Group, Inc., owns a majority (approximately 65 percent as of September 30, 2002) of the outstanding shares of our common stock. As a result, The Bank of Tokyo-Mitsubishi, Ltd. can elect all of our directors and as a result can control the vote on all matters, including determinations such as: approval of mergers or other business combinations; sales of all or substantially all of our assets; any matters submitted to a vote of our shareholders; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to common stock or other equity securities; and other matters that might be favorable to The Bank of Tokyo-Mitsubishi, Ltd.

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

         Banks, securities firms, and insurance companies can now combine in a new type of financial services company called a "financial holding company." Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Recently, a number of foreign banks have acquired financial services companies in the US, further increasing competition in the US market.

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

         ADVERSE EFFECTS OF, OR CHANGES IN, BANKING OR OTHER LAWS AND
           REGULATIONS OR GOVERNMENTAL FISCAL OR MONETARY POLICIES COULD ADVERSELY AFFECT US

         We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by any future changes in laws, regulations, policies or interpretations, including legislative and regulatory reactions to the terrorist attack on September 11, 2001, and future acts of terrorism, and the Enron Corporation, WorldCom, Inc. and other major US corporate bankruptcies and recent reports of accounting irregularities at US public companies, including various large and publicly traded companies. Additionally, our international activities may be subject to the laws and regulations of the jurisdiction where business is being conducted. International laws, regulations and policies affecting us and our subsidiaries may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to The Bank of Tokyo-Mitsubishi, Ltd.'s controlling ownership of us, laws, regulations and policies adopted or enforced by the Government of Japan may adversely affect our activities and investments and those of our subsidiaries in the future.

         Additionally, our business is affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board (FRB), which regulates the supply of money and credit in the US. Under long-standing policy of the FRB, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in US government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, results of operations and financial condition.

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

         WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR OPERATING STRATEGIES

         From time to time, we develop long-term financial performance goals to guide and measure the success of our operating strategies. We can make no assurances that we will be successful in achieving these long-term goals or that our operating strategies will be successful. Achieving success in these areas is dependent on a number of factors, many of which are beyond our direct control. Factors that may adversely affect our ability to attain our long-term financial performance goals include:

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

         RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR DIVESTITURES OR
           RESTRUCTURING MAY ADVERSELY AFFECT US

         We may seek to acquire or invest in companies, technologies, services or products that complement our business. There can be no assurance that we will be successful in completing any such acquisition or investment as this will depend on the availability of prospective target companies at valuation levels we find attractive and the competition for such opportunities from other bidders. In addition, we continue to evaluate the performance of all of our businesses and business lines and may sell a business or business line. Any acquisitions, divestitures or restructuring may result in the issuance of potentially dilutive equity securities, significant write-offs, including those related to goodwill and other intangible assets and/or the incurrence of debt, any of which could have a material adverse effect on our business, financial condition and results of operations. Acquisitions, divestitures or restructuring could involve numerous additional risks including difficulties in obtaining any required regulatory approvals and in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, higher than expected deposit attrition (run-off), divestitures required by regulatory authorities, the disruption of our business, and the potential loss of key employees. There can be no assurance that we will be successful in overcoming these or any other significant risks encountered.

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

ITEM 3. MARKET RISK.

         A complete explanation concerning our market risk exposure is incorporated by reference from the text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10-K for the year ended December 31, 2001 and by reference to Part I, Item 2 of this document under the captions "Quantitative and Qualitative Disclosure about Interest Rate Risk Management (Other Than Trading)," "Liquidity," and "Certain Business Risk Factors."

ITEM 4. CONTROLS AND PROCEDURES


         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of a date within 90 days of the filing of this quarterly report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined by 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 ("the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We are subject to various pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable.

         Union Bank of California, our major subsidiary, (the Bank) has been named in two suits pending in the United States District Court for the Central District of California, ROCKOFF V UNION BANK OF CALIFORNIA ET AL (filed December 21, 2001) and NEILSON V UNION BANK OF CALIFORNIA ET AL (filed September 4, 2002) in which the plaintiffs seek in excess of $250 million lost by those who invested money in various investment arrangements conducted by an individual named Reed Slatkin. Mr. Slatkin is alleged to have been operating a fraudulent investment scheme commonly referred to as a "Ponzi" scheme. The plaintiffs in the ROCKOFF case are various investors in the arrangements conducted by Mr. Slatkin and the plaintiffs in the NEILSON case include both investors and the trustee of Mr. Slatkin's bankruptcy estate. A substantial majority of those who invested with Mr. Slatkin had no relationship with the Bank. A small minority, comprising less than five percent of the investors, had custodial accounts with the Bank. The NEILSON case seeks to impose liability upon the Bank and two other financial institutions for both the losses suffered by those custodial customers as well as investors who had no relationship with the Bank.

         Although the cases are in the preliminary stages of litigation, the Bank has numerous legal defenses which it will invoke. Based on our evaluation to date of these two cases, management believes that these lawsuits will not result in a material adverse effect on our financial position or results of operations. In addition, we believe that the disposition of all other claims currently pending will also not have a material adverse effect on our financial position or results of operations.

ITEM 5. OTHER INFORMATION

         ANNUAL MEETING OF SHAREHOLDERS: The Annual Meeting of Shareholders will be held on Wednesday, April 23, 2003, at 9:30 a.m. upon the approval of the Board of Directors, expected at the December 2002 meeting. Shareholders who expect to present a proposal at the 2003 Annual Meeting of Shareholders for publication in the Company's proxy statement and action on the proxy form or otherwise for such meeting must submit their proposal by November 24, 2002. The proposal must be mailed to the Corporate Secretary of the Company at 400 California Street, Mail Code 1-001-16, San Francisco, CA 94104. Without such notice, proxy holders appointed by the Board of Directors of the Company will be entitled to exercise their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the proposal in the proxy statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS:


NO.                                 DESCRIPTION

2.0 Agreement and Plan of Merger, dated as of August 5, 2002 by and among Valencia Bank and Trust, Union Bank of California, N.A., and UnionBanCal Corporation(1)
___________
(1) Incorporated by reference to Exhibit 2 of the UnionBanCal Registration Statement on Form S-4 (file no. 333-99573) filed on September 26, 2002

(B)   REPORTS ON FORM 8-K

         We filed a report on Form 8-K on August 14, 2002 reporting under Item 9 thereof which included the written certification statements of our chief executive officer and chief financial officer with respect to our quarterly report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

         We filed a report on Form 8-K on October 17, 2002 reporting under Item 5 thereof that UnionBanCal Corporation issued a press release concerning earnings for the third quarter of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     UNIONBANCAL CORPORATION
                                           (Registrant)

                                     By:/s/ DAVID I. MATSON
                                        ________________________________
                                        David I. Matson
                                        EXECUTIVE VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER
                                        (Principal Financial Officer)

                                     By:/s/ DAVID A. ANDERSON
                                        ________________________________
                                        David A. Anderson
                                        SENIOR VICE PRESIDENT AND
                                        CONTROLLER
                                        (Principal Accounting Officer)


                                     Dated: November 13, 2002

CERTIFICATIONS

I, Norimichi Kanari, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of UnionBanCal Corporation (the "Registrant");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

         4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                         By:/s/ NORIMICHI KANARI
                                            ____________________________
                                            Norimichi Kanari
                                            PRESIDENT AND
                                            CHIEF EXECUTIVE OFFICER

I, David I. Matson, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of UnionBanCal Corporation (the "Registrant");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

         4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                         By:/s/ DAVID I. MATSON
                                            ____________________________
                                            David I. Matson
                                            EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER
                                            (Principal Financial Officer)