Form 10-K
period 2002-12-31
UNIONBANCAL CORP
filed 2003-03-14
CIK 1011659

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       |X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                   OR
       | |         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM TO


                         Commission file number 1-15081

                             UnionBanCal Corporation
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                                  94-1234979
 (State of incorporation)              (I.R.S. Employer Identification No.)


                              400 CALIFORNIA STREET
                      SAN FRANCISCO, CALIFORNIA 94104-1302
              (Address and zip code of principal executive offices)

                  Registrant's telephone number: (415) 765-2969

           Securities registered pursuant to Section 12(b) of the Act:
                          Common Stock, no stated value
                              (Title of each class)

                             New York Stock Exchange
                   (Name of each exchange on which registered)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No
                                      ---    ---

     As of June 28, 2002, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $2,443,293,746. The aggregate market value was computed by reference to the last sales price of such stock.

     As of January 31, 2003, the number of shares outstanding of the registrant's Common Stock was 150,694,382.

                       DOCUMENTS INCORPORATED BY REFERENCE

INCORPORATED DOCUMENT                                      LOCATION IN FORM 10-K
Portions of the Proxy Statement for the April 23, 2003            Part III
Annual Meeting of Shareholders

================================================================================

                                      INDEX

                                                                      PAGE
                                                                      ----
PART I
  ITEM 1. BUSINESS..................................................... 2
     General........................................................... 2
     Banking........................................................... 3
     Employees......................................................... 4
     Competition....................................................... 4
     Monetary Policy................................................... 4
     Supervision and Regulation........................................ 4
  ITEM 2. PROPERTIES................................................... 7
  ITEM 3. LEGAL PROCEEDINGS............................................ 7
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......... 8
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT........................ 8
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
     MATTERS........................................................... 10
  ITEM 6. SELECTED FINANCIAL DATA...................................... 11, F-1
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS......................................... 11, F-1
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.. 11, F-36
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................. 11, F-47
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE.......................................... 11
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......... 11
  ITEM 11. EXECUTIVE COMPENSATION...................................... 11
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................ 11
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 12
PART IV
  ITEM 14. CONTROLS AND PROCEDURES..................................... 12
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
     FORM 8-K.......................................................... 12
SIGNATURES............................................................. II-1
CERTIFICATIONS......................................................... II-4

                                     PART I



ITEM 1.  BUSINESS

     This document includes forward-looking information, which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in other United States Securities and Exchange Commission (SEC) filings, press releases, news articles, conference calls with Wall Street analysts and shareholders and when we are speaking on behalf of UnionBanCal Corporation. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made.

     There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our stock price, financial condition, and results of operations or prospects. Such risks and uncertainties include, but are not limited to, the following factors: adverse economic conditions in California, global political and general economic conditions related to the terrorist attacks on September 11, 2001, and their aftermath, adverse economic conditions affecting certain industries, including power companies, fluctuations in interest rates, the controlling interest in us of The Bank of Tokyo-Mitsubishi, Ltd. (BTM), which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group, Inc., competition in the banking industry, restrictions on dividends, adverse effects of current and future banking rules, regulations and legislation, and risks associated with various strategies we may pursue, including potential acquisitions, divestitures and restructurings. See also the section entitled "Certain Business Risk Factors" located near the end of the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

     All reports that we file electronically with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on our internet website at WWW.UBOC.COM. These filings are also accessible on the SEC's website at WWW.SEC.GOV.

GENERAL

     UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A., were created on April 1, 1996, by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control, similar to a pooling of interests.

     Since November 1999, we have announced stock repurchase plans totaling $400 million. We repurchased $131 million, $108 million and $86 million in 2000, 2001, and 2002, respectively, as part of these repurchase plans. As of December 31, 2002, $59 million of common stock is authorized for repurchase. In addition, on August 27, 2002, we announced that we purchased $300 million of our common stock from our majority owner, BTM. At December 31, 2002, BTM owned approximately 65 percent of our outstanding common stock.

     We  provide  a  wide  range  of  financial  services  to  consumers,  small
businesses,   middle-market  companies  and  major  corporations,  primarily  in
California, Oregon, and Washington, but nationally and internationally as well.

BANKING

     Our operations are divided into four primary segments, which are described more fully in our Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 23 to our Consolidated Financial Statements included in this Form 10-K.

     THE COMMUNITY BANKING AND INVESTMENT SERVICES GROUP. This group offers its customers a broad spectrum of financial products under one convenient umbrella. With a broad line of checking and savings, investment, loan and fee-based banking products, individual and business clients, including not-for-profit, small and institutional investors, can each have their specific needs met. These products are offered in 265 full-service branches, primarily in California, as well as in Oregon and Washington. In addition, the group offers international and settlement services, e-banking through our web site, check cashing services at our Cash & Save(R) locations and tailored loan and investment products to our high net worth consumer customers through the Private Bank. Institutional customers are offered employee benefit, 401(k) administration, corporate trust, securities lending and custody (global and domestic) services. The group also includes a registered broker-dealer and a registered investment advisor, which provide investment advisory services and manage a proprietary mutual fund family.

     In the fourth quarter of 2001, we acquired the Fullerton, California-based Armstrong/Robitaille, Inc. This regional insurance broker, founded in 1979, is one of the top 100 insurance brokers in the United States. In December 2002, we acquired the San Diego, California-based John Burnham & Company. This regional insurance broker, founded in 1891, is one of San Diego's oldest locally founded companies and through affiliates, the firm provides a range of insurance services to its clients, including risk management, liability, employee benefits, surety, workers' compensation, group medical and life, and personal lines. With offices in California and Oregon, these acquisitions allow us to offer an extensive array of cost-effective risk management services and insurance products to business and retail customers.

     During 2002, we acquired the Simi Valley, California-based First Western Bank and Santa Clarita, California-based Valencia Bank & Trust. These acquisitions added $490 million in assets to our balance sheet and 12 branches. The integration of these two banks expanded our geographic footprint in the greater Los Angeles area and provides us the opportunity to both increase our prospect opportunities and offer our existing consumer and commercial customer relationships a fuller range of financial services.

     The Armstrong/Robitaille, Inc., First Western Bank, Valencia Bank & Trust and John Burnham & Company transactions are examples of our commitment to expansion through targeted acquisitions, and are consistent with our strategies to diversify earnings and broaden our branch network.

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

     THE INTERNATIONAL BANKING GROUP. This group primarily provides correspondent banking and trade finance-related products and services to financial institutions worldwide, primarily in Asia. The group also serves selected foreign firms and U.S. corporate clients in various countries worldwide, particularly in Asia. This group has a long and stable history of providing correspondent and trade-related services to international financial institutions.

     THE GLOBAL MARKETS GROUP. This group, in collaboration with our other business groups, offers customers a broad range of products. They include a variety of foreign exchange products and risk management products, such as interest rate swaps and options. The group trades money market and fixed income securities in the secondary market and serves institutional investment needs. The group also manages market-related risks for us as part of its responsibilities for asset/liability management, including funding our own liquidity needs and addressing our interest rate risk.

EMPLOYEES

     At January 31, 2003, we had 9,472 full-time equivalent employees.

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

MONETARY POLICY

     The operations of bank holding companies and their subsidiaries are affected by the credit and monetary policies of the Federal Reserve Board (FRB). The FRB influences the financial performance of bank holding companies and their subsidiaries through its management of the federal funds market rate, the money supply, and reserve requirements on bank deposits. Monetary policies of the FRB have had, and will continue to have, a significant effect on the operating results of financial institutions, including us.

SUPERVISION AND REGULATION

     We, the Mitsubishi Tokyo Financial Group, Inc. and BTM are subject to regulation under the Bank Holding Company Act of 1956 (BHCA), as amended, which subjects us to FRB reporting and examination requirements. Generally, the BHCA restricts any investment that we may make to no more than 5 percent of the voting shares of any non-banking entity, and we may not acquire more than 5 percent of the voting shares of any domestic bank without the prior approval of the FRB. Our activities are limited, with some exceptions, to banking, the business of managing or controlling banks, and other activities, which the regulatory authorities deem to be so closely related to banking as to be a "proper incident thereto."

     Union Bank of California, N.A. and most of its subsidiaries are regulated by the Office of the Comptroller of the Currency (OCC). Our subsidiaries are also subject to extensive regulation, supervision, and examination by various other federal and state regulatory agencies. In addition, Union Bank of California, N.A. and its subsidiaries are subject to certain restrictions under the Federal Reserve Act, including restrictions on affiliate transactions. Dividends payable by Union Bank of California, N.A. to us are subject to restrictions under a formula imposed by the OCC unless express approval is given to exceed these limitations. For more information regarding restrictions on loans and dividends by Union Bank of California, N.A. to its affiliates and on transactions with affiliates, see Notes 17 and 22 to our Consolidated Financial Statements included in this Form 10-K.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal bank regulatory authorities to take "prompt corrective action" in dealing with inadequately capitalized banks. FDICIA established five tiers of capital measurement ranging from "well- capitalized" to "critically undercapitalized." It is our policy to maintain capital ratios above the minimum regulatory requirements for "well-capitalized" institutions for both Union Bank of California, N.A. and us. Management believes that, at

December 31, 2002, Union Bank of California, N.A. and we met the requirements of "well-capitalized" institutions.

     Furthermore, the activities of HighMark Capital Management, Inc. and UBOC Investment Services, Inc. are subject to the rules and regulations of the Securities and Exchange Commission as well as state securities regulators. UBOC Investment Services, Inc. is also subject to the rules and regulations of the National Association of Securities Dealers (NASD).

     Armstrong/Robitaille, Inc. and John Burnham & Company, both indirect subsidiaries of Union Bank of California, N.A., are subject to the rules and regulations of the California Department of Insurance, as well as insurance regulators of other states.

     Deposits of Union Bank of California, N.A. are insured up to regulatory limits by the Federal Deposit Insurance Corporation (FDIC), and, accordingly, are subjected to deposit insurance assessments to maintain the Bank Insurance Fund (BIF) administered by the FDIC. Union Bank of California, N.A. currently pays no insurance assessments on these deposits under the FDIC's risk-related assessment system. Although there are no definite plans to raise assessment rates in 2003, we can give no assurance as to the future level of such insurance premiums.

     There are additional requirements and restrictions in the laws of the United States and the states of California, Oregon, and Washington, as well as other states in which Union Bank of California, N.A. and its subsidiaries may conduct operations. These include restrictions on the amount of loans and the nature and amount of investments, as well as activities as an underwriter of securities, the opening and closing of branches and the acquisition of other financial institutions. Union Bank of California, N.A. is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and is also subject to the Community Reinvestment Act (CRA) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate-income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities, including engaging in new activities or acquisitions of other banks or companies.

     The international activities of Union Bank of California, N.A. are subject to the laws and regulations of the jurisdiction where business is being conducted, which may change from time to time and affect Union Bank of California, N.A.'s business opportunities and competitiveness in these jurisdictions. Furthermore, due to BTM's controlling ownership of us, regulatory requirements adopted or enforced by the Government of Japan may have an effect on the activities and investments of Union Bank of California, N.A. and us in the future.

     The  Gramm-Leach-Bliley  (GLB) Act  allows  "financial  holding  companies"
(FHCs) to offer banking, insurance, securities and other financial products. Specifically, the GLB Act amends section 4 of the BHCA in order to provide a framework for the engagement in new financial activities. Bank holding companies
(BHCs) such as we may elect to become an FHC if all of their subsidiary depository institutions are well-capitalized and well-managed. Under current FRB interpretations, a foreign bank, such as BTM, which owns a subsidiary U.S. bank holding company, must make the election on behalf of itself and its U.S. holding company. In addition, the foreign bank must be well-capitalized and well managed in accordance with standards comparable to those required of U.S. banks as determined by the FRB and must have a satisfactory or better CRA rating. We do not expect that BTM will make an FHC election in the immediate future.

     Under the GLB Act, "financial subsidiaries" of banks may engage in some types of activities beyond those permitted to banks themselves, provided certain conditions are met. In 2000, Union Bank of California, N.A. filed a "Financial Subsidiary Certification" with the OCC indicating that the applicable conditions were met at that time. Although Union Bank of California N.A. does not presently have any "financial subsidiaries," this certification would expedite the process for the Bank to form or acquire "financial subsidiaries," if it decided to do so. Under the GLB Act, national banks (as well as FDIC-insured state banks, subject to various requirements), such as Union Bank of California, N.A., are permitted to engage, through these "financial subsidiaries," in certain financial activities permissible for affiliates of FHCs. However, to be able to engage in such activities, the national bank must also be well-capitalized and well-managed and receive at least a "satisfactory" rating in its most recent CRA examination. In addition, if the national bank ranks as one of the 50 largest insured banks in the United States, as ours does, it must have an issue of outstanding long-term debt, which we presently do not, rated in one of the 3 highest rating categories by an independent rating agency. If the national bank falls within the next group of 50, it must either meet the debt rating test described above or satisfy a comparable test jointly agreed to by the FRB and the Treasury Department. No debt rating is required for a national bank not within the top 100 largest insured banks in the United States.

     The terrorist attacks in September, 2001, have impacted the financial services industry and have already led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the USA Patriot Act).

     Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (IMLAFATA). Among its provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLAFATA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

     Pursuant to IMLAFATA, the Secretary of the Treasury, in consultation with the heads of other government agencies, has adopted and proposed special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures include enhanced record keeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

     On July 30, 2002, in response to various high profile corporate scandals, the United States Congress enacted the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act aims to restore the credibility lost as a result of these scandals by addressing, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The New York Stock Exchange has proposed additional corporate governance rules that have been presented to the SEC for review and approval. The proposed changes are intended to allow stockholders to more easily and effectively monitor the performance of companies and directors.

     Among other provisions, Section 302(a) of the Sarbanes-Oxley Act requires that our Chief Executive Officer and Chief Financial Officer certify that our quarterly and annual reports do not contain any untrue statement of a material fact. Specific requirements of the certifications include having these officers confirm that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our disclosure controls and procedures; they have made certain disclosures to our auditors and Audit Committee about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

     In response to these requirements, we have established a Disclosure Committee to monitor compliance with these new rules. Membership of the Disclosure Committee is comprised of senior management from throughout the organization who we believe collectively provide an extensive understanding of our corporate operations.

     UnionBanCal Corporation and Union Bank of California, N.A. cannot be certain of the effect, if any, of the foregoing legislation on their business. Future changes in the laws, regulations, or policies that impact Union Bank of California, N.A. and us cannot necessarily be predicted and may have a material effect on our business and earnings.

     See our Consolidated Financial Statements starting on page F-47 for specific financial information on UnionBanCal Corporation and its subsidiaries.

ITEM 2.  PROPERTIES

     At December 31, 2002, we operated 259 full service branches in California, 6 full service branches in Oregon and Washington, and 18 international offices. In addition, we have another 44 limited service branches, including 5 Cash & Save facilities, and 3 Private Bank offices. We own the property occupied by 92 of the domestic offices and lease the remaining properties for periods of five to twenty years.

     We own two administrative facilities in San Francisco, two in Los Angeles, and three in San Diego. Other administrative offices in San Francisco, Los Angeles, Portland, Seattle, and New York operate under long-term leases expiring in one to twenty-six years.

     Rental  expense for  branches and  administrative  premises is described in
Note 5 to our Consolidated Financial Statements included in this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

     We are subject to various pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable.

     Union Bank of California, our major subsidiary (the Bank), has been named in two suits pending in the United States District Court for the Central District of California, Christensen v. Union Bank of California (formerly captioned as Rockoff v Union Bank of California et al)(filed December 21, 2001) and Neilson v Union Bank of California et al (filed September 4, 2002), in which the plaintiffs seek in excess of $250 million alleged to have been lost by those who invested money in various investment arrangements conducted by an individual named Reed Slatkin. Mr. Slatkin is alleged to have been operating a fraudulent investment scheme commonly referred to as a "Ponzi" scheme. The plaintiffs in the Christensen case are various investors in the arrangements conducted by Mr. Slatkin and the plaintiffs in the Neilson case include both investors and the trustee of Mr. Slatkin's bankruptcy estate. A substantial majority of those who invested with Mr. Slatkin had no relationship with the Bank. A small minority, comprising less than five percent of the investors, had custodial accounts with the Bank. The Neilson case seeks to impose liability upon the Bank and two other financial institutions for both the losses suffered by those custodial customers as well as investors who had no relationship with the Bank.

     The Bank has also been named in a suit, which is pending in the Superior Court for Alameda County, California, entitled Grafton Partners L.P. et al v Union Bank of California (filed March 12, 2003). The Plaintiffs in this action allege that they are the victims of a Ponzi scheme perpetrated by the management of PinnFund, USA and that they have suffered losses of $235 million. This Ponzi scheme is not related to the Slatkin Ponzi scheme. The Plaintiffs assert that the Bank improperly opened and administered deposit accounts which were used by PinnFund, USA in furtherance of the fraud.

     Although these claims are in the preliminary stages, the Bank has numerous legal defenses, which it will invoke. Based on our evaluation to date of these claims, management believes that they will not result in a material adverse effect on our financial position or results of operations. In addition, we believe that the disposition of all other claims currently pending will also not have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information pertains to our executive officers as of December 31, 2002:


EXECUTIVE OFFICER     AGE  PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
--------------------- ---  -----------------------------------------------------
Kaoru Hayama.........  68  Mr. Hayama  has  served  as  Chairman of  UnionBanCal
                           Corporation and Union Bank of California,  N.A. since
                           September 1998. He served as Deputy  President of The
                           Bank of  Tokyo-Mitsubishi,  Ltd.  from  April 1996 to
                           June 1998.  Mr.  Hayama  has served as a Director  of
                           UnionBanCal Corporation and Union Bank of California,
                           N.A. since September 1998.
Norimichi Kanari.....  56  Mr.  Kanari  has  served  as  President  and  Chief
                           Executive  Officer  of  UnionBanCal  Corporation  and
                           Union Bank of  California,  N.A.  since July 2001 and
                           served as Vice  Chairman of  UnionBanCal  Corporation
                           and Union Bank of California,  N.A. from July 2000 to
                           July 2001.  From May 1999 to July 2000,  he served as
                           General Manager of the Corporate  Banking Division in
                           the  Osaka  Branch  of The Bank of  Tokyo-Mitsubishi,
                           Ltd.,  after  serving from August 1997 to May 1999 as
                           General  Manager  of The  Bank  of  Tokyo-Mitsubishi,
                           Ltd.'s  New York  Branch and  Cayman  Branch.  He has
                           served as a Director of The Bank of Tokyo-Mitsubishi,
                           Ltd.  since June 1997. Mr. Kanari has been a Director
                           of   UnionBanCal   Corporation   and  Union  Bank  of
                           California, N.A. since July 2000.
Takaharu Saegusa.....  50  Mr.  Saegusa  has  served  as  Deputy  Chairman  of
                           UnionBanCal Corporation and Union Bank of California,
                           N.A.  since March 2001 and served as  Executive  Vice
                           President of UnionBanCal  Corporation  and Union Bank
                           of California, N.A. from February 2001 to March 2001.
                           He  served  as  Deputy  General   Manager,   Japanese
                           Corporate    Banking    Group    at   The   Bank   of
                           Tokyo-Mitsubishi,  Ltd.'s New York  Branch  from June
                           1998 to February 2001. From January 1997 to May 1998,
                           he  served  as   General   Manager  of  The  Bank  of
                           Tokyo-Mitsubishi,  Ltd.'s Shimo-Akatsuka  Branch. Mr.
                           Saegusa   has   been  a   Director   of   UnionBanCal
                           Corporation and Union Bank of California,  N.A. since
                           March 2001.
Richard C. Hartnack..  57  Mr. Hartnack  has  served as Vice  Chairman and  head of the  Community  Banking  and  Investment  Services
                           Group for  UnionBanCal  Corporation and Union Bank of
                           California, N.A. since September 1999, and from April
                           1996 to  September  1999  as  head  of the  Community
                           Banking Group.  Mr. Hartnack has served as a Director
                           of UnionBanCal Corporation since June 1991.
Robert M. Walker.....  61  Mr. Walker  has served as Vice Chairman and head of
                           the   Commercial   Financial   Services   Group   for
                           UnionBanCal Corporation and Union Bank of California,
                           N.A. since April 1996. Mr. Walker has served as a Director of UnionBanCal Corporation since July 1992.

EXECUTIVE OFFICER     AGE  PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
--------------------- ---  -----------------------------------------------------
Linda Betzer.........  56  Ms. Betzer  has served as Executive  Vice  President and  head of the  Operations  and  Customer  Services
                           Group for  UnionBanCal  Corporation and Union Bank of
                           California,  N.A.  since January 2000.  She served as
                           Executive  Vice  President  of  Commercial   Customer
                           Services from April 1996 to January 2000.
Paul E. Fearer.......  59  Mr. Fearer  has served as  Executive  Vice  President and  Director  of  Human  Resources  for  UnionBanCal
                           Corporation and Union Bank of California,  N.A. since
                           April 1996.
Philip B. Flynn......  45  Mr. Flynn  has served as Executive Vice President and
                           Chief Credit Officer of UnionBanCal  Corporation  and
                           Union Bank of California,  N.A. since September 2000.
                           He served as  Executive  Vice  President  and head of
                           Specialized  Lending from May 2000 to September  2000
                           and as  Executive  Vice  President  and  head  of the
                           Commercial  Banking Group from June 1998 to May 2000.
                           He served as  Executive  Vice  President  and head of
                           Energy Capital  Services from September 1996 to April
                           2000.
Katsuyoshi Hamahashi.  53  Mr. Hamahashi  has served as head of Global  Markets
                           Group for  UnionBanCal  Corporation and Union Bank of
                           California,  N.A. since October 1998 and as Executive
                           Vice   President   and   Treasurer   of   UnionBanCal
                           Corporation and Union Bank of California,  N.A. since
                           April 1996.
Ronald H. Kendrick...  61  Mr. Kendrick  has served as Executive Vice  President
                           and  head  of  the   Community   Banking   Group  for
                           UnionBanCal Corporation and Union Bank of California,
                           N.A. since December 2000. He served as Executive Vice
                           President and Southern  California Area Executive for
                           Union  Bank of  California,  N.A.  from March 1994 to
                           December 2000.
David I. Matson......  58  Mr. Matson has served as Executive Vice President and
                           Chief  Financial  Officer of UnionBanCal  Corporation
                           and Union Bank of  California,  N.A. since July 1998.
                           He served as Executive Vice President and Director of
                           Finance of UnionBanCal  Corporation and Union Bank of
                           California,  N.A.  from August 1997 to July 1998.  He
                           served as Executive  Vice  President  and head of the
                           Institutional and Deposit Markets Division from April
                           1996 until July 1997.
John H. McGuckin, Jr.  56  Mr. McGuckin has served as Executive Vice  President,
                           General   Counsel  and  Secretary   for   UnionBanCal
                           Corporation and Union Bank of California,  N.A. since
                           September 2000. He served as Executive Vice President
                           and General Counsel of UnionBanCal  Corporation  from
                           January  1998  to   September   2000  and  served  as
                           Executive Vice President and General Counsel of Union
                           Bank  of  California,  N.A.  from  April  1996  until
                           September 2000.
Magan C. Patel.......  65  Mr. Patel has served as Executive Vice President and
                           head  of  the   International   Banking   Group   for
                           UnionBanCal Corporation and Union Bank of California,
                           N.A. since April 1996.
Charles L. Pedersen..  59  Mr. Pedersen  has served as Executive Vice  President
                           and  head  of  the   Systems   Technology   and  Item
                           Processing  Group  for  UnionBanCal  Corporation  and
                           Union Bank of California, N.A. since April 1996.

EXECUTIVE OFFICER     AGE  PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
--------------------- ---  -----------------------------------------------------
Osamu Uno............  50  Mr. Uno has served  as  Executive  Vice President and
                           head  of  the   Pacific   Rim   Corporate   Group  of
                           UnionBanCal Corporation and Union Bank of California,
                           N.A. and General Manager of the Los Angeles Branch of
                           The Bank of Tokyo-Mitsubishi,  Ltd. since March 2001.
                           He  served  as  General  Manager,  Corporate  Banking
                           Credit Division of The Bank of Tokyo-Mitsubishi, Ltd.
                           from  July  2000  to  February  2001  and  Co-General
                           Manager,  Credit  Supervision  Division  No. 2 of The
                           Bank of  Tokyo-Mitsubishi,  Ltd.  from  April 1996 to
                           June 2000.


     The term of office of the executive officer extends until the officer resigns, is removed, retires, or is otherwise disqualified for service. There is no family relationship among the executive officers.

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol UB. As of January 31, 2003, our common stock was held by approximately 2,457 registered shareholders. At December 31, 2002, The Bank of Tokyo-Mitsubishi, Ltd. (BTM) held approximately 65 percent of our common stock. During 2001 and 2002, the average daily trading volume of our common stock was approximately 418,531 shares and 443,032 shares, respectively. At December 31, 2000, 2001 and 2002, our common stock closed at $24.06 per share, $38.00 per share, and $39.27 per share, respectively. The following table presents stock quotations for each quarterly period for the two years ended December 31, 2001 and 2002.

                                               2001                  2002
                                       _________________     _________________
                                        HIGH       LOW        HIGH       LOW
                                       ______     ______     ______     ______
First quarter...................       $30.26     $24.81     $44.02     $34.98
Second quarter..................        34.67      26.38      49.60      43.30
Third quarter...................        38.70      32.15      48.40      38.70
Fourth quarter..................        39.14      28.92      44.40      35.65


     The following table presents quarterly per share cash dividends declared for 2001 and 2002:


                                                                 2001      2002
                                                                _____     _____
First quarter.............................................      $0.25     $0.25
Second quarter............................................       0.25      0.28
Third quarter.............................................       0.25      0.28
Fourth quarter............................................       0.25      0.28


     On October 23, 2002, our Board of Directors approved a quarterly common stock dividend of $0.28 per share for the fourth quarter of 2002. Future dividends will depend upon our earnings, financial condition, capital requirements and other factors as our Board of Directors may deem relevant.

     We offer a dividend reinvestment and stock purchase plan that allows shareholders to reinvest dividends in our common stock at market price. BTM did not participate in the plan during 2001 and 2002. For further information about these plans, see Note 13 to our Consolidated Financial Statements included in this Form 10-K.

     The availability of our retained earnings for the payment of dividends is affected by certain legal restrictions. See Note 17 to our Consolidated Financial Statements included in this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     See page F-1 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See pages F-1 through F-45 of this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See pages F-36 through F-39 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-46 through F-96 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information contained in the sections entitled "Election of Directors" and "Compliance with Section 16 of the 1934 Act" of our Proxy Statement for the April 23, 2003 Annual Meeting of Shareholders for incorporation by reference of information concerning directors and persons nominated to become directors of UnionBanCal Corporation. Information concerning our executive officers as of December 31, 2002, is included in Part I above in accordance with Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference from the text under the captions "Executive Compensation" and "Director Compensation" in the Proxy Statement for the April 23, 2003 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information concerning ownership of the equity stock of UnionBanCal Corporation by certain beneficial owners and management is incorporated by reference from page 1 and the text under the caption "Security Ownership by Management" in the Proxy Statement for the April 23, 2003 Annual Meeting of Shareholders.

     The  following   table   provides   information   relating  to  our  equity
compensation plans as of December 31, 2002:


                                                                                          Number of securities remaining
                                                                                          available for future issuance
                                  Number of securities to be   Weighted-average exercise    under equity compensation
                                   issued upon exercise of       price of outstanding     plans (excluding securities
                                     outstanding options               options               reflected in column a)
                                              (a)                        (b)                          (c)
                                 ----------------------------  -------------------------  -----------------------------
Equity compensation approved by
     shareholders ..............            8,515,469                 $ 34.71                      2,890,182
Equity compensation not approved
     by shareholders ...........                 -                        -                             -
                                  ---------------------------  -------------------------  -----------------------------
                                            8,515,469                 $ 34.71                      2,890,182
                                  ===========================  =========================  =============================


     All equity compensation plans have been approved by the shareholders. At December 31, 2002, there were 2,890,182 shares of common stock available for future issuance as either stock options or restricted stock under the Stock Plans. For additional information concerning our equity compensation plans, see
Note 14 to our Consolidated Financial Statements included in this Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions with officers, directors, and The Bank of Tokyo-Mitsubishi, Ltd. is incorporated by reference from the text under the caption "Transactions with Management and Others" in the Proxy Statement for the April 23, 2003 Annual Meeting of Shareholders.

                                     PART IV



ITEM 14.  CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of December 31, 2002, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (Exchange Act)) are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms.

     (b) CHANGES IN INTERNAL CONTROLS. These officers have also concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and that there were no significant deficiencies or material weaknesses in such controls, and therefore there were no corrective actions taken.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

     Our Consolidated Financial Statements, the Management Statement, and the independent auditors' report are set forth on pages F-47 through F-98. (See index on page F-46).

(A)(2) FINANCIAL STATEMENT SCHEDULES

     All schedules to our Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in our Consolidated Financial Statements or accompanying notes.

(A)(3) EXHIBITS

 NO.                                 DESCRIPTION
----       ---------------------------------------------------------------------
 3.1       Restated Articles of Incorporation of the Registrant, as amended(1)
 3.2       By-laws of the Registrant, as amended December 4, 2002(2)
10.1 UnionBanCal Corporation Management Stock Plan. (As restated effective June 1, 1997)*(3)
10.2 Union Bank of California Deferred Compensation Plan. (January 1,1997, Restatement, as amended November 21, 1996)*(4)
10.3 Union Bank of California Senior Management Bonus Plan. (Effective January 1, 2000)*(5)
10.4       Richard C. Hartnack Employment Agreement. (Effective January 1, 1998)
           *(6)
10.5       Robert M. Walker Employment Agreement.(Effective January 1, 1998)*(6)
10.6 Union Bank of California, N.A. Supplemental Executive Retirement Plan. (Effective January 1, 1988) (Amended and restated as of January 1, 1997)*(3)
10.7 Union Bank Financial Services Reimbursement Program. (Effective January 1, 1996)*(7)
10.8 1997 UnionBanCal Corporation Performance Share Plan, as amended. (As amended, effective January 1, 2001)*(5)
10.9 Service Agreement Between Union Bank of California and The Bank of Tokyo-Mitsubishi Ltd. (Effective October 1, 1997)*(3)
10.10 Year 2000 UnionBanCal Corporation Management Stock Plan. (As restated effective January 1, 2000)*(8)
10.11 Union Bank of California, N.A. Supplemental Retirement Plan for Policy Making Officers (Effective November 1, 1999)(9)
10.12      Philip B. Flynn Employment Agreement (Effective September 21, 2000)*
           (10)
10.13      David I. Matson Employment Agreement (Effective January 1, 1998)*(2)
12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(2)
21.1       Subsidiaries of the Registrant(2)
23.1       Consent of Deloitte & Touche LLP(2)
24.1       Power of Attorney(2)
24.2       Resolution of Board of Directors(2)
__________
(1) Incorporated by reference to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1998.
(2)  Filed herewith.
(3) Incorporated by reference to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1997.
(4) Incorporated by reference to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1996.
(5) Incorporated by reference to the UnionBanCal Corporation Definitive Proxy Statement on Form 14A filed on March 27, 2001.
(6) Incorporated by reference to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(7) Incorporated by reference to the UnionBanCal Corporation Current Report on Form 8-K dated April 1, 1996.
(8) Incorporated by reference to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(9) Incorporated by reference to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(10) Incorporated by reference to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 2001.
*    Management contract or compensatory plan, contract or arrangement.

(B) REPORTS ON FORM 8-K

     We filed a report on Form 8-K on October 17, 2002, reporting under Item 5 thereof that UnionBanCal Corporation issued a press release concerning earnings for the third quarter of 2002.

     We filed a report on Form 8-K on November 13, 2002, reporting under Item 9 thereof, which included the written certification statements of our chief executive officer and chief financial officer with respect to our quarterly report on Form 10-Q for the period ended September 30, 2002, filed with the SEC on November 13, 2002, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA


                                                       AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                    _______________________________________________________________________________
(DOLLARS IN THOUSANDS,
 EXCEPT PER SHARE DATA)                 1998             1999            2000             2001             2002
______________________________      ____________     ____________    ____________     ____________     ____________
RESULTS OF OPERATIONS:
  Net interest income(1)......      $  1,322,655     $  1,419,019    $  1,587,008     $  1,526,099     $  1,564,556
  Provision for credit losses.            45,000           65,000         440,000          285,000          175,000
  Noninterest income..........           533,531          586,759         647,180          716,404          735,976
  Noninterest expense.........         1,135,218        1,281,973       1,130,185        1,240,174        1,347,666
                                    ____________     ____________    ____________     ____________     ____________
  Income before income taxes(1)          675,968          658,805         664,003          717,329          777,866
  Taxable-equivalent adjustment            4,432            3,186           2,568            2,057            2,587
  Income tax expense..........           205,075          213,888         221,535          233,844          247,376
                                    ____________     ____________    ____________     ____________     ____________
  Net income..................      $    466,461     $    441,731    $    439,900     $    481,428     $    527,903
                                    ============     ============    ============     ============     ============

PER COMMON SHARE:
  Net income (basic)..........      $       2.66     $       2.65    $       2.72     $       3.05     $       3.41
  Net income (diluted)........              2.65             2.64            2.72             3.04             3.38
  Dividends(2)................              0.61             0.82            1.00             1.00             1.09
  Book value (end of period)..             17.45            18.18           20.17            22.66            24.94
  Common shares outstanding
    (end of period).............     175,259,919      164,282,622     159,234,454      156,483,511      150,702,363
  Weighted average common
    shares outstanding (basic)..     175,127,487      166,382,074     161,604,648      157,844,745      154,757,817
  Weighted average common
    shares outstanding (diluted)     175,737,303      167,149,207     161,989,388      158,623,454      156,414,940
BALANCE SHEET (END OF PERIOD):
  Total assets................      $ 32,276,316     $ 33,684,776    $ 35,162,475     $ 36,038,746     $ 40,169,773
  Total loans.................        24,296,111       25,912,958      26,010,398       24,994,030       26,438,083
  Nonperforming assets........            89,850          169,780         408,304          492,482          337,404
  Total deposits..............        24,507,879       26,256,607      27,283,183       28,556,199       32,840,815
  Medium and long-term debt...           298,000          298,000         200,000          399,657          418,360
  Trust preferred securities..                --          350,000         350,000          363,928          365,696
  Shareholders' equity........         3,058,244        2,987,468       3,211,565        3,546,242        3,758,189
BALANCE SHEET (PERIOD AVERAGE):
  Total assets................      $ 30,523,806     $ 32,141,497    $ 33,672,058     $ 34,619,222     $ 36,108,496
  Total loans.................        23,215,504       25,024,777      26,310,420       25,951,021       25,807,190
  Earning assets..............        27,487,390       29,017,122      30,379,730       31,291,782       32,983,371
  Total deposits..............        22,654,714       23,893,045      25,527,547       26,542,312       28,753,185
  Shareholders' equity........         2,845,964        2,939,591       3,139,844        3,467,719        3,739,530
FINANCIAL RATIOS:
  Return on average assets....              1.53%            1.37%           1.31%            1.39%            1.46%
  Return on average
    shareholders' equity........           16.39            15.03           14.01            13.88            14.12
  Efficiency ratio(3).........             61.31            63.98           50.59            55.30            58.57
  Net interest margin(1)......              4.81             4.89            5.22             4.87             4.74
  Dividend payout ratio.......             22.93            30.94           36.76            32.79            31.96
  Tangible equity ratio.......              9.30             8.70            9.01             9.62             8.93
  Tier 1 risk-based capital
    ratio.......................            9.64             9.94           10.24            11.47            11.18
  Total risk-based capital
    ratio.......................           11.61            11.79           12.07            13.35            12.93
  Leverage ratio..............              9.38            10.10           10.19            10.53             9.75
  Allowance for credit losses
    to total loans..............            1.89             1.82            2.36             2.54             2.30
  Allowance for credit losses
    to nonaccrual loans.........          585.50           281.00          153.48           129.00           180.94
  Net loans charged off to
    average total loans.........            0.15             0.22            1.13             1.02             0.80
  Nonperforming assets to
    total loans, distressed
    loans held for sale, and
    foreclosed assets...........            0.37             0.66            1.57             1.97             1.28
  Nonperforming assets to
    total assets................            0.28             0.50            1.16             1.37             0.84

__________
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.
(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(2.8) million, $(1.3) million, $(0.1) million, $(0.0) million, and $0.1 million for 1998 through 2002, respectively.

     THIS DOCUMENT INCLUDES FORWARD-LOOKING INFORMATION, WHICH IS SUBJECT TO THE "SAFE HARBOR" CREATED BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WE MAY MAKE FORWARD-LOOKING STATEMENTS IN OTHER UNITED STATES SECURITIES AND EXCHANGE COMMISSION (SEC) FILINGS, PRESS RELEASES, NEWS ARTICLES, CONFERENCE CALLS WITH WALL STREET ANALYSTS AND SHAREHOLDERS AND WHEN WE ARE SPEAKING ON BEHALF OF UNIONBANCAL CORPORATION. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. OFTEN, THEY INCLUDE THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "ESTIMATE," "PROJECT," OR WORDS OF SIMILAR MEANING, OR FUTURE OR CONDITIONAL VERBS SUCH AS "WILL," "WOULD," "SHOULD," "COULD," OR "MAY." THESE FORWARD-LOOKING STATEMENTS ARE INTENDED TO PROVIDE INVESTORS WITH ADDITIONAL INFORMATION WITH WHICH THEY MAY ASSESS OUR FUTURE POTENTIAL. ALL OF THESE FORWARD-LOOKING STATEMENTS ARE BASED ON ASSUMPTIONS ABOUT AN UNCERTAIN FUTURE AND ARE BASED ON INFORMATION AVAILABLE AT THE DATE SUCH STATEMENTS ARE ISSUED. WE DO NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT FACTS, CIRCUMSTANCES, ASSUMPTIONS OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

     THERE ARE NUMEROUS RISKS AND UNCERTAINTIES THAT COULD AND WILL CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN OUR FORWARD-LOOKING STATEMENTS. MANY OF THESE FACTORS ARE BEYOND OUR ABILITY TO CONTROL OR PREDICT AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS OR PROSPECTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: ADVERSE ECONOMIC CONDITIONS IN CALIFORNIA, GLOBAL POLITICAL AND GENERAL ECONOMIC CONDITIONS
RELATED TO THE TERRORIST ATTACKS ON SEPTEMBER 11, 2001, AND THEIR AFTERMATH, ADVERSE ECONOMIC CONDITIONS AFFECTING CERTAIN INDUSTRIES, INCLUDING POWER COMPANIES, FLUCTUATIONS IN INTEREST RATES, THE CONTROLLING INTEREST IN US OF THE BANK OF TOKYO-MITSUBISHI, LTD. (BTM), WHICH IS A WHOLLY-OWNED SUBSIDIARY OF MITSUBISHI TOKYO FINANCIAL GROUP, INC., COMPETITION IN THE BANKING INDUSTRY, RESTRICTIONS ON DIVIDENDS, ADVERSE EFFECTS OF CURRENT AND FUTURE BANKING RULES, REGULATIONS AND LEGISLATION, AND RISKS ASSOCIATED WITH VARIOUS STRATEGIES WE MAY PURSUE, INCLUDING POTENTIAL ACQUISITIONS, DIVESTITURES AND RESTRUCTURINGS. SEE ALSO THE SECTION ENTITLED "CERTAIN BUSINESS RISK FACTORS" LOCATED NEAR THE END OF THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION."

     ALL REPORTS THAT WE FILE ELECTRONICALLY WITH THE SEC, INCLUDING THE ANNUAL REPORT ON FORM 10-K, QUARTERLY REPORTS ON FORM 10-Q, AND CURRENT REPORTS ON FORM 8-K, AS WELL AS ANY AMENDMENTS TO THOSE REPORTS, ARE ACCESSIBLE AT NO COST ON OUR INTERNET WEBSITE AT WWW.UBOC.COM. THESE FILINGS ARE ALSO ACCESSIBLE ON THE SEC'S WEBSITE AT WWW.SEC.GOV.

     You should read the following discussion and analysis of our consolidated financial position and the results of our operations for the years ended December 31, 2000, 2001 and 2002 together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K. Averages, as presented in the following tables, are substantially all based upon daily average balances.

INTRODUCTION

     We are a California-based, commercial bank holding company incorporated in California, with consolidated assets of $40.2 billion at December 31, 2002. At year-end 2002, Union Bank of California, N.A. (the Bank) was the fourth largest commercial bank in California, based on total assets and total deposits in California.

     UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A., were created on April 1, 1996, by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control, similar to a pooling of interests.

     Since November 1999, we have announced stock repurchase plans totaling $400 million. We repurchased $131 million, $108 million and $86 million in 2000, 2001, and 2002, respectively, as part of these repurchase plans. As of December 31, 2002, $59 million of our common stock is authorized for repurchase. In addition, on August 27, 2002, we announced that we purchased $300 million of our common stock from our majority owner, BTM. At December 31, 2002, BTM owned approximately 65 percent of our outstanding common stock.

CRITICAL ACCOUNTING POLICIES

GENERAL

     UnionBanCal Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In many instances, we use a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities and such a change would result in either a beneficial or adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to determine the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the loss factors that we use. Other estimates that we use are employee turnover factors for pension purposes, residual values in our leasing portfolio, fair value of our derivatives and securities and expected useful lives of our depreciable assets. We enter into derivative contracts to accommodate our customers and for our own risk management purposes. The derivative contracts are generally foreign exchange, interest rate swap and interest rate option contracts, although we could enter into other types of derivative contracts. We value these contracts at fair value, using readily available, market quoted prices. We have not historically entered into derivative contracts for our customers or for ourselves, which relate to credit, equity, commodity, energy, or weather-related indices. We are subject to US GAAP that may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

     Our most significant estimates are approved by our Chief Executive Officer Forum, which is comprised of our most senior officers. At each financial reporting period, a review of these estimates is then presented to the Audit Committee of our Board of Directors.

     As of December 31, 2002, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold a number of loans in the past three years, those loans have been sold to third parties without recourse, subject to customary representations and warranties. Please see our disclosure regarding contractual obligations and commitments entitled, "Off-Balance Sheet Arrangements and Aggregate Contractual Obligations and Commitments."

ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses is an estimate of the losses that may be sustained in our loan and lease portfolio. The allowance is based on two principles of accounting: (1) Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable; and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

     Our allowance for credit losses has three components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a model based, in part, on historical losses as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the differences that might otherwise occur are mitigated. Moreover, management adjusts the historical loss estimates for current conditions in order to more accurately assess probable losses inherent in the portfolio. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. We have recorded an allowance for credit losses of $609 million as of December 31, 2002, based upon our assessment of the probability of loss. We estimate, based on our review of our portfolio, that the range of loss in our total allowance for credit losses at December 31, 2002, could be $437 million to $644 million. For further information regarding our allowance for credit losses, see page F-23.

FINANCIAL SUMMARY

     Net income was $527.9 million, or $3.38 per diluted common share, in 2002 compared with $481.4 million, or $3.04 per diluted common share, in 2001. This increase in diluted earnings per share of $0.34, or 11 percent, was due to a $110.0 million, or 39 percent, decrease in provision for credit losses, a $19.6 million, or 3 percent, increase in noninterest income, and a $38.5 million, or 3 percent, increase in net interest income (on a taxable-equivalent basis), partly offset by a $107.5 million, or 9 percent, increase in noninterest expense. Other highlights in 2002 include:

     o Net interest income, on a taxable-equivalent basis, was $1,564.6 million in 2002, an increase of $38.5 million over 2001. Net interest margin in 2002 was 4.74 percent, a decrease of 13 basis points from 2001.

     o A provision for credit losses of $175.0 million was recorded in 2002, compared with $285.0 million in 2001.

     o Noninterest income was $736.0 million in 2002, an increase of $19.6 million, or 3 percent, from 2001. Noninterest income, excluding a $20.7 million gain recognized on the exchange of our STAR System stock and a $10.9 million gain on the sale of our Guam and Saipan branches, both in the prior year, increased $51.2 million, or 7 percent. This growth was mainly attributable to a $30.7 million increase in service charges on deposit accounts and $26.3 million in insurance commissions and fees mainly associated with our acquisition of Armstrong/Robitaille, Inc., partly offset by a $10.1 million decrease in trust and investment management fees. In 2002, securities losses, net were $3.8 million compared to securities gains, net of $8.7 million in 2001. In addition, we had residual value writedowns in our auto lease portfolio of $9.0 million in 2002 compared with $28.3 million in 2001.

     o Noninterest expense was $1,347.7 million in 2002, an increase of $107.5 million, or 9 percent, over 2001. Excluding the effect of a $15.3 million amortization adjustment related to the standardization of our accounting for low-income housing tax credit investments
          (LIHC), noninterest expense increased $92.2 million, or 7.4 percent. Salaries and employee benefits increased $71.3 million, or 11 percent, primarily attributable to higher personnel expenses related to acquisitions, higher incentives, merit increases, and increasing heath care costs.

     o Income tax expense in 2002 was $247.4 million, a 32 percent effective income tax rate, which included a reduction in income tax expense resulting from a tax credit adjustment of $9.8 million related to the standardization of our accounting for low-income housing credit (LIHC) investments and a $3.3 million net reduction in income tax expense resulting from a change in California state tax law concerning loan loss reserves. For 2001, the effective income tax rate was 33 percent.

     o    Return on average assets increased to 1.46 percent in 2002 compared to
          1.39 percent in 2001. Our return on average shareholders' equity increased to 14.12 percent in 2002 compared to 13.88 percent in 2001.

BUSINESS SEGMENTS

     We segregate our operations into four primary business units for the purpose of management reporting, as shown in the table on the following page. The results show the financial performance of our major business units.

     The risk-adjusted return on capital (RAROC) methodology used seeks to attribute economic capital to business units consistent with the level of risk they assume. These risks are primarily credit risk, market risk and operational risk. Credit risk is the potential loss in economic value due to the likelihood that the obligor will not perform as agreed. Market risk is the potential loss in fair value due to changes in interest rates, currency rates and equity prices. Operational risk is the potential loss due to failures in internal control, system failures, or external events.

     The following table reflects the condensed income statements, selected average balance sheet items and selected financial ratios for each of our primary business units. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Also, the tables have been expanded to include performance center earnings. A performance center is a special unit of the Bank whose income generating activities, unlike typical profit centers, are based on other business segment units' customer base. The revenues generated and expenses incurred for those transactions entered into to accommodate our customers are allocated to other business segments where the customer relationships reside. A performance center's purpose is to foster cross selling with a total profitability view of the products and services it manages. For example, the Global Markets Trading and Sales unit, within the Global Markets Group, is a performance center that manages the foreign exchange, derivatives, and fixed income securities activities within the Global Markets organization. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

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



                                                        COMMUNITY BANKING                           COMMERCIAL FINANCIAL
                                                  AND INVESTMENT SERVICES GROUP                        SERVICES GROUP
                                                     YEARS ENDED DECEMBER 31,                      YEARS ENDED DECEMBER 31,
                                             ____________________________________________   ____________________________________
                                                2000           2001           2002            2000         2001          2002
                                             __________     __________     __________       _________    _________     _________
RESULTS OF OPERATIONS AFTER
  PERFORMANCE CENTER EARNINGS
  (DOLLARS IN THOUSANDS):
  Net interest income.............           $  738,709     $  704,258     $  797,592       $ 764,370    $ 697,533     $ 656,902
  Noninterest income..............              412,199        432,012        445,569         173,140      158,459       195,546
                                             __________     __________     __________       _________    _________     _________
  Total revenue...................            1,150,908      1,136,270      1,243,161         937,510      855,992       852,448
  Noninterest expense(1)..........              722,525        750,908        790,508         303,210      316,890       347,148
  Credit expense..................               48,655         41,725         33,692         120,670      149,522       190,337
                                             __________     __________     __________       _________    _________     _________
  Income before income tax expense              379,728        343,637        418,961         513,630      389,580       314,963
  Income tax expense..............              145,246        131,441        160,253         184,172      131,565       101,304
                                             __________     __________     __________       _________    _________     _________
  Net income (loss)...............           $  234,482     $  212,196     $  258,708       $ 329,458    $ 258,015     $ 213,659
                                             ==========     ==========     ==========       =========    =========     =========
PERFORMANCE CENTER EARNINGS
  (dollars in thousands):
  Net interest income.............           $    1,079     $      873     $      816       $  (1,927)   $  (1,269)    $  (1,234)
  Noninterest income..............                9,398        (10,609)       (42,567)          8,453       27,966        55,091
  Noninterest expense.............                1,879         (7,223)       (32,824)             66        9,119        28,665
  Net Income......................                5,208         (1,659)        (5,617)          4,183       11,035        15,754
  Total loans (dollars in millions)                  25             19             26             (49)         (38)          (44)
AVERAGE BALANCES (DOLLARS IN
  MILLIONS):
  Total loans(2)..................           $    8,114     $    8,899     $   10,095       $  16,778    $  15,635     $  14,102
  Total assets....................                9,040          9,861         10,986          18,577       17,481        15,806
  Total deposits(2)...............               14,155         14,256         15,733           6,394        7,173         8,729
FINANCIAL RATIOS:
  Risk adjusted return on capital.                   41%            37%            45%             20%          14%           14%
  Return on average assets........                 2.59           2.15           2.35            1.77         1.48          1.35
  Efficiency ratio(3).............                 62.8           66.1           63.6            32.3         37.0          40.7

                                                          INTERNATIONAL
                                                          BANKING GROUP
                                                     YEARS ENDED DECEMBER 31,
                                             ______________________________________
                                               2000           2001           2002
                                             ________       ________       ________
RESULTS OF OPERATIONS AFTER
  PERFORMANCE CENTER EARNINGS
  (DOLLARS IN THOUSANDS):
  Net interest income.............           $ 34,987       $ 39,498       $ 38,196
  Noninterest income..............             60,114         59,022         68,049
                                             ________       ________       ________
  Total revenue...................             95,101         98,520        106,245
  Noninterest expense(1)..........             54,299         57,364         63,005
  Credit expense..................              7,008          4,424          1,904
                                             ________       ________       ________
  Income before income tax expense             33,794         36,732         41,336
  Income tax expense..............             12,926         14,050         15,811
                                             ________       ________       ________
  Net income (loss)...............           $ 20,868       $ 22,682       $ 25,525
                                             ========       ========       ========
PERFORMANCE CENTER EARNINGS
  (dollars in thousands):
  Net interest income.............           $     --       $     --       $     --
  Noninterest income..............                134            372          4,256
  Noninterest expense.............                669            471          3,396
  Net Income......................              (331)           (61)            531
  Total loans (dollars in millions)                --             --             --
AVERAGE BALANCES (DOLLARS IN
  MILLIONS):
  Total loans(2)..................           $    959       $    987       $  1,175
  Total assets....................              1,489          1,342          1,500
  Total deposits(2)...............              1,029          1,419          1,492
FINANCIAL RATIOS:
  Risk adjusted return on capital.                 22%            27%            38%
  Return on average assets........               1.40           1.69           1.70
  Efficiency ratio(3).............               57.1           58.2           59.3



                                                        GLOBAL
                                                    MARKETS GROUP                                 OTHER
                                                YEARS ENDED DECEMBER 31,                 YEARS ENDED DECEMBER 31,
                                           ________________________________         __________________________________
                                             2000        2001        2002             2000          2001        2002
                                           ________     ________   ________         _________     ________    ________
RESULTS OF OPERATIONS AFTER
  PERFORMANCE CENTER EARNINGS
  (DOLLARS IN THOUSANDS):
  Net interest income.............         $ (8,850)    $ 16,505   $(18,478)        $  55,224     $ 66,248    $ 87,757
  Noninterest income..............           (7,083)      19,633     10,104             8,810       47,278      16,708
                                           ________     ________   ________         _________     ________    ________
  Total revenue...................          (15,933)      36,138     (8,374)           64,034      113,526     104,465
  Noninterest expense (1).........           15,757       24,064     15,548            34,394       90,948     131,457
  Credit expense (income).........               --          200        200           263,667       89,129     (51,133)
                                           ________     ________   ________         _________     ________    ________
  Income (loss) before income tax
  expense (benefit)...............          (31,690)      11,874    (24,122)         (234,027)     (66,551)     24,141
  Income tax expense (benefit)....          (12,122)       4,542     (9,227)         (108,687)     (47,754)    (20,765)
                                           ________     ________   ________         _________     ________    ________
  Net income (loss)...............         $(19,568)      $7,332   $(14,895)        $(125,340)    $(18,797)   $ 44,906
                                           ========     ========   ========         =========     ========    ========
PERFORMANCE CENTER EARNINGS
  (DOLLARS IN THOUSANDS):
  Net interest income.............         $     --     $     --   $     --         $     848     $    396    $    418
  Noninterest income..............          (23,741)     (25,347)   (30,242)            5,756        7,618      13,462
  Noninterest expense.............           (2,860)      (4,914)    (5,422)              246        2,547       6,185
  Net Income......................          (12,894)     (12,617)   (15,326)            3,834        3,302       4,658
  Total loans (dollars in millions)              --           --         --                24           19          18
AVERAGE BALANCES (DOLLARS IN
  MILLIONS):
  Total loans(2)..................         $     --     $     80   $    113         $     459     $    350    $    322
  Total assets....................            3,740        5,210      7,000               826          725         816
  Total deposits(2)...............            3,235        2,928      1,810               715          766         989
FINANCIAL RATIOS:
  Risk adjusted return on capital.              (13)%          2%        (2)%              na           na          na
  Return on average assets........            (0.56)        0.12      (0.22)               na           na          na
  Efficiency ratio(3).............            (98.9)        66.6     (185.7)               na           na          na


                                                               UNIONBANCAL
                                                               CORPORATION
                                                         YEARS ENDED DECEMBER 31,
                                           ________________________________________________
                                               2000               2001               2002
                                           __________         __________         __________
RESULTS OF OPERATIONS AFTER
  PERFORMANCE CENTER EARNINGS
  (DOLLARS IN THOUSANDS):
  Net interest income.............         $1,584,440         $1,524,042         $1,561,969
  Noninterest income..............            647,180            716,404            735,976
                                           __________         __________         __________
  Total revenue...................          2,231,620          2,240,446          2,297,945
  Noninterest expense (1).........          1,130,185          1,240,174          1,347,666
  Credit expense (income).........            440,000            285,000            175,000
                                           __________         __________         __________
  Income (loss) before income tax
  expense (benefit)...............            661,435            715,272            775,279
  Income tax expense (benefit)....            221,535            233,844            247,376
                                           __________         __________         __________
  Net income (loss)...............         $  439,900         $  481,428         $  527,903
                                           ==========         ==========         ==========
PERFORMANCE CENTER EARNINGS
  (DOLLARS IN THOUSANDS):
  Net interest income.............         $       --         $       --         $       --
  Noninterest income..............                 --                 --                 --
  Noninterest expense.............                 --                 --                 --
  Net Income......................                 --                 --                 --
  Total loans (dollars in millions)                --                 --                 --
AVERAGE BALANCES (DOLLARS IN
  MILLIONS):
  Total loans(2)..................         $   26,310            $25,951            $25,807
  Total assets....................             33,672             34,619             36,108
  Total deposits(2)...............             25,528             26,542             28,753
FINANCIAL RATIOS:
  Risk adjusted return on capital.                 na                 na                 na
  Return on average assets........               1.31%              1.39%              1.46%
  Efficiency ratio(3).............               50.6               55.3               58.6

__________
     (1) "Other" includes the 2000 restructuring credits of $19.0 million ($11.8 million, net of taxes).
     (2) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.
     (3)  The efficiency  ratio is  noninterest  expense,  excluding  foreclosed asset expense (income), as a percentage of net interest income and noninterest income. Foreclosed asset expense (income) was $(0.1) million in 2000, $(0.0) million in 2001 and 0.1 million for 2002.
     na   = not applicable

     COMMUNITY BANKING AND INVESTMENT SERVICES GROUP

     The Community Banking and Investment Services Group provides financial products including a set of credit, deposit, trust, risk management, and insurance products delivered through branches, relationship managers, private bankers, trust administrators, and insurance agents to individuals and small businesses.

     In 2002, net income increased $46.5 million, or 22 percent, compared to 2001. Total revenue increased $106.9 million, or 9.4 percent, compared to a year earlier. Increased asset and deposit volumes offset the effect of a significantly lower interest rate environment leading to an increase of $93.3 million, or 13 percent, in net interest income over the prior year. Excluding auto lease residual writedowns of $28.3 million and $9.0 million, in 2001 and 2002, respectively, and a $10.9 million gain on the sale of our Guam and Saipan branches in 2001 and the impact of performance center earnings, noninterest income was $37.1 million, or 8 percent, higher than the prior year primarily due to our acquisition of Armstrong/Robitaille, Inc. and higher deposit-related service fees. Noninterest expense increased $39.6 million, or 5 percent, in 2002 compared to 2001 with the majority of that increase being attributable to higher salaries and employee benefits mainly related to deposit gathering, small business growth, acquisitions and residential loan growth over 2001.

     In 2002, the Community Banking and Investment Services Group emphasized growth in the consumer asset portfolio, expanding wealth management services, extending the small business franchise, expanding the branch network, and expanding cross selling activities throughout the bank. The strategy for growing the consumer asset portfolio primarily focused on mortgage and home equity products that may be originated through the branch network, as well as through channels such as wholesalers, correspondents, and whole loan purchases. As of December 31, 2002, residential loans have grown by $1.6 billion, or 33 percent, from the prior year. The Wealth Management division is focused on becoming a growing provider of banking and investment products for affluent individuals in geographic areas already served by us. We seek to provide quality service superior to that of our competitors and offer our customers an attractive product suite. Core elements of the initiative to extend our small business franchise include improving our sales force, increasing marketing activities, adding new locations, and developing online capabilities to complement physical distribution. Expansion of the distribution network will be achieved through acquisitions and de novo branching. During 2002, we completed our acquisitions of Valencia Bank and Trust, a commercial bank with $266 million in assets and five branches, and First Western Bank, a commercial bank with $224 million in assets and seven branches.

     The Community Banking and Investment Services Group is comprised of six major divisions: Community Banking, Wealth Management, Institutional Services and Asset Management, Consumer Asset Management, Government and Not-For-Profit Markets, and Insurance Services.

     COMMUNITY BANKING serves its customers through 259 full-service branches in California, 6 full-service branches in Oregon and Washington, and a network of 520 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our BANK@HOME product at WWW.UBOC.COM. In addition, the division offers automated teller and point-of-sale merchant services.

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

     o HighMark Capital Management, Inc., a registered investment advisor, provides investment advisory services to institutional clients and mutual funds, including the affiliated HighMark Funds. It also provides advisory services to Union Bank of California, N.A. trust and agency clients, including corporations, pension funds and individuals. HighMark Capital Management, Inc. also provides mutual fund support services. HighMark Capital Management Inc.'s strategy is to increase assets under management by broadening its client base and helping to expand the distribution of shares of its mutual fund clients.

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

     o Consumer Asset Management is centralized in two California sites, one in San Diego and one in Brea, and

     o provides customer and credit management services for consumer loan products.

     GOVERNMENT  AND  NOT-FOR-PROFIT  MARKETS  provides a full range of treasury
management,   investment,   and  trust  services  to  government   entities  and
not-for-profit organizations.

     The division, which primarily focuses on local, state, and federal agencies, includes an expanding product offering to the Native American government market. Niche markets have been developed that service colleges and universities, trade associations, cultural institutions, and religious non-profit organizations. The division's strategy is to expand its market presence by continued delivery of cash management products, internet based technology solutions, and expanding its tax-exempt lending capabilities to meet existing clients' needs.

     INSURANCE SERVICES provides a range of risk management services and insurance products to business and retail customers.

     o The group, which includes our fourth quarter 2001 acquisition of Armstrong/Robitaille, Inc., a regional insurance broker, and our fourth quarter 2002 acquisition of John Burnham & Company, offers its risk management and insurance products through offices in California and Oregon.

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

     The group competes with a number of commercial banks, internet banks, savings associations and credit unions, as well as more specialized financial service providers such as investment brokerage companies, consumer finance companies, and residential real estate lenders. The group's primary competitors are other major depository institutions such as Bank of America, Citibank, Washington Mutual and Wells Fargo, as well as smaller community banks in the markets in which we operate.

     COMMERCIAL FINANCIAL SERVICES GROUP

     The Commercial Financial Services Group offers financing and cash management services to middle-market and large corporate businesses primarily headquartered in the western United States. The Commercial Financial Services Group has continued to focus specialized financing expertise to specific geographic markets and industry segments such as energy, entertainment, and real estate. Relationship managers in the Commercial Financial Services Group provide credit services, including commercial loans, accounts receivable and inventory financing, project financing, lease financing, trade financing and real estate financing. In addition to credit services, the group offers its customers access to cash management services delivered through deposit managers with experience in cash management solutions for businesses.

     In 2002, net income decreased $44.4 million, or 17 percent, compared to 2001. Net interest income decreased $40.6 million, or 6 percent, primarily attributable to the lower interest rate environment, wherein our wholesale liabilities are closely tied to the effects of the lower treasury bill rates. The impact on earnings of decreasing earning asset balances was mitigated by a significantly lower cost of funds resulting from this lower interest rate environment. Excluding lower net losses in the private equity portfolio of $3.4 million in 2002, noninterest income increased $33.6 million, or 19 percent. This 19 percent increase was mainly attributable to higher deposit-related service fees. Noninterest expense increased $30.3 million, or 10 percent, compared to a year earlier due to higher expenses to support increased product sales and deposit volume. Credit expense increased $40.8 million due to a refinement in the RAROC credit metrics that were implemented in late 2001 and not reflected in our first, second and third quarters 2001 results.

     The group's initiatives during 2002 included expanding wholesale deposit activities and increasing domestic trade financing. Loan growth strategies included originating, underwriting and syndicating loans in core competency markets, such as the California middle-market, commercial real estate, energy, entertainment, equipment leasing and commercial finance. The Commercial Financial Services Group provides strong processing services, including services such as check processing, front-end item processing, cash vault services and digital imaging.

     The Commercial Financial Services Group is comprised of the following business units:

     o    the Commercial Banking Division, which serves California middle-market
          and  large  corporate   companies  with  commercial   lending,   trade
          financing, and asset-based loans;

     o the Corporate Deposit Services Division, which provides deposit and cash management expertise to clients in the middle-market, large corporate market and specialized industries;

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

     o the Energy Capital Services Division, which provides custom financing and project financing to oil and gas companies, as well as power and utility companies, nationwide; and

     o the National Banking Division, which provides custom financing to middle-market and large corporate clients in their defined industries and geographic markets.

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

     INTERNATIONAL BANKING GROUP

     The International Banking Group focuses on providing correspondent banking and trade finance related products and services to international financial institutions worldwide, primarily in Asia. This focus includes products and services such as letters of credit, international payments, collections and financing of mostly short-term transactions. The group also serves certain foreign firms and US corporate clients in selected countries where we have branches, including Hong Kong, Japan, Korea, the Philippines and Taiwan. In the US, the group serves mostly subsidiaries and affiliates of non-Japanese Asian companies and US branches/agencies of foreign banks. The majority of the revenue generated by the International Banking Group is from customers domiciled outside of the US.

     In 2002, net income increased $2.8 million, or 13 percent, compared to 2001. Total revenue in 2002 increased $7.7 million, or 8 percent, compared to 2001. Net interest income decreased $1.3 million, or 3 percent, from 2001, mainly due to the lower interest rate environment. Noninterest income was $9.0 million, or 15 percent, higher than 2001, mainly attributable to higher foreign remittance and collection commissions, reflecting a strategic focus on this business, and merchant card activity in the current year. Noninterest expense increased $5.6 million, or 10 percent, compared to 2001, with the majority of that increase attributable to merchant card activity. Also contributing to the group's overall increase in net income was a reduction in credit expense of $2.5 million, or 57 percent, compared to 2001. The International Banking Group's business revolves around short-term, trade financing, mostly to banks, which we believe tends to result in significantly lower credit risk when compared to other lending activities and service-related income.

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

     GLOBAL MARKETS GROUP

     The Global Markets Group conducts business activities primarily to support the previously described business groups and their customers. This group offers a broad range of risk management products, such as foreign exchange contracts and interest rate swaps and options. It trades money market, government, agency, and other securities to meet investment needs of our institutional and business clients. Another primary area of the group is treasury management for our company, which encompasses wholesale funding, liquidity management, interest rate risk management, including securities portfolio management, and hedging activities.

     In 2002, net loss was $14.9 million compared to net income of $7.3 million in 2001. Total revenue in 2002 decreased $44.5 million, or 123 percent, compared to 2001, resulting from a $35.0 million decrease in net interest income and a $9.5 million, or 49 percent, decrease in noninterest income. The decrease in net interest income from 2001 was mainly attributable to a declining interest rate environment, offset in part by reduced volume and costs of wholesale funding and increased income from hedged positions. Compared to 2001, the noninterest income decrease was mainly attributable to lower net gains on the sale of securities in our securities portfolio of $7.7 million in 2002 and to higher distribution of performance center earnings to other business segments of the bank during 2002. Compared to 2001, noninterest expense decreased $8.5 million, or 35 percent, as higher expenses were recorded in the prior year at the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

     OTHER

     "Other" includes the following items:

     o corporate activities that are not directly attributable to one of the four major business units. Included in this category are goodwill amortization for periods prior to January 1, 2002, and certain other nonrecurring items such as merger and integration expense, certain parent company non-bank subsidiaries, and the elimination of the fully taxable-equivalent basis amount;

     o the adjustment between the credit expense under RAROC and the provision for credit losses under US GAAP and earnings associated with unallocated equity capital;

     o the Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the US, which are affiliated with companies headquartered in Japan; and

     o    the residual costs of support groups.

     Net income for "Other" in 2002 was $44.9 million. The results were impacted by the following factors:

     o Credit expense (income) of ($51.1) million was due to the difference between the $175.0 million in provision for credit losses calculated under our US GAAP methodology and the $226.1 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

     o Net interest income of $87.8 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

     o    Noninterest income of $16.7 million; and

     o    Noninterest  expense of $131.5  million that  included a $15.3 million
          amortization   adjustment  related  to  the   standardization  of  our
          accounting for LIHC investments.

     Net loss for "Other" in 2001 was $18.8 million. The results were impacted by the following factors:

     o Credit expense of $89.1 million due to the difference between the $285.0 million in provision for credit losses calculated under our US GAAP methodology and the $195.9 million in expected losses for the reportable business segments, which utilizes the RAROC methodology; offset by

     o Net interest income of $66.2 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

     o Noninterest income of $47.3 million included a $20.7 million gain recognized when our stock holding in STAR System was exchanged for Concord EFS stock, a net gain of $13.9 million from the sale of securities obtained from the sale of collateral, and a $6.1 million gain on the sale of a distressed loan held for sale; and

     o    Noninterest expense of $90.9 million.


FINANCIAL PERFORMANCE GOALS

     In connection with our strategic initiatives, we have established long-term financial performance goals, which serve as a tool for measuring long-term success of our operating strategies. Presently, these long-term financial performance goals include:


PERFORMANCE RATIO                                                     GOAL
_______________________________________________________________   ____________
o  Return on average shareholders' equity......................     15% to 17%
o  Earnings per share growth...................................     10% to 12%
o  Efficiency ratio............................................     54% to 56%
o  Tangible shareholders' equity to assets.....................   7.5% to 8.5%


     Achievement of our long-term financial performance goals is subject to many risks and uncertainties, including those described under "Certain Business Risk Factors" beginning on page F-41. In particular, our achievement of the efficiency ratio goal has been adversely impacted by the significant reductions in interest rates. Beginning in 2000, these rate changes have negatively impacted our annual efficiency ratio by as little as 300 basis points to as much as 400 basis points, which will continue to be felt in 2003. Absent the impact on net interest income from the lower interest rate environment, we would have met or exceeded our financial performance goals for our efficiency ratio. Additionally, over the past three years, we have shifted our focus to increasing the growth rate of fee-oriented and deposit-related businesses and to growing the share of earnings streams from businesses with diversified credit exposures. The resulting business mix has produced less volatility in our earnings and credit risk, but is accompanied by higher labor costs. Though these businesses have resultant higher efficiency ratios, their year over year efficiency ratios are declining as these businesses take advantage of scale and other back office consolidations. We continue to look for opportunities to reduce our expenses and increase our revenues in order to meet all of our financial performance goals during these challenging times.

     We periodically re-evaluate the various elements of our strategic plan, including our long-term financial performance goals. We expect to engage in such re- evaluation of these goals over the course of 2003 and continuing into 2004 as we develop the next phase of our strategic plan. Accordingly, such goals could well change as a result of this process and may change from time-to-time thereafter.

NET INTEREST INCOME

     The table below shows the major components of net interest income and net interest margin for the periods presented.


                                                                   YEARS ENDED DECEMBER 31,
                                       _______________________________________________________________________
                                                      2000                                     2001
                                       __________________________________    _________________________________
                                                      INTEREST    AVERAGE                   INTEREST   AVERAGE
                                         AVERAGE      INCOME/      YIELD/      AVERAGE      INCOME/     YIELD/
(DOLLARS IN THOUSANDS)                   BALANCE      EXPENSE(1)   RATE(1)     BALANCE     EXPENSE(1)   RATE(1)
__________________________________     ___________    __________  ________   ___________   __________  _______
ASSETS
Loans:(2)
  Domestic........................     $25,260,924    $2,170,653     8.59%   $24,898,011   $1,828,004     7.34%
  Foreign(3)......................       1,049,496        71,812     6.84      1,053,010       56,030     5.32
Securities--taxable...............       3,426,164       221,606     6.47      4,669,695      290,019     6.21
Securities--tax-exempt............          68,759         6,772     9.85         53,334        5,768    10.81
Interest bearing deposits in banks         174,769         9,126     5.22         70,510        2,850     4.04
Federal funds sold and securities
  purchased under resale agreements        131,449         8,160     6.21        217,369        6,844     3.15
Trading account assets............         268,169        15,519     5.79        329,853        7,853     2.38
                                       ___________    __________             ___________   __________
    Total earning assets..........      30,379,730     2,503,648     8.24     31,291,782    2,197,368     7.02

Allowance for credit losses.......        (509,653)                             (635,063)
Cash and due from banks...........       2,140,369                             2,203,075
Premises and equipment, net.......         429,668                               487,842
Other assets......................       1,231,944                             1,271,586
                                       ___________                           ___________
Total assets......................     $33,672,058                           $34,619,222
                                       ===========                           ===========
LIABILITIES
Domestic deposits:
  Interest bearing................     $ 6,039,773       163,446     2.71     $6,211,821      138,457     2.23
  Savings and consumer time.......       3,371,948       119,910     3.56      3,421,933      106,177     3.10
  Large time......................       4,550,938       274,052     6.02      4,432,365      200,852     4.53
Foreign deposits(3)...............       1,924,839       107,183     5.57      1,931,190       69,830     3.62
                                       ___________    __________             ___________   __________
  Total interest bearing deposits.      15,887,498       664,591     4.18     15,997,309      515,316     3.22
                                       ___________    __________             ___________   __________
Federal funds purchased and
  securities sold under repurchase
  agreements......................       1,548,730        96,606     6.24      1,243,933       52,153     4.19
Commercial paper..................       1,521,614        94,905     6.24      1,287,603       52,439     4.07
Other borrowed funds..............         314,425        16,709     5.31        464,033       20,180     4.35
Medium and long-term debt.........         255,426        17,617     6.90        217,534       10,445     4.80
UnionBanCal Corporation-obligated
  mandatorily redeemable preferred
  securities of subsidiary grantor
  trust...........................         350,000        26,212     7.49        352,345       20,736     5.88
                                       ___________    __________             ___________   __________
  Total borrowed funds............       3,990,195       252,049     6.32      3,565,448      155,953     4.37
                                       ___________    __________             ___________   __________
  Total interest bearing liabilities    19,877,693       916,640     4.61     19,562,757      671,269     3.43

Noninterest bearing deposits......       9,640,049                            10,545,003
Other liabilities.................       1,014,472                             1,043,743
                                       ___________                           ___________
    Total liabilities.............      30,532,214                            31,151,503
SHAREHOLDERS' EQUITY
Common equity.....................       3,139,844                             3,467,719
                                       ___________                           ___________
    Total shareholders' equity....       3,139,844                             3,467,719
                                       ___________                           ___________
    Total liabilities and
      shareholders' equity........     $33,672,058                           $34,619,222
                                       ===========                           ===========
Net interest income/margin
  (taxable-equivalent basis)......                     1,587,008     5.22%                1,526,099     4.87%
Less: taxable-equivalent adjustment                        2,568                              2,057
                                                      __________                         __________
Net interest income...............                    $1,584,440                         $1,524,042
                                                      ==========                         ==========


                                              YEARS ENDED DECEMBER 31,
                                       _____________________________________
                                                      2002
                                       __________________________________
                                                      INTEREST    AVERAGE
                                         AVERAGE      INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                   BALANCE      EXPENSE(1)   RATE(1)
__________________________________     ___________    __________  ________
ASSETS
Loans:(2)
  Domestic........................     $24,634,530      $1,487,767    6.04%
  Foreign(3)......................       1,172,660          32,285    2.75
Securities--taxable...............       5,858,193         313,232    5.35
Securities--tax-exempt............          37,835           3,968   10.49
Interest bearing deposits in banks         124,023           2,806    2.26
Federal funds sold and securities
  purchased under resale agreements        840,320          13,895    1.65
Trading account assets............         315,810           4,606    1.46
                                       ___________      __________
    Total earning assets..........      32,983,371       1,858,559    5.63

Allowance for credit losses.......        (635,057)
Cash and due from banks...........       1,928,821
Premises and equipment, net.......         498,454
Other assets......................       1,332,907
                                       ___________
Total assets......................     $36,108,496
                                       ===========

LIABILITIES
Domestic deposits:
  Interest bearing................      $8,159,892          89,952    1.10
  Savings and consumer time.......       3,632,748          60,758    1.67
  Large time......................       2,958,162          64,428    2.18
Foreign deposits(3)...............       1,535,837          21,110    1.37
                                       ___________      __________
  Total interest bearing deposits.      16,286,639         236,248    1.45
                                       ___________      __________
Federal funds purchased and
  securities sold under repurchase
  agreements......................         427,610           6,030    1.41
Commercial paper..................         997,543          16,645    1.67
Other borrowed funds..............         469,877          10,111    2.15
Medium and long-term debt.........         399,769           9,344    2.34
UnionBanCal Corporation-obligated
  mandatorily redeemable preferred
  securities of subsidiary grantor
  trust...........................         352,106          15,625    4.44
                                       ___________      __________
  Total borrowed funds............       2,646,905          57,755    2.18
                                       ___________      __________
  Total interest bearing liabilities    18,933,544         294,003    1.55

Noninterest bearing deposits......      12,466,546
Other liabilities.................         968,876
                                       ___________
    Total liabilities.............      32,368,966
SHAREHOLDERS' EQUITY
Common equity.....................       3,739,530
                                       ___________
    Total shareholders' equity....       3,739,530
                                       ___________
    Total liabilities and
      shareholders' equity........     $36,108,496
                                       ===========
Net interest income/margin
  (taxable-equivalent basis)......                     1,564,556      4.74%
Less: taxable-equivalent adjustment                        2,587
                                                      __________
Net interest income...............                    $1,561,969
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

     Net interest income, on a taxable-equivalent basis, was $1,564.6 million in 2002, compared with $1,526.1 million in 2001. This increase of $38.5 million, or 3 percent, was attributable primarily to the impact of the decreasing interest rate environment throughout the prior year on interest bearing liabilities, increasing average noninterest bearing deposits, and higher earning assets, partly offset by significantly lower yields on our earning assets. Decreasing market rates resulted in lower rates on our interest bearing liabilities of 188 basis points on average balances of $18.9 billion, which was partly offset by a lower average yield of 139 basis points on average earning assets of $33.0 billion, which was favorably impacted by higher interest rate derivatives income of $64.4 million. Mitigating the impact of the lower interest rate environment on our net interest margin was an increase in average earning assets of $1.7 billion, primarily in securities, funded by a $1.9 billion, or 18 percent, increase in average noninterest bearing deposits. The resulting impact of these changes on our net interest margin was a decrease of 13 basis points to 4.74 percent.

     Average earning assets were $33.0 billion in 2002, compared with $31.3 billion in 2001. This growth was attributable to a $1.2 billion, or 25 percent, increase in average securities, partly offset by a $143.8 million, or 1 percent, decrease in average loans. The increase in average securities, which were comprised primarily of fixed rate securities, reflected liquidity and interest rate risk management actions. The decline in average loans was mostly due to a $1.9 billion decrease in average commercial loans mainly attributable to slower loan growth due to economic conditions, loan sales, and a reduction in our exposure to nonrelationship syndicated loans. The decrease in commercial loans was partly offset by an increase in average residential mortgages of $1.5 billion, which was a result of a strategic portfolio shift from more volatile commercial loans. Other loan activities included an increase in average commercial mortgages of $442.1 million and a decrease in average consumer loans and lease financing of $233.6 million and $149.5 million, respectively.

     Deposit growth, especially in our title and escrow industries, has been a continued strength, contributing significantly to our lower cost of funds year-over-year. Average noninterest bearing deposits were $1.9 billion, or 18 percent, higher in 2002 over the prior year, which included a $0.7 billion increase in average title and escrow deposits.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

     The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2002 and 2001. The changes in net interest income between periods have been reflected as attributable either to volume or to rate changes. For purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate.


                                                                   YEARS ENDED DECEMBER 31,
                                      _______________________________________________________________________________________
                                               2001 VERSUS 2000                              2002 VERSUS 2001
                                      _________________________________________      ________________________________________
                                            INCREASE (DECREASE) DUE TO                    INCREASE (DECREASE) DUE TO
                                                   CHANGE IN                                     CHANGE IN
                                      _________________________________________      ________________________________________
                                       AVERAGE         AVERAGE            NET        AVERAGE        AVERAGE           NET
(DOLLARS IN THOUSANDS)                  VOLUME          RATE            CHANGE        VOLUME          RATE           CHANGE
___________________________________   _________       _________       _________      ________      _________       __________
CHANGES IN INTEREST INCOME
Loans:
  Domestic.........................   $ (31,174)      $(311,475)      $(342,649)     $(19,340)     $(320,897)      $(340,237)
  Foreign(1).......................         240         (16,022)        (15,782)        6,365        (30,110)        (23,745)
Securities--taxable................      80,456         (12,043)         68,413        73,806        (50,593)         23,213
Securities--tax-exempt.............      (1,519)            515          (1,004)       (1,675)          (125)         (1,800)
Interest bearing deposits in banks.      (5,442)           (834)         (6,276)        2,162         (2,206)            (44)
Federal funds sold and securities
  purchased under resale agreements       5,336          (6,652)         (1,316)       19,623        (12,572)          7,051
Trading account assets.............       3,572         (11,238)         (7,666)         (334)        (2,913)         (3,247)
                                      _________       _________       _________      ________      _________       __________
    Total earning assets...........      51,469        (357,749)       (306,280)       80,607       (419,416)       (338,809)
                                      _________       _________       _________      ________      _________       __________
CHANGES IN INTEREST EXPENSE
Domestic deposits:
  Interest bearing.................       4,663         (29,652)        (24,989)       43,442        (91,947)        (48,505)
  Savings and consumer time........       1,779         (15,512)        (13,733)        6,535        (51,954)        (45,419)
  Large time.......................      (7,138)        (66,062)        (73,200)      (66,781)       (69,643)       (136,424)
Foreign deposits(1)................         354         (37,707)        (37,353)      (14,312)       (34,408)        (48,720)
                                      _________       _________       _________      ________      _________       __________
  Total interest bearing deposits          (342)       (148,933)       (149,275)      (31,116)      (247,952)       (279,068)
                                      _________       _________       _________      ________      _________       __________
Federal funds purchased and
  securities sold under repurchase
  agreements.......................     (19,019)        (25,434)        (44,453)      (34,204)       (11,919)        (46,123)
Commercial paper...................     (14,602)        (27,864)        (42,466)      (11,805)       (23,989)        (35,794)
Other borrowed funds...............       7,944          (4,473)           3,471          254        (10,323)        (10,069)
Medium and long-term debt..........      (2,615)         (4,557)         (7,172)        8,747         (9,848)         (1,101)
UnionBanCal Corporation-obligated
  mandatorily redeemable preferred
  securities of subsidiary grantor
  trust............................         176          (5,652)         (5,476)          (14)        (5,097)         (5,111)
                                      _________       _________       _________      ________      _________       __________
    Total borrowed funds...........     (28,116)        (67,980)        (96,096)      (37,022)       (61,176)        (98,198)
                                      _________       _________       _________      ________      _________       __________
  Total interest bearing liabilities    (28,458)       (216,913)       (245,371)      (68,138)      (309,128)       (377,266)
                                      _________       _________       _________      ________      _________       __________
  Changes in net interest income      $  79,927       $(140,836)      $ (60,909)     $148,745      $(110,288)      $  38,457
                                      =========       =========       =========      ========      =========       ==========

__________
(1) Foreign loans and deposits are those loans and deposits originated in foreign branches.


NONINTEREST INCOME

                                                                                              INCREASE (DECREASE)
                                                                               _______________________________________________
                                                                                            YEARS ENDED DECEMBER 31,
                                                                               _______________________________________________
                                                  YEARS ENDED DECEMBER 31,       2001 VERSUS 2000           2002 VERSUS 2001
                                           _______________________________     ____________________       ____________________
(DOLLARS IN THOUSANDS)                       2000        2001       2002        AMOUNT      PERCENT        AMOUNT      PERCENT
______________________________________     ________    ________   ________     ________     _______       ________     _______
Service charges on deposit accounts        $210,257    $245,116   $275,820     $ 34,859         17%       $ 30,704          13%
Trust and investment management fees        154,387     154,092    143,953         (295)         --        (10,139)         (7)
Merchant transaction processing fees         73,521      80,384     87,961        6,863           9          7,577           9
International commissions and fees..         71,189      71,337     76,956          148          --          5,619           8
Brokerage commissions and fees......         35,755      36,317     36,301          562           2            (16)         --
Merchant banking fees...............         48,985      33,532     32,314      (15,453)        (32)        (1,218)         (4)
Foreign exchange trading gains, net          28,057      26,565     28,548       (1,492)         (5)         1,983           7
Insurance commissions...............             --         920     27,208          920          nm         26,288          nm
Gain on exchange of STAR System stock            --      20,700         --       20,700          nm        (20,700)       (100)
Securities gains (losses), net......          8,784       8,654     (3,796)        (130)         (1)       (12,450)         nm
Other...............................         16,245      38,787     30,711       22,542         139         (8,076)        (21)
                                           ________    ________   ________     ________                   ________
  Total noninterest income..........       $647,180    $716,404   $735,976     $ 69,224          11%      $ 19,572           3%
                                           ========    ========   ========     ========                   ========

__________
nm = not meaningful

     In 2002, noninterest income was $736.0 million, an increase of $19.6 million, or 3 percent, over 2001. Excluding a $20.7 million gain when our stock holding in STAR System was exchanged for Concord EFS stock and a $10.9 million gain on the sale of our Guam and Saipan branches both in the prior year, noninterest income increased $51.2 million, or 7 percent. This increase was mainly attributable to a $30.7 million increase in service charges on deposit accounts, incremental insurance commissions of $26.3 million related to our insurance agency acquisitions, lower residual value writedowns in our auto lease portfolio of $19.3 million, a $7.6 million increase in merchant transaction processing fees, and a $5.6 million increase in international commissions and fees, partly offset by a $10.1 million decrease in trust and investment management fees. In addition, securities losses, net, were $3.8 million in 2002, compared to securities gains, net, of $8.7 million in 2001.

     o Revenue from service charges on deposit accounts was $275.8 million, an increase of 13 percent over 2001. This increase was primarily attributable to an 18 percent increase in average demand deposits and reductions in the earnings credit rates, caused by the lower interest rate environment on analyzed deposit accounts, which resulted in customers paying fees for services rather than increasing required deposit balances.

     o Trust and investment management fees were $144.0 million, a decrease of 7 percent over 2001. This decrease is attributable to declining market conditions and their impact on asset-based fees. Assets under management declined to $133.3 billion, a decline of 5 percent from 2001.

     o Merchant transaction processing fees were $88.0 million, an increase of 9 percent over 2001. This increase was primarily attributable to an increase in the volume of credit card drafts deposited by merchants and increased consumer usage of our enhanced Gold and Platinum version of our standard MasterMoney Card (debit card) aimed at stimulating consumer usage for higher dollar purchases.

     o    Insurance  commissions were $27.2 million  representing a full year of
          revenue    from   our   fourth    quarter    2001    acquisition    of
          Armstrong/Robitaille, Inc.

     o Securities losses, net, were $3.8 million compared to securities gains, net, of $8.7 million in the prior year. In 2002, we recorded permanent writedowns on private capital securities of $11.9 million and a $1.0 million writedown on a collateralized loan obligation, partly offset by realized gains on private capital securities of $7.1 million and a gain on the securities in our securities available for sale portfolio of $2.0 million, which were sold as part of our asset/liability management strategy. In 2001, we had realized gains of $29.9 million including gains of $9.8 million on the securities in our securities available for sale portfolio, which were sold as part of our asset/liability management strategy, a $9.5 million gain on the sale of our Concord EFS stock, and $6.0 million in realized gains on venture capital and equity investments, which were partially offset by permanent writedowns on venture capital and equity investments of $21.3 million.

     o Other noninterest income was $30.7 million, a decrease of $8.1 million over 2001. Excluding a $10.9 million gain on the sale of our Guam and Saipan branches in the prior year, other noninterest income increased $2.8 million. This increase was mainly attributable to lower residual value writedowns in our auto lease portfolio of $9.0 million in 2002 compared to $28.3 million in 2001, which was partly offset by higher unrealized losses on private capital securities of $11.7 million in the current year compared to an unrealized loss of $4.7 million in 2001, and $5.0 million in higher valuation reserve for loans held for sale in the current year.


NONINTEREST EXPENSE


                                                                                              INCREASE (DECREASE)
                                                                           _________________________________________________
                                                                                            YEARS ENDED DECEMBER 31,
                                                                           _________________________________________________
                                         YEARS ENDED DECEMBER 31,             2001 VERSUS 2000            2002 VERSUS 2001
                                ______________________________________     ______________________       ____________________
(DOLLARS IN THOUSANDS)             2000          2001          2002          AMOUNT       PERCENT        AMOUNT      PERCENT
_____________________________   __________    __________    __________     ___________    _______       ________     _______
Salaries and other
  compensation..........        $  517,459    $  547,549    $  599,617         $30,090         6%       $ 52,068          10%
Employee benefits.......            83,003       112,291       131,549          29,288        35          19,258          17
                                __________    __________    __________         _______                  ________
  Salaries and employee
  benefits..............           600,462       659,840       731,166          59,378        10          71,326          11
Net occupancy...........            92,567        95,152       106,592           2,585         3          11,440          12
Equipment...............            63,290        64,357        66,160           1,067         2           1,803           3
Merchant transaction
  processing............            49,609        52,789        55,767           3,180         6           2,978           6
Communications..........            43,744        50,439        53,382           6,695        15           2,943           6
Professional services...            42,042        38,480        44,851          (3,562)       (8)          6,371          17
Software................            24,037        31,766        42,850           7,729        32          11,084          35
Advertising and public
  relations.............            29,125        37,710        37,510           8,585        29            (200)         (1)
Data processing.........            34,803        35,732        32,589             929         3          (3,143)         (9)
Intangible asset
  amortization..........            15,061        16,012         5,485             951         6         (10,527)        (66)
Foreclosed asset income.               (80)          (13)          146              67        nm             159          nm
Restructuring credit....           (19,000)           --            --          19,000        nm              --          --
Other...................           154,525       157,910       171,168           3,385         2          13,258           8
                                __________    __________    __________        ________                  ________
Total noninterest expense       $1,130,185    $1,240,174    $1,347,666        $109,989        10%       $107,492           9%
                                ==========    ==========    ==========        ========                  ========

__________
nm = not meaningful

     In 2002, noninterest expense was $1.3 billion, an increase of $107.5 million, or 9 percent, over 2001. This increase was primarily due to a $71.3 million increase in salaries and employee benefits, an $11.4 million increase in net occupancy expense, a $6.4 million increase in professional services expense, and a $13.2 million increase in other noninterest expense. These increases were partly offset by an $10.5 million decrease in intangible asset amortization expense mostly attributable to the adoption, in the first quarter of 2002, of SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill.

     o Salaries and employee benefits were $731.2 million, an increase of 11 percent over 2001. This increase was primarily attributable to increases in staff necessary to achieve our strategic goals to expand key businesses (including acquisitions), higher incentive expense of $20.2 million, higher other benefit expenses of $11.1 million, including heath care costs, and merit increases.

     o Net occupancy expense was $106.6 million, an increase of 12 percent over 2001. This increase was primarily attributable to higher building
          rent,  depreciation,  leasehold  amortization,   maintenance
          expenses primarily associated with the opening of new branches and our bank and insurance agency acquisitions and a $2.7 million charge related to an initiative to tighten our business focus in Oregon and Washington.

     o Professional services expense was $44.9 million, an increase of 17 percent over 2001. This increase was primarily attributable to higher consulting expenses related to process improvement projects.

     o Software expense was $42.9 million, an increase of 35 percent over prior year. This increase was primarily from higher software depreciation and software maintenance contract expenses related to the implementation of customer relationship management productivity projects and other automation initiatives.

     o Intangible asset amortization expense was $5.5 million, a decrease of 66 percent from 2001. This decrease reflected the adoption of SFAS No. 142 in the first quarter of 2002, which eliminated the amortization of goodwill, offset by the amortization of identifiable assets acquired in our most recent acquisitions.

     o Other noninterest expense was $171.2 million, an increase of 8 percent from 2001. This increase was mainly attributable to a $15.3 million amortization adjustment related to the standardization of our accounting for LIHC investments, partly offset by the recognition of a $6.2 million loss at the adoption of SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," and higher derivative-related expenses of $3.7 million due to changes in the value of a portion of the interest rate options that were excluded from hedge accounting under SFAS No. 133, both of which occurred in the prior year.

     We maintain the Union Bank of California, N.A. Retirement Plan (the Plan), which is a noncontributory defined benefit plan covering substantially all of our employees. We estimate the 2003 net periodic pension cost will be approximately $13.6 million, assuming a 2003 contribution of $100 million. The primary reason for the increase from 2002 net periodic pension cost is the decrease in the assumed discount rate from 7.25 percent to 6.75 percent. The 2003 estimate for net periodic pension cost was actuarially determined using a discount rate of 6.75 percent and an expected return of 8.25 percent. A 25 basis point increase in either the discount rate or expected return on plan assets would decrease 2003 periodic pension cost by $4 million and $2 million, respectively. A 25 basis point decrease in either the discount rate or expected return on plan assets would increase 2003 periodic pension cost by $4 million and $2 million, respectively.


INCOME TAX EXPENSE

                                                  YEARS ENDED DECEMBER 31,
                                            ___________________________________
(DOLLARS IN THOUSANDS)                        2000          2001         2002
________________________________________    ________      ________     ________
Income before income taxes..............    $661,435      $715,272     $775,279
Income tax expense......................     221,535       233,844      247,376
Effective tax rate......................         33%           33%          32%


     Income tax expense in 2002 was $247.4 million, a 32 percent effective income tax rate, which included a tax credit adjustment of $9.8 million related to the standardization of our accounting for LIHC investments and a $3.3 million net reduction in income tax expense resulting from a change in California state tax law concerning loan loss reserves. In 2001, the effective income tax rate was 33 percent. We filed our 2000 and 2001, and intend to file our 2002, California franchise tax returns on a worldwide unitary basis, incorporating the financial results of BTM and its worldwide affiliates. For additional information regarding income tax expense, see Note 9 to our Consolidated Financial Statements included in this Form 10-K.

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

     We have a Credit Review and Management Committee chaired by the Chief Credit Officer and composed of the Chief Executive Officer and other executive officers that establishes overall risk appetite, portfolio concentration limits, and credit risk rating methodology. This committee is supported by the Credit Policy Forum, composed of lending group Senior Credit Officers that have responsibility for establishing credit policy, credit underwriting criteria, and other risk management controls including the approval of business strategies. Credit Administration under the direction of the Senior Credit Officers has responsibility for administering the credit approval process and related policies. Policies require an evaluation of credit requests and continuing review of existing credit in order to promptly identify, monitor, and quantify evidence of deterioration in asset credit quality or potential loss.

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

LOANS

     The following table shows loans outstanding by loan type and as a percentage of total loans for 1998 through 2002.


                                                                           DECEMBER 31,
                                          __________________________________________________________________________________
(DOLLARS IN MILLIONS)                          1998             1999             2000             2001             2002
___________________________________       ______________   ______________   ______________   ______________   ______________
Domestic:
  Commercial, financial and
    industrial.....................       $13,120     54%  $14,177     55%  $13,749     53%  $11,476     46%  $10,339     39%
  Construction.....................           440      2       648      3       939      4     1,060      4     1,285      5
  Mortgage:
    Residential....................         2,628     11     2,581     10     3,295     13     4,788     19     6,382     24
    Commercial.....................         2,975     12     3,572     14     3,348     13     3,591     15     4,150     16
                                          _______          _______          _______          _______          _______
      Total mortgage...............         5,603     23     6,153     24     6,643     26     8,379     34    10,532     40
Consumer:
  Installment......................         1,985      8     1,922      7     1,656      6     1,200      5       910      3
  Revolving lines of credit........           818      4       728      3       755      3       859      3     1,103      4
                                          _______          _______          _______          _______          _______
      Total consumer...............         2,803     12     2,650     10     2,411      9     2,059      8     2,013      7
Lease financing....................         1,032      4     1,149      4     1,134      4       979      4       813      3
                                          _______          _______          _______          _______          _______
      Total loans in domestic offices      22,998     95    24,777     96    24,876     96    23,953     96    24,982     94
Loans originated in foreign branches        1,298      5     1,136      4     1,134      4     1,041      4     1,456      6
                                          _______          _______          _______          _______          _______
      Total loans..................       $24,296    100%  $25,913    100%  $26,010    100%  $24,994    100%  $26,438    100%
                                          =======          =======          =======          =======          =======

     Our lending activities are predominantly domestic, with such loans comprising 94 percent of the total loan portfolio at December 31, 2002. Total loans at December 31, 2002, were $26.4 billion, an increase of 6 percent, from December 31, 2001. The increase was mainly attributable to an increase in the residential mortgage portfolio of $1.6 billion and an increase in the commercial mortgage portfolio of $559 million, partly offset by a decline in the commercial, financial and industrial loan portfolio of $1.1 billion and a decline in the consumer loan portfolio of $46 million.

COMMERCIAL, FINANCIAL AND INDUSTRIAL LOANS

     Commercial, financial and industrial loans represent one of the largest categories in the loan portfolio. These loans are extended principally to corporations, middle-market businesses, and small businesses, with no industry concentration exceeding 10 percent of total loans. This portfolio has a high degree of geographic diversification based upon our customers' revenue bases, which we believe lowers our vulnerability to changes in the economic outlook of any particular region of the U.S.

     Our commercial market lending originates primarily through our banking office network. These offices, which rely extensively on relationship-oriented banking, provide many services including cash management services, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a wide variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer's specific industry. Presently, we are active in, among other sectors, the oil and gas, communications, media, entertainment, retailing and financial services industries.

     The commercial, financial and industrial loan portfolio was $10.3 billion, or 39 percent of total loans, at December 31, 2002, compared with $11.5 billion, or 46 percent of total loans, at December 31, 2001. The decrease of $1.1 billion, or 10 percent, from the prior year was primarily attributable to current economic conditions, loan sales, and reductions in our exposure in nonrelationship syndicated loans. The reduction in commercial, financial, and industrial loans is consistent with our strategy to reduce our exposure to more volatile commercial loans and increase the percentage of more stable consumer loans (including residential mortgages). We expect to continue pursuing this strategy into 2004.

CONSTRUCTION AND COMMERCIAL MORTGAGE LOANS

     We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

     The construction loan portfolio totaled $1.3 billion, or 5 percent of total loans, at December 31, 2002, compared with $1.1 billion, or 4 percent of total loans, at December 31, 2001. This growth of $225 million, or 21 percent, from the prior year was primarily attributable to a reasonably stable Southern California housing market during 2002, despite the slowdown in the economy.

     Commercial mortgages were $4.2 billion, or 16 percent of total loans, at December 31, 2002, compared with $3.6 billion, or 15 percent, at December 31, 2001. The mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. The increase in commercial mortgages of $559 million, or 16 percent, from December 31, 2001, was primarily due to demand in the Southern California real estate market.

RESIDENTIAL MORTGAGE LOANS

     We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

     Residential mortgages were $6.4 billion, or 24 percent of total loans, at December 31, 2002, compared with $4.8 billion, or 19 percent of total loans, at December 31, 2001. The increase in residential mortgages of $1.6 billion, or 33 percent, from December 31, 2001, continues to be influenced by our strategic decision to increase our residential mortgage portfolio through increased in-house production and additional wholesale and correspondent channels. While we hold most of the loans we originate, we sell most of our 30-year, fixed rate residential mortgage loans.

CONSUMER LOANS

     We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network. Consumer loans totaled $2.0 billion, or 7 percent of total loans, at December 31, 2002, compared with $2.1 billion, or 8 percent of total loans, at December 31, 2001. The decrease of $46 million, or 2 percent, was primarily attributable to exiting the automobile dealer lending business in the third quarter of 2000, partially offset by an increase in home equity loans.

LEASE FINANCING

     We enter into direct financing and leveraged leases through our Equipment Leasing Division. Lease financing totaled $0.8 billion, or 3 percent of total loans, at December 31, 2002, compared with $1.0 billion, or 4 percent of total loans, at December 31, 2001. As we previously announced, effective April 20, 2001, we discontinued our auto leasing activity. As of December 31, 2002, our remaining auto lease portfolio was $279 million, reflecting writedowns of auto lease residuals of $48 million. Included in our lease portfolio are leveraged leases of $514 million, which are, net of non-recourse debt of approximately $1.2 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

LOANS ORIGINATED IN FOREIGN BRANCHES

     Our loans originated in foreign branches consist primarily of short-term extensions of credit to financial institutions located primarily in Asia and to corporations in Japan, Korea and Taiwan.

     Loans originated in foreign branches totaled $1.5 billion, or 6 percent of total loans, at December 31, 2002, compared with $1.0 billion, or 4 percent, at December 31, 2001. The increase in loans originated in foreign branches of $415 million, or 40 percent, from December 31, 2001, was primarily attributable to increased lending to financial institutions during periods of low US interest rates, which made financing of trade transactions more attractive.

CROSS-BORDER OUTSTANDINGS

     Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of December 31, 2000, 2001 and 2002, for any country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding exclude local currency outstandings. For any country shown in the table below, we do not have significant local currency outstandings that are not hedged or are not funded by local currency borrowings.


                                                                     PUBLIC
                                                        FINANCIAL    SECTOR  CORPORATIONS AND     TOTAL
(DOLLARS IN MILLIONS)                                 INSTITUTIONS  ENTITIES  OTHER BORROWERS  OUTSTANDINGS
________________________________________________      ____________  ________ ________________  ____________
December 31, 2000
  Korea.........................................           $507        $--        $46              $553
December 31, 2001
  Korea.........................................           $468        $--        $46              $514
December 31, 2002
  Korea.........................................           $599        $--        $75              $674



PROVISION FOR CREDIT LOSSES

     We recorded a $175 million provision for credit losses in 2002, compared with a $285 million provision for credit losses in 2001. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below.

ALLOWANCE FOR CREDIT LOSSES

     The following table reflects the allowance allocated to each respective loan category at period end and as a percentage of the total period end balance of that loan category, as set forth in the "Loans" table on page F-20.


                                                                         DECEMBER 31,
                                   _________________________________________________________________________________________
(DOLLARS IN THOUSANDS)                   1998                1999              2000             2001                2002
__________________________________ _________________  ________________  ________________  _______________   ________________
Domestic:
  Commercial, financial and
  industrial...................... $145,100    1.11%  $238,200   1.68%  $452,400   3.29%  $399,900  3.48%   $314,873   3.05%
  Construction....................    5,500    1.25     10,000   1.54     10,200   1.09     12,300  1.16      24,900   1.94
   Mortage:
    Residential...................    1,100    0.04        800   0.03      1,000   0.03      1,400  0.03       1,900   0.03
    Commercial....................   17,500    0.59     21,900   0.61     19,100   0.57     21,100  0.59      28,519   0.69
                                   ________           ________          ________          ________          ________
      Total mortgage..............   18,600    0.33     22,700   0.37     20,100   0.30     22,500  0.27      30,419   0.29
Consumer:
  Installment.....................   20,900    1.05     14,900   0.78     17,500   1.06     13,600  1.13      13,800   1.52
  Revolving lines of credit.......    3,800    0.46        900   0.12      1,000   0.13        900  0.10         700   0.06
                                   ________           ________          ________          ________          ________
      Total consummer.............   24,700    0.88     15,800   0.60     18,500   0.77     14,500  0.70      14,500   0.72
Lease financing...................    3,800    0.37      4,600   0.40      7,900   0.70     12,000  1.23      28,690   3.53
                                   ________           ________          ________          ________          ________
      Total domestic allowance....  197,700    0.86    291,300   1.18    509,100   2.05    461,200  1.93     413,382   1.65
Foreign allowance.................   47,000    3.62     17,200   1.51      3,400   0.30      1,800  0.17       1,400   0.10
Unallocated.......................  214,628            161,878           101,402           171,509           194,408
                                   ________           ________          ________          ________          ________
      Total allowance for credit
        losses                     $459,328    1.89%  $470,378   1.82%  $613,902   2.36%  $634,509  2.54%   $609,190   2.30%
                                   ========           ========          ========          ========          ========

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

     The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, leases and commitments. Changes in risk grades affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are developed in the following ways:

     o pass graded loss factors for commercial, financial, and industrial loans, as well as all problem graded loan loss factors, are derived from a migration model that tracks historical losses over a period, which we believe captures the inherent losses in our loan portfolio;

     o pass graded loss factors for commercial real estate loans and construction loans are based on the average annual net charge-off rate over a period reflective of a full economic cycle; and

     o pooled loan loss factors (not individually graded loans) are based on expected net charge-offs for one year. Pooled loans are loans that are homogeneous in nature, such as consumer installment, home equity, residential mortgage loans and automobile leases.

     We believe that an economic cycle is a period in which both upturns and downturns in the economy have been reflected. We calculate loss factors over a time interval that spans what we believe constitutes a complete and representative economic cycle.

     Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit or a portfolio segment that management believes indicate the probability that a loss has been incurred. This amount may be determined either by a method prescribed by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," or methods that include a range of probable outcomes based upon certain qualitative factors.

     The unallocated allowance is based on management's evaluation of conditions that are not directly reflected in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following, which existed at the balance sheet date:

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

     The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio. The actual losses can vary from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration model that is used to establish the loan loss factors for problem graded loans and pass graded commercial, financial, and industrial loans is designed to be self-correcting by taking into account our loss experience over prescribed periods. Similarly, by basing the pass graded loan loss factors over a period reflective of an economic cycle, the methodology is designed to take into account our recent loss experience for commercial real estate mortgages and construction loans. Pooled loan loss factors are adjusted quarterly primarily based upon the level of net charge-offs expected by management in the next twelve months. Furthermore, based on management's judgement, our methodology permits adjustments to any loss factor used in the computation of the formula allowance for significant factors, which affect the collectibility of the portfolio as of the evaluation date, but are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

     COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES

     At December 31, 2000, our total allowance for credit losses was $614 million, or 2.36 percent of the total loan portfolio and 153 percent of total nonaccrual loans. At December 31, 2001, our total allowance for credit losses was $635 million, or 2.54 percent of the total loan portfolio and 129 percent of total nonaccrual loans. At December 31, 2002, our total allowance for credit losses was $609 million or 2.30 percent of the total loan portfolio and 181 percent of total nonaccrual loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2000, total impaired loans were $400 million, and the associated impairment allowance was $118 million, compared with $492 million and $98 million, respectively, at December 31, 2001 and $337 million and $121 million, respectively, at December 31, 2002. The impairment allowance at December 31, 2002, reflected a refinement of methodology for estimating losses for impaired loans. The December 31, 2000 and 2001 impairment allowances have not been restated.

     During 2000, 2001 and 2002, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses, except for a refinement of our allowance estimations for impaired loans during the second quarter of 2002. Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, also affected the assessment of the unallocated allowance.

     As a result of management's assessment of factors, including the continued slow US economy, uncertainty in the communications/media, power, real estate, airlines, and other sectors in domestic markets in which we operate, and growth and changes in the composition of the loan portfolio, we recorded a $175 million provision in 2002. This compares favorably to our $285 million provision in 2001 and our $440 million provision in 2000.

     The following table sets forth the allowance for credit losses.

                                                              DECEMBER 31,
                                                         _____________________
(DOLLARS IN MILLIONS)                                     2000    2001    2002
____________________________________________________     _____   _____   _____
Allocated allowance:
  Formula...........................................      $380    $325    $294
  Specific..........................................       133     138     121
                                                         _____   _____   _____
    Total allocated allowance.......................       513     463     415
Unallocated allowance...............................       101     172     194
                                                         _____   _____   _____
Total allowance for credit losses...................      $614    $635    $609
                                                         =====   =====   =====


     CHANGES IN THE FORMULA AND SPECIFIC ALLOWANCES

     At December 31, 2002, the formula allowance decreased by $31 million from the prior year. At December 31, 2001, the formula allowance declined by $55 million from the prior year. The declining levels of formula allowance are primarily due to a higher level of charge-offs, improving migration within the criticized range, and lower default loss rates.

     At December 31, 2002, the specific allowance decreased by $17 million. The decline was primarily due to charge-offs recognized year-to-date as well as a refinement in our estimated losses for impaired loans and a decline in nonaccrual loans. At December 31, 2001, the specific allowance increased by $5 million from the prior year as impaired loans continued to rise. At December 31, 2002, the specific allowance includes $18 million related to off-balance sheet exposures of criticized creditors.

     At December 31, 2002, the allocated portion of the allowance for credit losses included $304 million related to special mention and classified credits, compared to $345 million at December 31, 2001, and $346 million at December 31, 2000. Special mention and classified credits are those that are internally risk graded as "special mention," "substandard" or "doubtful." Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as "doubtful" has critical weaknesses that make full collection improbable.

     CHANGES IN THE UNALLOCATED ALLOWANCE

     At December 31, 2002, the unallocated allowance was $194 million compared to $172 million at December 31, 2001, an increase of $22 million. The increase primarily reflected the continued weak, uncertain economy and the heightened concerns for borrowers in the power and airline sectors.

     At December 31, 2001, the unallocated allowance was $172 million compared to $101 million at December 31, 2000, an increase of $71 million. This increase reflected the uncertainties in the economic environment and the impact it might have had on our borrowers.

     The following table identifies the components of the attribution of the unallocated allowance and the range of inherent loss.


                                      DECEMBER 31, 2000                DECEMBER 31, 2001                DECEMBER 31, 2002
                               _____________________________    _____________________________    _____________________________
(DOLLARS IN MILLIONS)
CONCENTRATION                  COMMITMENTS(1)    LOW    HIGH    COMMITMENTS(1)    LOW    HIGH    COMMITMENTS(1)    LOW    HIGH
____________________________   ______________    ___    ____    ______________    ___    ____    ______________    ___    ____
Power Companies/
Utilities...................           $3,401    $17    $ 31            $3,767    $ 4    $ 10          $  3,805    $25    $ 50
Communications/Media........            2,713     21      35             2,006     20      46             1,907     18      40
Real Estate.................               na     --      --             5,086     16      32             6,186     16      32
Foreign.....................              823      5      10             1,347     10      19               620      9      19
Leasing.....................              471      1       3               590      6      12               662      8      16
Retail......................            1,906      6      13             1,719     17      34             1,668      8      16
Technology..................            1,547      4       7             1,169      5       9               782      5      10
Other.......................            1,980      4       9             2,651     10      22            11,676      8      17
                                                 ___    ____                      ___    ____                      ___    ____
Total Attributed............                     $58    $108                      $88    $184                      $97    $200
                                                 ===    ====                      ===    ====                      ===    ====

__________
(1)    Includes loans outstanding and unused commitments.
na = not applicable to this assessment

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

     o With respect to the retail industry, management considered the adverse effects of recent slowing trends in same-store sales and softening consumer confidence, which could be in the range of $6 million to $13 million.

     o With respect to cross-border loans and acceptances to certain foreign countries, management considered the lingering effects of the Asian financial crisis, which could be in the range of $5 million to $10 million.

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

     In our assessment as of December 31, 2002, management focused, in particular, on the following factors:

     o With respect to power companies and utilities, management considered the adverse effects of declining wholesale power prices, continued accounting concerns, and uncertainties regarding the course of deregulation on borrowers in the power industry, which could be in the range of $25 million to $50 million.

     o With respect to the communications/media industry, management considered the continued adverse effects of changes in the economic, regulatory and technology environments, which could be in the range of $18 million to $40 million.

     o With respect to the real estate sector, management considered the general weakening in commercial real estate markets reflecting weak demand, as well as the specific deterioration in Northern California, which could be in the range of $16 million to $32 million.

     o With respect to cross-border loans and acceptances to certain Asia/Pacific Rim countries, management considered the weak economic conditions in that region and the reduced strength of Japanese corporate parents, which could be in the range of $8 million to $16 million.

     o With respect to leasing, management considered the growing problems of the airline industry including weakness in financial performance and in collateral values, which could be in the range of $8 million to $16 million.

     o With respect to the retail sector, management considered the adverse effects of the weak economy and the expected fallout from poor Christmas sales results, which could be in the range of $8 million to $16 million.

     o With respect to the technology industry, management considered the adverse effects of continuing excess capacity and cyclical weak demand for personal computers and other products, which could be in the range of $5 million to $10 million.

     There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth above.

     Although in certain instances the downgrading of a loan resulting from these effects was reflected in the formula allowance, management believes that in most instances the impact of these events on the collectibility of the applicable loans may not have been reflected in the level of nonperforming loans or in the internal risk grading process with respect of such loans. Accordingly, our evaluation of the probable losses related to these factors was reflected in the unallocated allowance. The evaluations of the inherent losses with respect to these factors were subject to higher degrees of uncertainty because they were not identified with specific problem credits.

     CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth a reconciliation of changes in our allowance for credit losses.


                                                                                    YEARS ENDED DECEMBER 31,
                                                                      _____________________________________________________
(DOLLARS IN THOUSANDS)                                                  1998       1999        2000       2001       2002
______________________________________________________________        ________   ________    ________   ________   ________
Balance, beginning of period..................................        $451,692   $459,328    $470,378   $613,902   $634,509
Loans charged off:
  Commercial, financial and industrial........................          38,219     48,597     302,152    300,521    212,675
  Construction................................................               3         --          --        567         --
  Mortgage....................................................           6,547        747         174      5,113      1,591
  Consumer....................................................          29,312     15,009      11,760     12,667     11,220
  Lease financing.............................................           2,709      3,232       2,925      3,601     19,856
  Foreign(1)..................................................              --     14,100       5,352         --         --
                                                                      ________   ________    ________   ________   ________
    Total loans charged off...................................          76,790     81,685     322,363    322,469    245,342
RECOVERIES OF LOANS PREVIOUSLY CHARGED OFF:
  Commercial, financial and industrial........................          23,762     17,851      16,440     48,321     34,075
  Construction................................................               3         --          --         --         40
  Mortgage....................................................           2,857        521       2,394         32        405
  Consumer....................................................          14,021      8,356       6,882      4,289      4,436
  Lease financing.............................................             501        811         581        754        590
  Foreign(1)..................................................              --         --          --      4,974         --
                                                                      ________   ________    ________   ________   ________
    Total recoveries of loans previously charged off..........          41,144     27,539      26,297     58,370     39,546
                                                                      ________   ________    ________   ________   ________
    Net loans charged off.....................................          35,646     54,146     296,066    264,099    205,796
Provision for credit losses...................................          45,000     65,000     440,000    285,000    175,000
Transfer of reserve for trading account assets................          (1,911)        --          --         --         --
Foreign translation adjustment and other net additions
  (deductions)................................................             193        196        (410)      (294)     5,477
                                                                      ________   ________    ________   ________   ________
Balance, end of period........................................        $459,328   $470,378    $613,902   $634,509   $609,190
                                                                      ========   ========    ========   ========   ========

Allowance for credit losses to total loans....................            1.89%      1.82%       2.36%      2.54%      2.30%
Provision for credit losses to net loans charged off..........          126.24     120.05      148.62     107.91      85.04
Net loans charged off to average total loans..................            0.15       0.22        1.13       1.02       0.80

__________
(1)  Foreign loans are those loans originated in foreign branches.


     Total loans charged off in 2002 declined by $77 million from 2001, as loan quality improved. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses. Loans charged off in 2001 were relatively unchanged compared to 2000. Loan recoveries in 2002 decreased by $19 million from 2001, while loan recoveries in 2001 increased by $32 million over 2000. Due to our higher sales of troubled credits, we expect recoveries to be a lower percentage of charge-offs than in the prior years. At December 31, 2002, the allowance for credit losses exceeded the net loans charged off during 2002, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

     At December 31, 2000, our average annual net charge-offs for the past five years were $106 million, compared with $144 million at December 31, 2001 and $171 million at December 31, 2002. These net charge-offs represent 5.8 years,
4.4 years and 3.6 years of losses based on the level of the allowance for credit losses at December 31, 2000, 2001 and 2002, respectively. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

NONPERFORMING ASSETS

     Nonperforming assets consist of nonaccrual loans, distressed loans held for sale, and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in this Form 10-K.

     Distressed loans held for sale are loans, which would otherwise be included in nonaccrual loans, but that have been identified for accelerated disposition. Disposition of these assets is contemplated within a short period of time, not to exceed one year.

     Foreclosed   assets  include  property  where  we  acquired  title  through foreclosure or "deed in lieu" of foreclosure.

     The following table sets forth an analysis of nonperforming assets.


                                                                                              DECEMBER 31,
                                                                  ______________________________________________________________
(DOLLARS IN THOUSANDS)                                              1998         1999          2000          2001         2002
______________________________________________________________    ________     ________      ________      ________     ________
Commercial, financial and industrial..........................    $ 60,703     $159,479      $385,263      $471,509     $276,415
Construction..................................................       4,359        4,286         3,967            --           --
Mortgage--Commercial...........................................      8,254        3,629        10,769        17,430       23,980
Lease financing...............................................          --           --            --         2,946       36,294
Other.........................................................       5,134           --            --            --           --
                                                                  ________     ________      ________      ________     ________
  Total nonaccrual loans......................................      78,450      167,394       399,999       491,885      336,689
Foreclosed assets.............................................      11,400        2,386         1,181           597          715
Distressed loans held for sale................................          --           --         7,124            --           --
                                                                  ________     ________      ________      ________     ________
  Total nonperforming assets..................................    $ 89,850     $169,780      $408,304      $492,482     $337,404
                                                                  ========     ========      ========      ========     ========
Allowance for credit losses...................................    $459,328     $470,378      $613,902      $634,509     $609,190
                                                                  ========     ========      ========      ========     ========


Nonaccrual loans to total loans...............................        0.32%        0.65%         1.54%         1.97%        1.27%
Allowance for credit losses to nonaccrual loans...............      585.50       281.00        153.48        129.00       180.94
Nonperforming assets to total loans, distressed loans held for
  sale, and foreclosed assets.................................        0.37         0.66          1.57          1.97         1.28
Nonperforming assets to total assets..........................        0.28         0.50          1.16          1.37         0.84


     At December 31, 2002, nonaccrual loans totaled $337 million, a decrease of $155 million, or 31 percent, from December 31, 2001. Our nonperforming assets are concentrated in our non-agented syndicated loan portfolio and approximately 59 percent of our total nonaccrual loans are syndicated loans. Also, our nonaccrual loans included $34 million related to aircraft leases. The decrease in nonaccrual loans was primarily due to moderate inflows of nonaccrual loans, coupled with pay-downs, charge-offs, and loan sales. During 2001 and 2002, respectively, we sold $425 million and $220 million of loan commitments with discounts related to credit quality.

     Nonaccrual loans as a percentage of total loans were 1.27 percent at December 31, 2002, compared with 1.97 percent at December 31, 2001. Nonperforming assets as a percentage of total loans, distressed loans held for sale, and foreclosed assets decreased to 1.28 percent at December 31, 2002, from
1.97 percent at December 31, 2001. At December 31, 2002, approximately 82 percent of nonaccrual loans were related to commercial, financial and industrial counterparties.

     The following table sets forth an analysis of loans contractually past due 90 days or more as to interest or principal and still accruing, but not included in nonaccrual loans above.


                                                                                           DECEMBER 31,
                                                                       ________________________________________________________
(DOLLARS IN THOUSANDS)                                                  1998        1999         2000        2001        2002
________________________________________________________________       _______     _______       ______     _______      ______
Commercial, financial and industrial............................       $   913     $ 2,729       $1,713     $26,571      $1,705
Construction....................................................            --          --           --          --         679
Mortgage:
  Residential...................................................         9,338       5,830        2,699       4,854       3,211
  Commercial....................................................        13,955         442           --       2,356         506
                                                                       _______     _______       ______     _______      ______
    Total mortgage..............................................        23,293       6,272        2,699       7,210       3,717
Consumer and other..............................................         7,292       2,932        2,921       2,579       2,072
                                                                       _______     _______       ______     _______      ______
  Total loans 90 days or more past due and still accruing.......       $31,498     $11,933       $7,333     $36,360      $8,173
                                                                       =======     =======       ======     =======      ======

CASH-BASIS INTEREST ON NONACCRUAL LOANS

     After designation as a nonaccrual loan, we recognized interest income on a cash basis of $5.4 million and $10.8 million for loans that were on nonaccrual status at December 31, 2001 and December 31, 2002, respectively.

SECURITIES

     The following tables summarize the composition of the securities portfolio and the gross unrealized gains and losses within the portfolio. Substantially all of our equity securities represent investments in venture capital activities, with no single company holding exceeding 5% of that company's shares outstanding. We also have commitments to invest additional funds. The amount unfunded as of December 31, 2001 was approximately $55 million, and $59 million as of December 31, 2002.

SECURITIES AVAILABLE FOR SALE


                                                                          DECEMBER 31,
                              ___________________________________________________________________________________________________
                                  2000                       2001                                        2002
                              __________  __________________________________________  ___________________________________________
                                                       GROSS      GROSS                             GROSS      GROSS
                                 FAIR      AMORTIZED UNREALIZED UNREALIZED    FAIR     AMORTIZED  UNREALIZED UNREALIZED    FAIR
(DOLLARS IN THOUSANDS)           VALUE       COST       GAINS    LOSSES      VALUE       COST       GAINS     LOSSES      VALUE
_____________________________ __________  __________  ________   _______  __________  __________  ________    _______  __________
U.S. Treasury................ $  440,097  $  214,249  $  7,957   $    --  $  222,206  $  332,169  $ 12,220    $    --  $  344,389
Other U.S. government........  1,273,755   1,902,001    91,315       303   1,993,013   2,560,420   126,886         --   2,687,306
Mortgage-backed securities...  2,151,032   3,293,857    48,138    14,127   3,327,868   3,902,879   115,738         80   4,018,537
State and municipal..........     61,789      40,116     5,897        80      45,933      42,917     6,182          8      49,091
Corporate debt securities....     98,723     129,314        --     4,152     125,162     181,345        19     25,565     155,799
Equity securities............     95,647      78,810       133        --      78,943      73,559     3,598        241      76,916
Foreign securities...........      6,627       5,883        92        18       5,957       6,425        94         57       6,462
                              __________  __________  ________   _______  __________  __________  ________    _______  __________
  Total securities available
  for sale................... $4,127,670  $5,664,230  $153,532   $18,680  $5,799,082  $7,099,714  $264,737    $25,951  $7,338,500
                              ==========  ==========  ========   =======  ==========  ==========  ========    =======  ==========

     At January 1, 2001, all of our securities held to maturity were transferred to securities available for sale in conjunction with the adoption of SFAS No. 133.

     Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality, market risk, and liquidity. At December 31, 2002, approximately 96 percent of total securities were investment grade.

ANALYSIS OF SECURITIES AVAILABLE FOR SALE

     The following table shows the remaining contractual maturities and expected yields of the securities available for sale at December 31, 2002.



SECURITIES AVAILABLE FOR SALE


                                                                               MATURITY
                                     ____________________________________________________________________________________________
                                                                OVER ONE YEAR         OVER FIVE YEARS
                                           ONE YEAR                THROUGH                THROUGH                    OVER
                                           OR LESS                FIVE YEARS             TEN YEARS                TEN YEARS
                                     ___________________    _____________________   ___________________    ______________________
(DOLLARS IN THOUSANDS)                 AMOUNT     YIELD(4)     AMOUNT      YIELD(4)  AMOUNT      YIELD(4)     AMOUNT      YIELD(4)
__________________________________   ________     ______    __________     ______   ________     ______    __________     _______
U.S. Treasury.....................   $ 61,063       6.65%   $  271,106       3.86%  $     --         --%   $       --         --%
Other U.S. government.............    186,715       6.82     2,373,705       5.02         --         --            --         --
Mortgage-backed securities(1).....    280,707       1.84        56,817       6.49    216,659       5.62     3,348,696       5.24
State and municipal(2)............      2,359       9.53        15,225       7.51     13,992      10.67        11,341      10.51
Corporate debt securities.........      7,398       3.58        39,733       5.00     64,950       5.09        69,264       5.09
Equity securities(3)..............         --         --            --         --         --         --            --         --
Foreign securities................         64       2.05         6,361       1.92         --         --            --         --
                                     ________               __________              ________               __________
  Total securities available for
  sale............................   $538,306       4.17%   $2,762,947       4.94%  $295,601       5.74%   $3,429,301       5.25%
                                     ========               ==========              ========               ==========
                                            TOTAL
                                        AMORTIZED COST
                                     _____________________
                                         AMOUNT     YIELD(4)
                                     __________     ______

U.S. Treasury.....................   $  332,169       4.37%
Other U.S. government.............    2,560,420       5.15
Mortgage-backed securities(1).....    3,902,879       5.03
State and municipal(2)............       42,917       9.44
Corporate debt securities.........      181,345       5.01
Equity securities(3)..............       73,559         --
Foreign securities................        6,425       1.92
                                     __________
  Total securities available for
  sale............................   $7,099,714       5.07%
                                     ==========

__________
(1) The remaining contractual maturities of mortgage-backed securities were allocated assuming no prepayments. The contractual maturity of these securities is not a reliable indicator of their expected life because borrowers have the right to repay their obligations at any time.

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

                                                                                  DECEMBER 31, 2002
                                                            ______________________________________________________________
                                                                                OVER
                                                                              ONE YEAR
                                                             ONE YEAR         THROUGH           OVER
(DOLLARS IN THOUSANDS)                                       OR LESS         FIVE YEARS      FIVE YEARS           TOTAL
__________________________________________________________  __________       __________      ___________       ___________
Domestic:
  Commercial, financial and industrial....................  $3,263,616       $5,894,239      $ 1,180,653       $10,338,508
  Construction............................................     805,308          463,445           16,451         1,285,204
  Mortgage:
    Residential...........................................         638           11,488        6,370,101         6,382,227
    Commercial............................................     279,004        1,549,742        2,321,432         4,150,178
                                                            __________       __________      ___________       ___________
      Total mortgage......................................     279,642        1,561,230        8,691,533        10,532,405
   Consumer:
     Installment..........................................      11,827          206,521          691,439           909,787
     Home equity..........................................     994,659          108,112               --         1,102,771
                                                            __________       __________      ___________       ___________
      Total consumer......................................   1,006,486          314,633          691,439         2,012,558
  Lease financing.........................................     113,327          152,384          547,207           812,918
                                                            __________       __________      ___________       ___________
      Total loans in domestic offices.....................   5,468,379        8,385,931       11,127,283        24,981,593
Loans originated in foreign branches......................   1,455,033              113            1,344         1,456,490
                                                            __________       __________      ___________       ___________
      Total loans.........................................  $6,923,412       $8,386,044      $11,128,627        26,438,083
                                                            ==========       ==========      ===========
        Allowance for credit losses.......................                                                         609,190
                                                                                                               ___________
      Loans, net..........................................                                                     $25,828,893
                                                                                                               ===========
Total fixed rate loans due after one year.................                                                      $8,976,749
Total variable rate loans due after one year..............                                                      10,537,922
                                                                                                               ___________
      Total loans due after one year......................                                                     $19,514,671
                                                                                                               ===========



CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

     The following table presents domestic certificates of deposit of $100,000 and over by maturity.


                                                           DECEMBER 31,
(DOLLARS IN THOUSANDS)                                        2002
________________________________________________________    __________
Three months or less....................................    $1,516,086
Over three months through six months....................       269,327
Over six months through twelve months...................       385,265
Over twelve months......................................       109,579
                                                            __________
  Total domestic certificates of deposit of
   $100,000 and over....................................    $2,280,257
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

BORROWED FUNDS

     The following table presents information on our borrowed funds.

                                                                                                      DECEMBER 31,
                                                                                       __________________________________________
(DOLLARS IN THOUSANDS)                                                                     2000            2001            2002
_________________________________________________________________________________      __________      __________      __________
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 6.52%, 1.41% and 0.88% at December 31, 2000,
  2001 and 2002, respectively....................................................      $1,387,667      $  418,814      $  334,379
Commercial paper, with weighted average interest rates of 6.49%, 1.89%, and 1.21%
  at December 31, 2000, 2001 and 2002, respectively..............................       1,385,771         830,657       1,038,982
Other borrowed funds, with weighted average interest rates of 5.64% 2.96% and
  2.25% at December 31, 2000, 2001 and 2002, respectively........................         249,469         700,403         267,047
                                                                                       __________      __________      __________
Total borrowed funds.............................................................      $3,022,907      $1,949,874      $1,640,408
                                                                                       ==========      ==========      ==========


Federal funds purchased and securities sold under repurchase agreements:
  Maximum outstanding at any month end...........................................      $2,095,868      $1,575,938        $428,808
  Average balance during the year................................................       1,548,730       1,243,933         427,610
  Weighted average interest rate during the year.................................            6.24%           4.19%           1.41%
Commercial paper:
  Maximum outstanding at any month end...........................................      $1,525,932      $1,572,029      $1,107,578
  Average balance during the year................................................       1,521,614       1,287,603         997,543
  Weighted average interest rate during the year.................................            6.24%           4.07%           1.67%
Other borrowed funds:
  Maximum outstanding at any month end...........................................        $507,782        $702,511        $942,627
  Average balance during the year................................................         314,425         464,033         469,877
  Weighted average interest rate during the year.................................            5.31%           4.35%           2.15%



CAPITAL ADEQUACY AND DIVIDENDS

     Our principal capital objectives are to support future growth, to protect depositors, to absorb any unanticipated losses and to comply with various regulatory requirements. Since November 1999, we announced stock repurchase plans totaling $400 million. We repurchased $131 million, $108 million and $86 million in 2000, 2001 and 2002, respectively, as part of these repurchase plans. As of December 31, 2002, $59 million of common stock is authorized for repurchase. In addition, on August 27, 2002, we announced that we purchased $300 million of our common stock from our majority owner, BTM.

     Total shareholders' equity was $3.8 billion at December 31, 2002, an increase of $212 million from December 31, 2001. This change was primarily a result of $528 million of net income for 2002, exercised stock options of $75 million, stock issued in bank acquisitions of $55 million, net unrealized gains on securities available for sale of $64 million, and net unrealized gains on cash flow hedges of $42 million, partially offset by dividends on our common stock of $168 million and repurchases of our common stock of $386 million.

     We offer a dividend reinvestment plan that allows shareholders to reinvest dividends in our common stock at market price. During 2002 and 2001, BTM did not participate in this plan.

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

                                                                DECEMBER 31,
                                 _________________________________________________________________________________
                                                                                                                       MINIMUM
                                                                                                                     REGULATORY
(DOLLARS IN THOUSANDS)               1998             1999              2000              2001             2002      REQUIREMENT
________________________         ___________      ___________       ___________       ___________      ___________   ___________
CAPITAL COMPONENTS
Tier 1 capital..........         $ 2,965,865      $ 3,308,912       $ 3,471,289       $ 3,661,231      $ 3,667,237
Tier 2 capital..........             604,938          616,772           620,102           598,812          573,858
                                 ___________      ___________       ___________       ___________      ___________
Total risk-based capital         $ 3,570,803      $ 3,925,684       $ 4,091,391       $ 4,260,043      $ 4,241,095
                                 ===========      ===========       ===========       ===========      ===========
Risk-weighted assets....         $30,753,030      $33,288,167       $33,900,404       $31,906,438      $32,811,441
                                 ===========      ===========       ===========       ===========      ===========
Quarterly average assets         $31,627,022      $32,765,347       $34,075,813       $34,760,203      $37,595,002
                                 ===========      ===========       ===========       ===========      ===========
CAPITAL RATIOS
Total risk-based capital               11.61%           11.79%            12.07%            13.35%           12.93%        8.0%
Tier 1 risk-based capital               9.64             9.94             10.24             11.47            11.18         4.0
Leverage ratio(1).......                9.38            10.10             10.19             10.53             9.75         4.0

__________
(1) Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

     We and Union Bank of California, N.A. are subject to various regulations of the federal banking agencies, including minimum capital requirements. We both are required to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the leverage ratio).

     Compared with December 31, 2001, our Tier 1 risk-based capital ratio at December 31, 2002, decreased 29 basis points to 11.18 percent, our total risk-based capital ratio decreased 42 basis points to 12.93 percent, and our leverage ratio decreased 78 basis points to 9.75 percent. The decrease in our capital ratios was primarily attributable to an increase in risk-weighted assets, partly offset by an increase in shareholders' equity (as described above).

     As of December 31, 2002, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the leverage ratio.

COMPARISON OF FINANCIAL RESULTS OF 2000 TO 2001

     Reported net income was $481.4 million, or $3.04 per diluted common share, in 2001, compared with $439.9 million, or $2.72 per diluted common share, in 2000. Excluding the effect of $19.0 million of restructuring credits ($11.8 million net of tax), 2000 earnings were $428.1 million, or $2.64 per diluted common share. The increase in 2001 diluted earnings per share of 15 percent above the prior year's diluted earnings per share, excluding the effect of the restructuring credits in 2000, was mainly attributable to a $155.0 million, or 35 percent, decrease in the provision for credit losses and a $69.2 million, or 11 percent, increase in noninterest income, partially offset by a $91.0 million, or 8 percent, increase in noninterest expense and a $60.9 million, or 4 percent, decrease in net interest income (on a taxable-equivalent basis). Other highlights of 2001 include:

     o Net interest income, on a taxable-equivalent basis, was $1,526.1 million in 2001, a decrease of $60.9 million, or 4 percent, from the prior year. Net interest margin in 2001 was 4.87 percent, a decrease of 35 basis points from the prior year, reflecting the compression caused by lower interest rates.

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

     o Reported return on average assets increased to 1.39 percent from 1.27 percent a year earlier, adjusting for the effect of the restructuring credits in 2000, and reported return on average shareholders' equity increased to 13.88 percent from 13.63 percent a year earlier, adjusting for the effect of the restructuring credits in 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     GENERAL

     Market risk is the risk of loss to future earnings, to fair values, or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments. Market risk is attributable to all market risk sensitive financial instruments, including securities, loans, deposits, and borrowings, as well as derivative instruments. Our exposure to market risk is a function of our asset and liability management activities, our trading activities for our own account, and our role as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of our earnings and equity to loss and to reduce the volatility inherent in certain financial instruments.

     The management of market risk is governed by policies reviewed and approved annually by our Board of Directors (Board). The Board assigns responsibility for market risk management to the Asset & Liability Management Committee (ALCO), which is composed of UnionBanCal Corporation executives. ALCO meets monthly and reports quarterly to the Finance and Capital Committee of the Board on activities related to the management of market risk. As part of the management of our market risk, ALCO may direct changes in the mix of assets and liabilities and the use of derivative instruments such as interest rate swaps, caps and floors. ALCO also reviews and approves market risk-management programs and market risk limits. The ALCO Chairman is responsible for the company-wide management of market risk. The Treasurer is responsible for implementing funding, investing, and hedging strategies designed to manage this risk. On a day-to-day basis, the monitoring of market risk takes place at a centralized level within the Market Risk Monitoring unit (MRM). MRM is responsible for measuring risks to ensure compliance with all market risk limits and guidelines incorporated within the policies and procedures established by ALCO. MRM reports monthly to ALCO on trading risk exposures and on compliance with interest rate risk, securities portfolio and derivatives policy limits. MRM also reports quarterly to ALCO on the effectiveness of our hedging activities. In addition, periodic reviews by internal audit and regulators provide further evaluation of controls over the risk management process.

     We have separate and distinct methods for managing the market risk associated with our trading activities and our asset and liability management activities, as described below.

     INTEREST RATE RISK MANAGEMENT (OTHER THAN TRADING)

     We engage in asset and liability management activities with the primary purposes of managing the sensitivity of net interest income (NII) to changes in interest rates within limits established by the Board and maintaining a risk profile that is consistent with management's strategic objectives.

     The Asset & Liability Management (ALM) Policy approved by the Board requires monthly monitoring of interest rate risk by ALCO. As part of the management of our interest rate risk, ALCO may direct changes in the composition of the balance sheet and the extent to which we utilize investment securities and derivative instruments such as interest rate swaps, floors, and caps to hedge our interest rate exposures.

     Our unhedged NII remains inherently asset sensitive, as it was in 2001, meaning that our assets generally reprice more quickly than our liabilities, particularly our core deposits. Since the NII associated with an asset sensitive balance sheet tends to decrease when interest rates decline and increase when interest rates rise, hedges and the securities portfolio are used to manage this risk. In 2002, as in the past, we entered into derivative hedges to offset the adverse impact that declining interest rates would have on the interest income generated by our variable rate commercial loans, resulting in an essentially neutral risk profile for the hedged balance sheet. (For a further discussion of derivative instruments and our hedging strategies, see Note 16--"Derivative Instruments" of the Notes to Consolidated Financial Statements included in this Form 10-K). In addition, we increased the size of our securities portfolio in response to strong growth in core deposits, which tend to reprice more slowly than wholesale liabilities.

     We use a variety of techniques to quantify the sensitivity of NII to changes in interest rates. Our official NII policy measure, adopted by the Finance and Capital Committee of the Board in December 2002, involves a simulation of "Earnings-at-Risk" (EaR) in which we estimate the impact that gradual, ramped-on parallel shifts in the yield curve would have on NII over a 12-month horizon. As directed by ALCO, NII is adjusted in the risk modeling to incorporate the effect of certain noninterest expense items related to demand deposit accounts that are nevertheless sensitive to changes in interest rates. Under the Board's policy limits, the negative change in simulated NII in either the up or down 200 basis point shock scenarios may not exceed 4 percent of NII as measured in the flat rate, or no change, scenario. The following table sets forth the simulation results in both the up and down 200 basis point ramp scenarios as of December 31, 2002:


(DOLLARS IN MILLIONS)                                   DECEMBER 31, 2002
_____________________________________________________   _________________
+200 basis points....................................        $16.9
as a percentage of flat rate scenario NII............         1.13%
!200 basis points....................................       $(17.4)
as a percentage of flat rate scenario NII............         1.16%


     EaR in the down 200 basis point scenario was $17.4 million, or 1.16% of flat rate NII, well within the Board's guidelines.

     Prior to December, our official policy measure was based on a shock simulation methodology, in which the 12-month impact on Adjusted NII was measured with respect to instantaneous, rather than gradual, parallel shifts in the yield curve. By policy, the negative change in simulated NII in either the up or down 200 basis point scenarios could not exceed 8 percent of flat rate NII. Although the shock simulations will no longer have a policy role, the simulation results will continue to be reported to ALCO on a monthly basis and used by management as a key decision-making tool. The following table sets forth the shock sensitivity results in both the up and down 200 basis point scenarios as of December 31, 2001 and December 31, 2002.


(DOLLARS IN MILLIONS)                             DECEMBER 31,  DECEMBER 31,
________________________________________________  ____________  ____________
+200 basis points instantaneous shock...........    $15.0            $29.2
as a percentage of flat rate scenario NII.......     0.99%            1.96%
!200 basis points instantaneous shock...........   $(81.1)          $(20.8)
as a percentage of flat rate scenario NII.......     5.35%            1.39%


     Asset sensitivity in the minus 200 basis point shock simulation decreased in 2002, primarily as a result of derivative hedges executed in the second and third quarters, including $1 billion in floors, $1 billion in "zero cost" collars and $1 billion in receive-fixed swaps. All three types of hedges will generate income in a declining interest rate environment, thereby offsetting the reduction in interest income from our LIBOR-based commercial loans. However, the floors and collars, which involve the simultaneous purchase of at-the-money floors and sale of out-of-the-money caps, have less of a negative impact on interest income than swaps when interest rates rise. Overall, the flattening of the yield curve in the second and third quarters of 2002, and the associated increase in prepayment activity in our residential loan, mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO) portfolios, had a negative effect on our NII. However, our NII sensitivity profile indicates that our exposure to further acceleration of prepayment speeds has diminished. With Treasury yields nearing all-time lows, the prepayment levels projected by our model do not increase significantly from current levels, even if interest rates decline further. Consequently, the assumed loss of income from reinvesting prepaid cash flows at lower rates decreased. However, in formulating our interest rate risk management strategy we will continue to closely monitor prepayment activity in our securities and residential mortgage portfolios and test our model assumptions against actual data.

     With federal funds and LIBOR rates at the end of 2002 already below two percent, a downward shock scenario of 200 basis points would result in short-term rate levels below zero percent. As a result, we believe that a downward shock scenario of 100 basis points provides a more reasonable measure of asset sensitivity in a falling interest rate environment. As of December 31, 2002, the difference between flat rate Adjusted NII and Adjusted NII after a 100 basis point downward shock was plus $5.1 million, or .34% percent of flat rate NII, in the ramp simulation, and plus $8.7 million, or .58% of flat rate NII, in the shock simulation. In the shock simulation, this represents a favorable change of $29 million from 2001, when the difference was ($20.3) million, and is due to the execution of $3 billion in interest rate derivative hedges and slowing prepayment speeds, described previously.

     Management's goal in the NII simulations is to capture the risk embedded in the balance sheet. As a result, asset and liability balances are kept constant throughout the analysis horizon. Two exceptions are non-maturity deposits, which vary with levels of interest rates according to statistically derived balance equations, and discretionary derivative hedges and fixed income portfolios, which are allowed to run off. Additional assumptions are made to model the future behavior of deposit rates and loan spreads based on statistical analysis, management's outlook, and historical experience. The prepayment risks related to residential loans and mortgage-backed securities are measured using industry estimates of prepayment speeds. The sensitivity of the simulation results to the underlying assumptions is tested as a regular part of the risk measurement process by running simulations with different assumptions. In addition, management supplements the official risk measures based on the constant balance sheet assumption with volume-based simulations based on forecasted balances. We believe that, together, these simulations provide management with a reasonably comprehensive view of the sensitivity of our operating results to changes in interest rates, at least over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement as modeling techniques and theory improve and historical data becomes more readily accessible. Consequently, our simulation models cannot predict with certainty how rising or falling interest rates might impact net interest income. Actual and simulated NII results will differ to the extent there are differences between actual and assumed interest rate changes, balance sheet volumes, and management strategies, among other factors.

     TRADING ACTIVITIES

     We enter into trading account activities primarily as a financial intermediary for customers, and, to a minor extent, for our own account. By acting as a financial intermediary, we are able to provide our customers with access to a wide range of products from the securities, foreign exchange, and derivatives markets. In acting for our own account, we may take positions in some of these instruments with the objective of generating trading profits. These activities expose us to two primary types of market risk: interest rate and foreign currency exchange risk.

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


                                                                   DECEMBER 31,
                                        _______________________________________________________________
                                                      2001                              2002
                                        ______________________________      ___________________________
                                        AVERAGE      HIGH       LOW         AVERAGE    HIGH        LOW
(DOLLARS IN THOUSANDS)                    VAR        VAR        VAR           VAR      VAR         VAR
_________________________________       _______      ____       ___         _______    ____        ___
Foreign exchange.................         $205       $552        $70         $256      $546        $88
Securities.......................          292        556        108          213       543         45


     Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at conservative levels, well below the trading risk policy limits established by the Board. As a result, our foreign exchange business continues to derive the bulk of its revenue from customer-related transactions. We take inter-bank trading positions only on a limited basis and we do not take any large or long-term strategic positions in the market for the Bank's own portfolio. In 2002, we continued to grow our customer-related foreign exchange business while maintaining an essentially unchanged inter-bank trading risk profile as measured under our VaR methodology.

     The Securities Trading & Institutional Sales group serves the fixed income needs of our institutional clients and acts as the fixed income wholesaler for our broker/dealer subsidiary, UBOC Investment Services, Inc. As with our foreign exchange business, we continue to generate the vast majority of our securities income from customer-related transactions.

     Our interest rate derivative contracts include $4.2 billion of derivative contracts entered into as an accommodation for customers. We act as an intermediary and match these contracts at a profit with contracts with major dealers, thus neutralizing the related market risk.

LIQUIDITY RISK

     Liquidity risk represents the potential for loss as a result of limitations on our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The ALM Policy approved by the Board requires quarterly reviews of our liquidity by ALCO. Additionally, ALCO conducts monthly ongoing reviews of our liquidity situation. Liquidity is managed through this ALCO coordination process on a Bank-wide basis, encompassing all major business units. The operating management of liquidity is implemented through the funding and investment functions of the Global Markets Group. Our liquidity management draws upon the strengths of our extensive retail and commercial core deposit franchise, coupled with the ability to obtain funds for various terms in a variety of domestic and international money markets. Our securities portfolio represents a significant source of additional liquidity.

     Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, savings, and consumer time deposits, combined with average common shareholders' equity, funded 78 percent of average total assets of $36.1 billion for the year ended December 31, 2002. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, large time deposits, foreign deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper, and other borrowings. In the fourth quarter of 2001, we issued $200 million in medium-term notes, the proceeds of which were used for general corporate purposes. The securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales, or repurchase agreements. Liquidity may also be provided by the sale or maturity of assets. Such assets include interest-bearing deposits in banks, federal funds sold, securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $1.3 billion during 2002. Additional liquidity may be provided through loan maturities and sales.

OFF-BALANCE  SHEET  ARRANGEMENTS  AND  AGGREGATE  CONTRACTUAL   OBLIGATIONS  AND
COMMITMENTS

     Off-balance sheet arrangements are any contractual arrangement to which an unconsolidated entity is a party, under which we have: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

     Our most significant off-balance sheet arrangements are limited to obligations under guarantee contracts such as financial and performance standby letters of credit for our credit customers, commercial letters of credit, unfunded commitments to lend, commitments to sell mortgage loans and commitments to fund investments in various Community Redevelopment Act (CRA) investments and venture capital investments. To a lesser extent, we enter into contractual guarantees of agented sales of low-income housing tax credit investments that require us to perform under those guarantees if there are breaches of performance of the underlying income-producing properties. As part of our leasing activities, we may be lessor to special purpose entities to which we provide financing for large equipment leasing projects.

     It is our belief that none of these arrangements expose us to any greater risk of loss than is already reflected on our balance sheet. We do not have any off-balance sheet arrangements in which we have any retained or contingent interest (as we do not transfer or sell our assets to entities in which we have a continuing involvement), any exposure to derivative instruments that are indexed to stock indices nor any variable interests in any unconsolidated entity to which we may be a party, except for those leasing arrangements described previously.

     The following table presents, as of December 31, 2002, our significant and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustment or other similar carrying value adjustments. For further information on the nature of each obligation type, see applicable note disclosure in "Notes to Consolidated Financial Statements" included in this Form 10-K.



                                                                                DECEMBER 31, 2002
                                                     ________________________________________________________________________
                                                     LESS THAN     ONE THROUGH     FOUR TO FIVE      AFTER FIVE
(DOLLARS IN THOUSANDS)                                ONE YEAR     THREE YEARS         YEARS            YEARS         TOTAL
_________________________________________________    _________     ___________     ____________      __________    __________
Medium and long-term debt........................      $    --        $218,584         $199,776        $     --    $  418,360
UnionBanCal Corporation-obligated mandatorily
  redeemable preferred securities of subsidiary
  grantor trust..................................           --              --               --         365,696       365,696
Other long-term liabiliities
  Operating leases (premises)....................       53,538          86,530           58,858          90,712       289,638
                                                       _______        ________         ________        ________    __________
Total long-term debt and operating leases........      $53,538        $305,114         $258,634        $456,408    $1,073,694
                                                       =======        ========         ========        ========    ==========

     The following table presents our significant commitments as of December 31, 2002:


(DOLLARS IN THOUSANDS)                                  DECEMBER 31, 2002
___________________________________________________     _________________
Commitments to extend credit.......................         $12,872,063
Standby letters of credit..........................           2,483,871
Commercial letters of credit.......................             279,653
Commitments to fund principal investments..........              58,556


CERTAIN BUSINESS RISK FACTORS

     ADVERSE CALIFORNIA ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS

     A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the long-term impact of the California energy crisis and the decline in the technology sector. If economic conditions in California continue to decline, we expect that our level of problem assets could increase.

     THE CONTINUING WAR ON TERRORISM  CONTRIBUTES TO THE CONTINUING  DOWNTURN IN
       US ECONOMIC CONDITIONS

     On-going acts or threats of terrorism and actions taken by the US or other governments as a result of such acts or threats, including possible military action in Iraq, have contributed to the continuing downturn in US economic conditions and could further adversely affect business and economic conditions in the US generally and in our principal markets. For example, the events of September 11, 2001, caused a decrease in air travel in the US, which adversely affected the airline industry and many other travel-related industries, including those operating in California. The possibility of war with Iraq also could contribute to adverse economic conditions and disruptions of the capital markets with resultant adverse effects on our principal markets.

     ADVERSE  ECONOMIC  FACTORS  AFFECTING  CERTAIN  INDUSTRIES  COULD ADVERSELY
       AFFECT OUR BUSINESS

     We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to residential real estate. Accordingly, a downturn in the real estate and housing industries in California could have an adverse effect on our operations. Similarly, a portion of our total loan portfolio is to borrowers in the agricultural industry. Adverse weather conditions, combined with low commodity prices, may adversely affect the agricultural industry and, consequently, may impact our business negatively. In addition, auto leases comprise a declining portion of our total loan portfolio. We ceased originating auto leases in April 2001; however, continued deterioration in the used car market may result in additional losses on the valuation of auto lease residuals on our remaining auto leases. We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the communications/media industry, the retailing industry, the airlines industry, the power industry and the technology industry. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs.

     RISKS  ASSOCIATED  WITH CURTAILED  MARKET ACCESS OF POWER  COMPANIES  COULD
       AFFECT OUR PORTFOLIO CREDIT QUALITY

     The failure of Enron Corporation, coupled with continued turbulence in the energy markets, has significantly impacted debt ratings and equity valuations of a broad spectrum of power companies, particularly those involved in energy trading and in deregulated or non-regulated markets. These developments have sharply reduced these companies' ability to access public debt and equity markets, contributing to heightened liquidity pressures. Should these negative trends continue and/or intensify, the credit quality of certain of our borrowers could be adversely affected.

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

     FLUCTUATIONS IN INTEREST RATES COULD ADVERSELY AFFECT OUR MARGIN SPREAD

     Changes in market interest rates, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact our margin spread, that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest bearing liabilities, such as deposits or other borrowings. The impact, particularly in a falling interest rate environment, could result in a decrease in our interest income relative to interest expense.

     SHAREHOLDER VOTES ARE CONTROLLED BY BTM; OUR INTERESTS MAY NOT BE THE SAME AS BTM'S INTERESTS

     BTM, a wholly owned subsidiary of Mitsubishi Tokyo Financial Group, Inc., owns a majority (approximately 65 percent as of December 31, 2002) of the outstanding shares of our common stock. As a result, BTM can elect all of our directors and, as a result, can control the vote on all matters, including determinations such as: approval of mergers or other business combinations; sales of all or substantially all of our assets; any matters submitted to a vote of our shareholders; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to common stock or other equity securities; and other matters that might be favorable to BTM.

     A majority of our directors are not officers or employees of UnionBanCal Corporation or any of our affiliates, including BTM. However, because of BTM's control over the election of our directors, BTM could change the composition of our Board of Directors so that the Board would not have a majority of outside directors. BTM's ability to prevent an unsolicited bid for us or any other change in control could have an adverse effect on the market price for our common stock.

     POSSIBLE  FUTURE SALES OF SHARES BY BTM COULD  ADVERSELY  AFFECT THE MARKET
       FOR OUR STOCK

     BTM may sell shares of our common stock in compliance with the federal securities laws. By virtue of BTM's current control of us, BTM could sell large amounts of shares of our common stock by causing us to file a registration statement that would allow them to sell shares more easily. In addition, BTM could sell shares of our common stock without registration. Although we can make no prediction as to the effect, if any, that such sales would have on the market price of our common stock, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock. If BTM sells or transfers shares of our common stock as a block, another person or entity could become our controlling shareholder.

     BTM'S FINANCIAL CONDITION COULD ADVERSELY AFFECT OUR OPERATIONS

     Although we fund our operations independently of BTM and believe our business is not necessarily closely related to BTM's business or outlook, BTM's credit ratings may affect our credit ratings. BTM is also subject to regulatory oversight and review by Japanese and US regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns related to the Japanese financial system and BTM.

     POTENTIAL CONFLICTS OF INTEREST WITH BTM COULD ADVERSELY AFFECT US

     As part of BTM's normal risk management processes, BTM manages global credit exposures and concentrations on an aggregate basis, including UnionBanCal Corporation. Therefore, at certain levels, our ability to approve certain credits or other banking transactions and categories of customers is subject to concurrence of BTM. We may wish to extend credit or furnish other banking services to the same customer as BTM. Our ability to do so may be limited for various reasons, including BTM's aggregate credit exposure and marketing policies. Certain directors' and officers' ownership interests in BTM's common stock or service as a director or officer or other employee of both us and BTM could create or appear to create potential conflicts of interest, especially since both of us compete in the US banking industry.

     SUBSTANTIAL  COMPETITION IN THE CALIFORNIA  BANKING MARKET COULD  ADVERSELY
       AFFECT US

     Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions and major foreign-affiliated or foreign banks, as well as many financial and non-financial firms that offer services similar to those offered by us. Some of our competitors are community banks that have strong local market positions. Other competitors include large financial institutions (such as Bank of America, Citibank, Washington Mutual, and Wells Fargo) that have substantial capital, technology and marketing resources. Such large financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively.

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

     ADVERSE EFFECTS OF, OR CHANGES IN, BANKING OR OTHER LAWS AND REGULATIONS OR
       GOVERNMENTAL FISCAL OR MONETARY POLICIES COULD ADVERSELY AFFECT US

     We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by any future changes in laws, regulations, policies or interpretations, including legislative and regulatory reactions to the terrorist attack on September 11, 2001, and future acts of terrorism, and the Enron Corporation, WorldCom, Inc. and other major US corporate bankruptcies and reports of accounting irregularities at US public companies, including various large and publicly traded companies.
Additionally, our international activities may be subject to the laws and regulations of the jurisdiction where business is being conducted. International laws, regulations and policies affecting us and our subsidiaries may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to BTM's controlling ownership of us, laws, regulations and policies adopted or enforced by the Government of Japan may adversely affect our activities and investments and those of our subsidiaries in the future.

     Additionally, our business is affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board (FRB), which regulates the supply of money and credit in the US. Under long-standing policy of the FRB, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in US government securities, (b) changing the discount rates of borrowings by depository institutions, (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, results of operations and financial condition.

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

     o    our ability to manage loan growth;

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

     RISKS   ASSOCIATED   WITH  POTENTIAL   ACQUISITIONS   OR   DIVESTITURES  OR
       RESTRUCTURING MAY ADVERSELY AFFECT US

     We may seek to acquire or invest in companies, technologies, services or products that complement our business. There can be no assurance that we will be successful in completing any such acquisition or investment as this will depend on the availability of prospective target companies at valuation levels we find attractive and the competition for such opportunities from other bidders. In addition, we continue to evaluate the performance of all of our businesses and business lines and may sell a business or business line. Any acquisitions, divestitures or restructuring may result in the issuance of potentially dilutive equity securities, significant write-offs, including those related to goodwill and other intangible assets, and/or the incurrence of debt, any of which could have a material adverse effect on our business, financial condition and results of operations. Acquisitions, divestitures or restructuring could involve numerous additional risks including difficulties in obtaining any required regulatory approvals and in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, higher than expected deposit attrition (run-off), divestitures required by regulatory authorities, the disruption of our business, and the potential loss of key employees. There can be no assurance that we will be successful in overcoming these or any other significant risks encountered.

WRITTEN STATEMENTS UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The written statements of our chief executive officer and chief financial officer with respect to this report on Form 10-K, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350), have been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                            PAGE
                                                                            ----
Consolidated Statements of Income for the Years Ended December 31,
  2000, 2001, and 2002....................................................  F-47
Consolidated Balance Sheets as of December 31, 2001 and 2002..............  F-48
Consolidated Statements of Changes in Shareholders' Equity for the
  Years Ended December 31, 2000, 2001, and 2002...........................  F-49
Consolidated Statements of Cash Flows for the Years Ended December
  31, 2000, 2001, and 2002................................................  F-50
Notes to Consolidated Financial Statements................................  F-51
Management Statement......................................................  F-97
Independent Auditors' Report..............................................  F-98

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                          YEARS ENDED DECEMBER 31,
                                                                                  __________________________________________
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                         2000            2001            2002
____________________________________________________________________________      __________      __________      __________
INTEREST INCOME
Loans.......................................................................      $2,242,182      $1,883,835      $1,518,918
Securities..................................................................         226,194         294,066         315,956
Interest bearing deposits in banks..........................................           9,126           2,850           2,806
Federal funds sold and securities purchased under resale agreements.........           8,160           6,844          13,895
Trading account assets......................................................          15,418           7,716           4,397
                                                                                  __________      __________      __________
  Total interest income.....................................................       2,501,080       2,195,311       1,855,972
                                                                                  __________      __________      __________
INTEREST EXPENSE
Domestic deposits...........................................................         557,408         445,486         215,138
Foreign deposits............................................................         107,183          69,830          21,110
Federal funds purchased and securities sold under repurchase
  agreements................................................................          96,606          52,153           6,030
Commercial paper............................................................          94,905          52,439          16,645
Medium and long-term debt...................................................          17,617          10,445           9,344
UnionBanCal Corporation-obligated mandatorily redeemable preferred
  securities of subsidiary grantor trust....................................          26,212          20,736          15,625
Other borrowed funds........................................................          16,709          20,180          10,111
                                                                                  __________      __________      __________
  Total interest expense....................................................         916,640         671,269         294,003
                                                                                  __________      __________      __________
NET INTEREST INCOME.........................................................       1,584,440       1,524,042       1,561,969
Provision for credit losses.................................................         440,000         285,000         175,000
                                                                                  __________      __________      __________
  Net interest income after provision for credit losses.....................       1,144,440       1,239,042       1,386,969
                                                                                  __________      __________      __________
NONINTEREST INCOME
Service charges on deposit accounts.........................................         210,257         245,116         275,820
Trust and investment management fees........................................         154,387         154,092         143,953
Merchant transaction processing fees........................................          73,521          80,384          87,961
International commissions and fees..........................................          71,189          71,337          76,956
Brokerage commissions and fees..............................................          35,755          36,317          36,301
Merchant banking fees.......................................................          48,985          33,532          32,314
Foreign exchange trading gains, net.........................................          28,057          26,565          28,548
Insurance commissions.......................................................              --             920          27,208
Securities gains (losses), net..............................................           8,784           8,654          (3,796)
Other.......................................................................          16,245          59,487          30,711
                                                                                  __________      __________      __________
  Total noninterest income..................................................         647,180         716,404         735,976
                                                                                  __________      __________      __________
NONINTEREST EXPENSE
Salaries and employee benefits..............................................         600,462         659,840         731,166
Net occupancy...............................................................          92,567          95,152         106,592
Equipment...................................................................          63,290          64,357          66,160
Merchant transaction processing.............................................          49,609          52,789          55,767
Communications..............................................................          43,744          50,439          53,382
Professional services.......................................................          42,042          38,480          44,851
Data processing.............................................................          34,803          35,732          32,589
Foreclosed asset expense (income)...........................................             (80)            (13)            146
Restructuring credit........................................................         (19,000)             --              --
Other.......................................................................         222,748         243,398         257,013
                                                                                  __________      __________      __________
  Total noninterest expense.................................................       1,130,185       1,240,174       1,347,666
                                                                                  __________      __________      __________
Income before income taxes..................................................         661,435         715,272         775,279
Income tax expense..........................................................         221,535         233,844         247,376
                                                                                  __________      __________      __________
NET INCOME..................................................................      $  439,900      $  481,428      $  527,903
                                                                                  ==========      ==========      ==========
NET INCOME PER COMMON SHARE--BASIC..........................................           $2.72           $3.05           $3.41
                                                                                  ==========      ==========      ==========
NET INCOME PER COMMON SHARE--DILUTED........................................           $2.72           $3.04           $3.38
                                                                                  ==========      ==========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC...........................         161,605         157,845         154,758
                                                                                  ==========      ==========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED.........................         161,989         158,623         156,415
                                                                                  ==========      ==========      ==========


See accompanying notes to consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                          DECEMBER 31,
                                                                                                  _____________________________
(DOLLARS IN THOUSANDS)                                                                                2001              2002
_______________________________________________________________________________________________   ___________       ___________
ASSETS
Cash and due from banks........................................................................   $ 2,682,392       $ 2,823,573
Interest bearing deposits in banks.............................................................        64,162           278,849
Federal funds sold and securities purchased under resale agreements............................       918,400         1,339,700
                                                                                                  ___________       ___________
    Total cash and cash equivalents............................................................     3,664,954         4,442,122
Trading account assets.........................................................................       229,697           276,021
Securities available for sale:
  Securities pledged as collateral.............................................................       137,922           157,823
  Held in portfolio............................................................................     5,661,160         7,180,677
Loans (net of allowance for credit losses: 2001, $634,509; 2002, $609,190).....................    24,359,521        25,828,893
Due from customers on acceptances..............................................................       182,440            62,469
Premises and equipment, net....................................................................       494,534           504,666
Intangible assets..............................................................................        16,176            38,518
Goodwill.......................................................................................        68,623           150,542
Other assets...................................................................................     1,223,719         1,528,042
                                                                                                  ___________       ___________
    Total assets...............................................................................   $36,038,746       $40,169,773
                                                                                                  ===========       ===========
LIABILITIES
Domestic deposits:
  Noninterest bearing..........................................................................   $12,314,150       $15,537,906
  Interest bearing.............................................................................    14,160,113        15,258,479
Foreign deposits:
  Noninterest bearing..........................................................................       404,708           583,836
  Interest bearing.............................................................................     1,677,228         1,460,594
                                                                                                  ___________       ___________
    Total deposits.............................................................................    28,556,199        32,840,815
Federal funds purchased and securities sold under repurchase agreements........................       418,814           334,379
Commercial paper...............................................................................       830,657         1,038,982
Other borrowed funds...........................................................................       700,403           267,047
Acceptances outstanding........................................................................       182,440            62,469
Other liabilities..............................................................................     1,040,406         1,083,836
Medium and long-term debt......................................................................       399,657           418,360
UnionBanCal Corporation-obligated mandatorily redeemable preferred securities
  of subsidiary grantor trust..................................................................       363,928           365,696
                                                                                                  ___________       ___________
    Total liabilities..........................................................................    32,492,504        36,411,584
                                                                                                  ___________       ___________
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock:
  Authorized 5,000,000 shares, no shares issued or outstanding at December 31,
    2001 or 2002...............................................................................            --                --
Common stock-- no stated value:
  Authorized 300,000,000 shares, issued 156,483,511 shares in 2001 and 150,702,363
    shares in 2002.............................................................................     1,181,925           926,460
Retained earnings..............................................................................     2,231,384         2,591,635
Accumulated other comprehensive income.........................................................       132,933           240,094
                                                                                                  ___________       ___________
    Total shareholders' equity.................................................................     3,546,242         3,758,189
                                                                                                  ___________       ___________
    Total liabilities and shareholders' equity.................................................   $36,038,746       $40,169,773
                                                                                                  ===========       ===========

See accompanying notes to consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                   YEARS ENDED DECEMBER 31,
                                     ___________________________________________________________________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER
  SHARE DATA)                                  2000                            2001                             2002
_________________________________    __________________________      ___________________________      __________________________
COMMON STOCK
Balance, beginning of year......     $1,404,155                      $1,275,587                       $1,181,925
Dividend reinvestment plan......             52                              44                               99
Deferred compensation--restricted
  stock awards..................            238                             190                              255
Stock options exercised.........          1,784                          13,733                           75,311
Stock issued in bank acquisitions            --                              --                           54,830
Common stock repurchased(1).....       (130,642)                       (107,629)                        (385,960)
                                     __________                      __________                       __________
    Balance, end of year........     $1,275,587                      $1,181,925                         $926,460
                                     __________                      __________                       __________
RETAINED EARNINGS
Balance, beginning of year......     $1,625,263                      $1,906,093                       $2,231,384
Net income......................        439,900        $439,900         481,428         $481,428         527,903        $527,903
Dividends on common stock(2)....       (161,227)                       (157,736)                        (167,593)
Deferred compensation--restricted
  stock awards..................          2,157                           1,599                             (59)
                                     __________                      __________                       __________
Balance, end of year............     $1,906,093                      $2,231,384                       $2,591,635
                                     __________                      __________                       __________
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
Balance, beginning of year......     $  (41,950)                     $   29,885                       $  132,933
Cumulative effect of accounting
  change (SFAS No.133)(3), net of
  tax expense of $13,754........                             --                           22,205                              --
Unrealized net gains on cash flow
  hedges, net of tax expense of
  $45,015 in 2001, and $70,195 in
  2002..........................                             --                           72,672                         113,322
Less: reclassification adjustment
  for net gains on cash flow
  hedges included in net income,
  net of tax expense of $19,844
  in 2001, and $44,472 in 2002                               --                          (32,037)                        (71,794)
                                                       ________                         ________                        ________
Net unrealized gains on cash flow
  hedges........................                             --                           62,840                          41,528
Unrealized holding gains arising
  during the year on securities
  available for sale, net of tax
  expense of $49,462 in 2000,
  $28,950 in 2001, and $38,303 in
  2002..........................                         79,851                           46,736                          61,835
Less: reclassification adjustment
  for losses (gains) on
  securities available for sale
  included in net income, net of
  tax expense (benefit) of $3,360
  in 2000, $3,310 in 2001, and
  $(1,452) in 2002..............                         (5,424)                          (5,344)                          2,344
                                                       ________                         ________                        ________
Net unrealized gains on
  securities available for sale.                         74,427                           41,392                          64,179
Foreign currency translation
  adjustment, net of tax expense
  (benefit) of $(1,535) in 2000,
  $(628) in 2001, and $964 in 2002                       (2,478)                          (1,014)                          1,556
Minimum pension liability
  adjustment, net of tax benefit
  of $71 in 2000, $105 in 2001,
  and $63 in 2002...............                           (114)                            (170)                           (102)
                                                       ________                         ________                        ________
Other comprehensive income......         71,835          71,835         103,048          103,048         107,161         107,161
                                     __________        ________      __________         ________      __________        ________
Total comprehensive income......                       $511,735                         $584,476                        $635,064
                                                       ========                         ========                        ========
  Balance, end of year..........     $   29,885                      $  132,933                       $  240,094
                                     __________                      __________                       __________
TOTAL SHAREHOLDERS' EQUITY......     $3,211,565                      $3,546,242                       $3,758,189
                                     ==========                      ==========                       ==========

__________
(1)  Common stock repurchased includes commission costs.

(2)  Dividends per share were $1.00 in 2000,  $1.00 in 2001,  and $1.09 in 2002.
     Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

(3) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

See accompanying notes to consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                              _________________________________________________
(DOLLARS IN THOUSANDS)                                                             2000               2001               2002
________________________________________________________________________      ___________        ___________        ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................      $   439,900        $   481,428        $   527,903
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses.........................................          440,000            285,000            175,000
    Depreciation, amortization and accretion............................           72,710             81,487             87,040
    Provision for deferred income taxes.................................           13,709             58,655             38,448
    Loss (gain) on sales of securities available for sale, net..........           (8,784)            (8,654)             3,796
    Net increase in prepaid expenses....................................          (23,724)           (44,746)          (167,188)
    Net increase (decrease) in accrued expenses.........................          (85,537)           172,605            144,329
    Net (increase) decrease in trading account assets...................         (159,760)           109,998            (46,324)
    Other, net of acquisitions..........................................          (88,398)           (46,174)           288,369
                                                                              ___________        ___________        ___________
      Total adjustments.................................................          160,216            608,171            523,470
                                                                              ___________        ___________        ___________
Net cash provided by operating activities...............................          600,116          1,089,599          1,051,373
                                                                              ___________        ___________        ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale..................          422,881            931,479            187,556
  Proceeds from matured and called securities available for sale........          847,158          1,007,273          1,472,573
  Purchases of securities available for sale............................       (2,056,594)        (3,510,621)        (3,116,001)
  Proceeds from matured and called securities held to maturity..........           23,003                 --                 --
  Net purchases of premises and equipment...............................         (163,716)           (95,041)           (87,521)
  Net decrease (increase) in loans......................................         (391,672)           766,089         (1,917,646)
  Net cash received in acquisitions.....................................               --                 --             86,590
  Other, net............................................................            5,433              7,313             12,425
                                                                              ___________        ___________        ___________
  Net cash used in investing activities.................................       (1,313,507)          (893,508)        (3,362,024)
                                                                              ___________        ___________        ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..............................................        1,026,576          1,273,016          3,852,835
  Net increase (decrease) in federal funds purchased and securities sold
  under repurchase agreements...........................................          230,868           (968,853)           (84,435)
  Net increase (decrease) in commercial paper and other borrowed funds..           34,441           (104,180)          (225,031)
  Proceeds from issuance of medium-term debt............................               --            200,000                 --
  Maturity and redemption of subordinated debt..........................          (98,000)                --                 --
  Common stock repurchased..............................................         (130,642)          (107,629)          (385,960)
  Payments of cash dividends............................................         (162,575)          (158,406)          (164,440)
  Stock options exercised...............................................            1,784             13,733             75,311
  Other, net............................................................           (2,426)            11,577              1,655
                                                                              ___________        ___________        ___________
  Net cash provided by financing activities.............................          900,026            159,258          3,069,935
                                                                              ___________        ___________        ___________
Net increase in cash and cash equivalents...............................          186,635            355,349            759,284
Cash and cash equivalents at beginning of year..........................        3,158,133          3,322,979          3,664,954
Effect of exchange rate changes on cash and cash equivalents............          (21,789)           (13,374)            17,884
                                                                              ___________        ___________        ___________
Cash and cash equivalents at end of year................................      $ 3,322,979        $ 3,664,954        $ 4,442,122
                                                                              ===========        ===========        ===========
CASH PAID DURING THE YEAR FOR:
  Interest..............................................................      $   883,706        $   747,271        $   311,299
  Income taxes..........................................................          260,117             99,735            166,875
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisitions:
    Fair value of assets acquired.......................................               --                 --        $   571,065
      Purchase price:
  Cash..................................................................               --                 --            (52,524)
  Stock issued..........................................................               --                 --            (54,830)
                                                                              ___________        ___________        ___________
    Fair value of liabilities assumed...................................      $        --        $        --        $   463,711
                                                                              ===========        ===========        ===========
  Loans transferred to foreclosed assets (OREO) and/or distressed
    loans held for sale.................................................      $     9,924        $     1,677        $       826
  Securities transferred from held to maturity to available for sale....               --             23,529                 --
  Debt assumed in purchase of building..................................           47,955                 --                 --


See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 2001, AND 2002

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

     INTRODUCTION

     UnionBanCal Corporation is a commercial bank holding company and has, as its major subsidiary, a banking subsidiary, Union Bank of California, N.A. (the
Bank). UnionBanCal Corporation and its subsidiaries (the Company) provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, but also nationally and internationally.

     Since November 1999, the Company has announced stock repurchase plans totaling $400 million. The Company repurchased $131 million, $108 million and $86 million in 2000, 2001, and 2002, respectively, as part of these repurchase plans. As of December 31, 2002, $59 million of the Company's common stock is authorized for repurchase. In addition, on August 27, 2002, the Company announced that it purchased $300 million of its common stock from its majority owner, The Bank of Tokyo-Mitsubishi, Ltd. (BTM), which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group, Inc. At December 31, 2002, BTM owned approximately 65 percent of the Company's outstanding common stock.

     BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and general practice within the banking industry. Those policies that materially affect the determination of financial position, results of operations, and cash flows are summarized below.

     The Consolidated Financial Statements include the accounts of the Company, and all material intercompany transactions and balances have been eliminated.
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts for prior periods have been reclassified to conform with current financial statement presentation.

     CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest bearing deposits in banks, and federal funds sold and securities purchased under resale agreements, substantially all of which have maturities less than 90 days.

     TRADING ACCOUNT ASSETS

     Trading account assets are those financial instruments that management acquires with the intent to hold for short periods of time in order to take advantage of anticipated changes in market values. Substantially all of these assets are securities with a high degree of liquidity and a readily determinable market value. Interest earned, paid, or accrued on trading account assets is included in interest income using a method that produces a level yield. Realized gains and losses from the close-out of trading account positions and unrealized market value adjustments are recognized in noninterest income. The reserve for derivative and foreign exchange contracts is presented as an offset to trading account assets. Changes in the reserve as a result of changes in

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

the positive replacement cost of those contracts are provided as an offset to trading gains and losses in noninterest income.

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

     Realized gains and losses on the sale of and other-than-temporary impairment charges on available for sale securities are included in noninterest income as securities gains (losses), net. The specific identification method is used to calculate realized gains or losses.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

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

     The formula allowance is calculated by applying loss factors to outstanding loans and unused commitments. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. The Company derives the loss factors for all commercial loans from a loss migration model and for pooled loans by using expected net charge-offs for one year. Pooled loans are homogeneous in nature and include consumer and residential mortgage loans, and automobile leases.

     Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

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

     PREMISES AND EQUIPMENT

     Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of each asset. Lives of premises range from ten to forty years; lives of furniture, fixtures and equipment range from three to eight years. Leasehold improvements are amortized over the term of the respective lease or ten years, whichever is shorter.

     Long-lived assets that are held or that are to be disposed of and certain intangibles are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment is calculated as the difference between the expected undiscounted future cash flows of a long-lived asset, if lower, and its carrying value. In the event of an impairment, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset as measured using a quoted market price or, in the absence of a quoted market price, a discounted cash flow analysis. The impairment loss is reflected in noninterest expense.

     OTHER ASSETS

     As of January 1, 2002 with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but instead tested for impairment at least annually. Prior to January 1, 2002, goodwill was amortized using the straight-line method over its estimated period of benefit, generally fifteen years.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

     Intangible assets are amortized either using the straight-line method or a method that patterns the manner in which the economic benefit is consumed. Intangible assets are amortized over their estimated period of benefit ranging from six to fifteen years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. As of December 31, 2002, intangible assets are subject to amortization.

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

     Distressed loans held for sale are included in other assets in the consolidated financial statements and represent loans that the Company has identified as available for accelerated disposition. These are loans that would otherwise be included in nonaccrual loans. Distressed loans are recorded at the lower of the loans' unpaid principal balance or their fair value. Any write-down at the date of transfer is charged to the allowance for credit losses. Distressed loans' values, recorded in other assets, are reviewed on a quarterly basis and any decline in value is recognized in other noninterest income during the period in which the decline occurs.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

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

     NET INCOME PER COMMON SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. See discussion under "Stock-Based Compensation-Transition and Disclosure," which follows below and Note 19.

     STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements under this Statement are effective for financial statements issued after December 15, 2002.

     As allowed under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, the Company has chosen to continue to recognize compensation expense using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price of the Company's stock at the date of grant exceeds the stock option exercise price.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

     At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 14. Only restricted stock awards have been reflected in compensation expense,while all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.



                                                                        YEAR ENDED DECEMBER 31,
                                                                  ___________________________________
(DOLLARS IN THOUSANDS)                                              2000          2001         2002
________________________________________________________________  ________      ________     ________
As reported net income..........................................  $439,900      $481,428     $527,903
Stock-based employee compensation expense (determined
  under fair value based method for all awards, net
  of taxes).....................................................   (10,170)      (16,678)     (23,844)
                                                                  ________      ________     ________
Pro forma net income, after stock-based employee
  compensation expense.....................                       $429,730      $464,750     $504,059
                                                                  ========      ========     ========
Earnings per share--basic
                                                 As reported         $2.72         $3.05        $3.41
                                                   Pro forma         $2.66         $2.94        $3.26
Earnings per share--diluted
                                                 As reported         $2.72         $3.04        $3.38
                                                   Pro forma         $2.65         $2.93        $3.22


     Compensation cost associated with the Company's unvested restricted stock issued under the management stock plan is measured based on the market price of the stock at the grant date and is expensed over the vesting period. Compensation expense related to restricted stock awards for the years ended December 31, 2000, 2001, and 2002 was not significant.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the FASB issued Statement of Financial  Accounting  Standards
(SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by a single method--the purchase method. This Statement eliminates the pooling-of-interests method but carries forward without reconsideration of the guidance in Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," related to the application of the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Goodwill and intangible assets acquired in transactions completed after June 30, 2001 are accounted for in accordance with the amortization and nonamortization provisions of SFAS No. 142. SFAS No. 142 significantly changes the accounting for goodwill and other intangible assets subsequent to their initial recognition. This Statement requires that goodwill and some intangible assets no longer be amortized, but tested for impairment at least annually by comparing the fair value of those assets with their recorded amounts. Note 4 includes a summary of the Company's goodwill and other intangible assets as well as the impact of the adoption of SFAS No. 142.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

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

     RESCISSION OF SFAS NO. 4, 44, AND 64, AMENDMENT OF SFAS NO.13

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for under the sale-leaseback provisions of SFAS No. 98, "Accounting for Leases." This Statement also amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002, with early application encouraged. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

     ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement replaces the accounting and reporting provisions of Emerging Issues Task Force

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

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

     ACCOUNTING  FOR  GUARANTORS AND  DISCLOSURE  REQUIREMENTS  FOR  GUARANTEES,
       INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees and requires that guarantors recognize a liability for the fair value of guarantees at inception. The disclosure requirements of this Interpretation are effective for financial statements periods ending after December 15, 2002. The initial recognition and measurement provisions of this Interpretation are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 21. Management believes that adopting the measurement provisions of this Interpretation will not have a material impact on the Company's financial position or results of operations.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. New disclosure requirements are also prescribed by FIN 46. FIN 46 became effective upon its issuance. As of December 31, 2002, the Company does not believe it has any VIE's for which this interpretation would be applicable.

NOTE 2--SECURITIES

     The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below. At January 1, 2001, all of our securities held to maturity were transferred to securities available for sale in conjunction with the adoption of SFAS No. 133, and therefore, no information is provided for December 31, 2001 or December 31, 2002 in the securities held to maturity table.


SECURITIES AVAILABLE FOR SALE



                                                                            DECEMBER 31,
                                    _____________________________________________________________________________________________
                                                        2001                                            2002
                                    _____________________________________________   _____________________________________________
                                                   GROSS      GROSS                               GROSS       GROSS
                                     AMORTIZED  UNREALIZED UNREALIZED     FAIR      AMORTIZED   UNREALIZED UNREALIZED     FAIR
(DOLLARS IN THOUSANDS)                 COST       GAINS      LOSSES       VALUE        COST       GAINS       LOSSES      VALUE
__________________________________  __________   ________    _______   __________   __________   ________    _______   __________
U.S. Treasury.....................  $  214,249   $  7,957    $    --   $  222,206   $  332,169   $ 12,220    $    --   $  344,389
Other U.S. government.............   1,902,001     91,315        303    1,993,013    2,560,420    126,886         --    2,687,306
Mortgage-backed securities........   3,293,857     48,138     14,127    3,327,868    3,902,879    115,738         80    4,018,537
State and municipal...............      40,116      5,897         80       45,933       42,917      6,182          8       49,091
Corporate debt securities.........     129,314         --      4,152      125,162      181,345         19     25,565      155,799
Equity securities.................      78,810        133         --       78,943       73,559      3,598        241       76,916
Foreign securities................       5,883         92         18        5,957        6,425         94         57        6,462
                                    __________   ________    _______   __________   __________   ________    _______   __________
  Total securities available for
    sale..........................  $5,664,230   $153,532    $18,680   $5,799,082   $7,099,714   $264,737    $25,951   $7,338,500
                                    ==========   ========    =======   ==========   ==========   ========    =======   ==========

     The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 2--SECURITIES (CONTINUED)

MATURITY SCHEDULE OF SECURITIES



                                                            SECURITIES
                                                        AVAILABLE FOR SALE(1)
                                                     __________________________
                                                         DECEMBER 31, 2002
                                                     __________________________
                                                      AMORTIZED         FAIR
(DOLLARS IN THOUSANDS)                                  COST            VALUE
_________________________________________________    __________      __________
Due in one year or less..........................    $  538,306      $  543,794
Due after one year through five years............     2,762,947       2,900,345
Due after five years through ten years...........       295,601         286,489
Due after ten years..............................     3,429,301       3,530,956
Equity securities(2).............................        73,559          76,916
                                                     __________      __________
  Total securities...............................    $7,099,714      $7,338,500
                                                     ==========      ==========
__________
(1) The remaining contractual maturities of mortgage-backed securities are classified without regard to prepayments. The contractual maturity of these securities is not a reliable indicator of their expected life since borrowers have the right to repay their obligations at any time.

(2)  Equity securities do not have a stated maturity.

     In 2000, proceeds from sales of securities available for sale were $423 million with gross realized gains of $27 million and $18 million of gross realized losses. In 2001, proceeds from sales of securities available for sale were $931 million with gross realized gains of $31 million and gross realized losses of $22 million. In 2002, proceeds from sales of securities available for sale were $188 million with gross realized gains of $9 million and gross realized losses of $13 million.

 COLLATERAL

     The Company reports securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. These securities have been separately identified. If the secured party cannot resell or repledge the securities of the Company, those securities are not separately identified. As of December 31, 2001 and 2002, the Company had no pledged collateral to secured parties who are not permitted to resell or repledge those securities.

     As of December 31, 2001 and 2002, the Company had not accepted any collateral that it is permitted by contract to sell or repledge.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 3--LOANS AND ALLOWANCE FOR CREDIT LOSSES

     A summary of loans, net of unearned interest and fees of $56 million and $45 million, at December 31, 2001 and 2002, respectively, is as follows:


                                                        DECEMBER 31,
                                              _____________________________
(DOLLARS IN THOUSANDS)                            2001              2002
___________________________________________   ___________       ___________
Domestic:
  Commercial, financial and industrial.....   $11,476,361       $10,338,508
  Construction.............................     1,059,847         1,285,204
  Mortgage:
    Residential............................     4,788,219         6,382,227
    Commercial.............................     3,590,318         4,150,178
                                              ___________       ___________
      Total mortgage.......................     8,378,537        10,532,405
  Consumer:
    Installment............................     1,200,047           909,787
    Revolving lines of credit..............       859,021         1,102,771
                                              ___________       ___________
      Total consumer.......................     2,059,068         2,012,558
  Lease financing..........................       979,242           812,918
                                              ___________       ___________
      Total loans in domestic offices......    23,953,055        24,981,593
Loans originated in foreign branches.......     1,040,975         1,456,490
                                              ___________       ___________
      Total loans..........................    24,994,030        26,438,083
      Allowance for credit losses..........       634,509           609,190
                                              ___________       ___________
      Loans, net...........................   $24,359,521       $25,828,893
                                              ===========       ===========


     Changes in the allowance for credit losses were as follows:


                                                                   YEARS ENDED DECEMBER 31,
                                                            ____________________________________
(DOLLARS IN THOUSANDS)                                         2000          2001         2002
_______________________________________________________     _________     _________    _________
Balance, beginning of year.............................     $ 470,378     $ 613,902    $ 634,509
Loans charged off......................................      (322,363)     (322,469)    (245,342)
Recoveries of loans previously charged off.............        26,297        58,370       39,546
                                                            _________     _________    _________
    Total net loans charged off........................      (296,066)     (264,099)    (205,796)
Provision for credit losses............................       440,000       285,000      175,000
Foreign translation adjustment and other net
  additions (deductions)...............................          (410)         (294)       5,477
                                                            _________     _________    _________
Balance, end of year...................................     $ 613,902     $ 634,509    $ 609,190
                                                            =========     =========    =========

     Nonaccrual loans totaled $492 million and $337 million at December 31, 2001 and 2002, respectively. There were no renegotiated loans at December 31, 2001 and 2002.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 3--LOANS AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

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

     The following table sets forth information about the Company's impaired loans.


                                                                                DECEMBER 31,
                                                                   ___________________________________
(DOLLARS IN THOUSANDS)                                               2000          2001         2002
_____________________________________________________________      ________      ________     ________
Impaired loans with an allowance.............................      $318,418      $383,967     $306,693
Impaired loans without an allowance(1).......................        81,581       107,918       29,996
                                                                   ________      ________     ________
    Total impaired loans(2)..................................      $399,999      $491,885     $336,689
                                                                   ========      ========     ========
Allowance for impaired loans.................................      $118,378       $97,651     $120,682
Average balance of impaired loans during the year............      $257,650      $455,168     $399,703
Interest income recognized during the year on nonaccrual
  loans at December 31.......................................      $  1,221      $  5,442     $ 10,842

__________
(1) These loans do not require an allowance for credit losses under SFAS No. 114 since the fair values of the impaired loans equal or exceed the recorded investments in the loans.

(2) This amount was evaluated for impairment using three measurement methods as follows: $361 million, $452 million, and $300 million was evaluated using the present value of the expected future cash flows at December 31, 2000, 2001 and 2002, respectively; $13 million, $15 million, and $22 million was evaluated using the fair value of the collateral at December 31, 2000, 2001 and 2002, respectively; and $26 million, $25 million, and $15 million was evaluated using historical loss factors at December 31, 2000, 2001 and 2002, respectively.

     RELATED PARTY LOANS

     In some cases, the Company makes loans to related parties including its directors, executive officers, and their affiliated companies. At December 31, 2001, related party loans outstanding to individuals who served as directors or executive officers at anytime during the year totaled $33 million, as compared to $28 million at December 31, 2002. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing at the date these loans were made. During 2001 and 2002, there were no loans to related parties that were charged off. Additionally, at December 31, 2001 and 2002, there were no loans to related parties that were nonperforming.

     NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS

     Upon adoption of SFAS No. 142 on January 1, 2002, the amortization of existing goodwill ceased and the carrying amount of goodwill was allocated to the applicable reporting units. The allocation was based on the sources of previously recognized goodwill as well as the reporting units to which the related acquired net assets

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

were assigned. Management's expectations of which reporting units had benefited from the synergies of acquired businesses were considered in the allocation process. The Company performed a transitional impairment test during May 2002, measured as of the date of adoption. The fair market value of the reporting units tested for impairment exceeded its carrying value, including goodwill; therefore, no impairment loss was recognized. As of December 31, 2002, goodwill was $151 million.

     Net income and earnings per share for the year ending December 31, 2000 and 2001, were adjusted, on a pro forma basis, to exclude $14 million in goodwill amortization expense (net of taxes of $0.6 million) and $15 million in goodwill amortization expense (net of taxes of $0.6 million) for the years ended December 31, 2000 and 2001, respectively, as follows:



                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                      ___________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)           2000          2001         2002
__________________________________________________    ________      ________     ________
NET INCOME:
As reported.......................................    $439,900      $481,428     $527,903
Goodwill amortization, net of income tax..........      13,723        14,788           --
As adjusted.......................................    $453,623      $496,216     $527,903

BASIC EARNINGS PER SHARE:
As reported.......................................       $2.72         $3.05        $3.41
Goodwill amortization.............................         .09           .09           --
As adjusted.......................................       $2.81         $3.14        $3.41

DILUTED EARNINGS PER SHARE:
As reported.......................................       $2.72         $3.04        $3.38
Goodwill amortization.............................         .08           .09           --
As adjusted.......................................       $2.80         $3.13        $3.38

     On May 13, 2002, the Company completed its acquisition of First Western Bank and recorded approximately $24 million of goodwill and $11 million of core deposit intangible. The core deposit intangible is being amortized on an accelerated basis over an estimated life of 12.5 years.

     On November 1, 2002, the Company completed its acquisition of Valencia Bank & Trust and recorded approximately $37 million of goodwill and $9 million of core deposit intangible. The core deposit intangible is being amortized on an accelerated basis over an estimated life of 6 years.

     On December 18, 2002, the Company completed its acquisition of John Burnham & Company, and recorded approximately $18 million of goodwill and $8 million of rights-to-expiration. The rights-to-expiration will be amortized on an accelerated basis over its useful economic life.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

     INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

     Intangible assets amortization expense for 2002, was $5 million. No residual value is expected for these intangible assets. The components of intangible assets were as follows:

                                                               DECEMBER 31, 2002
                                              ______________________________________________
                                              GROSS CARRYING     ACCUMULATED    NET CARRYING
(DOLLARS IN MILLIONS)                              AMOUNT       AMORTIZATION       AMOUNT
__________________________________________    _______________   ____________    ____________
Rights-to-expiration......................          $22.9           $ 3.1           $19.8
Core deposit intangible...................           28.2             9.5            18.7
                                                    _____           _____           _____
Total identifiable intangible assets......          $51.1           $12.6           $38.5
                                                    =====           =====           =====

     Amortization expense for the net carrying amount of all identifiable intangible assets with definite lives for the years ending December 31, 2003 through 2007 is approximately $9 million, $8 million, $6 million, $4 million, and $3 million, respectively.

NOTE 5--PREMISES AND EQUIPMENT

     Premises and equipment are carried at cost, less accumulated depreciation and amortization. As of December 31, 2001 and 2002, the amounts were:


                                                              DECEMBER 31,
                           _________________________________________________________________________________
                                      2001                                          2002
                           _______________________________________     _____________________________________
                                        ACCUMULATED                                 ACCUMULATED
                                      DEPRECIATION AND   NET BOOK                 DEPRECIATION AND  NET BOOK
(DOLLARS IN THOUSANDS)        COST      AMORTIZATION       VALUE          COST      AMORTIZATION     VALUE
______________________     __________ ________________   _________     __________ ________________  ________
Land..................     $   65,834       $     --     $ 65,834      $   67,050       $     --    $ 67,050
Premises..............        328,366        115,485      212,881         353,213        131,820     221,393
Leasehold improvements        189,438        123,241       66,197         204,980        140,992      63,988
Furniture, fixtures
  and equipment.......        541,187        391,565      149,622         583,225        430,990     152,235
                           __________       ________     ________      __________       ________    ________
    Total.............     $1,124,825       $630,291     $494,534      $1,208,468       $703,802    $504,666
                           ==========       ========     ========      ==========       ========    ========

     Rental and depreciation and amortization expenses were as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                                _______________________________
(DOLLARS IN THOUSANDS)                                            2000        2001        2002
____________________________________________________________    ________    _______     _______
Rental expense of premises..................................    $52,085     $48,482     $53,595
Less: rental income.........................................     15,464      19,343      18,505
                                                                _______     _______     _______
    Net rental expense......................................    $36,621     $29,139     $35,090
                                                                =======     =======     =======
Other net rental income, primarily for equipment............    $(1,300)    $(1,570)    $(1,576)
                                                                =======     =======     =======
Depreciation and amortization of premises and equipment.....    $66,503     $74,786     $77,426
                                                                =======     =======     =======

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 5--PREMISES AND EQUIPMENT (CONTINUED)

     Future minimum lease payments are as follows:


(DOLLARS IN THOUSANDS)                           DECEMBER 31, 2002
_______________________________________________  _________________
Years ending December 31,
  2003.........................................       $ 53,908
  2004.........................................         46,795
  2005.........................................         40,648
  2006.........................................         34,877
  2007.........................................         25,166
  Later years..................................         88,214
                                                      ________
Total minimum operating lease payments.........       $289,608
                                                      ========
Minimum rental income due in the future under
  noncancellable subleases.....................        $58,068
                                                      ========

     A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions, and escalation clauses.

NOTE 6--DEPOSITS

     At December 31, 2002, the Company had $215 million in domestic interest bearing time deposits with a remaining term of greater than one year, of which $110 million exceeded $100,000. Maturity information for all domestic interest bearing time deposits with a remaining term of greater than one year is summarized below.


(DOLLARS IN THOUSANDS)                               DECEMBER 31, 2002
__________________________________________________   _________________
Due after one year through two years..............         $142,153
Due after two years through three years...........           43,680
Due after three years through four years..........           18,791
Due after four years through five years...........            9,345
Due after five years..............................              713
                                                           ________
   Total..........................................         $214,682
                                                           ========

     All of the foreign interest bearing time deposits exceeding $100,000 mature in less than one year.

NOTE 7--EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS

     RETIREMENT PLANS

     The Company maintains the Union Bank of California, N.A. Retirement Plan (the Plan), which is a noncontributory defined benefit plan covering substantially all of the employees of the Company. The Plan provides retirement benefits based on years of credited service and the final average compensation amount, as defined in the Plan. Employees become eligible for this plan after one year of service and become fully vested after five years of service. The Company's funding policy is to make contributions between the minimum required and the maximum deductible amount as allowed by the Internal Revenue Code. Contributions are

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 7--EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future. Plan assets are invested in U.S. government securities, corporate bonds, securities and mutual funds. The Plan contains no Company stock.

     OTHER POSTRETIREMENT BENEFITS

     The Company provides certain health care benefits for its retired employees and life insurance benefits for those employees who retired prior to January 1, 2001. The health care cost is shared between the Company and the retiree. The life insurance plan is noncontributory. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with the Company's intent to maintain a level of cost-sharing at approximately 25 to 50 percent, depending on age and service with the Company. Assets set aside to cover such obligations are primarily invested in mutual funds.

     The following table sets forth the funded status of the Company's defined benefit pension plan and its other postretirement benefit plans.


                                                         PENSION BENEFITS             OTHER BENEFITS
                                                      YEARS ENDED DECEMBER 31,    YEARS ENDED DECEMBER 31,
                                                      ________________________    ________________________
(DOLLARS IN THOUSANDS)                                   2001          2002           2001         2002
__________________________________________________    _________      _________    __________     _________
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year.............     $509,016      $595,736        $94,108     $123,720
Service cost......................................       21,889        25,810          3,844        5,262
Interest cost.....................................       38,931        43,316          7,267        9,546
Plan participants' contributions..................           --            --          1,386        1,615
Amendments(1).....................................           --            --             --       (8,544)
Actuarial (gain) loss.............................       45,393        82,720         25,249       36,896
Benefits paid.....................................      (19,493)      (21,483)        (8,134)     (10,538)
                                                       ________      ________       ________     ________
Benefit obligation, end of year...................      595,736       726,099        123,720      157,957
                                                       ________      ________       ________     ________
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year......      588,469       596,470         50,296       52,489
Actual return on plan assets......................      (35,273)      (54,847)        (2,518)     (10,850)
Employer contribution.............................       62,767       140,000         11,459       48,820
Plan participants' contributions..................           --            --          1,386        1,615
Benefits paid.....................................      (19,493)      (21,483)        (8,134)     (10,538)
                                                       ________      ________       ________     ________
Fair value of plan assets, end of year............      596,470       660,140         52,489       81,536
                                                       ________      ________       ________     ________
Funded status.....................................          734       (65,959)       (71,231)     (76,422)
Unrecognized transition amount....................           --            --         37,432       25,486
Unrecognized net actuarial gain...................       92,570       290,750         25,083       77,120
Unrecognized prior service cost...................        5,591         4,524         (1,441)      (1,345)
                                                       ________      ________       ________     ________
Prepaid (accrued) benefit cost....................     $ 98,895      $229,315       $(10,157)    $ 24,839
                                                       ========      ========       ========     ========

__________
(1) In 2002, the Company changed its postretirement medical benefit plan to increase the required contributions as a percentage of total cost paid by some future retirees.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 7--EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

     The following tables summarize the assumptions used in computing the present value of the projected benefit obligations and the net periodic cost.

                                                              PENSION BENEFITS           OTHER BENEFITS
                                                            ______________________    _____________________
                                                                YEARS ENDED              YEARS ENDED
                                                                DECEMBER 31,            DECEMBER 31,
                                                            ______________________    _____________________
                                                             2000     2001    2002     2000    2001    2002
                                                            ______   _____   _____    _____   _____   _____
Discount rate in determining expense....................     7.75%    7.50%   7.25%    7.75%   7.50%   7.25%
Discount rate in determining benefit obligations at
  year end..............................................     7.50     7.25    6.75     7.50    7.25    6.75
Rate of increase in future compensation levels for
  determining expense...................................     5.00     5.00    5.00       --      --      --
Rate of increase in future compensation levels for
  determining benefit obligations at year end...........     5.00     5.00    5.00       --      --      --
Expected return on plan assets..........................     8.25     8.25    8.25     8.00    8.00    8.00

                                                      PENSION BENEFITS                      OTHER BENEFITS
                                                ________________________________     ______________________________
                                                   YEARS ENDED DECEMBER 31,             YEARS ENDED DECEMBER 31,
                                                ________________________________     ______________________________
(DOLLARS IN THOUSANDS)                            2000         2001        2002        2000       2001        2002
__________________________________________      _______      _______     _______     _______    _______     _______
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost..............................      $20,688      $21,889     $25,810     $ 3,024    $ 3,844     $ 5,262
Interest cost.............................       34,429       38,930      43,316       6,708      7,267       9,546
Expected return on plan assets............      (45,357)     (51,144)    (60,613)     (3,893)    (4,177)     (6,591)
Amortization of prior service cost........        1,067        1,067       1,067          --        (96)        (96)
Amortization of transition amount.........           --           --          --       3,455      3,216       3,403
Recognized net actuarial (gain) loss......       (1,077)          --          --        (858)        12       2,299
                                                _______      _______     _______     _______    _______     _______
  Net periodic benefit cost...............        9,750       10,742       9,580       8,436     10,066      13,823
Loss (gain) due to curtailment............           --           --          --       2,868     (1,828)         --
                                                _______      _______     _______     _______    _______     _______

  Total net periodic benefit cost.........      $ 9,750      $10,742     $ 9,580     $11,304    $ 8,238     $13,823
                                                =======      =======     =======     =======    =======     =======

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 7--EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

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

     For 2002, the Company assumed an 10 percent annual rate of increase in the per capita cost of postretirement medical benefits for the indemnity plan and a 12 percent annual rate of increase for the HMO plan. For future periods, the rate for the indemnity plan was expected to gradually decrease from 10 percent to 5 percent in 2008 and will remain at that level thereafter. The rate for the HMO plan was expected to gradually decrease from 12 percent to 5 percent in 2008 and remain at that level thereafter.

     The healthcare cost trend rate assumption has a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects.


                                                           1-PERCENTAGE-     1-PERCENTAGE-
(DOLLARS IN THOUSANDS)                                    POINT INCREASE    POINT DECREASE
_______________________________________________________   ______________    ______________
Effect on total of service and interest components.....         $2,150         $ (1,785)
Effect on postretirement benefit obligation............         14,789          (12,574)


     EXECUTIVE SUPPLEMENTAL BENEFIT PLANS

     The Company has several Executive Supplemental Benefit Plans (ESBP), which provide eligible employees with supplemental retirement benefits. The plans are unfunded. The accrued liability for ESBP's included in other liabilities in the Consolidated Balance Sheets was $28 million at December 31, 2001 and $33 million at December 31, 2002. The Company's expense relating to the ESBP's was $2 million for the year ended December 31, 2000, and $3 million for each of the years ended December 31, 2001 and 2002.

     SECTION 401(K) SAVINGS PLANS

     The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 25 percent of their pre-tax covered compensation or up to 10 percent of their after-tax covered compensation through salary deductions. The Company contributes 50 percent of every pre-tax dollar an employee contributes up to the first 6 percent of the employee's pre-tax covered compensation. Employees are fully vested in the employer's contributions immediately. In addition, the Company may make a discretionary annual profit-sharing contribution up to 2.5 percent of an employee's pay. This profit-sharing contribution is for all eligible employees, regardless of whether an employee is participating in the 401(k) plan, and depends on the Company's annual financial performance. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $6 million, $13 million, and $17 million for the years ended December 31, 2000, 2001 and 2002, respectively.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 8--OTHER NONINTEREST EXPENSE

     The detail of other noninterest expense is as follows:

                                                   YEARS ENDED DECEMBER 31,
                                             ___________________________________
(DOLLARS IN THOUSANDS)                          2000          2001         2002
__________________________________________   ________      ________     ________
Software..................................   $ 24,037      $ 31,766     $ 42,850
Advertising and public relations..........     29,125        37,710       37,510
Intangible asset amortization.............     15,061        16,012        5,485
Other.....................................    154,525       157,910      171,168
                                             ________      ________     ________
Total other noninterest expenses..........   $222,748      $243,398     $257,013
                                             ========      ========     ========

NOTE 9--INCOME TAXES

     The components of income tax expense were as follows:

                                                  YEARS ENDED DECEMBER 31,
                                             ___________________________________
(DOLLARS IN THOUSANDS)                         2000          2001         2002
__________________________________________   ________      ________     ________
Taxes currently payable:
  Federal.................................   $202,427      $172,898     $173,310
  State...................................      3,595           326       31,622
  Foreign.................................      1,804         1,965        3,996
                                             ________      ________     ________
    Total currently payable...............    207,826       175,189      208,928
                                             ________      ________     ________
Taxes deferred:
  Federal.................................      9,300        49,163       58,586
  State...................................      3,998         9,905     (20,807)
  Foreign.................................        411         (413)          669
                                             ________      ________     ________
    Total deferred........................     13,709        58,655       38,448
                                             ________      ________     ________
    Total income tax expense..............   $221,535      $233,844     $247,376
                                             ========      ========     ========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 9--INCOME TAXES (CONTINUED)

     The components of the net deferred tax balances of the Company were as follows:

                                                               DECEMBER 31,
(DOLLARS IN THOUSANDS)                                      2001         2002
_______________________________________________________   ________     ________
Deferred tax assets:
  Allowance for credit losses..........................   $239,110     $231,657
  Accrued income and expense...........................     45,224       62,190
  Tax credit carryforwards.............................         --       13,590
  Other................................................     13,144        6,353
                                                          ________     ________
    Total deferred tax assets..........................    297,478      313,790
Deferred tax liabilities:
  Leasing..............................................    425,169      462,525
  Unrealized gain on securities available for sale.....     51,581       91,335
  Pension liabilities..................................     40,813       69,541
  Unrealized net gains on cash flow hedges.............     38,925       64,649
                                                          ________     ________

    Total deferred tax liabilities.....................    556,488      688,050
                                                          ________     ________

      Net deferred tax liability.......................   $259,010     $374,260
                                                          ========     ========

     It is management's opinion that no valuation allowance is necessary because the tax benefits from the Company's deferred tax assets are expected to be utilized in future tax returns.

     The following table is an analysis of the effective tax rate:

                                                       YEARS ENDED DECEMBER 31,
                                                       ________________________
                                                       2000      2001      2002
                                                       ____      ____      ____

Federal income tax rate..............................    35%       35%       35%
Net tax effects of:
  State income taxes, net of federal income tax
    benefit..........................................     1        1         1
  Tax credits........................................    (2)      (2)       (4)
  Other..............................................    (1)      (1)       --
                                                         __       __        __
    Effective tax rate...............................    33%      33%       32%
                                                         ==       ==        ==

     The Company has filed its 2000 and 2001, and intends to file its 2002, California franchise tax returns on a worldwide unitary basis, incorporating the financial results of BTM and its worldwide affiliates.

     During 2002, the Company recognized a tax credit adjustment of $9.8 million related to the standardization of our accounting for low-income housing credit
(LIHC) investments and a $3.3 million net reduction in income tax expense resulting from a change in California state tax law concerning loan loss reserves.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 10--BORROWED FUNDS

     The following is a summary of the major categories of borrowed funds:

                                                                              DECEMBER 31,
                                                                      __________________________
(DOLLARS IN THOUSANDS)                                                    2001            2002
________________________________________________________________      __________      __________
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 1.41%
  and 0.88% at December 31, 2001 and 2002, respectively.........      $  418,814      $  334,379
Commercial paper, with weighted average interest rates of
  1.89% and 1.21% at December 31, 2001 and 2002, respectively...         830,657       1,038,982
Other borrowed funds, with weighted average interest rates of
  2.96% and 2.25% at December 31, 2001 and 2002, respectively...         700,403         267,047
                                                                      __________      __________
  Total borrowed funds..........................................      $1,949,874      $1,640,408
                                                                      ==========      ==========
Federal funds purchased and securities sold under repurchase agreements:
  Maximum outstanding at any month end..........................      $1,575,938      $  428,808
  Average balance during the year...............................       1,243,933         427,610
  Weighted average interest rate during the year................            4.19%           1.41%
Commercial paper:
  Maximum outstanding at any month end..........................      $1,572,029      $1,107,578
  Average balance during the year...............................       1,287,603         997,543
  Weighted average interest rate during the year................            4.07%           1.67%
Other borrowed funds:
  Maximum outstanding at any month end..........................      $  702,511      $  942,627
  Average balance during the year...............................         464,033         469,877
  Weighted average interest rate during the year................            4.35%           2.15%


     Included in other borrowed funds in 2001 and 2002 are assumed mortgage notes related to the purchase of the Company's administrative facility at Monterey Park, California. The notes consist of 20 zero coupon notes with varying maturity dates through 2011. Maturities of these notes for the next five years are as follows: $6.5 million in each of 2003 and 2004, $5.3 million in 2005, $5.0 million in each of 2006 and 2007, and $24.4 million thereafter.

NOTE 11--MEDIUM AND LONG-TERM DEBT

     The following is a summary of our medium-term senior debt and long-term subordinated debt.

                                                               DECEMBER 31,
                                                          _____________________
(DOLLARS IN THOUSANDS)                                      2001         2002
______________________________________________________    ________     ________
Medium-term debt, fixed rate 5.75% senior notes due
  December 2006.......................................    $199,931     $218,584
Long-term subordinated debt, floating rate notes due
  June 2007. These notes bear interest at 0.325%
  above 3-month London Interbank Offered Rate (LIBOR)
  and are payable to BTM..............................     199,726      199,776
                                                          ________     ________
Total medium and long-term debt.......................    $399,657     $418,360
                                                          ========     ========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 11--MEDIUM AND LONG-TERM DEBT (CONTINUED)

     On November 30, 2001, the Company issued $200 million of medium-term notes. At December 31, 2002, the weighted average interest rate of the medium-term notes including the impact of the deferred issuance costs was 5.90 percent. The notes do not qualify as Tier 2 risk-based capital under the Federal Reserve guidelines for assessing regulatory capital and are not redeemable prior to the stated maturity. The notes are senior obligations and are ranked equally with all existing or future unsecured senior debt.

     The Company has converted its 5.75 percent fixed rate to a floating rate of interest utilizing a $200 million notional interest rate swap, which qualified as a fair value hedge at December 31, 2002. This transaction meets the qualifications for utilizing the shortcut method for measuring effectiveness under SFAS No. 133. The market value adjustment to the medium-term debt was an unrealized loss of $19 million, and the fair value of the hedge was an unrealized gain of $19 million. The weighted average interest rate, including the impact of the hedge and deferred issuance costs was 2.49 percent.

     The long-term subordinated debt qualifies as Tier 2 risk-based capital under the Federal Reserve guidelines for assessing regulatory capital. For the total risk-based capital ratio, the amount of notes that qualify as capital is reduced as the notes approach maturity. At December 31, 2001 and 2002, the $200 million of notes qualified as risk-based capital. The weighted average interest rate of the notes as of December 31, 2002 was 2.19 percent.

     Provisions of the subordinated notes restrict the use of the Company's property as security for borrowings, and place limitations on leases, indebtedness, distributions to shareholders, mergers, sales of certain assets, transactions with affiliates, and changes in majority stock ownership of the Company.

NOTE 12--UNIONBANCAL CORPORATION--OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

     In February 1999, UnionBanCal Finance Trust I issued $350 million preferred securities to the public and $10,824,750 common securities to the Company. The proceeds of such issuances were invested by UnionBanCal Finance Trust I in $360,824,750 aggregate principal amount of the Company's 7 3/8 percent debt securities due May 15, 2029 (the Trust Notes). The Trust Notes represent the sole asset of UnionBanCal Finance Trust I. The Trust Notes mature on May 15, 2029, bear interest at the rate of 7 3/8 percent, payable quarterly, and are redeemable by the Company beginning on or after February 19, 2004, at 100 percent of the principal amount thereof, plus any accrued and unpaid interest to the redemption date.

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

     The Company has converted a portion of its 7 3/8 percent fixed rate to a floating rate of interest by utilizing a $200 million notional interest rate swap, which qualified as a fair value hedge at December 31, 2002. The

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 12--UNIONBANCAL CORPORATION--OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST (CONTINUED)

market value adjustment to the preferred securities was an unrealized loss of $15.7 million while the fair value of the hedge was an unrealized gain of $14.0 million. The weighted average interest rate, including the impact of the hedge and deferred issuance costs, was 4.44 percent for the year ended December 31, 2002.

     The grantor trust is a wholly owned subsidiary of UnionBanCal Corporation. The Trust Notes and related trust investment in the Trust Notes have been eliminated in consolidation and the preferred securities are reflected as a liability in the accompanying consolidated financial statements.

NOTE 13--DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     The Company has a dividend reinvestment and stock purchase plan for shareholders. Participating shareholders have the option of purchasing additional shares at the full market price with cash payments of $25 to $3,000 per quarter. The Company obtains shares required for reinvestment through open market purchases or through the issuance of new shares from its authorized but unissued stock. During 2000, 2001, and 2002, 449,064, 383,765, and 367,713
shares, respectively, were required for dividend reinvestment purposes, of which 24,666, 20,402, and 19,881 shares were considered new issuances during 2000, 2001, and 2002, respectively. BTM did not participate in the plan in 2000, 2001 or 2002.

NOTE 14--MANAGEMENT STOCK PLAN

     The Company has two management stock plans. The Year 2000 UnionBanCal Corporation Stock Plan, effective January 1, 2000 (the 2000 Stock Plan), and the UnionBanCal Corporation Management Stock Plan, restated effective June 1, 1997 (the 1997 Stock Plan), have 16.0 million and 6.6 million shares, respectively, of the Company's common stock authorized to be awarded to key employees and outside directors of the Company at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the Committee). Employees on rotational assignment from BTM are not eligible for stock awards.

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

     In 2000, 2001 and 2002, the Company granted options to non-employee directors and various key employees, including policy-making officers under the 1997 and 2000 Stock Plans. Under both Stock Plans, options granted to employees vest pro-rata on each anniversary of the grant date and become fully exercisable three years from the grant date, provided that the employee has completed the specified continuous service requirement. The options vest earlier if the employee dies, is permanently disabled, or retires under certain grant, age, and service conditions. Options granted to non-employee directors are fully vested on the grant date and exercisable 33 1/3 percent on each anniversary under the 1997 Stock Plan, and fully vested and exercisable on the grant date under the 2000 Stock Plan. The following is a summary of stock option transactions under the Stock Plans.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 14--MANAGEMENT STOCK PLAN (CONTINUED)

                                                                     YEARS ENDED DECEMBER 31,
                                          ______________________________________________________________________________________
                                                   2000                        2001                          2002
                                          ___________________________  ___________________________   ___________________________
                                          NUMBER OF  WEIGHTED-AVERAGE  NUMBER OF  WEIGHTED-AVERAGE   NUMBER OF  WEIGHTED-AVERAGE
                                           SHARES     EXERCISE PRICE    SHARES      EXERCISE PRICE    SHARES     EXERCISE PRICE
                                          _________  ________________  _________  ________________   _________  ________________
Options outstanding, beginning of
  year............................        3,281,273        $28.46      5,191,899         $28.47      7,939,271         $29.79
  Granted.........................        2,126,506         27.99      3,448,242          30.03      2,911,652          43.49
  Exercised.......................          (98,004)        13.18       (557,597)         19.02     (2,187,170)         28.57
  Forfeited.......................         (117,876)        32.04       (143,273)         29.91       (148,284)         34.05
                                          _________        ______      _________         ______     __________         ______
Options outstanding, end of year..        5,191,899        $28.47      7,939,271         $29.79      8,515,469         $34.71
                                          =========        ======      =========         ======     ==========         ======
Options exercisable, end of year..        2,135,228        $25.90      3,009,555         $29.53      3,031,478         $31.08
                                          =========        ======      =========         ======     ==========         ======


     The weighted-average fair value of options granted was $10.21 during 2000, $10.38 during 2001, and $16.67 during 2002.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made in 2000, 2001 and 2002; risk-free interest rates of 6.4 percent in 2000, 4.9 percent in 2001, and 4.9 percent in 2002; expected volatility of 44 percent in 2000, 45 percent in 2001, and 46 percent in 2002; expected lives of 5 years for 2000, 2001, and 2002; and expected dividend yields of 3.5 percent in 2000, 3.4 percent in 2001, and 2.3 percent in 2002.

     The following table summarizes information about stock options outstanding.


                                                                                         OPTIONS EXERCISABLE AT
                                OPTIONS OUTSTANDING AT DECEMBER 31, 2002                    DECEMBER 31, 2002
                          ____________________________________________________      _______________________________
                                         WEIGHTED-AVERAGE
    RANGE OF                 NUMBER          REMAINING        WEIGHTED-AVERAGE        NUMBER       WEIGHTED-AVERAGE
 EXERCISE PRICES          OUTSTANDING    CONTRACTUAL LIFE      EXERCISE PRICE       EXERCISABLE     EXERCISE PRICE
______________________    ___________    ________________     ________________      ___________    ________________
$11.25 - 11.25........        33,000           2.3 years              $11.25            33,000             $11.25
 18.29 - 25.00........       314,392                 4.5               22.23           275,285              22.07
 27.56 - 38.04........     5,290,575                 7.1               30.81         2,648,693              31.84
 42.69 - 48.51........     2,877,502                 9.2               43.53            74,500              45.91
                           _________                                                 _________
                           8,515,469                                                 3,031,478
                           =========                                                 =========

     In 2000,  2001, and 2002, the Company also granted 13,500,  6,000 and 6,000 shares, respectively, of restricted stock to key officers, including policy-making officers, under the Stock Plan. The awards of restricted stock vest pro-rata on each anniversary of the grant date and become fully vested four years from the grant date, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies, is permanently and totally disabled, or retires under certain grant, age, and service conditions. Restricted shareholders have the right to vote their restricted shares and receive dividends.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 14--MANAGEMENT STOCK PLAN (CONTINUED)

     The following is a summary of restricted stock transactions under the Stock Plan.


                                                                            YEARS ENDED DECEMBER 31,
                                          _____________________________________________________________________________________
                                                      2000                           2001                          2002
                                          ___________________________   ___________________________  __________________________
                                                    WEIGHTED-AVERAGE              WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
                                          NUMBER OF     GRANT DATE      NUMBER OF     GRANT DATE     NUMBER OF    GRANT DATE
                                           SHARES       FAIR VALUE        SHARES      FAIR VALUE       SHARES     FAIR VALUE
                                          _________  ________________   _________  ________________  _________ ________________
Restricted stock awards
  outstanding, beginning of year..        1,496,106         $14.05      1,506,162         $14.11     1,511,526       $14.19
  Granted.........................           13,500          25.00          6,000          37.10         6,000        45.00
  Cancelled.......................           (3,444)         31.66           (636)         37.47          (459        32.61
                                          _________                     _________                    _________
Restricted stock awards
  outstanding, end of year........        1,506,162         $14.11      1,511,526         $14.19     1,517,067       $14.31
                                          =========                     =========                    =========
Restricted stock awards vested,
  end of year.....................        1,408,696         $13.00      1,469,354         $13.66     1,503,305       $14.09
                                          =========                     =========                    =========

     At December 31, 2000,  2001 and 2002,  8,969,424,  5,659,091  and 2,890,182
shares, respectively, were available for future grants as either stock options or restricted stock under the Stock Plan. The number of shares available for future grants at December 31, 2002 does not include six million shares authorized, but not registered, during 2002.

     Effective January 1, 1997, the Company established a Performance Share Plan. Eligible participants may earn performance share awards to be redeemed in cash three years after the date of grant. Performance shares are linked to shareholder value in two ways: (1) the market price of the Company's common stock; and (2) return on equity, a performance measure closely linked to value creation. Eligible participants generally receive grants of performance shares annually. The total number of performance shares granted under the plan cannot exceed 600,000. The Company granted 31,500 shares in 2000, 68,000 shares in 2001, and 61,500 shares in 2002. No performance shares were forfeited in 2000 or 2002. In 2001, 9,000 performance shares were forfeited. The value of a performance share is equal to the market price of the Company's common stock. All cancelled or forfeited performance shares become available for future grants.

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

     It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2001 and 2002, as more fully described below. It should be noted that the operations of the Company are managed on a going concern basis and not on a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     Additionally, a substantial portion of an institution's inherent value is its capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values that follow.

     The table below presents the carrying value and fair value of the specified assets, liabilities, and off-balance sheet instruments held by the Company.


                                                                                      DECEMBER 31,
                                                               ________________________________________________________________
                                                                            2001                               2002
                                                               _____________________________      _____________________________
                                                                 CARRYING            FAIR           CARRYING            FAIR
(DOLLARS IN THOUSANDS)                                             VALUE             VALUE            VALUE             VALUE
____________________________________________________________   ___________       ___________      ___________       ___________
ASSETS
  Cash and cash equivalents.................................   $ 3,664,954       $ 3,664,954      $ 4,442,122       $ 4,442,122
  Trading account assets....................................       229,697           229,697          276,021           276,021
  Securities available for sale:
    Securities pledged as collateral........................       137,922           137,922          157,823           157,823
    Held in portfolio.......................................     5,661,160         5,661,160        7,180,677         7,180,677
  Loans, net of allowance for credit losses (1).............    23,392,279        23,774,330       25,044,665        25,007,245
LIABILITIES
   Deposits:
    Noninterest bearing.....................................    12,718,858        12,718,858       16,121,742        16,121,742
    Interest bearing........................................    15,837,341        15,869,729       16,719,073        16,800,871
                                                               ___________       ___________      ___________       ___________
  Total deposits............................................    28,556,199        28,588,587       32,840,815        32,922,613
  Borrowed funds............................................     1,949,874         1,967,333        1,640,408         1,639,100
  Medium and long-term debt.................................       399,657           398,051          418,360           415,333
  UnionBanCal Corporation-obligated mandatorily redeemable
  preferred securities of subsidiary grantor trust..........       363,928           348,600          365,696           354,060
OFF-BALANCE SHEET INSTRUMENTS
  Commitments to extend credit..............................        50,813            50,813           55,760            55,760
  Standby letters of credit.................................         8,239             8,239           10,552            10,552

__________
(1)  Excludes lease financing, net of allowance.



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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


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

     MEDIUM AND LONG-TERM DEBT: The fair value of the fixed-rate senior notes was estimated using market quotes. The book value for variable-rate subordinated capital notes is assumed to approximate fair market value.

     TRUST PREFERRED SECURITIES: The fair value of fixed-rate trust preferred securities was based upon market quotes for those traded securities. This amount differs from the fair value of those securities under hedge accounting since a hypothetical value based on the present value of cash flows has been used for that purpose. It should be noted that the trust preferred securities are not callable until February 2004 and, therefore, cannot be settled for that price at this time.

     OFF-BALANCE SHEET INSTRUMENTS: The carrying value of off-balance sheet instruments represents the unamortized fee income assessed based on the credit quality and other covenants imposed on the borrower. Since the amount assessed represents the market rate that would be charged for similar agreements, the Company believes that the fair value approximates the carrying value of these instruments.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 16--DERIVATIVE INSTRUMENTS

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

     TRADING ACTIVITIES IN DERIVATIVE INSTRUMENTS

     Derivative instruments used for trading purposes are carried at fair value. The following table reflects the Company's positions relating to trading activities in derivative instruments. Trading activities include both activities for the Company's own account and as an accommodation for customers. At December 31, 2001 and 2002, the majority of the Company's derivative transactions for customers were essentially offset by contracts with other counterparties.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 16--DERIVATIVE INSTRUMENTS (CONTINUED)

     The following is a summary of derivative instruments held or written for trading purposes and customer accommodations.


                                                                        DECEMBER 31,
                                     ____________________________________________________________________________________________
                                                    2001                                             2002
                                     _________________________________________         __________________________________________
                                     UNREALIZED      UNREALIZED      ESTIMATED         UNREALIZED      UNREALIZED       ESTIMATED
(DOLLARS IN THOUSANDS)                 GAINS           LOSSES        FAIR VALUE          LOSSES          LOSSES        FAIR VALUE
________________________________      ________       _________        ________          ________        ________        ________
HELD OR WRITTEN FOR TRADING
  PURPOSES AND CUSTOMER
  ACCOMMODATIONS
Foreign exchange forward
  contracts:
  Commitments to purchase.......      $  2,521       $ (28,955)       $(26,434)         $ 36,508        $ (2,182)       $ 34,326
  Commitments to sell...........        33,476          (2,071)         31,405             1,655         (37,221)        (35,566)
Foreign exchange OTC options:
  Options purchased.............            --            (224)           (224)               --            (863)           (863)
  Options written...............           224              --             224               863              --             863
Currency swap agreements:
  Commitments to pay............         5,311              --           5,311             1,581              --           1,581
  Commitments to receive........            --          (5,257)         (5,257)               --          (1,548)         (1,548)
Interest rate contracts:
  Caps purchased................         4,567              --           4,567             5,514              --           5,514
  Floors purchased..............        20,027              --          20,027             4,459              --           4,459
  Caps written..................            --          (4,567)         (4,567)               --          (5,514)         (5,514)
  Floors written................            --         (20,027)        (20,027)               --          (4,459)         (4,459)
  Swap contracts:
    Pay fixed/receive variable..         4,843         (91,054)        (86,211)               --        (118,181)       (118,181)
    Pay variable/receive fixed..        96,764          (4,084)         92,680           126,058              --         126,058
                                      ________                                          ________
                                       167,733                                           176,638
Effect of master netting
  agreements....................       (48,762)                                          (92,803)
                                      ________                                          ________
Total credit exposure...........      $118,971                                           $83,835
                                      ========                                          ========

     DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. All derivatives, whether designated as a hedge, or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and be expected to be effective throughout the life of the hedge. Derivative instruments that do not qualify as either a fair value or cash flow hedge are valued at fair value and classified as trading account assets with the resultant gain or loss recognized in current earnings. At adoption of SFAS No. 133, the Company recognized a loss of $6 million ($4 million, net of tax), which is included in noninterest

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 16--DERIVATIVE INSTRUMENTS (CONTINUED)

expense. Additionally, the adoption of SFAS No. 133 resulted in a cumulative effect of a change in accounting principle on accumulated other comprehensive income, net of tax, of $22 million in unrealized gain.

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

     CASH FLOW HEDGES

     HEDGING STRATEGIES FOR VARIABLE RATE LOANS AND CERTIFICATES OF DEPOSIT

     The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, e.g., US dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument is identical. Cash flow hedging strategies include the utilization of purchased floor, cap, corridor options and interest rate swaps. The maximum length of time over which the Company is hedging these exposures is 6.75 years.

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

     The Company uses interest rate collars to hedge the variable cash flows associated with 1-month LIBOR or 3-month LIBOR indexed loans. Net payments to be received under the collar contracts offset the decline in loan interest income caused by the relevant LIBOR index falling below the collar's strike rate while net payments to be paid will reduce the increase in loan interest income caused by the LIBOR index rising above the collar's cap strike rate.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 16--DERIVATIVE INSTRUMENTS (CONTINUED)

     Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge matches those of the loans or CDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In 2002, the Company recognized a net gain of $0.4 million due to ineffectiveness, which is recognized in noninterest expense, compared to a net gain of $0.5 million in 2001.

     For cash flow hedges, based upon amounts included in accumulated other comprehensive income at December 31, 2002, the Company expects to recognize a gross increase of $126.2 million in net interest income during 2003. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to December 31, 2002.

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

     Fair value hedging transactions are structured at inception so that the notional amounts of the swap match an associated principal amount of the Trust Preferred Securities. The interest payment dates, the expiration date, and the embedded call option of the swap match those of the Trust Preferred Securities. The ineffectiveness on the fair value hedges during 2002 was a net gain of $0.6 million, compared to a net loss of $0.1 million in 2001.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 16--DERIVATIVE INSTRUMENTS (CONTINUED)

     The Company uses To-Be-Announced (TBA) contracts to fix the price and yield of anticipated purchases or sales of mortgage-backed securities that will be delivered at an agreed upon date. This strategy hedges the risk of variability in the cash flows to be paid or received upon settlement of the TBA contract.

     The  following  table  reflects  summary   information  on  our  derivative
contracts used to hedge or modify the Company's risk as of December 31, 2001 and 2002.


                                                    DECEMBER 31, 2001                               DECEMBER 31, 2002
                                           ________________________________________     ________________________________________
                                           UNREALIZED      UNREALIZED     ESTIMATED     UNREALIZED      UNREALIZED    ESTIMATED
                                              GAINS          LOSSES      FAIR VALUE        GAINS          LOSSES      FAIR VALUE
                                           __________      __________    __________     __________      __________    __________
HELD FOR ASSET AND LIABILITY
  MANAGEMENT PURPOSES
Fair Value Hedges and Hedged
  Items:
Interest rate swap contracts:
  Pay variable/receive fixed....           $ 11,632        $    --         $ 11,632     $  14,041        $     --      $  14,041
  Trust preferred securities....                 --         (13,928)        (13,928)           --         (15,697)       (15,697)
  Medium-term debt interest rate
  swap..........................                 --              --              --        18,639              --         18,639
  Medium-term note..............                 --              --              --            --         (18,639)       (18,639)
  Currency swap agreements:
    Commitments to pay..........              2,179              --           2,179           508              --            508
  Foreign currency loan.........                 --          (2,184)         (2,184)           --            (507)          (507)
Cash Flow Hedges:
Interest rate option contracts:
  Caps purchased................              3,904              --           3,904            89              --             89
  Floors purchased..............             59,296              --          59,296            --            (443)          (443)
  Floors written................                 --         (14,987)        (14,987)       36,369              --         36,369
Interest rate swap contracts:
  Pay variable/receive fixed....             62,210          (5,350)         56,860       133,915              --        133,915
Other Hedges:
   Foreign exchange forward
    contracts
  Commitments to purchase.......                195          (1,728)         (1,533)        2,862             (11)         2,851
    Commitments to sell.........                126             (84)             42             6            (173)          (167)


NOTE 17--RESTRICTIONS ON CASH AND DUE FROM BANKS, SECURITIES, LOANS AND
         DIVIDENDS

     Federal Reserve Board regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. Average reserve balances were approximately $240 million and $195 million for the years ended December 31, 2001 and 2002, respectively.

     As of December 31, 2001 and 2002, securities carried at $1.5 billion and $2.2 billion and loans of $6.5 billion and $6.4 billion, respectively, were pledged as collateral for borrowings, to secure public and trust department deposits, and for repurchase agreements as required by contract or law.

     The Federal Reserve Act restricts the extension of credit by the Bank to BTM and affiliates and to the Company and its non-bank subsidiaries and requires that such loans be secured by certain types of collateral. At December 31, 2002, $89.9 million remained outstanding on twelve Bankers Commercial Corporation notes payable to the Bank. The respective notes were fully collateralized with equipment leases pledged by Bankers Commercial Corporation.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 17--RESTRICTIONS ON CASH AND DUE FROM BANKS, SECURITIES, LOANS AND DIVIDENDS (CONTINUED)

     The payment of dividends by the Bank to the Company is subject to the approval of the Office of the Comptroller of the Currency (OCC) if the total of all dividends declared in any calendar year exceeds certain calculated amounts. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC. At December 31, 2002, the Bank could have declared dividends aggregating $603 million without prior regulatory approval.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). Management believes, as of December 31, 2001 and 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     On February 19, 1999, the Company issued $350 million of trust preferred securities, which qualify as Tier 1 capital. See Note 12 for a complete description of these securities.

     As of December 31, 2001 and 2002, the most recent notification from the OCC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized," the Bank must maintain a minimum total risk-based capital ratio of 10 percent, a Tier 1 risk-based capital ratio of 6 percent, and a Tier 1 leverage ratio of 5 percent. There are no conditions or events since that notification that management believes have changed the Bank's category.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 18--REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

     The Company's and the Bank's capital amounts and ratios are presented in the following tables:

                                                                                                                     FOR CAPITAL
                                                                                ACTUAL                 ADEQUACY PURPOSES
                                                                         ____________________         __________________
(DOLLARS IN THOUSANDS)                                                     AMOUNT      RATIO           AMOUNT       RATIO
____________________________________________________________________     __________    ______         __________    _____

CAPITAL RATIOS FOR THE COMPANY:
As of December 31, 2001:
Total capital (to risk-weighted assets).............................     $4,260,043    13.35%      >  $2,552,515  >  8.0%
                                                                                                   -              -
Tier 1 capital (to risk-weighted assets)............................      3,661,231     11.47      >   1,276,258  >  4.0
                                                                                                   -              -
Tier 1 capital (to quarterly average assets)(1).....................      3,661,231     10.53      >   1,390,408  >  4.0
                                                                                                   -              -
As of December 31, 2002:
Total capital (to risk-weighted assets).............................     $4,241,095    12.93%      >  $2,624,915  >  8.0%
                                                                                                   -              -
Tier 1 capital (to risk-weighted assets)............................      3,667,237     11.18      >   1,312,458  >  4.0
                                                                                                   -              -
Tier 1 capital (to quarterly average assets)(1).....................      3,667,237      9.75      >   1,503,800  >  4.0
                                                                                                   -              -

__________
(1)  Excludes certain intangible assets.


                                                                                                           TO BE WELL-CAPITALIZED
                                                                                   FOR CAPITAL             UNDER PROMPT CORRECTIVE
                                                         ACTUAL                  ADEQUACY PURPOSES            ACTION PROVISIONS
                                               ______________________        _______________________        ______________________
(DOLLARS IN THOUSANDS)                           AMOUNT         RATIO           AMOUNT         RATIO          AMOUNT        RATIO
__________________________________________     __________       _____         __________       _____        _________       ______
CAPITAL RATIOS FOR THE BANK:
As of December 31, 2001:
Total capital (to risk-weighted assets)...     $3,810,736       12.19%      > $2,501,701      >  8.0%     > $3,127,127     > 10.0%
                                                                            -                 -           -                -
Tier 1 capital (to risk-weighted assets)..      3,323,096       10.63       >  1,250,851      >  4.0      >  1,876,276     >  6.0
                                                                            -                 -           -                -
Tier 1 capital (to quarterly average
  assets)(1)..............................      3,323,096        9.69       >  1,371,305      >  4.0      >  1,714,131     >  5.0
                                                                            -                 -           -                -
As of December 31, 2002:
Total capital (to risk-weighted assets)...     $3,818,782       11.87%      > $2,572,884      >  8.0%     > $3,216,105     > 10.0%
                                                                            -                 -           -                -
Tier 1 capital (to risk-weighted assets)..      3,334,720       10.37       >  1,286,442      >  4.0      >  1,929,663     >  6.0
                                                                            -                 -           -                -
Tier 1 capital (to quarterly average
  assets)(1)..............................      3,334,720        9.01       >  1,480,773      >  4.0      >  1,850,966     >  5.0
                                                                            -                 -           -                -

__________
(1)  Excludes certain intangible assets.


NOTE 19--EARNINGS PER SHARE

     Basic EPS is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding during the period. For all periods presented, there were no dividends on preferred stock. Diluted EPS is computed based on the weighted average number of common shares outstanding

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 19--EARNINGS PER SHARE

adjusted for common stock equivalents, which include stock options. The following table presents a reconciliation of basic and diluted EPS for the years ended December 31, 2000, 2001 and 2002:


                                                                                      DECEMBER 31,
                                                        ______________________________________________________________________
                                                                2000                    2001                    2002
                                                        ______________________  ______________________   _____________________
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)             BASIC       DILUTED     BASIC       DILUTED      BASIC      DILUTED
___________________________________________________     ________      ________  ________      ________   ________     ________
Net income.......................................       $439,900      $439,900  $481,428      $481,428   $527,903     $527,903
Weighted average common shares outstanding.......        161,605       161,605   157,845       157,845    154,758      154,758
Additional shares due to:
Assumed conversion of dilutive stock options.....             --           384        --           778         --        1,657
                                                        ________      ________  ________      ________   ________     ________
Adjusted weighted average common shares outstanding      161,605       161,989   157,845       158,623    154,758      156,415
                                                        ________      ________  ________      ________   ________     ________
Net income per share.............................       $   2.72      $   2.72  $   3.05      $   3.04   $   3.41     $   3.38
                                                        ========      ========  ========      ========   ========     ========

     Options to purchase 4,040,244 shares of common stock with the range from $27.56 to $44.56 per share were outstanding but not included in the computation of diluted EPS in 2000. Options to purchase 2,234,080 shares of common stock with the range from $32.63 to $44.56 per share were outstanding but not included in the computation of diluted EPS in 2001. Options to purchase 2,869,052 shares of common stock with the range from $43.25 to $48.51 per share were outstanding but not included in the computation of diluted EPS in 2002.These options to purchase shares were not included in the computation of diluted EPS in each of the years 2000, 2001, and 2002 because they were anti-dilutive.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 20--ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The following is a summary of the components of accumulated other comprehensive income (loss):


                                     NET UNREALIZED GAINS ON    NET UNREALIZED GAINS (LOSSES) ON                  FOREIGN
                                       CASH FLOW  HEDGES         SECURITIES AVAILABLE FOR SALE             CURRENCY TRANSLATION
                                    ___________________________  ______________________________   _______________________________
                                           YEARS ENDED                       YEARS ENDED                           YEARS ENDED
                                          DECEMBER 31,                       DECEMBER 31,                          DECEMBER 31,
                                    __________________________   ______________________________   _______________________________
(DOLLARS IN THOUSANDS)              2000      2001      2002       2000       2001       2002        2000       2001       2002
__________________________________  _____    _______  ________    _______    _______   ________   _________  _________  _________
Beginning balance.................  $  --    $    --  $ 62,840   $(32,548)   $41,879    $83,271    $(8,713)  $(11,191)  $(12,205)
Cumulative effect of accounting
  change, net of tax..............     --     22,205        --         --         --         --         --         --         --
Change during the year............     --     40,635    41,528     74,427     41,392     64,179     (2,478)    (1,014)     1,556
                                    _____    _______  ________   ________    _______   ________   _________  _________  _________
Ending balance....................  $  --    $62,840  $104,368   $ 41,879    $83,271   $147,450   $(11,191)  $(12,205)  $(10,649)
                                    =====    =======  ========   ========    =======   ========   =========  =========  =========


                                                           MINIMUM PENSION LIABILITY                ACCUMULATED OTHER
                                                                   ADJUSTMENT                  COMPREHENSIVE INCOME (LOSS)
                                                          ________________________________   ____________________________________
                                                                  YEARS ENDED                          YEARS ENDED
                                                                  DECEMBER 31,                        DECEMBER 31,
                                                          ________________________________   ____________________________________
(DOLLARS IN THOUSANDS)                                     2000       2001          2002         2000          2001         2002
_____________________________________________________     ______     ______       _______    _________      ________     ________
Beginning balance....................................     $(689)     $(803)      $  (973)     $(41,950)     $ 29,885     $132,933
Cumulative effect of accounting change, net of tax...        --         --            --            --        22,205           --
Change during the year...............................      (114)      (170)         (102)       71,835        80,843      107,161
                                                          ______     ______      ________     ________      ________     ________
Ending balance.......................................     $(803)     $(973)      $(1,075)     $ 29,885      $132,933     $240,094
                                                          ======     ======      ========     ========      ========     ========

NOTE 21--COMMITMENTS, CONTINGENCIES AND GUARANTEES

         The following table summarizes our significant commitments:

                                                           DECEMBER 31,
                                                   __________________________
(DOLLARS IN THOUSANDS)                                 2001           2002
_______________________________________________    ___________    ___________
Commitments to extend credit...................    $13,038,761    $12,872,063
Standby letters of credit......................      2,410,535      2,483,871
Commercial letters of credit...................        271,083        279,653
Commitments to fund principal investments......         54,598         58,556


     Commitments to extend credit are legally binding agreements to lend to a customer provided there are no violations of any condition established in the contract. Commitments have fixed expiration dates or other termination clauses and may require maintenance of compensatory balances. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements.

     Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transaction. The majority of these types of commitments have terms of one year or less.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 21--COMMITMENTS, CONTINGENCIES AND GUARANTEES (CONTINUED)

     The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual amount of these instruments. Collateral may be obtained based on management's credit assessment of the customer.

     Principal investments include direct investments in private and public companies and indirect investments in private equity funds. The Company issues commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate.

     The Company has contingent consideration agreements that guarantee additional payments to acquired insurance agencies' shareholders based on the agencies future performance in excess of established revenue and/or earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. If the insurance agencies' future performance exceeds these thresholds during a three-year period, the Company will be liable to make payments to former shareholders. As of December 31, 2002, the Company has a maximum exposure of $14.7 million for these agreements, which expire December 2005.

     The Company is fund manager for limited liability corporations issuing low-income housing investments. Low-income housing investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these investments, the Company guarantees the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits, and operating deficit thresholds over a ten-year average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability corporations issuing the investments that reduce the Company's ultimate exposure to loss. As of December 31, 2002, the Company's maximum exposure to loss under these guarantees is limited to a return of investor's capital and minimum investment yield, or $77 million. The Company maintains a reserve of $2.6 million for these guarantees.

     The  Company  has  rental  commitments  under  long-term   operating  lease
agreements. For detail of these commitments see Note 5.

     The Company conducts securities lending transactions for institutional customers as a fully disclosed agent, and, at times, indemnifies its customers against counterparty default. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnification was $1,513 million and $1,521 million at December 31, 2001 and 2002, respectively. The market value of the associated collateral was $1,552 million and $1,558 million at December 31, 2001 and 2002, respectively.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 22--TRANSACTIONS WITH AFFILIATES

     The Company had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTM and with its affiliates. During 2000, 2001 and 2002, such transactions included, but were not limited to, origination, participation, servicing and remarketing of loans and leases, purchase and sale of acceptances, interest rate derivatives and foreign exchange transactions, funds transfers, custodianships, electronic data processing, investment advice and management, deposits and credit examination, and trust services. In the opinion of management, such transactions were made at prevailing rates, terms, and conditions and do not involve more than the normal risk of collectibility or present other unfavorable features. In addition, some compensation for services rendered to the Company is paid to the expatriate officers from BTM, and reimbursed by the Company to BTM under a service agreement.

     The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantee of trust preferred securities (see Note 12), commercial paper obligations and leveraged lease transactions. Guarantees issued by the Bank for an affiliate's commercial paper program are done in order to facilitate their sale. As of December 31, 2002, the Bank had a maximum exposure to loss under these guarantees of $1.0 billion, which have an average term of less than one year. The Bank's guarantee is fully collateralized by a pledged deposit. UnionBanCal Corporation guarantees its subsidiaries leveraged lease transactions, which have terms ranging from 15 to 30 years. Following the original funding of the leveraged lease transactions, UnionBanCal Corporation has no material obligation to be satisfied. As of December 31, 2002, UnionBanCal Corporation had a maximum exposure to loss of $33.0 million for these agreements.

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

     o The Commercial Financial Services Group provides credit and cash management services to large corporate and middle-market companies. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and selected capital markets products.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 23--BUSINESS SEGMENTS (CONTINUED)

     The information, set forth in the table on the following page, reflects selected income statement and balance sheet items by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the tables are the amounts of goodwill for each reporting unit as of December 31, 2002. Prior to January 1, 2002, most of the goodwill was reflected at the corporate level in "Other."

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

     "Other" is comprised of goodwill amortization for periods prior to January 1, 2002, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent basis amount, the amount of the provision for credit losses (over)/under the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowance for credit losses, and the residual costs of support groups. In addition, it includes two units, the Credit Management Group, which manages nonperforming assets, and the Pacific Rim Corporate Group, which offers financial products to Japanese-owned subsidiaries located in the US. On an individual basis, none of the items in "Other" are significant to the Company's business.

     The business units' results for the prior periods have been restated to reflect changes in the transfer pricing methodology and any reorganization changes that may have occurred.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 23--BUSINESS SEGMENTS (CONTINUED)


                                             COMMUNITY BANKING              COMMERCIAL FINANCIAL             INTERNATIONAL
                                       AND INVESTMENT SERVICES GROUP            SERVICES GROUP                BANKING GROUP
                                     __________________________________   ____________________________  _________________________
                                         YEARS ENDED DECEMBER 31,           YEARS ENDED DECEMBER 31,     YEARS ENDED DECEMBER 31,
                                     __________________________________   ____________________________  _________________________
                                        2000        2001        2002        2000      2001      2002     2000     2001     2002
                                     __________  __________  __________   ________  ________  ________  _______  _______ ________
RESULTS OF OPERATIONS (DOLLARS IN
  THOUSANDS):
Net interest income...............   $  738,709  $  704,258  $  797,592   $764,370  $697,533  $656,902  $34,987  $39,498 $ 38,196
Noninterest income................      412,199     432,012     445,569    173,140   158,459   195,546   60,114   59,022   68,049
                                     __________  __________  __________   ________  ________  ________  _______  _______ ________
Total revenue.....................    1,150,908   1,136,270   1,243,161    937,510   855,992   852,448   95,101   98,520  106,245
Noninterest expense(1)............      722,525     750,908     790,508    303,210   316,890   347,148   54,299   57,364   63,005
Credit expense (income)...........       48,655      41,725      33,692    120,670   149,522   190,337    7,008    4,424    1,904
                                     __________  __________  __________   ________  ________  ________  _______  _______ ________
Income (loss) before income tax
  expense (benefit)...............      379,728     343,637     418,961    513,630   389,580   314,963   33,794   36,732   41,336
Income tax expense (benefit)......      145,246     131,441     160,253    184,172   131,565   101,304   12,926   14,050   15,811
                                     __________  __________  __________   ________  ________  ________  _______  _______ ________
Net income (loss).................   $  234,482  $  212,196  $  258,708   $329,458  $258,015  $213,659  $20,868  $22,682 $ 25,525
                                     ==========  ==========  ==========   ========  ========  ========  =======  ======= ========
Total assets (dollars in millions):  $    9,463  $   10,376  $   12,125   $ 18,237  $ 16,342  $ 15,761  $ 1,568  $ 1,365 $  1,985
                                     ==========  ==========  ==========   ========  ========  ========  =======  ======= ========


                                               GLOBAL                                                     UNIONBANCAL
                                            MARKETS GROUP                     OTHER                       CORPORATION
                                     ____________________________   ____________________________  _________________________________
                                       YEARS ENDED DECEMBER 31,       YEARS ENDED DECEMBER 31,       YEARS ENDED DECEMBER 31,
                                     ____________________________   ____________________________  _________________________________
                                       2000       2001     2002       2000       2001     2002       2000        2001      2002
                                     ________   _______  ________   _________  ________ ________  __________  __________ __________

RESULTS OF OPERATIONS (DOLLARS IN
  THOUSANDS):
Net interest income...............   $ (8,850)  $16,505  $(18,478)  $  55,224  $ 66,248 $ 87,757  $1,584,440  $1,524,042 $1,561,969
Noninterest income................     (7,083)   19,633    10,104       8,810    47,278   16,708     647,180     716,404    735,976
                                     ________   _______  ________   _________  ________ ________  __________  __________ __________
Total revenue.....................    (15,933)   36,138    (8,374)     64,034   113,526  104,465   2,231,620   2,240,446  2,297,945
Noninterest expense(1)............     15,757    24,064    15,548      34,394    90,948  131,457   1,130,185   1,240,174  1,347,666
Credit expense (income)...........         --       200       200     263,667    89,129  (51,133)    440,000     285,000    175,000
                                     ________   _______  ________   _________  ________ ________  __________  __________ __________
Income (loss) before income tax
  expense (benefit)...............    (31,690)   11,874   (24,122)   (234,027)  (66,551   24,141     661,435     715,272    775,279
Income tax expense (benefit)......    (12,122)    4,542    (9,227)   (108,687)  (47,754  (20,765)    221,535     233,844    247,376
                                     ________   _______  ________   _________  ________ ________  __________  __________ __________
Net income (loss).................   $(19,568)  $ 7,332  $(14,895)  $(125,340) $(18,797 $ 44,906  $  439,900  $  481,428 $  527,903
                                     ========   =======  ========   =========  ======== ========  ==========  ========== ==========
Total assets (dollars in millions):  $  4,662   $ 6,983  $  9,086   $   1,232  $    973 $  1,213  $   35,162  $   36,039 $   40,170
                                     ========   =======  ========   =========  ======== ========  ==========  ========== ==========

__________
(1) "Other" includes restructuring credits of $19.0 million ($11.8 million, net of taxes) for the year ending December 31, 2000.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 24--CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS



                                                                           DECEMBER 31,
                                                                   __________________________
(DOLLARS IN THOUSANDS)                                                 2001            2002
_________________________________________________________________  __________      __________
ASSETS
  Cash and cash equivalents......................................  $  435,513      $  477,825
  Investment in and advances to subsidiaries.....................   3,999,509       4,184,208
  Loans..........................................................       3,556           2,940
  Other assets...................................................      25,617          40,080
                                                                   __________      __________
    Total assets.................................................  $4,464,195      $4,705,053
                                                                   ==========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
  Commercial paper...............................................  $   99,086      $   98,507
  Other liabilities..............................................      44,457          53,476
  Medium and long-term debt......................................     399,657         418,360
  Junior subordinated debt payable to subsidiary
    grantor trust................................................     374,753         376,521
                                                                   __________      __________
    Total liabilities............................................     917,953         946,864
  Shareholders' equity...........................................   3,546,242       3,758,189
                                                                   __________      __________
    Total liabilities and shareholders' equity...................  $4,464,195      $4,705,053
                                                                   ==========      ==========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 24--CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME



                                                                                              YEARS ENDED DECEMBER 31,
                                                                                      ___________________________________
(DOLLARS IN THOUSANDS)                                                                  2000          2001         2002
_______________________________________________________________________________       ________      ________     ________
INCOME:
  Dividends from bank subsidiary...............................................       $283,471      $379,110     $486,300
  Dividends from nonbank subsidiaries..........................................         10,000         7,500       24,399
  Interest income on advances to subsidiaries and deposits in bank.............         18,850        17,700       11,909
  Other income.................................................................            458           882          188
                                                                                      ________      ________     ________
    Total income...............................................................        312,779       405,192      522,796
                                                                                      ________      ________     ________
EXPENSE:
  Interest expense.............................................................         47,172        35,890       27,443
  Other expense, net...........................................................          3,313         4,683          620
                                                                                      ________      ________     ________
  Total expense................................................................         50,485        40,573       28,063
                                                                                      ________      ________     ________
  Income before income taxes and equity in undistributed net income of
    subsidiaries...............................................................        262,294       364,619      494,733
  Provision for credit losses..................................................            (25)            6           (1)
  Income tax benefit...........................................................        (11,935)       (8,409)      (6,108)
                                                                                      ________      ________     ________
  Income before equity in undistributed net income of subsidiaries.............        274,204       373,034      500,840
Equity in undistributed net income of subsidiaries:
  Bank subsidiary..............................................................        138,105       100,361       61,164
  Nonbank subsidiaries.........................................................         27,591         8,033      (34,101)
                                                                                      ________      ________     ________
NET INCOME.....................................................................       $439,900      $481,428     $527,903
                                                                                      ========      ========     ========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)


NOTE 24--CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS



                                                                                  YEARS ENDED DECEMBER 31,
                                                                              ____________________________________
(DOLLARS IN THOUSANDS)                                                          2000          2001         2002
________________________________________________________________________      _________     _________    _________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................      $ 439,900     $ 481,428    $ 527,903
  Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in undistributed net income of subsidiaries..................       (165,696)     (108,394)     (27,063)
    Provision for credit losses.........................................             25           (6)            1
    Other, net..........................................................          7,953        11,357       86,723
                                                                              _________     _________    _________
    Net cash provided by operating activities...........................        282,182       384,385      587,564
                                                                              _________     _________    _________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to subsidiaries..............................................        (43,704)      (23,967)     (23,733)
  Repayment of advances to subsidiaries.................................         11,903        16,965       29,460
                                                                              _________     _________    _________
  Net cash (used in) provided by investing activities...................        (31,801)       (7,002)       5,727
                                                                              _________     _________    _________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in short term borrowings......................          1,984          (883)        (579)
  Proceeds from issuance of medium-term debt............................             --       200,000           --
  Payments of cash dividends............................................       (162,575)     (158,406)    (164,440)
  Repurchase of common stock............................................       (130,642)     (107,629)    (385,960)
  Other, net............................................................             52        (1,323)          --
                                                                              _________     _________    _________
Net cash used in financing activities...................................       (291,181)      (68,241)    (550,979)
                                                                              _________     _________    _________
Net increase (decrease) in cash and due from banks......................        (40,800)      309,142       42,312
Cash and due from banks at beginning of year............................        167,171       126,371      435,513
                                                                              _________     _________    _________
Cash and due from banks at end of year..................................      $ 126,371     $ 435,513    $ 477,825
                                                                              =========     =========    =========
CASH PAID DURING THE YEAR FOR:
  Interest..............................................................      $  44,327     $  33,910    $  27,665
  Income taxes..........................................................         26,704          (271)       5,901


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 2001, AND 2002 (CONTINUED)

NOTE 25--SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Unaudited quarterly results are summarized as follows:


                                                                                 2001 QUARTERS ENDED
                                                                __________________________________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                   MARCH 31      JUNE 30         SEPTEMBER 30       DECEMBER 31
____________________________________________________________    ________     ________           ________          ________
Interest income.............................................    $608,692     $563,121           $536,001          $487,497
Interest expense............................................     221,431      184,398            157,910           107,530
                                                                ________     ________           ________          ________
Net interest income.........................................     387,261      378,723            378,091           379,967
Provision for credit losses.................................     100,000       65,000             50,000            70,000
Noninterest income..........................................     180,807      168,391            173,405           193,801
Noninterest expense.........................................     307,485      307,452            317,042           308,195
                                                                ________     ________           ________          ________
Income before income taxes..................................     160,583      174,662            184,454           195,573
Income tax expense..........................................      53,296       57,512             59,325            63,711
                                                                ________     ________           ________          ________
Net income..................................................    $107,287     $117,150           $125,129          $131,862
                                                                ========     ========           ========          ========
Net income per common share--basic..........................    $   0.68     $   0.74           $   0.79          $   0.84
                                                                ========     ========           ========          ========
Net income per common share--diluted........................    $   0.67     $   0.74           $   0.79          $   0.84
                                                                ========     ========           ========          ========
Dividends per share.........................................    $   0.25     $   0.25           $   0.25          $   0.25
                                                                ========     ========           ========          ========

                                                                                 2002 QUARTERS ENDED
                                                                __________________________________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                   MARCH 31      JUNE 30         SEPTEMBER 30       DECEMBER 31
____________________________________________________________    ________     ________           ________          ________
Interest income.............................................    $462,380     $463,203           $463,113          $467,276
Interest expense............................................      81,940       77,442             71,011            63,610
                                                                ________     ________           ________          ________
Net interest income.........................................     380,440      385,761            392,102           403,666
Provision for credit losses.................................      55,000       50,000             40,000            30,000
Noninterest income..........................................     171,451      188,774            182,426           193,325
Noninterest expense.........................................     323,363      329,791            331,134           363,378
                                                                ________     ________           ________          ________
Income before income taxes..................................     173,528      194,744            203,394           203,613
Income tax expense..........................................      58,751       64,802             65,163            58,660
                                                                ________     ________           ________          ________
Net income..................................................    $114,777     $129,942           $138,231          $144,953
                                                                ========     ========           ========          ========
Net income per common share--basic..........................    $   0.73     $   0.83           $   0.89          $   0.96
                                                                ========     ========           ========          ========
Net income per common share--diluted........................    $   0.73     $   0.81           $   0.88          $   0.95
                                                                ========     ========           ========          ========
Dividends per share.........................................    $   0.25     $   0.28           $   0.28          $   0.28
                                                                ========     ========           ========          ========

__________
(1) Dividends per share reflect dividends declared on the Company's common stock outstanding as of the declaration date.


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

     We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with US GAAP. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the financial statements would be prevented or detected on a timely basis and corrected through the normal course of business. As of December 31, 2002, management believes that the internal controls are in place and operating effectively.

     The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of our management; it includes members with banking or related financial management expertise and who are not large customers of Union Bank of California, N.A. The Audit Committee has access to outside counsel. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to provide a reasonable basis for concluding that the Audit Committee is carrying out its responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring our financial, accounting, and auditing procedures in addition to reviewing our financial reports. The independent auditors and internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal controls for financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

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


                                                   /s/DAVID I. MATSON
                                           _____________________________________
                                                      David I. Matson
                                               EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER


                                                  /s/DAVID A. ANDERSON
                                           _____________________________________
                                                     David A. Anderson
                                           SENIOR VICE PRESIDENT AND CONTROLLER

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Directors of
  UnionBanCal Corporation:

     We have audited the accompanying consolidated balance sheets of UnionBanCal Corporation and subsidiaries (the Company) as of December 31, 2001 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnionBanCal Corporation and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for previously recognized goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

San Francisco, California
January 15, 2003

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UnionBanCal Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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


                                        Date:  March 14, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of UnionBanCal Corporation and in the capacities and on the date indicated below.


              SIGNATURE                                    TITLE
              ---------                                    -----

_____________________________________
                                                         Director
        David R. Andrews


               *
_____________________________________
                                                         Director
        L. Dale Crandall


               *
_____________________________________
                                                         Director
        Richard D. Farman

              SIGNATURE                                    TITLE
              ---------                                    -----


               *
_____________________________________
                                                         Director
        Stanley F. Farrar


               *
_____________________________________
                                                         Director
        Michael J. Gillfillan


               *
_____________________________________
                                                         Director
        Richard C. Hartnack


               *
_____________________________________
                                                         Director
        Kaoru Hayama


               *
_____________________________________
                                                         Director
        Norimichi Kanari



_____________________________________
                                                         Director
        Satori Kishi


               *
_____________________________________
                                                         Director
        Monica C. Lozano


               *
_____________________________________
                                                         Director
        Mary S. Metz


               *
_____________________________________
                                                         Director
        Raymond E. Miles


               *
_____________________________________
                                                         Director
        J. Fernando Niebla


               *
_____________________________________
                                                         Director
        Charles R. Rinehart



_____________________________________
                                                         Director
        Carl W. Robertson


               *
_____________________________________
                                                         Director
       Takaharu Saegusa

              SIGNATURE                                    TITLE
              ---------                                    -----


               *
_____________________________________
                                                         Director
       Robert M. Walker



_____________________________________
                                                         Director
        Kenji Yoshizawa





*By:       /s/JOHN H. MCGUCKIN, JR.
    ____________________________________
              John H. McGuckin, Jr.
                ATTORNEY-IN-FACT


Dated: February 26, 2003

CERTIFICATIONS

I, Norimichi Kanari, certify that:

1. I have reviewed this annual report on Form 10-K of UnionBanCal Corporation (the Registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       By:      /s/ NORIMICHI KANARI
                                          _____________________________________
                                                    Norimichi Kanari
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
Date: March 14, 2003                           (Principal Executive Officer)

I, David I. Matson, certify that:

1. I have reviewed this annual report on Form 10-K of UnionBanCal Corporation (the Registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       By:      /s/ DAVID I. MATSON
                                          _____________________________________
                                                    David I. Matson
                                          EXECUTIVE VICE PRESIDENT AND CHIEF
                                          FINANCIAL OFFICER
Date: March 14, 2003                         (Principal Financial Officer)