Form 10-Q
period 2003-03-31
UNIONBANCAL CORP
filed 2003-05-14
CIK 1011659

================================================================================
--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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

   Number of shares of Common Stock outstanding at April 30, 2003: 150,086,567



--------------------------------------------------------------------------------
================================================================================

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I
FINANCIAL INFORMATION
  Consolidated Financial Highlights..........................................  2

   Item 1. Financial Statements:
  Condensed Consolidated Statements of Income................................  3
  Condensed Consolidated Balance Sheets......................................  4
  Condensed Consolidated Statements of Changes in Shareholders' Equity.......  5
  Condensed Consolidated Statements of Cash Flows............................  6
  Notes to Condensed Consolidated Financial Statements.......................  7

   Item 2. Management's Discussion and Analysis:
  Introduction............................................................... 17
  Summary.................................................................... 18
  Business Segments.......................................................... 19
  Net Interest Income........................................................ 27
  Noninterest Income......................................................... 28
  Noninterest Expense........................................................ 30
  Income Tax Expense......................................................... 30
  Loans...................................................................... 31
  Cross-Border Outstandings.................................................. 32
  Provision for Credit Losses................................................ 32
  Allowance for Credit Losses................................................ 33
  Nonperforming Assets....................................................... 37
  Loans 90 Days or More Past Due and Still Accruing.......................... 37
  Quantitative and Qualitative Disclosure about Interest Rate Risk
   Management................................................................ 38
  Liquidity.................................................................. 41
  Regulatory Capital......................................................... 42
  Certain Business Risk Factors.............................................. 43

  Item 3. Market Risk........................................................ 47

  Item 4. Controls and Procedures............................................ 47

PART II
OTHER INFORMATION
  Item 1. Legal Proceedings.................................................. 48
  Item 4. Submission of Matters to a Vote of Security Holders................ 48
  Item 6. Exhibits and Reports on Form 8-K................................... 49
Signatures................................................................... 50
Certifications............................................................... 51



                         PART I. FINANCIAL INFORMATION
                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)

                                                              AS OF AND FOR THE THREE MONTHS ENDED
                                                          -------------------------------------------
                                                             MARCH 31,          MARCH 31,     PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                  2002               2003        CHANGE
--------------------------------------------------------  ------------       ------------     -------

RESULTS OF OPERATIONS:
  Net interest income(1)................................  $    380,973       $    391,404       2.74%
  Provision for credit losses...........................        55,000             30,000     (45.45)
  Noninterest income....................................       159,749            185,776      16.29
  Noninterest expense...................................       311,661            342,605       9.93
                                                          ------------       ------------
  Income before income taxes(1).........................       174,061            204,575      17.53
  Taxable-equivalent adjustment.........................           533                624      17.07
  Income tax expense....................................        58,751             68,434      16.48
                                                          ------------       ------------
  Net income............................................  $    114,777       $    135,517      18.07%
                                                          ============       ============
PER COMMON SHARE:
  Net income--basic.....................................  $       0.73       $       0.90      23.29%
  Net income--diluted...................................          0.73               0.89      21.92
  Dividends(2)..........................................          0.25               0.28      12.00
  Book value (end of period)............................         22.81              25.35      11.14
  Common shares outstanding (end of period).............   156,336,338        150,217,620      (3.91)
  Weighted average common shares outstanding--basic.....   156,228,149        150,616,367      (3.59)
  Weighted average common shares outstanding--diluted...   157,810,613        152,012,570      (3.67)
BALANCE SHEET (END OF PERIOD):
  Total assets..........................................  $ 36,221,931       $ 40,387,343      11.50%
  Total loans...........................................    25,098,097         26,536,272       5.73
  Nonaccrual loans......................................       452,428            386,583     (14.55)
  Nonperforming assets..................................       452,761            386,972     (14.53)
  Total deposits........................................    28,758,849         33,252,751      15.63
  Medium and long-term debt.............................       399,673            418,388       4.68
  Trust preferred securities............................       361,903            363,050       0.32
  Shareholders' equity..................................     3,566,502          3,808,025       6.77
BALANCE SHEET (PERIOD AVERAGE):
  Total assets..........................................  $ 35,083,527       $ 38,348,203       9.31%
  Total loans...........................................    25,127,757         26,723,057       6.35
  Earning assets........................................    31,976,493         34,826,771       8.91
  Total deposits........................................    27,568,947         31,078,388      12.73
  Shareholders' equity..................................     3,624,767          3,874,293       6.88
FINANCIAL RATIOS:
  Return on average assets(3)...........................          1.33%              1.43%
  Return on average shareholders' equity(3).............         12.84              14.19
  Efficiency ratio(4)...................................         57.61              59.35
  Net interest margin(1)................................          4.80               4.53
  Dividend payout ratio.................................         34.25              31.11
  Tangible equity ratio.................................          9.64               9.00
  Tier 1 risk-based capital ratio.......................         11.63              11.33
  Total risk-based capital ratio........................         13.50              13.08
  Leverage ratio........................................         10.65               9.80
  Allowance for credit losses to total loans............          2.51               2.21
  Allowance for credit losses to nonaccrual loans.......        139.11             151.64
  Net loans charged off to average total loans(3).......          0.97               0.80
  Nonperforming assets to total loans, distressed loans
  held for sale, and foreclosed assets..................          1.80               1.46
  Nonperforming assets to total assets..................          1.25               0.96

-----------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.

(3)  Annualized.

(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent basis) and noninterest income. Foreclosed asset expense was $0.1 million in the first three months of 2002 and 2003, respectively.

ITEM 1. FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                  FOR THE THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                 -------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                         2002         2003
-------------------------------------------------------------------------------- ------------  -----------
INTEREST INCOME
  Loans.........................................................................   $  375,798   $  362,975
  Securities....................................................................       81,336       79,863
  Interest bearing deposits in banks............................................          496          962
  Federal funds sold and securities purchased under resale agreements...........        4,059        1,677
  Trading account assets........................................................          691          927
                                                                                 ------------  -----------
  Total interest income.........................................................      462,380      446,404
                                                                                 ------------  -----------
INTEREST EXPENSE
  Domestic deposits.............................................................       59,935       41,571
  Foreign deposits..............................................................        6,264        3,206
  Federal funds purchased and securities sold under repurchase agreements.......        1,949        1,327
  Commercial paper..............................................................        3,974        2,728
  Medium and long-term debt.....................................................        2,412        1,866
  UnionBanCal Corporation--obligated mandatorily redeemable preferred securities
   of subsidiary grantor trust..................................................        3,963        3,671
  Other borrowed funds..........................................................        3,443        1,255
                                                                                 ------------  -----------
  Total interest expense........................................................       81,940       55,624
                                                                                 ------------  -----------
NET INTEREST INCOME.............................................................      380,440      390,780
  Provision for credit losses...................................................       55,000       30,000
                                                                                 ------------  -----------
  Net interest income after provision for credit losses.........................      325,440      360,780
                                                                                 ------------  -----------
NONINTEREST INCOME
  Service charges on deposit accounts...........................................       66,143       72,287
  Trust and investment management fees..........................................       36,725       32,675
  International commissions and fees............................................       18,223       19,613
  Insurance commissions.........................................................        7,153       13,005
  Card processing fees, net.....................................................        8,545        9,687
  Brokerage commissions and fees................................................        9,632        8,866
  Foreign exchange trading gains, net...........................................        6,447        6,934
  Merchant banking fees.........................................................        6,945        6,018
  Securities losses, net........................................................       (2,566)        (522)
  Other.........................................................................        2,502       17,213
                                                                                 ------------  -----------
  Total noninterest income......................................................      159,749      185,776
                                                                                 ------------  -----------
NONINTEREST EXPENSE
  Salaries and employee benefits................................................      178,876      198,107
  Net occupancy.................................................................       23,381       27,636
  Equipment.....................................................................       16,340       16,671
  Communications................................................................       13,941       13,844
  Professional services.........................................................        9,503       12,014
  Data processing...............................................................        8,991        8,484
  Foreclosed asset expense......................................................          125           51
  Other.........................................................................       60,504       65,798
                                                                                 ------------  -----------
  Total noninterest expense.....................................................      311,661      342,605
                                                                                 ------------  -----------
  Income before income taxes....................................................      173,528      203,951
  Income tax expense............................................................       58,751       68,434
                                                                                 ------------  -----------
NET INCOME......................................................................   $  114,777   $  135,517
                                                                                 ============  ===========
NET INCOME PER COMMON SHARE--BASIC..............................................   $     0.73   $     0.90
                                                                                 ============  ===========
NET INCOME PER COMMON SHARE--DILUTED............................................   $     0.73   $     0.89
                                                                                 ============  ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC...............................      156,228      150,616
                                                                                 ============  ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED.............................      157,811      152,013
                                                                                 ============  ===========


     See accompanying notes to condensed consolidated financial statements.



                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         (UNAUDITED)                          (UNAUDITED)
                                                                           MARCH 31,       DECEMBER 31,         MARCH 31,
(DOLLARS IN THOUSANDS)                                                       2002               2002               2003
------------------------------------------------------------------------ -----------       ------------       ------------
ASSETS
Cash and due from banks.................................................. $1,787,942         $2,823,573         $2,480,626
Interest bearing deposits in banks.......................................    110,147            278,849            226,893
Federal funds sold and securities purchased under resale agreements......  2,109,600          1,339,700          1,736,800
                                                                         -----------       ------------       ------------
  Total cash and cash equivalents........................................  4,007,689          4,442,122          4,444,319
Trading account assets...................................................    221,179            276,021            305,102
Securities available for sale:
  Securities pledged as collateral.......................................    120,560            157,823            117,092
  Held in portfolio......................................................  5,289,210          7,180,677          7,014,363
Loans (net of allowance for credit losses: March 31, 2002, $629,367;
  December 31, 2002, $609,190; March 31, 2003, $586,197)................. 24,468,730         25,828,893         25,950,075
Due from customers on acceptances........................................    136,303             62,469            128,401
Premises and equipment, net..............................................    489,915            504,666            504,451
Intangible assets........................................................     15,292             38,518             37,541
Goodwill.................................................................     68,623            150,542            150,846
Other assets.............................................................  1,404,430          1,528,042          1,735,153
                                                                         -----------       ------------       ------------
  Total assets...........................................................$36,221,931        $40,169,773        $40,387,343
                                                                         ===========       ============       ============


LIABILITIES
Domestic deposits:
  Noninterest bearing....................................................$11,878,768        $15,537,906        $15,727,203
  Interest bearing....................................................... 14,540,336         15,258,479         15,944,421
Foreign deposits:
  Noninterest bearing....................................................    404,378            583,836            434,258
  Interest bearing.......................................................  1,935,367          1,460,594          1,146,869
                                                                         -----------       ------------       ------------
  Total deposits......................................................... 28,758,849         32,840,815         33,252,751
Federal funds purchased and securities sold under repurchase agreements..    369,565            334,379            282,135
Commercial paper.........................................................    900,851          1,038,982            852,494
Other borrowed funds.....................................................    900,360            267,047            139,821
Acceptances outstanding..................................................    136,303             62,469            128,401
Other liabilities........................................................    827,925          1,083,836          1,142,278
Medium and long-term debt................................................    399,673            418,360            418,388
UnionBanCal Corporation--obligated mandatorily redeemable preferred
  securities of subsidiary grantor trust.................................    361,903            365,696            363,050
                                                                         -----------       ------------       ------------
  Total liabilities...................................................... 32,655,429         36,411,584         36,579,318
                                                                         -----------       ------------       ------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock:
  Authorized 5,000,000 shares, no shares issued or outstanding as of
  March 31, 2002, December 31, 2002, and March 31, 2003..................         --                 --                 --
Common stock--no stated value:
  Authorized 300,000,000 shares, issued 156,336,338 shares as of March 31,
  2002, 150,702,363 shares as of December 31, 2002, and 150,217,620 shares
  as of March 31, 2003...................................................  1,172,479            926,460            905,668
Retained earnings........................................................  2,307,150          2,591,635          2,685,019
Accumulated other comprehensive income...................................     86,873            240,094            217,338
                                                                         -----------       ------------       ------------
  Total shareholders' equity.............................................  3,566,502          3,758,189          3,808,025
                                                                         -----------       ------------       ------------
  Total liabilities and shareholders' equity.............................$36,221,931        $40,169,773        $40,387,343
                                                                         ===========       ============       ============


     See accompanying notes to condensed consolidated financial statements.



                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                          -----------------------------------------------------
(DOLLARS IN THOUSANDS)                                                              2002                          2003
------------------------------------------------------------------------- -----------------------       -----------------------
COMMON STOCK
  Balance, beginning of period........................................... $1,181,925                      $926,460
  Dividend reinvestment plan.............................................         38                            10
  Deferred compensation--restricted stock................................         (3)                           --
  Stock options exercised................................................     25,345                         5,691
  Common stock repurchased(1)............................................    (34,826)                      (26,493)
                                                                          ----------                    ----------
  Balance, end of period................................................. $1,172,479                      $905,668
                                                                          ----------                    ----------
RETAINED EARNINGS
  Balance, beginning of period........................................... $2,231,384                    $2,591,635
  Net income.............................................................    114,777     $114,777          135,517    $135,517
  Dividends on common stock(2)...........................................    (39,048)                      (42,189)
  Deferred compensation--restricted stock................................         37                            56
                                                                          ----------                    ----------
  Balance, end of period................................................. $2,307,150                    $2,685,019
                                                                          ----------                    ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance, beginning of period...........................................   $132,933                      $240,094
  Unrealized net gains on cash flow hedges, net of tax expense of $578
    and $129 in the first three months of 2002 and 2003, respectively....                     933                          208
  Less: reclassification adjustment for net gains on cash flow hedges included in net income, net of tax expense of $11,177 and $4,699 in
    the first three months of 2002 and 2003, respectively................                 (18,044)                      (7,587)
                                                                                         --------                     --------
  Net reduction in unrealized gains on cash flow hedges..................                 (17,111)                      (7,379)
  Unrealized holding losses arising during the period on securities available for sale, net of tax benefit of $18,094 and $9,331 in the
    first three months of 2002 and 2003, respectively....................                 (30,519)                     (15,063)
  Less: reclassification adjustment for losses on securities available for sale included in net income, net of tax benefit of $981 and $200
    in the first three months of 2002 and 2003, respectively.............                   1,585                          322
                                                                                         --------                     --------
  Net unrealized losses on securities available for sale.................                 (28,934)                     (14,741)
  Foreign currency translation adjustment, net of tax benefit of $9 and
    $394 in the first three months of 2002 and 2003, respectively........                     (15)                        (636)
                                                                                         --------                     --------
  Other comprehensive loss...............................................    (46,060)     (46,060)         (22,756)    (22,756)
                                                                          ----------     --------       ----------    --------
  Total comprehensive income.............................................                 $68,717                     $112,761
                                                                                         ========                     ========
  Balance, end of period.................................................    $86,873                      $217,338
                                                                          ----------                    ----------
  TOTAL SHAREHOLDERS' EQUITY............................................. $3,566,502                    $3,808,025
                                                                          ==========                    ==========
-----------

(1)       Common stock repurchased includes commission costs.

(2) Dividends per share were $0.25 and $0.28 for the first three months of 2002 and 2003, respectively. Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

     See accompanying notes to condensed consolidated financial statements.



                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                    --------------------------
(DOLLARS IN THOUSANDS)                                                                 2002            2003
--------------------------------------------------------------------------------    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................    $  114,777      $  135,517
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
  Provision for credit losses...................................................        55,000          30,000
  Depreciation, amortization and accretion......................................        19,637          26,728
  Provision for deferred income taxes...........................................        28,674          25,520
  Loss on securities available for sale.........................................         2,566             522
  Net increase in prepaid expenses..............................................       (90,796)        (90,504)
  Net (increase) decrease in fees and other charges receivable..................        31,026         (60,338)
  Net (increase) decrease in trading account assets.............................         8,518         (29,081)
  Other, net....................................................................      (366,869)        (30,036)
                                                                                    ----------      ----------
  Total adjustments.............................................................      (312,244)       (127,189)
                                                                                    ----------      ----------
  Net cash provided by (used in) operating activities...........................      (197,467)          8,328
                                                                                    ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale..........................         1,106           2,600
  Proceeds from matured and called securities available for sale................       346,379         629,435
  Purchases of securities available for sale....................................       (11,657)       (452,657)
  Net increase in loans.........................................................      (158,071)       (145,671)
  Other, net....................................................................       (10,074)        (20,765)
                                                                                    ----------      ----------
  Net cash provided by investing activities.....................................       167,683          12,942
                                                                                    ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits......................................................       202,650         411,936
  Net decrease in federal funds purchased and securities sold under repurchase
    agreements..................................................................       (49,249)        (52,244)
  Net increase (decrease) in commercial paper and other borrowed funds..........       270,151        (313,714)
  Common stock repurchased......................................................       (34,826)        (26,493)
  Payments of cash dividends....................................................       (39,143)        (42,438)
  Other, net....................................................................        23,359           5,065
                                                                                    ----------      ----------
  Net cash provided by (used in) financing activities...........................       372,942         (17,888)
                                                                                    ----------      ----------
Net increase in cash and cash equivalents.......................................       343,158           3,382
Cash and cash equivalents at beginning of period................................     3,664,954       4,442,122
Effect of exchange rate changes on cash and cash equivalents....................          (423)         (1,185)
                                                                                    ----------      ----------
Cash and cash equivalents at end of period......................................    $4,007,689      $4,444,319
                                                                                    ==========      ==========

CASH PAID DURING THE PERIOD FOR:
  Interest......................................................................    $   79,347      $   50,419
  Income taxes..................................................................           193           9,905
  Loans transferred to foreclosed assets (OREO) and/or distressed loans held
    for sale....................................................................    $      116      $       --


     See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2002. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

     UnionBanCal Corporation is a commercial bank holding company and has, as its major subsidiary, a banking subsidiary, Union Bank of California, N.A. (the
Bank). The Company provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, but also nationally and internationally.

     Since November 1999 through March 31, 2003, the Company has announced stock repurchase plans totaling $400 million. The Company repurchased $86 million and $27 million in 2002 and the first quarter of 2003, respectively, as part of these repurchase plans. As of March 31, 2003, $33 million of the Company's common stock is authorized for repurchase. In addition, on August 27, 2002, the Company announced that it purchased $300 million of its common stock from its majority owner, The Bank of Tokyo-Mitsubishi, Ltd. (BTM), which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group, Inc. At March 31, 2003, BTM owned approximately 65 percent of the Company's outstanding common stock.

     Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

     STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements under this Statement are effective for financial statements issued after December 15, 2002.

     As allowed under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, the Company has chosen to continue to recognize compensation expense using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion (APB)

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF OPERATIONS (CONTINUED)

No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price of the Company's stock at the date of grant exceeds the stock option exercise price.

     At March 31, 2003, the Company has two stock-based employee compensation plans. For further discussion concerning our stock-based employee compensation plans see Note 14--"Management Stock Plan" of the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2002. Only restricted stock awards have been reflected in compensation expense, while all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.



                                                                                           QUARTER ENDED
                                                                                             MARCH 31,
                                                                                      ---------------------
(DOLLARS IN THOUSANDS)                                                                   2002        2003
-------------------------------------------------------------------------------       --------     --------
AS REPORTED NET INCOME.........................................................       $114,777     $135,517
Stock option-based employee compensation expense (determined under fair
  value based method for all awards, net of taxes).............................         (4,178)      (5,956)
                                                                                      --------     --------
Pro forma net income, after stock option-based employee compensation expense...       $110,599     $129,561
                                                                                      ========     ========
EARNINGS PER SHARE--BASIC
As reported....................................................................       $   0.73     $   0.90
Pro forma......................................................................       $   0.71     $   0.86
EARNINGS PER SHARE--DILUTED
As reported....................................................................       $   0.73     $   0.89
Pro forma......................................................................       $   0.70     $   0.85


     Compensation cost associated with the Company's unvested restricted stock issued under the management stock plan is measured based on the market price of the stock at the grant date and is expensed over the vesting period. Compensation expense related to restricted stock awards for the first quarters of 2002 and 2003 was not significant.

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     ACCOUNTING  FOR  GUARANTORS AND  DISCLOSURE  REQUIREMENTS  FOR  GUARANTEES,
       INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FIN 34, which is superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees and requires that guarantors recognize a liability for the fair value of guarantees at inception. The disclosure requirements of FIN 45 are effective for financial statements periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applied on a prospective basis to guarantees issued or modified after December 31, 2002. A complete

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

description of significant guarantees that have been entered into by the Company may be found in "Note 7--Guarantees." Adopting the measurement provisions of FIN 45 did not have a material impact in the first quarter of 2003 and management believes that it will not have a material impact on the Company's future financial position or results of operations.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. New disclosure requirements are also prescribed by FIN 46. FIN 46 became effective upon its issuance. As of March 31, 2003, the Company does not believe it has any VIE's for which this interpretation would be applicable.

NOTE 3--EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2002 and 2003.



                                                                 THREE MONTHS ENDED MARCH 31,
                                                         -------------------------------------------------
                                                                  2002                       2003
                                                         ----------------------      ---------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)              BASIC        DILUTED        BASIC       DILUTED
------------------------------------------------------   --------      --------      --------     --------
Net Income............................................   $114,777      $114,777      $135,517     $135,517
                                                         ========      ========      ========     ========
Weighted average common shares outstanding............    156,228       156,228       150,616      150,616
Additional shares due to:
  Assumed conversion of dilutive stock options........         --         1,583            --        1,397
                                                         --------      --------      --------     --------
Adjusted weighted average common shares outstanding...    156,228       157,811       150,616      152,013
                                                         ========      ========      ========     ========
Net income per share..................................   $   0.73      $   0.73      $   0.90     $   0.89
                                                         ========      ========      ========     ========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 4--ACCUMULATED OTHER COMPREHENSIVE INCOME

     The following table presents a summary of the components of accumulated other comprehensive income.



                                                             NET UNREALIZED GAINS
                                 NET UNREALIZED GAINS            ON SECURITIES              FOREIGN CURRENCY
                                 ON CASH FLOW HEDGES          AVAILABLE FOR SALE         TRANSLATION ADJUSTMENT
                                 ---------------------       ---------------------      -----------------------
                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                 ------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)             2002         2003            2002        2003          2002           2003
------------------------------   -------      --------        -------     --------      --------       --------
Beginning balance.............   $62,840      $104,368        $83,271     $147,450      $(12,205)      $(10,649)
Change during the period......   (17,111)       (7,379)       (28,934)     (14,741)          (15)          (636)
                                 -------      --------        -------     --------      --------       --------
Ending balance................   $45,729      $ 96,989        $54,337     $132,709      $(12,220)      $(11,285)
                                 =======      ========        =======     ========      ========       ========


                                                                   MINIMUM PENSION          ACCUMULATED OTHER
                                                                 LIABILITY ADJUSTMENT      COMPREHENSIVE INCOME
                                                                 --------------------      --------------------
                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------------------------
(DOLLARS IN THOUSANDS)                                             2002        2003          2002        2003
-----------------------------------------------------------      ------      -------       --------    --------
Beginning balance..........................................      $ (973)     $(1,075)      $132,933    $240,094
Change during the period...................................          --           --        (46,060)    (22,756)
                                                                 ------      -------       --------    --------
Ending balance.............................................      $ (973)     $(1,075)       $86,873    $217,338
                                                                 ======      =======       ========    ========


NOTE 5--BUSINESS SEGMENTS

     The Company is organized based on the products and services that it offers and operates in four principal areas:

     o The Community Banking and Investment Services Group offers a range of banking services, primarily to individuals and small businesses, delivered generally through a tri-state network of branches and ATM's. These services include commercial loans, mortgages, home equity lines of credit, consumer loans, cash management and deposit services, as well as fiduciary, private banking, investment and asset management services for individuals and institutions, and risk management and insurance products for businesses and individuals.

     o The Commercial Financial Services Group provides credit and cash management and deposit services to large corporate and middle market companies. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, cash management services and selected capital markets products.

     o The International Banking Group provides correspondent banking and trade-finance products and services to financial institutions, and extends primarily short-term credit to corporations engaged in international business. The group's revenue predominately relates to foreign customers.

     o The Global Markets Group manages the Company's wholesale funding needs, securities portfolio, and interest rate and liquidity risks. The group also offers a broad range of risk management and

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 5--BUSINESS SEGMENTS (CONTINUED)

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

     "Other" includes the following items:

     o corporate activities that are not directly attributable to one of the four major business units. Included in this category are certain other nonrecurring items such as merger and integration expense, certain parent company non-bank subsidiaries, and the elimination of the fully taxable-equivalent basis amount;

     o the adjustment between the credit expense under RAROC and the provision for credit losses under US GAAP and earnings associated with unallocated equity capital;

     o the Pacific Rim Corporate Group, with assets at March 31, 2003 of $337.6 million, which offers a range of credit, deposit, and investment management products and services to companies in the US, which are affiliated with companies headquartered in Japan; and

     o    the residual costs of support groups.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 5--BUSINESS SEGMENTS (CONTINUED)

     The business units' results for the prior periods have been restated to reflect transfer pricing changes and any reorganization changes that may have occurred.


                                                         COMMUNITY BANKING
                                                          AND INVESTMENT          COMMERCIAL FINANCIAL        INTERNATIONAL
                                                          SERVICES GROUP             SERVICES GROUP           BANKING GROUP
                                                      ----------------------     ----------------------    -------------------
                                                                    AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                                      ------------------------------------------------------------------------
                                                        2002          2003         2002          2003       2002        2003
---------------------------------------------------   --------      --------     --------      --------    -------     -------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Net interest income................................   $182,999      $214,043     $156,195      $184,067    $ 9,505     $10,220
Noninterest income.................................     93,065       106,281       45,704        53,894     16,088      15,483
                                                      --------      --------     --------      --------    -------     -------
Total revenue......................................    276,064       320,324      201,899       237,961     25,593      25,703
Noninterest expense................................    180,492       205,232       83,907        89,498     15,143      14,924
Credit expense (income)............................      9,029         7,740       46,985        49,496        495         505
                                                      --------      --------     --------      --------    -------     -------
Income before income tax expense (benefit).........     86,543       107,352       71,007        98,967      9,955      10,274
Income tax expense (benefit).......................     33,103        41,063       23,057        31,845      3,808       3,930
                                                      --------      --------     --------      --------    -------     -------
Net income (loss)..................................   $ 53,440      $ 66,289     $ 47,950      $ 67,122    $ 6,147     $ 6,344
                                                      --------      --------     --------      --------    -------     -------
TOTAL ASSETS (dollars in millions):................   $ 10,641      $ 12,300     $ 15,550      $ 15,318    $ 1,388     $ 2,146
                                                      ========      ========     ========      ========    =======     =======


                                                            GLOBAL                                           UNIONBANCAL
                                                        MARKETS GROUP                 OTHER                  CORPORATION
                                                    ----------------------      -------------------      ---------------------
                                                                AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                                    --------------------------------------------------------------------------
                                                      2002          2003         2002         2003         2002         2003
--------------------------------------------------- -------      --------       -------     -------      --------     --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Net interest income................................ $12,705      $(33,618)      $19,036     $16,068      $380,440     $390,780
Noninterest income.................................   1,518         1,526         3,374       8,592       159,749      185,776
                                                    -------      --------       -------     -------      --------     --------
Total revenue......................................  14,223       (32,092)       22,410      24,660       540,189      576,556
Noninterest expense................................   3,914         4,113        28,205      28,838       311,661      342,605
Credit expense (income)............................      50            50        (1,559)    (27,791)       55,000       30,000
                                                    -------      --------       -------     -------      --------     --------
Income (loss) before income tax expense (benefit)..  10,259       (36,255)       (4,236)     23,613       173,528      203,951
Income tax expense (benefit).......................   3,924       (13,868)       (5,141)      5,464        58,751       68,434
                                                    -------      --------       -------     -------      --------     --------
Net income (loss).................................. $ 6,335      $(22,387)      $   905     $18,149      $114,777     $135,517
                                                    -------      --------       -------     -------      --------     --------
TOTAL ASSETS (dollars in millions):................ $ 7,718      $  9,359       $   925     $ 1,264      $ 36,222     $ 40,387
                                                    =======      ========       =======     =======      ========     ========


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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

     CASH FLOW HEDGES

     HEDGING STRATEGIES FOR VARIABLE RATE LOANS AND CERTIFICATES OF DEPOSIT

     The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, e.g., US dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument is identical. Cash flow hedging strategies include the utilization of purchased floor, cap, corridor options and interest rate swaps. The maximum length of time over which the Company is hedging these exposures is 6.5 years.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In the first quarter of 2003, the Company recognized a net gain of $0.1 million due to ineffectiveness, which is recognized in noninterest expense, compared to a net loss of $0.1 million in the first quarter of 2002.

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

     Fair value hedging transactions are structured at inception so that the notional amounts of the swap match an associated principal amount of the Trust Preferred Securities. The interest payment dates, the expiration date, and the embedded call option of the swap match those of the Trust Preferred Securities. The ineffectiveness on the fair value hedges in the first quarter of 2003 was a net gain of $0.1 million, compared to a net loss of $0.1 million in the first quarter of 2002.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 7--GUARANTEES

     Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transaction. The majority of these types of commitments have terms of one year or less. Collateral may be obtained based on management's credit assessment of the customer. As of March 31, 2003, the Company's maximum exposure to loss for standby and commercial letters of credit is $2.8 billion and $282.4 million, respectively.

     The Company has contingent consideration agreements that guarantee additional payments to acquired insurance agencies' shareholders based on the agencies future performance in excess of established revenue and/or earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. If the insurance agencies' future performance exceeds these thresholds during a three-year period, the Company will be liable to make payments to former shareholders. As of March 31, 2003, the Company has a maximum exposure of $12.9 million for these agreements, which expire December 2005.

     The Company is fund manager for limited liability corporations issuing low-income housing investments. Low-income housing investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these investments, the Company guarantees the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits, and operating deficit thresholds over a ten-year average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability corporations issuing the investments that reduce the Company's ultimate exposure to loss. As of March 31, 2003, the Company's maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $77.0 million. The Company maintains a liability of $2.6 million for these guarantees.

     The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantee of trust preferred securities, commercial paper obligations and leveraged lease transactions. Guarantees issued by the Bank for an affiliate's commercial paper program are done in order to facilitate their sale. As of March 31, 2003, the Bank had a maximum exposure to loss under these guarantees of $852.5 million, which have an average term of less than one year. The Bank's guarantee is fully collateralized by a pledged deposit. UnionBanCal Corporation guarantees its subsidiaries' leveraged lease transactions, which have terms ranging from 15 to 30 years. Following the original funding of the leveraged lease transactions, UnionBanCal Corporation has no material obligation to be satisfied. As of March 31, 2003, UnionBanCal Corporation had a maximum exposure to loss of $33.0 million for these agreements.

NOTE 8--SUBSEQUENT EVENTS

     On April 1, 2003, the Company completed its acquisition of Tanner Insurance Brokers, Inc, a regional insurance broker based in Pleasanton, California.

     On April 7, 2003, the Company signed a definitive agreement to acquire Monterey Bay Bank, a community bank with $610 million in assets and 8 branches. The Company will pay a consideration of

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 8--SUBSEQUENT EVENTS (CONTINUED)

approximately $96.5 million, comprising approximately equal parts cash and common stock. The acquisition is expected to close in the third quarter of 2003.

     On April 23, 2003, the Board of Directors declared a quarterly cash dividend of $0.31 per share of common stock. The dividend will be paid on July 3, 2003 to shareholders of record as of June 6, 2003.

     On April 23, 2003, the Board of Directors authorized the repurchase of an additional $100 million of the Company's common stock.

     On April 23, 2003, the shareholders of the Company's common stock approved a proposal to change UnionBanCal Corporation's state of incorporation from California to Delaware. Subject to regulatory approvals, the reincorporation is expected to be completed by the end of the third quarter of 2003.

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

     THERE ARE NUMEROUS RISKS AND UNCERTAINTIES THAT COULD AND WILL CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN OUR FORWARD-LOOKING STATEMENTS. MANY OF THESE FACTORS ARE BEYOND OUR ABILITY TO CONTROL OR PREDICT AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS OR PROSPECTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: ADVERSE ECONOMIC CONDITIONS IN CALIFORNIA, GLOBAL POLITICAL AND GENERAL ECONOMIC CONDITIONS RELATED TO THE TERRORIST ATTACKS ON SEPTEMBER 11, 2001, AND THEIR AFTERMATH, THE WAR IN IRAQ, ADVERSE ECONOMIC CONDITIONS AFFECTING CERTAIN INDUSTRIES, INCLUDING POWER COMPANIES AND THE AIRLINE INDUSTRY, FLUCTUATIONS IN INTEREST RATES, THE CONTROLLING INTEREST IN US OF THE BANK OF TOKYO-MITSUBISHI, LTD. (BTM), WHICH IS A WHOLLY-OWNED SUBSIDIARY OF MITSUBISHI TOKYO FINANCIAL GROUP, INC., COMPETITION IN THE BANKING INDUSTRY, RESTRICTIONS ON DIVIDENDS, ADVERSE EFFECTS OF CURRENT AND FUTURE BANKING RULES, REGULATIONS AND LEGISLATION, AND RISKS ASSOCIATED WITH VARIOUS STRATEGIES WE MAY PURSUE, INCLUDING POTENTIAL ACQUISITIONS, DIVESTITURES AND RESTRUCTURINGS. SEE ALSO THE SECTION ENTITLED "CERTAIN BUSINESS RISK FACTORS" LOCATED NEAR THE END OF THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION."

     ALL REPORTS THAT WE FILE ELECTRONICALLY WITH THE SEC, INCLUDING THE ANNUAL REPORT ON FORM 10-K, QUARTERLY REPORTS ON FORM 10-Q, AND CURRENT REPORTS ON FORM 8-K, AS WELL AS ANY AMENDMENTS TO THOSE REPORTS, ARE ACCESSIBLE AT NO COST ON OUR INTERNET WEBSITE AT WWW.UBOC.COM. THESE FILINGS ARE ALSO ACCESSIBLE ON THE SEC'S WEBSITE AT WWW.SEC.GOV.

INTRODUCTION

     We are a California-based, commercial bank holding company incorporated in California, with consolidated assets of $40.4 billion at March 31, 2003. At March 31, 2003, Union Bank of California, N.A. (the Bank) was the fourth largest commercial bank in California, based on total assets and total deposits in California.

     UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A., were created on April 1, 1996, by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control, similar to a pooling of interests.

     Since November 1999 through March 31, 2003, we have announced stock repurchase plans totaling $400 million. We repurchased $86 million and $27 million in 2002 and the first quarter of 2003, respectively, as part of these repurchase plans. As of March 31, 2003, $33 million of our common stock is authorized for repurchase. In addition, on August 27, 2002, we announced that we purchased $300 million of our common stock from our majority owner, BTM. At March 31, 2003, BTM owned approximately 65 percent of our outstanding common stock.

SUMMARY

     Net income was $135.5 million, or $0.89 per diluted common share, in the first quarter of 2003, compared with $114.8 million, or $0.73 per diluted common share, in the first quarter of 2002. This increase in diluted earnings per share of $0.16, or 22 percent, above the first quarter of 2002 was due to a $26.0 million, or 16 percent, increase in noninterest income, a $25.0 million, or 46 percent, decrease in provision for credit losses, and a $10.4 million, or 3 percent, increase in net interest income (on a taxable-equivalent basis), partly offset by a $30.9 million, or 10 percent, increase in noninterest expense. Other highlights of the first quarter of 2003 include:

     o Net interest income, on a taxable-equivalent basis, was $391.4 million in the first quarter of 2003, an increase of $10.4 million, or 3 percent, over the first quarter of 2002. Net interest margin in the first quarter of 2003 was 4.53 percent, a decrease of 27 basis points from the first quarter of 2002.

     o A provision for credit losses of $30.0 million was recorded in the first quarter of 2003 compared with $55.0 million in the first quarter of 2002. This resulted from management's regular assessment of overall credit quality, loan portfolio composition, and business and economic conditions in relation to the level of the allowance for credit losses. The allowance for credit losses was $586.2 million, or 152 percent of total nonaccrual loans, at March 31, 2003, compared with $629.4 million, or 139 percent of total nonaccrual loans, at March 31, 2002.

     o Noninterest income was $185.8 million in the first quarter of 2003, an increase of $26.0 million, or 16 percent, from the first quarter of 2002. This increase included a $6.1 million increase in service charges on deposit accounts, a decline in private capital securities losses, net of $6.8 million, a $5.9 million increase in insurance commissions mostly associated with our acquisition of John Burnham & Company, and lower residual value writedowns on auto leases of $5.7 million, partly offset by a $4.1 million decrease in trust and investment management fees.

     o Noninterest expense was $342.6 million in the first quarter of 2003, an increase of $30.9 million, or 10 percent, over the first quarter of 2002. Salaries and employee benefits increased by $19.2 million, or 11 percent, primarily attributable to higher salaries of $9.4 million and higher employee benefits of $8.6 million.

     o Income tax expense in the first quarter of 2003 was $68.4 million, a 34 percent effective income tax rate. For the first quarter of 2002, the effective income tax rate was also 34 percent.

     o Return on average assets increased to 1.43 percent in the first quarter of 2003 compared to 1.33 percent in the first quarter of 2002. Our return on average shareholders' equity increased to 14.19 percent in the first quarter of 2003 compared to 12.84 percent in the first quarter of 2002.

     o Total loans at March 31, 2003 were $26.5 billion, an increase of $1.4 billion, or 6 percent, from March 31, 2002 mainly due to a $1.3 billion increase in our residential mortgage portfolio.

     o Nonperforming assets were $387.0 million at March 31, 2003, a decrease of $65.8 million, or 15 percent, from March 31, 2002. Nonperforming assets, as a percentage of total assets, decreased to 0.96 percent at March 31, 2003, compared with 1.25 percent at March 31, 2002. Total nonaccrual loans were $386.6 million at March 31, 2003, compared with $452.4 million at March 31, 2002, contributing to a decrease in the ratio of nonaccrual loans to total loans of 1.46 percent at March 31, 2003 from 1.80 percent at March 31, 2002.

     o    Our Tier 1 and total risk-based  capital ratios were 11.33 percent and
          13.08 percent, respectively, at March 31, 2003, compared with 11.63 percent and 13.50 percent, respectively, at March 31, 2002. Our leverage ratio was 9.80 percent at March 31, 2003 compared with 10.65 percent at March 31, 2002.

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

     The following table reflects the condensed income statements, selected average balance sheet items and selected financial ratios for each of our primary business units. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Also, the tables have been expanded to include performance center earnings. A performance center is a special unit of the Bank whose income generating activities, unlike typical profit centers, are based on other business segment units' customer base. The revenues generated and expenses incurred for those transactions entered into to accommodate our customers are allocated to other business segments where the customer relationships reside. A performance center's purpose is to foster cross-selling with a total profitability view of the products and services it manages. For example, the Global Markets Trading and Sales unit, within the Global Markets Group, is a performance center that manages the foreign exchange, derivatives, and fixed income securities activities within the Global Markets organization. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

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

     We have restated the business units' results for the prior periods to reflect transfer pricing changes and any reorganization changes that may have occurred.


                                                        COMMUNITY BANKING
                                                         AND INVESTMENT          COMMERCIAL FINANCIAL          INTERNATIONAL
                                                         SERVICES GROUP             SERVICES GROUP             BANKING GROUP
                                                     ---------------------      ----------------------      ------------------
                                                                    AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                                     -------------------------------------------------------------------------
                                                       2002         2003          2002          2003         2002       2003
                                                     --------     --------      --------      --------     -------     -------
RESULTS OF OPERATIONS AFTER PERFORMANCE CENTER
  EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income..............................  $182,999     $214,043      $156,195      $184,067     $ 9,505     $10,220
  Noninterest income...............................    93,065      106,281        45,704        53,894      16,088      15,483
                                                     --------     --------      --------      --------     -------     -------
  Total revenue....................................   276,064      320,324       201,899       237,961      25,593      25,703
  Noninterest expense..............................   180,492      205,232        83,907        89,498      15,143      14,924
  Credit expense (income)..........................     9,029        7,740        46,985        49,496         495         505
                                                     --------     --------      --------      --------     -------     -------
  Income (loss) before income tax expense (benefit)    86,543      107,352        71,007        98,967       9,955      10,274
  Income tax expense (benefit).....................    33,103       41,063        23,057        31,845       3,808       3,930
                                                     --------     --------      --------      --------     -------     -------
  Net income (loss)................................  $ 53,440     $ 66,289      $ 47,950      $ 67,122     $ 6,147     $ 6,344
                                                     ========     ========      ========      ========     =======     =======
PERFORMANCE CENTER EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income..............................  $    222     $    186      $   (346)     $   (191)    $    --     $     4
  Noninterest income...............................   (10,874)      (8,706)       13,412        13,184         885         332
  Noninterest expense..............................    (8,050)      (7,047)        6,721         7,148         766         252
  Net income (loss)................................    (1,627)        (930)        3,961         3,653          73          52
  Total loans (dollars in millions)................        25           27           (45)          (47)         --          --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans(1)...................................  $  9,543     $ 11,130      $ 14,121      $ 13,516     $ 1,016     $ 1,525
  Total assets.....................................    10,417       12,198        15,754        15,414       1,310       1,923
  Total deposits(1)................................    14,791       17,166         7,906         9,969       1,558       1,518
FINANCIAL RATIOS:
  Risk adjusted return on capital(2)...............        38%          42%           12%           16%         38%         44%
  Return on average assets(2)......................      2.08         2.20          1.23          1.76        1.90        1.34
  Efficiency ratio(3)..............................      65.4         64.1          41.6          37.6        59.2        58.1



                                                              GLOBAL                                             UNIONBANCAL
                                                          MARKETS GROUP                  OTHER                   CORPORATION
                                                      ----------------------     ----------------------      --------------------
                                                                   AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                                      ---------------------------------------------------------------------------
                                                        2002          2003         2002           2003         2002         2003
                                                      -------      --------      -------        -------      --------     --------
RESULTS OF OPERATIONS AFTER PERFORMANCE CENTER
  EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income............................     $12,705      $(33,618)     $19,036        $16,068      $380,440     $390,780
  Noninterest income.............................       1,518         1,526        3,374          8,592       159,749      185,776
                                                      -------      --------      -------        -------      --------     --------
  Total revenue..................................      14,223       (32,092)      22,410         24,660       540,189      576,556
  Noninterest expense............................       3,914         4,113       28,205         28,838       311,661      342,605
  Credit expense (income)........................          50            50       (1,559)       (27,791)       55,000       30,000
                                                      -------      --------      -------        -------      --------     --------
  Income (loss) before income tax expense (benefit)    10,259       (36,255)      (4,236)        23,613       173,528      203,951
  Income tax expense (benefit)...................       3,924       (13,868)      (5,141)         5,464        58,751       68,434
                                                      -------      --------      -------        -------      --------     --------
  Net income (loss)..............................     $ 6,335      $(22,387)     $   905        $18,149      $114,777     $135,517
                                                      =======      ========      =======        =======      ========     ========
PERFORMANCE CENTER EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income............................     $    --      $   (102)     $   124        $   103      $     --     $     --
  Noninterest income.............................      (6,634)       (8,072)       3,211          3,262            --           --
  Noninterest expense............................      (1,015)       (1,628)       1,578          1,275            --           --
  Net income (loss)..............................      (3,470)       (4,042)       1,063          1,267            --           --
  Total loans (dollars in millions)..............          --            --           20             20            --           --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans(1).................................     $   100      $    214      $   348        $   338      $ 25,128     $ 26,723
  Total assets...................................       6,725         7,967          878            846        35,084       38,348
  Total deposits(1)..............................       2,416         1,207          898          1,218        27,569       31,078
FINANCIAL RATIOS:
  Risk adjusted return on capital(2).............           5%           (9)%         na             na            na           na
  Return on average assets(2)....................        0.38         (1.15)          na             na          1.33%        1.43%
  Efficiency ratio(3)............................        27.5         (12.8)          na             na          57.6         59.3

-----------

(1) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2)  Annualized.

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income and noninterest income. Foreclosed asset expense was $0.1 million in both the first quarters of 2002 and 2003.

na = not applicable


     COMMUNITY BANKING AND INVESTMENT SERVICES GROUP

     The Community Banking and Investment Services Group provides financial products including a set of credit, deposit, trust, risk management, and insurance products delivered through branches, relationship managers, private bankers, trust administrators, and insurance agents to individuals and small businesses.

     In the first quarter of 2003, net income increased $12.8 million, or 24 percent, compared to the first quarter of 2002. Total revenue increased $44.3 million, or 16 percent, compared to a year earlier. Increased asset and deposit volumes offset the effect of a lower interest rate environment leading to an increase of $31.0 million, or 17 percent, in net interest income over the prior year. Excluding auto lease residual writedowns of $6.0 million and $0.3 million, in the first quarter of 2002 and 2003, respectively, and the impact of performance center earnings, noninterest income was $5.3 million, or 4 percent, higher than the prior year primarily due to our acquisition of John Burnham & Company, in the fourth quarter of 2002, and higher deposit-related service fees. Noninterest expense increased $24.7 million, or 14 percent, in the first quarter of 2003 compared to the first quarter of 2002 with the majority of that increase being attributable to higher salaries and employee benefits mainly related to acquisitions, deposit gathering, small business growth and residential loan growth over the first quarter of 2002.

     In 2002, the Community Banking and Investment Services Group emphasized growth in the consumer asset portfolio, expanding wealth management services, extending the small business franchise, expanding the branch network, and expanding cross selling activities throughout the Bank. The strategy for growing the consumer asset portfolio primarily focused on mortgage and home equity products that may be originated through the branch network, as well as through channels such as wholesalers, correspondents, and whole loan purchases. As of March 31, 2003, residential loans have grown by $1.3 billion, or 25 percent, from the prior year. The Wealth Management division is focused on becoming a growing provider of banking and investment products for affluent individuals in geographic areas already served by us. We seek to provide quality service superior to that of our competitors and offer our customers an attractive product suite. Core elements of the initiative to extend our small business franchise include improving our sales force, increasing marketing activities, adding new locations, and developing online capabilities to complement physical distribution. Expansion of the distribution network will be achieved through acquisitions and de novo branching. During 2002, we completed our acquisitions of Valencia Bank and Trust, a commercial bank with $266 million in assets and five branches, and First Western Bank, a commercial bank with $224 million in assets and seven branches.

     The Community Banking and Investment Services Group is comprised of six major divisions: Community Banking, Wealth Management, Institutional Services and Asset Management, Consumer Asset Management, Government and Not-For-Profit Markets, and Insurance Services.

     COMMUNITY BANKING serves its customers through 261 full-service branches in California, 6 full-service branches in Oregon and Washington, and a network of 538 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our BANK@HOME product at www.uboc.com. In addition, the
                         ---------
division offers automated teller and point-of-sale merchant services.

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

     o HighMark Capital Management, Inc., a registered investment advisor, provides investment advisory services to institutional clients and its proprietary mutual funds, the affiliated HighMark Funds. It also provides advisory services to Union Bank of California, N.A. trust and agency clients, including corporations, pension funds and individuals. HighMark Capital Management, Inc. also provides mutual fund support services. HighMark Capital Management, Inc.'s strategy is to increase assets under management by broadening its client base and helping to expand the distribution of shares of its mutual fund clients.

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

     CERTAIN INDUSTRY DEVELOPMENTS

     Union Bank of California is a member of MasterCard International Incorporated ("MCI"), VISA U.S.A., Inc. and VISA International, Inc. (together, "Visa"), is an issuer of debit cards, primarily of the MCI "MasterMoney" card, and is an MCI and Visa merchant bank card services bank.

     In 1996, Wal-Mart Stores, Inc. and several other retailers sued MCI and Visa in cases now pending in federal court in New York, asserting that MCI and Visa's rules regarding uniform acceptance of all Visa and MasterCard credit and debit cards were an illegal tying arrangement.

     Prior to trial, MCI and Visa agreed to settle these cases. The settlements reportedly remain subject to court approval. Neither we nor Union Bank of California are a party to these suits, and neither will be directly liable for these settlements. However, MCI or Visa may seek to assess, or assert claims against, their members to fund the settlements. In addition, even if no direct claim is asserted against members, the implementation of the settlements could adversely affect their operations.

     In the year ended December 31, 2002, interchange income from our debit card operations was less than one percent of our gross revenues. While our 2003 debit card interchange income can be expected to be reduced somewhat if the settlements are approved and implemented in the current year, we cannot predict what effect the settlements will have on the competitive environment or our future earnings from debit card operations.

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

     The group competes with larger banks by attempting to provide service quality superior to that of its major competitors. The group's primary means of competing with community banks include its branch network and its technology to deliver banking services. The group also offers convenient banking hours to consumers through our drive-through banking locations and selected branches that are open seven days a week.

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

     In the first quarter of 2003, net income increased $19.2 million, or 40 percent, compared to the first quarter of 2002. Net interest income increased $27.9 million, or 18 percent, partially attributable to the impact of increasing deposit balances and a lower cost of funds resulting from the lower interest rate environment. Beginning in 2003, the transfer pricing credit for funds provides for a floor on analyzed DDA balances, which was triggered during the first quarter of 2003. Had such a floor existed in the first quarter of 2002, net interest income would have been higher by approximately $11 million. Excluding lower net losses in the private equity portfolio of $6.8 million in the first quarter of 2003, noninterest income increased $1.4 million, or 3 percent. This 3 percent increase was mainly attributable to higher deposit-related service fees. Noninterest expense increased $5.6 million, or 7 percent, compared to a year earlier due to higher expenses to support increased product sales and deposit volume. Credit expense increased $2.5 million mainly attributable to a refinement in the RAROC allocation of capital and expected losses.

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

     The group competes with a variety of other financial services companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, the group competes with investment banks, commercial finance companies, leasing companies, and insurance companies.

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

     In the first quarter of 2003, net income increased $0.2 million, or 3 percent, compared to the first quarter of 2002. Total revenue in the first quarter of 2003 increased $0.1 million, or less than 1 percent, compared to the first quarter of 2002. Net interest income increased $0.7 million, or 8 percent, from the first quarter of 2002, mainly due to higher loan volume. Noninterest income was $0.6 million, or 4 percent, lower than the first quarter of 2002, mainly attributable to lower merchant card activity in the current year, mostly offset by higher foreign remittance and collection commissions, reflecting a strategic focus on this business. Noninterest expense decreased $0.2 million, or 1 percent, compared to the first quarter of 2002, with the majority of that decrease attributable to merchant card activity. Credit expense was relatively unchanged from the first quarter of 2002. The International Banking Group's business revolves around short-term trade financing, mostly to banks, which we believe tends to result in service-related income, as well as, significantly lower credit risk when compared to other lending activities.

     The group has a long history of providing correspondent banking and trade-related products and services to international financial institutions. We believe the group continues to achieve strong customer loyalty in the correspondent banking market. The International Banking Group, headquartered in San Francisco, also maintains representative offices in Asia and Latin America and an international banking subsidiary in New York.

     GLOBAL MARKETS GROUP

     The Global Markets Group conducts business activities primarily to support the previously described business groups and their customers. This group offers a broad range of risk management products, such as foreign exchange contracts and interest rate swaps and options. It trades money market, government, agency, and other securities to meet investment needs of our institutional and business clients. Another primary area of the group is treasury management for our Company, which encompasses wholesale funding, liquidity management, interest rate risk management, including securities portfolio management, and hedging activities. The Global Markets Group results include the transfer pricing activity for the Bank, which allocates to the other business segments their cost of funds on all asset categories or credit for funds in the case of all liability categories.

     In the first quarter of 2003, net loss was $22.4 million compared to net income of $6.3 million in the first quarter of 2002. Total revenue in the first quarter of 2003 decreased by $46.3 million, or 326 percent, compared to the first quarter of 2002, resulting from a $46.3 million decrease in net interest income. The decrease in net interest income was primarily attributable to a higher transfer pricing residual in the current quarter caused by significantly higher quarter-over-prior year quarter growth in deposits, which are priced on longer-term liability rates, compared to credits on earning assets, which are priced on more short-term lending rates. Beginning in 2003, the transfer pricing credit for funds provides for a floor on analyzed DDA balances, which was triggered during the first quarter 2003. Had such a floor existed in the first quarter of 2002, net interest income would have declined by approximately $11 million. Compared to the first quarter of 2002, noninterest income was relatively unchanged in the first quarter of 2003. Compared to the first quarter of 2002, noninterest expense increased $0.2 million, or 5 percent.

     OTHER

     "Other" includes the following items:

     o corporate activities that are not directly attributable to one of the four major business units. Included in this category are certain other nonrecurring items such as merger and integration expense, certain parent company non-bank subsidiaries, and the elimination of the fully taxable-equivalent basis amount;

     o the adjustment between the credit expense under RAROC and the provision for credit losses under US GAAP and earnings associated with unallocated equity capital;

     o the Pacific Rim Corporate Group, with assets at March 31, 2003 of $337.6 million, which offers a range of credit, deposit, and investment management products and services to companies in the US, which are affiliated with companies headquartered in Japan; and

     o    the residual costs of support groups.

     Net income for "Other" in the first quarter of 2003 was $18.1 million. The results were impacted by the following factors:

     o Credit expense (income) of ($27.8) million was due to the difference between the $30.0 million in provision for credit losses calculated under our US GAAP methodology and the $57.8 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

     o Net interest income of $16.1 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

     o    Noninterest income of $8.6 million; and

     o    Noninterest expense of $28.8 million.

     Net income for "Other" in the first quarter of 2002 was $0.9 million. The results were impacted by the following factors:

     o Credit expense (income) of ($1.6) million was due to the difference between the $55.0 million in provision for credit losses calculated under our US GAAP methodology and the $56.6 million in expected losses for the reportable business segments, which utilizes the RAROC methodology; offset by

     o Net interest income of $19.0 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

     o    Noninterest income of $3.4 million; and

     o    Noninterest expense of $28.2 million.

NET INTEREST INCOME

     The following tables show the major components of net interest income and net interest margin.


                                                                 FOR THE THREE MONTHS ENDED
                                     ----------------------------------------------------------------------------------------
                                               MARCH 31, 2002                                  MARCH 31, 2003
                                     -----------------------------------------      -----------------------------------------
                                                         INTEREST      AVERAGE                           INTEREST     AVERAGE
                                       AVERAGE           INCOME/        YIELD/        AVERAGE            INCOME/       YIELD/
(DOLLARS IN THOUSANDS)                 BALANCE          EXPENSE(1)      RATE(1)       BALANCE           EXPENSE(1)     RATE(1)
-----------------------------------  -----------        ---------      -------      -----------        ----------     -------
ASSETS
Loans:(2)
  Domestic.........................  $24,088,142        $ 368,062         6.17%     $25,186,678        $  355,073        5.70%
  Foreign(3).......................    1,039,615            7,922         3.09        1,536,379             8,166        2.16
Securities--taxable................    5,552,344           80,663         5.81        7,014,825            79,179        4.52
Securities--tax-exempt.............       38,233              991        10.37           41,943             1,014        9.67
Interest bearing deposits in banks.       84,408              496         2.38          203,432               962        1.92
Federal funds sold and securities
  purchased under resale agreements      936,382            4,059         1.76          536,114             1,677        1.27
Trading account assets.............      237,369              720         1.23          307,400               957        1.26
                                     -----------        ---------                   -----------        ----------
  Total earning assets.............   31,976,493          462,913         5.84       34,826,771           447,028        5.18
                                                        ---------                                      ----------
Allowance for credit losses........    (644,379)                                      (603,240)
Cash and due from banks............    1,942,621                                      2,094,976
Premises and equipment, net........      496,269                                        506,964
Other assets.......................    1,312,523                                      1,522,732
                                     -----------                                    -----------
  Total assets.....................  $35,083,527                                    $38,348,203
                                     ===========                                    ===========
LIABILITIES
Domestic deposits:
  Interest bearing.................  $ 7,459,506           23,157         1.26      $ 9,365,182            18,809        0.81
  Savings and consumer time........    3,549,262           16,970         1.94        3,819,545            12,316        1.31
  Large time.......................    3,485,482           19,808         2.30        2,414,309            10,446        1.75
Foreign deposits(3)................    1,749,251            6,264         1.45        1,384,177             3,206        0.94
                                     -----------        ---------                   -----------        ----------
  Total interest bearing deposits..   16,243,501           66,199         1.65       16,983,213            44,777        1.07
                                     -----------        ---------                   -----------        ----------
Federal funds purchased and
  securities sold under repurchase
  agreements.......................      541,182            1,949         1.46          517,511             1,327        1.04
Commercial paper...................      919,259            3,974         1.75          923,327             2,728        1.20
Other borrowed funds...............      698,053            3,443         2.00          172,870             1,255        2.94
Medium and long-term debt..........      399,989            2,412         2.45          399,729             1,866        1.89
UnionBanCal Corporation--obligated
  mandatorily redeemable preferred
  securities of subsidiary grantor
  trust............................      352,300            3,963         4.46          351,654             3,671        4.13
                                     -----------        ---------                   -----------        ----------
 Total borrowed funds..............    2,910,783           15,741         2.19        2,365,091            10,847        1.85
                                     -----------        ---------                   -----------        ----------
  Total interest bearing liabilities  19,154,284           81,940         1.73       19,348,304            55,624        1.16
                                                        ---------                                      ----------
Noninterest bearing deposits.......   11,325,446                                     14,095,175
Other liabilities..................      979,030                                      1,030,431
                                     -----------                                    -----------
  Total liabilities................   31,458,760                                     34,473,910
SHAREHOLDERS' EQUITY
Common equity......................    3,624,767                                      3,874,293
                                     -----------                                    -----------
  Total shareholders' equity.......    3,624,767                                      3,874,293
                                     -----------                                    -----------
  Total liabilities and
  shareholders' equity.............  $35,083,527                                    $38,348,203
                                     ===========                                    ===========
Net interest income/margin
  (taxable-equivalent basis).......                       380,973         4.80%                           391,404        4.53%
Less: taxable-equivalent adjustment                           533                                             624
                                                        ---------                                      ----------
  Net interest income..............                     $ 380,440                                      $  390,780
                                                        =========                                      ==========
-----------

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


     Net interest income, on a taxable-equivalent basis, was $391.4 million in the first quarter of 2003, compared with $381.0 million in the first quarter of 2002. This increase of $10.4 million, or 3 percent, was attributable primarily to the impact of the decreasing interest rate environment throughout the prior year on interest bearing liabilities, increasing average noninterest bearing deposits, and higher earning assets, partly offset by significantly lower yields on our earning assets. Decreasing market rates resulted in lower rates on our interest bearing liabilities of 57 basis points on average balances of $19.3 billion, which was partly offset by a lower average yield of 66 basis points on average earning assets of $34.8 billion, which was favorably impacted by higher interest rate derivatives income of $5.4 million. Mitigating the impact of the lower interest rate environment on our net interest margin was an increase in average earning assets of $2.8 billion, primarily in residential mortgage loans and securities, funded by a $2.8 billion, or 25 percent, increase in average noninterest bearing deposits. The resulting impact of these changes on our net interest margin was a decrease of 27 basis points, to 4.53 percent.

     Average earning assets were $34.8 billion in the first quarter of 2003, compared with $32.0 billion in 2002. This growth was attributable to a $1.5 billion, or 26 percent, increase in average securities and a $1.6 billion, or 6 percent, increase in average loans. The increase in average securities, which were comprised primarily of fixed rate securities, reflected liquidity and interest rate risk management actions. The increase in average loans was mostly due to a $1.5 billion increase in average residential mortgages, which was a result of a strategic portfolio shift from more volatile commercial loans. Other loan activities included an increase in average commercial mortgages of $521.6 million and a decrease in average commercial, financial, and industrial loans of $404.9 million.

     Deposit growth, especially in our title and escrow industries, has been a continued strength, contributing significantly to our lower cost of funds year-over-year. Average noninterest bearing deposits were $2.8 billion, or 25 percent, higher in the first quarter of 2003 over the prior year, which included a $0.8 billion increase in average title and escrow deposits.

NONINTEREST INCOME


                                                        FOR THE THREE MONTHS ENDED
                                                ------------------------------------------------
                                                                             INCREASE (DECREASE)
                                                MARCH 31,      MARCH 31,     -------------------
(DOLLARS IN THOUSANDS)                             2002           2003        AMOUNT     PERCENT
--------------------------------------------    ---------      ---------     -------     -------
Service charges on deposit accounts.........     $ 66,143       $ 72,287     $ 6,144        9.29%
Trust and investment management fees........       36,725         32,675      (4,050)     (11.03)
International commissions and fees..........       18,223         19,613       1,390        7.63
Insurance commissions.......................        7,153         13,005       5,852       81.81
Card processing fees, net...................        8,545          9,687       1,142       13.36
Brokerage commissions and fees..............        9,632          8,866        (766)      (7.95)
Foreign exchange trading gains, net.........        6,447          6,934         487        7.55
Merchant banking fees.......................        6,945          6,018        (927)     (13.35)
Securities losses, net......................       (2,566)          (522)      2,044      (79.66)
Other.......................................        2,502         17,213      14,711      587.97
                                                ---------      ---------     -------
  Total noninterest income..................     $159,749       $185,776     $26,027       16.29%
                                                =========      =========     =======


     In the first quarter of 2003, noninterest income was $185.8 million, an increase of $26.0 million, or 16 percent, over the first quarter of 2002. This increase was mainly attributable to a $6.1 million increase in service charges on deposit accounts, $5.9 million increase in insurance commissions mostly associated with our acquisition of John Burnham & Company, a $4.8 million decrease in net unrealized losses on private capital securities, and lower residual value writedowns on auto leases of $5.7 million, partly offset by a $4.1 million decrease in trust and investment management fees. In addition, securities losses, net, were $0.5 million in the first quarter of 2003 compared to securities losses, net, of $2.6 million in the first quarter of 2002.

     Revenue from service charges on deposit accounts was $72.3 million, an increase of 9 percent over the first quarter of 2002. This increase was primarily attributable to a 24 percent increase in quarterly average demand deposits and reductions in the earnings credit rates, caused by the lower interest rate environment on analyzed deposit accounts, which resulted in customers paying fees for services rather than increasing required deposit balances.

     Trust and investment management fees were $32.7 million, a decrease of $4.1 million, or 11 percent, over the first quarter of 2002. This decrease is primarily attributable to the decline in equity market values and a continuing shift by our clients toward lower margin fixed income and money market investments. Total assets under administration of $132.1 billion at March 31, 2003 decreased by $6.7 billion, or 5 percent, from March 31, 2002.

     Insurance commissions were $13.0 million reflecting the incremental revenues associated with our acquisition of John Burnham & Company in the fourth quarter of 2002 and growth in insurance commissions at Armstrong/Robitaille, Inc.

     Card processing fees, net, were $9.7 million, an increase of 13 percent over the first quarter of 2002. This increase was primarily attributable to an increase in consumer usage of our enhanced Gold and Platinum versions of our standard "MasterMoney" card (debit card) aimed at stimulating consumer usage for higher dollar purchases and an increase in the volume of credit card drafts deposited by merchants. Effective first quarter of 2003, merchant transaction processing expenses were reclassified to card processing fees, net, to reflect our agent relationship for these transactions. The reclassification reduced both card processing fees and merchant transaction processing expense by $11.7 million for the first quarter of 2002.

     Securities losses, net, were $0.5 million compared to securities losses, net, of $2.6 million in the prior year. In the current quarter, we realized gains of $0.2 million on the sale of securities, offset by permanent writedowns on private capital securities of $0.7 million. In the first quarter of 2002, we realized net gains of $0.4 million on the sale of securities, offset by permanent writedowns on private capital securities of $3.0 million.

     Other noninterest income was $17.2 million, an increase of $14.7 million from the first quarter of 2002. This increase was mainly attributable to a $4.8 million decrease in net unrealized losses on private capital securities, lower residual value writedowns on auto leases of $5.7 million, and a $3.3 million insurance recovery from the September 11, 2001 World Trade Center attack.

NONINTEREST EXPENSE


                                                           FOR THE THREE MONTHS ENDED
                                                ------------------------------------------------
                                                                             INCREASE (DECREASE)
                                                MARCH 31,      MARCH 31,     -------------------
(DOLLARS IN THOUSANDS)                             2002           2003        AMOUNT     PERCENT
----------------------------------------------  ---------      ---------     -------     -------
Salaries and other compensation...............   $142,423       $153,060     $10,637        7.47%
Employee benefits.............................     36,453         45,047       8,594       23.58
                                                ---------      ---------     -------
  Salaries and employee benefits..............    178,876        198,107      19,231       10.75
Net occupancy.................................     23,381         27,636       4,255       18.20
Equipment.....................................     16,340         16,671         331        2.03
Communications................................     13,941         13,844         (97)      (0.70)
Software......................................     11,510         12,076         566        4.92
Professional services.........................      9,503         12,014       2,511       26.42
Advertising and public relations..............     10,008          9,667        (341)      (3.41)
Data processing...............................      8,991          8,484        (507)      (5.64)
Intangible asset amortization.................        884          2,477       1,593      180.20
Foreclosed asset expense......................        125             51         (74)     (59.20)
Other.........................................     38,102         41,578       3,476        9.12
                                                ---------      ---------     -------
  Total noninterest expense...................   $311,661       $342,605     $30,944       9.93%
                                                =========      =========     =======


     In the first quarter of 2003, noninterest expense was $342.6 million, an increase of $30.9 million, or 10 percent, over the first quarter of 2002. This increase was primarily due to a $19.2 million increase in salaries and employee benefits, a $4.3 million increase in net occupancy expense, a $2.5 million increase in professional services expense, a $1.6 million increase in intangible asset amortization, and a $3.5 million increase in other noninterest expense.

     Salaries and employee benefits were $198.1 million, an increase of 11 percent over the first quarter of 2002. This increase was primarily attributable to annual merit increases, higher staff levels associated with our recent acquisitions, and increased health benefits expense, other payroll taxes, and 401(k) plan expenses.

     Net occupancy expense was $27.6 million, an increase of 18 percent over the first quarter of 2002. This increase was primarily attributable to recent acquisitions, de novo branch creations, other facilities restructuring initiatives and higher property insurance.

     Professional services expense was $12.0 million, an increase of 26 percent over the first quarter of 2002. This increase was primarily attributable to increased legal service expenses.

     Intangible asset amortization was $2.5 million, an increase of 180 percent from the first quarter of 2002. This increase was primarily associated with our acquisitions in the third and fourth quarters of 2002.

     Other noninterest expense was $41.6 million, an increase of 9 percent over the first quarter of 2002. This increase was primarily attributable to an increase in unguaranteed low-income housing credit investments expense and higher operating losses.

INCOME TAX EXPENSE

     Income tax expense in the first quarter of 2003 was $68.4 million, resulting in a 34 percent effective income tax rate. For the first quarter of 2002, the effective income tax rate was also 34 percent.

LOANS

     The following table shows loans outstanding by loan type.

                                                                                                     PERCENT CHANGE TO
                                                                                                    MARCH 31, 2003 FROM:
                                                                                                ----------------------------
                                                 MARCH 31,       DECEMBER 31,      MARCH 31,    MARCH 31,       DECEMBER 31,
(DOLLARS IN THOUSANDS)                             2002              2002            2003         2002              2002
------------------------------------------     -----------       ------------    -----------    ---------       ------------
Domestic:
  Commercial, financial and industrial....     $10,963,101        $10,338,508    $ 9,989,430        (8.88)%          (3.38)%
  Construction............................       1,096,869          1,285,204      1,222,501        11.45            (4.88)
   Mortgage:
  Residential.............................       5,350,998          6,382,227      6,666,441        24.58             4.45
  Commercial..............................       3,691,561          4,150,178      4,189,565        13.49             0.95
                                               -----------       ------------    -----------
  Total mortgage..........................       9,042,559         10,532,405     10,856,006        20.05             3.07
   Consumer:
  Installment.............................       1,088,716            909,787        881,136       (19.07)           (3.15)
  Revolving lines of credit...............         906,110          1,102,771      1,125,186        24.18             2.03
                                               -----------       ------------    -----------
  Total consumer..........................       1,994,826          2,012,558      2,006,322         0.58            (0.31)
  Lease financing.........................         933,012            812,918        756,673       (18.90)           (6.92)
                                               -----------       ------------    -----------
  Total loans in domestic offices.........      24,030,367         24,981,593     24,830,932         3.33            (0.60)
Loans originated in foreign branches......       1,067,730          1,456,490      1,705,340        59.72            17.09
                                               -----------       ------------    -----------
  Total loans.............................     $25,098,097        $26,438,083    $26,536,272         5.73%            0.37%
                                               ===========       ============    ===========


     Our lending activities are predominantly domestic, with such loans comprising 94 percent of the total loan portfolio at March 31, 2003. Total loans at March 31, 2003, were $26.5 billion, an increase of $1.4 billion, or 6 percent, from March 31, 2002. The increase was mainly attributable to an increase in the residential mortgage portfolio of $1.3 billion, an increase in the loans originated in foreign branches of $638 million and an increase in the commercial mortgage portfolio of $498 million, partly offset by a decline in the commercial, financial and industrial loan portfolio of $974 million and a decline in lease financing of $176 million.

     Commercial, financial and industrial loans represent one of the largest categories in the loan portfolio. These loans are extended principally to corporations, middle-market businesses, and small businesses, with no industry concentration exceeding 10 percent of total loans. This portfolio has a high degree of geographic diversification based upon our customers' revenue bases, which we believe lowers our vulnerability to changes in the economic outlook of any particular region of the US. The commercial, financial and industrial loan portfolio was $10.0 billion, or 38 percent of total loans, at March 31, 2003, compared with $11.0 billion, or 44 percent of total loans, at March 31, 2002. The decrease of $1.0 billion, or 9 percent, from the prior year was primarily attributable to current economic conditions that has reduced loan demand, loan sales, and reductions in our exposure in nonrelationship syndicated loans. The reduction in commercial, financial, and industrial loans is consistent with our strategy to reduce our exposure to more volatile commercial loans and increase the percentage of more stable consumer loans (including residential mortgages). We expect to continue to pursue this strategy into 2004.

     The construction loan portfolio totaled $1.2 billion, or 5 percent of total loans, at March 31, 2003, compared with $1.1 billion, or 4 percent of total loans, at March 31, 2002. This growth of $126 million, or 11 percent, from the prior year was primarily attributable to a reasonably stable Southern California housing market, despite the slowdown in the economy.

     Commercial mortgages were $4.2 billion, or 16 percent of total loans, at March 31, 2003, compared with $3.7 billion, or 15 percent, at March 31, 2002. The mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. The increase in commercial mortgages of $498 million, or 13 percent, from March 31, 2002, was primarily due to demand in the Southern California real estate market.

     Residential mortgages were $6.7 billion, or 25 percent of total loans, at March 31, 2003, compared with $5.4 billion, or 21 percent of total loans, at March 31, 2002. The increase in residential mortgages of $1.3 billion, or 25 percent, from March 31, 2002, continues to be influenced by our strategic decision to increase our residential mortgage portfolio through increased in-house production and additional wholesale and correspondent channels. While we hold most of the loans we originate, we sell most of our 30-year, fixed rate residential mortgage loans.

     Consumer loans totaled $2.0 billion, or 8 percent of total loans, at March 31, 2003, compared with $2.0 billion, or 8 percent of total loans, at March 31, 2002. The slight increase of $11.5 million, or 1 percent, was primarily attributable to an increase in home equity loans, partially offset by pay-offs related to exiting the automobile dealer lending business in the third quarter of 2000.

     Lease financing totaled $756.7 million, or 3 percent of total loans, at March 31, 2003, compared with $933.0 million, or 4 percent of total loans, at March 31, 2002. As we previously announced, effective April 20, 2001, we discontinued our auto leasing activity.

     Loans originated in foreign branches totaled $1.7 billion, or 6 percent of total loans, at March 31, 2003, compared with $1.1 billion, or 4 percent, at March 31, 2002. The increase in loans originated in foreign branches of $637.6 million, or 60 percent, from March 31, 2002, was primarily attributable to borrowings from financial institutions due to low US interest rates, in comparison with higher local interest rates, which made financing of trade transactions more attractive and increased lending in Canada.

CROSS-BORDER OUTSTANDINGS

     Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of March 31, 2002, December 31, 2002 and March 31, 2003, for any country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding exclude local currency outstandings. For any country shown in the table below, we do not have significant local currency outstandings that are not hedged or are not funded by local currency borrowings.


                                                    PUBLIC        CORPORATIONS
                                   FINANCIAL        SECTOR          AND OTHER           TOTAL
(DOLLARS IN MILLIONS)            INSTITUTIONS      ENTITIES         BORROWERS       OUTSTANDINGS
-------------------------------- ------------      --------       ------------      ------------
March 31, 2002
Korea...........................     $458            $--               $46              $504
December 31, 2002
Korea...........................     $599            $--               $75              $674
March 31, 2003
Korea...........................     $651            $--               $90              $741



PROVISION FOR CREDIT LOSSES

     We recorded a $30 million provision for credit losses in the first quarter of 2003, compared with a $55 million provision for credit losses for the same period in the prior year. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below.

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

     The formula allowance is calculated by applying loss factors to outstanding loans, leases and unused commitments, in each case based on the internal risk grade of such credit exposures. Changes in risk grades affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are developed in the following ways:

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

     COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES FROM DECEMBER 31, 2002

     At December 31, 2002, our total allowance for credit losses was $609 million, or 2.30 percent of the total loan portfolio and 181 percent of total nonaccrual loans. At March 31, 2003, our total allowance for credit losses was $586 million, or 2.21 percent of the total loan portfolio and 152 percent of total nonaccrual loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2002, total impaired loans were $337 million, and the associated impairment allowance was $121 million, compared with $387 million and $140 million, respectively, at March 31, 2003.

     During the first quarter of 2003, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses. Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, affected the assessment of the unallocated allowance.

     As a result of management's assessment of factors, including: the continued slow US economy; the adverse impact on the airline industry of the war in Iraq, severe acute respiratory syndrome (SARS), and the generally weak economy; uncertain, although improving, conditions in the communications/media, power, and other sectors in domestic markets in which we operate; and growth and changes in the composition of the loan portfolio, we recorded a $30 million provision in the first quarter of 2003.

     CHANGES IN THE FORMULA AND SPECIFIC ALLOWANCES

     At March 31, 2003, the formula allowance was $281 million, compared to $294 million at December 31, 2002, a decrease of $13 million. The specific allowance was $140 million at March 31, 2003, compared to $121 million at December 31, 2002, an increase of $19 million. This increase in the specific allowance was primarily due to new nonaccrual credits, mirrored, in part, by a similar reason for the decrease in the formula allowance.

     CHANGES IN THE UNALLOCATED ALLOWANCE

     At March 31, 2003, the unallocated allowance was $165 million, compared to $194 million at December 31, 2002, a decrease of $29 million. In evaluating the appropriateness of the unallocated allowance, we considered the following factors, as well as more general factors such as the interest rate environment and the impact of the economic downturn on those borrowers who have a more leveraged financial profile:

     o With respect to the communications/media industry, management considered the short term adverse effects of the war in Iraq on advertising revenues, consumer spending and the general economic environment, which could be in the range of $16 million to $36 million.

     o With respect to the commercial real estate sector, management considered the cyclical weakening in commercial real estate markets reflecting weak demand, as well as the specific weakness in Northern California resulting from regional over dependence on the hi-tech sector and some portfolio concentration in the office and apartment markets, which could be in the range of $16 million to $32 million.

     o With respect to power companies and utilities, management considered the adverse effects of continued low wholesale power prices, ongoing accounting concerns, and uncertainties regarding the course of deregulation on borrowers in the power industry, which could be in the range of $15 million to $30 million.

     o With respect to cross-border loans and acceptances to certain Asia/Pacific Rim countries, management considered the weak economic conditions in that region and the reduced strength of Japanese corporate parent companies, which could be in the range of $9 million to $17 million.

     o With respect to the retail sector, management considered the adverse effects of the weak economy and low consumer spending in January and February 2003, which followed a lackluster 2002 holiday season, which could be in the range of $7 million to $14 million.

     o With respect to leasing, management considered the growing problems of the airline industry including weakness in financial performance and in collateral values, exacerbated by the war in Iraq and the recent outbreak of SARS, which could be in the range of $7 million to $13 million.

     o With respect to the technology industry, management considered the adverse effects of continuing excess capacity, depressed capital spending and further decelerations in consumer spending, which could be in the range of $5 million to $10 million.

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


                                                                                    FOR THE THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                                    ---------------------
(DOLLARS IN THOUSANDS)                                                                2002         2003
--------------------------------------------------------------------------------    --------     --------
Balance, beginning of period....................................................    $634,509     $609,190
Loans charged off:
  Commercial, financial and industrial..........................................      62,226       37,826
  Mortgage......................................................................         180           --
  Consumer......................................................................       2,599        2,656
  Lease financing...............................................................         833       19,018
                                                                                    --------     --------
  Total loans charged off.......................................................      65,838       59,500
Recoveries of loans previously charged off:
  Commercial, financial and industrial..........................................       4,516        5,579
  Mortgage......................................................................          95          106
  Consumer......................................................................         908          723
  Lease financing...............................................................         201          118
                                                                                    --------     --------
  Total recoveries of loans previously charged off..............................       5,720        6,526
                                                                                    --------     --------
  Net loans charged off.........................................................      60,118       52,974
Provision for credit losses.....................................................      55,000       30,000
Foreign translation adjustment and other net additions (deductions).............         (24)         (19)
                                                                                    --------     --------
Balance, end of period..........................................................    $629,367     $586,197
                                                                                    ========     ========
Allowance for credit losses to total loans......................................        2.51%        2.21%
Provision for credit losses to net loans charged off............................       91.49        56.63
Net loans charged off to average loans outstanding for the period(1)............        0.97         0.80

----------------

(1)   Annualized.


     Total loans charged off in the first quarter of 2003 decreased by $6.3 million from the first quarter of 2002, primarily due to a $24.4 million decrease in commercial, financial and industrial loans charged off, partly offset by an $18.2 million increase in lease financing charge offs. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

     First quarter 2003 recoveries of loans previously charged off increased by $0.8 million from the first quarter of 2002. The percentage of net loans charged off to average loans outstanding for the first quarter of 2003 decreased by 17 basis points from the same period in 2002. At March 31, 2003, the allowance for credit losses exceeded the annualized net loans charged off during the first quarter of 2003, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

     Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

NONPERFORMING ASSETS



                                                                MARCH 31,       DECEMBER 31,      MARCH 31,
(DOLLARS IN THOUSANDS)                                             2002             2002            2003
--------------------------------------------------------------  ---------       ------------      ---------
Commercial, financial and industrial..........................   $422,900           $276,415       $273,196
Commercial mortgage...........................................     26,426             23,980         25,675
Lease financing...............................................      2,631             36,294         84,712
Loan originated in foreign branches...........................        471                 --          3,000
                                                                ---------       ------------      ---------
  Total nonaccrual loans......................................    452,428            336,689        386,583
Foreclosed assets.............................................        333                715            389
                                                                ---------       ------------      ---------
  Total nonperforming assets..................................   $452,761           $337,404       $386,972
                                                                =========       ============      =========
Allowance for credit losses...................................   $629,367           $609,190       $586,197
                                                                =========       ============      =========
Nonaccrual loans to total loans...............................       1.80%              1.27%          1.46%
Allowance for credit losses to nonaccrual loans...............     139.11             180.94         151.64
Nonperforming assets to total loans, distressed loans
  held for sale and foreclosed assets.........................       1.80               1.28           1.46
Nonperforming assets to total assets..........................       1.25               0.84           0.96



     At March 31, 2003, nonperforming assets totaled $387.0 million, an increase of $49.6 million, or 15 percent, from December 31, 2002. The increase was primarily due to our decision to place additional airplane leases on nonaccrual. Of the $84.7 million of leases reported as nonaccrual, $16.0 million relates to two airplane leases that are in negotiation to convert to operating leases. When these lease terms are completed, which is expected during 2003, the airplanes will be recorded as other assets and depreciated over their remaining useful lives.

     Nonaccrual loans as a percentage of total loans were 1.46 percent at March 31, 2003, compared with 1.80 percent at March 31, 2002. Nonperforming assets as a percentage of total loans, distressed loans held for sale, and foreclosed assets were 1.46 percent at March 31, 2003, compared to 1.80 percent at March 31, 2002.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING


                                                                    MARCH 31,       DECEMBER 31,      MARCH 31,
(DOLLARS IN THOUSANDS)                                                2002              2002            2003
------------------------------------------------------------------  ---------       ------------      ---------
Commercial, financial and industrial..............................    $ 1,680             $1,705        $10,413
Construction......................................................         --                679             --
Mortgage:
  Residential.....................................................      8,561              3,211          5,818
  Commercial......................................................      1,567                506            803
                                                                    ---------       ------------      ---------
  Total mortgage..................................................     10,128              3,717          6,621
Consumer and other................................................      1,893              2,072          2,123
                                                                    ---------       ------------      ---------
  Total loans 90 days or more past due and still accruing.........    $13,701             $8,173        $19,157
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

     The management of market risk is governed by policies reviewed and approved annually by our Board of Directors (Board). The Board assigns responsibility for market risk management to the Asset & Liability Management Committee (ALCO), which is composed of UnionBanCal Corporation executives. ALCO meets monthly and reports quarterly to the Finance and Capital Committee of the Board on activities related to the management of market risk. As part of the management of our market risk, ALCO may direct changes in the mix of assets and liabilities and the extent to which we utilize investment securities and derivative instruments such as interest rate swaps, caps and floors to hedge our interest rate exposures. ALCO reviews and approves specific market risk-management programs involving investment and hedging activities and certain market risk limits. The ALCO Chairman is responsible for the company-wide management of market risk. The Treasurer is responsible for implementing funding, investing, and hedging strategies designed to manage this risk. On a day-to-day basis, the monitoring of market risk takes place at a centralized level within the Market Risk Monitoring unit (MRM). MRM is responsible for measuring risks to ensure compliance with all market risk limits and guidelines incorporated within the policies and procedures established by the Board and ALCO. MRM reports monthly to ALCO on trading risk exposures and on compliance with interest rate risk, securities portfolio and derivatives policy limits. MRM also reports quarterly to ALCO on the effectiveness of our hedging activities. In addition, periodic reviews by internal audit and regulators provide further evaluation of controls over the risk management process.

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

     The Asset & Liability Management (ALM) Policy approved by the Board requires monthly monitoring of interest rate risk by ALCO through a variety of modeling techniques that are used to quantify the sensitivity of NII to changes in interest rates. As directed by ALCO, and in consideration of the importance of our demand deposit accounts as a funding source, NII is adjusted in the official policy risk measure to incorporate the effect of certain noninterest expense items related to these deposits that are nevertheless sensitive to changes in interest rates. In managing interest rate risk, ALCO monitors NII sensitivity on both an adjusted and unadjusted basis.

     Our unhedged NII remains inherently asset sensitive, meaning that our assets generally reprice more quickly than our liabilities, particularly our core deposits. Since the NII associated with an asset sensitive balance sheet tends to decrease when interest rates decline and increase when interest rates rise, derivative hedges and the securities portfolio are used to manage this risk. In the first quarter of 2003, we entered into $1 billion of derivative hedges, including $500 million in receive-fixed swaps and $500 million in floors, to offset the adverse impact that declining interest rates would have on the interest income generated by our variable rate commercial loans. For a further discussion of derivative instruments and our hedging strategies, see Note 16--"Derivative Instruments" of the Notes to Consolidated Financial Statements included in our Form 10-K filed on December 31, 2002. In addition, we continued to increase the size of our securities portfolio in response to strong growth in core deposits, which respond more slowly to changes in market rates than wholesale liabilities. Together, our hedging and investment activities resulted in a marginally asset sensitive risk profile for the hedged balance sheet with respect to parallel yield curve shifts.

     However, our NII is also sensitive to non-parallel shifts in the yield curve. In general, our NII increases when the yield curve steepens (specifically when short rates, under one year, drop and long rates, beyond one year, rise), while a flattening curve tends to depress our NII and net interest margin. In this respect, our NII is asset sensitive when measured against changes in long rates and slightly liability sensitive when measured against changes in short rates. This asset sensitivity in relation to a flattening of the yield curve is manifested in the NII simulations primarily by an acceleration of mortgage prepayments (in both the residential portfolio and investment securities portfolio) when long rates decline. Prepayments depress NII even if interest rates do not change because the cash flows from the prepaid assets that were booked at higher rates must be reinvested at lower prevailing rates. As a result, a continuation of the recent high volume of prepayments will further compress our net interest margin and negatively affect NII in the coming months, even if market rates remain at current levels.

     Our official NII policy measure involves a simulation of "Earnings-at-Risk"
(EaR) in which we estimate the impact that gradual, ramped-on parallel shifts in the yield curve would have on NII over a 12-month horizon. Under the Board's policy limits, the negative change in simulated NII in either the up or down 200 basis point shock scenarios may not exceed 4 percent of NII as measured in the base case, or no change, scenario. The following table sets forth the simulation results in both the up and down 200 basis point ramp scenarios as of March 31, 2003(1):


                                             DECEMBER 31,      MARCH 31,
(DOLLARS IN MILLIONS)                            2002            2003
-------------------------------------------  ------------      ---------
+200 basis points..........................      $ 16.9         $ 15.4
as a percentage of base case NII...........        1.13%          1.04%
-200 basis points..........................      $(17.4)        $(15.3)
as a percentage of base case NII...........        1.16%          1.04%

--------------

(1) For these policy simulations, NII is adjusted to incorporate the effect of certain noninterest expense items related to demand deposits that are nevertheless sensitive to changes in interest rates.

     EaR in the down 200 basis point scenario was $15.3 million, or 1.04% of adjusted NII in the base case scenario, well within the Board's guidelines.

     However, with federal funds and LIBOR rates already below two percent, a downward ramp scenario of 200 basis points would result in short-term rate levels below zero percent. As a result, we believe that a downward ramp scenario of 100 basis points provides a more reasonable measure of asset sensitivity in a falling interest rate environment. As of March 31, 2003, the difference between adjusted NII in the base case and adjusted NII after a gradual 100 basis point downward ramp was minus $4.8 million, or .32% percent of the base case.

     Management's goal in the NII simulations is to capture the risk embedded in the balance sheet. As a result, asset and liability balances are kept constant throughout the analysis horizon. Two exceptions are non-maturity deposits, which vary with levels of interest rates according to statistically derived balance equations, and discretionary derivative hedges and fixed income portfolios, which are allowed to run off. Additional assumptions are made to model the future behavior of deposit rates and loan spreads based on statistical analysis, management's outlook, and historical experience. The prepayment risks related to residential loans and mortgage-backed securities are measured using industry estimates of prepayment speeds. The sensitivity of the simulation results to the underlying assumptions is tested as a regular part of the risk measurement process by running simulations with different assumptions. In addition, management supplements the official risk measures based on the constant balance sheet assumption with volume-based simulations of NII based on forecasted balances and with value-based simulations that measure the sensitivity of economic-value-of-equity (EVE) to changes in interest rates. We believe that, together, these simulations provide management with a reasonably comprehensive view of the sensitivity of our operating results to changes in interest rates, at least over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement as modeling techniques and theory improve and historical data becomes more readily accessible. Consequently, our simulation models cannot predict with certainty how rising or falling interest rates might impact net interest income. Actual and simulated NII results will differ to the extent there are differences between actual and assumed interest rate changes, balance sheet volumes, and management strategies, among other factors.

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


                                        DECEMBER 31, 2002            MARCH 31, 2003
                                     -----------------            --------------
                                     AVERAGE    HIGH    LOW     AVERAGE    HIGH    LOW
(DOLLARS IN THOUSANDS)                 VAR       VAR    VAR       VAR       VAR    VAR
----------------------------------   -------    ----    ---     -------    ----    ---
Foreign exchange..................      $256    $546    $88        $155    $293    $67
Securities........................       213     543     45         207     463     97


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

     Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, savings, and consumer time deposits, combined with average common shareholders' equity, funded 81 percent of average total assets of $38.3 billion for the first quarter of 2003. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, large time deposits, foreign deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper, and other borrowings. The securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales, or repurchase agreements. Liquidity may also be provided by the sale or maturity of assets. Such assets include interest-bearing deposits in banks, federal funds sold, securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $1.0 billion for the quarter ended March 31, 2003. Additional liquidity may be provided through loan maturities and sales.

REGULATORY CAPITAL

     The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.




UNIONBANCAL CORPORATION

                                                                                              MINIMUM
                                  MARCH 31,         DECEMBER 31,        MARCH 31,           REGULATORY
(DOLLARS IN THOUSANDS)              2002                2002               2003             REQUIREMENT
---------------------------  -----------------   -----------------   -----------------   -----------------
CAPITAL COMPONENTS
Tier 1 capital.............      $ 3,729,481        $ 3,667,237        $ 3,739,690
Tier 2 capital.............          601,042            573,858            576,214
                             -----------------   -----------------   -----------------
Total risk-based capital...      $ 4,330,523        $ 4,241,095        $ 4,315,904
                             =================   =================   =================
Risk-weighted assets.......      $32,077,375        $32,811,441        $33,001,706
                             =================   =================   =================
Quarterly average assets...      $35,010,127        $37,595,002        $38,169,532
                             =================   =================   =================

CAPITAL RATIOS                 AMOUNT    RATIO     AMOUNT    RATIO     AMOUNT    RATIO      AMOUNT   RATIO
--------------               ----------  -----   ----------  -----   ----------  -----    ---------- -----
Total capital (to risk-
  weighted assets)...........$4,330,523  13.50%  $4,241,095  12.93%  $4,315,904  13.08%  >$2,640,136   8.0%
                                                                                         -
Tier 1 capital (to risk-
  weighted assets)........... 3,729,481  11.63    3,667,237  11.18    3,739,690  11.33   > 1,320,068   4.0
                                                                                         -

Leverage(1).................. 3,729,481  10.65    3,667,237   9.75    3,739,690   9.80   > 1,526,781   4.0
                                                                                         -
---------------------

(1) Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).



UNION BANK OF CALIFORNIA, N.A.
                                                                                              MINIMUM         "WELL-CAPITALIZED"
                                  MARCH 31,         DECEMBER 31,        MARCH 31,           REGULATORY            REGULATORY
(DOLLARS IN THOUSANDS)              2002                2002               2003             REQUIREMENT           REQUIREMENT
----------------------       -----------------   -----------------   -----------------   -----------------   --------------------
CAPITAL COMPONENTS
Tier 1 capital...............   $ 3,399,757         $ 3,334,720         $ 3,448,720
Tier 2 capital...............       489,666             484,062             486,329
                             -----------------   -----------------   -----------------
Total risk-based capital.....   $ 3,889,423         $ 3,818,782         $ 3,935,049
                             =================   =================   =================
Risk-weighted assets.........   $31,442,559         $32,161,047         $32,389,193
                             =================   =================   =================
Quarterly average assets.....   $34,514,704         $37,019,328         $37,368,882
                             =================   =================   =================

CAPITAL RATIOS                 AMOUNT    RATIO    AMOUNT     RATIO     AMOUNT    RATIO      AMOUNT   RATIO      AMOUNT    RATIO
--------------               ----------  -----   -------     -----   ----------  -----    ---------- -----    ----------  -----

Total capital (to risk-
  weighted assets). .        $3,889,423  12.37%  $3,818,782  11.87%  $3,935,049  12.15%  >$2,591,135   8.0%  >$3,238,919   10.0%
                                                                                         -                   -
Tier 1 capital (to risk-
  weighted assets)...         3,399,757  10.81    3,334,720  10.37    3,448,720  10.65   > 1,295,568   4.0   > 1,943,352    6.0
                                                                                         -                   -

Leverage(1)..........         3,399,757   9.85    3,334,720   9.01    3,448,720   9.23   > 1,494,755   4.0   > 1,868,444    5.0
                                                                                         -                   -
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

     Compared with December 31, 2002, our Tier 1 risk-based capital ratio at March 31, 2003, increased 15 basis points to 11.33 percent, our total risk-based capital ratio increased 15 basis points to 13.08 percent, and our leverage ratio increased 5 basis points to 9.80 percent. The increase in our capital ratios was primarily attributable to an increase in shareholders' equity, partly offset by an increase in risk-weighted assets.

     As of March 31, 2003, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the leverage ratio.

CERTAIN BUSINESS RISK FACTORS

     ADVERSE CALIFORNIA ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS

     A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the long-term impact of the California energy crisis, the decline in the technology sector and the California state government's budgetary difficulties. If economic conditions in California continue to decline, we expect that our level of problem assets could increase.

     THE CONTINUING WAR ON TERRORISM CONTRIBUTES TO THE CONTINUING DOWNTURN IN US ECONOMIC CONDITIONS

     On-going acts or threats of terrorism and actions taken by the US or other governments as a result of such acts or threats have contributed to the continuing downturn in US economic conditions and could further adversely affect business and economic conditions in the US generally and in our principal markets. For example, the events of September 11, 2001, caused a decrease in air travel in the US, which adversely affected the airline industry and many other travel-related industries, including those operating in California.

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

     FLUCTUATIONS IN INTEREST RATES COULD ADVERSELY AFFECT OUR BUSINESS

     Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow. Conversely, further decreases in interest rates could result in an acceleration in the prepayment of loans. An increase in market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs, which could adversely affect our business.

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

     SHAREHOLDER VOTES ARE CONTROLLED BY BTM; OUR INTERESTS MAY NOT BE THE SAME AS BTM'S INTERESTS

     BTM, a wholly owned subsidiary of Mitsubishi Tokyo Financial Group, Inc., owns a majority (approximately 65 percent as of March 31, 2003) of the outstanding shares of our common stock. As a result, BTM can elect all of our directors and, as a result, can control the vote on all matters, including determinations such as: approval of mergers or other business combinations; sales of all or substantially all of our assets; any matters submitted to a vote of our shareholders; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to common stock or other equity securities; and other matters that might be favorable to BTM.

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

     POTENTIAL CONFLICTS OF INTEREST WITH BTM COULD ADVERSELY AFFECT US

     BTM's  view  of  possible   new   businesses,   strategies,   acquisitions,
divestitures or other initiatives may differ from ours. This may delay or hinder us from pursuing such initiatives.

     Also, as part of BTM's normal risk management processes, BTM manages global credit exposures and concentrations on an aggregate basis, including UnionBanCal Corporation. Therefore, at certain levels or in certain circumstances, our ability to approve certain credits or other banking transactions and categories of customers is subject to the concurrence of BTM. We may wish to extend credit or furnish other banking services to the same customers as BTM. Our ability to do so may be limited for various reasons, including BTM's aggregate credit exposure and marketing policies. Certain directors' and officers' ownership interests in BTM's common stock or service as a director or officer or other employee of both us and BTM could create or appear to create potential conflicts of interest, especially since both of us compete in the US banking industry.

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

     ADVERSE EFFECTS OF, OR CHANGES IN, BANKING OR OTHER LAWS AND REGULATIONS OR GOVERNMENTAL FISCAL OR MONETARY POLICIES COULD ADVERSELY AFFECT US

     We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies, including accounting standards and interpretations currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by any future changes in laws, regulations, policies or interpretations, including legislative and regulatory reactions to the terrorist attack on September 11, 2001, and future acts of terrorism, and the Enron Corporation, WorldCom, Inc. and other major US corporate bankruptcies and reports of accounting irregularities at US public companies, including various large and publicly traded companies.
Additionally, our international activities may be subject to the laws and regulations of the jurisdiction where business is being conducted. International laws, regulations and policies affecting us and our subsidiaries may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to BTM's controlling ownership of us, laws, regulations and policies adopted or enforced by the Government of Japan may adversely affect our activities and investments and those of our subsidiaries in the future.

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

ITEM 3.  MARKET RISK

     A complete explanation concerning our market risk exposure is incorporated by reference from the text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10-K for the year ended December 31, 2002 and by reference to Part I, Item 2 of this document under the captions "Quantitative and Qualitative Disclosure about Interest Rate Risk Management (Other Than Trading)," "Liquidity," and "Certain Business Risk Factors."

ITEM 4. CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of March 31, 2003, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (Exchange Act) are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms.

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

     Union Bank of California, our major subsidiary (the Bank), has been named in two suits pending in the United States District Court for the Central District of California, Christensen v. Union Bank of California (formerly captioned as Rockoff v Union Bank of California et al)(filed December 21, 2001) and Neilson v Union Bank of California et al (filed September 4, 2002), and one suit in Los Angeles County Superior Court, Kilpatrick v Orrick Harrington & Sutcliffe, et al, (filed April 22, 2003 as to the Bank). The plaintiffs in these suits collectively seek in excess of $250 million alleged to have been lost by those who invested money in various investment arrangements conducted by an individual named Reed Slatkin. Mr. Slatkin is alleged to have been operating a fraudulent investment scheme commonly referred to as a "Ponzi" scheme. The plaintiffs in the Christensen case are various investors in the arrangements conducted by Mr. Slatkin and the plaintiffs in the Neilson case include both investors and the trustee of Mr. Slatkin's bankruptcy estate. A substantial majority of those who invested with Mr. Slatkin had no relationship with the Bank. A small minority, comprising less than five percent of the investors, had custodial accounts with the Bank. The Neilson case seeks to impose liability upon the Bank and two other financial institutions for both the losses suffered by those custodial customers as well as investors who had no relationship with the Bank. The plaintiff in the Kilpatrick case is an individual investor who seeks recovery of funds placed in an account for a limited liability company which he formed with Slatkin.

     Another suit has been filed with regard to an unrelated "Ponzi" scheme perpetrated by PinnFund, USA, located in San Diego, California. The victims of this scheme have filed suit against the Bank seeking $235 million. They assert that the Bank improperly opened and administered a deposit account, which was used by PinnFund in furtherance of the fraud.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Shareholders on April 23, 2003 ("Annual Meeting"):

     DIRECTORS:  Each of the following persons was elected as a director to hold
office  until  the  2004  Annual  Meeting  of   Shareholders  or  until  earlier
retirement, resignation or removal.


NOMINEE                                      FOR            WITHHELD
---------------------------------------  -----------       ----------
David R. Andrews.......................  130,710,843       16,719,455
L. Dale Crandall.......................  130,704,785       16,725,513
Richard D. Farman......................  146,619,580          810,717
Stanley F. Farrar......................  146,613,958          816,339
Michael J. Gillfillan..................  135,750,466       11,679,832
Richard C. Hartnack....................  146,603,769          826,529
Kaoru Hayama...........................  146,588,985          841,312
Norimichi Kanari.......................  146,605,273          825,024
Satoru Kishi...........................  122,312,537       25,117,760
Monica C. Lozano.......................  146,607,666          822,631

NOMINEE                                      FOR            WITHHELD
---------------------------------------  -----------       ----------
Mary S. Metz...........................  130,655,666       16,774,631
Takahiro Moriguchi.....................  145,961,740        1,468,558
J. Fernando Niebla.....................  146,601,287          829,010
Charles R. Rinehart....................  135,674,894       11,755,403
Carl W. Robertson......................  146,602,322          827,975
Takaharu Saegusa.......................  146,266,920        1,163,377
Robert M. Walker.......................  146,570,441          859,857


     PROPOSAL TO CHANGE STATE OF INCORPORATION: Proposal No. 2 to change UnionBanCal Corporation's state of incorporation from California to Delaware received the following votes:


     For:                 124,211,679
     Against:              16,338,848
     Abstain:                 396,681


     AUDITORS: Proposal No. 3 to ratify the selection of Deloitte & Touche LLP as independent auditors of UnionBanCal Corporation received the following votes:


     For:                 127,287,113
     Against:              17,845,989
     Abstain:                  59,313


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)       EXHIBITS:


  NO.                                 DESCRIPTION
-------   ----------------------------------------------------------------------

  2.0     Agreement  and Plan of  Merger,  dated as of March  11,  2003  between
          UnionBanCal  Corporation,   a  Delaware  Corporation  and  UnionBanCal
          Corporation, a California Corporation(1)

 99.1     Certification  of the Chief  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

 99.2     Certification  of the Chief  Financial  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

-----------

(1) Incorporated by reference to Annex A to the UnionBanCal Definitive Proxy Statement on Schedule 14A, filed on March 20, 2003

(2)  Provided herewith

(B)  REPORTS ON FORM 8-K

     We filed a report on Form 8-K on January 7, 2003 reporting under Item 5 and
Item 7 thereof to file certain exhibits in connection with UnionBanCal's Registration Statement on Form S-23 (file No. 333-03040)

     We furnished a report on Form 8-K on March 14, 2003 reporting under Item 9 thereof, which included the written certification statements of our chief executive officer and chief financial officer with respect to our annual report on Form 10-K for the period ended December 31, 2002, filed with the Securities and Exchange Commission on March 14, 2003, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350).

     We furnished a report on Form 8-K on April 16, 2003 reporting under Item 9 thereof that UnionBanCal Corporation issued a press release concerning earnings for the first quarter of 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UnionBanCal Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      UNIONBANCAL CORPORATION
                                            (Registrant)



                        By:             /S/ NORIMICHI KANARI
                           ------------------------------------------------
                                            Norimichi Kanari
                                 PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                     (Principal Executive Officer)


                        By:            /S/ DAVID I. MATSON
                           ------------------------------------------------
                                           David I. Matson
                                      EXECUTIVE VICE PRESIDENT
                                    AND CHIEF FINANCIAL OFFICER
                                   (Principal Financial Officer)


                        By:           /S/ DAVID A. ANDERSON
                           -------------------------------------------------
                                          David A. Anderson
                                  SENIOR VICE PRESIDENT AND CONTROLLER
                                      (Principal Accounting Officer)



                        Date:  May 14, 2003

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

Date: May 14, 2003



                                      By:         /S/ NORIMICHI KANARI
                                         ---------------------------------------
                                                      Norimichi Kanari
                                                        PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER

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

Date: May 14, 2003



                          By:               /S/ DAVID I. MATSON
                             ---------------------------------------------------
                                                David I. Matson
                                         EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                          (Principal Financial Officer)