Form 10-K/A
period 2002-12-31
UNIONBANCAL CORP
filed 2003-07-10
CIK 1011659

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

INCORPORATED DOCUMENT                                      LOCATION IN FORM 10-K
Portions of the Proxy Statement for the April 23, 2003            Part III
Annual Meeting of Shareholders

================================================================================

                                EXPLANATORY NOTE

     After filing our Annual Report on Form 10-K for the year ended December 31, 2002, we discovered a tabulation error in the Consolidated Statements of Cash Flows. This error caused the "other, net of acquisitions" line within "cash flows from operating activities" to be overstated by $542 million, with a corresponding offset in "net decrease (increase) in loans" within "cash flows from investing activities."

     Accordingly, we are filing this 10-K/A for the purpose of correcting this error and we have amended Items 8 and 15 (pages F-46 through F-98) of our Annual Report on Form 10-K for the year ended December 31, 2002 by restating the Consolidated Statements of Cash Flows. Such correction has no impact on the Company's financial position or results of operations.

                                      INDEX

                                                                      PAGE
                                                                      ----

PART II
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................  1, F-46

PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
     FORM 8-K..........................................................  1
SIGNATURES............................................................. II-1
CERTIFICATIONS......................................................... II-4

                                     PART II



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-46 through F-98 of this Form 10-K/A.


                                     PART IV



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

(A)(3) EXHIBITS

 NO.                                 DESCRIPTION
----       ---------------------------------------------------------------------
 3.1       Restated Articles of Incorporation of the Registrant, as amended(1)
 3.2       By-laws of the Registrant, as amended December 4, 2002(2)
10.1 UnionBanCal Corporation Management Stock Plan. (As restated effective June 1, 1997)*(3)
10.2 Union Bank of California Deferred Compensation Plan. (January 1,1997, Restatement, as amended November 21, 1996)*(4)
10.3 Union Bank of California Senior Management Bonus Plan. (Effective January 1, 2000)*(5)
10.4       Richard C. Hartnack Employment Agreement. (Effective January 1, 1998)
           *(6)
10.5       Robert M. Walker Employment Agreement.(Effective January 1, 1998)*(6)
10.6 Union Bank of California, N.A. Supplemental Executive Retirement Plan. (Effective January 1, 1988) (Amended and restated as of January 1, 1997)*(3)
10.7 Union Bank Financial Services Reimbursement Program. (Effective January 1, 1996)*(7)
10.8 1997 UnionBanCal Corporation Performance Share Plan, as amended. (As amended, effective January 1, 2001)*(5)
10.9 Service Agreement Between Union Bank of California and The Bank of Tokyo-Mitsubishi Ltd. (Effective October 1, 1997)*(3)
10.10 Year 2000 UnionBanCal Corporation Management Stock Plan. (As restated effective January 1, 2000)*(8)
10.11 Union Bank of California, N.A. Supplemental Retirement Plan for Policy Making Officers (Effective November 1, 1999)(9)
10.12      Philip B. Flynn Employment Agreement (Effective September 21, 2000)*
           (10)
10.13      David I. Matson Employment Agreement (Effective January 1, 1998)*(2)
12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(2)
21.1       Subsidiaries of the Registrant(2)
23.1       Consent of Deloitte & Touche LLP(11)
24.1       Power of Attorney(2)
24.2       Resolution of Board of Directors(2)
99.1       Certification  of the Chief Executive  Officer  pursuant to 18 U.S.C.
           Section   1350,   as  adopted   pursuant   to  Section   906  of  the
           Sarbanes-Oxley Act of 2002(11)
99.2       Certification  of the Chief Financial  Officer  pursuant to 18 U.S.C.
           Section   1350,   as  adopted   pursuant   to  Section   906  of  the
           Sarbanes-Oxley Act of 2002(11)

__________
(1) Incorporated by reference to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1998.
(2) Incorporated by reference to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 2002.
(3) Incorporated by reference to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1997.
(4) Incorporated by reference to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1996.
(5) Incorporated by reference to the UnionBanCal Corporation Definitive Proxy Statement on Form 14A filed on March 27, 2001.
(6) Incorporated by reference to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(7) Incorporated by reference to the UnionBanCal Corporation Current Report on Form 8-K dated April 1, 1996.
(8) Incorporated by reference to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(9) Incorporated by reference to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(10) Incorporated by reference to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 2001.
(11) Filed herewith.
*    Management contract or compensatory plan, contract or arrangement.

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


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                              _________________________________________________
(DOLLARS IN THOUSANDS)                                                             2000               2001               2002
________________________________________________________________________      ___________        ___________        ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................      $   439,900        $   481,428        $   527,903
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses.........................................          440,000            285,000            175,000
    Depreciation, amortization and accretion............................           72,710             81,487             87,040
    Provision for deferred income taxes.................................           13,709             58,655             38,448
    Loss (gain) on sales of securities available for sale, net..........           (8,784)            (8,654)             3,796
    Net increase in prepaid expenses....................................          (23,724)           (44,746)          (167,188)
    Net increase (decrease) in accrued expenses.........................          (85,537)           172,605            144,329
    Net (increase) decrease in trading account assets...................         (159,760)           109,998            (46,324)
    Other, net of acquisitions..........................................          (88,398)           (46,174)          (254,319)
                                                                              ___________        ___________        ___________
      Total adjustments.................................................          160,216            608,171            (19,218)
                                                                              ___________        ___________        ___________
Net cash provided by operating activities...............................          600,116          1,089,599            508,685
                                                                              ___________        ___________        ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale..................          422,881            931,479            187,556
  Proceeds from matured and called securities available for sale........          847,158          1,007,273          1,472,573
  Purchases of securities available for sale............................       (2,056,594)        (3,510,621)        (3,116,001)
  Proceeds from matured and called securities held to maturity..........           23,003                 --                 --
  Net purchases of premises and equipment...............................         (163,716)           (95,041)           (87,521)
  Net decrease (increase) in loans......................................         (391,672)           766,089         (1,374,958)
  Net cash received in acquisitions.....................................               --                 --             86,590
  Other, net............................................................            5,433              7,313             12,425
                                                                              ___________        ___________        ___________
  Net cash used in investing activities.................................       (1,313,507)          (893,508)        (2,819,336)
                                                                              ___________        ___________        ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..............................................        1,026,576          1,273,016          3,852,835
  Net increase (decrease) in federal funds purchased and securities sold
  under repurchase agreements...........................................          230,868           (968,853)           (84,435)
  Net increase (decrease) in commercial paper and other borrowed funds..           34,441           (104,180)          (225,031)
  Proceeds from issuance of medium-term debt............................               --            200,000                 --
  Maturity and redemption of subordinated debt..........................          (98,000)                --                 --
  Common stock repurchased..............................................         (130,642)          (107,629)          (385,960)
  Payments of cash dividends............................................         (162,575)          (158,406)          (164,440)
  Stock options exercised...............................................            1,784             13,733             75,311
  Other, net............................................................           (2,426)            11,577              1,655
                                                                              ___________        ___________        ___________
  Net cash provided by financing activities.............................          900,026            159,258          3,069,935
                                                                              ___________        ___________        ___________
Net increase in cash and cash equivalents...............................          186,635            355,349            759,284
Cash and cash equivalents at beginning of year..........................        3,158,133          3,322,979          3,664,954
Effect of exchange rate changes on cash and cash equivalents............          (21,789)           (13,374)            17,884
                                                                              ___________        ___________        ___________
Cash and cash equivalents at end of year................................      $ 3,322,979        $ 3,664,954        $ 4,442,122
                                                                              ===========        ===========        ===========
CASH PAID DURING THE YEAR FOR:
  Interest..............................................................      $   883,706        $   747,271        $   311,299
  Income taxes..........................................................          260,117             99,735            166,875
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisitions:
    Fair value of assets acquired.......................................               --                 --        $   571,065
      Purchase price:
  Cash..................................................................               --                 --            (52,524)
  Stock issued..........................................................               --                 --            (54,830)
                                                                              ___________        ___________        ___________
    Fair value of liabilities assumed...................................      $        --        $        --        $   463,711
                                                                              ===========        ===========        ===========
  Loans transferred to foreclosed assets (OREO) and/or distressed
    loans held for sale.................................................      $     9,924        $     1,677        $       826
  Securities transferred from held to maturity to available for sale....               --             23,529                 --
  Debt assumed in purchase of building..................................           47,955                 --                 --


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



                                        Date:  July 10, 2003

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
                                                         Director
       Takaharu Saegusa

              SIGNATURE                                    TITLE
              ---------                                    -----


               *
_____________________________________
                                                         Director
       Robert M. Walker



_____________________________________
                                                         Director
        Kenji Yoshizawa





*By:       /s/JOHN H. MCGUCKIN, JR.
    ____________________________________
              John H. McGuckin, Jr.
                ATTORNEY-IN-FACT


Dated: July 10, 2003

CERTIFICATIONS

I, Norimichi Kanari, certify that:

1. I have reviewed this amended annual report on Form 10-K/A (the "annual report") of UnionBanCal Corporation (the Registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

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


                                       By:      /s/ NORIMICHI KANARI
                                          _____________________________________
                                                    Norimichi Kanari
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
Date: July 10, 2003                           (Principal Executive Officer)

I, David I. Matson, certify that:

1. I have reviewed this amended annual report on Form 10-K/A (the "annual report") of UnionBanCal Corporation (the Registrant);

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


                                       By:      /s/ DAVID I. MATSON
                                          _____________________________________
                                                    David I. Matson
                                          EXECUTIVE VICE PRESIDENT AND CHIEF
                                                   FINANCIAL OFFICER
Date: July 10, 2003                          (Principal Financial Officer)