Form 10-Q
period 2003-06-30
UNIONBANCAL CORP
filed 2003-08-14
CIK 1011659

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

   Number of shares of Common Stock outstanding at July 31, 2003: 151,287,777


================================================================================

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I
FINANCIAL INFORMATION
    Consolidated Financial Highlights.......................................   2
    Item 1. Financial Statements:
      Condensed Consolidated Statements of Income...........................   4
      Condensed Consolidated Balance Sheets.................................   5
      Condensed Consolidated Statements of Changes in Shareholders' Equity..   6
      Condensed Consolidated Statements of Cash Flows.......................   7
      Notes to Condensed Consolidated Financial Statements..................   8
    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
      Introduction..........................................................  20
      Summary...............................................................  21
      Business Segments.....................................................  22
      Net Interest Income...................................................  32
      Noninterest Income....................................................  35
      Noninterest Expense...................................................  37
      Income Tax Expense....................................................  38
      Loans.................................................................  39
      Cross-Border Outstandings.............................................  40
      Provision for Credit Losses...........................................  40
      Allowance for Credit Losses...........................................  41
      Nonperforming Assets..................................................  45
      Loans 90 Days or More Past Due and Still Accruing.....................  45
      Quantitative and Qualitative Disclosure about Interest Rate Risk
        Management (Other Than Trading).....................................  46
      Liquidity Risk........................................................  49
      Regulatory Capital....................................................  50
      Certain Business Risk Factors.........................................  51
    Item 3. Quantitative and Qualitative Disclosure About Market Risk.......  55
    Item 4. Controls and Procedures.........................................  55
PART II
OTHER INFORMATION
    Item 1. Legal Proceedings...............................................  56
    Item 4. Submission of Matters to a Vote of Security Holders.............  56
    Item 6. Exhibits and Reports on Form 8-K................................  57
Signatures..................................................................  58

                          PART I. FINANCIAL INFORMATION

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)


                                                                    AS OF AND FOR THE THREE MONTHS ENDED
                                                                 -----------------------------------------
                                                                   JUNE 30,           JUNE 30,     PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                        2002               2003       CHANGE
------------------------------------------------------------     -----------        -----------    -------

RESULTS OF OPERATIONS:
  Net interest income(1)....................................     $   386,298        $   386,422       0.03%
  Provision for credit losses...............................          50,000             25,000     (50.00)
  Noninterest income........................................         175,606            203,171      15.70
  Noninterest expense.......................................         316,623            351,004      10.86
                                                                 -----------        -----------
  Income before income taxes(1).............................         195,281            213,589       9.38
  Taxable-equivalent adjustment.............................             537                645      20.11
  Income tax expense........................................          64,802             68,186       5.22
                                                                 -----------        -----------
  Net income................................................     $   129,942        $   144,758      11.40%
                                                                 ===========        ===========

PER COMMON SHARE:
  Net income--basic.........................................     $      0.83        $      0.96      15.66%
  Net income--diluted.......................................            0.81               0.96      18.52
  Dividends(2)..............................................            0.28               0.31      10.71
  Book value (end of period)................................           23.94              25.79       7.73
  Common shares outstanding (end of period).................     157,718,215        149,993,652      (4.90)
  Weighted average common shares outstanding--basic.........     157,314,527        150,046,659      (4.62)
  Weighted average common shares outstanding--diluted.......     159,675,924        151,489,337      (5.13)
BALANCE SHEET (END OF PERIOD):
  Total assets..............................................     $36,136,725        $42,668,834      18.08%
  Total loans...............................................      25,592,306         25,668,660       0.30
  Nonaccrual loans..........................................         414,482            379,487      (8.44)
  Nonperforming assets......................................         414,972            379,758      (8.49)
  Total deposits............................................      28,833,365         35,365,260      22.65
  Medium and long-term debt.................................         406,869            420,853       3.44
  Trust preferred securities................................         366,265            360,166      (1.67)
  Shareholders' equity......................................       3,775,663          3,868,959       2.47
BALANCE SHEET (PERIOD AVERAGE):
  Total assets..............................................     $35,730,492        $39,776,349      11.32%
  Total loans...............................................      25,578,846         26,517,316       3.67
  Earning assets............................................      32,674,628         36,074,488      10.41
  Total deposits............................................      28,222,245         32,587,173      15.47
  Shareholders' equity......................................       3,749,035          3,919,276       4.54
FINANCIAL RATIOS:
  Return on average assets(3)...............................            1.46%              1.46%
  Return on average shareholders' equity(3).................           13.90              14.81
  Efficiency ratio(4).......................................           56.35              59.53
  Net interest margin(1)....................................            4.74               4.29
  Dividend payout ratio.....................................           33.73              32.29
  Tangible equity ratio.....................................           10.16               8.59
  Tier 1 risk-based capital ratio...........................           11.90              11.44
  Total risk-based capital ratio............................           13.65              13.06
  Leverage ratio............................................           10.77               9.63
  Allowance for credit losses to total loans................            2.44               2.17
  Allowance for credit losses to nonaccrual loans...........          150.78             147.11
  Net loans charged off to average total loans(3)...........            0.90               0.80
  Nonperforming assets to total loans and foreclosed assets.            1.62               1.48
  Nonperforming assets to total assets......................            1.15               0.89


-------------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.

(3)  Annualized.

(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent basis) and noninterest income. Foreclosed asset expense (income) was ($13) thousand for the second quarter of 2002 and nil for the second quarter of 2003.



                          PART I. FINANCIAL INFORMATION

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)

                                                                    AS OF AND FOR THE SIX MONTHS ENDED
                                                                ------------------------------------------
                                                                  JUNE 30,           JUNE 30,      PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                       2002               2003        CHANGE
------------------------------------------------------------    -----------        -----------     -------
RESULTS OF OPERATIONS:
  Net interest income(1)....................................    $   767,271        $   777,826        1.38%
  Provision for credit losses...............................        105,000             55,000      (47.62)
  Noninterest income........................................        335,349            388,942       15.98
  Noninterest expense.......................................        628,278            693,604       10.40
                                                                -----------        -----------
  Income before income taxes(1).............................        369,342            418,164       13.22
  Taxable-equivalent adjustment.............................          1,070              1,269       18.60
  Income tax expense........................................        123,553            136,620       10.58
                                                                -----------        -----------
  Net income................................................    $   244,719        $   280,275       14.53%
                                                                ===========        ===========

PER COMMON SHARE:
  Net income--basic.........................................    $      1.56        $      1.86       19.23%
  Net income--diluted.......................................           1.54               1.85       20.13
  Dividends(2)..............................................           0.53               0.59       11.32
  Book value (end of period)................................          23.94              25.79        7.73
  Common shares outstanding (end of period).................    157,718,215        149,993,652       (4.90)
  Weighted average common shares outstanding--basic.........    156,774,339        150,329,939       (4.11)
  Weighted average common shares outstanding--diluted.......    158,534,791        151,746,328       (4.28)
BALANCE SHEET (END OF PERIOD):
  Total assets..............................................    $36,136,725        $42,668,834       18.08%
  Total loans...............................................     25,592,306         25,668,660        0.30
  Nonaccrual loans..........................................        414,482            379,487       (8.44)
  Nonperforming assets......................................        414,972            379,758       (8.49)
  Total deposits............................................     28,833,365         35,365,260       22.65
  Medium and long-term debt.................................        406,869            420,853        3.44
  Trust preferred securities................................        366,265            360,166       (1.67)
  Shareholders' equity......................................      3,775,663          3,868,959        2.47
BALANCE SHEET (PERIOD AVERAGE):
  Total assets..............................................    $35,408,797        $39,066,221       10.33%
  Total loans...............................................     25,354,548         26,619,618        4.99
  Earning assets............................................     32,327,489         35,454,075        9.67
  Total deposits............................................     27,897,401         31,836,948       14.12
  Shareholders' equity......................................      3,687,244          3,896,909        5.69
FINANCIAL RATIOS:
  Return on average assets(3)...............................           1.39%              1.45%
  Return on average shareholders' equity(3).................          13.38              14.50
  Efficiency ratio(4).......................................          56.97              59.44
  Net interest margin(1)....................................           4.77               4.41
  Dividend payout ratio.....................................          33.97              31.72
  Tangible equity ratio.....................................          10.16               8.59
  Tier 1 risk-based capital ratio...........................          11.90              11.44
  Total risk-based capital ratio............................          13.65              13.06
  Leverage ratio............................................          10.77               9.63
  Allowance for credit losses to total loans................           2.44               2.17
  Allowance for credit losses to nonaccrual loans...........         150.78             147.11
  Net loans charged off to average total loans(3)...........           0.93               0.80
  Nonperforming assets to total loans and foreclosed assets.           1.62               1.48
  Nonperforming assets to total assets......................           1.15               0.89


------------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.

(3)  Annualized.

(4) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent basis) and noninterest income. Foreclosed asset expense was $112 thousand and $51 thousand for the first six months of 2002 and 2003, respectively.


ITEM 1. FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,              ENDED JUNE 30,
                                                                 ----------------------      ---------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                      2002          2003          2002         2003
--------------------------------------------------------------   --------      --------      --------     --------

INTEREST INCOME
  Loans.......................................................   $378,572      $354,913      $754,370     $717,888
  Securities..................................................     78,244        78,036       159,580      157,899
  Interest bearing deposits in banks..........................        629         1,130         1,125        2,092
  Federal funds sold and securities purchased under resale
    agreements................................................      4,828         4,001         8,887        5,678
  Trading account assets......................................        930           943         1,621        1,870
                                                                 --------      --------      --------     --------
    Total interest income.....................................    463,203       439,023       925,583      885,427
                                                                 --------      --------      --------     --------
INTEREST EXPENSE
  Domestic deposits...........................................     55,411        40,217       115,346       81,788
  Foreign deposits............................................      6,105         2,811        12,369        6,017
  Federal funds purchased and securities sold under
    repurchase agreements.....................................      1,396           747         3,345        2,074
  Commercial paper............................................      4,536         2,946         8,510        5,674
  Medium and long-term debt...................................      2,411         1,818         4,823        3,684
  UnionBanCal Corporation--obligated mandatorily
    redeemable preferred securities of subsidiary
    grantor trust.............................................      3,948         3,652         7,911        7,323
  Other borrowed funds........................................      3,635         1,055         7,078        2,310
                                                                 --------      --------      --------     --------
    Total interest expense....................................     77,442        53,246       159,382      108,870
                                                                 --------      --------      --------     --------
NET INTEREST INCOME...........................................    385,761       385,777       766,201      776,557
  Provision for credit losses.................................     50,000        25,000       105,000       55,000
                                                                 --------      --------      --------     --------
    Net interest income after provision for credit
      losses..................................................    335,761       360,777       661,201      721,557
                                                                 --------      --------      --------     --------
NONINTEREST INCOME
  Service charges on deposit accounts.........................     69,869        77,942       136,012      150,229
  Trust and investment management fees........................     37,587        33,141        74,312       65,816
  International commissions and fees..........................     19,239        21,276        37,462       40,889
  Insurance commissions.......................................      6,252        15,706        13,405       28,711
  Card processing fees, net...................................      8,736         9,340        17,275       19,022
  Brokerage commissions and fees..............................      9,275         8,729        18,907       17,595
  Foreign exchange trading gains, net.........................      7,011         6,958        13,459       13,892
  Merchant banking fees.......................................      9,081         6,191        16,026       12,209
  Securities gains, net.......................................      1,969         9,013         1,969        9,013
  Other.......................................................      6,587        14,875         6,522       31,566
                                                                 --------      --------      --------     --------
    Total noninterest income..................................    175,606       203,171       335,349      388,942
                                                                 --------      --------      --------     --------
NONINTEREST EXPENSE
  Salaries and employee benefits..............................    186,100       198,929       364,976      397,036
  Net occupancy...............................................     25,029        32,866        48,410       60,502
  Equipment...................................................     15,967        16,354        32,307       33,025
  Communications..............................................     12,568        13,354        26,509       27,198
  Professional services.......................................     10,936        13,566        20,439       25,580
  Data processing.............................................      7,540         7,744        16,531       16,228
  Foreclosed asset expense (income)...........................        (13)           --           112           51
  Other.......................................................     58,496        68,191       118,994      133,984
                                                                 --------      --------      --------     --------
    Total noninterest expense.................................    316,623       351,004       628,278      693,604
                                                                 --------      --------      --------     --------
  Income before income taxes..................................    194,744       212,944       368,272      416,895
  Income tax expense..........................................     64,802        68,186       123,553      136,620
                                                                 --------      --------      --------     --------
NET INCOME....................................................   $129,942      $144,758      $244,719     $280,275
                                                                 ========      ========      ========     ========
NET INCOME PER COMMON SHARE--BASIC............................   $   0.83      $   0.96      $   1.56     $   1.86
                                                                 ========      ========      ========     ========
NET INCOME PER COMMON SHARE--DILUTED..........................   $   0.81      $   0.96      $   1.54     $   1.85
                                                                 ========      ========      ========     ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC.............    157,315       150,047       156,774      150,330
                                                                 ========      ========      ========     ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED...........    159,676       151,489       158,535      151,746
                                                                 ========      ========      ========     ========



     See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            (UNAUDITED)                           (UNAUDITED)
                                                                              JUNE 30,         DECEMBER 31,         JUNE 30,
(DOLLARS IN THOUSANDS)                                                          2002               2002               2003
-------------------------------------------------------------------------   -----------        -----------        -----------
ASSETS
Cash and due from banks..................................................   $ 2,046,286        $ 2,823,573         $3,096,509
Interest bearing deposits in banks.......................................       153,423            278,849            212,746
Federal funds sold and securities purchased under resale agreements......       640,500          1,339,700          1,624,552
                                                                            -----------        -----------        -----------
  Total cash and cash equivalents........................................     2,840,209          4,442,122          4,933,807
Trading account assets...................................................       365,784            276,021            387,928
Securities available for sale:
  Securities pledged as collateral.......................................       133,219            157,823            154,961
  Held in portfolio......................................................     5,673,609          7,109,498          9,438,110
Loans (net of allowance for credit losses: June 30, 2002, $624,948;
  December 31, 2002, $609,190; June 30, 2003, $558,282)..................    24,967,358         25,828,893         25,110,378
Due from customers on acceptances........................................       119,072             62,469             81,560
Premises and equipment, net..............................................       500,584            504,666            498,708
Intangible assets........................................................        23,965             38,518             46,240
Goodwill.................................................................        92,924            150,542            178,591
Other assets.............................................................     1,420,001          1,599,221          1,838,551
                                                                            -----------        -----------        -----------
  Total assets...........................................................   $36,136,725        $40,169,773        $42,668,834
                                                                            ===========        ===========        ===========

LIABILITIES
Domestic deposits:
  Noninterest bearing....................................................   $12,938,634        $15,537,906        $17,198,024
  Interest bearing.......................................................    14,267,606         15,258,479         16,494,167
Foreign deposits:
  Noninterest bearing....................................................       315,416            583,836            490,314
  Interest bearing.......................................................     1,311,709          1,460,594          1,182,755
                                                                            -----------        -----------        -----------
  Total deposits.........................................................    28,833,365         32,840,815         35,365,260
Federal funds purchased and securities sold under repurchase agreements..       318,365            334,379            337,785
Commercial paper.........................................................       955,328          1,038,982            835,268
Other borrowed funds.....................................................       395,826            267,047            238,239
Acceptances outstanding..................................................       119,072             62,469             81,560
Other liabilities........................................................       965,972          1,083,836          1,160,744
Medium and long-term debt................................................       406,869            418,360            420,853
UnionBanCal Corporation--obligated mandatorily redeemable preferred
  securities of subsidiary grantor trust.................................       366,265            365,696            360,166
                                                                            -----------        -----------        -----------
  Total liabilities......................................................    32,361,062         36,411,584         38,799,875
                                                                            -----------        -----------        -----------
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock:
  Authorized 5,000,000 shares, no shares issued or outstanding as of June
  30, 2002, December 31, 2002, and June 30, 2003.........................            --                 --                 --
Common stock--no stated value:
  Authorized 300,000,000 shares, issued 157,718,215 shares as of June 30,
  2002, 150,702,363 shares as of December 31, 2002, and 149,993,652 shares
  as of June 30, 2003....................................................     1,222,571            926,460            894,979
Retained earnings........................................................     2,393,132          2,591,635          2,783,314
Accumulated other comprehensive income...................................       159,960            240,094            190,666
                                                                            -----------        -----------        -----------
  Total shareholders' equity.............................................     3,775,663          3,758,189          3,868,959
                                                                            -----------        -----------        -----------
  Total liabilities and shareholders' equity.............................   $36,136,725        $40,169,773        $42,668,834
                                                                            ===========        ===========        ===========

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                                                 -----------------------------------------------------
(DOLLARS IN THOUSANDS                                                      2002                          2003
------------------------------------------------------------     -----------------------       -----------------------
COMMON STOCK
  Balance, beginning of period..............................     $1,181,925                    $  926,460
  Dividend reinvestment plan................................             72                            24
  Deferred compensation - restricted stock..................            (15)                           --
  Stock options exercised...................................         70,564                        13,324
  Stock issued in bank acquisitions.........................         23,852                            --
  Common stock repurchased(1)...............................        (53,827)                      (44,829)
                                                                 ----------                    ----------
    Balance, end of period..................................     $1,222,571                    $  894,979
                                                                 ----------                    ----------
RETAINED EARNINGS
  Balance, beginning of period..............................     $2,231,384                    $2,591,635
  Net income................................................        244,719     $244,719          280,275     $280,275
  Dividends on common stock(2)..............................        (83,077)                      (88,707)
  Deferred compensation - restricted stock..................            106                           111
                                                                 ----------                    ----------
    Balance, end of period..................................     $2,393,132                    $2,783,314
                                                                 ----------                    ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance, beginning of period..............................     $  132,933                    $  240,094
  Unrealized net gains on cash fllow hedges, net of tax
   expense of $23,776 and $22,289 in the first six months
   of 2002 and 2003, respectively...........................                      38,383                        35,983
  Less: reclassification adjustment for net gains on
   cash flow hedges included in net income, net of tax
   expense of $21,285 and $27,236 in the first six
   months of 2002 and 2003, respectively....................                     (34,361)                      (43,968)
                                                                                --------                      --------
  Net increase (reduction) in unrealized gains on cash
   flow hedges..............................................                       4,022                        (7,985)
  Unrealized holding gains (losses) arising during the
   period on securities available for sale, net of tax
   expense (benefit) of $14,039 and $(22,296) in the
   first six months of 2002 and 2003, respectively..........                      22,664                       (35,995)
  Less: reclassification adjustment for gains on
   securities available for sale included in net income,
   net of tax expense of $753 and $3,447 in the first
   six months of 2002 and 2003, respectively................                      (1,216)                       (5,566)
                                                                                --------                      --------
  Net unrealized gains (losses) on securities available
   for sale.................................................                      21,448                       (41,561)
  Foreign currency translation adjustment, net of tax
   expense of $964 and $73 in the first six months of
   2002 and 2003, respectively..............................                       1,557                           118
                                                                                --------                      --------
  Other comprehensive income (loss).........................         27,027       27,027          (49,428)     (49,428)
                                                                 ----------     --------       ----------     --------
  Total comprehensive income................................                    $271,746                      $230,847
                                                                                ========                      ========
    Balance, end of period..................................     $  159,960                    $  190,666
                                                                 ----------                    ----------
      TOTAL SHAREHOLDERS' EQUITY............................     $3,775,663                    $3,868,959
                                                                 ==========                    ==========

---------------------------------

(1)  Common stock repurchased includes commission costs.

(2) Dividends per share were $0.53 and $0.59 for the first six months of 2002 and 2003, respectively. Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

     See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    FOR THE SIX MONTHS
                                                                                       ENDED JUNE 30,
                                                                               -----------------------------
(DOLLARS IN THOUSANDS)                                                            2002               2003
----------------------------------------------------------------------------   ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................................   $  244,719         $  280,275
   Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses.............................................      105,000             55,000
    Depreciation, amortization and accretion................................       39,605             61,742
    Provision for deferred income taxes.....................................       28,359             44,876
    Gains on securities available for sale..................................       (1,969)            (9,013)
    Net increase in prepaid expenses........................................      (86,060)           (83,845)
    Net (increase) decrease in fees and other charges receivable............       21,599            (94,140)
    Net increase in trading account assets..................................     (136,087)          (111,907)
    Loans originated for resale.............................................      (91,603)           (55,608)
    Net proceeds from sale of loans originated for resale...................       97,222             57,029
    Other, net..............................................................     (165,258)           (34,102)
                                                                               ----------         ----------
    Total adjustments.......................................................     (189,192)          (169,968)
                                                                               ----------         ----------
  Net cash provided by operating activities.................................       55,527            110,307
                                                                               ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale......................      125,688             35,296
  Proceeds from matured and called securities available for sale............      584,878          1,506,572
  Purchases of securities available for sale................................     (772,509)        (3,907,936)
  Net (increase) decrease in loans..........................................     (598,028)           643,659
  Net cash received (paid) in acquisitions..................................       64,689            (29,860)
  Other, net................................................................      (29,140)           (46,370)
                                                                               ----------         ----------
    Net cash used in investing activities...................................     (624,422)        (1,798,639)
                                                                               ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..................................................       72,541          2,524,445
  Net increase (decrease) in federal funds purchased and securities
   sold under repurchase agreements.... ....................................     (100,449)             3,406
  Net decrease in commercial paper and other borrowed funds.................     (179,906)          (232,522)
  Common stock repurchased..................................................      (53,827)           (44,829)
  Payments of cash dividends................................................      (78,165)           (84,413)
  Stock options exercised...................................................       70,564             13,324
  Other, net................................................................        1,629                142
                                                                               ----------         ----------
    Net cash provided by (used in) financing activities.....................     (267,613)         2,179,553
                                                                               ----------         ----------
Net increase (decrease) in cash and cash equivalents........................     (836,508)           491,221
Cash and cash equivalents at beginning of period............................    3,664,954          4,442,122
Effect of exchange rate changes on cash and cash equivalents................       11,763                464
                                                                               ----------         ----------
Cash and cash equivalents at end of period..................................   $2,840,209         $4,933,807
                                                                               ==========         ==========


CASH PAID DURING THE PERIOD FOR:
  Interest..................................................................   $  168,806         $  117,463
  Income taxes..............................................................       73,098             51,197
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Acquisitions:
    Fair value of assets acquired...........................................   $  256,276         $   47,988
      Purchase price:
      Cash..................................................................      (20,940)           (40,300)
      Stock issued..........................................................      (23,852)                --
                                                                               ----------         ----------
    Liabilities assumed.....................................................   $  211,484         $    7,688
                                                                               ==========         ==========



See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K/A for the year ended December 31, 2002. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

     UnionBanCal Corporation is a commercial bank holding company and has, as its major subsidiary, a banking subsidiary, Union Bank of California, N.A. (the
Bank). The Company provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, but also nationally and internationally.

     Since November 1999 through June 30, 2003, the Company has announced stock repurchase plans totaling $500 million. The Company repurchased $86 million, $27 million, and $18 million of common stock in 2002, the first quarter of 2003, and the second quarter of 2003, respectively, as part of these repurchase plans. As of June 30, 2003, $115 million of the Company's common stock is authorized for repurchase. In addition, on August 27, 2002, the Company announced that it purchased $300 million of its common stock from its majority owner, The Bank of Tokyo-Mitsubishi, Ltd. (BTM), which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group, Inc. At June 30, 2003, BTM owned approximately 66 percent of the Company's outstanding common stock.

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

     As allowed under the provisions of SFAS No. 123, as amended, the Company has chosen to continue to recognize compensation expense using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS (CONTINUED)

Employees" and related Interpretations. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price of the Company's stock at the date of grant exceeds the stock option exercise price.

     At June 30, 2003, the Company has two stock-based employee compensation plans. For further discussion concerning our stock-based employee compensation plans see Note 14--"Management Stock Plan" of the Notes to Consolidated Financial Statements included in the Form 10-K/A for the year ended December 31, 2002. Only restricted stock awards have been reflected in compensation expense, while all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.



                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                            ----------------------      ---------------------
(DOLLARS IN THOUSANDS)                                         2002         2003          2002         2003
---------------------------------------------------------   --------      --------      --------     --------
AS REPORTED NET INCOME...................................   $129,942      $144,758      $244,719     $280,275
Stock option-based employee compensation expense
 (determined under fair value based method for
 all awards, net of taxes)...............................     (5,740)       (6,527)       (9,918)     (12,483)
                                                            --------      --------      --------     --------
Pro forma net income, after stock option-based
 employee compensation expense...........................   $124,202      $138,231      $234,801     $267,792
                                                            ========      ========      ========     ========

EARNINGS PER SHARE--BASIC
As reported..............................................   $   0.83      $   0.96      $   1.56     $   1.86
Pro forma................................................   $   0.79      $   0.92      $   1.50     $   1.78
EARNINGS PER SHARE--DILUTED
As reported..............................................   $   0.81      $   0.96      $   1.54     $   1.85
Pro forma................................................   $   0.78      $   0.91      $   1.48     $   1.76



     Compensation cost associated with the Company's unvested restricted stock issued under the management stock plan is measured based on the market price of the stock at the grant date and is expensed over the vesting period. Compensation expense related to restricted stock awards for the second quarters of 2002 and 2003 was not significant.

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. All provisions should be applied prospectively.

     The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, will be applied in accordance with their respective effective dates. In addition, the provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not exist, will be applied to both existing contracts and new contracts entered into after June 30, 2003. Management believes that adoption of the provisions of this Statement will not have a material impact on the Company's financial position or results of operations.

     ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how the Company should classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The new standards for the classification and measurement of financial instruments should be applied retroactively. Any gain or loss resulting from the implementation of SFAS No. 150 will be reported as a cumulative effect of a change in accounting principle. Management believes that adoption of the standards of this Statement will not have a material impact on the Company's financial position or results of operations.

     ACCOUNTING FOR GUARANTORS AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FIN 34, which is superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees and requires that guarantors recognize a liability for the fair value of guarantees at inception. The disclosure requirements of FIN 45 are effective for financial statements periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applied on a prospective basis to guarantees issued or modified after December 31, 2002. A complete description of significant guarantees that have been entered into by the Company may be found in "Note 7--Guarantees." Adopting the measurement provisions of FIN 45 did not have a material impact in the second quarter of 2003 and management believes that it will not have a material impact on the Company's future financial position or results of operations.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

be included in a company's  consolidated  financial  statements.  A company that holds variable  interests in an entity will need to  consolidate  that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. New disclosure requirements are also prescribed by FIN 46. FIN 46 became effective upon its issuance. As of June 30, 2003, the Company does not believe it has any VIE's for which this interpretation would require consolidation. However, under FIN 46, the Company's subsidiary, which issued trust preferred securities, will be deconsolidated. Deconsolidation of this entity in the third quarter of 2003 will cause total assets and total liabilities to increase by approximately $10.8 million with no change to the Company's results of operations.

     For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1--"Summary of Significant Accounting Policies and Nature of Operations" of the Notes to Consolidated Financial Statements included in the Form 10-K/A for the year ended December 31, 2002.

NOTE 3--EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months and six months ended June 30, 2002 and 2003.



                                      THREE MONTHS ENDED JUNE 30,                             SIX MONTHS ENDED JUNE 30,
                          -------------------------------------------------     -------------------------------------------------
                                   2002                        2003                       2002                       2003
                          ----------------------     ----------------------     ----------------------      ---------------------
(AMOUNTS IN THOUSANDS,
  EXCEPT PER SHARE
  DATA)                     BASIC       DILUTED        BASIC       DILUTED        BASIC       DILUTED         BASIC      DILUTED
------------------------- --------      --------     --------      --------     --------      --------      --------     --------
Net Income............... $129,942      $129,942     $144,758      $144,758     $244,719      $244,719      $280,275     $280,275
                          ========      ========     ========      ========     ========      ========      ========     ========
Weighted average common
  shares outstanding.....  157,315       157,315      150,047       150,047      156,774       156,774       150,330      150,330
Additional shares due to:
  Assumed conversion
  of dilutive stock
  options................       --         2,361           --         1,442           --         1,761            --        1,416
                          --------      --------     --------      --------     --------      --------      --------     --------
Adjusted weighted average
  common shares
  outstanding............  157,315       159,676      150,047       151,489      156,774       158,535       150,330      151,746
                          ========      ========     ========      ========     ========      ========      ========     ========
Net income per share..... $   0.83      $   0.81     $   0.96      $   0.96     $   1.56      $   1.54      $   1.86     $   1.85
                          ========      ========     ========      ========     ========      ========      ========     ========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 4--ACCUMULATED OTHER COMPREHENSIVE INCOME

     The following table presents a summary of the components of accumulated other comprehensive income.


                                                              NET UNREALIZED GAINS
                                   NET UNREALIZED GAINS          ON SECURITIES              FOREIGN CURRENCY
                                   ON CASH FLOW HEDGES        AVAILABLE FOR SALE         TRANSLATION ADJUSTMENT
                                   ---------------------      ---------------------      -----------------------
                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                   -----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)               2002          2003          2002         2003         2002           2003
-------------------------------    -------      --------      --------     --------      --------       --------
Beginning balance..............    $62,840      $104,368      $ 83,271     $147,450      $(12,205)      $(10,649)
Change during the period.......      4,022        (7,985)       21,448      (41,561)        1,557            118
                                   -------      --------      --------     --------      --------       --------
Ending balance.................    $66,862      $ 96,383      $104,719     $105,889      $(10,648)      $(10,531)
                                   =======      ========      ========     ========      ========       ========



                                                                  MINIMUM PENSION          ACCUMULATED OTHER
                                                               LIABILITY ADJUSTMENT       COMPREHENSIVE INCOME
                                                               --------------------      ---------------------
                                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                               -----------------------------------------------
(DOLLARS IN THOUSANDS)                                           2002        2003          2002         2003
---------------------------------------------------------      -------     --------      --------     --------
Beginning balance........................................      $  (973)    $(1,075)      $132,933     $240,094
Change during the period.................................           --          --         27,027      (49,428)
                                                               -------     --------      --------     --------
Ending balance...........................................      $  (973)    $(1,075)      $159,960     $190,666
                                                               =======     ========      ========     ========

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 5--BUSINESS SEGMENTS (CONTINUED)

          trading products to institutional and business clients of the Company through the businesses described above.

     The information, set forth in the tables on the following pages, reflects selected income statement and balance sheet items by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

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

     o the Pacific Rim Corporate Group, with assets at June 30, 2003 of $342.4 million, which offers a range of credit, deposit, and investment management products and services to companies in the US, which are affiliated with companies headquartered in Japan; and

     o    the residual costs of support groups.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 5--BUSINESS SEGMENTS (CONTINUED)

     The business units' results for the prior periods have been restated to reflect transfer pricing changes and any reorganization changes that may have occurred.



                                                        COMMUNITY BANKING
                                                         AND INVESTMENT           COMMERCIAL FINANCIAL         INTERNATIONAL
                                                         SERVICES GROUP              SERVICES GROUP            BANKING GROUP
                                                      ---------------------      ----------------------     -------------------
                                                                     AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                                      -------------------------------------------------------------------------
                                                        2002         2003          2002          2003        2002        2003
---------------------------------------------------   --------     --------      --------      --------     -------     -------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Net interest income................................   $191,739     $212,859      $165,463      $204,011     $ 9,366     $ 9,829
Noninterest income.................................     94,305      111,872        54,474        61,552      16,632      26,090
                                                      --------     --------      --------      --------     -------     -------
Total revenue......................................    286,044      324,731       219,937       265,563      25,998      35,919
Noninterest expense................................    172,781      197,037        95,017       105,134      15,266      15,258
Credit expense (income)............................      8,911        8,064        47,487        42,145         460         547
                                                      --------     --------      --------      --------     -------     -------
Income before income tax expense (benefit).........    104,352      119,630        77,433       118,284      10,272      20,114
Income tax expense (benefit).......................     39,915       45,758        24,331        38,351       3,929       7,693
                                                      --------     --------      --------      --------     -------     -------
Net income (loss)..................................   $ 64,437     $ 73,872      $ 53,102      $ 79,933     $ 6,343     $12,421
                                                      ========     ========      ========      ========     =======     =======
TOTAL ASSETS, END OF PERIOD (dollars in millions):.   $ 10,929     $ 12,248      $ 15,932      $ 14,976     $ 1,467     $ 1,937
                                                      ========     ========      ========      ========     =======     =======




                                                              GLOBAL                                            UNIONBANCAL
                                                           MARKETS GROUP                 OTHER                  CORPORATION
                                                      ---------------------      ----------------------     -------------------
                                                                      AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                                      -------------------------------------------------------------------------
                                                        2002         2003          2002           2003        2002       2003
--------------------------------------------------    --------     --------      --------       -------     --------   --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Net interest income...............................    $     12     $(60,157)     $ 19,181       $19,235     $385,761   $385,777
Noninterest income................................       4,708        1,882         5,487         1,775      175,606    203,171
                                                      --------     --------      --------       -------     --------   --------
Total revenue.....................................       4,720      (58,275)       24,668        21,010      561,367    588,948
Noninterest expense...............................       4,007        3,687        29,552        29,888      316,623    351,004
Credit expense (income)...........................          50           50        (6,908)      (25,806)      50,000     25,000
                                                      --------     --------      --------       -------     --------   --------
Income (loss) before income tax expense (benefit).         663      (62,012)        2,024        16,928      194,744    212,944
Income tax expense (benefit)......................         254      (23,719)       (3,627)          103       64,802     68,186
                                                      --------     --------      --------       -------     --------   --------
Net income (loss).................................    $    409     $(38,293)     $  5,651       $16,825     $129,942   $144,758
                                                      ========     ========      ========       =======     ========   ========
TOTAL ASSETS, END OF PERIOD (dollars in millions):    $  6,868     $ 11,824      $    941       $ 1,684     $ 36,137   $ 42,669
                                                      ========     ========      ========       =======     ========   ========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 5--BUSINESS SEGMENTS (CONTINUED)

                                                       COMMUNITY BANKING
                                                         AND INVESTMENT           COMMERCIAL FINANCIAL         INTERNATIONAL
                                                         SERVICES GROUP              SERVICES GROUP            BANKING GROUP
                                                      ---------------------      ----------------------     -------------------
                                                                      AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                                      -------------------------------------------------------------------------
                                                        2002         2003          2002          2003         2002       2003
---------------------------------------------------   --------     --------      --------      --------     --------   --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Net interest income................................   $370,758     $418,550      $325,617      $396,362     $ 18,871   $ 20,048
Noninterest income.................................    183,409      213,469       102,978       119,462       32,720     41,573
                                                      --------     --------      --------      --------     --------   --------
Total revenue......................................    554,167      632,019       428,595       515,824       51,591     61,621
Noninterest expense................................    348,148      396,255       186,551       204,532       30,409     30,182
Credit expense (income)............................     17,891       15,782        94,520        84,607          954      1,052
                                                      --------     --------      --------      --------     --------   --------
Income before income tax expense (benefit).........    188,128      219,982       147,524       226,685       20,228     30,387
Income tax expense (benefit).......................     71,959       84,143        47,038        73,804        7,737     11,623
                                                      --------     --------      --------      --------     --------   --------
Net income (loss)..................................   $116,169     $135,839      $100,486      $152,881     $ 12,491   $ 18,764
                                                      ========     ========      ========      ========     ========   ========
TOTAL ASSETS, END OF PERIOD (dollars in millions):.   $ 10,929     $ 12,248      $ 15,932      $ 14,976     $  1,467   $  1,937
                                                      ========     ========      ========      ========     ========   ========



                                                              GLOBAL                                            UNIONBANCAL
                                                          MARKETS GROUP                  OTHER                  CORPORATION
                                                      ---------------------      ----------------------    ---------------------
                                                                       AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                                      --------------------------------------------------------------------------
                                                        2002         2003          2002          2003        2002        2003
----------------------------------------------        --------     --------      --------      --------    ---------   ---------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Net interest income........................           $ 12,718     $(93,775)     $ 38,237      $ 35,372    $ 766,201   $ 776,557
Noninterest income.........................              6,226        3,408        10,016        11,030      335,349     388,942
                                                      --------     --------      --------      --------    ---------   ---------
Total revenue..............................             18,944      (90,367)       48,253        46,402    1,101,550   1,165,499
Noninterest expense........................              7,921        7,800        55,249        54,835      628,278     693,604
Credit expense (income)....................                100          100        (8,465)      (46,541)     105,000      55,000
                                                      --------     --------      --------      --------    ---------   ---------
Income (loss) before income tax expense
  (benefit)................................             10,923      (98,267)        1,469        38,108      368,272     416,895
Income tax expense (benefit)...............              4,178      (37,587)       (7,359)        4,637      123,553     136,620
                                                      --------     --------      --------      --------    ---------   ---------
Net income (loss)..........................           $  6,745     $(60,680)     $  8,828      $ 33,471    $ 244,719   $ 280,275
                                                      ========     ========      ========      ========    =========   =========
TOTAL ASSETS, END OF PERIOD (dollars in
  millions):...............................           $  6,868     $ 11,824      $    941      $  1,684    $  36,137   $  42,669
                                                      ========     ========      ========      ========    =========   =========


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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

     CASH FLOW HEDGES

     HEDGING STRATEGIES FOR VARIABLE RATE LOANS AND CERTIFICATES OF DEPOSIT

     The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, e.g., US dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument is identical. Cash flow hedging strategies include the utilization of purchased floor, cap, corridor options and interest rate swaps. The maximum length of time over which the Company is hedging these exposures is 6.14 years.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)


the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In the second quarter of 2003, the Company recognized a net gain of $0.3 million due to ineffectiveness, which is recognized in noninterest expense, compared to a net loss of $0.1 million in the second quarter of 2002.

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

     Fair value hedging transactions are structured at inception so that the notional amounts of the swap match an associated principal amount of the Trust Preferred Securities. The interest payment dates, the expiration date, and the embedded call option of the swap match those of the Trust Preferred Securities. The ineffectiveness on the fair value hedges in the second quarter of 2003 was a net loss of less than $0.1 million, compared to a net gain of $0.5 million in the second quarter of 2002.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


NOTE 7--GUARANTEES

     Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of one year or less. Collateral may be obtained based on management's credit assessment of the customer. As of June 30, 2003, the Company's maximum exposure to loss for standby and commercial letters of credit is $3.0 billion and $280.1 million, respectively.

     The Company has contingent consideration agreements that guarantee additional payments to acquired insurance agencies' shareholders based on the agencies future performance in excess of established revenue and/or earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. If the insurance agencies' future performance exceeds these thresholds during a three-year period, the Company will be liable to make payments to former shareholders. As of June 30, 2003, the Company has a maximum exposure of $12.0 million for these agreements, which expire December 2005.

     The Company is fund manager for limited liability corporations issuing low-income housing investments. Low-income housing investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these investments, the Company guarantees the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits, and operating deficit thresholds over a ten-year average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability corporations issuing the investments that reduce the Company's ultimate exposure to loss. As of June 30, 2003, the Company's maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $77.0 million. The Company maintains a liability of $3.0 million for these guarantees.

     The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantee of trust preferred securities, commercial paper obligations and leveraged lease transactions. Guarantees issued by the Bank for an affiliate's commercial paper program are done in order to facilitate their sale. As of June 30, 2003, the Bank had a maximum exposure to loss under these guarantees, which have an average term of less than one year, of $842.1 million. The Bank's guarantee is fully collateralized by a pledged deposit. UnionBanCal Corporation guarantees its subsidiaries' leveraged lease transactions, which have terms ranging from 15 to 30 years. Following the original funding of the leveraged lease transactions, UnionBanCal Corporation has no material obligation to be satisfied. As of June 30, 2003, UnionBanCal Corporation had no exposure to loss for these agreements.

NOTE 8--ACQUISITIONS

     On April 1, 2003, the Company completed its acquisition of Tanner Insurance Brokers, Inc., and recorded approximately $31 million of goodwill and $9 million of rights-to-expiration. The rights-to-expiration will be amortized on an accelerated basis over its useful economic life.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 9--SUBSEQUENT EVENTS

     On July 1, 2003, the Company completed its acquisition of Monterey Bay Bank, a savings and loan association based in Watsonville, California. As a result, the Company acquired $632 million in total assets and eight branches. The Company paid $96.7 million in cash and common stock.

     On July 23, 2003, the Board of Directors declared a quarterly cash dividend of $0.31 per share of common stock. The dividend will be paid on October 3, 2003 to shareholders of record as of September 5, 2003.

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

     ALL REPORTS THAT WE FILE ELECTRONICALLY WITH THE SEC, INCLUDING THE ANNUAL REPORT ON FORM 10-K OR 10-K/A, QUARTERLY REPORTS ON FORM 10-Q, AND CURRENT REPORTS ON FORM 8-K, AS WELL AS ANY AMENDMENTS TO THOSE REPORTS, ARE ACCESSIBLE AT NO COST ON OUR INTERNET WEBSITE AT WWW.UBOC.COM. THESE FILINGS ARE ALSO ACCESSIBLE ON THE SEC'S WEBSITE AT WWW.SEC.GOV.

INTRODUCTION

     We are a California-based, commercial bank holding company incorporated in California, with consolidated assets of $42.7 billion at June 30, 2003. At June 30, 2003, Union Bank of California, N.A. (the Bank) was the fourth largest commercial bank in California, based on total assets and total deposits in California.

     UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A., were created on April 1, 1996, by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control, similar to a pooling of interests.

     Since November 1999 through June 30, 2003, we have announced stock repurchase plans totaling $500 million. We repurchased $86 million, $27 million, and $18 million of common stock in 2002, the first quarter of 2003, and the second quarter of 2003, respectively, as part of these repurchase plans. As of June 30, 2003, $115 million of our common stock is authorized for repurchase. In addition, on August 27, 2002, we announced that we purchased $300 million of our common stock from our majority owner, BTM. At June 30, 2003, BTM owned approximately 66 percent of our outstanding common stock.

SUMMARY

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2003

     Net income was $144.8 million, or $0.96 per diluted common share, in the second quarter of 2003, compared with $129.9 million, or $0.81 per diluted common share, in the second quarter of 2002. This increase in diluted earnings per share of $0.15, or 19 percent, above the second quarter of 2002 was due to a $27.6 million, or 16 percent, increase in noninterest income, a $25.0 million, or 50 percent, decrease in provision for credit losses, and a $0.1 million increase in net interest income (on a taxable-equivalent basis), offset by a $34.4 million, or 11 percent, increase in noninterest expense coupled with a decrease in weighted average shares outstanding due to share repurchases. Other highlights of the second quarter of 2003 include:

     o Net interest income, on a taxable-equivalent basis, was $386.4 million in the second quarter of 2003, an increase of $0.1 million over the second quarter of 2002. Net interest margin in the second quarter of 2003 was 4.29 percent, a decrease of 45 basis points from the second quarter of 2002.

     o A provision for credit losses of $25.0 million was recorded in the second quarter of 2003 compared with $50.0 million in the second quarter of 2002. This resulted from management's regular assessment of overall credit quality, loan portfolio composition, and business and economic conditions in relation to the level of the allowance for credit losses. The allowance for credit losses was $558.3 million, or 147 percent of total nonaccrual loans, at June 30, 2003, compared with $624.9 million, or 151 percent of total nonaccrual loans, at June 30, 2002.

     o Noninterest income was $203.2 million in the second quarter of 2003, an increase of $27.6 million, or 16 percent, from the second quarter of 2002. This increase included a $9.5 million increase in insurance commissions mostly associated with our acquisitions of John Burnham & Company and Tanner Insurance Brokers, Inc., an $8.1 million increase in service charges on deposit accounts, a $7.0 million increase in securities gains mainly attributable to a $9.0 million gain arising from the early call of a Mexican Brady Bond, partly offset by a $4.4 million decrease in trust and investment management fees.

     o Noninterest expense was $351.0 million in the second quarter of 2003, an increase of $34.4 million, or 11 percent, over the second quarter of 2002. This increase included a $12.8 million increase in salaries and other compensation, which was primarily attributable to our 2002 acquisitions and new branch openings, higher employee benefits of $5.5 million and a $7.8 million increase in net occupancy, which included a $4.2 million write-off of leasehold improvements.

     o Income tax expense in the second quarter of 2003 was $68.2 million, resulting in a 32 percent effective income tax rate. For the second quarter of 2002, the effective income tax rate was 33 percent.

     o Return on average assets was unchanged at 1.46 percent in both the second quarter of 2003 and the second quarter of 2002. Our return on average shareholders' equity increased to 14.81 percent in the second quarter of 2003 compared to 13.90 percent in the second quarter of 2002.

     o Total loans at June 30, 2003 were $25.7 billion, a slight increase of $76.4 million from June 30, 2002.

     o Nonperforming assets were $379.8 million at June 30, 2003, a decrease of $35.2 million, or 8 percent, from June 30, 2002. Nonperforming assets, as a percentage of total assets, decreased to 0.89 percent at June 30, 2003, compared with 1.15 percent at June 30, 2002. Total nonaccrual loans were $379.5 million at June 30, 2003, compared with $414.5 million at June 30, 2002, contributing to a decrease in the ratio of nonaccrual loans to total loans of 1.48 percent at June 30, 2003 from 1.62 percent at June 30, 2002.

     o    Our Tier 1 and total risk-based  capital ratios were 11.44 percent and
          13.06 percent, respectively, at June 30, 2003, compared with 11.90 percent and 13.65 percent, respectively, at June 30, 2002. Our leverage ratio was 9.63 percent at June 30, 2003 compared with 10.77 percent at June 30, 2002.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2003

     Net income was $280.3 million, or $1.85 per diluted common share, in the first six months of 2003, compared with $244.7 million, or $1.54 per diluted common share, in the first six months of 2002. This increase in diluted earnings per share of $0.31, or 20 percent, above the first six months of 2002 was due to a $53.6 million, or 16 percent, increase in noninterest income, a $50.0 million, or 48 percent, decrease in provision for credit losses, and a $10.6 million, or 1 percent, increase in net interest income (on a taxable-equivalent basis), offset by a $65.3 million, or 10 percent, increase in noninterest expense coupled with a decrease in weighted average shares outstanding due to share repurchases. Other highlights of the first six months of 2003 include:

     o Net interest income, on a taxable-equivalent basis, was $777.8 million in the first six months of 2003, an increase of $10.6 million, or 1 percent, over the first six months of 2002. Net interest margin in the first six months of 2003 was 4.41 percent, a decrease of 36 basis points from the first six months of 2002.

     o A provision for credit losses of $55.0 million was recorded in the first six months of 2003 compared with $105.0 million in the first six months of 2002. This resulted from management's regular assessment of overall credit quality, loan portfolio composition, and business and economic conditions in relation to the level of the allowance for credit losses.

     o Noninterest income was $388.9 million in the first six months of 2003, an increase of $53.6 million, or 16 percent, from the first six months of 2002. This increase included a $15.3 million increase in insurance commissions mostly associated with our acquisitions of John Burnham & Company and Tanner Insurance Brokers, Inc., a $14.2 million increase in service charges on deposit accounts, higher income related to private capital investments, net, of $10.5 million mainly due to lower writedowns in the current year, lower residual value writedowns on auto leases of $9.0 million and a $7.0 million increase in securities gains mainly attributable to a $9.0 million gain arising from the early call of a Mexican Brady Bond, partly offset by a $8.5 million decrease in trust and investment management fees.

     o Noninterest expense was $693.6 million in the first six months of 2003, an increase of $65.3 million, or 10 percent, over the first six months of 2002. This increase included a $32.1 million increase in salaries and employee benefits primarily attributable to higher salaries and other compensation of $18.0 million, mostly related to our 2002 acquisitions and new branch openings, higher employee benefits of $14.1 million and a $12.1 million increase in net occupancy, which included a $4.2 million write-off of leasehold improvements.

     o Income tax expense in the first six months of 2003 was $136.6 million, resulting in a 33 percent effective income tax rate. For the first six months of 2002, the effective income tax rate was 34 percent.

     o Return on average assets increased to 1.45 percent in the first six months of 2003 compared to 1.39 percent in the first six months of 2002. Our return on average shareholders' equity increased to 14.50 percent in the first six months of 2003 compared to 13.38 percent in the first six months of 2002.

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


                                                        COMMUNITY BANKING
                                                          AND INVESTMENT          COMMERCIAL FINANCIAL          INTERNATIONAL
                                                          SERVICES GROUP             SERVICES GROUP             BANKING GROUP
                                                      ---------------------      ----------------------     -------------------
                                                                    AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                                      -------------------------------------------------------------------------
                                                        2002         2003          2002          2003         2002       2003
                                                      --------     --------      --------      --------     -------     -------
RESULTS OF OPERATIONS AFTER PERFORMANCE CENTER
  EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income..............................   $191,739     $212,859      $165,463      $204,011     $ 9,366     $ 9,829
  Noninterest income...............................     94,305      111,872        54,474        61,552      16,632      26,090
                                                      --------     --------      --------      --------     -------     -------
  Total revenue....................................    286,044      324,731       219,937       265,563      25,998      35,919
  Noninterest expense..............................    172,781      197,037        95,017       105,134      15,266      15,258
  Credit expense (income)..........................      8,911        8,064        47,487        42,145         460         547
                                                      --------     --------      --------      --------     -------     -------
  Income (loss) before income tax expense (benefit)    104,352      119,630        77,433       118,284      10,272      20,114
  Income tax expense (benefit).....................     39,915       45,758        24,331        38,351       3,929       7,693
                                                      --------     --------      --------      --------     -------     -------
  Net income (loss)................................   $ 64,437     $ 73,872      $ 53,102      $ 79,933     $ 6,343     $12,421
                                                      ========     ========      ========      ========     =======     =======
PERFORMANCE CENTER EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income..............................   $    222     $    181      $   (326)     $   (175)    $    --     $    10
  Noninterest income...............................    (12,387)     (10,706)       14,715        17,039       1,157         253
  Noninterest expense..............................     (9,628)      (9,021)        8,437         9,504         861          83
  Net income (loss)................................     (1,614)        (948)        3,746         4,588         183         111
  Total loans (dollars in millions)................         26           25           (47)          (45)         --          --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans(1)...................................   $  9,986     $ 11,229      $ 14,148      $ 13,071     $ 1,047     $ 1,606
  Total assets.....................................     10,752       12,236        15,894        15,162       1,403       2,009
  Total deposits(1)................................     14,395       16,424         9,275        12,236       1,567       1,471
FINANCIAL RATIOS:
  Risk adjusted return on capital(2)...............         45%          45%           14%           19%         40%         73%
  Return on average assets (2).....................       2.40         2.42          1.34          2.11        1.81        2.48
  Efficiency ratio(3)..............................       60.4         60.7          43.2          39.6        58.7        42.5



                                                             GLOBAL                                              UNIONBANCAL
                                                          MARKETS GROUP                   OTHER                   CORPORATION
                                                      ---------------------      ----------------------     --------------------
                                                                    AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                                      --------------------------------------------------------------------------
                                                        2002         2003          2002          2003         2002        2003
                                                      --------     --------      --------      --------     --------    --------
RESULTS OF OPERATIONS AFTER PERFORMANCE CENTER
  EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income..........................       $     12     $(60,157)     $ 19,181      $ 19,235     $385,761    $385,777
  Noninterest income...........................          4,708        1,882         5,487         1,775      175,606     203,171
                                                      --------     --------      --------      --------     --------    --------
  Total revenue................................          4,720      (58,275)       24,668        21,010      561,367     588,948
  Noninterest expense..........................          4,007        3,687        29,552        29,888      316,623     351,004
  Credit expense (income)......................             50           50        (6,908)      (25,806)      50,000      25,000
                                                      --------     --------      --------      --------     --------    --------
  Income (loss) before income tax expense
  (benefit)....................................            663      (62,012)        2,024        16,928      194,744     212,944
  Income tax expense (benefit).................            254      (23,719)       (3,627)          103       64,802      68,186
                                                      --------     --------      --------      --------     --------    --------
  Net income (loss)............................       $    409     $(38,293)     $  5,651      $ 16,825     $129,942    $144,758
                                                      ========     ========      ========      ========     ========    ========
PERFORMANCE CENTER EARNINGS (DOLLARS IN
  THOUSANDS):
  Net interest income..........................       $     --     $   (128)     $    104      $    112     $     --    $     --
  Noninterest income...........................         (6,934)      (9,876)        3,449         3,290           --          --
  Noninterest expense..........................         (1,217)      (2,025)        1,547         1,459           --          --
  Net income (loss)............................         (3,531)      (4,927)        1,216         1,176           --          --
  Total loans (dollars in millions)............             --           --            21            20           --          --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans(1)...............................       $     70     $    287      $    328      $    324     $ 25,579    $ 26,517
  Total assets.................................          6,902        9,454           779           915       35,730      39,776
  Total deposits(1)............................          2,070        1,071           915         1,385       28,222      32,587
FINANCIAL RATIOS:
  Risk adjusted return on capital(2)...........             --%         (15)%          na            na           na          na
  Return on average assets (2).................           0.01        (1.63)           na            na         1.46%       1.46%
  Efficiency ratio(3)..........................           84.9           na            na            na         56.4        59.5

----------------------------

(1) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2)  Annualized.

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income and noninterest income. Foreclosed asset expense (income) was ($13) thousand and nil in the second quarters of 2002 and 2003, respectively.

na = not applicable




                                                         COMMUNITY BANKING
                                                           AND INVESTMENT         COMMERCIAL FINANCIAL          INTERNATIONAL
                                                           SERVICES GROUP            SERVICES GROUP             BANKING GROUP
                                                      ---------------------      ----------------------     --------------------
                                                                       AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                                      --------------------------------------------------------------------------
                                                        2002         2003          2002          2003         2002        2003
                                                      --------     --------      --------      --------     --------    --------
RESULTS OF OPERATIONS AFTER PERFORMANCE CENTER
  EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income..............................   $370,758     $418,550      $325,617      $396,362     $ 18,871    $ 20,048
  Noninterest income...............................    183,409      213,469       102,978       119,462       32,720      41,573
                                                      --------     --------      --------      --------     --------    --------
  Total revenue....................................    554,167      632,019       428,595       515,824       51,591      61,621
  Noninterest expense..............................    348,148      396,255       186,551       204,532       30,409      30,182
  Credit expense (income)..........................     17,891       15,782        94,520        84,607          954       1,052
                                                      --------     --------      --------      --------     --------    --------
  Income (loss) before income tax expense (benefit)    188,128      219,982       147,524       226,685       20,228      30,387
  Income tax expense (benefit).....................     71,959       84,143        47,038        73,804        7,737      11,623
                                                      --------     --------      --------      --------     --------    --------
  Net income (loss)................................   $116,169     $135,839      $100,486      $152,881     $ 12,491    $ 18,764
                                                      ========     ========      ========      ========     ========    ========
PERFORMANCE CENTER EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income..............................   $    443     $    368      $   (672)     $   (367)    $     --    $     14
  Noninterest income...............................    (24,672)     (21,077)       29,537        31,888        2,041         585
  Noninterest expense..............................    (18,744)     (17,227)       16,225        17,811        1,627         334
  Net income (loss)................................     (3,453)      (2,190)        7,920         8,553          256         163
  Total loans (dollars in millions)................         26           26           (46)          (46)          --          --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans(1)...................................   $  9,764     $ 11,171      $ 14,136       $13,301     $  1,032    $  1,566
  Total assets.....................................     10,532       12,132        15,878        15,375        1,357       1,966
  Total deposits(1)................................     14,092       16,105         9,094        11,797        1,562       1,494
FINANCIAL RATIOS:
  Risk adjusted return on capital(2)...............         41%          42%           13%           18%          39%         59%
  Return on average assets (2).....................       2.22         2.25          1.27          1.99         1.86        1.92
  Efficiency ratio(3)..............................       62.8         62.7          43.5          39.7         58.9        49.0



                                                              GLOBAL                                             UNIONBANCAL
                                                          MARKETS GROUP                  OTHER                   CORPORATION
                                                      ---------------------      ----------------------     ----------------------
                                                                   AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------------------------------------------------------
                                                        2002         2003          2002          2003          2002         2003
                                                      --------     --------      --------      --------     ---------    ---------
RESULTS OF OPERATIONS AFTER PERFORMANCE
CENTER EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income......................           $ 12,718     $(93,775)     $ 38,237      $ 35,372     $ 766,201    $ 776,557
  Noninterest income.......................              6,226        3,408        10,016        11,030       335,349      388,942
                                                      --------     --------      --------      --------     ---------    ---------
  Total revenue............................             18,944      (90,367)       48,254        46,402     1,101,550    1,165,499
  Noninterest expense......................              7,921        7,800        55,249        54,835       628,278      693,604
  Credit expense (income)..................                100          100        (8,465)      (46,541)      105,000       55,000
                                                      --------     --------      --------      --------     ---------    ---------
  Income (loss) before income tax expense
  (benefit)................................             10,923      (98,267)        1,470        38,108       368,272      416,895
  Income tax expense (benefit).............              4,178      (37,587)       (7,359)        4,637       123,553      136,620
                                                      --------     --------      --------      --------     ---------    ---------
  Net income (loss)........................           $  6,745     $(60,680)     $  8,828      $ 33,471     $ 244,719    $ 280,275
                                                      ========     ========      ========      ========     =========    =========
PERFORMANCE CENTER EARNINGS (DOLLARS IN
  THOUSANDS):
  Net interest income......................           $     --     $   (230)     $    229      $    215     $      --    $      --
  Noninterest income.......................            (13,569)     (17,949)        6,663         6,553            --           --
  Noninterest expense......................             (2,232)      (3,653)        3,124         2,735            --           --
  Net income (loss)........................             (7,001)      (8,970)        2,278        24,444            --           --
  Total loans (dollars in millions)........                 --           --            20            20            --           --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans(1)...........................           $     85     $    251      $    338      $    331     $  25,355    $  26,620
  Total assets.............................              6,814        8,714           828           879        35,409       39,066
  Total deposits(1)........................              2,242        1,139           907         1,302        27,897       31,837
FINANCIAL RATIOS:
  Risk adjusted return on capital(2).......                  2%         (12)%          na            na            na           na
  Return on average assets (2).............               0.19        (1.41)           na            na          1.39%        1.45%
  Efficiency ratio(3)......................               41.8           na            na            na          57.0         59.4


---------------------------

(1) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2)  Annualized.

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income and noninterest income. Foreclosed asset expense was $112 thousand and $51 thousand in the first six months of 2002 and 2003, respectively.

na = not applicable


     COMMUNITY BANKING AND INVESTMENT SERVICES GROUP

     The Community Banking and Investment Services Group provides financial products including a set of credit, deposit, trust, risk management, and insurance products delivered through branches, relationship managers, private bankers, trust administrators, and insurance agents to individuals and small businesses.

     In the second quarter of 2003, net income increased $9.4 million, or 15 percent, compared to the second quarter of 2002. Total revenue increased $38.7 million, or 14 percent, compared to a year earlier. Increased asset and deposit volumes offset the effect of a lower interest rate environment leading to an increase of $21.1 million, or 11 percent, in net interest income over the prior year. Excluding auto lease residual writedowns of $3.0 million and none in the second quarter of 2002 and 2003, respectively, and the impact of performance center earnings, noninterest income was $12.9 million, or 12 percent, higher than the prior year primarily due to our acquisitions of John Burnham & Company, in the fourth quarter of 2002, and Tanner Insurance Brokers, Inc., on April 1, 2003, and higher deposit-related service fees. Noninterest expense increased $24.3 million, or 14 percent, in the second quarter of 2003 compared to the second quarter of 2002 with the majority of that increase being attributable to higher salaries and employee benefits mainly related to acquisitions, deposit gathering, small business growth and residential loan growth over the second quarter of 2002.

     In 2003, the Community Banking and Investment Services Group continues to emphasize growing the consumer asset portfolio, expanding wealth management services, extending the small business franchise, expanding the branch network, and expanding cross selling activities throughout the Bank. The strategy for growing the consumer asset portfolio primarily focused on mortgage and home equity products that may be originated through the branch network, as well as through channels such as wholesalers, correspondents, and whole loan purchases. As of June 30, 2003, residential mortgages have grown by $1.1 billion, or 20 percent, from the prior year. The Wealth Management division is focused on becoming a growing provider of banking and investment products for affluent individuals in geographic areas already served by us. We seek to provide quality service superior to that of our competitors and offer our customers an attractive product suite. Core elements of the initiative to extend our small business franchise include improving our sales force, increasing marketing activities, adding new locations, and developing online capabilities to complement physical distribution. Expansion of the distribution network will be achieved through acquisitions and new branch openings. During 2002, we completed our acquisitions of Valencia Bank and Trust, a commercial bank with $266 million in assets and five branches, and First Western Bank, a commercial bank with $224 million in assets and seven branches. On July 1, 2003, we completed the acquisition of Monterey Bay Bank, a $632 million-asset savings and loan association headquartered in Watsonville, California, with eight full-service branches in the Greater Monterey Bay area.

     The Community Banking and Investment Services Group is comprised of five major divisions: Community Banking, Wealth Management, Institutional Services and Asset Management, Consumer Asset Management, and Insurance Services.

     COMMUNITY BANKING serves its customers through 267 full-service branches in California, 4 full-service branches in Oregon and Washington, and a network of 528 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our BANK@HOME product at www.uboc.com. In addition, the division offers automated teller and point-of-sale merchant services.

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

     CERTAIN INDUSTRY DEVELOPMENTS

     Union Bank of California, N.A. is a member of MasterCard International Incorporated ("MCI"), VISA U.S.A., Inc. and VISA International, Inc. (together, "Visa"), is an issuer of debit cards, primarily of the MCI "MasterMoney" card, and is an MCI and Visa merchant bank card services bank.

     In 1996, Wal-Mart Stores, Inc. and several other retailers sued MCI and Visa in cases now pending in federal court in New York, asserting that MCI and Visa's rules regarding uniform acceptance of all Visa and MasterCard credit and debit cards were an illegal tying arrangement.

     Prior to trial, MCI and Visa agreed to settle these cases. The settlements reportedly remain subject to court approval. Neither we nor Union Bank of California, N.A. are a party to these suits, and neither will be directly liable for these settlements. However, MCI or Visa may seek to assess, or assert claims against, their members to fund the settlements. In addition, even if no direct claim is asserted against members, the implementation of the settlements could adversely affect their operations.

     In the year ended December 31, 2002, interchange income from our debit card operations was less than one percent of our gross revenues. While our 2003 debit card interchange income can be expected to be reduced if the settlements are approved and implemented in the current year, we cannot predict what effect the settlements will have on the competitive environment or our future earnings from debit card operations.

     INSURANCE SERVICES provides a range of risk management services and insurance products to business and retail customers. The group, which includes our fourth quarter 2001 acquisition of Armstrong/Robitaille, Inc., our fourth quarter 2002 acquisition of John Burnham & Company, and our April 1, 2003 acquisition of Tanner Insurance Brokers, Inc., offers its risk management and insurance products through offices in California and Oregon.

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

     COMMERCIAL FINANCIAL SERVICES GROUP

     The Commercial Financial Services Group offers financing and cash management services to middle-market and large corporate businesses primarily headquartered in the western United States. The Commercial Financial Services Group has continued to focus specialized financing expertise to specific geographic markets and industry segments such as energy, entertainment, and real estate. Relationship managers in the Commercial Financial Services Group provide credit services, including commercial loans, accounts receivable and inventory financing, project financing, lease financing, trade financing and real estate financing. In addition to credit services, the group offers its customers access to cash management services delivered through deposit managers with experience in cash management solutions for businesses and government entities.

     In the second quarter of 2003, net income increased $26.8 million, or 51 percent, compared to the second quarter of 2002. Net interest income increased $38.5 million, or 23 percent, partially attributable to the impact of increasing deposit balances and a lower cost of funds resulting from the lower interest rate environment. Beginning in 2003, the transfer pricing credit for funds provides for a floor on analyzed DDA balances, which was triggered during the first quarter of 2003. Had such a floor existed in the second quarter of 2002, net interest income would have been higher by approximately $11 million. Excluding higher income in the private equity portfolio of $3.7 million mainly related to lower writedowns on private capital investments in the second quarter of 2003 compared to the second quarter of 2002, noninterest income increased $3.4 million, or 6 percent. This 6 percent increase was mainly attributable to higher deposit-related service fees. Noninterest expense increased $10.1 million, or 11 percent, compared to a year earlier due to higher expenses to support increased product sales and deposit volume. Credit expense decreased $5.3 million mainly attributable to a refinement in the RAROC allocation of capital and expected losses and lower loan balances year-over-year.

     The group's initiatives during 2003 include expanding wholesale deposit activities and increasing domestic trade financing. Loan strategies include originating, underwriting and syndicating loans in core competency markets, such as the California middle-market, commercial real estate, energy, entertainment, equipment leasing and commercial finance. The Commercial Financial Services Group provides strong processing services, including services such as check processing, front-end item processing, cash vault services and digital imaging.

     The Commercial Financial Services Group is comprised of the following business units:

     o    the Commercial Banking Division, which serves California middle-market
          and  large  corporate   companies  with  commercial   lending,   trade
          financing, and asset-based loans;

     o the Corporate Deposit and Treasury Management Division, which provides deposit and cash management expertise to clients in the middle-market, large corporate market, government agencies and specialized industries;

     o the Real Estate Industries Division, which provides real estate lending products such as construction loans, commercial mortgages and bridge financing;

     o the Energy Capital Services Division, which provides custom financing and project financing to oil and gas companies, as well as power and utility companies, nationwide and internationally; and

     o the Corporate Capital Markets Division, which provides custom financing to middle-market and large corporate clients in their defined industries and geographic markets, together with limited merchant and investment banking related products and services.

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

     In the second quarter of 2003, net income increased $6.1 million, or 96 percent, compared to the second quarter of 2002. Total revenue in the second quarter of 2003 increased $9.9 million, or 38 percent, compared to the second quarter of 2002. Net interest income increased $0.5 million, or 5 percent, from the second quarter of 2002, mainly attributable to higher loan volume. Noninterest income was $9.5 million, or 57 percent, higher than the second quarter of 2002, mainly attributable to a $9.0 million gain on an early call of a Mexican Brady Bond in the second quarter of 2003. Noninterest expense of $15.3 million was relatively unchanged from the second quarter of 2002. Credit expense of $0.5 million was relatively unchanged from the second quarter of 2002. The International Banking Group's business revolves around short-term trade financing, mostly to banks, which we believe tends to result in service-related income, as well as significantly lower credit risk when compared to other lending activities.

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

     In the second quarter of 2003, net loss was $38.3 million compared to net income of $0.4 million in the second quarter of 2002. Total revenue in the second quarter of 2003 decreased by $63.0 million, or 1,335 percent, compared to the second quarter of 2002, resulting from a $60.2 million decrease in net interest income. The decrease in net interest income was primarily attributable to a higher transfer pricing residual in the second quarter of 2003 caused by significantly higher quarter-over-prior year quarter growth in deposits, which are priced on longer-term liability rates, compared to credits on earning assets, which are priced on shorter-term lending rates. Beginning in 2003, the transfer pricing credit for funds provides for a floor on analyzed DDA balances, which was triggered during the first quarter 2003. Had such a floor existed in the second quarter of 2002, net interest income would have declined by approximately $11 million. Noninterest income was $2.9 million, or 60 percent, lower than the second quarter of 2002, mainly attributable to gains of $2.0 million on the sale of securities in the prior year quarter. Compared to the second quarter of 2002, noninterest expense decreased $0.3 million, or 8 percent.

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

     o the Pacific Rim Corporate Group, with assets at June 30, 2003 of $342.4 million, which offers a range of credit, deposit, and investment management products and services to companies in the US, which are affiliated with companies headquartered in Japan; and

     o    the residual costs of support groups.

     Net income for "Other" in the second quarter of 2003 was $16.8 million. The results were impacted by the following factors:

     o Credit expense (income) of ($25.8) million was due to the difference between the $25.0 million in provision for credit losses calculated under our US GAAP methodology and the $50.8 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

     o Net interest income of $19.2 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

     o    Noninterest income of $1.8 million; and

     o    Noninterest expense of $29.9 million.

     Net income for "Other" in the second quarter of 2002 was $5.7 million. The results were impacted by the following factors:

     o Credit expense (income) of ($6.9) million was due to the difference between the $50.0 million in provision for credit losses calculated under our US GAAP methodology and the $56.9 million in expected losses for the reportable business segments, which utilizes the RAROC methodology; offset by

     o Net interest income of $19.2 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

     o    Noninterest income of $5.5 million; and

     o    Noninterest expense of $29.6 million.

     NET INTEREST INCOME

     The following tables show the major components of net interest income and net interest margin.


                                                                   FOR THE THREE MONTHS ENDED
                                       ---------------------------------------------------------------------------------------
                                                    JUNE 30, 2002                                  JUNE 30, 2003
                                       ----------------------------------------       ----------------------------------------
                                                          INTEREST      AVERAGE                          INTEREST      AVERAGE
                                         AVERAGE           INCOME/       YIELD/         AVERAGE           INCOME/       YIELD/
(DOLLARS IN THOUSANDS)                   BALANCE         EXPENSE(1)     RATE(1)         BALANCE         EXPENSE(1)     RATE(1)
-------------------------------------  -----------       ----------     -------       -----------       ----------     -------
ASSETS
Loans:(2)
  Domestic...........................  $24,538,646       $  371,173        6.06%      $24,916,936       $  346,204        5.63%
  Foreign(3).........................    1,040,200            7,587        2.93         1,600,380            8,995        2.28
Securities--taxable..................    5,570,242           77,553        5.57         7,685,140           77,341        4.03
Securities--tax-exempt...............       36,946              998       10.81            40,984            1,016        9.91
Interest bearing deposits in banks.        120,411              629        2.09           221,004            1,130        2.05
Federal funds sold and securities
  purchased under resale agreements      1,090,306            4,828        1.78         1,276,224            4,001        1.26
Trading account assets...............      277,877              972        1.40           333,820              981        1.18
                                       -----------       ----------                   -----------       ----------
      Total earning assets...........   32,674,628          463,740        5.69        36,074,488          439,668        4.88
                                                         ----------                                     ----------
Allowance for credit losses..........     (630,120)                                      (585,597)
Cash and due from banks..............    1,833,950                                      2,099,440
Premises and equipment, net..........      498,683                                        509,372
Other assets.........................    1,353,351                                      1,678,646
                                       -----------                                    -----------
      Total assets...................  $35,730,492                                    $39,776,349
                                       ===========                                    ===========
LIABILITIES
Domestic deposits:
  Interest bearing...................  $ 7,883,320       $   22,551        1.15       $ 9,928,211       $   18,799        0.76
  Savings and consumer time..........    3,599,305           15,267        1.70         3,871,674           11,277        1.17
  Large time.........................    3,218,788           17,593        2.19         2,532,971           10,141        1.61
Foreign deposits(3)..................    1,614,335            6,105        1.52         1,224,201            2,811        0.92
                                       -----------       ----------                   -----------       ----------
      Total interest bearing deposits   16,315,748           61,516        1.51        17,557,057           43,028        0.98
                                       -----------       ----------                   -----------       ----------
Federal funds purchased and
  securities sold under repurchase
  agreements.........................      361,412            1,396        1.55           333,415              747        0.90
Commercial paper.....................    1,033,358            4,536        1.76           995,048            2,946        1.19
Other borrowed funds.................      667,234            3,635        2.19           138,074            1,055        3.06
Medium and long-term debt............      399,681            2,411        2.42           399,745            1,818        1.82
UnionBanCal Corporation--obligated
  mandatorily redeemable preferred
  securities of subsidiary grantor
  trust..............................      352,375            3,948        4.47           351,553            3,652        4.16
                                       -----------       ----------                   -----------       ----------
      Total borrowed funds...........    2,814,060           15,926        2.27         2,217,835           10,218        1.85
                                       -----------       ----------                   -----------       ----------
      Total interest bearing
         liabilities.................   19,129,808           77,442        1.62        19,774,892           53,246        1.08
                                                         ----------                                     ----------
Noninterest bearing deposits.........   11,906,497                                     15,030,116
Other liabilities....................      945,152                                      1,052,065
                                       -----------                                    -----------
      Total liabilities..............   31,981,457                                     35,857,073
SHAREHOLDERS' EQUITY
Common equity........................    3,749,035                                      3,919,276
                                       -----------                                    -----------
      Total shareholders' equity.....    3,749,035                                      3,919,276
                                       -----------                                    -----------
      Total liabilities and
         shareholders' equity........  $35,730,492                                    $39,776,349
                                       ===========                                    ===========
Net interest income/margin
  (taxable-equivalent basis).........                       386,298        4.74%                           386,422        4.29%
Less: taxable-equivalent adjustment..                           537                                            645
                                                         ----------                                     ----------
      Net interest income............                    $  385,761                                     $  385,777
                                                         ==========                                     ==========

------------------------------------

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



                                                                       FOR THE SIX MONTHS ENDED
                                       ---------------------------------------------------------------------------------------
                                                       JUNE 30, 2002                                  JUNE 30, 2003
                                       ----------------------------------------       ----------------------------------------
                                                          INTEREST      AVERAGE                          INTEREST      AVERAGE
                                         AVERAGE           INCOME/       YIELD/         AVERAGE           INCOME/       YIELD/
 (DOLLARS IN THOUSANDS)                  BALANCE         EXPENSE(1)     RATE(1)         BALANCE         EXPENSE(1)     RATE(1)
 ------------------------------------  -----------       ----------     -------       -----------       ----------     -------
 ASSETS
 Loans:(2)
  Domestic...........................  $24,314,639       $  739,235        6.12%      $25,051,062       $  701,277        5.63%
  Foreign(3).........................    1,039,909           15,509        3.01         1,568,556           17,161        2.21
 Securities--taxable.................    5,561,342          158,216        5.69         7,351,834          156,520        4.26
 Securities--tax-exempt..............       37,586            1,989       10.59            41,461            2,030        9.79
 Interest bearing deposits in banks..      102,509            1,125        2.21           212,266            2,092        1.99
 Federal funds sold and securities
  purchased under resale agreements..    1,013,769            8,887        1.77           908,213            5,678        1.26
 Trading account assets..............      257,735            1,692        1.32           320,683            1,938        1.22
                                       -----------       ----------                   -----------       ----------
      Total earning assets...........   32,327,489          926,653        5.76        35,454,075          886,696        5.03
                                                         ----------                                     ----------
 Allowance for credit losses.........     (637,210)                                      (594,370)
 Cash and due from banks.............    1,887,985                                      2,097,220
 Premises and equipment, net.........      497,483                                        508,175
 Other assets........................    1,333,050                                      1,601,121
                                       -----------                                    -----------
      Total assets...................  $35,408,797                                    $39,066,221
                                       ===========                                    ===========
 LIABILITIES
 Domestic deposits:
  Interest bearing...................  $ 7,672,584           45,709        1.20       $ 9,648,251           37,608        0.79
  Savings and consumer time..........    3,574,422           32,237        1.82         3,845,754           23,593        1.24
  Large time.........................    3,351,398           37,400        2.25         2,473,968           20,587        1.68
 Foreign deposits(3).................    1,681,420           12,369        1.48         1,303,747            6,017        0.93
                                       -----------       ----------                   -----------       ----------
      Total interest bearing deposits   16,279,824          127,715        1.58        17,271,720           87,805        1.03
                                       -----------       ----------                   -----------       ----------
 Federal funds purchased and
  securities sold under repurchase
  agreements.........................      450,800            3,345        1.50           424,955            2,074        0.98
 Commercial paper....................      976,624            8,510        1.76           959,386            5,674        1.19
 Other borrowed funds................      682,558            7,078        2.09           155,375            2,310        3.00
 Medium and long-term debt...........      399,834            4,823        2.43           399,737            3,684        1.86
 UnionBanCal Corporation--obligated
  mandatorily redeemable preferred
  securities of subsidiary grantor
  trust..............................      352,337            7,911        4.47           351,603            7,323        4.17
                                       -----------       ----------                   -----------       ----------
      Total borrowed funds...........    2,862,153           31,667        2.23         2,291,056           21,065        1.85
                                       -----------       ----------                   -----------       ----------
      Total interest bearing
         liabilities.................   19,141,977          159,382        1.68        19,562,776          108,870        1.12
                                                         ----------                                     ----------
 Noninterest bearing deposits........   11,617,577                                     14,565,228
 Other liabilities...................      961,999                                      1,041,308
                                       -----------                                    -----------
      Total liabilities..............   31,721,553                                     35,169,312
 SHAREHOLDERS' EQUITY
 Common equity.......................    3,687,244                                      3,896,909
                                       -----------                                    -----------
      Total shareholders' equity.....    3,687,244                                      3,896,909
                                       -----------                                    -----------
      Total liabilities and
         shareholders' equity........  $35,408,797                                    $39,066,221
                                       ===========                                    ===========
 Net interest income/margin
(taxable-equivalent basis)...........                       767,271        4.77%                           777,826        4.41%
 Less: taxable-equivalent adjustment.                         1,070                                          1,269
                                                         ----------                                     ----------
      Net interest income............                    $  766,201                                     $  776,557
                                                         ==========                                     ==========

-------------------------------

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


     THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2003

     Our net interest income is impacted by changes in interest rates, the steepening and flattening of the yield curve and changes in volumes and mix of earning assets, deposits, and interest bearing liabilities. Net interest income, on a taxable-equivalent basis, was $386.4 million in the second quarter of 2003, compared with $386.3 million in the second quarter of 2002. This slight increase of $0.1 million was attributable primarily to the impact of the decreasing interest rate environment throughout the prior year on interest bearing liabilities, increasing average noninterest bearing deposits, and higher earning assets, mostly offset by significantly lower yields on our earning assets. Decreasing market rates resulted in lower rates on our interest bearing liabilities of 54 basis points on average balances of $19.8 billion, which was mostly offset by lower average yield of 81 basis points on average earning assets of $36.1 billion, which was favorably impacted by higher interest rate derivatives income of $10.4 million. Mitigating the impact of the lower interest rate environment on our net interest margin was an increase in average earning assets of $3.4 billion, primarily in securities and residential mortgage loans, funded by a $3.1 billion, or 26 percent, increase in average noninterest bearing deposits. As a result of these changes and a flattening yield curve environment, as short-term interest rates rise while long-term interest rates decline, our net interest margin decreased by 45 basis points, to 4.29 percent.

     Average earning assets were $36.1 billion in the second quarter of 2003, compared with $32.7 billion in the second quarter of 2002. This growth was attributable to a $2.1 billion, or 38 percent, increase in average securities and a $938.5 million, or 4 percent, increase in average loans. The increase in average securities, which were comprised primarily of fixed rate securities, reflected liquidity and interest rate risk management actions. The increase in average loans was mostly due to a $1.2 billion increase in average residential mortgages, which was a result of a strategic portfolio shift from more volatile commercial loans. Other loan activities included an increase in average commercial mortgages of $449.9 million and a decrease in average commercial, financial, and industrial loans of $609.8 million.

     Deposit growth, especially in our title and escrow industries, has contributed significantly to our lower cost of funds year-over-year. Average noninterest bearing deposits were $3.1 billion, or 26 percent, higher in the second quarter of 2003 over the prior year, which included a $1.1 billion increase in average title and escrow deposits. We anticipate that growth rates in average noninterest bearing deposits will decline from the 2002 growth rates as refinancings slow down due to interest rate increases.

     SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2003

     Our net interest income is impacted by changes in interest rates, the steepening and flattening of the yield curve and changes in volumes and mix of earning assets, deposits, and interest bearing liabilities. Net interest income, on a taxable-equivalent basis, was $777.8 million in the first six months of 2003, compared with $767.3 million in the first six months of 2002. This increase of $10.5 million, or 1 percent, was attributable primarily to the impact of the decreasing interest rate environment throughout the prior year on interest bearing liabilities, increasing average noninterest bearing deposits, and higher earning assets, partly offset by significantly lower yields on our earning assets. Decreasing market rates resulted in lower rates on our interest bearing liabilities of 56 basis points on average balances of $19.6 billion, which was partly offset by a lower average yield of 73 basis points on average earning assets of $35.5 billion, which was favorably impacted by higher interest rate derivatives income of $16.3 million. Mitigating the impact of the lower interest rate environment on our net interest margin was an increase in average earning assets of $3.1 billion, primarily in securities and residential mortgage loans, funded by a $2.9 billion, or 25 percent, increase in average noninterest bearing deposits. As a result of these changes and a flattening yield curve environment, as short-term interest rates rise while long-term interest rates decline, our net interest margin decreased by 36 basis points, to 4.41 percent.

     Average earning assets were $35.5 billion in the first six months of 2003, compared with $32.3 billion in 2002. This growth was attributable to a $1.8 billion, or 32 percent, increase in average securities and a

$1.3 billion, or 5 percent, increase in average loans. The increase in average securities, which were comprised primarily of fixed rate securities, reflected liquidity and interest rate risk management actions. The increase in average loans was mostly due to a $1.3 billion increase in average residential mortgages, which was a result of a strategic portfolio shift from more volatile commercial loans. Other loan activities included an increase in average commercial mortgages of $485.6 million and a decrease in average commercial, financial, and industrial loans of $507.9 million.

     Deposit growth, especially in our title and escrow industries, has contributed significantly to our lower cost of funds year-over-year. Average noninterest bearing deposits were $2.9 billion, or 25 percent, higher in the first six months of 2003 over the first six months of 2002, which included a $973.1 million increase in average title and escrow deposits.

NONINTEREST INCOME


                                       FOR THE THREE MONTHS ENDED                          FOR THE SIX MONTHS ENDED
                             ----------------------------------------------      ----------------------------------------------
                                                              INCREASE                                           INCREASE
                                                             (DECREASE)                                         (DECREASE)
                             JUNE 30,      JUNE 30,     -------------------      JUNE 30,      JUNE 30,     -------------------
(DOLLARS IN THOUSANDS)         2002          2003        AMOUNT     PERCENT        2002          2003        AMOUNT     PERCENT
---------------------------  --------      --------     -------     -------      --------      --------     -------     -------
Service charges on deposit
  accounts.................  $ 69,869      $ 77,942     $ 8,073       11.55%     $136,012      $150,229     $14,217       10.45%
Trust and investment
  management fees..........    37,587        33,141      (4,446)     (11.83)       74,312        65,816      (8,496)     (11.43)
International commissions
  and fees.................    19,239        21,276       2,037       10.59        37,462        40,889       3,427        9.15
Insurance commissions......     6,252        15,706       9,454      151.22        13,405        28,711      15,306      114.18
Card processing fees, net..     8,736         9,340         604        6.91        17,275        19,022       1,747       10.11
Brokerage commissions and
  fees.....................     9,275         8,729        (546)      (5.89)       18,907        17,595      (1,312)      (6.94)
Foreign exchange trading
  gains, net...............     7,011         6,958         (53)      (0.76)       13,459        13,892         433        3.22
Merchant banking fees......     9,081         6,191      (2,890)     (31.82)       16,026        12,209      (3,817)     (23.82)
Securities gains, net......     1,969         9,013       7,044      357.75         1,969         9,013       7,044      357.75
Other......................     6,587        14,875       8,288      125.82         6,522        31,566      25,044      383.99
                             --------      --------     -------                  --------      --------     -------
  Total noninterest income.  $175,606      $203,171     $27,565       15.70%     $335,349      $388,942     $53,593       15.98%
                             ========      ========     =======                  ========      ========     =======



     THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2003

     In the second quarter of 2003, noninterest income was $203.2 million, an increase of $27.6 million, or 16 percent, over the second quarter of 2002. This increase was mainly attributable to a $9.5 million increase in insurance commissions mostly associated with our acquisitions of John Burnham & Company and Tanner Insurance Brokers, Inc., a $8.1 million increase in service charges on deposit accounts, higher income related to private capital investments, net, of $3.7 million mainly due to lower writedowns in the current year, lower residual value writedowns on auto leases of $3.0 million and a $7.0 million increase in securities gains mainly attributable to a $9.0 million gain arising from the early call of a Mexican Brady Bond, partly offset by a $4.4 million decrease in trust and investment management fees.

     Revenue from service charges on deposit accounts was $77.9 million, an increase of $8.1 million or 12 percent over the second quarter of 2002. This increase was primarily attributable to a 20 percent increase in quarterly average demand deposits (excluding title and escrow deposits) and overdraft fees of $3.5 million associated with a new overdraft program introduced in April 2003.

     Trust and investment management fees were $33.1 million, a decrease of $4.4 million, or 12 percent, from the second quarter of 2002. This decrease is primarily attributable to the decline in equity market values and lower revenues as our clients shift toward fixed income investments. In addition, the current low interest rate environment has led to a significant reduction in balances in the HighMark money market funds. Total assets under administration of $145.2 billion at June 30, 2003 increased by $8.3 billion, or 6 percent, from June 30, 2002.

     Insurance commissions were $15.7 million, an increase of $9.5 million, or 151 percent, over the second quarter of 2002, reflecting the incremental revenues associated with our insurance agency acquisitions.

     Securities gains, net, were $9.0 million compared to securities gains, net, of $2.0 million in the second quarter of 2002. In the second quarter of 2003, we realized a gain of $9.0 million on an early call of a Mexican Brady Bond.

     Other noninterest income was $14.9 million, an increase of $8.3 million, or 126 percent from the second quarter of 2002. This increase was mainly attributable to:

     o an increase in income related to private capital investments, net, of $3.7 million primarily due to lower writedowns on private capital investments of $4.4 million in the second quarter of 2003 compared to the second quarter of 2002. Our private capital investments include direct investments in private and public companies and indirect investments in private equity funds. The fair values of publicly traded investments are determined by using quoted market prices. Investments that are not publicly traded are initially valued at cost and subsequent adjustments to fair value are estimated based on a company's businesses model, current projected financial performance, liquidity and overall economic and market conditions, and

     o no residual value writedowns on auto leases in the second quarter of 2003 compared to residual value writedowns of $3.0 million in the second quarter of 2002. The decline in our impairment for residual values for the auto lease portfolio over the previous year was impacted by (a) our decision to cease originating auto leases in April 2001, which resulted in a reduction in the number of automobiles under lease at June 30, 2003; and (b) the current period determination of used car valuations, obtained from a nationally recognized automobile valuation expert and our own experience. Residual values are affected by the rate at which automobiles are returned to the lessor and the auction values of the automobiles themselves. In 2003, the rate of decline in used car prices and the rate of increase in number of cars we expect to be returned over the remaining life of the portfolio, slowed from the previous year. As of June 30, 2003, auto lease financing was $156.2 million compared to $310.7 million for the same period last year.

     SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2003

     In the first six months of 2003, noninterest income was $388.9 million, an increase of $53.6 million, or 16 percent, over the first six months of 2002. This increase was mainly attributable to a $15.3 million increase in insurance commissions mostly associated with our insurance agency acquisitions, a $14.2 million increase in service charges on deposit accounts, higher income related to private capital investments, net, of $10.5 million primarily due to lower writedowns in the current year, lower residual value writedowns on auto leases of $9.0 million and a $7.0 million increase in securities gains mainly attributable to a $9.0 million gain arising from the early call of a Mexican Brady Bond, partly offset by an $8.5 million decrease in trust and investment management fees.

     Revenue from service charges on deposit accounts was $150.2 million, an increase of $14.2 million, or 10 percent, over the first six months of 2002. This increase was primarily attributable to a 20 percent increase in quarterly average demand deposits (excluding title escrow deposits) and overdraft fees of $3.5 million associated with a new overdraft program introduced in April 2003.

     Trust and investment management fees were $65.8 million, a decrease of $8.5 million, or 11 percent, from the first six months of 2002. This decrease is primarily attributable to the decline in equity market values and lower revenues as our clients shift toward fixed income investments. In addition, the current low interest rate environment has led to a significant reduction in balances in the HighMark money market funds.

     Insurance commissions were $28.7 million, an increase of $15.3 million, or 114 percent, reflecting the incremental revenues associated with our insurance agency acquisitions, and growth in insurance commissions at Armstrong/Robitaille, Inc.

     Securities gains, net, were $9.0 million compared to securities gains, net, of $2.0 million in the first six months of 2002. In the first six months of 2003, we realized a gain of $9.0 million on an early call of a Mexican Brady Bond.

     Other noninterest income was $31.6 million, an increase of $25.0 million, or 384 percent, from the first six months of 2002. This increase was mainly attributable to an increase in income related to private capital investments, net, of $10.5 million primarily due to lower writedowns in the current year, a decrease of $9.0 million in residual value writedowns on auto leases and a $3.3 million insurance recovery from the September 11, 2001 World Trade Center attack recorded in the first quarter of 2003.

NONINTEREST EXPENSE


                                    FOR THE THREE MONTHS ENDED                           FOR THE SIX MONTHS ENDED
                            -----------------------------------------------      ----------------------------------------------
                                                             INCREASE                                            INCREASE
                                                            (DECREASE)                                          (DECREASE)
                            JUNE 30,      JUNE 30,     --------------------      JUNE 30,      JUNE 30,     -------------------
(DOLLARS IN THOUSANDS)        2002          2003        AMOUNT      PERCENT        2002          2003        AMOUNT     PERCENT
--------------------------- --------      --------     -------      -------      --------      --------     -------     -------
Salaries and other
  compensation............  $154,209      $161,567     $ 7,358         4.77%     $296,633      $314,627     $17,994        6.07%
Employee benefits.........    31,891        37,362       5,471        17.16        68,343        82,409      14,066       20.58
                            --------      --------     -------                   --------      --------     -------
  Salaries and employee
  benefits................   186,100       198,929      12,829         6.89       364,976       397,036      32,060        8.78
Net occupancy.............    25,029        32,866       7,837        31.31        48,410        60,502      12,092       24.98
Equipment.................    15,967        16,354         387         2.42        32,307        33,025         718        2.22
Communications............    12,568        13,354         786         6.25        26,509        27,198         689        2.60
Professional services.....    10,936        13,566       2,630        24.05        20,439        25,580       5,141       25.15
Software..................    10,039        10,849         810         8.07        21,549        22,925       1,376        6.39
Advertising and public
  relations...............     8,621         9,693       1,072        12.43        18,629        19,360         731        3.92
Data processing...........     7,540         7,744         204         2.71        16,531        16,228       (303)       (1.83)
Intangible asset
  amortization............     1,280         3,227       1,947       152.11         2,164         5,704       3,540      163.59
Foreclosed asset expense
  (income)................       (13)           --          13      (100.00)          112            51         (61)     (54.46)
Other.....................    38,556        44,422       5,866        15.21        76,652        85,995       9,343       12.19
                            --------      --------     -------                   --------      --------     -------
  Total noninterest expense $316,623      $351,004     $34,381        10.86%     $628,278      $693,604     $65,326       10.40%
                            ========      ========     =======                   ========      ========     =======



     THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2003

     In the second quarter of 2003, noninterest expense was $351.0 million, an increase of $34.4 million, or 11 percent, over the second quarter of 2002. This increase was primarily due to a $12.8 million increase in salaries and employee benefits and a $7.8 million increase in net occupancy, which included a $4.2 million write-off of leasehold improvements.

     Salaries and employee benefits were $198.9 million, an increase of $12.8 million, or 7 percent, over the second quarter of 2002. This increase was primarily attributable to annual merit increases, higher staff levels associated with our recent acquisitions, and increased insurance and worker's compensation benefits expenses.

     Net occupancy expense was $32.9 million, an increase of $7.8 million, or 31 percent over the second quarter of 2002. This increase was primarily attributable to recent acquisitions, new branch openings, other facilities restructuring initiatives, higher property insurance and a $4.2 million write-off of leasehold improvements.

     Professional services expense was $13.6 million, an increase of $2.6 million, or 24 percent, over the second quarter of 2002. This increase was primarily attributable to higher consulting and other professional service expenses.

     Intangible asset amortization was $3.2 million, an increase of $1.9 million, or 152 percent, from the second quarter of 2002. This increase was primarily associated with our acquisitions in the fourth quarter of 2002 and in the second quarter of 2003.

     Other noninterest expense was $44.4 million, an increase of $5.9 million, or 15 percent over the second quarter of 2002. This increase included a $2.6 million increase in unguaranteed low-income housing credit amortization expense and $2.1 million in write-offs related to two software development projects.

     SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2003

     In the first six months of 2003, noninterest expense was $693.6 million, an increase of $65.3 million, or 10 percent, over the first six months of 2002. This increase was primarily due to a $32.1 million increase in salaries and employee benefits and a $12.1 million increase in net occupancy, including $4.2 million related to the write-off of leasehold improvements.

     Salaries and employee benefits were $397.0 million, an increase of $32.1 million, or 9 percent, over the first six months of 2002. This increase was primarily attributable to annual merit increases, higher staff levels mostly associated with our recent acquisitions, increased insurance and health benefits expense, and 401(k) plan expenses.

     Net occupancy expense was $60.5 million, an increase of $12.1 million, or 25 percent, over the first six months of 2002. This increase was primarily attributable to recent acquisitions, new branch openings, other facilities restructuring initiatives, higher property insurance and a $4.2 million write-off of leasehold improvements.

     Professional services expense was $25.6 million, an increase of $5.1 million, or 25 percent over the first six months of 2002. This increase was primarily attributable to increased legal services, consulting and other professional service expenses.

     Intangible asset amortization was $5.7 million, an increase of $3.5 million, or 164 percent, from the first six months of 2002. This increase was primarily associated with our acquisitions in the fourth quarter of 2002 and in the second quarter of 2003.

     Other noninterest expense was $86.0 million, an increase of $9.3 million, or 12 percent, over the first six months of 2002. This increase included a $4.8 million increase in unguaranteed low-income housing credit amortization expense and $2.1 million in write-offs related to two software development projects.

INCOME TAX EXPENSE

     Income tax expense in the second quarter of 2003 was $68.2 million, resulting in a 32 percent effective income tax rate. Income tax expense in the second quarter of 2003 included a $2.7 million refund of income taxes paid in 1998, 1999, and 2000, resulting from the settlement of several tax issues with the Internal Revenue Service. For the second quarter of 2002, the effective income tax rate was 33 percent.

     Income tax expense in the first six months of 2003 was $136.6 million, resulting in a 33 percent effective income tax rate. For the first six months of 2002, the effective income tax rate was 34 percent.

LOANS

     The following table shows loans outstanding by loan type.

                                                                                                      PERCENT CHANGE TO
                                                                                                     JUNE 30, 2003 FROM:
                                                                                                  --------------------------
                                               JUNE 30,         DECEMBER 31,       JUNE 30,       JUNE 30,      DECEMBER 31,
(DOLLARS IN THOUSANDS)                           2002               2002             2003           2002            2002
-------------------------------------------  -----------        -----------      -----------      --------      ------------
Domestic:
  Commercial, financial and industrial.....  $11,006,283        $10,338,508      $ 9,404,285       (14.56)%         (9.04)%
  Construction.............................    1,163,530          1,285,204        1,110,794        (4.53)         (13.57)
   Mortgage:
    Residential............................    5,673,529          6,382,227        6,799,874        19.85            6.54
    Commercial.............................    3,769,068          4,150,178        4,172,864        10.71            0.55
                                             -----------        -----------      -----------
      Total mortgage.......................    9,442,597         10,532,405       10,972,738        16.20            4.18
   Consumer:
    Installment............................      997,973            909,787          851,857       (14.64)          (6.37)
    Revolving lines of credit..............      988,996          1,102,771        1,179,961        19.31            7.00
                                             -----------        -----------      -----------
      Total consumer.......................    1,986,969          2,012,558        2,031,818         2.26            0.96
  Lease financing..........................      880,892            812,918          704,353       (20.04)         (13.35)
                                             -----------        -----------      -----------
      Total loans in domestic offices......   24,480,271         24,981,593       24,223,988        (1.05)          (3.03)
Loans originated in foreign branches.......    1,112,035          1,456,490        1,444,672        29.91           (0.81)
                                             -----------        -----------      -----------
      Total loans..........................  $25,592,306        $26,438,083      $25,668,660         0.30%          (2.91)%
                                             ===========        ===========      ===========



     Our lending activities are predominantly domestic, with such loans comprising 94 percent of the total loan portfolio at June 30, 2003. Total loans at June 30, 2003, were $25.7 billion, an increase of $76 million, or 0.3 percent, from June 30, 2002. The increase was mainly attributable to an increase in the residential mortgage portfolio of $1.1 billion, an increase in the commercial mortgage portfolio of $404 million, and an increase in the loans originated in foreign branches of $333 million, partly offset by a decline in the commercial, financial and industrial loan portfolio of $1.6 billion and a decline in lease financing of $177 million.

     Commercial, financial and industrial loans represent one of the largest categories in the loan portfolio. These loans are extended principally to corporations, middle-market businesses, and small businesses, with no industry concentration exceeding 10 percent of total loans. This portfolio has a high degree of geographic diversification based upon our customers' revenue bases, which we believe lowers our vulnerability to changes in the economic outlook of any particular region of the US. The commercial, financial and industrial loan portfolio was $9.4 billion, or 37 percent of total loans, at June 30, 2003, compared with $11.0 billion, or 43 percent of total loans, at June 30, 2002. The decrease of $1.6 billion, or 15 percent, from the prior year was primarily attributable to current economic conditions that have reduced loan demand in some segments. Loan sales and managed exits are consistent with our strategy to reduce our exposure to more volatile commercial loans and increase the percentage of more stable consumer loans (including residential mortgages).

     The construction loan portfolio totaled $1.1 billion, or 4 percent of total loans, at June 30, 2003, compared with $1.2 billion, or 5 percent of total loans, at June 30, 2002. This decrease of $53 million, or 5 percent, from the prior year was primarily attributable to the slowing economy and its impact on development and construction projects.

     Commercial mortgages were $4.2 billion, or 16 percent of total loans, at June 30, 2003, compared with $3.8 billion, or 15 percent, at June 30, 2002. The mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. The increase in commercial mortgages of $404 million, or 11 percent, from June 30, 2002, was primarily due to demand in the Southern California real estate market.

     Residential mortgages were $6.8 billion, or 26 percent of total loans, at June 30, 2003, compared with $5.7 billion, or 22 percent of total loans, at June 30, 2002. The increase in residential mortgages of $1.1 billion, or 20 percent, from June 30, 2002, continues to be influenced by our strategic decision to increase our residential mortgage portfolio through increased in-house production and additional wholesale and correspondent channels. While we hold most of the loans we originate, we sell most of our 30-year, fixed rate non-Community Reinvestment Act (CRA) residential mortgage loans.

     Consumer loans totaled $2.0 billion, or 8 percent of total loans, at June 30, 2003, compared with $2.0 billion, or 8 percent of total loans, at June 30, 2002. The slight increase of $44.8 million, or 2 percent, was primarily attributable to an increase in home equity loans, partially offset by pay-offs related to the run-off of the automobile dealer lending business exited in the third quarter of 2000. The indirect automobile dealer lending portfolio at June 30, 2003 was $93.9 million.

     Lease financing totaled $704.4 million, or 3 percent of total loans, at June 30, 2003, compared with $880.9 million, or 3 percent of total loans, at June 30, 2002. As we announced in 2001, we have ceased originating auto leases. At June 30, 2003, our portfolio had declined to $156.2 million and will decline 40 percent by December 2003, 90 percent by December 2004, and will fully mature by mid-year 2006.

     Loans originated in foreign branches totaled $1.4 billion, or 6 percent of total loans, at June 30, 2003, compared with $1.1 billion, or 4 percent, at June 30, 2002. The increase in loans originated in foreign branches of $332.6 million, or 30 percent, from June 30, 2002, was primarily attributable to higher borrowings from financial institutions attracted to lower US interest rates and increased lending in Canada.

CROSS-BORDER OUTSTANDINGS

     Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of June 30, 2002, December 31, 2002 and June 30, 2003, for any country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding exclude local currency outstandings. For any country shown in the table below, we do not have significant local currency outstandings that are not hedged or are not funded by local currency borrowings.


                                                       PUBLIC        CORPORATIONS
                                       FINANCIAL       SECTOR          AND OTHER            TOTAL
(DOLLARS IN MILLIONS)               INSTITUTIONS      ENTITIES         BORROWERS        OUTSTANDINGS
----------------------------------  ------------      --------       ------------       ------------
June 30, 2002
Korea.............................      $491            $--               $42               $533
December 31, 2002
Korea.............................      $599            $--               $75               $674
June 30, 2003
Korea.............................      $559            $--               $73               $632


PROVISION FOR CREDIT LOSSES

     We recorded a $25 million provision for credit losses in the second quarter of 2003, compared with a $50 million provision for credit losses for the same period in the prior year. The provision for credit losses in the first six months of 2003 was $55 million, compared with a $105 million provision for credit losses for the same period in the prior year. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below.

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

     Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit or a portfolio segment that management believes indicate the probability that a loss has been incurred. This amount may be determined either by a method prescribed by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income
Recognition and Disclosures" or methods that include a range of probable outcomes based upon certain qualitative factors.

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

     COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES FROM DECEMBER 31, 2002

     At December 31, 2002, our total allowance for credit losses was $609 million, or 2.30 percent of the total loan portfolio and 180.9 percent of total nonaccrual loans. At June 30, 2003, our total allowance for credit losses was $558 million, or 2.17 percent of the total loan portfolio and 147.1 percent of total nonaccrual loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 as amended by SFAS No. 118. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2002, total impaired loans were $300 million, and the associated impairment allowance was $106 million, compared with $327 million and $113 million, respectively, at June 30, 2003. On June 30, 2003 and December 31, 2002, the total allowance for credit losses for off-balance sheet commitments was $72.3 million and $75.4 million, respectively.

     During the second quarter of 2003, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses. Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, affected the assessment of the unallocated allowance.

     We recorded a $25 million provision in the second quarter of 2003, which took into consideration the following factors: the continued slow US economy; the adverse impact on the airline industry from the war in Iraq, severe acute respiratory syndrome (SARS), and the generally weak economy; uncertain, although improving, conditions in the communications/media, power, and other sectors in domestic markets in which we operate; and growth and changes in the composition of the loan portfolio.

     CHANGES IN THE FORMULA AND SPECIFIC ALLOWANCES

     At June 30, 2003, the formula allowance was $276 million, compared to $294 million at December 31, 2002, a decrease of $18 million. The specific allowance was $124 million at June 30, 2003, compared to $121 million at December 31, 2002, an increase of $3 million. The changes in both the formula and specific allowances reflect the movement of credits to nonaccrual status and the reduction in the amount of commercial loans.

     CHANGES IN THE UNALLOCATED ALLOWANCE

     At June 30, 2003, the unallocated allowance was $158 million, compared to $194 million at December 31, 2002, a decrease of $36 million. In evaluating the appropriateness of the unallocated allowance, we considered the following factors, as well as more general factors such as the interest rate environment and the impact of the economic downturn on those borrowers who have a more leveraged financial profile:

     o With respect to the communications/media industry, management considered the impact of weakened consumer confidence on consumer spending and advertising revenues, as well as the increasingly competitive environment facing telecommunication carriers, which could be in the range of $12 million to $33 million.

     o With respect to the commercial real estate sector, management considered weak demand growth and continuing excess supply in many markets, as well as the specific weakness in Northern California resulting from regional over-dependence on the hi-tech sector and some portfolio concentration in the office and apartment markets, which could be in the range of $16 million to $32 million.

     o With respect to power companies and utilities, management considered excess generating capacity, cyclical weakness in demand, high debt burdens and capital market disaffection in the unregulated merchant-energy sector, which could be in the range of $15 million to $30 million.

     o With respect to cross-border loans and acceptances to certain Asia/Pacific Rim countries, management considered the effects of slow US growth coupled with the continuing struggle against recession and deflation in Japan, which could be in the range of $8 million to $17 million.

     o With respect to the retail sector, management considered the adverse effects of the weak economy and less robust consumer spending resulting in unwanted accumulation of inventories, which could be in the range of $6 million to $12 million.

     o With respect to leasing, management considered the on-going problems of the airline industry as it continues to struggle with the weak economy and excess capacity, exacerbated by the war in Iraq and public health concerns about SARS, which could be in the range of $6 million to $12 million.

     o With respect to the technology industry, management considered weak capital spending in the US, as well as the effects of excess capacity and steepening price declines in many technology segments, which could be in the range of $4 million to $9 million.

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

     CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth a reconciliation of changes in our allowance for credit losses.


                                                                  FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,              ENDED JUNE 30,
                                                                 ----------------------      ---------------------
(DOLLARS IN THOUSANDS)                                             2002          2003          2002         2003
--------------------------------------------------------------   --------      --------      --------     --------
Balance, beginning of period..................................   $629,367      $586,197      $634,509     $609,190
Loans charged off:
  Commercial, financial and industrial........................     67,952        51,130       130,178       88,956
  Commercial mortgage.........................................         --            --            20           --
  Consumer....................................................      2,476         2,429         5,235        5,085
  Lease financing.............................................        674        13,190         1,507       32,208
                                                                 --------      --------      --------     --------
    Total loans charged off...................................     71,102        66,749       136,940      126,249
Recoveries of loans previously charged off:
  Commercial, financial and industrial........................     12,822        13,008        17,339       18,587
  Construction................................................         40            --            40           --
  Commercial mortgage.........................................         44            44           139          150
  Consumer....................................................        873           697         1,781        1,420
  Lease financing.............................................        182            50           383          168
                                                                 --------      --------      --------     --------
    Total recoveries of loans previously charged off..........     13,961        13,799        19,682       20,325
                                                                 --------      --------      --------     --------
      Net loans charged off...................................     57,141        52,950       117,258      105,924
Provision for credit losses...................................     50,000        25,000       105,000       55,000
Foreign translation adjustment and other net additions(2).....      2,722            35         2,697           16
                                                                 --------      --------      --------     --------
Balance, end of period........................................   $624,948      $558,282      $624,948     $558,282
                                                                 ========      ========      ========     ========
Allowance for credit losses to total loans....................       2.44%         2.17%         2.44%        2.17%
Provision for credit losses to net loans charged off..........      87.50         47.21         89.55        51.92
Net loans charged off to average loans outstanding
 for the period(1)............................................       0.90          0.80          0.93         0.80

---------------------------

(1)  Annualized.

(2) Includes $2.4 million related to the First Western Bank acquisition in the second quarter of 2002.


     Total loans charged off in the second quarter of 2003 decreased by $4.4 million from the second quarter of 2002, primarily due to a $16.8 million decrease in commercial, financial and industrial loans charged off, partly offset by a $12.5 million increase in lease financing charge-offs. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

     Second quarter 2003 recoveries of loans previously charged off decreased by $0.2 million from the second quarter of 2002. The percentage of net loans charged off to average loans outstanding for the second quarter of 2003 decreased by 10 basis points from the same period in 2002. At June 30, 2003, the allowance for credit losses exceeded the annualized net loans charged off during the second quarter of 2003, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

     Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

NONPERFORMING ASSETS


                                                                  JUNE 30,        DECEMBER 31,    JUNE 30,
(DOLLARS IN THOUSANDS)                                                2002            2002          2003
--------------------------------------------------------------    --------        -----------     --------
Commercial, financial and industrial..........................    $386,912        $   276,415     $273,896
Construction..................................................          --                 --        1,559
Commercial mortgage...........................................      24,201             23,980       48,479
Lease financing...............................................       3,369             36,294       52,568
Loan originated in foreign branches...........................          --                 --        2,985
                                                                  --------        -----------     --------
  Total nonaccrual loans......................................     414,482            336,689      379,487
Foreclosed assets.............................................         490                715          271
                                                                  --------        -----------     --------
  Total nonperforming assets..................................    $414,972        $   337,404     $379,758
                                                                  ========        ===========     ========
Allowance for credit losses...................................    $624,948        $   609,190     $558,282
                                                                  ========        ===========     ========
Nonaccrual loans to total loans...............................        1.62%              1.27%        1.48%
Allowance for credit losses to nonaccrual loans...............      150.78             180.94       147.11
Nonperforming assets to total loans and foreclosed assets.....        1.62               1.28         1.48
Nonperforming assets to total assets..........................        1.15               0.84         0.89



     At June 30, 2003, nonperforming assets totaled $379.8 million, an increase of $42.4 million, or 13 percent, from December 31, 2002. The increase was primarily due to our decision to place additional airplane leases on nonaccrual, partially offset by our decision during the second quarter of 2003, to return two airplane leases, totaling $18.3 million, to accrual status. In addition, we placed two San Francisco Bay Area office loans, totaling approximately $22.8 million, on nonaccrual status.

     Nonaccrual loans as a percentage of total loans were 1.48 percent at June 30, 2003, compared with 1.62 percent at June 30, 2002. Nonperforming assets as a percentage of total loans and foreclosed assets were 1.48 percent at June 30, 2003, compared to 1.62 percent at June 30, 2002.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING


                                                                    JUNE 30,        DECEMBER 31,    JUNE 30,
(DOLLARS IN THOUSANDS)                                                2002              2002          2003
------------------------------------------------------------------  --------        -----------     --------
Commercial, financial and industrial..............................  $ 11,096        $     1,705     $  1,728
Construction......................................................        --                679        2,311
Mortgage:
  Residential.....................................................     5,104              3,211        3,915
  Commercial......................................................       523                506          540
                                                                    --------        -----------     --------
    Total mortgage................................................     5,627              3,717        4,455
Consumer and other................................................     1,513              2,072        1,879
                                                                    --------        -----------     --------
  Total loans 90 days or more past due and still accruing.........  $ 18,236        $     8,173     $ 10,373



QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT INTEREST RATE RISK MANAGEMENT (OTHER THAN TRADING)

     THE FOLLOWING INFORMATION ON MARKET RISK ASSOCIATED WITH INTEREST RATE RISK IS BEING PROVIDED IN ORDER TO EXPAND THE INFORMATION ON THE ASSUMPTIONS USED IN OUR SIMULATION MODELS, WHICH QUANTIFY OUR SENSITIVITY TO CHANGES IN INTEREST RATES. SEE ALSO PART I, ITEM 3 OF THIS DOCUMENT, TITLED "QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK."

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

     The management of market risk is governed by policies reviewed and approved annually by our Board of Directors (Board). The Board assigns responsibility for market risk management to the Chief Executive Officer as the administrator of the Asset & Liability Management Committee (ALCO), which is composed of UnionBanCal Corporation executives. ALCO meets monthly and reports quarterly to the Finance and Capital Committee of the Board on activities related to the management of market risk. As part of the management of our market risk, ALCO may direct changes in the mix of assets and liabilities and the extent to which we utilize investment securities and derivative instruments such as interest rate swaps, caps and floors to hedge our interest rate exposures. ALCO reviews and approves specific market risk management programs involving investment and hedging activities and certain market risk limits. The ALCO Chairman is responsible for the company-wide management of market risk. The Treasurer is responsible for implementing funding, investing, and hedging strategies designed to manage this risk. On a day-to-day basis, the monitoring of market risk takes place at a centralized level within the Market Risk Monitoring unit (MRM). MRM is responsible for measuring risks to ensure compliance with all market risk limits and guidelines incorporated within the policies and procedures established by the Board and ALCO. MRM reports monthly to ALCO on trading risk exposures and on compliance with interest rate risk, securities portfolio and derivatives policy limits. MRM also reports quarterly to ALCO on the effectiveness of our hedging activities. In addition, periodic reviews by internal audit and regulators provide further evaluation of controls over the risk management process.

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

     Our unhedged NII remains inherently asset sensitive, meaning that our assets generally reprice more quickly than our liabilities, particularly our core deposits. Since the NII associated with an asset sensitive balance sheet tends to decrease when interest rates decline and increase when interest rates rise, derivative hedges and the securities portfolio are used to manage this risk. In the second quarter of 2003, we did not enter into any derivative hedges. We continued to increase the size of our securities portfolio in response to strong growth in core deposits, which respond more slowly to changes in market rates than wholesale liabilities. Together, our hedging and investment activities resulted in an essentially neutral risk profile for the hedged balance sheet with respect to parallel yield curve shifts. For a further discussion of derivative instruments and our hedging strategies, see Note 16--"Derivative Instruments" of the Notes to Consolidated Financial Statements included in our Form 10-K/A for the year ended December 31, 2002.

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

     Our official NII policy measure involves a simulation of "Earnings-at-Risk"
(EaR) in which we estimate the impact that gradual, ramped-on parallel shifts in the yield curve would have on NII over a 12-month horizon. Under the Board's policy limits, the negative change in simulated NII in either the up or down 200 basis point shock scenarios may not exceed 4 percent of NII as measured in the base case, or no change, scenario. The following table sets forth the simulation results in both the up and down 200 basis point ramp scenarios as of June 30, 2003(1):


                                                MARCH 31,     JUNE 30,
(DOLLARS IN MILLIONS)                             2003          2003
-------------------------------------------     --------      -------
+200 basis points..........................        $15.4         $6.7
as a percentage of base case NII...........         1.04%        0.46%
-200 basis points..........................       $(15.3)       $(2.4)
as a percentage of base case NII...........         1.04%        0.17%

------------------

(1) For these policy simulations, NII is adjusted to incorporate the effect of certain non-interest expense items related to demand deposits that are nevertheless sensitive to changes in interest rates.

     EaR in the down 200 basis point scenario was ($2.4) million, or .17 percent of adjusted NII in the base case scenario, well within the Board's guidelines.

     However, with federal funds and LIBOR rates already below two percent, a downward ramp scenario of 200 basis points would result in short-term rate levels below zero. As a result, we believe that a downward ramp scenario of 100 basis points provides a more reasonable measure of asset sensitivity in a falling interest rate environment. As of June 30, 2003, the difference between adjusted NII in the base case and adjusted NII after a gradual 100 basis point downward ramp was a positive $2.4 million, or .17 percent of the base case.

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

     In order to manage interest rate and foreign currency exchange risk associated with our trading activities, we utilize a variety of non-statistical methods including: position limits for each trading activity, daily marking of all positions to market, daily profit and loss statements, position reports, and independent verification of all inventory pricing. Additionally, Market Risk Monitoring (MRM) reports positions and profits and losses daily to the Treasurer and trading managers and weekly to the ALCO Chairman. ALCO is provided reports on a monthly basis. We believe that these procedures, which stress timely communication between MRM and senior management, are the most important elements of the risk management process.

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



                                        MARCH 31, 2003             JUNE 30, 2003
                                   ----------------------     ----------------------
                                   AVERAGE    HIGH    LOW     AVERAGE    HIGH    LOW
(DOLLARS IN THOUSANDS)               VAR       VAR    VAR       VAR       VAR    VAR
--------------------------------   -------    ----    ---     -------    ----    ---
Foreign exchange................      $155    $293    $67        $152    $340    $67
Securities......................       207     463     97         231     463     97



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

     The Securities Trading & Institutional Sales department serves the fixed income needs of our institutional clients and acts as the fixed income wholesaler for our broker/dealer subsidiary, UBOC Investment Services, Inc. As with our foreign exchange business, we continue to generate the vast majority of our securities income from customer-related transactions.

     Our interest rate derivative contracts included as of June 30, 2003, $3.6 billion of derivative contracts entered into as an accommodation for customers. We act as an intermediary and match these contracts, at a credit spread, to contracts with major dealers, thus neutralizing the related market risk.

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

     Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, savings, and consumer time deposits, combined with average common shareholders' equity, funded 82 percent of average total assets of $39.8 billion for the second quarter of 2003. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, large time deposits, foreign deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper, and other borrowings. The securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales, or repurchase agreements. Liquidity may also be provided by the sale or maturity of assets. Such assets include interest-bearing deposits in banks, federal funds sold, securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $1.8 billion for the quarter ended June 30, 2003. Additional liquidity may be provided through loan maturities and sales.

REGULATORY CAPITAL

     The following tables summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.

UNIONBANCAL CORPORATION


                                                                                                 MINIMUM
                                        JUNE 30,         DECEMBER 31,       JUNE 30,           REGULATORY
(DOLLARS IN THOUSANDS)                    2002               2002             2003             REQUIREMENT
---------------------------------- -----------------  -----------------  -----------------   ----------------
CAPITAL COMPONENTS
Tier 1 capital....................    $ 3,834,103        $ 3,667,237        $ 3,791,651
Tier 2 capital....................        562,165            573,858            538,163
                                   -----------------  -----------------  -----------------
Total risk-based capital..........    $ 4,396,268        $ 4,241,095        $ 4,329,814
                                   =================  =================  =================
Risk-weighted assets..............    $32,213,352        $32,811,441        $33,142,588
                                   =================  =================  =================
Quarterly average assets..........    $35,613,957        $37,595,002        $39,366,344
                                   =================  =================  =================

CAPITAL RATIOS                       AMOUNT    RATIO     AMOUNT   RATIO     AMOUNT   RATIO     AMOUNT   RATIO
--------------                     ----------  -----  ----------  -----  ----------  -----   ---------- -----
Total capital (to risk-weighted
  assets)......................... $4,396,268  13.65% $4,241,095  12.93% $4,329,814  13.06% >$2,651,407   8.0%
                                                                                            -
Tier 1 capital (to risk-weighted
  assets).........................  3,834,103  11.90   3,667,237  11.18   3,791,651  11.44  > 1,325,704   4.0
                                                                                            -
Leverage(1).......................  3,834,103  10.77   3,667,237   9.75   3,791,651   9.63  > 1,574,654   4.0
                                                                                            -
-----------------------

(1) Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

UNION BANK OF CALIFORNIA, N.A.




                                                                                                  MINIMUM        "WELL-CAPITALIZED"
                                        JUNE 30,         DECEMBER 31,        JUNE 30,           REGULATORY           REGULATORY
(DOLLARS IN THOUSANDS)                    2002               2002              2003             REQUIREMENT         REQUIREMENT
---------------------------------- -----------------  -----------------  -----------------   ----------------   -------------------
CAPITAL COMPONENTS
Tier 1 capital....................    $ 3,473,828        $ 3,334,720       $ 3,490,596
Tier 2 capital....................        471,258            484,062           467,613
                                   -----------------  -----------------  -----------------
Total risk-based capital..........    $ 3,945,086        $ 3,818,782       $ 3,958,209
                                   =================  =================  =================
Risk-weighted assets..............    $31,581,189        $32,161,047       $32,492,833
                                   =================  =================  =================
Quarterly average assets..........    $35,113,945        $37,019,328       $38,811,257
                                   =================  =================  =================



CAPITAL RATIOS                        AMOUNT   RATIO    AMOUNT    RATIO     AMOUNT   RATIO     AMOUNT   RATIO     AMOUNT     RATIO
--------------                     ----------  -----  ----------  -----  ----------  -----   ---------- -----   ----------   -----
Total capital (to risk-weighted
  assets)......................... $3,945,086  12.49% $3,818,782  11.87% $3,958,209  12.18% >$2,599,427   8.0% >$3,249,283    10.0%
                                                                                            -                  -
Tier 1 capital (to risk-weighted
  assets).........................  3,473,828  11.00   3,334,720  10.37   3,490,596  10.74  > 1,299,713   4.0  > 1,949,570     6.0
                                                                                            -                  -
Leverage(1).......................  3,473,828   9.89   3,334,720   9.01   3,490,596   8.99  > 1,552,450   4.0  > 1,940,563     5.0
                                                                                            -                  -
----------------------------

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

     Compared with December 31, 2002, our Tier 1 risk-based capital ratio at June 30, 2003, increased 26 basis points to 11.44 percent, our total risk-based capital ratio increased 13 basis points to 13.06 percent, and our leverage ratio decreased 12 basis points to 9.63 percent. The increase in our capital ratios was primarily attributable to an increase in shareholders' equity, partly offset by an increase in risk-weighted assets.

     As of June 30, 2003, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the leverage ratio.

CERTAIN BUSINESS RISK FACTORS

     ADVERSE CALIFORNIA ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS

     A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the long-term impact of the California energy crisis, the decline in the technology sector and the California state government's recent budgetary crisis and continuing fiscal difficulties. If economic conditions in California continue to decline, we expect that our level of problem assets could increase.

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

     ADVERSE ECONOMIC FACTORS AFFECTING CERTAIN INDUSTRIES COULD ADVERSELY AFFECT OUR BUSINESS

     We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to residential real estate. Accordingly, a downturn in the real estate and housing industries in California could have an adverse effect on our operations. In addition, auto leases comprise a declining portion of our total loan portfolio. We ceased originating auto leases in April 2001; however, continued deterioration in the used car market may result in additional losses on the valuation of auto lease residuals on our remaining auto leases. We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the communications/media industry, the retail industry, the airline industry, the power industry and the technology industry. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs.

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

     SHAREHOLDER VOTES ARE CONTROLLED BY BTM; OUR INTERESTS MAY NOT BE THE SAME AS BTM'S INTERESTS

     BTM, a wholly owned subsidiary of Mitsubishi Tokyo Financial Group, Inc., owns a majority (approximately 66 percent as of June 30, 2003) of the outstanding shares of our common stock. As a result, BTM can elect all of our directors and, as a result, can control the vote on all matters, including determinations such as: approval of mergers or other business combinations; sales of all or substantially all of our assets; any matters submitted to a vote of our shareholders; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to common stock or other equity securities; and other matters that might be favorable to BTM.

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

     Banks, securities firms, and insurance companies can now combine as a "financial holding company." Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Recently, a number of foreign banks have acquired financial services companies in the US, further increasing competition in the US market.

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

(FRB), which regulates the supply of money and credit in the US. Under long-standing policy of the FRB, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in US government securities, (b) changing the discount rates of borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, results of operations and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     A complete explanation concerning our market risk exposure is incorporated by reference from the text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10-K/A for the year ended December 31, 2002 and by reference to Part I, Item 2 of this document under the captions "Quantitative and Qualitative Disclosure about Interest Rate Risk Management (Other Than Trading)," "Liquidity Risk," and "Certain Business Risk Factors."

ITEM 4. CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of June 30, 2003, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms.

     (b) CHANGES IN INTERNAL CONTROLS. These officers have also concluded that during the second quarter of 2003 there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are subject to various pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable.

     Union Bank of California, N.A., our major subsidiary (the Bank), has been named in two suits pending in the United States District Court for the Central District of California, Christensen v. Union Bank of California (formerly captioned as Rockoff v Union Bank of California et al)(filed December 21, 2001) and Neilson v Union Bank of California et al (filed September 4, 2002), and one suit in Los Angeles County Superior Court, Kilpatrick v Orrick Herrington & Sutcliffe, et al (filed April 22, 2003 as to the Bank). The plaintiffs in these suits collectively seek in excess of $250 million alleged to have been lost by those who invested money in various investment arrangements conducted by an individual named Reed Slatkin. Mr. Slatkin is alleged to have been operating a fraudulent investment scheme commonly referred to as a "Ponzi" scheme. The plaintiffs in the Christensen case are various investors in the arrangements conducted by Mr. Slatkin and the plaintiffs in the Neilson case include both investors and the trustee of Mr. Slatkin's bankruptcy estate. A substantial majority of those who invested with Mr. Slatkin had no relationship with the Bank. A small minority, comprising less than five percent of the investors, had custodial accounts with the Bank. The Neilson case seeks to impose liability upon the Bank and two other financial institutions for both the losses suffered by those custodial customers as well as investors who had no relationship with the Bank. The plaintiff in the Kilpatrick case is an individual investor who seeks recovery of funds placed in an account for a limited liability company which he formed with Slatkin.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     For information regarding matters submitted to a vote at the Annual Meeting of Shareholders on April 23, 2003 ("Annual Meeting"), see Part II, Item 4 of Form 10-Q for the quarter ended March 31, 2003, incorporated herein.

     At that annual meeting, our shareholders approved our reincorporation from California to Delaware. This is expected to occur by the end of the year.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS:


 NO.                                     DESCRIPTION
----      ----------------------------------------------------------------------
10.1 Form of Change-of-Control Agreement, dated as of May 1, 2003, between UnionBanCal Corporation and each of the policy-making officers of UnionBanCal Corporation(1)
31.1      Certification  of the Chief  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2      Certification  of the Chief  Financial  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1      Certification  of the Chief  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2      Certification  of the Chief  Financial  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

------------------------
(1)      Provided herewith


(B)      REPORTS ON FORM 8-K

     We furnished a report on Form 8-K on April 16, 2003 reporting under Item 9 thereof that UnionBanCal Corporation issued a press release concerning earnings for the first quarter of 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, UnionBanCal Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             UNIONBANCAL CORPORATION
                                                  (Registrant)

                           By:               /S/ NORIMICHI KANARI
                                  ----------------------------------------------
                                                 Norimichi Kanari
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (Principal Executive Officer)

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

                           Date:  August 14, 2003