Form 10-Q
period 2003-09-30
UNIONBANCAL CORP
filed 2003-11-13
CIK 1011659

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

                For the quarterly period ended September 30, 2003


                         Commission file number 1-15081


                             UNIONBANCAL CORPORATION


State of Incorporation: Delaware   I.R.S. Employer Identification No. 94-1234979


                              400 California Street
                      San Francisco, California 94104-1302
              (Address and zip code of principal executive offices)
                  Registrant's telephone number: (415) 765-2969



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                               ---   ---
     Number  of  shares  of  Common  Stock  outstanding  at  October 31,   2003:
145,417,533





================================================================================


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                                PAGE
                                                                               NUMBER
                                                                               ------
PART I
FINANCIAL INFORMATION
   Consolidated Financial Highlights............................................  2
    Item 1. Financial Statements:
       Condensed Consolidated Statements of Income..............................  4
       Condensed Consolidated Balance Sheets....................................  5
       Condensed Consolidated Statements of Changes in Shareholders' Equity.....  6
       Condensed Consolidated Statements of Cash Flows..........................  7
       Notes to Condensed Consolidated Financial Statements.....................  8
    Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations:
       Introduction............................................................. 20
       Summary.................................................................. 21
       Business Segments........................................................ 22
       Net Interest Income...................................................... 32
       Noninterest Income....................................................... 35
       Noninterest Expense...................................................... 37
       Income Tax Expense....................................................... 38
       Loans.................................................................... 38
       Cross-Border Outstandings................................................ 40
       Provision for Credit Losses.............................................. 41
       Allowance for Credit Losses.............................................. 41
       Nonperforming Assets..................................................... 45
       Loans 90 Days or More Past Due and Still Accruing........................ 46
       Quantitative and Qualitative Disclosure about Interest Rate Risk
         Management (Other Than Trading).....................................    46
       Liquidity Risk........................................................... 49
       Regulatory Capital....................................................... 50
       Certain Business Risk Factors............................................ 51
   Item 3. Quantitative and Qualitative Disclosure About Market Risk............ 55
   Item 4. Controls and Procedures.............................................. 55
PART II
OTHER INFORMATION
   Item 5. Other Information.................................................... 56
   Item 6. Exhibits and Reports on Form 8-K..................................... 56
Signatures...................................................................... 57




                         PART I. FINANCIAL INFORMATION
                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                                   (Unaudited)

                                                                       AS OF AND FOR THE THREE MONTHS ENDED
                                                                   ------------------------------------------
                                                                   SEPTEMBER 30,     SEPTEMBER 30,    PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                           2002              2003         CHANGE
-----------------------------------------------------------------  -------------     -------------    -------
RESULTS OF OPERATIONS:
   Net interest income(1)........................................  $     392,636     $     401,736      2.32%
   Provision for credit losses...................................         40,000            20,000    (50.00)
   Noninterest income............................................        169,116           201,470     19.13
   Noninterest expense...........................................        317,824           348,861      9.77
                                                                   -------------     -------------
   Income before income taxes(1).................................        203,928           234,345     14.92
   Taxable-equivalent adjustment.................................            534               647     21.16
   Income tax expense............................................         65,163            78,653     20.70
                                                                   -------------     -------------
Net income.......................................................  $     138,231     $     155,045     12.16%
                                                                   =============     =============
PER COMMON SHARE:
   Net income--basic.............................................  $        0.89     $        1.04     16.85%
   Net income--diluted...........................................           0.88              1.02     15.91
   Dividends(2)..................................................           0.28              0.31     10.71
   Book value (end of period)....................................          24.22             25.32      4.54
   Common shares outstanding (end of period).....................    150,220,119       145,105,566     (3.40)
   Weighted average common shares outstanding--basic.............    154,889,552       149,528,298     (3.46)
   Weighted average common shares outstanding--diluted...........    156,709,715       151,561,790     (3.29)
BALANCE SHEET (END OF PERIOD):
   Total assets..................................................  $  37,608,001     $  42,602,745     13.28%
   Total loans...................................................     25,962,159        26,047,376      0.33
   Nonaccrual loans..............................................        395,212           341,039    (13.71)
   Nonperforming assets..........................................        395,521           344,347    (12.94)
   Total deposits................................................     30,588,080        35,957,805     17.55
   Medium and long-term debt.....................................        418,369           417,369     (0.24)
   Trust preferred securities....................................        370,286           356,629     (3.69)
   Shareholders' equity..........................................      3,637,945         3,674,107      0.99
BALANCE SHEET (PERIOD AVERAGE):
   Total assets..................................................  $  35,803,475     $  41,913,515     17.07%
   Total loans...................................................     25,971,483        26,331,986      1.39
   Earning assets................................................     32,757,523        37,855,869     15.56
   Total deposits................................................     28,455,452        34,902,964     22.66
   Shareholders' equity..........................................      3,814,927         3,834,834      0.52
FINANCIAL RATIOS:
   Return on average assets(3)...................................           1.53%             1.47%
   Return on average shareholders' equity(3).....................          14.38             16.04
   Efficiency ratio(4)...........................................          56.57             57.85
   Net interest margin(1)........................................           4.77              4.22
   Dividend payout ratio.........................................          31.46             29.81
   Tangible equity ratio.........................................           9.38              8.05
   Tier 1 risk-based capital ratio...............................          11.14             10.96
   Total risk-based capital ratio................................          12.89             12.58
   Leverage ratio................................................          10.13              8.73
   Allowance for credit losses to total loans....................           2.40              2.11
   Allowance for credit losses to nonaccrual loans...............         157.66            161.43
   Net loans charged off to average total loans(3)...............           0.64              0.58
   Nonperforming assets to total loans and foreclosed assets.....           1.52              1.32
   Nonperforming assets to total assets..........................           1.05              0.81

--------------------------------

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


                         PART I. FINANCIAL INFORMATION
                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                                   (Unaudited)

                                                                       AS OF AND FOR THE NINE MONTHS ENDED
                                                                   ------------------------------------------
                                                                   SEPTEMBER 30,     SEPTEMBER 30,    PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                           2002              2003         CHANGE
-----------------------------------------------------------------  -------------     -------------    -------
RESULTS OF OPERATIONS:
   Net interest income(1)........................................  $   1,159,907     $   1,179,562      1.69%
   Provision for credit losses...................................        145,000            75,000    (48.28)
   Noninterest income............................................        504,465           590,412     17.04
   Noninterest expense...........................................        946,102         1,042,465     10.19
                                                                   -------------     -------------
   Income before income taxes(1).................................        573,270           652,509     13.82
   Taxable-equivalent adjustment.................................          1,604             1,916     19.45
   Income tax expense............................................        188,716           215,273     14.07
                                                                   -------------     -------------
   Net income....................................................  $     382,950     $     435,320     13.68%
                                                                   =============     =============
PER COMMON SHARE:
   Net income--basic.............................................$          2.45     $        2.90     18.37%
   Net income--diluted...........................................           2.43              2.87     18.11
   Dividends(2)..................................................           0.81              0.90     11.11
   Book value (end of period)....................................          24.22             25.32      4.54
   Common shares outstanding (end of period).....................    150,220,119       145,105,566     (3.40)
   Weighted average common shares outstanding--basic.............    156,139,173       150,059,789     (3.89)
   Weighted average common shares outstanding--diluted...........    157,892,168       151,544,757     (4.02)
BALANCE SHEET (END OF PERIOD):
   Total assets..................................................$    37,608,001     $  42,602,745     13.28%
   Total loans...................................................     25,962,159        26,047,376      0.33
   Nonaccrual loans..............................................        395,212           341,039    (13.71)
   Nonperforming assets..........................................        395,521           344,347    (12.94)
   Total deposits................................................     30,588,080        35,957,805     17.55
   Medium and long-term debt.....................................        418,369           417,369     (0.24)
   Trust preferred securities....................................        370,286           356,629     (3.69)
   Shareholders' equity..........................................      3,637,945         3,674,107      0.99
BALANCE SHEET (PERIOD AVERAGE):
   Total assets..................................................$    35,541,802     $  40,025,749     12.62%
   Total loans...................................................     25,562,452        26,522,687      3.76
   Earning assets................................................     32,472,409        36,263,471     11.67
   Total deposits................................................     28,085,461        32,870,184     17.04
   Shareholders' equity..........................................      3,730,273         3,875,990      3.91
FINANCIAL RATIOS:
   Return on average assets(3)...................................           1.44%             1.45%
   Return on average shareholders' equity(3).....................          13.73             15.02
   Efficiency ratio(4)...........................................          56.84             58.90
   Net interest margin(1)........................................           4.77              4.35
   Dividend payout ratio.........................................          33.06             31.03
   Tangible equity ratio.........................................           9.38              8.05
   Tier 1 risk-based capital ratio...............................          11.14             10.96
   Total risk-based capital ratio................................          12.89             12.58
   Leverage ratio................................................          10.13              8.73
   Allowance for credit losses to total loans....................           2.40              2.11
   Allowance for credit losses to nonaccrual loans...............         157.66            161.43
   Net loans charged off to average total loans(3)...............           0.83              0.73
   Nonperforming assets to total loans and foreclosed assets.....           1.52              1.32
   Nonperforming assets to total assets..........................           1.05              0.81


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


ITEM 1. FINANCIAL STATEMENTS

                   UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                       FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                      -----------------------      -------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                           2002           2003           2002           2003
----------------------------------------------------------------      --------       --------      ----------     ----------
INTEREST INCOME
   Loans........................................................      $381,989       $349,918      $1,136,359     $1,067,806
   Securities...................................................        77,518         93,252         237,098        251,151
   Interest bearing deposits in banks...........................           773            922           1,898          3,014
   Federal funds sold and securities purchased under resale
     agreements.................................................         1,467          2,532          10,354          8,210
   Trading account assets.......................................         1,366            870           2,987          2,740
                                                                      --------       --------      ----------     ----------
       Total interest income....................................       463,113        447,494       1,388,696      1,332,921
                                                                      --------       --------      ----------     ----------
INTEREST EXPENSE
   Domestic deposits............................................        52,049         34,984         167,395        116,772
   Foreign deposits.............................................         4,727          1,991          17,096          8,008
   Federal funds purchased and securities sold under
     repurchase agreements......................................         1,789            689           5,134          2,763
   Commercial paper.............................................         4,488          1,723          12,998          7,397
   Medium and long-term debt....................................         2,375          1,738           7,198          5,422
   UnionBanCal Corporation--obligated mandatorily redeemable
     preferred securities of subsidiary grantor trust...........         3,921          3,607          11,832         10,930
   Other borrowed funds.........................................         1,662          1,673           8,740          3,983
                                                                      --------       --------      ----------     ----------
       Total interest expense...................................        71,011         46,405         230,393        155,275
                                                                      --------       --------      ----------     ----------
NET INTEREST INCOME.............................................       392,102        401,089       1,158,303      1,177,646
   Provision for credit losses..................................        40,000         20,000         145,000         75,000
                                                                      --------       --------      ----------     ----------
       Net interest income after provision for credit losses....       352,102        381,089       1,013,303      1,102,646
                                                                      --------       --------      ----------     ----------
NONINTEREST INCOME
   Service charges on deposit accounts..........................        68,629         81,832         204,641        232,061
   Trust and investment management fees.........................        35,368         35,429         109,680        101,245
   International commissions and fees...........................        20,131         22,223          57,593         63,112
   Insurance commissions........................................         6,259         15,814          19,969         45,056
   Card processing fees, net....................................         9,068         10,335          26,343         29,357
   Brokerage commissions and fees...............................         9,034          7,549          27,614         24,614
   Merchant banking fees........................................         6,819          9,312          22,845         21,521
   Foreign exchange trading gains, net..........................         8,193          7,574          21,653         21,466
   Securities gains (losses), net...............................         1,017         (2,618)          2,986          7,042
   Other........................................................         4,598         14,020          11,141         44,938
                                                                      --------       --------      ----------     ----------
       Total noninterest income.................................       169,116        201,470         504,465        590,412
                                                                      --------       --------      ----------     ----------
NONINTEREST EXPENSE
   Salaries and employee benefits...............................       182,275        205,302         547,251        602,338
   Net occupancy................................................        27,340         31,342          75,750         91,844
   Equipment....................................................        16,343         15,680          48,650         48,705
   Communications...............................................        13,186         12,661          39,695         39,859
   Professional services........................................        10,350         12,676          30,789         38,256
   Data processing..............................................         7,944          7,659          24,475         23,887
   Foreclosed asset expense (income)............................            18            (79)            130            (28)
   Other........................................................        60,368         63,620         179,362        197,604
                                                                      --------       --------      ----------     ----------
       Total noninterest expense................................       317,824        348,861         946,102      1,042,465
                                                                      --------       --------      ----------     ----------
   Income before income taxes...................................       203,394        233,698         571,666        650,593
   Income tax expense...........................................        65,163         78,653         188,716        215,273
                                                                      --------       --------      ----------     ----------
NET INCOME......................................................      $138,231       $155,045      $  382,950     $  435,320
                                                                      ========       ========      ==========     ==========
NET INCOME PER COMMON SHARE--BASIC..............................      $   0.89       $   1.04      $     2.45     $     2.90
                                                                      ========       ========      ==========     ==========
NET INCOME PER COMMON SHARE--DILUTED............................      $   0.88       $   1.02      $     2.43     $     2.87
                                                                      ========       ========      ==========     ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC...............       154,890        149,528         156,139        150,060
                                                                      ========       ========      ==========     ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED.............       156,710        151,562         157,892        151,545
                                                                      ========       ========      ==========     ==========


     See accompanying notes to condensed consolidated financial statements.



                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         (UNAUDITED)                           (UNAUDITED)
                                                                        SEPTEMBER 30,       DECEMBER 31,      SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                       2002               2002               2003
---------------------------------------------------------------------   -------------       ------------      -------------
ASSETS
Cash and due from banks..............................................   $   2,184,714       $  2,823,573      $   2,619,580
Interest bearing deposits in banks...................................         139,323            278,849            341,230
Federal funds sold and securities purchased under resale
  agreements.........................................................       1,137,550          1,339,700          1,325,470
                                                                        -------------       ------------      -------------
   Total cash and cash equivalents...................................       3,461,587          4,442,122          4,286,280
Trading account assets...............................................         383,749            276,021            320,199
Securities available for sale:
   Securities pledged as collateral..................................         132,974            157,823             68,440
   Held in portfolio.................................................       6,061,875          7,109,498          9,930,281
Loans (net of allowance for credit losses: September 30, 2002,
   $623,078; December 31, 2002, $609,190; September 30, 2003,
   $550,550).........................................................      25,339,081         25,828,893         25,496,826
Due from customers on acceptances....................................          68,605             62,469             52,816
Premises and equipment, net..........................................         492,687            504,666            506,321
Intangible assets....................................................          23,119             38,518             49,288
Goodwill.............................................................          93,279            150,542            215,903
Other assets.........................................................       1,551,045          1,599,221          1,676,391
                                                                        -------------       ------------      -------------
   Total assets......................................................   $  37,608,001       $ 40,169,773      $  42,602,745
                                                                        =============       ============      =============
LIABILITIES
Domestic deposits:
   Noninterest bearing...............................................   $  14,125,497       $ 15,537,906      $  16,854,483
   Interest bearing..................................................      14,701,824         15,258,479         17,320,728
Foreign deposits:
   Noninterest bearing...............................................         401,202            583,836            556,687
   Interest bearing..................................................       1,359,557          1,460,594          1,225,907
                                                                        -------------       ------------      -------------
   Total deposits....................................................      30,588,080         32,840,815         35,957,805
Federal funds purchased and securities sold under repurchase
  agreements.........................................................         303,307            334,379            284,764
Commercial paper.....................................................         880,170          1,038,982            678,903
Other borrowed funds.................................................         218,282            267,047            240,803
Acceptances outstanding..............................................          68,605             62,469             52,816
Other liabilities....................................................       1,122,957          1,083,836            939,549
Medium and long-term debt............................................         418,369            418,360            417,369
UnionBanCal Corporation--obligated mandatorily redeemable
   preferred securities of subsidiary grantor trust..................         370,286            365,696            356,629
                                                                        -------------       ------------      -------------
   Total liabilities.................................................      33,970,056         36,411,584         38,928,638
                                                                        -------------       ------------      -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock:
   Authorized 5,000,000 shares, no shares issued or outstanding as of September 30, 2002, December 31, 2002, and
   September 30, 2003................................................              --                 --                 --
Common stock, par value $1 per share at September 30, 2003, and no stated value at September 30, 2002, and December 31, 2002(1):
   Authorized 300,000,000 shares, issued 150,220,119 shares as of September 30, 2002, 150,702,363 shares as of December 31,
   2002, and 145,105,566 shares as of September 30, 2003.............         907,088            926,460            145,106
Additional paid-in capital...........................................              --                 --            520,876
Retained earnings....................................................       2,488,873          2,591,635          2,893,240
Accumulated other comprehensive income...............................         241,984            240,094            114,885
                                                                        -------------       ------------      -------------
   Total shareholders' equity........................................       3,637,945          3,758,189          3,674,107
                                                                        -------------       ------------      -------------
   Total liabilities and shareholders' equity........................   $  37,608,001       $ 40,169,773      $  42,602,745
                                                                        =============       ============      =============

--------------------------------

(1) On September 30, 2003, UnionBanCal Corporation changed its state of incorporation from California to Delaware, establishing a par value of $1 per share of common stock.

     See accompanying notes to condensed consolidated financial statements.



                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                           -------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                               2002                            2003
-------------------------------------------------------------------------  ------------------------      -------------------------
COMMON STOCK
   Balance, beginning of period..........................................  $1,181,925                    $  926,460
   Reincorporation(1)....................................................          --                      (520,876)
   Dividend reinvestment plan............................................          85                            34
   Deferred compensation--restricted stock................................        255                           282
   Stock options exercised...............................................      72,953                        35,792
   Stock issued in bank acquisitions.....................................      23,852                        48,254
   Common stock repurchased(2)...........................................    (371,982)                     (344,840)
                                                                           ----------                    ----------
      Balance, end of period.............................................  $  907,088                    $  145,106
                                                                           ----------                    ----------
ADDITIONAL PAID-IN CAPITAL
   Balance, beginning of period..........................................  $       --                    $       --
   Reincorporation(1)....................................................          --                       520,876
                                                                           ----------                    ----------
      Balance, end of period.............................................  $       --                    $  520,876
                                                                           ----------                    ----------
RETAINED EARNINGS
   Balance, beginning of period..........................................  $2,231,384                    $2,591,635
   Net income............................................................     382,950      $382,950         435,320       $435,320
   Dividends on common stock(3)..........................................    (125,345)                     (133,603)
Deferred compensation--restricted stock...................................       (116)                         (112)
                                                                           ----------                    ----------
      Balance, end of period.............................................  $2,488,873                    $2,893,240
                                                                           ----------                    ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
   Balance, beginning of period..........................................  $  132,933                    $  240,094
   Unrealized net gains on cash flow hedges, net of tax expense of $61,525
   and $18,408 in the first nine months of 2002 and 2003, respectively...                    99,325                         29,718
   Less: reclassification adjustment for net gains on cash flow hedges included in net income, net of tax expense of $31,920 and $41,878 in
   the first nine months of 2002 and 2003, respectively..................                   (51,532)                       (67,607)
                                                                                           --------                       --------
   Net increase (reduction) in unrealized gains on cash flow hedges......                    47,793                        (37,889)
   Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax expense (benefit) of $38,360
   and $(51,920) in the first nine months of 2002 and 2003, respectively.                    61,927                        (83,819)
   Less: reclassification adjustment for gains on securities available for sale included in net income, net of tax expense of $1,142 and $2,694 in
   the first nine months of 2002 and 2003, respectively..................                    (1,844)                        (4,348)
                                                                                           --------                       --------
   Net unrealized gains (losses) on securities available for sale........                    60,083                        (88,167)
   Foreign currency translation adjustment, net of tax expense of $728 and
   $525 in the first nine months of 2002 and 2003, respectively..........                     1,175                            847

   Other comprehensive income............................................     109,051       109,051        (125,209)      (125,209)
                                                                           ----------      --------      ----------       --------
   Total comprehensive income............................................                  $492,001                       $310,111
                                                                                           ========                       ========
      Balance, end of period.............................................  $  241,984                    $  114,885
                                                                           ----------                    ----------
        TOTAL SHAREHOLDERS' EQUITY.......................................  $3,637,945                    $3,674,107
                                                                           ==========                    ==========

----------------------------------

(1) On September 30, 2003, UnionBanCal Corporation changed its state of incorporation from California to Delaware, establishing a par value of $1 per share of common stock.

(2)  Common stock repurchased includes commission costs.

(3) Dividends per share were $0.81 and $0.90 for the first nine months of 2002 and 2003, respectively. Dividends per share are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

     See accompanying notes to condensed consolidated financial statements.



                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       FOR THE NINE MONTHS
                                                                                       ENDED SEPTEMBER 30,
                                                                                 ------------------------------
(DOLLARS IN THOUSANDS)                                                               2002               2003
---------------------------------------------------------------------------      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..............................................................      $   382,950        $   435,320
    Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for credit losses......................................          145,000             75,000
          Depreciation, amortization and accretion.........................           62,563             87,332
          Provision for deferred income taxes..............................           42,941             60,425
          Gain on securities available for sale............................           (2,986)            (7,042)
          Net increase in prepaid expenses.................................          (90,962)           (89,272)
          Net increase (decrease) in accrued expenses......................          111,449           (103,652)
          Net increase in trading account assets...........................         (154,052)           (44,178)
          Loans originated for resale......................................         (502,542)          (269,186)
          Net proceeds from sale of loans originated for resale............          499,871            291,198
          Other, net.......................................................         (192,675)          (159,887)
                                                                                 -----------        -----------
          Total adjustments................................................          (81,393)          (159,262)
                                                                                 -----------        -----------
   Net cash provided by operating activities...............................          301,557            276,058
                                                                                 ===========        ===========
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale....................          175,552            308,051
   Proceeds from matured and called securities available for sale..........          856,160          2,689,120
   Purchases of securities available for sale..............................       (1,425,404)        (5,849,353)
   Net (increase) decrease in loans........................................       (1,008,214)           758,743
   Net cash received (paid) in acquisitions................................           64,689            (60,920)
   Purchases of premises and equipment.....................................          (55,256)           (70,192)
   Other, net..............................................................           20,963                823
                                                                                 -----------        -----------
          Net cash used in investing activities............................       (1,371,510)        (2,223,728)
                                                                                 -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits................................................        1,827,256          2,650,264
   Net decrease in federal funds purchased and securities sold
     under repurchase agreements...........................................         (115,507)           (49,615)
   Net decrease in commercial paper and other borrowed funds...............         (432,608)          (386,323)
   Common stock repurchased................................................         (371,982)          (344,840)
   Payments of cash dividends..............................................         (122,228)          (130,896)
   Stock options exercised.................................................           72,953             35,792
   Other, net..............................................................            1,260                881
                                                                                 -----------        -----------
          Net cash provided by financing activities........................          859,144          1,775,263
                                                                                 -----------        -----------
Net decrease in cash and cash equivalents..................................         (210,809)          (172,407)
Cash and cash equivalents at beginning of period...........................        3,664,954          4,442,122
Effect of exchange rate changes on cash and cash equivalents...............            7,442             16,565
                                                                                 -----------        -----------
Cash and cash equivalents at end of period.................................      $ 3,461,587        $ 4,286,280
                                                                                 ===========        ===========
CASH PAID DURING THE PERIOD FOR:
   Interest                                                                      $   237,723        $   155,469
   Income taxes............................................................          110,253            187,723

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Acquisitions:
          Fair value of assets acquired....................................      $   256,276        $   721,749
       Purchase price:
            Cash...........................................................          (20,940)           (83,597)
            Stock issued...................................................          (23,852)           (48,254)
                                                                                 -----------        -----------
          Liabilities assumed..............................................      $   211,484        $   589,898
                                                                                 ===========        ===========


     See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K/A for the year ended December 31, 2002. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

     UnionBanCal Corporation is a commercial bank holding company and has, as its major subsidiary, a banking subsidiary, Union Bank of California, N.A. (the
Bank). The Company provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, but also nationally and internationally.

     Since November 1999, the Company has announced stock repurchase plans totaling $500 million and as of September 30, 2003 has expended $385 million. The Company repurchased $86 million and $45 million of common stock in 2002 and the first nine months of 2003, respectively, as part of these repurchase plans. As of September 30, 2003, $115 million of the Company's common stock is authorized for repurchase. In addition, the Company purchased $600 million of its common stock, $300 million in August 2002 and $300 million in September 2003, from its majority owner, The Bank of Tokyo-Mitsubishi, Ltd. (BTM), which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group, Inc. At September 30, 2003, BTM owned approximately 63 percent of the Company's outstanding common stock.

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

     As allowed under the provisions of SFAS No. 123, as amended, the Company has chosen to continue to recognize compensation expense using the intrinsic value-based method of valuing stock options

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price of the Company's stock at the date of grant exceeds the stock option exercise price.

     At September 30, 2003, the Company has two stock-based employee compensation plans. For further discussion concerning our stock-based employee compensation plans see Note 14--"Management Stock Plan" of the Notes to Consolidated Financial Statements included in the Form 10-K/A for the year ended December 31, 2002. Only restricted stock awards have been reflected in compensation expense, while all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.



                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                            ---------------------        ---------------------
(DOLLARS IN THOUSANDS)                                        2002         2003            2002         2003
---------------------------------------------------------   --------     --------        --------     --------
AS REPORTED NET INCOME...................................   $138,231     $155,045        $382,950     $435,320
Stock option-based employee compensation expense
 (determined under fair value based method
  for all awards, net of taxes)..........................     (5,778)      (6,479)        (15,696)     (18,962)
                                                            --------     --------        --------     --------
Pro forma net income, after stock option-based
 employee compensation expense...........................   $132,453     $148,566        $367,254     $416,358
                                                            ========     ========        ========     ========
EARNINGS PER SHARE--BASIC
As reported..............................................   $   0.89     $   1.04        $   2.45     $   2.90
Pro forma................................................   $   0.86     $   0.99        $   2.35     $   2.77
EARNINGS PER SHARE--DILUTED
As reported..............................................   $   0.88     $   1.02        $   2.43     $   2.87
Pro forma................................................   $   0.85     $   0.98        $   2.33     $   2.75



     Compensation cost associated with the Company's unvested restricted stock issued under the management stock plan is measured based on the market price of the stock at the grant date and is expensed over the vesting period. Compensation expense related to restricted stock awards for the third quarters and the first nine months of 2002 and 2003 was not significant.

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2003
                                  (Unaudited)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Activities." The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, except as stated below, and for hedging relationships designated after September 30, 2003. All provisions of SFAS No. 149 should be applied prospectively.

     The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, will be applied in accordance with their respective effective dates. In addition, the provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not exist, will be applied to both existing contracts and new contracts entered into after September 30, 2003. Management believes that adoption of the provisions of this Statement will not have a material impact on the Company's financial position or results of operations.

     ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how the Company should classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The new standards for the classification and measurement of financial instruments should be applied retroactively. Any gain or loss resulting from the implementation of SFAS No. 150 will be reported as a cumulative effect of a change in accounting principle. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

     ACCOUNTING FOR GUARANTORS AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FIN 34, which is superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees and requires that guarantors recognize a liability for the fair value of guarantees at inception. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applied on a prospective basis to guarantees issued or modified after December 31, 2002. A complete description of significant guarantees that have been entered into by the Company may be found in "Note 7-- Guarantees." Adopting the measurement provisions of FIN 45 did not have a material impact at the adoption date and management believes that it will not have a material impact on the Company's future financial position or results of operations.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2003
                                   (Unaudited)


NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. New disclosure requirements are also prescribed by FIN 46. On October 9, 2003, the FASB issued FASB Staff Position
(FSP) No. FIN 46-6 deferring the effective date for applying the provisions of FIN 46. The Company need not apply the provisions of FIN 46 to an interest held in a VIE created before February 1, 2003 until December 31, 2003. As of September 30, 2003, management believes the Company does not have any VIE's for which this interpretation would require consolidation. However, under FIN 46, the Company's subsidiary, which issued trust preferred securities, will be deconsolidated. Deconsolidation of this entity in the fourth quarter of 2003 will cause total assets and total liabilities to increase by approximately $10.8 million with no change to the Company's results of operations.

     For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1--"Summary of Significant Accounting Policies and Nature of Operations" of the Notes to Consolidated Financial Statements included in the Form 10-K/A for the year ended December 31, 2002.

NOTE 3--EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2002 and 2003.



                                     THREE MONTHS ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
                            ------------------------------------------------   --------------------------------------------------
                                     2002                      2003                    2002                         2003
                            ---------------------     ----------------------   ---------------------        ---------------------
(AMOUNTS IN THOUSANDS,
 EXCEPT PER SHARE DATA)      BASIC       DILUTED        BASIC       DILUTED     BASIC       DILUTED          BASIC        DILUTED
-------------------------   --------     --------     --------      --------   --------     --------        --------     --------
Net Income...............   $138,231     $138,231     $155,045      $155,045   $382,950     $382,950        $435,320     $435,320
                            ========     ========     ========      ========   ========     ========        ========     ========
Weighted average common
  shares outstanding.....    154,890      154,890      149,528       149,528    156,139      156,139         150,060      150,060
Additional shares due to:
Assumed conversion of
  dilutive stock options          --        1,820           --         2,034         --        1,753              --        1,485
                            --------     --------     --------      --------   --------     --------        --------     --------
Adjusted weighted average
  common shares
  outstanding............    154,890      156,710      149,528       151,562    156,139      157,892         150,060      151,545
                            ========     ========     ========      ========   ========     ========        ========     ========
Net income per share.....   $   0.89     $   0.88     $   1.04      $   1.02   $   2.45     $   2.43        $   2.90     $   2.87
                            ========     ========     ========      ========   ========     ========        ========     ========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2003
                                   (Unaudited)


NOTE 4--ACCUMULATED OTHER COMPREHENSIVE INCOME

     The following table presents a summary of the components of accumulated other comprehensive income.


                                                              NET UNREALIZED GAINS
                                NET UNREALIZED GAINS             ON SECURITIES                  FOREIGN CURRENCY
                                 ON CASH FLOW HEDGES          AVAILABLE FOR SALE             TRANSLATION ADJUSTMENT
                                ---------------------        ---------------------         --------------------------
                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                -------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)            2002         2003            2002         2003             2002             2003
-----------------------------   --------     --------        --------     --------         --------         ---------
Beginning balance............    $62,840     $104,368        $ 83,271     $147,450         $(12,205)        $ (10,649)
Change during the period.....     47,793      (37,889)         60,083      (88,167)           1,175               847
                                --------     --------        --------     --------         --------         ---------
Ending balance...............   $110,633     $ 66,479        $143,354     $ 59,283         $(11,030)        $  (9,802)
                                ========     ========        ========     ========         ========         =========


                                                                MINIMUM PENSION                 ACCUMULATED OTHER
                                                             LIABILITY ADJUSTMENT             COMPREHENSIVE INCOME
                                                             ---------------------         --------------------------
                                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------------------------------
(DOLLARS IN THOUSANDS)                                         2002         2003             2002             2003
------------------------------------------------------       --------     --------         --------         ---------
Beginning balance.....................................       $   (973)    $ (1,075)        $132,933         $ 240,094
Change during the period..............................             --           --          109,051          (125,209)
                                                             --------     --------         --------         ---------
Ending balance........................................       $   (973)    $ (1,075)        $241,984         $ 114,885
                                                             ========     ========         ========         =========



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

     o The International Banking Group provides correspondent banking and trade-finance products and services to financial institutions. The group's revenue predominately relates to foreign customers.

     o The Global Markets Group manages the Company's wholesale funding needs, securities portfolio, and interest rate and liquidity risks. The group also offers a broad range of risk management and

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2003
                                   (Unaudited)

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

     "Other" includes the following items:

     o corporate activities that are not directly attributable to one of the four major business units. Included in this category are certain other nonrecurring items such as merger and integration expense, certain parent company non-bank subsidiaries, and the elimination of the fully taxable- equivalent basis amount;

     o the adjustment between the credit expense under RAROC and the provision for credit losses under US GAAP and earnings associated with unallocated equity capital;

     o the adjustment between the tax expense calculated under RAROC using a tax rate of 38.25 percent and the Company's effective tax rates;

     o the Pacific Rim Corporate Group, with assets at September 30, 2003 of $295 million, which offers a range of credit, deposit, and investment management products and services to companies in the US, which are affiliated with companies headquartered in Japan; and

     o    the residual costs of support groups.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 5--BUSINESS SEGMENTS (Continued)

     The business units' results for the prior periods have been restated to reflect certain transfer pricing changes and any reorganization changes that may have occurred.


                                                    COMMUNITY BANKING            COMMERCIAL FINANCIAL           INTERNATIONAL
                                                 AND INVESTMENT SERVICES            SERVICES GROUP              BANKING GROUP
                                                 -----------------------        ---------------------       --------------------
                                                                AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------------------------------------------------------
                                                    2002          2003            2002         2003           2002        2003
---------------------------------------------    ---------      --------        --------     --------       --------     -------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Net interest income..........................    $ 197,080      $231,992        $173,635     $219,812       $  9,153     $10,545
Noninterest income...........................       96,823       110,908          47,290       67,591         17,268      18,117
                                                 ---------      --------        --------     --------       --------     -------
Total revenue................................      293,903       342,900         220,925      287,403         26,421      28,662
Noninterest expense..........................      175,543       202,269          99,091      103,182         15,746      15,418
Credit expense (income)......................        7,528         7,996          47,215       39,397            474         511
                                                 ---------      --------        --------     --------       --------     -------
Income before income tax expense (benefit)...      110,832       132,635          74,619      144,824         10,201      12,733
Income tax expense (benefit).................       42,393        50,733          23,485       49,002          3,902       4,870
                                                 ---------      --------        --------     --------       --------     -------
Net income (loss)............................    $  68,439      $ 81,902        $ 51,134     $ 95,822       $  6,299     $ 7,863
                                                 =========      ========        ========     ========       ========     =======
TOTAL ASSETS, END OF PERIOD (dollars in
  millions):                                     $  11,026      $ 12,958        $ 16,103     $ 14,255       $  1,680     $ 2,012
                                                 =========      ========        ========     ========       ========     =======




                                                          GLOBAL                                                 UNIONBANCAL
                                                       MARKETS GROUP                    OTHER                    CORPORATION
                                                  ----------------------        ---------------------       ---------------------
                                                                   AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------------------------------------------------------
                                                    2002          2003            2002         2003           2002         2003
------------------------------------------------- --------      --------        --------     --------       --------     --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Net interest income.............................. $ (6,763)     $(78,254)       $ 18,997     $ 16,994       $392,102     $401,089
Noninterest income...............................    2,561        (1,097)          5,174        5,951        169,116      201,470
                                                  --------      --------        --------     --------       --------     --------
Total revenue....................................   (4,202)      (79,351)         24,171       22,945        561,218      602,559
Noninterest expense..............................    3,756         3,926          23,688       24,066        317,824      348,861
Credit expense (income)..........................       50            50         (15,267)     (27,954)        40,000       20,000
                                                  --------      --------        --------     --------       --------     --------
Income (loss) before income tax expense (benefit)   (8,008)      (83,327)         15,750       26,833        203,394      233,698
Income tax expense (benefit).....................   (3,063)      (31,872)         (1,554)       5,920         65,163       78,653
                                                  --------      --------        --------     --------       --------     --------
Net income (loss)................................ $ (4,945)     $(51,455)       $ 17,304     $ 20,913       $138,231     $155,045
                                                  ========      ========        ========     ========       ========     ========
TOTAL ASSETS, END OF PERIOD (dollars in
  millions):..................................... $  7,863      $ 12,046        $    936     $  1,332       $ 37,608     $ 42,603
                                                  ========      ========        ========     ========       ========     ========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 5--BUSINESS SEGMENTS (Continued)


                                                     COMMUNITY BANKING           COMMERCIAL FINANCIAL          INTERNATIONAL
                                                  AND INVESTMENT SERVICES           SERVICES GROUP             BANKING GROUP
                                                  ----------------------        ---------------------       --------------------
                                                                  AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------------------------------------------------------
                                                    2002          2003            2002         2003           2002        2003
------------------------------------------------- --------      --------        --------     --------       --------     -------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Net interest income.............................. $567,837      $650,542        $499,248     $616,175       $ 28,024     $30,593
Noninterest income...............................  280,221       324,367         150,268      187,055         49,988      59,690
                                                  --------      --------        --------     --------       --------     -------
Total revenue....................................  848,058       974,909         649,516      803,230         78,012      90,283
Noninterest expense..............................  524,327       599,386         285,795      307,622         46,155      45,600
Credit expense (income)..........................   25,419        23,778         141,735      124,004          1,428       1,563
                                                  --------      --------        --------     --------       --------     -------
Income before income tax expense (benefit).......  298,312       351,745         221,986      371,604         30,429      43,120
Income tax expense (benefit).....................  114,104       134,543          70,463      122,843         11,639      16,493
                                                  --------      --------        --------     --------       --------     -------
Net income (loss)................................ $184,208      $217,202        $151,523     $248,761       $ 18,790     $26,627
                                                  ========      ========        ========     ========       ========     =======
TOTAL ASSETS, END OF PERIOD (dollars
  in millions):.................................. $ 11,026      $ 12,958        $ 16,103     $ 14,255       $  1,680     $ 2,012
                                                  ========      ========        ========     ========       ========     =======






                                                          GLOBAL                                                UNIONBANCAL
                                                      MARKETS GROUP                     OTHER                   CORPORATION
                                                  -----------------------       ---------------------     ------------------------
                                                                 AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------------------------------------------------
                                                    2002          2003            2002         2003           2002         2003
-----------------------------------------         --------      ---------       --------     --------     ----------    ----------
RESULTS OF OPERATIONS (DOLLARS IN
   THOUSANDS):
Net interest income......................         $  5,955      $(172,029)      $ 57,239     $ 52,365     $1,158,303    $1,177,646
Noninterest income.......................            8,788          2,311         15,200       16,989        504,465       590,412
                                                  --------      ---------       --------     --------     ----------    ----------
Total revenue............................           14,743       (169,718)        72,439       69,354      1,662,768     1,768,058
Noninterest expense......................           11,677         11,726         78,148       78,131        946,102     1,042,465
Credit expense (income)..................              150            150        (23,732)     (74,495)       145,000        75,000
                                                  --------      ---------       --------     --------     ----------    ----------
Income (loss) before income tax expense
   (benefit).............................            2,916       (181,594)        18,023       65,718        571,666       650,593
Income tax expense (benefit).............            1,115        (69,459)        (8,605)      10,853        188,716       215,273
                                                  --------      ---------       --------     --------     ----------    ----------
Net income (loss)........................         $  1,801      $(112,135)      $ 26,628     $ 54,865     $  382,950    $  435,320
                                                  ========      =========       ========     ========     ==========    ==========
TOTAL ASSETS, END OF PERIOD (dollars in
   millions):............................         $  7,863      $  12,046       $    936     $  1,332     $   37,608    $   42,603
                                                  ========      =========       ========     ========     ==========    ==========



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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (Continued)

     CASH FLOW HEDGES

     HEDGING STRATEGIES FOR VARIABLE RATE LOANS AND CERTIFICATES OF DEPOSIT

     The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, e.g., US dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument is identical. Cash flow hedging strategies include the utilization of purchased floor, cap, corridor options and interest rate swaps. At September 30, 2003, the weighted average life of these cash flow hedges is approximately 1.6 years.

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

     The Company uses purchased interest rate caps and cap corridors to hedge the variable interest cash flows associated with the forecasted issuance and rollover of short-term, fixed rate negotiable certificates of deposit (CDs). In these hedging relationships, the Company hedges the LIBOR component of the CD rates, which is either 3-month LIBOR or 6-month LIBOR, based on the CD's original term to maturity, which reflects their repricing frequency. Net payments to be received under these cap contracts offset the increase in interest expense caused by the relevant LIBOR index rising above the caps' strike rates. Cap corridors will not provide protection from increases in the relevant LIBOR index to the extent it rises above the cap corridor's upper strike rate.

     Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (Continued)

matches those of the loans or CDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In the third quarter of 2003, the Company recognized a net gain of less than $0.1 million due to ineffectiveness, which is recognized in noninterest expense, compared to a net gain of $0.2 million in the third quarter of 2002.

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

     Fair value hedging transactions are structured at inception so that the notional amounts of the swap match an associated principal amount of the Trust Preferred Securities. The interest payment dates, the expiration date, and the embedded call option of the swap match those of the Trust Preferred Securities. The ineffectiveness on the fair value hedges in the third quarter of 2003 resulted in a net gain of less than $0.1 million, compared to a net loss of less than $0.1 million in the third quarter of 2002.

     HEDGING STRATEGY FOR MEDIUM-TERM NOTES

     The Company engages in an interest rate hedging strategy in which an interest rate swap is associated with a specified interest bearing liability, UnionBanCal Corporation's five-year, medium-term debt, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigates the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, US dollar LIBOR.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2003
                                   (Unaudited)


NOTE 7--GUARANTEES

     Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of one year or less. Collateral may be obtained based on management's credit assessment of the customer. As of September 30, 2003, the Company's maximum exposure to loss for standby and commercial letters of credit is $2.9 billion and $228.1 million, respectively. At September 30, 2003, the carrying value of the Company's standby and commercial letters of credit, which is included in "Other liabilities" on the condensed consolidated balance sheet, total $5.8 million.

     The Company has contingent consideration agreements that guarantee additional payments to acquired insurance agencies' shareholders based on the agencies' future performance in excess of established revenue and/or earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. If the insurance agencies' future performance exceeds these thresholds during a three-year period, the Company will be liable to make payments to former shareholders. As of September 30, 2003, the Company has a maximum exposure of $10.5 million for these agreements, which expire March 2006.

     The Company is fund manager for limited liability corporations issuing low-income housing investments. Low-income housing investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these investments, the Company guarantees the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits, and operating deficit thresholds over a ten-year average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability corporations issuing the investments that reduce the Company's ultimate exposure to loss. As of September 30, 2003, the Company's maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $77.0 million. The Company maintains a liability of $3.0 million for these guarantees.

     The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantee of trust preferred securities, commercial paper obligations and leveraged lease transactions. Guarantees issued by the Bank for an affiliate's commercial paper program are done in order to facilitate their sale. As of September 30, 2003, the Bank had a maximum exposure to loss under these guarantees, which have an average term of less than one year, of $698.2 million. The Bank's guarantee is fully collateralized by a pledged deposit. UnionBanCal Corporation guarantees its subsidiaries' leveraged lease transactions, which have terms ranging from 15 to 30 years. Following the original funding of the leveraged lease transactions, UnionBanCal Corporation has no material obligation to be satisfied. As of September 30, 2003, UnionBanCal Corporation had no exposure to loss for these agreements.

NOTE 8--ACQUISITIONS

     On July 1, 2003, the Company completed its acquisition of Monterey Bay Bank, a savings and loan association headquartered in Watsonville, California and recorded approximately $34 million in goodwill

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 8--ACQUISITIONS (Continued)

and approximately $8 million in core deposit intangibles. The core deposit intangibles will be amortized on an accelerated basis over their economic useful life of a weighted average 5 years.

NOTE 9--SUBSEQUENT EVENTS AND PENDING ACQUISITIONS

     On September 25, 2003, the Company signed a definitive agreement to acquire Business Bancorp, the parent company of Business Bank of California, a $676 million asset commercial bank headquartered in San Bernardino, California. Business Bank of California has approximately 235 employees and 15 full-service branches in two distinct markets: the Southern California Inland Empire and the San Francisco Bay Area. The Company will pay between approximately $117.7 million and $134.9 million in cash and common stock. The transaction is expected to be completed during the first quarter of 2004.

     On October 22, 2003, the Board of Directors declared a quarterly cash dividend of $0.31 per share of common stock. The dividend will be paid on January 2, 2004 to shareholders of record as of December 5, 2003.

     On October 24, 2003, UnionBanCal Corporation filed a registration statement on Form S-3 with the Securities and Exchange Commission in connection with an offer to be made to current and former participants in the Union Bank of California 401(k) Plan to rescind the previous purchases made with salary deferral or rollover or after-tax contributions within the Plan from October 24, 2002 through October 23, 2003, of up to 450,775 shares of UnionBanCal Corporation common stock. UnionBanCal Corporation is conducting the rescission offer because it has determined that these shares of UnionBanCal Corporation common stock may not have been registered in a timely manner under the Securities Act of 1933. Management does not believe that, based on our current estimates, the amount required to fund payments under the rescission offer will be material to the Company's financial position or results of operations.

     During October and November 2003, Southern California suffered extensive wildfires in the Counties of Los Angeles, Ventura, San Diego, San Bernardino and Riverside. These wildfires burned nearly 750,000 acres and damaged or destroyed more than 3,500 homes and other properties. The fires have now been contained. Based upon the information currently available, including the effect that these wildfires have had on the Company's Southern California facilities and operations, and on collateral securing loans made by the Bank in the affected areas, management does not believe that wildfire related losses will have a material effect on the Company's financial condition or results of operations.

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

     THERE ARE NUMEROUS RISKS AND UNCERTAINTIES THAT COULD AND WILL CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN OUR FORWARD-LOOKING STATEMENTS. MANY OF THESE FACTORS ARE BEYOND OUR ABILITY TO CONTROL OR PREDICT AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS OR PROSPECTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: ADVERSE ECONOMIC CONDITIONS IN CALIFORNIA, INCLUDING THE POSSIBLE IMPACT OF THE RECENT WILDFIRES IN SOUTHERN CALIFORNIA, GLOBAL POLITICAL AND GENERAL ECONOMIC CONDITIONS RELATED TO THE TERRORIST ATTACKS ON SEPTEMBER 11, 2001, AND THEIR AFTERMATH, THE CONTINUING HOSTILITIES IN IRAQ, ADVERSE ECONOMIC CONDITIONS AFFECTING CERTAIN INDUSTRIES, INCLUDING POWER COMPANIES AND THE AIRLINE INDUSTRY, FLUCTUATIONS IN INTEREST RATES, THE CONTROLLING INTEREST IN US OF THE BANK OF TOKYO-MITSUBISHI, LTD. (BTM), WHICH IS A WHOLLY-OWNED SUBSIDIARY OF MITSUBISHI TOKYO FINANCIAL GROUP, INC., COMPETITION IN THE BANKING INDUSTRY, RESTRICTIONS ON DIVIDENDS, ADVERSE EFFECTS OF CURRENT AND FUTURE BANKING RULES, REGULATIONS AND LEGISLATION, AND RISKS ASSOCIATED WITH VARIOUS STRATEGIES WE MAY PURSUE, INCLUDING POTENTIAL ACQUISITIONS, DIVESTITURES AND RESTRUCTURINGS. SEE ALSO THE SECTION ENTITLED "CERTAIN BUSINESS RISK FACTORS" LOCATED NEAR THE END OF THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     ALL REPORTS THAT WE FILE ELECTRONICALLY WITH THE SEC, INCLUDING THE ANNUAL REPORT ON FORM 10-K OR 10-K/A, QUARTERLY REPORTS ON FORM 10-Q, AND CURRENT REPORTS ON FORM 8-K, AS WELL AS ANY AMENDMENTS TO THOSE REPORTS, ARE ACCESSIBLE AT NO COST ON OUR INTERNET WEBSITE AT WWW.UBOC.COM. THESE FILINGS ARE ALSO ACCESSIBLE ON THE SEC'S WEBSITE AT WWW.SEC.GOV.

INTRODUCTION

     We are a California-based, commercial bank holding company with consolidated assets of $42.6 billion at September 30, 2003. On September 30, 2003, UnionBanCal Corporation changed its state of incorporation from California to Delaware. At September 30, 2003, Union Bank of California, N.A. (the Bank) was the fourth largest commercial bank in California, based on total assets and total deposits in California.

     UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A., were created on April 1, 1996, by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control, similar to a pooling of interests.

     Since November 1999, we have announced stock repurchase plans totaling $500 million and as of September 30, 2003 we have expended $385 million. We repurchased $86 million and $45 million of common stock in 2002 and the first nine months of 2003, respectively, as part of these repurchase plans. As of September 30, 2003, $115 million of our common stock is authorized for repurchase. In addition, we purchased $600 million of our common stock, $300 million in August 2002 and $300 million in September 2003, from our majority owner, BTM. At September 30, 2003, BTM owned approximately 63 percent of our outstanding common stock.

SUMMARY

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2003

     Net income was $155.0 million, or $1.02 per diluted common share, in the third quarter of 2003, compared with $138.2 million, or $0.88 per diluted common share, in the third quarter of 2002. This increase in diluted earnings per share of $0.14, or 16 percent, above the third quarter of 2002 was due to a $32.4 million, or 19 percent, increase in noninterest income, a $20.0 million, or 50 percent, decrease in provision for credit losses, and a $9.1 million, or 2 percent, increase in net interest income (on a taxable-equivalent basis), offset by a $31.0 million, or 10 percent, increase in noninterest expense, coupled with a decrease in weighted average shares outstanding from share repurchases. Other highlights of the third quarter of 2003 include:

     o Net interest income, on a taxable-equivalent basis, was $401.7 million in the third quarter of 2003, an increase of $9.1 million, or 2 percent, over the third quarter of 2002. Net interest margin in the third quarter of 2003 was 4.22 percent, a decrease of 55 basis points from the third quarter of 2002.

     o A provision for credit losses of $20.0 million was recorded in the third quarter of 2003 compared with $40.0 million in the third quarter of 2002. This resulted from management's regular assessment of overall credit quality, loan portfolio composition, and business and economic conditions in relation to the level of the allowance for credit losses. The allowance for credit losses was $550.6 million, or 161 percent of total nonaccrual loans, at September 30, 2003, compared with $623.1 million, or 158 percent of total nonaccrual loans, at September 30, 2002.

     o Noninterest income was $201.5 million in the third quarter of 2003, an increase of $32.4 million, or 19 percent, from the third quarter of 2002. This increase included a $13.2 million increase in service charges on deposit accounts, a $9.6 million increase in insurance commissions mostly associated with our insurance agency acquisitions and lower net losses of $5.6 million for commercial loans held for sale, partially offset by a $3.6 million decrease in securities gains, net.

     o Noninterest expense was $348.9 million in the third quarter of 2003, an increase of $31.0 million, or 10 percent, over the third quarter of 2002. This increase included a $17.6 million increase in salaries and other compensation, which was primarily attributable to our acquisitions and new branch openings, higher employee benefits of $5.4 million and a $4.0 million increase in net occupancy expense.

     o Income tax expense in the third quarter of 2003 was $78.7 million, resulting in a 34 percent effective income tax rate. For the third quarter of 2002, the effective income tax rate was 32 percent, which included a $3.3 million net reduction to income tax expense resulting from a change in tax law in the State of California concerning the tax treatment of loan loss reserves.

     o Return on average assets decreased to 1.47 percent in the third quarter of 2003 compared to 1.53 percent in the third quarter of 2002. Our return on average shareholders' equity increased to 16.04 percent in the third quarter of 2003 compared to 14.38 percent in the third quarter of 2002.

     o Total loans at September 30, 2003 were $26.0 billion, an increase of $85.2 million from September 30, 2002.

     o Nonperforming assets were $344.3 million at September 30, 2003, a decrease of $51.2 million, or 13 percent, from September 30, 2002. Nonperforming assets, as a percentage of total assets, decreased to
          0.81 percent at September 30, 2003, compared with 1.05 percent at September 30, 2002. The ratio of nonaccrual loans to total loans decreased to 1.31 percent at September 30, 2003 from 1.52 percent at September 30, 2002.

     o    Our Tier 1 and total risk-based  capital ratios were 10.96 percent and
          12.58  percent,  respectively,  at September  30, 2003,  compared with
          11.14 percent and 12.89 percent,  respectively, at September 30,

          2002. Our leverage ratio was 8.73 percent at September 30, 2003, compared with 10.13 percent at September 30, 2002.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2003

     Net income was $435.3 million, or $2.87 per diluted common share, in the first nine months of 2003, compared with $383.0 million, or $2.43 per diluted common share, in the first nine months of 2002. This increase in diluted earnings per share of $0.44, or 18 percent, above the first nine months of 2002 was due to a $85.9 million, or 17 percent, increase in noninterest income, a $70.0 million, or 48 percent, decrease in provision for credit losses, and a $19.7 million, or 2 percent, increase in net interest income (on a taxable-equivalent basis), offset by a $96.4 million, or 10 percent, increase in noninterest expense; coupled with a decrease in weighted average shares outstanding due to share repurchases. Other highlights of the first nine months of 2003 include:

     o Net interest income, on a taxable-equivalent basis, was $1.18 billion in the first nine months of 2003, an increase of $19.7 million, or 2 percent, over the first nine months of 2002. Net interest margin in the first nine months of 2003 was 4.35 percent, a decrease of 42 basis points from the first nine months of 2002.

     o A provision for credit losses of $75.0 million was recorded in the first nine months of 2003 compared with $145.0 million in the first nine months of 2002. This resulted from management's regular assessment of overall credit quality, loan portfolio composition, and business and economic conditions in relation to the level of the allowance for credit losses.

     o Noninterest income was $590.4 million in the first nine months of 2003, an increase of $85.9 million, or 17 percent, from the first nine months of 2002. This increase included a $27.4 million increase in service charges on deposit accounts, a $25.1 million increase in insurance commissions mostly associated with our insurance agency acquisitions, lower writedowns on private capital investments of $13.6 million, lower residual value writedowns on auto leases of $9.0 million, lower net losses of $8.0 million for commercial loans held for sale and a $4.1 million increase in net securities gains mainly attributable to a $9.0 million gain arising from the early call of a Mexican Brady Bond, partly offset by an $8.4 million decrease in trust and investment management fees.

     o Noninterest expense was $1.04 billion in the first nine months of 2003, an increase of $96.4 million, or 10 percent, over the first nine months of 2002. This increase included higher salaries and other compensation of $35.6 million, mostly related to our acquisitions and new branch openings, higher employee benefits of $19.4 million and a $16.1 million increase in net occupancy expense.

     o Income tax expense in the first nine months of 2003 was $215.3 million, resulting in a 33 percent effective income tax rate. For the first nine months of 2002, the effective income tax rate was also 33 percent.

     o Return on average assets increased slightly to 1.45 percent in the first nine months of 2003 compared to 1.44 percent in the first nine months of 2002. Our return on average shareholders' equity increased to 15.02 percent in the first nine months of 2003 compared to 13.73 percent in the first nine months of 2002.

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

     We have restated certain business units' results for the prior periods to reflect certain transfer pricing changes and any reorganization changes that may have occurred.


                                                    COMMUNITY BANKING
                                                      AND INVESTMENT             COMMERCIAL FINANCIAL          INTERNATIONAL
                                                         SERVICES                   SERVICES GROUP             BANKING GROUP
                                                  -----------------------       ---------------------     ------------------------
                                                                  AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------------------------------------------------
                                                    2002           2003           2002         2003          2002           2003
                                                  --------      ---------       --------     --------     ----------    ----------
RESULTS OF OPERATIONS AFTER PERFORMANCE
  CENTER EARNINGS (DOLLARS IN THOUSANDS):
   Net interest income............................$197,080      $ 231,992       $173,635     $219,812     $    9,153    $   10,545
   Noninterest income.............................  96,823        110,908         47,290       67,591         17,268        18,117
                                                  --------      ---------       --------     --------     ----------    ----------
   Total revenue.................................. 293,903        342,900        220,925      287,403         26,421        28,662
   Noninterest expense............................ 175,543        202,269         99,091      103,182         15,746        15,418
   Credit expense (income)........................   7,528          7,996         47,215       39,397            474           511
                                                  --------      ---------       --------     --------     ----------    ----------
   Income (loss) before income tax
     expense (benefit)............................ 110,832        132,635         74,619      144,824         10,201        12,733
   Income tax expense (benefit)...................  42,393         50,733         23,485       49,002          3,902         4,870
                                                  --------      ---------       --------     --------     ----------    ----------
   Net income (loss)..............................$ 68,439      $  81,902       $ 51,134     $ 95,822     $    6,299    $    7,863
                                                  ========      =========       ========     ========     ==========    ==========
PERFORMANCE CENTER EARNINGS (DOLLARS
  IN THOUSANDS):
   Net interest income............................$    162      $     163       $   (252)    $    (77)    $       --    $       10
   Noninterest income............................. (12,116)       (10,963)        16,308       17,739          1,098           305
   Noninterest expense............................  (9,409)        (9,188)         8,572        9,774            860            59
   Net income (loss)..............................  (1,588)        (1,013)         4,661        4,909            147           158
   Total loans (dollars in millions)..............      23             24            (42)         (43)            --            --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(1).................................$ 10,154      $  11,801       $ 14,208     $ 12,483     $    1,219    $    1,457
   Total assets...................................  10,920         12,904         16,016       14,347          1,547         1,913
   Total deposits(1)..............................  14,820         17,456          9,789       13,767          1,358         1,555
FINANCIAL RATIOS:
   Risk adjusted return on capital(2).............      47%            45%            13%          24%            37%           50%
   Return on average assets(2)....................    2.49           2.52           1.27         2.65           1.62          1.63
   Efficiency ratio(3)............................    59.7           59.0           44.9         35.9           59.6          53.8




                                                           GLOBAL                                               UNIONBANCAL
                                                       MARKETS GROUP                    OTHER                   CORPORATION

                                                                      AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                    2002           2003           2002         2003          2002         2003
                                                  --------      ---------       --------     --------     ----------    ----------
RESULTS OF OPERATIONS AFTER PERFORMANCE CENTER
   EARNINGS (DOLLARS IN THOUSANDS):
   Net interest income........................... $ (6,763)     $ (78,254)      $ 18,997     $ 16,994     $  392,102    $  401,089
   Noninterest income............................    2,561         (1,097)         5,174        5,951        169,116       201,470
                                                  --------      ---------       --------     --------     ----------    ----------
   Total revenue.................................   (4,202)       (79,351)        24,171       22,945        561,218       602,559
   Noninterest expense...........................    3,756          3,926         23,688       24,066        317,824       348,861
   Credit expense (income).......................       50             50        (15,267)     (27,954)        40,000        20,000
                                                  --------      ---------       --------     --------     ----------    ----------
   Income (loss) before income tax expense
     (benefit)...................................   (8,008)       (83,327)        15,750       26,833        203,394       233,698
   Income tax expense (benefit)..................   (3,063)       (31,872)        (1,554)       5,920         65,163        78,653
                                                  --------      ---------       --------     --------     ----------    ----------
   Net income (loss)............................. $ (4,945)     $ (51,455)      $ 17,304     $ 20,913     $  138,231    $  155,045
                                                  ========      =========       ========     ========     ==========    ==========
PERFORMANCE CENTER EARNINGS (DOLLARS IN
  THOUSANDS):
   Net interest income........................... $     --      $    (203)      $     90     $    107     $       --    $       --
   Noninterest income............................   (8,578)       (10,605)         3,288        3,524             --            --
   Noninterest expense...........................   (1,534)        (2,123)         1,511        1,478             --            --
   Net income (loss).............................   (4,349)        (5,362)         1,129        1,308             --            --
   Total loans (dollars in millions).............       --             --             19           19             --            --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(1)................................ $    103      $     333       $    287     $    258     $   25,971    $   26,332
   Total assets..................................    6,562         11,506            758        1,244         35,803        41,914
   Total deposits(1).............................    1,496            837            992        1,288         28,455        34,903
FINANCIAL RATIOS:
   Risk adjusted return on capital(2)............       (2)%          (21)%           na           na             na            na
   Return on average assets(2)...................    (0.30)         (1.77)            na           na           1.53%         1.47%
   Efficiency ratio(3)...........................       na             na             na           na           56.6          57.8


---------------------------

(1) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2)  Annualized.

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income and noninterest income.

na = not applicable




                                                     COMMUNITY BANKING
                                                       AND INVESTMENT           COMMERCIAL FINANCIAL           INTERNATIONAL
                                                          SERVICES                  SERVICES GROUP             BANKING GROUP
                                                  -----------------------       ---------------------     ------------------------
                                                                  AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------------------------------------------------
                                                    2002           2003           2002         2003          2002          2003
                                                  --------      ---------       --------     --------     ----------    ----------
RESULTS OF OPERATIONS AFTER PERFORMANCE CENTER
EARNINGS (DOLLARS IN THOUSANDS):
   Net interest income............................$567,837      $ 650,542       $499,248     $616,175     $   28,024    $   30,593
   Noninterest income............................. 280,221        324,367        150,268      187,055         49,988        59,690
                                                  --------      ---------       --------     --------     ----------    ----------
   Total revenue.................................. 848,058        974,909        649,516      803,230         78,012        90,283
   Noninterest expense............................ 524,327        599,386        285,795      307,622         46,155        45,600
   Credit expense (income)........................  25,419         23,778        141,735      124,004          1,428         1,563
                                                  --------      ---------       --------     --------     ----------    ----------
   Income (loss) before income tax expense
    (benefit)..................................... 298,312        351,745        221,986      371,604         30,429        43,120
   Income tax expense (benefit)................... 114,104        134,543         70,463      122,843         11,639        16,493
                                                  --------      ---------       --------     --------     ----------    ----------
   Net income (loss)..............................$184,208      $ 217,202       $151,523     $248,761     $   18,790    $   26,627
                                                  ========      =========       ========     ========     ==========    ==========
PERFORMANCE CENTER EARNINGS (DOLLARS IN
THOUSANDS):
   Net interest income............................$    606      $     531       $   (924)    $   (444)    $       --    $       24
   Noninterest income............................. (36,788)       (32,040)        45,845       49,627          3,140           890
   Noninterest expense............................ (28,153)       (26,415)        24,797       27,585          2,487           394
   Net income (loss)..............................  (5,042)        (3,203)        12,580       13,462            403           321
   Total loans (dollars in millions)..............      25             25            (45)         (45)            --            --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(1).................................$  9,896      $  11,383       $ 14,160     $ 13,025     $    1,095    $    1,529
   Total assets...................................  10,663         12,392         15,925       15,028          1,421         1,948
   Total deposits(1)..............................  14,338         16,560          9,328       12,461          1,493         1,515
FINANCIAL RATIOS:
   Risk adjusted return on capital(2).............      43%            43%            13%          20%            39%           57%
   Return on average assets(2)....................    2.31           2.34           1.27         2.21           1.77          1.83
   Efficiency ratio(3)............................    61.8           61.5           44.0         38.3           59.2          50.5



                                                          GLOBAL                                                UNIONBANCAL
                                                       MARKETS GROUP                    OTHER                   CORPORATION
                                                  -----------------------       ---------------------     ------------------------
                                                                 AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------------------------------------------------
                                                    2002           2003           2002         2003          2002          2003
                                                  --------      ---------       --------     --------     ----------    ----------
RESULTS OF OPERATIONS AFTER PERFORMANCE
   CENTER EARNINGS (DOLLARS IN THOUSANDS):
   Net interest income....................        $  5,955      $(172,029)      $ 57,239     $ 52,365     $1,158,303    $1,177,646
   Noninterest income.....................           8,788          2,311         15,200       16,989        504,465       590,412
                                                   --------      ---------       --------     --------     ----------    ----------
   Total revenue..........................          14,743       (169,718)        72,439       69,354      1,662,768     1,768,058
   Noninterest expense....................          11,677         11,726         78,148       78,131        946,102     1,042,465
   Credit expense (income)................             150            150        (23,732)     (74,495)       145,000        75,000
                                                   --------      ---------       --------     --------     ----------    ----------
   Income (loss) before income tax expense
   (benefit)..............................           2,916       (181,594)        18,023       65,718        571,666       650,593
   Income tax expense (benefit)...........           1,115        (69,459)        (8,605)      10,853        188,716       215,273
                                                   --------      ---------       --------     --------     ----------    ----------
   Net income (loss)......................        $  1,801      $(112,135)      $ 26,628     $ 54,865     $  382,950    $  435,320
                                                  ========      =========       ========     ========     ==========    ==========
PERFORMANCE CENTER EARNINGS (DOLLARS IN
   THOUSANDS):
   Net interest income....................        $     --      $    (433)      $    318     $    322     $       --    $       --
   Noninterest income.....................         (22,146)       (28,553)         9,949       10,076             --            --
   Noninterest expense....................          (3,766)        (5,776)         4,635        4,212             --            --
   Net income (loss)......................         (11,350)       (14,332)         3,409        3,752             --            --
   Total loans (dollars in millions)......              --             --             20           20             --            --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
   Total loans(1).........................        $     91      $     279       $    320     $    307     $   25,562    $   26,523
   Total assets...........................           6,729          9,655            804        1,003         35,542        40,026
   Total deposits(1)......................           1,991          1,037            935        1,297         28,085        32,870
FINANCIAL RATIOS:
   Risk adjusted return on capital(2).....              --%           (15)%           na           na             na            na
   Return on average assets(2)............            0.04          (1.55)            na           na           1.44%         1.45%
   Efficiency ratio(3)....................            79.2             na             na           na           56.8          58.9


-------------------------------

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

     In the third quarter of 2003, net income increased $13.5 million, or 20 percent, compared to the third quarter of 2002. Total revenue increased $49.0 million, or 17 percent, compared to a year earlier. Increased asset and deposit volumes offset the effect of a lower interest rate environment leading to an increase of $34.9 million, or 18 percent, in net interest income over the prior year. Excluding the impact of performance center earnings, noninterest income was $12.9 million, or 12 percent, higher than the prior year primarily due to our acquisitions of John Burnham & Company, in the fourth quarter of 2002, and Tanner Insurance Brokers, Inc., in the second quarter of 2003, and higher deposit-related service fees. Noninterest expense increased $26.7 million, or 15 percent, in the third quarter of 2003 compared to the third quarter of 2002, with the majority of that increase being attributable to higher salaries and employee benefits mainly related to acquisitions, deposit gathering, small business growth and residential loan growth over the third quarter of 2002.

     In 2003, the Community Banking and Investment Services Group continues to emphasize growing the consumer asset portfolio, expanding wealth management services, extending the small business franchise, expanding the branch network, and expanding cross selling activities throughout the Bank. The strategy for growing the consumer asset portfolio primarily focused on mortgage and home equity products that may be originated through the branch network, as well as through channels such as wholesalers, correspondents, and whole loan purchases. As of September 30, 2003, residential mortgages have grown by $1.3 billion, or 21 percent, from the prior year. The Wealth Management division is focused on becoming a growing provider of banking and investment products for affluent individuals in geographic areas already served by us. We seek to provide quality service superior to that of our competitors and offer our customers an attractive product suite. Core elements of the initiative to extend our small business franchise include improving our sales force, increasing marketing activities, adding new locations, and developing online capabilities to complement physical distribution. Expansion of the distribution network will be achieved through acquisitions and new branch openings. During 2002, we completed our acquisitions of Valencia Bank and Trust, a commercial bank with $266 million in assets and five branches, and First Western Bank, a commercial bank with $224 million in assets and seven branches. On July 1, 2003, we completed the acquisition of Monterey Bay Bank, a $632 million asset savings and loan association headquartered in Watsonville, California, with eight full-service branches in the Greater Monterey Bay area.

     The Community Banking and Investment Services Group is comprised of five major divisions: Community Banking, Wealth Management, Institutional Services and Asset Management, Consumer Asset Management, and Insurance Services.

     COMMUNITY BANKING serves its customers through 278 full-service branches in California, 4 full-service branches in Oregon and Washington, and a network of 547 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our website at www.uboc.com. In addition, the division offers automated teller and point-of-sale merchant services.

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

     o The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms. Specific products and services include trust and estate services, investment account management services, and deposit and credit products. A key strategy of The Private Bank is to expand its business by leveraging existing Bank client relationships. Through 14 existing locations, The Private Bank relationship managers offer all of our available products and services.

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

     CONSUMER   ASSET   MANAGEMENT   provides  the   centralized   underwriting,
processing,   servicing,  collection  and  administration  for  consumer  assets including residential loans and merchant bank cards.

     o Consumer Asset Management is centralized in two California sites, one in San Diego and one in Brea, and

     o provides customer and credit management services for consumer loan products.

               CERTAIN INDUSTRY DEVELOPMENTS

               In 1996, Wal-Mart Stores, Inc. and several other retailers sued MasterCard International Incorporated ("MCI"), VISA U.S.A., Inc. and VISA International, Inc. (together, "VISA") in cases now pending in federal court in New York, asserting that MCI and VISA's rules regarding uniform acceptance of all VISA and MasterCard credit and debit cards were an illegal tying arrangement.

               Prior to trial, MCI and VISA agreed to settle these cases. The settlements reportedly remain subject to court approval. Neither we nor Union Bank of California, N.A. are a party to these suits, and neither will be directly liable for these settlements. However, MCI or VISA may seek to assess, or assert claims against, their members (including Union Bank of California, N.A.) to fund the settlements.

               While our debit card interchange income declined slightly in 2003, our interchange income from debit card operations is less than one percent of our total revenue. We cannot predict the effect that the settlements, regardless of a direct claim being asserted against members, will have on the competitive environment or our future earnings from debit card operations.

     INSURANCE SERVICES provides a range of risk management services and insurance products to business and retail customers. The group, which includes our 2001 acquisition of Armstrong/Robitaille, Inc., our 2002 acquisition of John Burnham & Company, and our 2003 acquisition of Tanner Insurance Brokers, Inc., offers its risk management and insurance products through offices in California and Oregon.

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

     In the third quarter of 2003, net income increased $44.7 million, or 87 percent, compared to the third quarter of 2002. Net interest income increased $46.2 million, or 27 percent, partially attributable to the impact of increasing deposit balances and a lower cost of funds resulting from the lower interest rate environment. Beginning in 2003, the transfer pricing credit for funds provides for a floor on analyzed demand deposit account balances, which was triggered during the first quarter of 2003. Had such a floor existed in the third quarter of 2002, net interest income would have been approximately $13 million higher. Excluding higher income in the private equity portfolio of $3.4 million mainly related to lower writedowns on private capital investments in the third quarter of 2003 compared to the third quarter of 2002, noninterest income increased $16.9 million, or 34 percent. This 34 percent increase was mainly attributable to higher deposit-related service fees. Noninterest expense increased $4.1 million, or 4 percent, compared to a year earlier due to higher expenses to support increased product sales and deposit volume. Credit expense decreased $7.8 million mainly attributable to a refinement in the RAROC allocation of capital and expected losses and lower loan balances year-over-year.

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

     INTERNATIONAL BANKING GROUP

     The International Banking Group primarily focuses on providing correspondent banking and trade finance related products and services to international financial institutions worldwide. This focus includes products and services such as letters of credit, international payments, collections and financing of mostly short-term transactions. The majority of the revenue generated by the International Banking Group is from customers domiciled outside of the US.

     In the third quarter of 2003, net income increased $1.6 million, or 25 percent, compared to the third quarter of 2002. Total revenue in the third quarter of 2003 increased $2.2 million, or 8 percent, compared to the third quarter of 2002. Net interest income increased $1.4 million, or 15 percent, from the third quarter of 2002, mainly attributable to both higher deposit and loan volumes. Noninterest income was $0.9 million, or 5 percent, higher than the third quarter of 2002 reflecting growth in international remittance and account analysis fees. Noninterest expense of $15.4 million was relatively unchanged from the third quarter of 2002. Credit expense of $0.5 million was relatively unchanged from the third quarter of 2002. The International Banking Group's business revolves around short-term trade financing, mostly to banks, which provides service-related income, as well as significantly lower credit risk when compared to other lending activities.

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

     GLOBAL MARKETS GROUP

     The Global Markets Group conducts business activities primarily to support the previously described business groups and their customers. This group offers a broad range of risk management products, such as foreign exchange contracts and interest rate swaps and options. It trades money market, government, agency, and other securities to meet investment needs of our institutional and business clients. Another primary area of the group is treasury management for the Company, which encompasses wholesale funding, liquidity management, interest rate risk management, including securities portfolio management, and hedging activities. The Global Markets Group results include the transfer pricing activity for the Bank, which allocates to the other business segments their cost of funds on all asset categories or credit for funds in the case of all liability categories.

     In the third quarter of 2003, net loss was $51.5 million compared to a net loss of $4.9 million in the third quarter of 2002. Total revenue in the third quarter of 2003 decreased by $75.1 million, compared to the third quarter of 2002, resulting from a $71.5 million decrease in net interest income. The decrease in net interest income was primarily attributable to a higher transfer pricing residual in the third quarter of 2003 resulting from significantly higher quarter-over-prior year quarter growth in deposits, which are priced on longer-term liability rates, compared to credits on earning assets, which are priced on shorter-term lending rates. Beginning in 2003, the transfer pricing credit for funds provides for a floor on analyzed demand deposit account balances, which was triggered during the first quarter 2003. Had such a floor existed in the third quarter of 2002, net interest income would have declined by approximately $13 million. Noninterest income was $3.7 million, or 143 percent, lower than the third quarter of 2002, mainly attributable to losses of $2.3 million on the sale of available for sale securities in the third quarter of 2003. Compared to the third quarter of 2002, noninterest expense of $3.9 million in the third quarter of 2003 was relatively unchanged.

     OTHER

     "Other" includes the following items:

     o corporate activities that are not directly attributable to one of the four major business units. Included in this category are certain other nonrecurring items such as merger and integration expense, certain parent company non-bank subsidiaries, and the elimination of the fully taxable- equivalent basis amount;

     o the adjustment between the credit expense under RAROC and the provision for credit losses under US GAAP and earnings associated with unallocated equity capital;

     o the adjustment between the tax expense calculated under RAROC using a tax rate of 38.25 percent and the Company's effective tax rates;

     o the Pacific Rim Corporate Group, with assets at September 30, 2003 of $295 million, which offers a range of credit, deposit, and investment management products and services to companies in the US, which are affiliated with companies headquartered in Japan; and

     o    the residual costs of support groups.

     Net income for "Other" in the third quarter of 2003 was $20.9 million. The results were impacted by the following factors:

     o Credit expense (income) of ($28.0) million was due to the difference between the $20.0 million in provision for credit losses calculated under our US GAAP methodology and the $48.0 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

     o Net interest income of $17.0 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

     o    Noninterest income of $6.0 million; and

     o    Noninterest expense of $24.1 million.

     Net income for "Other" in the third quarter of 2002 was $17.3 million. The results were impacted by the following factors:

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

     o    Noninterest income of $5.2 million; and

     o    Noninterest expense of $23.7 million.

NET INTEREST INCOME

     The following tables show the major components of net interest income and net interest margin.


                                                                   FOR THE THREE MONTHS ENDED
                                          -------------------------------------------------------------------------------
                                                    SEPTEMBER 30, 2002                       SEPTEMBER 30, 2003
                                          ------------------------------------      -------------------------------------
                                                           INTEREST    AVERAGE                        INTEREST    AVERAGE
                                            AVERAGE        INCOME/      YIELD/        AVERAGE         INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                      BALANCE       EXPENSE(1)   RATE(1)        BALANCE        EXPENSE(1)   RATE(1)
----------------------------------------- -----------     ----------   -------      -----------      ----------   -------
ASSETS
Loans:(2)
   Domestic.............................. $24,770,565     $  374,043      6.00%     $24,858,766      $  342,629      5.48%
   Foreign(3)............................   1,200,918          8,134      2.69        1,473,220           7,581      2.04
Securities--taxable......................   5,907,792         76,825      5.20        9,928,708          92,553      3.73
Securities--tax-exempt...................      35,761            990     11.08           40,592           1,015     10.00
Interest bearing deposits in banks.......     135,952            773      2.26          246,897             922      1.48
Federal funds sold and securities
   purchased under resale agreements.....     327,820          1,467      1.78          980,271           2,532      1.02
Trading account assets...................     378,715          1,415      1.48          327,415             909      1.10
                                          -----------     ----------                -----------      ----------
          Total earning assets...........  32,757,523        463,647      5.63       37,855,869         448,141      4.71
                                                          ----------                                 ----------
Allowance for credit losses..............    (631,581)                                 (570,773)
Cash and due from banks..................   1,860,183                                 2,324,389
Premises and equipment, net..............     497,542                                   510,205
Other assets.............................   1,319,808                                 1,793,825
                                          -----------                               -----------
          Total assets................... $35,803,475                               $41,913,515
                                          ===========                               ===========
LIABILITIES
Domestic deposits:
   Interest bearing...................... $ 8,292,080         22,855      1.09      $10,952,652          16,586      0.60
   Savings and consumer time.............   3,614,192         14,593      1.60        4,116,669           9,990      0.96
   Large time............................   2,679,594         14,601      2.16        2,303,754           8,408      1.45
Foreign deposits(3)......................   1,369,123          4,727      1.37        1,200,668           1,991      0.66
                                          -----------     ----------                -----------      ----------
          Total interest bearing deposits  15,954,989         56,776      1.41       18,573,743          36,975      0.79
                                          -----------     ----------                -----------      ----------
Federal funds purchased and securities
   sold under repurchase agreements......     487,201          1,789      1.46          393,772             689      0.69
Commercial paper.........................   1,043,111          4,488      1.71          781,552           1,723      0.87
Other borrowed funds.....................     270,795          1,662      2.44          262,512           1,673      2.53
Medium and long-term debt................     399,697          2,375      2.36          399,761           1,738      1.73
UnionBanCal Corporation--obligated
   mandatorily redeemable preferred
   securities of subsidiary grantor trust     351,879          3,921      4.48          351,575           3,607      4.10
                                          -----------     ----------                -----------      ----------
          Total borrowed funds...........   2,552,683         14,235      2.22        2,189,172           9,430      1.71
                                          -----------     ----------                -----------      ----------
          Total interest bearing
          liabilities....................  18,507,672         71,011      1.52       20,762,915          46,405      0.89
                                                          ----------                                 ----------
Noninterest bearing deposits.............  12,500,463                                16,329,221
Other liabilities........................     980,413                                   986,545
                                          -----------                               -----------
          Total liabilities..............  31,988,548                                38,078,681
SHAREHOLDERS' EQUITY
Common equity............................   3,814,927                                 3,834,834
                                          -----------                               -----------
          Total shareholders' equity.....   3,814,927                                 3,834,834
                                          -----------                               -----------
          Total liabilities and
          shareholders' equity........... $35,803,475                               $41,913,515
                                          ===========                               ===========
Net interest income/margin
   (taxable-equivalent basis)............                    392,636      4.77%                         401,736      4.22%
Less: taxable-equivalent adjustment......                        534                                        647
                                                          ----------                                 ----------
          Net interest income............                 $  392,102                                 $  401,089
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



                                                                       FOR THE NINE MONTHS ENDED
                                          -------------------------------------------------------------------------------
                                                    SEPTEMBER 30, 2002                        SEPTEMBER 30, 2003
                                          ------------------------------------      -------------------------------------
                                                           INTEREST    AVERAGE                        INTEREST    AVERAGE
                                            AVERAGE         INCOME/     YIELD/        AVERAGE          INCOME/     YIELD/
(DOLLARS IN THOUSANDS)                      BALANCE       EXPENSE(1)   RATE(1)        BALANCE        EXPENSE(1)   RATE(1)
----------------------------------------- -----------     ----------   -------      -----------      ----------   -------
ASSETS
 Loans:(2)
   Domestic.............................. $24,468,284     $1,113,279      6.08%     $24,986,259      $1,043,906      5.58%
   Foreign(3)............................   1,094,168         23,642      2.89        1,536,428          24,742      2.15
 Securities--taxable.....................   5,678,095        235,041      5.52        8,220,231         249,073      4.04
 Securities--tax-exempt..................      36,971          2,979     10.75           41,168           3,045      9.86
 Interest bearing deposits in banks......     113,779          1,898      2.23          223,937           3,014      1.80
 Federal funds sold and securities
   purchased under resale agreements.....     782,607         10,354      1.77          932,496           8,210      1.18
 Trading account assets..................     298,505          3,107      1.39          322,952           2,847      1.18
                                          -----------     ----------                -----------      ----------
        Total earning assets.............  32,472,409      1,390,300      5.72       36,263,471       1,334,837      4.92
                                                          ----------                                 ----------
 Allowance for credit losses.............    (635,313)                                 (586,418)
 Cash and due from banks.................   1,878,616                                 2,173,775
 Premises and equipment, net.............     497,503                                   508,859
 Other assets............................   1,328,587                                 1,666,062
                                          -----------                               -----------
        Total assets..................... $35,541,802                               $40,025,749
                                          ===========                               ===========
 LIABILITIES
 Domestic deposits:
   Interest bearing...................... $ 7,881,352         68,564      1.16      $10,087,830          54,194      0.72
   Savings and consumer time.............   3,587,824         46,830      1.75        3,937,051          33,583      1.14
   Large time............................   3,125,003         52,001      2.22        2,416,606          28,995      1.60
 Foreign deposits(3).....................   1,576,176         17,096      1.45        1,269,010           8,008      0.84
                                          -----------     ----------                -----------      ----------
        Total interest bearing deposits..  16,170,355        184,491      1.53       17,710,497         124,780      0.94
                                          -----------     ----------                -----------      ----------
 Federal funds purchased and securities
   sold under repurchase agreements......     463,067          5,134      1.48          414,446           2,763      0.89
 Commercial paper........................     999,030         12,998      1.74          899,456           7,397      1.10
 Other borrowed funds....................     543,796          8,740      2.15          191,480           3,983      2.78
 Medium and long-term debt...............     399,788          7,198      2.41          399,745           5,422      1.81
 UnionBanCal Corporation--obligated
   mandatorily redeemable preferred
   securities of subsidiary grantor trust     352,183         11,832      4.47          351,594          10,930      4.15
                                          -----------     ----------                -----------      ----------
        Total borrowed funds.............   2,757,864         45,902      2.22        2,256,721          30,495      1.80
                                          -----------     ----------                -----------      ----------
        Total interest bearing liabilities 18,928,219        230,393      1.63       19,967,218         155,275      1.04
                                                          ----------                                 ----------
 Noninterest bearing deposits............  11,915,106                                15,159,687
 Other liabilities.......................     968,204                                 1,022,854
                                          -----------                               -----------
        Total liabilities................  31,811,529                                36,149,759
 SHAREHOLDERS' EQUITY
 Common equity...........................   3,730,273                                 3,875,990
                                          -----------                               -----------
        Total shareholders' equity.......   3,730,273                                 3,875,990
                                          -----------                               -----------
        Total liabilities and
        shareholders' equity..........    $35,541,802                               $40,025,749
                                          ===========                               ===========
 Net interest income/margin
   (taxable-equivalent basis)............                  1,159,907      4.77%                       1,179,562      4.35%
 Less: taxable-equivalent adjustment.....                      1,604                                      1,916
                                                          ----------                                 ----------
        Net interest income..............                 $1,158,303                                 $1,177,646
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

     Our net interest income is impacted by changes in interest rates, the steepening and flattening of the yield curve and changes in volumes and mix of earning assets, deposits, and interest bearing liabilities. In addition, we use interest rate derivatives as an asset-liability management tool to manage the effect of changes in interest rates on net interest income. These interest rate derivatives have offset a portion of the interest rate compression experienced over the past year. If interest rates remain at their current levels, our net interest income will be positively impacted by our in-the-money hedge positions but to a lesser extent, as our existing cash flow hedges mature.

     THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2003

     Net interest income, on a taxable-equivalent basis, was $401.7 million in the third quarter of 2003, compared with $392.6 million in the third quarter of 2002. This increase of $9.1 million, or 2 percent, was attributable primarily to the impact of the decreasing interest rate environment on interest bearing liabilities, increasing average noninterest bearing deposits, and higher earning assets, mostly offset by significantly lower yields on our earning assets. Decreasing market rates resulted in lower average rates on our interest bearing liabilities of 63 basis points on average balances of $20.8 billion, which was mostly offset by lower average yields of 92 basis points on average earning assets of $37.9 billion, which was favorably impacted by higher interest rate derivatives income of $10.8 million. Mitigating the impact of the lower interest rate environment on our net interest margin was an increase in average earning assets of $5.1 billion, primarily in securities and residential mortgage loans, funded by a $3.8 billion, or 31 percent, increase in average noninterest bearing deposits. As a result of these changes and a flattening yield curve environment, as long-term interest rates declined, our net interest margin decreased by 55 basis points, to 4.22 percent.

     Average earning assets were $37.9 billion in the third quarter of 2003, compared with $32.8 billion in the third quarter of 2002. This growth was attributable to a $4.0 billion, or 68 percent, increase in average securities, a $652.5 million, or 199 percent, increase in federal funds sold and securities purchased under resale agreements and a $360.5 million, or 1 percent, increase in average loans. The increase in average securities, which were comprised primarily of fixed rate securities, reflected liquidity and interest rate risk management actions. The increase in average loans was mostly due to a $1.4 billion increase in average residential mortgages, as we have continued to strategically shift from non-relationship commercial lending, and a $399.8 million increase in average commercial mortgages, partly offset by a $1.3 billion decrease in average commercial, financial, and industrial loans. The increase in federal funds sold and securities purchased under resale agreements was mainly attributed to a significant acceleration in the rate of deposit growth relative to loan growth.

     Deposit growth, especially in our title and escrow industries, has contributed significantly to our lower cost of funds year-over-year. Average noninterest bearing deposits were $3.8 billion, or 31 percent, higher in the third quarter of 2003 over the prior year, which included a $1.2 billion increase in average title and escrow deposits. We anticipate that the growth rates in average noninterest bearing deposits will decline from the 2003 growth rates as refinancings slow down due to interest rate increases.

     NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2003

     Net interest income, on a taxable-equivalent basis, was $1.18 billion in the first nine months of 2003, compared with $1.16 billion in the first nine months of 2002. This increase of $19.7 million, or 2 percent, was attributable primarily to the impact of the decreasing interest rate environment throughout the prior year on interest bearing liabilities, increasing average noninterest bearing deposits, and higher earning assets, more than offset by significantly lower yields on our earning assets. Decreasing market rates resulted in lower rates on our interest bearing liabilities of 59 basis points on average balances of $20.0 billion, which was partly offset by a lower average yield of 80 basis points on average earning assets of $36.3 billion, which was favorably impacted by higher interest rate derivatives income of $27.1 million. Mitigating the impact of the lower interest rate environment on our net interest margin was an increase in average earning assets of $3.8 billion, primarily in securities and residential mortgage loans, funded by a $3.2 billion, or 27 percent, increase in average noninterest bearing deposits. As a result of these changes and a flattening yield curve environment, as long-term interest rates declined, our net interest margin decreased by 42 basis points, to 4.35 percent.

     Average earning assets were $36.3 billion in the first nine months of 2003, compared with $32.5 billion in 2002. This growth was attributable to a $2.5 billion, or 45 percent, increase in average securities and a $960.2 million, or 4 percent, increase in average loans. The increase in average securities, which were comprised primarily of fixed rate securities, reflected liquidity and interest rate risk management actions. The increase in average loans was mostly due to a $1.4 billion increase in average residential mortgages, which was a result of a strategic portfolio shift from more volatile commercial loans and a $456.7 million increase in average commercial mortgages, partially offset by a $774.7 million decrease in average commercial, financial, and industrial loans.

     Deposit growth, especially in our title and escrow industries, has contributed significantly to our lower cost of funds year-over-year. Average noninterest bearing deposits were $3.2 billion, or 27 percent, higher in the first nine months of 2003 over the first nine months of 2002, which included a $1.1 billion increase in average title and escrow deposits.

NONINTEREST INCOME


                                               FOR THE THREE MONTHS ENDED                       FOR THE NINE MONTHS ENDED
                                     -----------------------------------------------  ---------------------------------------------
                                                                         INCREASE                                      INCREASE
                                     SEPTEMBER 30,   SEPTEMBER 30,      (DECREASE)    SEPTEMBER 30,  SEPTEMBER 30,    (DECREASE)
(DOLLARS IN THOUSANDS)                    2002            2003        AMOUNT PERCENT      2002           2003       AMOUNT  PERCENT
------------------------------------ -------------   -------------   ------- -------  -------------  -------------  ------  -------
Service charges on deposit accounts. $      68,629   $      81,832   $13,203   19.24% $     204,641  $     232,061 $27,420   13.40%
Trust and investment management fees        35,368          35,429        61    0.17        109,680        101,245  (8,435)  (7.69)
International commissions and fees..        20,131          22,223     2,092   10.39         57,593         63,112   5,519    9.58
Insurance commissions...............         6,259          15,814     9,555  152.66         19,969         45,056  25,087  125.63
Card processing fees, net...........         9,068          10,335     1,267   13.97         26,343         29,357   3,014   11.44
Brokerage commissions and fees......         9,034           7,549    (1,485) (16.44)        27,614         24,614  (3,000) (10.86)
Merchant banking fees...............         6,819           9,312     2,493   36.56         22,845         21,521  (1,324)  (5.80)
Foreign exchange trading gains, net.         8,193           7,574      (619)  (7.56)        21,653         21,466    (187)  (0.86)
Securities gains (losses), net......         1,017          (2,618)   (3,635)     nm          2,986          7,042   4,056  135.83
Other...............................         4,598          14,020     9,422  204.92         11,141         44,938  33,797  303.36
                                     -------------   -------------   -------          -------------  -------------  ------
   Total noninterest income......... $     169,116   $     201,470   $32,354  19.13%  $     504,465  $     590,412 $85,947   17.04%
                                     =============   =============   =======          =============  =============  ======

-----------------------------

nm = not meaningful.


     THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2003

     In the third quarter of 2003, noninterest income was $201.5 million, an increase of $32.4 million, or 19 percent, over the third quarter of 2002. This increase was mainly attributable to a $13.2 million increase in service charges on deposit accounts, a $9.6 million increase in insurance commissions, and lower net losses of $5.6 million for commercial loans held for sale.

     Revenue from service charges on deposit accounts was $81.8 million, an increase of $13.2 million or 19 percent over the third quarter of 2002. This increase was primarily attributable to a 25 percent increase in quarterly average demand deposits (excluding title and escrow deposits) and overdraft fees of $3.5 million associated with a new overdraft program introduced in April 2003.

     Trust and investment management fees were $35.4 million, up slightly from the third quarter of 2002. Total assets under administration were $147.1 billion as of September 30, 2003, an increase of $17.4 billion, or 13 percent, from September 30, 2002. The increase in asset levels has been in lower earning, non-managed assets, while higher earning managed assets have declined. The change in the mix of assets has led to the relatively flat revenue levels. In addition, the current low interest rate environment has led to a significant reduction in balances in the HighMark money market funds.

     Insurance  commissions were $15.8 million,  an increase of $9.6 million, or
153  percent,   over  the  third  quarter  of  2002,  primarily  reflecting  the incremental revenues associated with our insurance agency acquisitions.

     Other noninterest income was $14.0 million, an increase of $9.4 million, or 205 percent from the third quarter of 2002. This increase included:

     o lower net losses of $5.6 million for commercial loans held for sale, and

     o lower writedowns on private capital investments of $3.7 million in the third quarter of 2003 compared to the third quarter of 2002 as the economy appears to be improving. Our private capital investments include direct investments in private and public companies and indirect investments in private equity funds. The fair values of publicly traded investments are determined by using quoted market prices. Investments that are not publicly traded are initially valued at cost and subsequent adjustments to fair value are estimated based on a company's business model, current projected financial performance, liquidity and overall economic and market conditions.

     NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2003

     In the first nine months of 2003, noninterest income was $590.4 million, an increase of $85.9 million, or 17 percent, over the first nine months of 2002. This increase was mainly attributable to a $27.4 million increase in service charges on deposit accounts, a $25.1 million increase in insurance commissions, lower writedowns on private capital investments of $13.6 million, lower residual value writedowns on auto leases of $9.0 million, lower net losses of $8.0 million for commercial loans held for sale, a $5.5 million increase in international commissions and fees and a $4.1 million increase in net securities gains mainly attributable to a $9.0 million gain arising from the early call of a Mexican Brady Bond, partly offset by an $8.4 million decrease in trust and investment management fees.

     Revenue from service charges on deposit accounts was $232.1 million, an increase of $27.4 million, or 13 percent, over the first nine months of 2002. This increase was primarily attributable to a 22 percent increase in average demand deposits (excluding title and escrow deposits) over the first nine months of 2002 and overdraft fees of $7.0 million associated with a new overdraft program introduced in April 2003.

     Trust and investment management fees were $101.2 million, a decrease of $8.4 million, or 8 percent, from the first nine months of 2002. This decrease is primarily attributable to the decline in equity market values and lower revenues as our clients shift toward fixed income investments. In addition, the current low interest rate environment has led to a significant reduction in balances in the HighMark money market funds.

     International commissions and fees were $63.1 million, an increase of $5.5 million, or 10 percent, reflecting a stronger growth in international markets.

     Insurance commissions were $45.1 million, an increase of $25.1 million, or 126 percent, reflecting the incremental revenues associated with our insurance agency acquisitions, and growth in insurance commissions at Armstrong/Robitaille, Inc.

     Securities gains, net, were $7.0 million compared to securities gains, net, of $3.0 million in the first nine months of 2002. In the first nine months of 2003, we realized a gain of $9.0 million on an early call of a Mexican Brady Bond.

     Other noninterest income was $44.9 million, an increase of $33.8 million, or 303 percent, from the first nine months of 2002. This increase was mainly attributable to lower writedowns on private capital investments of $13.6 million, reflecting an improving economy, a decrease of $9.0 million in residual value writedowns on auto leases, as our auto lease portfolio liquidates, lower net losses of $8.0 million for commercial loans held for sale and $3.7 million in insurance recoveries from the September 11, 2001 World Trade Center attack recorded in the current year.

NONINTEREST EXPENSE



                                             FOR THE THREE MONTHS ENDED                        FOR THE NINE MONTHS ENDED
                                     -----------------------------------------------  ---------------------------------------------
                                                                         INCREASE                                      INCREASE
                                     SEPTEMBER 30,   SEPTEMBER 30,      (DECREASE)    SEPTEMBER 30,  SEPTEMBER 30,    (DECREASE)
(DOLLARS IN THOUSANDS)                    2002            2003        AMOUNT PERCENT       2002           2003      AMOUNT  PERCENT
------------------------------------ -------------   -------------   ------- -------  -------------  -------------  ------  -------
Salaries and other compensation..... $     152,057   $     169,705   $17,648   11.61% $     448,690  $     484,333 $35,643    7.94%
Employee benefits...................        30,218          35,597     5,379   17.80         98,561        118,005  19,444   19.73
                                     -------------   -------------   -------          -------------  -------------  ------
   Salaries and employee benefits...       182,275         205,302    23,027   12.63        547,251        602,338  55,087   10.07
Net occupancy.......................        27,340          31,342     4,002   14.64         75,750         91,844  16,094   21.25
Equipment...........................        16,343          15,680      (663)  (4.06)        48,650         48,705      55    0.11
Communications......................        13,186          12,661      (525)  (3.98)        39,695         39,859     164    0.41
Professional services...............        10,350          12,676     2,326   22.47         30,789         38,256   7,467   24.25
Software............................        10,061          11,996     1,935   19.23         31,610         34,921   3,311   10.47
Advertising and public relations....         9,145           9,227        82    0.90         27,774         28,587     813    2.93
Data processing.....................         7,944           7,659      (285)  (3.59)        24,475         23,887    (588)  (2.40)
Intangible asset amortization.......         1,497           2,587     1,090   72.81          3,661          8,291   4,630  126.47
Foreclosed asset expense (income)...            18             (79)      (97)     nm            130            (28)   (158)     nm
Other...............................        39,665          39,810       145    0.37        116,317        125,805   9,488    8.16
                                     -------------   -------------   -------          -------------  -------------  ------
   Total noninterest expense........ $     317,824   $     348,861   $31,037    9.77% $     946,102  $   1,042,465 $96,363   10.19%
                                     =============   =============   =======          =============  =============  ======


---------------------------

nm = not meaningful.


     THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2003

     In the third quarter of 2003, noninterest expense was $348.9 million, an increase of $31.0 million, or 10 percent, over the third quarter of 2002. This increase was primarily due to a $23.0 million increase in salaries and employee benefits and a $4.0 million increase in net occupancy.

     Salaries and employee benefits were $205.3 million, an increase of $23.0 million, or 13 percent, over the third quarter of 2002. This increase was primarily attributable to annual merit increases, higher staff levels associated with our recent acquisitions, higher performance-related incentive expense, and increased insurance and health benefits expenses due to increasing healthcare costs.

     Net occupancy expense was $31.3 million, an increase of $4.0 million, or 15 percent over the third quarter of 2002. This increase was primarily attributable to recent acquisitions, new branch openings, other facilities restructuring initiatives and higher property insurance.

     NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2003

     In the first nine months of 2003, noninterest expense was $1.04 billion, an increase of $96.4 million, or 10 percent, over the first nine months of 2002. This increase was primarily due to a $55.1 million increase in salaries and employee benefits and a $16.1 million increase in net occupancy, including $4.2 million related to the write-off of certain leasehold improvements.

     Salaries and employee benefits were $602.3 million, an increase of $55.1 million, or 10 percent, over the first nine months of 2002. This increase was primarily attributable to annual merit increases, higher staff levels mostly associated with our recent acquisitions, higher performance-related incentive expense, increased insurance and health benefits expense due to increasing healthcare costs, and higher 401(k) plan expenses.

     Net occupancy expense was $91.8 million, an increase of $16.1 million, or 21 percent, over the first nine months of 2002. This increase was primarily attributable to recent acquisitions, new branch openings, other facilities restructuring initiatives, higher property insurance and a $4.2 million write-off of certain leasehold improvements.

     Professional services expense was $38.3 million, an increase of $7.5 million, or 24 percent over the first nine months of 2002. This increase was primarily attributable to increased legal services, consulting and other professional service expenses.

     Intangible asset amortization was $8.3 million, an increase of $4.6 million, or 126 percent, from the first nine months of 2002. This increase was primarily associated with our acquisitions in the fourth quarter of 2002 and in 2003.

     Other noninterest expense was $125.8 million, an increase of $9.5 million, or 8 percent, over the first nine months of 2002. This increase was primarily attributable to a $6.4 million increase in low-income housing credit (LIHC) amortization expense mostly related to a higher number of LIHC investments in the current year and higher operating losses of $3.9 million mostly related to an increase in the provision for contingency losses associated with various lawsuits.

INCOME TAX EXPENSE

     Income tax expense in the third quarter of 2003 was $78.7 million, resulting in a 34 percent effective income tax rate. For the third quarter of 2002, the effective income tax rate was 32 percent, which included a $3.3 million net reduction to income tax expense resulting from a change in tax law in the State of California concerning the tax treatment of loan loss reserves.

     Income tax expense in the first nine months of 2003 was $215.3 million, resulting in a 33 percent effective income tax rate. For the first nine months of 2002, the effective income tax rate was also 33 percent.

LOANS

     The following table shows loans outstanding by loan type.

                                                                                           PERCENT CHANGE TO
                                                                                        SEPTEMBER 30, 2003 FROM:
                                                                                      ----------------------------
                                     SEPTEMBER 30,   DECEMBER 31,    SEPTEMBER 30,    SEPTEMBER 30,   DECEMBER 31,
(DOLLARS IN THOUSANDS)                   2002            2002            2003             2002            2002
------------------------------------ -------------   -------------   -------------    -------------  -------------
Domestic:
   Commercial, financial and
      industrial....................   $10,759,876   $  10,338,508   $   9,277,969       (13.77)%       (10.26)%
   Construction.....................     1,259,435       1,285,204       1,127,915       (10.44)        (12.24)
   Mortgage:
      Residential...................     5,852,932       6,382,227       7,106,098        21.41          11.34
      Commercial....................     3,950,568       4,150,178       4,310,957         9.12           3.87
                                     -------------   -------------   -------------
        Total mortgage..............     9,803,500      10,532,405      11,417,055        16.46           8.40
    Consumer:
      Installment...................       899,263         909,787         867,133        (3.57)         (4.69)
      Revolving lines of credit.....     1,057,245       1,102,771       1,168,374        10.51           5.95
                                     -------------   -------------   -------------
        Total consumer..............     1,956,508       2,012,558       2,035,507         4.04           1.14
   Lease financing..................       836,688         812,918         668,074       (20.15)        (17.82)
                                     -------------   -------------   -------------
        Total loans in domestic
          offices...................    24,616,007      24,981,593      24,526,520        (0.36)         (1.82)
Loans originated in foreign branches     1,346,152       1,456,490       1,520,856        12.98           4.42
                                     -------------   -------------   -------------
        Total loans................. $  25,962,159   $  26,438,083   $  26,047,376         0.33%         (1.48)%
                                     =============   =============   =============

     Our lending activities are predominantly domestic, with such loans comprising 94 percent of the total loan portfolio at September 30, 2003. Total loans at September 30, 2003, were $26.0 billion, an increase of $85 million, or
0.3 percent, from September 30, 2002. The increase was mainly attributable to an increase in the residential mortgage portfolio of $1.3 billion, an increase in the commercial mortgage portfolio of $360 million, and an increase in the loans originated in foreign branches of $175 million, partly offset by a decline in the commercial, financial and industrial loan portfolio of $1.5 billion and a decline in lease financing of $169 million.

     Commercial, financial and industrial loans represent one of the largest categories in the loan portfolio. These loans are extended principally to corporations, middle-market businesses, and small businesses, with no industry concentration exceeding 10 percent of total loans. This portfolio has a high degree of geographic diversification based upon our customers' revenue bases, which we believe lowers our vulnerability to changes in the economic outlook of any particular region of the US. The commercial, financial and industrial loan portfolio was $9.3 billion, or 36 percent of total loans, at September 30, 2003, compared with $10.8 billion, or 41 percent of total loans, at September 30, 2002. The decrease of $1.5 billion, or 14 percent, from the prior year was primarily attributable to current economic conditions that have reduced loan demand in some segments. Loan sales and managed exits also contributed to the decline and are consistent with our strategy to reduce our exposure to more volatile commercial loans and increase the percentage of more stable consumer loans (including residential mortgages).

     The construction loan portfolio totaled $1.1 billion, or 4 percent of total loans, at September 30, 2003, compared with $1.3 billion, or 5 percent of total loans, at September 30, 2002. This decrease of $132 million, or 10 percent, from the prior year was primarily attributable to the slowing economy and its impact on development and construction projects.

     Commercial mortgages were $4.3 billion, or 17 percent of total loans, at September 30, 2003, compared with $4.0 billion, or 15 percent, at September 30, 2002. The mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. The increase in commercial mortgages of $360 million, or 9 percent, from September 30, 2002, was primarily due to our acquisition of Monterey Bay Bank in the third quarter of 2003.

     Residential mortgages were $7.1 billion, or 27 percent of total loans, at September 30, 2003, compared with $5.9 billion, or 23 percent of total loans, at September 30, 2002. The increase in residential mortgages of $1.3 billion, or 21 percent, from September 30, 2002, continues to be influenced by high refinance market due to low rates. While we hold most of the loans we originate, we sell most of our 30-year, fixed rate non-Community Reinvestment Act (CRA) residential mortgage loans.

     Consumer loans totaled $2.0 billion, or 8 percent of total loans, substantially unchanged from September 30, 2002. A slight increase in consumer loans of $79.0 million, or 4 percent, was primarily attributable to an increase in home equity loans, partially offset by pay-offs related to the run-off of the automobile dealer lending business exited in the third quarter of 2000. The indirect automobile dealer lending portfolio at September 30, 2003 was $68.3 million.

     Lease financing totaled $668.1 million, or 3 percent of total loans, at September 30, 2003, compared with $836.7 million, or 3 percent of total loans, at September 30, 2002. As we announced in 2001, we have ceased originating auto leases. At September 30, 2003, our portfolio had declined to $119.6 million and will decline 40 percent by December 2003, 90 percent by December 2004, and will fully mature by mid-year 2006.

     Loans originated in foreign branches totaled $1.5 billion, or 6 percent of total loans, at September 30, 2003, compared with $1.3 billion, or 5 percent, at September 30, 2002. The increase in loans originated in foreign branches of $174.7 million, or 13 percent, from September 30, 2002, was primarily attributable to higher trade finance borrowings from financial institutions attracted to lower US interest rates and increased lending in Canada where we established a branch in 2002.

CROSS-BORDER OUTSTANDINGS

     Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of September 30, 2002, December 31, 2002 and September 30, 2003, for any country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding exclude local currency outstandings. For any country shown in the table below, we do not have significant local currency outstandings that are not hedged or are not funded by local currency borrowings.


                                                     PUBLIC          CORPORATIONS
                                 FINANCIAL           SECTOR            AND OTHER           TOTAL
(DOLLARS IN MILLIONS)          INSTITUTIONS         ENTITIES           BORROWERS       OUTSTANDINGS
------------------------------ ------------         --------         ------------      ------------
September 30, 2002
Korea.........................      $580              $--                 $55              $635
December 31, 2002
Korea.........................      $599              $--                 $75              $674
September 30, 2003
Korea.........................      $636              $--                 $42              $678


PROVISION FOR CREDIT LOSSES

     We recorded a $20 million provision for credit losses in the third quarter of 2003, compared with a $40 million provision for credit losses for the same period in the prior year. The provision for credit losses in the first nine months of 2003 was $75 million, compared with a $145 million provision for credit losses for the same period in the prior year. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below.

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

     We believe that an economic cycle is a period in which both upturns and downturns in the economy have been reflected. We calculate loss factors over a time interval that we believe is reflective of a complete and representative economic cycle.

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

     COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES FROM DECEMBER 31, 2002

     At December 31, 2002, our total allowance for credit losses was $609 million, or 2.30 percent of the total loan portfolio and 180.9 percent of total nonaccrual loans. At September 30, 2003, our total allowance for credit losses was $551 million, or 2.11 percent of the total loan portfolio and 161.4 percent of total nonaccrual loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 as amended by SFAS No.
118. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2002, total impaired loans were $300 million, and the associated impairment allowance was $106 million, compared with $289 million and $93 million, respectively, at September 30, 2003. On September 30, 2003 and December 31, 2002, the total allowance for credit losses for off-balance sheet commitments was $78.5 million and $75.4 million, respectively.

     During the third quarter of 2003, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses, except for an adjustment in the years in the historical period used to calculate loss factors, which resulted in a $14 million increase to the allocated allowance. We believe that this adjustment more closely reflects the current economic environment. Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, affected the assessment of the unallocated allowance.

     We recorded a $20 million provision in the third quarter of 2003, which took into consideration the following factors: fragility of the U.S. economy; weakness in capital spending and employment growth; and trends in credit quality.

     CHANGES IN THE FORMULA AND SPECIFIC ALLOWANCES

     At September 30, 2003, the formula allowance was $272 million, compared to $294 million at December 31, 2002, a decrease of $22 million. The decline in the formula allowance is primarily related to lower levels of criticized credits. The specific allowance was $104 million at September 30, 2003, compared to $121 million at December 31, 2002, a decrease of $17 million. The decrease in the specific allowance is due to slightly lower average loss content on reduced levels of impaired loans.

     CHANGES IN THE UNALLOCATED ALLOWANCE

     At September 30, 2003, the unallocated allowance was $175 million, compared to $194 million at December 31, 2002, a decrease of $19 million. In evaluating the appropriateness of the unallocated allowance, we considered the following factors, as well as more general factors such as the interest rate environment and the impact of the economic downturn on those borrowers who have a more leveraged financial profile:

     o With respect to the commercial real estate sector, management considered the continuing weak demand growth and excess supply in many markets with the national office vacancy rate continuing to rise and average rents falling, as well as the specific weakness in Northern California resulting from regional over-dependence on the technology sector and some portfolio concentration in the office and apartment markets, which could be in the range of $16 million to $32 million.

     o With respect to the communications/media industry, management considered the impact of low consumer confidence on consumer spending and weak, although improving, advertising revenues, as well as the increasingly competitive environment facing telecommunication carriers, which could be in the range of $11 million to $31 million.

     o With respect to power companies and utilities, management considered the continuing excess capacity and weak prices in the power generation market, compounded by the costs and disruptions of moving out of merchant generation and energy trading operations, which could be in the range of $14 million to $28 million.

     o With respect to cross-border loans and acceptances to certain Asia/Pacific Rim countries, management considered the effects of slower US growth up to very recently, Japan's continuing struggle to break out of recession and the need for further structural reform across most of the East Asian region, which could be in the range of $8 million to $17 million.

     o With respect to the retail sector, management considered the adverse effects of still weak labor markets, high consumer debt levels and near-record personal bankruptcies, which could be in the range of $6 million to $12 million.

     o With respect to the State of California, management considered the adverse effects of the recent Gubernatorial recall, which aggravated an already volatile political environment and uncertain fiscal situation, and the severity of challenges that the new Governor will face, which could be in the range of $6 million to $12 million.

     o With respect to leasing, management considered the ongoing problems of the airline industry as it continues to struggle with the weaker economy, the sluggish recovery of international travel and high fuel prices, which could be in the range of $5 million to $11 million.

     o With respect to the technology industry, management considered weak, although improving, capital spending in the US, as well as the effects of steepening price declines resulting in less robust revenue growth, which could be in the range of $4 million to $9 million.

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

     CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth a reconciliation of changes in our allowance for credit losses.


                                                            FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30,             ENDED  SEPTEMBER 30,
                                                          ------------------------        ------------------------
(DOLLARS IN THOUSANDS)                                      2002            2003            2002            2003
-----------------------------------------------------     --------        --------        --------        --------
Balance, beginning of period.........................     $624,948        $558,282        $634,509        $609,190
Loans charged off:
   Commercial, financial and industrial..............       48,284          41,457         178,462         130,413
   Commercial mortgage...............................        1,572           7,286           1,592           7,286
   Consumer..........................................        2,370           2,058           7,605           7,143
   Lease financing...................................          479             518           1,986          32,726
   Foreign(1)........................................           --           2,220              --           2,220
                                                          --------        --------        --------        --------
       Total loans charged off.......................       52,705          53,539         189,645         179,788
Recoveries of loans previously charged off:
   Commercial, financial and industrial..............        8,769          13,845          26,108          32,432
   Construction......................................           --              --              40              --
   Commercial mortgage...............................           75              --             214             150
   Consumer..........................................        2,012           1,276           3,793           2,695
   Lease financing...................................          115             183             497             352
                                                          --------        --------        --------        --------
       Total recoveries of loans previously
       charged off...................................       10,971          15,304          30,652          35,629
                                                          --------        --------        --------        --------
          Net loans charged off......................       41,734          38,235         158,993         144,159
Provision for credit losses..........................       40,000          20,000         145,000          75,000
Foreign translation adjustment and other
  net additions(2)...................................         (136)         10,503           2,562          10,519
                                                          --------        --------        --------        --------
Balance, end of period...............................     $623,078        $550,550        $623,078        $550,550
                                                          ========        ========        ========        ========
Allowance for credit losses to total loans...........         2.40%           2.11%           2.40%           2.11%
Provision for credit losses to net loans
  charged off........................................        95.85           52.31           91.20           52.03
Net loans charged off to average loans
  outstanding for the period(3)......................         0.64            0.58            0.83            0.73

------------------------------

(1)  Foreign loans are those loans originated in foreign branches.

(2) Includes $10.3 million relates to the Monterey Bay Bank acquisition in the third quarter of 2003 and $2.4 million for the First Western Bank acquisition in 2002.

(3)  Annualized.

     Total loans charged off in the third quarter of 2003 increased by $0.8 million from the third quarter of 2002. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

     Third quarter 2003 recoveries of loans previously charged off increased by $4.3 million from the third quarter of 2002. The percentage of net loans charged off to average loans outstanding for the third quarter of 2003 decreased by 6 basis points from the same period in 2002. At September 30, 2003, the allowance for credit losses exceeded the annualized net loans charged off during the third quarter of 2003, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

     Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

NONPERFORMING ASSETS


                                               SEPTEMBER 30,       DECEMBER 31,      SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                             2002                2002               2003
---------------------------------------------- -------------       ------------      -------------
Commercial, financial and industrial.......... $     367,888       $    276,415      $     243,877
Construction..................................         1,096                 --              1,554
Commercial mortgage...........................        24,133             23,980             42,758
Lease financing...............................         2,095             36,294             52,085
Loan originated in foreign branches...........            --                 --                765
                                               -------------       ------------      -------------
   Total nonaccrual loans.....................       395,212            336,689            341,039
Foreclosed assets.............................           309                715              3,308
                                               -------------       ------------      -------------
   Total nonperforming assets................. $     395,521       $    337,404      $     344,347
                                               =============       ============      =============
Allowance for credit losses................... $     623,078       $    609,190      $     550,550
                                               =============       ============      =============
Nonaccrual loans to total loans...............          1.52%              1.27%              1.31%
Allowance for credit losses to nonaccrual
  loans.......................................        157.66             180.94             161.43
Nonperforming assets to total loans and
  foreclosed assets...........................          1.52               1.28               1.32
Nonperforming assets to total assets..........          1.05               0.84               0.81




     At September 30, 2003, nonperforming assets totaled $344.3 million, an increase of $6.9 million, or 2 percent, from December 31, 2002. This relatively small increase was primarily due to a significant reduction in inflows of new nonperforming loans during 2003. The increase in nonaccrual loans was primarily due to our decision to place additional airplane leases on nonaccrual, partially offset by our decision during the second quarter of 2003, to return two airplane leases, totaling $18.3 million, to accrual status. In addition, we placed two San Francisco Bay Area office loans, totaling approximately $22.8 million, on nonaccrual status in the second quarter of 2003.

     Nonaccrual loans as a percentage of total loans were 1.31 percent at September 30, 2003, compared with 1.52 percent at September 30, 2002. Nonperforming assets as a percentage of total loans and foreclosed assets were
1.32 percent at September 30, 2003, compared to 1.52 percent at September 30, 2002.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING




                                               SEPTEMBER 30,       DECEMBER 31,      SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                             2002                2002               2003
---------------------------------------------- -------------       ------------      -------------
Commercial, financial and industrial.......... $         565       $      1,705      $      21,598
Construction..................................            --                679                 --
Mortgage:
   Residential................................         4,127              3,211              1,777
   Commercial.................................            --                506                982
                                               -------------       ------------      -------------
      Total mortgage..........................         4,127              3,717              2,759
Consumer and other............................         2,121              2,072              1,706
                                               -------------       ------------      -------------
   Total loans 90 days or more past due
     and still accruing....................... $       6,813       $      8,173      $      26,063
                                               =============       ============      =============



     The increase in commercial, financial, and industrial loans 90 days or more past due, but still accruing is attributable to one loan of $17.8 million that is current on its interest payments but is past its maturity date. We expect that this facility will be refinanced in the fourth quarter of 2003 and will not become a nonperforming asset.

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

     The management of market risk is governed by policies reviewed and approved annually by our Board of Directors (Board). The Board assigns responsibility for the administration of market risk management to the Chief Executive Officer who designates the chairman of the Asset & Liability Management Committee (ALCO), a committee composed of UnionBanCal Corporation executives. ALCO meets monthly and reports quarterly to the Finance and Capital Committee of the Board on activities related to the management of market risk. As part of the management of our market risk, ALCO may direct changes in the mix of assets and liabilities and the extent to which we utilize investment securities and derivative instruments such as interest rate swaps, caps and floors to hedge our interest rate exposures. ALCO reviews and approves specific market risk management programs involving investment and hedging activities and certain market risk limits. The ALCO Chairman is responsible for the company-wide management of market risk. The Treasurer is responsible for implementing funding, investing, and hedging strategies designed to manage this risk. On a day-to-day basis, the monitoring of market risk takes place at a centralized level within the Market Risk Monitoring unit (MRM). MRM is responsible for measuring risks to ensure compliance with all market risk limits and guidelines incorporated within the policies and procedures established by the Board and ALCO. MRM reports monthly to ALCO on trading risk exposures and on compliance with interest rate risk, securities portfolio and derivatives policy limits. MRM also reports quarterly to ALCO on the effectiveness of our hedging activities. In addition, periodic reviews by our internal audit department and regulators provide further evaluation of controls over the risk management process.

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

     Our unhedged NII remains inherently asset sensitive, meaning that our assets generally reprice more quickly than our liabilities, particularly our core deposits. Since the NII associated with an asset sensitive balance sheet tends to decrease when interest rates decline and increase when interest rates rise, derivative hedges and the securities portfolio are used to manage this risk. In the third quarter of 2003, we entered into $1 billion in interest rate floors to offset the adverse impact that declining interest rates could have on the interest income generated by our variable rate commercial loans. We continued to increase the size of our securities portfolio in response to strong growth in core deposits. Our recent purchases were concentrated in short duration securities to maintain flexibility to respond to changes in interest rates. For a further discussion of derivative instruments and our hedging strategies, see Note 16--"Derivative Instruments" of the Notes to Consolidated Financial Statements included in our Form 10-K/A for the year ended December 31, 2002.

     Together, our hedging and investment activities resulted in an essentially neutral risk profile for the hedged balance sheet with respect to parallel yield curve shifts. However, our NII is also sensitive to non-parallel shifts in the yield curve. In general, our NII increases when the yield curve steepens (specifically when short rates, under one year, drop and long rates, beyond one year, rise), while a flattening curve tends to depress our NII and net interest margin. In this respect, our NII is asset sensitive when measured against changes in long rates and slightly liability sensitive when measured against changes in short rates. This asset sensitivity in relation to a flattening of the yield curve is manifested in the NII simulations primarily by an acceleration of mortgage prepayments (in both the residential portfolio and securities portfolio) when long rates decline. In the current rate environment, run off of fixed rate assets, including prepayments, depress NII even if interest rates do not change because the cash flows from the repaid and prepaid assets that were booked at higher rates must be reinvested at lower prevailing rates. As a result, we expect the low prevailing rates, coupled with the recent high volume of prepayments, will further compress our net interest margin and negatively affect NII in the coming months, even if market rates remain at current levels.

     Our official NII policy measure involves a simulation of "Earnings-at-Risk"
(EaR) in which we estimate the impact that gradual, ramped-on parallel shifts in the yield curve would have on NII over a 12-month horizon. Under the Board's policy limits, the negative change in simulated NII in either the up or down 200 basis point shock scenarios may not exceed 4 percent of NII as measured in the base case, or no change, scenario. The following table sets forth the simulation results in both the up and down 200 basis point ramp scenarios as of June 30, 2003 and September 30, 2003(1):



                                          JUNE 30,       SEPTEMBER 30,
(DOLLARS IN MILLIONS)                       2003             2003
---------------------------------------   --------       -------------
-200 basis points......................   $    6.7         $   17.3
as a percentage of base case NII.......       0.46%            1.13%
-200 basis points......................   $   (2.4)        $  (16.0)
as a percentage of base case NII.......       0.17%            1.21%


----------------------

(1) For these policy simulations, NII is adjusted to incorporate the effect of certain noninterest expense items related to demand deposits that are nevertheless sensitive to changes in interest rates.




     EaR in the down 200 basis point scenario was ($16.0) million, or 1.21 percent of adjusted NII in the base case scenario, well within the Board's guidelines.

     However, with federal funds and LIBOR rates already below two percent, a downward ramp scenario of 200 basis points would result in short-term rate levels below zero. As a result, we believe that a downward ramp scenario of 100 basis points provides a more reasonable measure of asset sensitivity in a falling interest rate environment. As of September 30, 2003, the difference between adjusted NII in the base case and adjusted NII after a gradual 100 basis point downward ramp was a negative $6.5 million, or .45 percent of the base case.

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

     We use a form of Value at Risk (VaR) methodology to measure the overall market risk inherent in our trading account activities. Under this methodology, management statistically calculates, with 97.5 percent confidence, the potential loss in fair value that we might experience if an adverse shift in market prices were to occur within a period of 5 business days. The amount of VaR is managed within limits well below the maximum limit established by Board policy at 0.5 percent of shareholders' equity. The VaR model incorporates a number of key assumptions, including assumed holding period and historical volatility based on 3 years of historical market data updated quarterly. The following table sets forth the average, high and low year-to-date VaR for our trading activities.



                                              DECEMBER 31, 2002               SEPTEMBER 30, 2003
                                          -------------------------       -------------------------
                                          AVERAGE      HIGH     LOW       AVERAGE      HIGH     LOW
(DOLLARS IN THOUSANDS)                      VAR         VAR     VAR         VAR         VAR     VAR
----------------------------------------- -------      ----     ---       -------      ----     ---
Foreign exchange......................... $   256      $546     $88       $   144      $340     $57
Securities...............................     213       543      45           213       463      97



     Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at conservative levels, well below the trading risk policy limits established by the Board. As a result, our foreign exchange business continues to derive the bulk of its revenue from customer-related transactions. We take inter-bank trading positions only on a limited basis and we do not take any large or long-term strategic positions in the market for the Bank's own portfolio. We continue to grow our customer-related foreign exchange business while maintaining an essentially unchanged inter-bank trading risk profile as measured under our VaR methodology.

     The Securities Trading & Institutional Sales department serves the fixed income needs of our institutional clients and acts as the fixed income wholesaler for our broker/dealer subsidiary, UBOC Investment Services, Inc. As with our foreign exchange business, we continue to generate the vast majority of our securities income from customer-related transactions.

     Our interest rate derivative contracts included as of September 30, 2003, $3.8 billion of derivative contracts entered into as an accommodation for customers. We act as an intermediary and match these contracts, at a credit spread, to contracts with major dealers, thus neutralizing the related market risk.

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

     Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, savings, and consumer time deposits, combined with average common shareholders' equity, funded 84 percent of average total assets of $41.9 billion for the third quarter of 2003. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, large time deposits, foreign deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper, and other borrowings. The securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales, or repurchase agreements. Liquidity may also be provided by the sale or maturity of assets. Such assets include interest-bearing deposits in banks, federal funds sold, securities purchased under resale agreements, and trading account securities. The aggregate of these assets averaged $1.6 billion for the quarter ended September 30, 2003. Additional liquidity may be provided through loan maturities and sales. In the third quarter of 2003, the Company terminated the issuance of commercial paper under the UnionBanCal Corporation's commercial paper program. UnionBanCal Commercial Funding Corporation (a UnionBanCal Corporation subsidiary) continues to issue commercial paper under an existing commercial paper program. The proceeds of this commercial paper program are deposited in Union Bank of California, N.A. and used for Bank funding.

REGULATORY CAPITAL

     The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios.



UNIONBANCAL CORPORATION

                                                                                         MINIMUM
                             SEPTEMBER 30,       DECEMBER 31,       SEPTEMBER 30,       REGULATORY
(DOLLARS IN THOUSANDS)           2002                2002               2003            REQUIREMENT
-------------------------- -----------------  -----------------  -----------------  ------------------
CAPITAL COMPONENTS
Tier 1 capital............ $       3,617,173  $       3,667,237  $       3,632,898
Tier 2 capital............           568,163            573,858            537,737

Total risk-based capital.. $       4,185,336  $       4,241,095  $       4,170,635

Risk-weighted assets...... $      32,457,228  $      32,811,441  $      33,144,336

Quarterly average assets.. $      35,690,024  $      37,595,002  $      41,624,946


CAPITAL RATIOS               AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT    RATIO     AMOUNT    RATIO
-------------------------- ----------  -----  ----------  -----  ----------  -----   ----------  -----
Total capital (to risk-
  weighted assets)........ $4,185,336  12.89% $4,241,095  12.93% $4,170,635  12.58% >$2,651,547    8.0%
                                                                                    -
Tier 1 capital (to risk-
  weighted assets)........  3,617,173  11.14   3,667,237  11.18   3,632,898  10.96  > 1,325,773    4.0
                                                                                    -
Leverage(1)...............  3,617,173  10.13   3,667,237   9.75   3,632,898   8.73  > 1,664,998    4.0
                                                                                    -

------------------------------------

(1) Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).




UNION BANK OF CALIFORNIA, N.A.

                                                                                         MINIMUM        "WELL-CAPITALIZED"
                             SEPTEMBER 30,       DECEMBER 31,       SEPTEMBER 30,       REGULATORY          REGULATORY
(DOLLARS IN THOUSANDS)            2002              2002               2003            REQUIREMENT          REQUIREMENT
-------------------------- -----------------  -----------------  -----------------  ------------------  ------------------
CAPITAL COMPONENTS
Tier 1 capital............ $       3,271,284  $       3,334,720  $       3,306,884
Tier 2 capital............           479,792            484,062            467,814

Total risk-based capital.. $       3,751,076  $       3,818,782  $       3,774,698

Risk-weighted assets...... $      31,803,655  $      32,161,047  $      32,520,713

Quarterly average assets.. $      35,160,630  $      37,019,328  $      41,044,744


CAPITAL RATIOS               AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT    RATIO     AMOUNT    RATIO     AMOUNT    RATIO
-------------------------- ----------  -----  ----------  -----  ----------  -----   ----------  -----   ----------  -----
Total capital (to risk-
  weighted assets)........ $3,751,076  11,79% $3,818,782  11.87% $3,774,698  11.61% >$2,601,657    8.0% >$3,252,071   10.0%
                                                                                    -                   -
Tier 1 capital (to risk-
  weighted assets)........  3,271,284  10.29   3,334,720  10.37   3,306,884  10.17  > 1,300,829    4.0  > 1,951,243    6.0
                                                                                    -                   -
Leverage(1)...............  3,271,284   9.30   3,334,720   9.01   3,306,884   8.06  > 1,641,790    4.0  > 2,052,237    5.0
                                                                                    -                   -

------------------------------------

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

     Compared with December 31, 2002, our Tier 1 risk-based capital ratio at September 30, 2003, decreased 22 basis points to 10.96 percent, our total risk-based capital ratio decreased 35 basis points to 12.58 percent, and our leverage ratio decreased 102 basis points to 8.73 percent. The decrease in our capital ratios was primarily attributable to lower Tier 1 capital primarily resulting from a decrease in shareholders' equity including the purchase of $300 million of our common stock, in September 2003, from BTM, higher goodwill associated with our recent acquisitions (which reduces both Tier 1 and 2 capital), coupled with an increase in risk-weighted assets.

     As of September 30, 2003, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the leverage ratio.

CERTAIN BUSINESS RISK FACTORS

     ADVERSE CALIFORNIA ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS

     A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the long-term impact of the California energy crisis, the decline in the technology sector, recent wildfires in Southern California and the California state government's recent budgetary crisis and continuing fiscal difficulties. If economic conditions in California continue to decline, we expect that our level of problem assets could increase.

     THE CONTINUING WAR ON TERRORISM COULD FURTHER ADVERSELY AFFECT US ECONOMIC CONDITIONS

     Acts or threats of terrorism and actions taken by the US or other governments as a result of such acts or threats have contributed to the downturn in US economic conditions experienced recently and could further adversely affect business and economic conditions in the US generally and in our principal markets. For example, the events of September 11, 2001, caused a decrease in air travel in the US, which adversely affected the airline industry and many other travel-related industries, including those operating in California.

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

     SHAREHOLDER VOTES ARE CONTROLLED BY BTM; OUR INTERESTS MAY NOT BE THE SAME AS BTM'S INTERESTS

     BTM, a wholly owned subsidiary of Mitsubishi Tokyo Financial Group, Inc., owns a majority (approximately 63 percent as of September 30, 2003) of the outstanding shares of our common stock. As a result, BTM can elect all of our directors and, as a result, can control the vote on all matters, including determinations such as: approval of mergers or other business combinations; sales of all or substantially all of our assets; any matters submitted to a vote of our shareholders; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to common stock or other equity securities; and other matters that might be favorable to BTM.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of September 30, 2003, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms.

     (b) CHANGES IN INTERNAL CONTROLS. These officers have also concluded that during the third quarter of 2003 there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION



ITEM 5. OTHER INFORMATION

     ANNUAL MEETING OF SHAREHOLDERS: The Annual Meeting of Shareholders will be held on Wednesday, April 28, 2004, at 9:30 a.m. upon the approval of the Board of Directors, expected at the December 2003 meeting. Shareholders who expect to present a proposal at the 2004 Annual Meeting of Shareholders for publication in the Company's proxy statement and action on the proxy form or otherwise for such meeting must submit their proposal by November 25, 2003. The proposal must be mailed to the Corporate Secretary of the Company at 400 California Street, Mail Code 1-001-16, San Francisco, CA 94104. Without such notice, proxy holders appointed by the Board of Directors of the Company will be entitled to exercise their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the proposal in the proxy statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

 NO.                                   DESCRIPTION
----      ----------------------------------------------------------------------
 3.1 Restated Certificate of Incorporation of the Registrant (effective September 30, 2003)(1)
 3.2 By-laws of UnionBanCal Corporation (a Delaware Corporation) (effective September 30, 2003)(1)
31.1      Certification  of the Chief  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2      Certification  of the Chief  Financial  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1      Certification  of the Chief  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2      Certification  of the Chief  Financial  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)


------------------------------------

(1)        Filed herewith

     (B) REPORTS ON FORM 8-K

     We furnished a report on Form 8-K on July 16, 2003 reporting under Item 9 thereof that UnionBanCal Corporation issued a press release concerning earnings for the second quarter of 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, UnionBanCal Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           UNIONBANCAL CORPORATION
                                                 (Registrant)

                                       By:       /S/ NORIMICHI KANARI
                                          -------------------------------------
                                                     Norimichi Kanari
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                               (Principal Executive Officer)

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

                                       By:      /S/ DAVID A. ANDERSON
                                          -------------------------------------
                                                    David A. Anderson
                                           SENIOR VICE PRESIDENT AND CONTROLLER
                                              (Principal Accounting Officer)


                                       Date:  November 13, 2003