Form 10-K
period 2003-12-31
UNIONBANCAL CORP
filed 2004-03-15
CIK 1011659

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 |X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
 | |          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO


                         Commission file number 1-15081

                             UnionBanCal Corporation
             (Exact name of registrant as specified in its charter)

              DELAWARE                              94-1234979
      (State of Incorporation)         (I.R.S. Employer Identification No.)


                              400 CALIFORNIA STREET
                      SAN FRANCISCO, CALIFORNIA 94104-1302
              (Address and zip code of principal executive offices)

                  Registrant's telephone number: (415) 765-2969

           Securities registered pursuant to Section 12(b) of the Act:
                      Common Stock, $1 par value per share
                              (Title of each class)

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

         As of June 30, 2003, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1,534,920,455. The aggregate market value was computed by reference to the last sales price of such stock.

         As of January 31, 2004, the number of shares outstanding of the registrant's Common Stock was 148,217,647.


                       DOCUMENTS INCORPORATED BY REFERENCE


INCORPORATED DOCUMENT                                      LOCATION IN FORM 10-K

Portions of the Proxy Statement for our April 28,
  2004 Annual Meeting of Stockholders                                   Part III



================================================================================



                                      INDEX
                                                                            PAGE

PART I
  ITEM 1. BUSINESS.........................................................   3
  ..................................................................General   3
  ..................................................................Banking   4
  ................................................................Employees   5
  ..............................................................Competition   5
  ..........................................................Monetary Policy   5
  ...............................................Supervision and Regulation   5
  ITEM 2. PROPERTIES.......................................................   8
  ITEM 3. LEGAL PROCEEDINGS................................................   8
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   9
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS..........................................................   9
  ITEM 6. SELECTED FINANCIAL DATA..........................................   9, F-1
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS............................................   9, F-1
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......   9, F-29
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........   10, F-47
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE............................................   10
  ITEM 9A. CONTROLS AND PROCEDURES........................................   10
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............   10
  ITEM 11. EXECUTIVE COMPENSATION.........................................   13
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS................................   13
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   14
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.........................   14
PART IV
  ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K............................................   14
SIGNATURES................................................................   II-1


                                     PART I

ITEM 1.  BUSINESS

         This document includes forward-looking information, which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in other United States Securities and Exchange Commission (SEC) filings, press releases, news articles, conference calls with Wall Street analysts and stockholders and when we are speaking on behalf of UnionBanCal Corporation. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made.

         There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our stock price, financial condition, and results of operations or prospects. Such risks and uncertainties include, but are not limited to, the following factors: adverse economic and fiscal conditions in California, global political and general economic conditions related to the war on terrorism, adverse economic conditions affecting certain industries, fluctuations in interest rates, the controlling interest in us of The Bank of Tokyo-Mitsubishi, Ltd. (BTM), which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group, Inc., competition in the banking industry, statutory restrictions on dividends, adverse effects of current and future banking rules, regulations and legislation, and risks associated with various strategies we may pursue, including potential acquisitions, divestitures and restructurings. See also the section entitled "Certain Business Risk Factors" located near the end of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         All reports that we file electronically with the SEC, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on our internet website at www.uboc.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. These filings are also accessible on the SEC's website at www.sec.gov.

GENERAL

         UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A., were created on April 1, 1996, by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control, similar to a pooling of interests. Effective September 30, 2003, UnionBanCal Corporation reincorporated in the State of Delaware. As of December 31, 2003, BTM, our majority owner, owned approximately 63 percent of our outstanding common stock.

         We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, but nationally and internationally as well.

BANKING

         Our operations are divided into four primary segments, which are described more fully in our Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 23 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

         THE COMMUNITY BANKING AND INVESTMENT SERVICES GROUP. This group offers its customers a broad spectrum of financial products under one convenient umbrella. With a broad line of checking and savings, investment, loan and fee-based banking products, individual and business clients, including not-for-profit, small and institutional investors, can each have their specific needs met. These products are offered in 284 full-service branches, primarily in California, as well as in Oregon and Washington. In addition, the group offers international and settlement services, e-banking through our website, check cashing services at our Cash & Save(R) locations and loan and investment products tailored to our high net worth consumer customers through our offices of The Private Bank. Institutional customers are offered employee benefit, 401(k) administration, corporate trust, securities lending and custody (global and domestic) services. The group also includes a registered broker-dealer and a registered investment advisor, which provide investment advisory services and manage a proprietary mutual fund family.

         In the fourth quarter of 2001, we acquired Armstrong/Robitaille, Inc., one of the top 100 insurance brokers in the United States. In December 2002, we acquired John Burnham & Company, a firm that provides a range of insurance services to its clients throughout the world, including risk management, liability, employee benefits, surety, workers' compensation, group medical and life, and personal lines. And, during 2003, we acquired two additional regional insurance brokers, Pleasanton, California-based Tanner Insurance Brokers, Inc., and Glendale, California-based Knight Insurance Agency. With offices in California and Oregon, these acquisitions allow us to offer an extensive array of cost-effective risk management services and insurance products to business and retail customers.

         During 2002, we acquired the Simi Valley, California-based First Western Bank and Santa Clarita, California-based Valencia Bank & Trust, which added $490 million in assets to our balance sheet and 12 branches. During 2003, we acquired the Watsonville, California-based Monterey Bay Bank, which added $632 million in assets to our balance sheet and 8 branches. The integration of these three banks expanded our geographic footprint in the greater Los Angeles and greater Monterey Bay areas and provides us the opportunity to both increase our prospect opportunities and offer our existing consumer and commercial customer relationships a fuller range of financial services. In January 2004, we acquired Business Bank of California, a commercial bank headquartered in San Bernardino, California, with $704 million in assets and 15 full-service branches in the Southern California Inland Empire and the San Francisco Bay Area.

         The bank and insurance agency acquisitions are examples of our commitment to expansion through targeted acquisitions, and are consistent with our strategies to diversify earnings and broaden our branch network.

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

         THE INTERNATIONAL BANKING GROUP. This group primarily provides correspondent banking and trade finance-related products and services to financial institutions worldwide, primarily in Asia. This group has a long and stable history of providing these services to that market.

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

EMPLOYEES

         At January 31, 2004, we had 10,146 full-time equivalent employees.

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

         Union Bank of California, N.A. and most of its subsidiaries are regulated by the Office of the Comptroller of the Currency (OCC). Our subsidiaries are also subject to extensive regulation, supervision, and examination by various other federal and state regulatory agencies. In addition, Union Bank of California, N.A. and its subsidiaries are subject to certain restrictions under the Federal Reserve Act, including restrictions on affiliate transactions. Dividends payable by Union Bank of California, N.A. to us are subject to restrictions under a formula imposed by the OCC unless express approval is given to exceed these limitations. For more information regarding restrictions on loans and dividends by Union Bank of California, N.A. to its affiliates and on transactions with affiliates, see Notes 17 and 22 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal bank regulatory authorities to take "prompt corrective action" in dealing with inadequately capitalized banks. FDICIA established five tiers of capital measurement ranging from "well-capitalized" to "critically undercapitalized." It is our policy to maintain capital ratios above the minimum regulatory requirements for "well-capitalized" institutions for both Union Bank of California, N.A. and us. Management believes that, at December 31, 2003, Union Bank of California, N.A. and we met the requirements for "well-capitalized" institutions.

         The activities of HighMark Capital Management, Inc. and UBOC Investment Services, Inc. are subject to the rules and regulations of the SEC as well as state securities regulators. UBOC Investment Services, Inc. is also subject to the rules and regulations of the National Association of Securities Dealers
(NASD).

         Armstrong/Robitaille, Inc., John Burnham & Company, and Tanner Insurance Brokers, Inc. are indirect subsidiaries of Union Bank of California, N.A., and are subject to the rules and regulations of the California Department of Insurance, as well as insurance regulators of other states.

         Deposits of Union Bank of California, N.A. are insured up to regulatory limits by the Federal Deposit Insurance Corporation (FDIC), and, accordingly, are subjected to deposit insurance assessments to maintain the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) administered by the FDIC. Union Bank of California, N.A. currently pays no insurance assessments on these deposits under the FDIC's risk-related assessment system. Although we believe there are no definite plans to raise assessment rates in 2004, we can give no assurance as to the future level of such insurance premiums.

         There are additional requirements and restrictions in the laws of the United States and the states of California, Oregon, and Washington, as well as other states in which Union Bank of California, N.A. and its subsidiaries may conduct operations. These include restrictions on the levels of lending and the nature and amount of investments, as well as activities as an underwriter of securities, the opening and closing of branches and the acquisition of other financial institutions. Union Bank of California, N.A. is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and is also subject to the Community Reinvestment Act (CRA). The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities, including engaging in new activities or acquisitions of other banks or companies.

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

         The Gramm-Leach-Bliley (GLB) Act allows "financial holding companies"
(FHCs) to offer banking, insurance, securities and other financial products. Specifically, the GLB Act amends section 4 of the BHCA in order to provide a framework for the engagement in new financial activities. Bank holding companies
(BHCs), such as we may, elect to become an FHC if all of their subsidiary depository institutions are well-capitalized and well-managed. Under current FRB interpretations, a foreign bank, such as BTM, which owns a subsidiary U.S. bank holding company, must make the election on behalf of itself and its U.S. holding company. In addition, the foreign bank must be well-capitalized and well-managed in accordance with standards comparable to those required of U.S. banks as determined by the FRB and must have a "satisfactory" or better CRA rating. We do not expect that BTM will make an FHC election in the foreseeable future.

         Under the GLB Act, "financial subsidiaries" of banks may engage in some types of activities beyond those permitted to banks themselves, provided certain conditions are met. Union Bank of California, N.A., has no plans to seek to form any "financial subsidiaries" in the foreseeable future.

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

         On July 30, 2002, in response to various high profile corporate scandals, the United States Congress enacted the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act aims to restore the credibility lost as a result of these scandals by addressing, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The New York Stock Exchange has adopted and the SEC has approved additional corporate governance rules, which will become effective as of our April 28, 2004 annual meeting. The new rules are intended to allow stockholders to more easily and effectively monitor the performance of companies and directors.

         Among other provisions, Section 302(a) of the Sarbanes-Oxley Act requires that our Chief Executive Officer and Chief Financial Officer certify that our quarterly and annual reports do not contain any untrue statement or omission of a material fact. Specific requirements of the certifications include having these officers confirm that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our disclosure controls and procedures; they have made certain disclosures to our auditors and Audit Committee about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

         In response to these requirements, we have established a Disclosure Committee to monitor compliance with these new rules. Membership of the Disclosure Committee is comprised of senior management from throughout the organization who we believe collectively provide an extensive understanding of our corporate operations. In addition, a project team has been established to strengthen the internal documentation requirements under sections 302 and 404 of the Sarbanes-Oxley Act and to document the process for assessing and testing our internal controls over financial reporting.

         UnionBanCal Corporation and Union Bank of California, N.A. cannot be certain of the effect, if any, of the foregoing legislation on their business. Future changes in the laws, regulations, or policies that impact Union Bank of California, N.A., our other subsidiaries, and us cannot necessarily be predicted and may have a material effect on our business and earnings.

         See our Consolidated Financial Statements starting on page F-46 for specific financial information about UnionBanCal Corporation and its subsidiaries.

ITEM 2.  PROPERTIES

         At December 31, 2003, we operated 280 full service branches in California, 4 full service branches in Oregon and Washington, and 21 international offices. In addition, we have another 45 limited service branches, including 5 Cash & Save(R) facilities, and 3 Private Bank offices. We own the property occupied by 96 of the domestic offices and lease the remaining properties for periods of five to twenty years.

         We own two administrative facilities in San Francisco, two in Los Angeles, and three in San Diego. Other administrative offices in San Francisco, Los Angeles, Portland, Seattle, and New York operate under leases expiring in one to twenty-six years.

         Rental expense for branches and administrative premises is described in
Note 5 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

         We are subject to various pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable.

         Union Bank of California, N.A., our major subsidiary (the Bank), has been named in two suits pending in the United States District Court for the Central District of California, Christensen v. Union Bank of California (formerly captioned as Rockoff v. Union Bank of California et al.) (filed December 21, 2001) and Neilson v. Union Bank of California et al (filed September 4, 2002), and one suit in Los Angeles County Superior Court, Kilpatrick v. Orrick Herrington & Sutcliffe, et al. (filed April 22, 2003 as to the Bank). The plaintiffs in these suits collectively seek in excess of $250 million, which is alleged to have been lost by those who invested money in various investment arrangements conducted by an individual named Reed Slatkin. Mr. Slatkin is alleged to have been operating a fraudulent investment scheme commonly referred to as a "Ponzi" scheme. The plaintiffs in the Christensen case are various investors in the arrangements conducted by Mr. Slatkin, and the plaintiffs in the Neilson case include both investors and the trustee of Mr. Slatkin's bankruptcy estate. A substantial majority of those who invested with Mr. Slatkin had no relationship with the Bank. A small minority, comprising less than five percent of the investors, had custodial accounts with the Bank. The Neilson case seeks to impose liability upon the Bank and two other financial institutions for both the losses suffered by those custodial customers as well as investors who had no relationship with the Bank. The plaintiff in the Kilpatrick case is an individual investor who seeks recovery of funds placed in an account for a limited liability company that he formed with Mr. Slatkin. Tentative settlements, which are currently being documented, have been reached in both the Christensen and Kilpatrick cases.

         Another suit, Grafton Partners LP v. Union Bank of California, is pending in Alameda County Superior Court (filed March 12, 2003). That suit concerns an unrelated "Ponzi" scheme perpetrated by PinnFund, USA, located in San Diego, California. The victims of this scheme seek $235 million from the Bank. They assert that the Bank improperly opened and administered a deposit account, which was used by PinnFund in furtherance of the fraud.

         The Bank has numerous legal defenses to the Grafton and Neilson cases. Based on our evaluation to date of these claims, management believes that they will not result in a material adverse effect on our financial position or results of operations. In addition, we believe that the disposition of all other claims currently pending will also not have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the New York Stock Exchange under the symbol UB. As of January 30, 2004, our common stock was held by approximately 2,765 stockholders of record. At December 31, 2003, The Bank of Tokyo-Mitsubishi, Ltd. (BTM) held approximately 63 percent of our common stock. During 2002 and 2003, the average daily trading volume of our common stock was approximately 443,032 shares and 269,838 shares, respectively. At December 31, 2001, 2002 and 2003, our common stock closed at $38.00 per share, $39.27 per share, and $57.54 per share, respectively. The following table presents stock quotations for each quarterly period for the two years ended December 31, 2002 and 2003.

                                                2002                  2003
                                                ----                  ----
                                          HIGH        LOW       HIGH        LOW

First quarter....................       $44.02     $34.98     $42.50     $37.77
Second quarter...................        49.60      43.30      43.39      39.20
Third quarter....................        48.40      38.70      50.83      42.40
Fourth quarter...................        44.40      35.65      58.45      50.35

         The following table presents quarterly per share cash dividends declared for 2002 and 2003:


                                                          2002      2003
                                                          ----      ----

First quarter......................................      $0.25     $0.28
Second quarter.....................................       0.28      0.31
Third quarter......................................       0.28      0.31
Fourth quarter.....................................       0.28      0.31

         On October 22, 2003, our Board of Directors approved a quarterly common stock dividend of $0.31 per share for the fourth quarter of 2003. Future dividends will depend upon our earnings, financial condition, capital requirements and other factors as our Board of Directors may deem relevant.

         We offer a dividend reinvestment and stock purchase plan that allows stockholders to reinvest dividends in our common stock at market price. BTM did not participate in the plan during 2002 and 2003. For further information about these plans, see Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

         Our ability to declare and pay dividends is affected by certain legal restrictions. See Note 17 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

         See page F-1 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         See pages F-1 through F-45 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See pages F-29 through F-32 of this Annual Report on Form 10-K.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See pages F-46 through F-102 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2003. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

         During the quarter ended December 31, 2003, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the information contained in the sections entitled "Audit Committee," "Election of Directors" and "Compliance with Section 16 of the 1934 Act" of our Proxy Statement for our April 28, 2004 Annual Meeting of Stockholders for incorporation by reference of information concerning directors and persons nominated to become directors of UnionBanCal Corporation and the UnionBanCal Corporation Audit Committee.

CORPORATE GOVERNANCE

         We have adopted the following:

         o A Code of Ethics applicable to senior financial officers, including our Chief Executive Officer, Chief Financial Officer and Controller;

         o Business Standards of Conduct, which is a code of ethics and conduct applicable to all officers and employees;

         o A Code of Ethics applicable to directors of UnionBanCal Corporation and Union Bank of California, N.A.;

         o Corporate Governance Guidelines to promote the effective functioning of the activities of the UnionBanCal Corporation Board of Directors and to promote a common set of expectations as to how the Board, its Committees, individual directors and management should perform their functions; and

         o Charters for the Committees of the Board, including the Audit Committee, Corporate Governance Committee, Executive Compensation & Benefits Committee, Finance & Capital Committee, Public Policy Committee and Trust Committee.

         A copy of each of these committee charters, Codes of Ethics, Business Standards of Conduct and Corporate Governance Guidelines is posted on our website, or is available, without charge, upon the written request of any stockholder directed to the Secretary of UnionBanCal Corporation, 400 California

Street, San Francisco, California 94104-1302. We intend to disclose promptly any amendment to, or waiver from any provision of, the Code of Ethics applicable to senior financial officers, and any waiver from any provision of the Code of Ethics applicable to directors or the Business Standards of Conduct applicable to executive officers, on our website. Our website address is www.uboc.com.

         The following information pertains to our executive officers as of December 31, 2003:

EXECUTIVE OFFICER          AGE PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
----------------------     --- ---------------------------------------------

Tetsuo Shimura........     65  Tetsuo Shimura was elected Chairman and Director
                               of UnionBanCal Corporation and Union Bank of
                               California, N.A. effective the close of business
                               October 22, 2003. He previously served on the Boards of Directors of UnionBanCal Corporation and Union Bank of California, N.A. from June 1997 to July 1998. Mr. Shimura served as Deputy
                               President of The Bank of Tokyo-Mitsubishi, Ltd.
                               from July 2001 to June 2003. Prior to that he served as Senior Managing Director and Chief
                               Executive, Global Corporate Banking Business Unit of The Bank of Tokyo- Mitsubishi, Ltd. from July
                               2000 to July 2001 and Managing Director and Chief
                               Executive Officer, North American Headquarters of
                               The Bank of Tokyo- Mitsubishi, Ltd. from May 1997 to June 1998.

Norimichi Kanari......     57  Mr. Kanari, has served as President and Chief
                               Executive Officer of UnionBanCal Corporation and
                               Union Bank of California since July 2001. He served as Vice Chairman of UnionBanCal
                               Corporation and Union Bank of California from
                               July 2000 to July 2001. From May 1999 to July
                               2000, he served as General Manager of the Corporate Banking Division in the Osaka Branch of
                               The Bank of Tokyo- Mitsubishi, Ltd., after serving from August 1997 to May 1999 as director and General Manager of The Bank of
                               Tokyo-Mitsubishi, Ltd.'s New York Branch and
                               Cayman Branch. He has served as a director of The
                               Bank of Tokyo-Mitsubishi, Ltd., since June 1997.
                               Mr. Kanari has been a director of UnionBanCal
                               Corporation and Union Bank of California, N.A.
                               since July 2000.

Takaharu Saegusa......     51  Mr. Saegusa has served as Deputy Chairman of
                               UnionBanCal Corporation since March 2001, and he served as Executive Vice President from February to March 2001. He served as Deputy General
                               Manager, Japanese Corporate Banking Group, at The
                               Bank of Tokyo-Mitsubishi Ltd.'s New York Branch from June 1998 to February 2001. Mr. Saegusa has been a director of UnionBanCal Corporation and Union Bank of California, N.A. since March 2001.

Richard C. Hartnack...     58  Mr. Hartnack has served as Vice Chairman and head
                               of the Community Banking and Investment Services
                               Group for UnionBanCal Corporation and Union Bank of California, N.A. since September 1999, and from April 1996 to September 1999 as head of the Community Banking Group. Mr. Hartnack has served as a Director of UnionBanCal Corporation since
                               June 1991.

Robert M. Walker......     62  Mr. Walker has served as Vice Chairman and head
                               of the Commercial Financial Services Group for
                               UnionBanCal Corporation and Union Bank of
                               California, N.A. since April 1996. Mr. Walker has served as a Director of UnionBanCal Corporation since July 1992.

EXECUTIVE OFFICER          AGE PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
----------------------     --- ---------------------------------------------

Linda F. Betzer.......     58  Ms. Betzer has served as Executive Vice President
                               and head of the Operations and Customer Services
                               Group for UnionBanCal Corporation and Union Bank of California, N.A. since January 2000. She served as Executive Vice President of Commercial
                               Customer Services from April 1996 to January
                               2000.

JoAnn M. Bourne.......     48  Ms. Bourne has served as Executive Vice President
                               and head of the Commercial Deposits and Treasury
                               Management Group for UnionBanCal Corporation and
                               Union Bank of California, N.A. since April 2003.
                               She served as head of the Commercial Banking
                               Group from January 2002 to April 2003. Prior to that position, she managed Commercial Deposit
                               Services, first as a Senior Vice President from 1997, then in March 2000, as the Executive Vice
                               President of the division.

Paul E. Fearer........     60  Mr. Fearer has served as Executive Vice President
                               and Director of Human Resources for UnionBanCal
                               Corporation and Union Bank of California, N.A.
                               since April 1996.

Philip B. Flynn.......     46  Mr. Flynn has served as Executive Vice President
                               and Chief Credit Officer of UnionBanCal
                               Corporation and Union Bank of California, N.A.
                               since September 2000. He served as Executive Vice
                               President and head of Specialized Lending from May 2000 to September 2000 and as Executive Vice
                               President and head of the Commercial Banking
                               Group from June 1998 to May 2000. He served as
                               Executive Vice President and head of Energy
                               Capital Services from September 1996 to April
                               2000.

Katsuyoshi Hamahashi..     54  Mr. Hamahashi has served as head of Global
                               Markets Group for UnionBanCal Corporation and
                               Union Bank of California, N.A. since October 1998 and as Executive Vice President and Treasurer of UnionBanCal Corporation and Union Bank of
                               California, N.A. since April 1996.

Ronald H. Kendrick....     62  Mr. Kendrick has served as Executive Vice
                               President and head of the Community Banking Group for UnionBanCal Corporation and Union Bank of
                               California, N.A. since December 2000. He served as Executive Vice President and Southern
                               California Area Executive for Union Bank of
                               California, N.A. from March 1994 to December
                               2000.

David I. Matson.......     59  Mr. Matson has served as Executive Vice President
                               and Chief Financial Officer of UnionBanCal
                               Corporation and Union Bank of California, N.A.
                               since July 1998. He served as Executive Vice
                               President and Director of Finance of UnionBanCal
                               Corporation and Union Bank of California, N.A.
                               from August 1997 to July 1998.

John H. McGuckin, Jr..     57  Mr. McGuckin has served as Executive Vice
                               President, General Counsel and Secretary for
                               UnionBanCal Corporation and Union Bank of
                               California, N.A. since September 2000. He served as Executive Vice President and General Counsel of UnionBanCal Corporation from January 1998 to
                               September 2000 and served as Executive Vice
                               President and General Counsel of Union Bank of
                               California, N.A. from April 1996 until September
                               2000.

EXECUTIVE OFFICER          AGE PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
----------------------     --- ---------------------------------------------

Magan C. Patel........     66  Mr. Patel has served as Executive Vice President
                               and head of the International Banking Group for UnionBanCal Corporation and Union Bank of
                               California, N.A. since April 1996.

Charles L. Pedersen...     60  Mr. Pedersen has served as Executive Vice
                               President and head of the Systems Technology and Item Processing Group for UnionBanCal Corporation and Union Bank of California, N.A. since April
                               1996.

Osamu Uno.............     51  Mr. Uno has served as Executive Vice President
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

EXECUTIVE OFFICERS

         On February 25, 2004, UnionBanCal Corporation announced that, effective April 1, 2004, Philip B. Flynn, Executive Vice President and Chief Credit Officer, will succeed Robert M. Walker as head of the Commercial Financial Services Group. Also effective April 1, 2004, Bruce H. Cabral, Executive Vice President, will succeed Mr. Flynn as Chief Credit Officer.

         The term of office of an executive officer extends until the officer resigns, is removed, retires, or is otherwise disqualified for service. There are no family relationships among the executive officers.

ITEM 11. EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated by reference from the text under the captions "Executive Compensation" and "Director Compensation" in the Proxy Statement for our April 28, 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information concerning ownership of the equity stock of UnionBanCal Corporation by certain beneficial owners and management is incorporated by reference from page 1 and the text under the caption "Security Ownership by Management" in the Proxy Statement for our April 28, 2004 Annual Meeting of Stockholders.

         The following table provides information relating to our equity compensation plans as of December 31, 2003:


                                                                                                      NUMBER OF SECURITIES
                                             NUMBER OF SECURITIES                                  REMAINING AVAILABLE FOR
                                                     TO BE ISSUED          WEIGHTED-AVERAGE          FUTURE ISSUANCE UNDER
                                                 UPON EXERCISE OF         EXERCISE PRICE OF      EQUITY COMPENSATION PLANS
                                             OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,          (EXCLUDING SECURITIES
                                             WARRANTS, AND RIGHTS      WARRANTS, AND RIGHTS         REFLECTED IN COLUMN A)
                                                              (A)                       (B)                            (C)
                                             --------------------      --------------------      -------------------------
Equity compensation approved by
  stockholders....................                      9,008,011                    $37.12                      5,347,715
Equity compensation not approved by
  stockholders....................                             --                        --                             --
                                                        ---------                    ------                      ---------
                                                        9,008,011                    $37.12                      5,347,715
                                                        =========                    ======                      =========


         All equity compensation plans have been approved by the stockholders. At December 31, 2003, there were 5,347,715 shares of common stock available for future issuance as either stock options or restricted stock under the Stock Plans. For additional information concerning our equity compensation plans, see
Note 14 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions with officers, directors, and The Bank of Tokyo-Mitsubishi, Ltd. is incorporated by reference from the text under the caption "Transactions with Management and Others" in our Proxy Statement for our April 28, 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Reference is made to the information contained in the section entitled, "Ratification of Selection of Independent Auditors" of the Proxy Statement for our April 28, 2004 Annual Meeting of Stockholders for incorporation by reference of information concerning principal accounting fees and services.

                                     PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

         Our Consolidated Financial Statements, the Management Statement, and the independent auditors' report are set forth on pages F-47 through F-104. (See index on page F-46).

(A)(2) FINANCIAL STATEMENT SCHEDULES

         All schedules to our Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in our Consolidated Financial Statements or accompanying notes.

(A)(3) EXHIBITS


       NO.                            DESCRIPTION
       ---  --------------------------------------------------------------------
       3.1  Restated Certificate of Incorporation of the Registrant(1)
       3.2  By-laws of the Registrant(1)
       4.1 Trust Indenture between UnionBanCal Corporation and the First National Bank of Chicago, as Trustee, dated February 19, 1999(2)
       4.2 Trust Indenture between UnionBanCal Corporation and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(3)
      10.1 UnionBanCal Corporation Management Stock Plan. (As restated effective June 1, 1997)*(4)
      10.2 Union Bank of California Deferred Compensation Plan. (January 1, 1997, Restatement, as amended November 21, 1996)*(5)
      10.3 Union Bank of California Senior Management Bonus Plan. (Effective January 1, 2000)*(6)
      10.4  Richard C. Hartnack Employment Agreement. (Effective January 1,
            1998)*(7)
      10.5  Robert M. Walker Employment Agreement. (Effective January 1, 1998)
            *(7)
      10.6 Union Bank of California, N.A. Supplemental Executive Retirement Plan. (Effective January 1, 1988) (Amended and restated as of January 1, 1997)*(4)
      10.7 Union Bank Financial Services Reimbursement Program. (Effective January 1, 1996)*(8)
      10.9  1997 UnionBanCal Corporation Performance Share Plan, as amended.
            (As amended, effective January 1, 2001)*(6)
     10.10 Service Agreement Between Union Bank of California and The Bank of Tokyo-Mitsubishi Ltd. (Effective October 1, 1997)*(4)
     10.11 Year 2000 UnionBanCal Corporation Management Stock Plan. (As restated effective January 1, 2000)*(9)
     10.12 Union Bank of California, N.A. Supplemental Retirement Plan for Policy Making Officers (Effective November 1, 1999)(10)
     10.13 Philip B. Flynn Employment Agreement (Effective September 21, 2000) *(11)
     10.14  David I. Matson Employment Agreement (Effective January 1, 1998)
            *(12)
     10.15 Form of Change-of-Control Agreement, dated as of May 1, 2003, between UnionBanCal Corporation and each of the policy-making officers of UnionBanCal Corporation(12)
      12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(13)
      21.1  Subsidiaries of the Registrant(13)
      23.1  Consent of Deloitte & Touche LLP(13)
      24.1  Power of Attorney(13)
      24.2  Resolution of Board of Directors(13)
      31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002(13)
      31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002(13)
      32.1  Certification of the Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

       NO.                            DESCRIPTION
      ----  --------------------------------------------------------------------
      32.2  Certification of the Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)
      -----------
      (1) Incorporated by reference to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

      (2) Incorporated by reference to the UnionBanCal Corporation Current Report on Form 8-K dated February 11, 2001.

      (3) Incorporated by reference to the UnionBanCal Corporation Current Report on Form 8-K dated December 8, 2003.

      (4) Incorporated by reference to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 1-15081).

      (5) Incorporated by reference to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (SEC File No. 1-15081).

      (6) Incorporated by reference to the UnionBanCal Corporation Definitive Proxy Statement on Form 14A filed on March 27, 2001.

      (7) Incorporated by reference to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (SEC File No. 1-15081).

      (8) Incorporated by reference to the UnionBanCal Corporation Current Report on Form 8-K dated April 1, 1996 (SEC File No. 1-15081).

      (9) Incorporated by reference to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

      (10) Incorporated by reference to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

      (11) Incorporated by reference to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 2001.

      (12) Incorporated by reference to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

      (13)  Provided herewith.

        *     Management contract or compensatory plan, contract or arrangement.

(B) REPORTS ON FORM 8-K

         We filed a report on Form 8-K dated October 1, 2003, reporting under
Item 5 thereof in connection with UnionBanCal's change in state of incorporation to Delaware from California.

         We furnished a report on Form 8-K dated October 15, 2003, reporting under Item 12 thereof that UnionBanCal Corporation issued a press release concerning earnings for the third quarter of 2003.

         We filed a report on Form 8-K dated December 3, 2003, reporting under
Item 5 and Item 7 thereof to provide certain exhibits in connection with UnionBanCal's Registration Statement on Form S-3 (file Nos. 333-109304 through 109304-03).

         We filed a report on Form 8-K dated December 8, 2003, reporting under
Item 5 thereof that regulatory approval was granted for Union Bank of California, N.A. to acquire Business Bank of California.

         We filed a report on Form 8-K dated December 8, 2003, reporting under
Item 5 and Item 7 thereof to provide certain exhibits, in connection with UnionBanCal's Registration Statement on Form S-3 (file Nos. 333-109304 through 109304-03), concerning agreements entered into in connection with the consummation of its previously announced underwritten public offering of $400 million aggregate principal amount of its 5.25% Subordinated Notes due 2013.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


SELECTED FINANCIAL DATA

                                                           AS OF AND FOR THE YEARS ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER        --------------------------------------------------------------------------------------
  SHARE DATA)                                  1999               2000               2001               2002               2003
 ---------------------------------      -----------        -----------        -----------        -----------        -----------
RESULTS OF OPERATIONS:
  Net interest income(1)...........     $ 1,419,019        $ 1,587,008        $ 1,526,099        $ 1,564,556        $ 1,571,619
  Provision for credit losses......          65,000            440,000            285,000            175,000             75,000
  Noninterest income...............         586,759            647,180            668,066            685,275            794,253
  Noninterest expense..............       1,281,973          1,130,185          1,191,836          1,296,965          1,408,353
                                        -----------        -----------        -----------        -----------        -----------
  Income before income taxes(1)....         658,805            664,003            717,329            777,866            882,519
  Taxable-equivalent adjustment....           3,186              2,568              2,057              2,587              2,553
  Income tax expense...............         213,888            221,535            233,844            247,376            292,827
                                        -----------        -----------        -----------        -----------        -----------
  Net income.......................     $   441,731         $  439,900         $  481,428         $  527,903         $  587,139
                                        ===========        ===========        ===========        ===========        ===========


PER COMMON SHARE:
  Net income (basic)...............     $      2.65        $      2.72        $      3.05        $      3.41        $      3.94
  Net income (diluted).............            2.64               2.72               3.04               3.38               3.90
  Dividends(2).....................            0.82               1.00               1.00               1.09               1.21
  Book value (end of period).......           18.18              20.17              22.66              24.94              25.66
  Common shares outstanding (end of
  period)..........................     164,282,622        159,234,454        156,483,511        150,702,363        145,758,156
  Weighted average common shares
  outstanding (basic)..............     166,382,074        161,604,648        157,844,745        154,757,817        148,917,249
  Weighted average common shares
  outstanding (diluted)............     167,149,207        161,989,388        158,623,454        156,414,940        150,645,193
BALANCE SHEET (END OF PERIOD):
  Total assets.....................     $33,684,776        $35,162,475        $36,038,746        $40,169,773        $42,498,467
  Total loans......................      25,912,958         26,010,398         24,994,030         26,728,083         25,934,753
  Nonperforming assets.............         169,780            408,304            492,482            337,404            286,890
  Total deposits...................      26,256,607         27,283,183         28,556,199         32,840,815         35,532,283
  Medium and long-term debt........         298,000            200,000            399,657            418,360            820,488
  Junior subordinated debt.........              --                 --                 --                 --            363,940
  Trust preferred securities.......         350,000            350,000            363,928            365,696                 --
  Stockholders' equity.............       2,987,468          3,211,565          3,546,242          3,758,189          3,740,436
BALANCE SHEET (PERIOD AVERAGE):
  Total assets.....................     $32,141,497        $33,672,058        $34,619,222        $36,108,496        $40,470,483
  Total loans......................      25,024,777         26,310,420         25,951,021         25,835,075         26,425,096
  Earning assets...................      29,017,122         30,379,730         31,291,782         32,983,371         36,622,680
  Total deposits...................      23,893,045         25,527,547         26,542,312         28,753,185         33,446,436
  Stockholders' equity.............       2,939,591          3,139,844          3,467,719          3,739,530          3,831,032
FINANCIAL RATIOS:
  Return on average assets.........           1.37%              1.31%              1.39%              1.46%              1.45%
  Return on average stockholders'
  equity...........................           15.03              14.01              13.88              14.12              15.33
  Efficiency ratio(3)..............           63.98              50.59              54.32              57.64              59.53
  Net interest margin(1)...........            4.89               5.22               4.87               4.74               4.29
  Dividend payout ratio............           30.94              36.76              32.79              31.96              30.71
  Tangible equity ratio............            8.70               9.01               9.62               8.93               8.20
  Tier 1 risk-based capital ratio..            9.94              10.24              11.47              11.18              11.31
  Total risk-based capital ratio...           11.79              12.07              13.35              12.93              14.14
  Leverage ratio...................           10.10              10.19              10.53               9.75               9.03
  Allowance for credit losses to
  total loans......................            1.82               2.36               2.54               2.28               2.06
  Allowance for credit losses to
  nonaccrual loans.................          281.00             153.48             129.00             180.94             189.53
  Net loans charged off to average
  total loans......................            0.22               1.13               1.02               0.80               0.61
  Nonperforming assets to total
  loans, distressed loans held for
  sale, and foreclosed assets......            0.66               1.57               1.97               1.26               1.11
  Nonperforming assets to total
  assets...........................            0.50               1.16               1.37               0.84               0.68

-----------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(1.3) million, $(0.1) million, $(0.0) million, $0.1 million, and $(0.1) million for 1999 through 2003, respectively.

         THIS DOCUMENT INCLUDES FORWARD-LOOKING INFORMATION, WHICH IS SUBJECT TO THE "SAFE HARBOR" CREATED BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WE MAY MAKE FORWARD-LOOKING STATEMENTS IN OTHER UNITED STATES SECURITIES AND EXCHANGE COMMISSION (SEC) FILINGS, PRESS RELEASES, NEWS ARTICLES, CONFERENCE CALLS WITH WALL STREET ANALYSTS AND STOCKHOLDERS AND WHEN WE ARE SPEAKING ON BEHALF OF UNIONBANCAL CORPORATION. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. OFTEN, THEY INCLUDE THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "ESTIMATE," "PROJECT," OR WORDS OF SIMILAR MEANING, OR FUTURE OR CONDITIONAL VERBS SUCH AS "WILL," "WOULD," "SHOULD," "COULD," OR "MAY." THESE FORWARD-LOOKING STATEMENTS ARE INTENDED TO PROVIDE INVESTORS WITH ADDITIONAL INFORMATION WITH WHICH THEY MAY ASSESS OUR FUTURE POTENTIAL. ALL OF THESE FORWARD-LOOKING STATEMENTS ARE BASED ON ASSUMPTIONS ABOUT AN UNCERTAIN FUTURE AND ARE BASED ON INFORMATION AVAILABLE AT THE DATE SUCH STATEMENTS ARE ISSUED. WE DO NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT FACTS, CIRCUMSTANCES, ASSUMPTIONS OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

         THERE ARE NUMEROUS RISKS AND UNCERTAINTIES THAT COULD AND WILL CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN OUR FORWARD-LOOKING STATEMENTS. MANY OF THESE FACTORS ARE BEYOND OUR ABILITY TO CONTROL OR PREDICT AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS OR PROSPECTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: ADVERSE ECONOMIC AND FISCAL CONDITIONS IN CALIFORNIA, GLOBAL POLITICAL AND GENERAL ECONOMIC CONDITIONS RELATED TO THE WAR ON TERRORISM, ADVERSE ECONOMIC CONDITIONS AFFECTING CERTAIN INDUSTRIES, FLUCTUATIONS IN INTEREST RATES, THE CONTROLLING INTEREST IN US OF THE BANK OF TOKYO-MITSUBISHI, LTD. (BTM), WHICH IS A WHOLLY-OWNED SUBSIDIARY OF MITSUBISHI TOKYO FINANCIAL GROUP, INC. (MTFG), COMPETITION IN THE BANKING INDUSTRY, STATUTORY RESTRICTIONS ON DIVIDENDS, ADVERSE EFFECTS OF CURRENT AND FUTURE BANKING RULES, REGULATIONS AND LEGISLATION, AND RISKS ASSOCIATED WITH VARIOUS STRATEGIES WE MAY PURSUE, INCLUDING POTENTIAL ACQUISITIONS, DIVESTITURES AND RESTRUCTURINGS. SEE ALSO THE SECTION ENTITLED "CERTAIN BUSINESS RISK FACTORS" LOCATED NEAR THE END OF "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION."

         ALL REPORTS THAT WE FILE ELECTRONICALLY WITH THE SEC, INCLUDING ANNUAL REPORTS ON FORM 10-K, QUARTERLY REPORTS ON FORM 10-Q, AND CURRENT REPORTS ON FORM 8-K, AS WELL AS ANY AMENDMENTS TO THOSE REPORTS, ARE ACCESSIBLE AT NO COST ON OUR INTERNET WEBSITE AT WWW.UBOC.COM AS SOON AS REASONABLY PRACTICABLE AFTER WE ELECTRONICALLY FILE SUCH REPORTS WITH, OR FURNISH THEM TO THE SEC. THESE FILINGS ARE ALSO ACCESSIBLE ON THE SEC'S WEBSITE AT WWW.SEC.GOV.

         You should read the following discussion and analysis of our consolidated financial position and results of our operations for the years ended December 31, 2001, 2002 and 2003 together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Annual Report. Averages, as presented in the following tables, are substantially all based upon daily average balances.

INTRODUCTION

         We are a California-based, commercial bank holding company with consolidated assets of $42.5 billion at December 31, 2003. During 2003, UnionBanCal Corporation changed its state of incorporation from California to Delaware.

         UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A. (the Bank), were created on April 1, 1996, by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control, similar to a pooling of interests. At December 31, 2003, BTM, our majority owner, owned approximately 63 percent of our outstanding common stock.

EXECUTIVE OVERVIEW

         We are providing you with an overview of what we believe are the most significant events that impacted our results for 2003. You should carefully read the rest of this document for more detailed information that will complete your understanding of trends, events and uncertainties that impact us.

         Our largest subsidiary is Union Bank of California, N.A., a commercial bank that derives most of its revenues from lending, deposit taking and trust services to customers primarily in California. We also service customers in the western United States, nationally and internationally. Interest rates, business conditions and customer confidence all affect our ability to generate revenues. In addition, the regulatory environment and competition can challenge our ability to generate those revenues.

         Credit quality in the commercial lending area improved significantly in 2003. The improvements came from a restructuring of our loan portfolio, designed to reduce risk inherent in the portfolio and increase granularity. During the last few years, we have exited or sharply reduced our exposure in several businesses, such as non-core syndicated loans, auto leases and indirect auto lending. As a result, we lowered our provision for credit losses over 2003, reduced our allowance for credit losses and our nonaccrual loans. We expect to see continued improvements in our credit quality in 2004, assuming that the economy's positive momentum continues.

         The uncertainties of an economic turnaround continued well into 2003, causing our commercial lending activities to be sluggish with commercial loan balances declining below the previous year's level. In the fourth quarter of 2003, we saw some improvement in the economic outlook and we anticipate that as the economy improves, commercial lending will increase during 2004.

         Record low levels of interest rates reduced our net interest income, as our variable rate loans repriced more quickly than our interest bearing deposits. A significant contributor to the reduced asset yields were mortgage refinances that further reduced our net interest income on our residential mortgage loans and our mortgage-backed securities portfolio. Derivative contracts, used to hedge the impact of falling interest rates on our lending activities, began to expire in late 2003, further compressing our net interest margin. A discussion of the impact of our hedges is included in our detailed analysis of net interest income. We expect that as business activity picks up and interest rates rise our interest income will rise as well.

         Growth in core deposits was particularly strong in 2003 providing us with a low cost of funding, which is a competitive advantage. Average demand deposits for 2003 were 46 percent of average total deposits, contributing to an average all-in cost of funds (interest expense divided by total interest bearing liabilities and noninterest bearing deposits) of 0.56 percent for the year. We attract deposits by offering a variety of cash management products aimed at business clients, including web cash management, check imaging, remittance and depository services and disbursements. In addition we made several bank acquisitions and opened a number of de novo branches in 2002 and 2003, which further expanded our business locations in California.

         Noninterest income rose 16 percent in 2003 from increases in service charges, insurance agency commissions and international commissions and fees. As part of our strategic initiatives, we are focused on identifying opportunities for growing noninterest income.

         Although noninterest expense rose 9 percent in 2003, much of that increase related to investments that we made in bank and insurance agency acquisitions and technology. We believe that these investments will bring opportunities for growth in our business by increasing our customer base and expanding the services we can provide.

CRITICAL ACCOUNTING POLICIES

GENERAL

         UnionBanCal Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In many instances, we use a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities and such a change would result in either a beneficial or adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to determine the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the loss factors that we use. Other estimates that we use are employee turnover factors for pension purposes, residual values in our leasing portfolio, fair value of our derivatives and securities, expected useful lives of our depreciable assets and assumptions regarding our effective income tax rates. We enter into derivative contracts to accommodate our customers and for our own risk management purposes. The derivative contracts are generally foreign exchange, interest rate swap and interest rate option contracts, although we could enter into other types of derivative contracts. We value these contracts at fair value, using either readily available, market quoted prices or from information that can be extrapolated to approximate a market price. We have not historically entered into derivative contracts for our customers or for ourselves, which relate to credit, commodity, energy, or weather-related indices. We are subject to US GAAP that may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

         Our most significant estimates are approved by our Chief Executive Officer (CEO) Forum, which is comprised of our most senior officers. At each financial reporting period, a review of these estimates is then presented to the Audit Committee of our Board of Directors.

         All of our significant accounting policies are identified in Note 1 to our Consolidated Financial Statements included in this Annual Report. The following describes our most critical accounting policies and our basis for estimating the allowance for credit losses, pension obligations and asset impairment.

ALLOWANCE FOR CREDIT LOSSES

         The allowance for credit losses is an estimate of the losses that may be sustained in our loan and lease portfolio. The allowance is based on two principles of accounting: (1) Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable; and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Our allowance for credit losses has three components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a model based, in part, on historical losses as an indicator of future losses and, as a result, could differ from the losses incurred in the future. However, this history is updated quarterly to include any data that makes the historical data more relevant. Moreover, management adjusts the historical loss estimates for conditions that more accurately capture probable losses inherent in the portfolio. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, as well as to industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. We have recorded an allowance for credit losses of $533 million as of December 31, 2003, based upon our assessment of the probability of loss. We estimate, based on our review of our portfolio, that the range of loss for our allowance for credit losses at December 31, 2003, could be $446 million to $540 million. For further information regarding our allowance for credit losses, see "Allowance for Credit Losses" beginning on page F-17.

PENSION OBLIGATIONS

         Our pension obligations and related assets of our retirement benefit plan are presented in Note 7 to our Consolidated Financial Statements included in this Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual benefit expense are determined by independent actuaries and through key assumptions. Key assumptions in measuring the plan obligations are the discount rate, the rate of compensation increases, and the estimated future return on plan assets. In determining the discount rate, we use the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the future benefit payments. Compensation increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan. We estimate the 2004 net periodic pension cost will be approximately $22.9 million, assuming a 2004 contribution of $80 million. The primary reason for the increase from 2003 net periodic pension cost is the decrease in the assumed discount rate from 6.75 percent to 6.25 percent. The 2004 estimate for net periodic pension cost was actuarially determined using a discount rate of 6.25 percent and an expected return of 8.25 percent and an expected compensation increase assumption of 4.5 percent. A 50 basis point increase in either the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would decrease (increase) 2004 periodic pension cost by $9.7 million, $4.9 million, and ($3.5) million, respectively. A 50 basis point decrease in either the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would increase (decrease) 2004 periodic benefit cost by $10.1 million, $4.9 million, and $(3.4) million, respectively.

ASSET IMPAIRMENT

         We make estimates and assumptions when preparing our consolidated financial statements for which actual results will not be known for some time. This includes the recoverability of long-lived assets employed in our business, including those of acquired businesses and other-than-temporary impairment in our securities portfolio. We test annually goodwill from our acquisitions and we determined that no impairment existed. We test our private capital investments for impairment quarterly by reviewing a company's business model, current and projected financial performance, liquidity and overall economic and market conditions and during 2003 we had $7 million of impairment. We test our non-investment grade debt securities for impairment quarterly and during 2003 we had less than $1 million of other-than-temporary impairment in the collateralized loan obligation (CLO) portfolio. The entire CLO portfolio had a total market value of $293 million at December 31, 2003. Impairment testing of these securities requires the use of a number of assumptions related to cash flows, recovery rates, default rates, market valuations and reinvestment of cash flows during the reinvestment period. This portfolio of securities is highly diversified, which will mitigate the risk that downturns in any one industry segment will significantly impair the portfolio. At December 31, 2003, the portfolio was comprised of 61 securities with an average investment market value of $4.8 million.


FINANCIAL PERFORMANCE

SUMMARY OF FINANCIAL PERFORMANCE

                                                                                                INCREASE (DECREASE)
                                                                                -------------------------------------------------
                                                                                   2002 VERSUS 2001            2003 VERSUS 2002
                                                                                ---------------------        --------------------
(DOLLARS IN THOUSANDS)                2001             2002            2003       AMOUNT      PERCENT          AMOUNT     PERCENT
--------------------------      ----------       ----------      ----------     --------      -------        --------     -------
RESULTS OF OPERATIONS
Net interest income(1)..        $1,524,042       $1,561,969      $1,569,066      $37,927          2.5%         $7,097         0.5%
Noninterest income
  Service charges on
  deposit accounts......           245,116          275,820         311,417       30,704         12.5          35,597        12.9
  Trust and investment
  management fees.......           154,092          143,953         136,347      (10,139)        (6.6)         (7,606)       (5.3)
  International
  commissions and fees..            71,337           76,956          86,505        5,619          7.9           9,549        12.4
  Insurance commissions.             1,445           27,847          62,652       26,402           nm          34,805       125.0
  Other noninterest income         196,076          160,699         197,332      (35,377)       (18.0)         36,633        22.8
                                ----------       ----------      ----------     --------                     --------     -------
Total noninterest income           668,066          685,275         794,253       17,209          2.6         108,978        15.9
Total revenue...........         2,192,108        2,247,244       2,363,319       55,136          2.5         116,075         5.2
Provision for credit
  losses................           285,000          175,000          75,000     (110,000)       (38.6)       (100,000)      (57.1)
Noninterest expense
  Salaries and employee
  benefits..............           659,840          731,166         808,804       71,326         10.8          77,638        10.6
  Net occupancy.........            95,152          106,592         124,274       11,440         12.0          17,682        16.6
  Intangible asset
  amortization..........            16,012            5,485          11,366      (10,527)       (65.7)          5,881       107.2
  Other noninterest
  expense...............           420,832          453,722         463,909       32,890          7.8          10,187         2.2
                                ----------       ----------      ----------     --------                     --------     -------
Total noninterest expense        1,191,836        1,296,965       1,408,353      105,129          8.8         111,388         8.6
Income before income tax           715,272          775,279         879,966       60,007          8.4         104,687        13.5
Income tax..............           233,844          247,376         292,827       13,532          5.8          45,451        18.4
                                ----------       ----------      ----------     --------                     --------     -------
Net income..............          $481,428         $527,903        $587,139      $46,475          9.7%        $59,236        11.2%
                                ==========       ==========      ==========     ========                     ========     =======

-----------
(1) Net interest income does not include any adjustments for fully tax equivalence. nm = not meaningful

         THE PRIMARY CONTRIBUTORS TO OUR FINANCIAL PERFORMANCE FOR 2003 COMPARED TO 2002 ARE PRESENTED BELOW.

         o The significant decline in our provision for credit losses in 2003 reflects the improvement in credit quality in our commercial loan portfolio. Reductions in criticized and classified credits resulted from pay-offs, loan grade improvements, and loan sales, which reduced our reserve for credit losses. (See our discussion under "Allowance for Credit Losses.")

         o Our net interest income was negatively impacted by the lower interest rate environment and a decline in the average balances of our commercial loan portfolio. Net interest income was favorably influenced, however, by higher other earning asset volumes, including a higher mix of residential mortgages and securities. Strong deposit growth, including an attractive mix of average noninterest bearing deposits to total deposits, also contributed favorably to our net interest income. (See our discussion under "Net Interest Income.")

         o        Our noninterest income was impacted by several factors:

                  -- Service charges on deposit accounts rose primarily from a 22 percent increase in average demand deposits (excluding title and escrow deposits) over 2002 and higher overdraft fees of $10.7 million associated with a new overdraft program introduced in April 2003;

                  -- Insurance commissions increased mostly from our recent insurance agency acquisitions;

                  -- Private capital investments had net gains of $1.3 million in 2003 compared to net losses of $16.5 million in 2002 as market valuations stabilized; and

                  -- International commissions and fees grew, reflecting strong growth in the foreign remittances product in almost all of our markets, from a combination of increased pricing, product enhancement and higher market penetration, and higher standby letters of credit fees;

                  -- Residual value writedowns on auto leases were $8.7 million lower in 2003 reflecting a stabilization of automobile residual values and the declining auto lease portfolio;

                  -- The early call of a Mexican Brady Bond produced a $9.0 million gain in 2003; and;

                  -- Trust and investment management fees decreased from 2002 due to the impact of low interest rates on money market funds and corporate sweep balances. Trust administration fees began growing in the second half of 2003 as trust assets started to recover with the strengthening of the equity markets. Managed assets increased by 3 percent and non-managed assets increased by 17 percent year-over-year. Total assets under administration increased by 15 percent, to $154 billion, by the end of the year.

         o Contributing to our higher noninterest expense were several factors:

                  --       Salaries and employee benefits increased mostly from:

                           o Acquisitions and new branch openings, which accounted for 48 percent of the increase in our salaries and other compensation,

                           o higher performance-related incentive expense as a result of goal achievement;

                           o  annual merit increases; and

                           o increased employee benefits expense due to acquisitions and new branch openings, which accounted for 32 percent of our employee benefits increase, and increasing healthcare costs for current employees and retirees;

                  -- Net occupancy costs increased mostly from our acquisitions and new branch openings and a $5.5 million write-off of certain leasehold improvements;

                  -- Intangible asset amortization increased mainly due to our recent acquisitions; and

                  -- Other noninterest expense rose in 2003 as a result of numerous initiatives such as expanding our small business franchise, improving our sales force, increasing marketing activities and purchasing software, in part, for developing online capabilities to complement physical distribution. In addition, we accrued $7.8 million for a pre-litigation claim, which was offset by the decrease of $15.3 million for the 2002 correction of an accounting error related to amortization expense for low income housing tax credit (LIHC) investments.

         THE PRIMARY CONTRIBUTORS TO OUR FINANCIAL PERFORMANCE FOR 2002 COMPARED TO 2001 ARE PRESENTED BELOW.

         o The significant decline in our provision for credit losses in 2002 reflected the improving credit quality of our commercial loan portfolio.

         o Although our net interest income continued to be negatively impacted by the lower interest rate environment and a decline in the balance of our commercial loan portfolio, it continued to be favorably influenced by higher other earning asset volumes and strong deposit gathering results.

         o        Our noninterest income was impacted by several factors:

                  -- Service charges on deposit accounts rose primarily from a 13 percent increase in average demand deposits (excluding title and escrow deposits) over 2001 and reductions in the earnings credit rates, caused by the lower interest rate environment on analyzed deposits, which resulted in customers paying fees for services rather than increasing required deposit balances;

                  -- Insurance commissions increased mainly due to the full year results of our insurance agency acquisition of Armstrong/Robitaille, Inc.;

                  -- Residual value writedowns on auto leases were $19.3 million lower in 2002 reflecting a stabilization of automobile residual values and the declining auto lease portfolio balance;

                  -- International commissions and fees grew reflecting higher foreign remittances and collection commissions reflecting a strategic shift toward collection fees;

                  -- Trust and investment management fees decreased mainly due to a decline in equity market values and lower revenues as our clients shifted toward fixed income securities. Total assets under administration declined to $133 billion, or 5 percent, from 2001;

                  -- Securities gains, net, decreased $21.4 million primarily due to higher permanent writedowns on private capital securities in 2002 and a $9.5 million gain on the sale of our Concord EFS stock, which occurred in 2001; and

                  -- Prior year gains on the sale of assets included a $20.7 million gain recognized on the sale of our STAR System stock and a $10.9 million gain on the sale of our Guam and Saipan branches.

         o Contributing to our higher noninterest expense were the following factors:

                  -- Salaries and employee benefits increased mostly due to higher employee count associated with our acquisitions, higher performance-related incentive expense, merit increases, and higher healthcare costs;

                  -- Net occupancy increased primarily due to higher expenses associated with the opening of new branches and our bank and insurance acquisitions in 2002 and a $2.7 million charge related to an initiative to tighten our business focus in Oregon and Washington;

                  -- Intangible asset amortization decreased as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinued the amortization of goodwill. See Note 4 to our Consolidated Financial Statements included in this Annual Report; and

                  -- Other expense of $15.3 million related to the correction of an error in our accounting for LIHC investments.

NET INTEREST INCOME

         The table below shows the major components of net interest income and net interest margin for the periods presented.


                                                                  YEARS ENDED DECEMBER 31,
                             ------------------------------------------------------------------------------------------------------
                                         2001                               2002                              2003
                             ---------------------------------  --------------------------------  ---------------------------------
                                            INTEREST   AVERAGE                 INTEREST  AVERAGE                  INTEREST  AVERAGE
                                AVERAGE      INCOME/    YIELD/      AVERAGE     INCOME/   YIELD/      AVERAGE      INCOME/   YIELD/
(DOLLARS IN THOUSANDS)          BALANCE    EXPENSE(1)  RATE(1)      BALANCE  EXPENSE(1)  RATE(1)      BALANCE   EXPENSE(1)  RATE(1)
----------------------       -----------   ----------  -------  -----------  ----------  -------  -----------   ----------  -------

ASSETS
Loans:(2)
  Domestic.................  $24,898,011   $1,828,004    7.34%  $24,662,415  $1,488,184    6.03%  $24,875,305   $1,371,717    5.51%
  Foreign(3)...............    1,053,010       56,030     5.32    1,172,660      32,285     2.75    1,549,791       32,708     2.11
Securities--taxable.........   4,669,695      290,019     6.21    5,858,193     313,232     5.35    8,716,051      345,996     3.97
Securities--tax-exempt......      53,334        5,768    10.81       37,835       3,968    10.49       40,962        4,003     9.77
Interest bearing deposits
  in banks.................       70,510        2,850     4.04      124,023       2,806     2.26      229,547        3,990     1.74
Federal funds sold and
  securities purchased
  under resale agreements..      217,369        6,844     3.15      812,435      13,478     1.66      893,369       10,203     1.14
Trading account assets.....      329,853        7,853     2.38      315,810       4,606     1.46      317,655        3,599     1.13
                             -----------   ----------           -----------  ----------           -----------   ----------
  Total earning assets....   31,291,782    2,197,368     7.02   32,983,371   1,858,559     5.63   36,622,680    1,772,216     4.84
                                           ==========                        ==========                         ==========
Allowance for credit losses     (635,063)                          (635,057)                         (576,871)
Cash and due from banks....    2,203,075                          1,928,821                         2,213,273
Premises and equipment, net      487,842                            498,454                           508,973
Other assets...............    1,271,586                          1,332,907                         1,702,428
                             -----------                        -----------                       -----------
    Total assets...........  $34,619,222                        $36,108,496                       $40,470,483
                             ===========                        ===========                       ===========


LIABILITIES
Domestic deposits:
  Interest bearing.........  $ 6,211,821      138,457     2.23   $8,159,892      89,952     1.10  $10,390,459       71,208     0.69
  Savings and consumer time    3,421,933      106,177     3.10    3,632,748      60,758     1.67    3,977,902       42,734     1.07
  Large time...............    4,432,365      200,852     4.53    2,958,162      64,428     2.18    2,364,156       37,062     1.57
Foreign deposits(3)........    1,931,190       69,830     3.62    1,535,837      21,110     1.37    1,280,804       10,232     0.80
                             -----------   ----------           -----------  ----------           -----------   ----------
    Total interest bearing
    deposits...............   15,997,309      515,316     3.22   16,286,639     236,248     1.45   18,013,321      161,236     0.90
                             -----------   ----------           -----------  ----------           -----------   ----------
Federal funds purchased
  and securities sold
  under repurchase
  agreements...............    1,243,933       52,153     4.19      427,610       6,030     1.41      405,982        3,401     0.84
Commercial paper...........    1,287,603       52,439     4.07      997,543      16,645     1.67      809,930        8,508     1.05
Other borrowed funds.......      464,033       20,180     4.35      469,877      10,111     2.15      192,248        5,097     2.65
Medium and long-term debt..      217,534       10,445     4.80      399,769       9,344     2.34      425,960        7,845     1.84
Preferred securities and
  trust notes(4)...........      352,345       20,736     5.88      352,106      15,625     4.44      351,575       14,510     4.13
                             -----------   ----------           -----------  ----------           -----------   ----------
  Total borrowed funds.....    3,565,448      155,953     4.37    2,646,905      57,755     2.18    2,185,695       39,361     1.80
                             -----------   ----------           -----------  ----------           -----------   ----------
  Total interest bearing
  liabilities..............   19,562,757      671,269     3.43   18,933,544     294,003     1.55   20,199,016      200,597     0.99
                                           ----------                        ----------                         ----------
Noninterest bearing
  deposits.................   10,545,003                         12,466,546                        15,433,115
Other liabilities..........    1,043,743                            968,876                         1,007,320
                             -----------                        -----------                       -----------
    Total liabilities......   31,151,503                         32,368,966                        36,639,451
STOCKHOLDERS' EQUITY
Common equity..............    3,467,719                          3,739,530                         3,831,032
                             -----------                        -----------                       -----------
    Total stockholders'
    equity.................    3,467,719                          3,739,530                         3,831,032
                             -----------                        -----------                       -----------
    Total liabilities and
    stockholders' equity...  $34,619,222                        $36,108,496                       $40,470,483
                             ===========                        ===========                       ===========


Net interest income/margin
  (taxable-equivalent
  basis)...................                 1,526,099    4.87%                1,564,556    4.74%                 1,571,619    4.29%
Less: taxable-equivalent
  adjustment...............                     2,057                             2,587                              2,553
                                           ----------                        ----------                         ----------
Net interest income........                $1,524,042                        $1,561,969                         $1,569,066
                                           ==========                        ==========                         ==========

-----------
(1) Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Average balances on loans outstanding include all nonperforming loans and loans held for sale. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(3) Foreign loans and deposits are those loans and deposits originated in foreign branches.

(4) Includes interest expense for both trust preferred securities and trust notes.


         Net interest income in 2003, on a taxable-equivalent basis, increased less than 1 percent, from the prior year. Our results were attributable to the following factors:

         o Average earning assets grew 11 percent over the prior year to $36.6 billion in 2003. This growth was attributable to a $2.9 billion, or 49 percent, increase in average securities and a $590.0 million, or 2 percent, increase in average loans. The increase in average securities, which were comprised primarily of fixed rate securities, reflected liquidity and interest rate risk management actions. The increase in average loans was mostly due to a $1.3 billion increase in average residential mortgages, which was a result of a strategic portfolio shift from more volatile commercial loans and a $400.5 million increase in average commercial mortgages, partially offset by a $982.1 million decrease in average commercial, financial, and industrial loans;

         o Deposit growth has contributed significantly to our lower cost of funds year-over-year. Average noninterest bearing deposits were $3.0 billion or 24 percent higher in 2003 over 2002. Average business demand deposits, including demand deposits from our title and escrow clients, increased by $2.6 billion with the balance of the increase coming from consumer demand deposit growth. We anticipate that the growth rates in average noninterest bearing deposits will decline in 2004 as rising interest rates will cause our customers to divert those deposits to more attractive interest bearing investments and will slow the activity in mortgage loan refinancings, which will impact our title and escrow deposits;

         o Yields on our earning assets were negatively impacted by the decreasing interest rate environment beginning in 2002 and continuing throughout 2003 resulting in a lower average yield of 79 basis points on average earning assets, which was favorably impacted by higher interest rate hedge income of $22.0 million;

         o Market rates on our interest bearing liabilities were favorably impacted by the decreasing interest rate environment beginning in 2002 and continuing throughout 2003 resulting in a lower cost of funds on interest bearing liabilities of 56 basis points, which was favorably benefited by higher interest rate hedge income of $2.2 million; and

         o During 2003, our strategy was to take advantage of our higher noninterest bearing deposit balances by reducing our balances in higher interest rate liabilities such as large certificate of deposits, foreign deposits, and other borrowed funds.

         As a result of these changes and a flattening yield curve environment, as long-term interest rates declined, our net interest margin decreased by 45 basis points.

         In addition, we use derivatives to hedge expected changes in the yields on our variable rate loans, term certificates of deposit (CDs), and long-term borrowings. During 2003, the positions provided more income than in 2002, as rates persisted lower and longer than had been anticipated. During 2004, these positions will provide less in net interest income as the positions mature and, to a lesser extent, as interest rates rise. However, we expect the declines in hedge income to be partially offset by either increased yields on the underlying variable rate loans or continued lower than expected funding costs on our term CDs and long term borrowings. For the years ended December 31, 2002 and 2003, we had gross hedge income of $135.8 and $160.0 million, respectively. Based on a flat rate scenario, and considering hedge entered into after December 31, 2003 we currently expect 2004 derivative hedge income, without consideration of any offsets in the underlying assets or liabilities, to decline by approximately $50 million.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

         The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2001, 2002, and 2003. The changes in net interest income between periods have been reflected as attributable either to volume or to rate changes. For purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate.


                                                                       YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------------------------
                                                    2002 VERSUS 2001                              2003 VERSUS 2002
                                         -----------------------------------------        --------------------------------------
                                               INCREASE (DECREASE) DUE TO                    INCREASE (DECREASE) DUE TO
                                                        CHANGE IN                                     CHANGE IN
                                         -----------------------------------------        --------------------------------------
                                           AVERAGE         AVERAGE             NET        AVERAGE        AVERAGE             NET
(DOLLARS IN THOUSANDS)                      VOLUME            RATE          CHANGE         VOLUME           RATE          CHANGE
--------------------------------------   ---------       ---------       ---------        -------      ---------       ---------
CHANGES IN INTEREST INCOME
Loans:
  Domestic............................   $ (17,293)      $(322,527)      $(339,820)      $ 12,837      $(129,304)      $(116,467)
  Foreign(1)..........................       6,365         (30,110)        (23,745)        10,371         (9,948)            423
Securities--taxable...................      73,806         (50,593)         23,213        152,895       (120,131)         32,764
Securities--tax-exempt................     (1,675)            (125)         (1,800)           328           (293)             35
Interest bearing deposits in banks....       2,162          (2,206)            (44)         2,385         (1,201)          1,184
Federal funds sold and securities
  purchased under resale agreements...      18,745         (12,111)          6,634          1,344         (4,619)         (3,275)
Trading account assets................       (334)          (2,913)         (3,247)            27         (1,034)         (1,007)
                                         ---------       ---------       ---------       --------      ---------       ---------
  Total earning assets................      81,776        (420,585)       (338,809)       180,187       (266,530)        (86,343)
                                         ---------       ---------       ---------       --------      ---------       ---------
CHANGES IN INTEREST EXPENSE
Domestic deposits:
  Interest bearing....................      43,442         (91,947)        (48,505)        24,536        (43,280)        (18,744)
  Savings and consumer time...........       6,535         (51,954)        (45,419)         5,764        (23,788)        (18,024)
  Large time..........................     (66,781)        (69,643)       (136,424)       (12,949)       (14,417)        (27,366)
Foreign deposits(1)...................     (14,312)        (34,408)        (48,720)        (3,494)        (7,384)        (10,878)
                                         ---------       ---------       ---------       --------      ---------       ---------
  Total interest bearing deposits.....     (31,116)       (247,952)       (279,068)        13,857        (88,869)        (75,012)
                                         ---------       ---------       ---------       --------      ---------       ---------
Federal funds purchased and securities
  sold under repurchase agreements....     (34,204)        (11,919)        (46,123)          (305)        (2,324)         (2,629)
Commercial paper......................     (11,805)        (23,989)        (35,794)        (3,133)        (5,004)         (8,137)
Other borrowed funds..................         254         (10,323)        (10,069)        (5,969)           955         (5,014)
Medium and long-term debt.............       8,747          (9,848)         (1,101)           613         (2,112)         (1,499)
Preferred securities and trust notes(2)       (14)          (5,097)         (5,111)           (24)        (1,091)         (1,115)
                                         ---------       ---------       ---------       --------      ---------       ---------
  Total borrowed funds................     (37,022)        (61,176)        (98,198)        (8,818)        (9,576)        (18,394)
                                         ---------       ---------       ---------       --------      ---------       ---------
  Total interest bearing liabilities..     (68,138)       (309,128)       (377,266)         5,039        (98,445)        (93,406)
                                         ---------       ---------       ---------       --------      ---------       ---------
  Changes in net interest income......   $ 149,914       $(111,457)      $  38,457       $175,148      $(168,085)      $   7,063
                                         =========       =========       =========       ========      =========       =========

-----------
(1) Foreign loans and deposits are those loans and deposits originated in foreign branches.

(2) Includes interest expense for both trust preferred securities and trust notes.


NONINTEREST INCOME

                                                                                                INCREASE (DECREASE)
                                                                                  ----------------------------------------------
                                                                                              YEARS ENDED DECEMBER 31,
                                                                                  ----------------------------------------------
                                                YEARS ENDED DECEMBER 31,            2002 VERSUS 2001         2003 VERSUS 2002
                                           -----------------------------------    --------------------      --------------------
(DOLLARS IN THOUSANDS)                         2001         2002          2003      AMOUNT     PERCENT        AMOUNT     PERCENT
---------------------------------------    --------     --------      --------    --------     -------      --------     -------
Service charges on deposit accounts....    $245,116     $275,820      $311,417     $30,704         13%       $35,597         13%
Trust and investment management fees...     154,092      143,953       136,347     (10,139)         (7)       (7,606)         (5)
International commissions and fees.....      71,337       76,956        86,505       5,619           8         9,549          12
Insurance commissions..................       1,445       27,847        62,652      26,402          nm        34,805         125
Card processing fees, net..............      30,638       35,318        37,520       4,680          15         2,202           6
Brokerage commissions and fees.........      35,835       35,625        31,755       (210)          (1)       (3,870)        (11)
Merchant banking fees..................      33,532       32,314        30,990      (1,218)         (4)       (1,324)         (4)
Foreign exchange gains, net............      26,565       28,548        30,000       1,983           7         1,452           5
Gain on exchange of STAR System stock..      20,700           --            --     (20,700)         nm            --          --
Securities gains, net..................      23,896        2,502         9,309     (21,394)        (90)        6,807         272
Other..................................      24,910       26,392        57,758       1,482           6        31,366         119
                                           --------     --------      --------    --------                  --------
  Total noninterest income.............    $668,066     $685,275      $794,253     $17,209          3%      $108,978         16%
                                           ========     ========      ========    ========                  ========

-----------
nm = not meaningful

NONINTEREST EXPENSE

                                                                                                INCREASE (DECREASE)
                                                                                  ----------------------------------------------
                                                                                              YEARS ENDED DECEMBER 31,
                                                                                  ----------------------------------------------
                                                YEARS ENDED DECEMBER 31,            2002 VERSUS 2001         2003 VERSUS 2002
                                           -----------------------------------    --------------------      --------------------
(DOLLARS IN THOUSANDS)                         2001         2002          2003      AMOUNT     PERCENT        AMOUNT     PERCENT
---------------------------------------    --------     --------      --------    --------     -------      --------     -------
Salaries and other compensation            $547,549     $599,617      $659,589     $52,068          10%      $59,972          10%
Employee benefits.............              112,291      131,549       149,215      19,258          17        17,666          13
                                         ----------   ----------    ----------    --------                  --------
  Salaries and employee
  benefits....................              659,840      731,166       808,804      71,326          11        77,638          11
Net occupancy.................               95,152      106,592       124,274      11,440          12        17,682          17
Equipment.....................               64,357       66,160        65,394       1,803           3          (766)         (1)
Communications................               50,439       53,382        52,087       2,943           6        (1,295)         (2)
Professional services.........               38,480       44,851        48,558       6,371          17         3,707           8
Software......................               31,766       42,850        47,569      11,084          35         4,719          11
Advertising and public
  relations...................               37,710       37,510        39,455        (200)         (1)        1,945           5
Data processing...............               35,732       32,589        31,574      (3,143)         (9)       (1,015)         (3)
Intangible asset amortization.               16,012        5,485        11,366     (10,527)        (66)        5,881         107
Foreclosed asset expense
  (income)....................                  (13)         146           (84)        159          nm          (230)         nm
Other.........................              162,361      176,234       179,356      13,873           9         3,122           2
                                         ----------   ----------    ----------    --------                  --------
  Total noninterest expense...           $1,191,836   $1,296,965    $1,408,353    $105,129           9%     $111,388           9%
                                         ==========   ==========    ==========    ========                  ========

-----------
nm = not meaningful


INCOME TAX EXPENSE

                                                YEARS ENDED DECEMBER 31,
                                            ------------------------------------
(DOLLARS IN THOUSANDS)                         2001          2002         2003
--------------------------------------      --------      --------     ---------

Income before income taxes............      $715,272      $775,279     $879,966
Income tax expense....................       233,844       247,376      292,827
Effective tax rate....................            33%           32%          33%


         Income tax expense in 2003 was net of a $2.7 million refund of income taxes paid in 1998, 1999, and 2000, resulting from the settlement of several tax issues with the Internal Revenue Service. Income tax

                                      F12
expense in 2002 included a tax credit adjustment of $9.8 million related to the correction of an accounting error for certain LIHC investments and a $3.3 million net reduction in income tax expense resulting from a change in California state tax law concerning loan loss reserves. We filed our 2001 and 2002, and intend to file our 2003, California franchise tax returns on a worldwide unitary basis, incorporating the financial results of BTM and its worldwide affiliates.

         The State of California requires us to file our franchise tax returns as a member of a unitary group that includes MTFG and either all worldwide affiliates or only U.S. affiliates. Since 1996, we have elected to file our California franchise tax returns on a worldwide unitary basis. The inclusion of MTFG's financial results, which in some years were net losses, has partially offset our net profits subject to California income tax. The inclusion of MTFG's worldwide property, payroll and sales in the calculation of the California apportionment factor has also reduced the percentage of our income subject to California income tax. As a result, our effective tax rate for California has been significantly lower than the statutory rate, net of federal benefit, of
7.05 percent.

         Changes in MTFG's taxable profits will impact our effective tax rate. MTFG's taxable profits are impacted most significantly by changes in the worldwide economy, especially in Japan, and decisions that they may make about the timing of the recognition of credit losses. When MTFG's worldwide taxable profits rise, our effective tax rate in California will rise. We review MTFG's financial information on a quarterly basis in order to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective tax rate may not be available until after the end of the period to which the tax relates. The determination of the California effective tax rate involves management judgment and estimates, and can change during the calendar year or between calendar years, as additional information becomes available.

         For additional information regarding income tax expense, including a reconciliation of the effective tax rate to the statutory tax rate, see Note 9 to our Consolidated Financial Statements included in this Annual Report.

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

         In analyzing our loan portfolios, we apply specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics of the loans within the various portfolios. Our residential and consumer loans and leases are relatively homogeneous and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, we review our residential and consumer portfolios by analyzing their performance as a pool of loans. In contrast, our monitoring process for the commercial, financial and industrial, construction, commercial mortgage, leases, and foreign loan portfolios includes a periodic review of individual loans. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight. We review these loans to assess the ability of the borrowing entity to continue to service all of its interest and principal obligations and as a result may adjust the risk grade of the loan accordingly. In the event that we believe that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status, even though the loan may be current as to principal and interest payments.

         We have a Credit Review and Management Committee chaired by the Chief Credit Officer and composed of the Chief Executive Officer and other executive officers that establishes our overall risk appetite, portfolio concentration limits, and credit risk rating methodology. This committee is supported by the Credit Policy Forum, composed of lending group Senior Credit Officers that have responsibility for establishing credit policy, credit underwriting criteria, and other risk management controls including the approval of business strategies. Credit Administration, under the direction of the Senior Credit Officers, is responsible for administering the credit approval process and related policies. Policies require an evaluation of credit requests and ongoing reviews of existing credits in order to promptly identify, monitor, and quantify evidence of deterioration in asset credit quality or potential loss.

         Another part of the control process is the internal credit examination function, which provides the Board of Directors with an independent assessment of both the level of portfolio quality and the effectiveness of the Bank's credit management process. At the portfolio level, the Credit Examination Group reviews existing and proposed credit policies, underwriting guidelines, and portfolio management practices to determine that credit risks are appropriately defined and controlled. In addition, this group routinely reviews the accuracy and timeliness of risk grades assigned to individual borrowers to ensure that the business unit credit risk identification and grading process is functioning properly. The Credit Examination Group summarizes its significant findings on a regular basis and provides recommendations for corrective action when credit management or control deficiencies are identified.

LOANS

         The following table shows loans outstanding by loan type and as a percentage of total loans for 1999 through 2003.

                                                                            DECEMBER 31,
                                       ------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                       1999               2000               2001               2002               2003
-----------------------------------    ---------------    --------------    ---------------    ---------------    ---------------
Domestic:
  Commercial, financial and
  industrial.......................    $14,177     55%    $13,749    53%    $11,476     46%     $10,629     40%    $ 8,818     34%
  Construction.....................        648      3         939      4       1,060      4       1,285      5       1,101      4
   Mortgage:
     Residential...................      2,581     10       3,295     13       4,788     19       6,382     24       7,466     29
     Commercial....................      3,572     14       3,348     13       3,591     15       4,150     16       4,195     16
                                       -------            -------           --------           --------           --------
       Total mortgage..............      6,153     24       6,643     26       8,379     34      10,532     40      11,661     45
Consumer:
  Installment......................      1,922      7       1,656      6       1,200      5         910      3         819      3
  Revolving lines of credit........        728      3         755      3         859      3       1,103      4       1,222      5
                                       -------            -------           --------           --------           --------
     Total consumer................      2,650     10       2,411      9       2,059      8       2,013      7       2,041      8
Lease financing....................      1,149      4       1,134      4         979      4         813      3         664      3
                                       -------            -------           --------           --------           --------
     Total loans in domestic offices    24,777     96      24,876     96      23,953     96      25,272     95      24,285     94
Loans originated in foreign branches     1,136      4       1,134      4       1,041      4       1,456      5       1,650      6
                                       -------            -------           --------           --------           --------
     Total loans...................    $25,913    100%    $26,010    100%    $24,994    100%    $26,728    100%    $25,935    100%
                                       =======            =======           ========           ========            =======


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

         Our commercial market lending originates primarily through our commercial banking offices. These offices, which rely extensively on relationship-oriented banking, provide a variety of services including cash management services, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a wide variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer's specific industry. Presently, we are active in, among other sectors, the oil and gas, communications, media, entertainment, retailing and financial services industries.

         The commercial, financial and industrial loan portfolio decreased $1.8 billion, or 17 percent, from 2002 primarily due to economic conditions that reduced loan demand in some segments. Loan sales and managed exits also contributed to the decline, consistent with our strategy to reduce our exposure to certain commercial loans while increasing our investment in more stable consumer loans (including residential mortgages).

CONSTRUCTION AND COMMERCIAL MORTGAGE LOANS

         We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

         The construction loan portfolio decrease of $184 million, or 14 percent, from the prior year was primarily attributable to slowing growth in capital assets and employment and higher office vacancy rates in our markets. These factors impacted the level of development and construction projects we financed.

         The commercial mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. The increase in commercial mortgages of $45 million, or 1 percent, from the prior year was primarily due to our acquisition of Monterey Bay Bank in the third quarter of 2003, offset by substantial commercial mortgage refinancings with other lenders offering significantly lower interest rates to attract business.

RESIDENTIAL MORTGAGE LOANS

         We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

         The residential mortgages increase of $1.1 billion, or 17 percent, from the prior year was influenced by a high refinance market driven by low interest rates during 2003. While we hold most of the loans we originate, we sell most of our 30-year, fixed rate, non-Community Reinvestment Act (CRA) residential mortgage loans.

CONSUMER LOANS

         We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network. Consumer loans were relatively flat from the prior year primarily related to an increase in home equity loans and partially offset by pay-offs related to the run-off of the automobile dealer lending business that we exited in the third quarter of 2000. The indirect automobile dealer lending portfolio at December 31, 2003 was $68.3 million.

LEASE FINANCING

         We offer primarily two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. The lease financing decrease of $149 million, or 18 percent, from the prior year was attributable to our announced discontinuance of our auto leasing activity, effective April 20, 2001. At December 31, 2003, our auto lease portfolio had declined to $94.7 million and will decline 60 percent by December 2004, and will fully mature by mid-year 2006. Included in our lease portfolio are leveraged leases of $537 million, which are net of non-recourse debt of approximately $1.3 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

LOANS ORIGINATED IN FOREIGN BRANCHES

         Our loans originated in foreign branches consist primarily of short-term extensions of credit to financial institutions located primarily in Asia.

         The loans originated in foreign branches increase of $194 million, or 13 percent, from December 31, 2002, was primarily related to higher trade finance borrowings by financial institutions attracted to lower US interest rates.

CROSS-BORDER OUTSTANDINGS

         Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of December 31, 2001, 2002 and 2003, for any country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding exclude local currency outstandings. For any country shown in the table below, we do not have significant local currency outstandings that are not hedged or are not funded by local currency borrowings.

                                                                 PUBLIC       CORPORATIONS
                                                FINANCIAL        SECTOR          AND OTHER              TOTAL
(DOLLARS IN MILLIONS)                        INSTITUTIONS      ENTITIES          BORROWERS       OUTSTANDINGS
----------------------------------------     ------------      --------       ------------       ------------
December 31, 2001
  Korea.................................             $468            $--               $46               $514
December 31, 2002
  Korea.................................             $599            $--               $75               $674
December 31, 2003
  Korea.................................             $630            $--               $28               $658


PROVISION FOR CREDIT LOSSES

         We recorded a $75 million provision for credit losses in 2003, compared with a $175 million provision for credit losses in 2002. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" on the following page.

ALLOWANCE FOR CREDIT LOSSES

         The following table reflects the allowance allocated to each respective loan category at period end and as a percentage of the total period end balance of that loan category, as set forth in the "Loans" table on page F-14.


                                                                            DECEMBER 31,
                                   ----------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                   1999                 2000              2001                2002                 2003
--------------------------------   ----------------   -----------------   ----------------   ----------------    ----------------


Domestic:
  Commercial, financial, and
  industrial....................   $238,200   1.68%   $452,400    3.29%   $399,900   3.48%   $314,873   2.96%    $267,066   3.03%
  Construction..................     10,000   1.54      10,200    1.09      12,300   1.16      24,900   1.94       16,400   1.49
   Mortgage:
     Residential................        800   0.03       1,000    0.03       1,400   0.03       1,900   0.03        2,200   0.03
     Commercial.................     21,900   0.61      19,100    0.57      21,100   0.59      28,519   0.69       24,756   0.59
                                   --------           --------            --------           --------            --------
       Total mortgage...........     22,700   0.37      20,100    0.30      22,500   0.27      30,419   0.29       26,956   0.23
Consumer:
  Installment...................     14,900   0.78      17,500    1.06      13,600   1.13      13,800   1.52       13,000   1.59
  Revolving lines of credit.....        900   0.12       1,000    0.13         900   0.10         700   0.06        5,700   0.47
                                   --------           --------            --------           --------            --------
       Total consumer...........     15,800   0.60      18,500    0.77      14,500   0.70      14,500   0.72       18,700   0.92
Lease financing.................      4,600   0.40       7,900    0.70      12,000   1.23      28,690   3.53       28,700   4.32
                                   --------           --------            --------           --------            --------
       Total domestic allowance.    291,300   1.18     509,100    2.05     461,200   1.93     413,382   1.64      357,822   1.47
Foreign allowance...............     17,200   1.51       3,400    0.30       1,800   0.17       1,400   0.10        2,200   0.13
Unallocated.....................    161,878            101,402             171,509            194,408             172,948
                                   --------           --------            --------           --------            --------
       Total allowance for credit
       losses...................   $470,378  1.82%    $613,902   2.36%    $634,509  2.54%    $609,190  2.28%     $532,970  2.06%
                                   ========           ========            ========           ========            ========

 ALLOWANCE POLICY AND METHODOLOGY

         We maintain an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio, and, to a lesser extent, unused commitments to provide financing. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments, and the unallocated allowance.

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

         Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit or a portfolio segment that management believes indicate the probability that a loss has been incurred. This amount may be determined either by a method prescribed by SFAS No. 114, or methods that include a range of probable outcomes based upon certain qualitative factors.

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

         The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio. The actual losses can vary from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration model that is used to establish the loan loss factors for problem graded loans and pass graded commercial, financial, and industrial loans is designed to be self-correcting by taking into account our loss experience over prescribed periods. Similarly, by basing the pass graded loan loss factors over a period reflective of an economic cycle, the methodology is designed to take into account our recent loss experience for commercial real estate mortgages and construction loans. Pooled loan loss factors are adjusted quarterly primarily based upon the level of net charge-offs expected by management in the next twelve months. Furthermore, based on management's judgement, our methodology permits adjustments to any loss factor used in the computation of the formula allowance for significant factors, which affect the collectibility of the portfolio as of the evaluation date, but are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available. This includes changing the number of periods that are included in the calculation of the loss factors and adjusting qualitative factors to be representative of the economic cycle that will impact the portfolio.

         COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT
         LOSSES

         At December 31, 2003, our total allowance for credit losses was $533 million or 2.06 percent of the total loan portfolio and 190 percent of total nonaccrual loans. At December 31, 2002, our total allowance for credit losses was $609 million, or 2.28 percent of the total loan portfolio and 181 percent of total nonaccrual loans. At December 31, 2001, our total allowance for credit losses was $635 million, or 2.54 percent of the total loan portfolio and 129 percent of total nonaccrual loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2003, total impaired loans were $230 million, and the associated impairment allowance was $55 million, compared with $300 million and $88 million, respectively, at December 31, 2002 and $489 million and $148 million, respectively, at December 31, 2001. At December 31, 2003 and 2002, the total allowance for credit losses for off-balance sheet commitments was $85.8 million and $75.4 million, respectively.

         During 2001, 2002 and 2003, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses except for refinements we made in 2002 when we changed our method for calculating impairment on loans by basing the expected cash flows on those which had the highest probability of outcome and in 2003 when we adjusted our loss factors as described under "CHANGES IN THE FORMULA AND SPECIFIC ALLOWANCES." Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, also affected the assessment of the unallocated allowance.

         As a result of management's assessment of factors, including the improving US economy, accompanied by buoyant consumer confidence and spending, as well as changes in the composition of, and a small reduction in, our loan portfolio, we recorded a $75 million provision in 2003. This compares favorably to our $175 million provision in 2002 and our $285 million provision in 2001.

         The following table sets forth the allowance for credit losses.

                                                      DECEMBER 31,
                                                 --------------------
(DOLLARS IN MILLIONS)                            2001    2002    2003
------------------------------------------------ ----    ----    ----

Allocated allowance:
  Formula....................................... $325    $294    $280
  Specific......................................  138     121      80
                                                 ----    ----    ----
    Total allocated allowance...................  463     415     360
Unallocated allowance...........................  172     194     173
                                                 ----    ----    ----
Total allowance for credit losses............... $635    $609    $533
                                                 ====    ====    ====


 CHANGES IN THE FORMULA AND SPECIFIC ALLOWANCES

         At December 31, 2003, the formula allowance decreased by $14 million from the prior year due to decreasing commercial loan volumes, improving quality in the loan mix offset by higher loss factors. Affecting our loss factors in 2003 were refinements in the recovery rates on previously charged off loans and the period used to measure an economic cycle. We believe that the changes in our loss factors increased the formula allowance by approximately $50 million. At December 31, 2002, the formula allowance decreased by $31 million from the prior year due to improving migration within the criticized range and declining loss factors.

         At December 31, 2003, the specific allowance decreased by $41 million. The decline was primarily a result of the decreased levels of nonaccrual loans and proportionally lower estimated loss content in nonaccrual loans. At December 31, 2002, the specific allowance decreased by $17 million from the prior year primarily due to charge-offs recognized during the year, a refinement in our estimated losses for impaired loans, and a decline in nonaccrual loans.

         At December 31, 2003, the total allowance included $86 million related to off-balance sheet exposures such as unfunded commitments and letters of credit.

         At December 31, 2003, the allocated portion of the allowance for credit losses included $240 million related to special mention and classified credits, compared to $304 million at December 31, 2002, and $345 million at December 31, 2001. The yearly declines resulted from improving credit quality and loan mix, which are discussed above. Special mention and classified credits are those that are internally risk graded as "special mention," "substandard" or "doubtful." Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as "doubtful" has critical weaknesses that make full collection improbable.

         CHANGES IN THE UNALLOCATED ALLOWANCE

         At December 31, 2003, the unallocated allowance was $173 million compared to $194 million at December 31, 2002, a decrease of $21 million. The decrease primarily reflected improving economic indicators in general and identifiable improving conditions in several specific sectors.

         At December 31, 2002, the unallocated allowance was $194 million compared to $172 million at December 31, 2001, an increase of $22 million. The increase primarily reflected the continued weak, uncertain economy and the heightened concerns for borrowers in the power and airline sectors.

         The following table identifies the components of the attribution of the unallocated allowance and the range of inherent loss.


                                       DECEMBER 31, 2001                DECEMBER 31, 2002               DECEMBER 31, 2003
                                  ----------------------------     ---------------------------     ---------------------------
(DOLLARS IN MILLIONS)
CONCENTRATION                     COMMITMENTS(1)    LOW   HIGH     COMMITMENTS(1)   LOW   HIGH     COMMITMENTS(1)   LOW   HIGH
-------------------------------   --------------    ---   ----     --------------   ---   ----     --------------   ---   ----

Real Estate....................           $5,086    $16    $32             $6,186   $16    $32             $6,432   $16    $32
Communications/Media...........            2,006     20     46              1,907    18     40              1,629    10     30
Power Companies/Utilities......            3,767      4     10              3,805    25     50              3,208    13     27
Foreign........................            1,347     10     19                620     9     19              1,134    11     20
Retail.........................            1,719     17     34              1,668     8     16              1,557     6     12
California.....................               --     --     --                 --    --     --              9,106     6     12
Leasing........................              590      6     12                662     8     16                596     5     11
Technology.....................            1,169      5      9                782     5     10                826     3      8
Other..........................            2,651     10     22             11,676     8     17             14,833    16     28
                                                    ----  ----                      ---   ----                      ---   ----
Total Attributed...............                     $88   $184                      $97   $200                      $86   $180
                                                    ====  ====                      ===   ====                      ===   ====

-----------
(1)      Includes loans outstanding and unused commitments.


         In our assessment as of December 31, 2003, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

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

         o With respect to the real estate sector, management considered the continued weakness in many markets, with the national office vacancy rate continuing to rise and average rents falling, as well as the specific weakness in Northern California resulting from overdependence on the technology sector, which could be in the range of $16 million to $32 million.

         o With respect to the communications/media industry, management considered improving advertising revenues contrasted against subscriber erosion for cable companies resulting from satellite TV competition and the increasingly intense competition between, as well as within, Telecom modes, which could be in the range of $10 million to $30 million.

         o With respect to power companies/utilities, management considered the excess capacity and flat demand in the power generation market, exacerbated by excessive debt levels and limited repayment or refinancing opportunities, which could be in the range of $13 million to $27 million.

         o With respect to cross-border loans and acceptances to certain Asia/Pacific Rim countries, management considered continuing structural imbalances, even as the strong US growth has lifted its trading partners in the region, which could be in the range of $11 million to $20 million.

         o With respect to the retail sector, management considered the improved holiday season, compared to that experienced in 2002, against a backdrop of ever higher household debt at a time of considerable employment and income uncertainty, which could be in the range of $6 million to $12 million.

         o With respect to the State of California, management considered underlying uncertainties, including the major shortfall in the state's budgetary position and the various fiscal and other cost-related factors that combine to make California a more expensive state in which to conduct business, which could be in the range of $6 million to $12 million.

         o With respect to leasing, management considered some cyclical recovery in airline traffic demand, contrasted against increased market share and fleet growth from discount carriers, which could be in the range of $5 million to $11 million.

         o With respect to the technology industry, management considered improved spending as a result of tax law changes and pressure to sustain the productivity gains, and associated cost savings, witnessed during 2003, while remaining aware of the competitive pricing market that will rein in revenue gains, which could be in the range of $3 million to $8 million.

         In our assessment as of December 31, 2002, management focused, in particular, on the following factors:

         o With respect to power companies/utilities, management considered the adverse effects of declining wholesale power prices, continued accounting concerns, and uncertainties regarding the course of deregulation on borrowers in the power industry, which could be in the range of $25 million to $50 million.

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

         o With respect to power companies/utilities, management considered the well-publicized problems of the large public utilities and the independent power producers in California, which, although improving, could be in the range of $4 million to $10 million.

         o With respect to the technology industry, management considered the adverse effects of declining product life cycles and a slowing demand for personal computers, which could be in the range of $5 million to $9 million.

         CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

         The following table sets forth a reconciliation of changes in our allowance for credit losses.


                                                                                      YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                               1999         2000          2001          2002         2003
---------------------------------------------------------        --------     --------      --------      --------     --------

Balance, beginning of period.............................        $459,328     $470,378      $613,902      $634,509     $609,190
Loans charged off:
  Commercial, financial and industrial...................          48,597      302,152       300,521       212,675      159,611
  Construction...........................................              --           --           567            --           --
  Mortgage...............................................             747          174         5,113         1,591        7,286
  Consumer...............................................          15,009       11,760        12,667        11,220        9,657
  Lease financing........................................           3,232        2,925         3,601        19,856       33,032
  Foreign(1).............................................          14,100        5,352            --            --        2,140
                                                                 --------     --------      --------      --------     --------
     Total loans charged off.............................          81,685      322,363       322,469       245,342      211,726
RECOVERIES OF LOANS PREVIOUSLY CHARGED OFF:
  Commercial, financial and industrial...................          17,851       16,440        48,321        34,075       45,822
  Construction...........................................              --           --            --            40           --
  Mortgage...............................................             521        2,394            32           405          150
  Consumer...............................................           8,356        6,882         4,289         4,436        3,673
  Lease financing........................................             811          581           754           590          446
  Foreign(1).............................................              --           --         4,974            --           --
                                                                 --------     --------      --------      --------     --------
     Total recoveries of loans previously charged off....          27,539       26,297        58,370        39,546       50,091
                                                                 --------     --------      --------      --------     --------
     Net loans charged off...............................          54,146      296,066       264,099       205,796      161,635
Provision for credit losses..............................          65,000      440,000       285,000       175,000       75,000
Foreign translation adjustment and other net additions
  (deductions)(2)........................................             196         (410)         (294)        5,477       10,415
                                                                 --------     --------      --------      --------     --------
Balance, end of period...................................        $470,378     $613,902      $634,509      $609,190     $532,970
                                                                 ========     ========      ========      ========     ========
Allowance for credit losses to total loans...............            1.82%        2.36%         2.54%         2.28%        2.06%
Provision for credit losses to net loans charged off.....          120.05       148.62        107.91         85.04        46.40
Net loans charged off to average total loans.............            0.22         1.13          1.02          0.80         0.61

-----------
(1)      Foreign loans are those loans originated in foreign branches.

(2) Includes $10.3 million related to the Monterey Bay Bank acquisition in 2003, $2.8 million for the Valencia Bank & Trust acquisition, and $2.4 million for the First Western Bank acquisition both acquired in 2002.

         Total loans charged off in 2003 declined by $34 million from 2002, as loan quality continued to improve. Total loans charged off in 2002 declined by $77 million from 2001, also resulting from improvement in loan quality. Lease charge-offs in 2002 and 2003 related primarily to several commercial aircraft leases. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

         Loan recoveries in 2003 increased by $11 million from 2002, while loan recoveries in 2002 decreased by $19 million from 2001. Such fluctuations in loan recoveries from year-to-year are due to variability in timing of recoveries and tend to trail the periods in which charge-offs are recorded. At December 31, 2003, the allowance for credit losses exceeded the net loans charged off during 2003, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

         Our annual net charge-offs, averaged for the past five years were $144 million, $171 million, and $196 million at December 31, 2001, 2002, and 2003, respectively. These net charge-offs represent

4.4 years, 3.6 years and 2.7 years of losses based on the level of the allowance for credit losses at December 31, 2001, 2002 and 2003, respectively. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

NONPERFORMING ASSETS

         Nonperforming assets consist of nonaccrual loans, distressed loans held for sale, and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in this Annual Report.

         Distressed loans held for sale are loans, which would otherwise be included in nonaccrual loans, but that have been identified for accelerated disposition. Disposition of these assets is contemplated within a short period of time, not to exceed one year.

         Foreclosed assets include property where we acquired title through foreclosure or "deed in lieu" of foreclosure.

         The following table sets forth an analysis of nonperforming assets.

                                                                                            DECEMBER 31,
                                                                 ---------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                              1999         2000          2001          2002         2003
--------------------------------------------------------------   ---------     --------      ---------     --------     --------

Commercial, financial and industrial..........................    $159,479     $385,263      $471,509      $276,415     $190,404
Construction..................................................       4,286        3,967            --            --           --
Mortgage-Commercial...........................................       3,629       10,769        17,430        23,980       38,354
Lease financing...............................................          --           --         2,946        36,294       51,603
Loan originated in foreign branches...........................          --           --            --            --          840
                                                                 ---------     --------      ---------     --------     --------
  Total nonaccrual loans......................................     167,394      399,999       491,885       336,689      281,201
Foreclosed assets.............................................       2,386        1,181           597           715        5,689
Distressed loans held for sale................................          --        7,124            --            --           --
                                                                 ---------     --------      ---------     --------     --------
  Total nonperforming assets..................................    $169,780     $408,304      $492,482      $337,404     $286,890
                                                                 =========     ========      =========     ========     ========
Allowance for credit losses...................................    $470,378     $613,902      $634,509      $609,190     $532,970
                                                                 =========     ========      =========     ========     ========
Nonaccrual loans to total loans...............................        0.65%        1.54%         1.97%         1.26%        1.08%
Allowance for credit losses to nonaccrual loans...............      281.00       153.48        129.00        180.94       189.53
Nonperforming assets to total loans, distressed loans held for
  sale, and foreclosed assets.................................        0.66         1.57          1.97          1.26         1.11
Nonperforming assets to total assets..........................        0.50         1.16          1.37          0.84         0.68


         At December 31, 2003, nonaccrual loans totaled $281 million, a decrease of $55 million, or 16 percent, from December 31, 2002. Our nonperforming assets are concentrated in our non-agented syndicated loan portfolio and approximately 48 percent of our total nonaccrual loans are syndicated loans. In addition, nonaccrual loans include $50 million in aircraft leases, of which $19 million are in the process of being renegotiated into operating leases. The decrease in nonaccrual loans was primarily due to pay-downs, charge-offs, and loan sales, coupled with significantly reduced inflows. During 2003 and 2002, respectively, we sold approximately $490 million and $220 million of loan commitments to reduce our credit exposures. Losses from these sales are reflected in our charge-offs.

         Nonaccrual loans as a percentage of total loans were 1.08 percent at December 31, 2003, compared with 1.26 percent at December 31, 2002. Nonperforming assets as a percentage of total loans, distressed loans held for sale, and foreclosed assets decreased to 1.11 percent at December 31, 2003, from
1.26 percent at December 31, 2002. At December 31, 2003, approximately 68 percent of nonaccrual loans were related to commercial, financial and industrial credits.

         The following table sets forth an analysis of loans contractually past due 90 days or more as to interest or principal and still accruing, but not included in nonaccrual loans above.


                                                                                        DECEMBER 31,
                                                                     ----------------------------------------------------
(DOLLARS IN THOUSANDS)                                                1999       2000        2001       2002        2003
-----------------------------------------------------------------    ------     ------     -------     ------     -------

Commercial, financial and industrial.............................    $ 2,729     $1,713     $26,571     $1,705     $  893
Construction.....................................................         --         --          --        679         --
Mortgage:
  Residential....................................................      5,830      2,699       4,854      3,211      1,878
  Commercial.....................................................        442         --       2,356        506         --
                                                                     -------     ------     -------     ------     ------
    Total mortgage...............................................      6,272      2,699       7,210      3,717      1,878
Consumer and other...............................................      2,932      2,921       2,579      2,072      1,123
                                                                     -------     ------     -------     ------     ------

  Total loans 90 days or more past due and still accruing........    $11,933     $7,333     $36,360     $8,173     $3,894
                                                                     =======     ======     =======     ======     ======

         At December 31, 2001, we had a $17.5 million credit to a customer that was reclassified to nonaccrual loans in 2002.

INTEREST FOREGONE

         If interest that was due on the book balances of all nonaccrual loans (including loans that were but are no longer on nonaccrual at year-end) had been accrued under their original terms, $31.6 million and $45.6 million of interest would have been recorded in 2003 and 2002, respectively.

         After designation as nonaccrual loans, we recognized interest income on a cash basis of $6.5 million and $10.8 million for loans that were on nonaccrual status at December 31, 2003 and December 31, 2002, respectively.

SECURITIES

         Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality, market risk, and liquidity. At December 31, 2003, approximately 97 percent of total securities were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are detailed in Note 2 to our Consolidated Financial Statements included in this Annual Report.

ANALYSIS OF SECURITIES AVAILABLE FOR SALE

         The following table shows the remaining contractual maturities and expected yields of the securities available for sale based upon amortized cost at December 31, 2003. The fair value of our securities available for sale portfolio at December 31, 2003 was $10.8 billion.

         Included in our securities available for sale portfolios at December 31, 2002 and 2003 were securities used for Asset and Liability Management (ALM) purposes of $7.1 billion and $10.4 billion, respectively. These securities had an expected weighted average maturity of 2.4 years and 2.9 years, respectively.


SECURITIES AVAILABLE FOR SALE

                                                               MATURITY
                            -------------------------------------------------------------------------------
                                                  OVER ONE YEAR      OVER FIVE YEARS
                                 ONE YEAR            THROUGH             THROUGH               OVER                TOTAL
                                 OR LESS            FIVE YEARS          TEN YEARS           TEN YEARS         AMORTIZED COST
                            ------------------- ------------------- ------------------- -------------------  -------------------
(DOLLARS IN THOUSANDS)          AMOUNT YIELD(4)     AMOUNT YIELD(4)     AMOUNT YIELD(4)     AMOUNT YIELD(4)       AMOUNT YIELD(4)
--------------------------- ---------- -------- ---------- -------- ---------- -------- ---------- --------  ----------- --------

U.S. Treasury..............   $220,107    3.82%    $50,585    4.03% $       --       --% $      --       --%  $  270,692    3.86%
Other U.S. government......    926,453     6.71  3,978,158     2.91         --       --         --       --    4,904,611    3.63
Mortgage-backed
  securities(1)(2).........    340,415     1.52     24,447     6.39  1,003,413     3.91  3,781,174     4.59    5,149,449    4.26
State and municipal(3).....      2,013    10.13     15,055     7.57     15,068    10.77      8,424     9.84       40,560    9.36
Corporate asset-backed and
  debt securities..........      9,102     3.21         --       --     83,470     3.88    262,527     4.03      355,099    3.97
Equity securities(4).......         --       --         --       --         --       --         --       --        1,949      --
Foreign securities.........      6,969     1.32      1,067       --         --       --         --       --        8,036    1.14
                            ----------          ----------          ----------          ----------           -----------
  Total securities
  available for sale....... $1,505,059    5.07% $4,069,312    2.96% $1,101,951    4.00% $4,052,125     4.56% $10,730,396   3.97%
                            ==========          ==========          ==========          ==========           ===========

-----------
(1) The remaining contractual maturities of mortgage-backed securities were allocated assuming no prepayments. The contractual maturity of these securities is not a reliable indicator of their expected life because borrowers have the right to repay their obligations at any time.

(2) See discussion of expected duration in "Qualitative and Quantative Disclosures About Market Risk"

(3) Yields on tax-exempt municipal securities are presented on a taxable-equivalent basis using the current federal statutory rate of 35 percent.

(4) Equity securities do not have a stated maturity and are included in the total column only.


LOAN MATURITIES

         The following table presents our loans by contractual maturity.

                                                                                        DECEMBER 31, 2003
                                                                --------------------------------------------------------------
                                                                                       OVER
                                                                                   ONE YEAR
                                                                  ONE YEAR          THROUGH             OVER
(DOLLARS IN THOUSANDS)                                             OR LESS       FIVE YEARS       FIVE YEARS             TOTAL
--------------------------------------------------------        ----------      -----------      -----------       -----------
Domestic:
  Commercial, financial and industrial..................        $2,826,221       $5,040,985      $   950,473       $ 8,817,679
  Construction..........................................           735,754          362,137            3,275         1,101,166
   Mortgage:
     Residential........................................                83          181,712        7,284,133         7,465,928
     Commercial.........................................           429,215        1,490,617        2,275,346         4,195,178
                                                                ----------      -----------      -----------       -----------
       Total mortgage...................................           429,298        1,672,329        9,559,479        11,661,106
   Consumer:
     Installment........................................            24,642          191,532          602,572           818,746
     Home equity........................................         1,075,862          146,312               46         1,222,220
                                                                ----------      -----------      -----------       -----------
       Total consumer...................................         1,100,504          337,844          602,618         2,040,966
  Lease financing.......................................            68,461           65,235          529,936           663,632
                                                                ----------      -----------      -----------       -----------
       Total loans in domestic offices..................         5,160,238        7,478,530       11,645,781        24,284,549
Loans originated in foreign branches....................         1,639,350            8,290            2,564         1,650,204
                                                                ----------      -----------      -----------       -----------
       Total loans......................................        $6,799,588       $7,486,820      $11,648,345        25,934,753
                                                                ==========      ===========      ===========
         Allowance for credit losses....................                                                               532,970
                                                                                                                   -----------
       Loans, net.......................................                                                           $25,401,783
                                                                                                                   ===========

Total fixed rate loans due after one year ..............                                                           $ 9,642,210
Total variable rate loans due after one year............                                                             9,492,955
                                                                                                                   -----------
       Total loans due after one year...................                                                           $19,135,165
                                                                                                                   ===========

CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

         The following table presents domestic certificates of deposit of $100,000 and over by maturity.


                                                                    DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                      2003
---------------------                                               ------------

Three months or less...............................................   $1,368,538
Over three months through six months...............................      497,894
Over six months through twelve months..............................      175,018
Over twelve months.................................................      193,573
                                                                     -----------
  Total domestic certificates of deposit of $100,000 and over......   $2,235,023
                                                                     ===========


         We offer certificates of deposit of $100,000 and over at market rates of interest. Many of these certificates are issued to customers, both public and private, who have done business with us for an extended period. Based on our historical experience, we expect that as these deposits come due, the majority will continue to be renewed at market rates of interest.

         Most of our deposits in foreign branches are certificates of deposit of $100,000 and over and mature in less than one year.

BORROWED FUNDS

         The following table presents information on our borrowed funds.

                                                                                                       DECEMBER 31,
                                                                                      ------------------------------------------
(DOLLARS IN THOUSANDS)                                                                      2001            2002            2003
---------------------------------------------------------------------------------     ----------      ----------      ----------
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 1.41%, 0.88% and 0.68% at December 31,
  2001,
  2002 and 2003, respectively....................................................       $418,814        $334,379        $280,968
Commercial paper, with weighted average interest rates of 1.89%, 1.21%, and 0.83%
  at December 31, 2001, 2002 and 2003, respectively..............................        830,657       1,038,982         542,270
Other borrowed funds, with weighted average interest rates of 2.96% 2.25% and
  1.49% at December 31, 2001, 2002 and 2003, respectively........................        700,403         267,047         212,088
                                                                                      ----------      ----------      ----------

     Total borrowed funds........................................................     $1,949,874      $1,640,408      $1,035,326
                                                                                      ----------      ----------      ----------

Federal funds purchased and securities sold under repurchase agreements:
  Maximum outstanding at any month end...........................................     $1,575,938        $428,808        $421,373
  Average balance during the year................................................      1,243,933         427,610         405,982
  Weighted average interest rate during the year.................................          4.19%           1.41%           0.84%
Commercial paper:
  Maximum outstanding at any month end...........................................     $1,572,029      $1,107,578      $1,078,981
  Average balance during the year................................................      1,287,603         997,543         809,930
  Weighted average interest rate during the year.................................          4.07%           1.67%           1.05%
Other borrowed funds:
  Maximum outstanding at any month end...........................................       $702,511        $942,627        $322,308
  Average balance during the year................................................        464,033         469,877         192,248
  Weighted average interest rate during the year.................................           4.35%           2.15%           2.65%


CAPITAL ADEQUACY AND DIVIDENDS

         Our principal capital adequacy objectives are to support future growth, to protect depositors, to absorb any unanticipated losses and to comply with various regulatory requirements.

         Total stockholders' equity was $3.7 billion at December 31, 2003, a decrease of $18 million from December 31, 2002. This change was primarily a result of $587 million of net income for 2003, exercised stock options of $71 million, and stock issued in bank acquisitions of $48 million, offset by net unrealized losses on cash flow hedges of $61 million, net unrealized losses on securities available for sale of $125 million, dividends on our common stock of $179 million and repurchases of our common stock of $358 million, which included repurchases from BTM of $300 million. During 2002, we repurchased $386 million of our common stock, which included a repurchase of $300 million from BTM, and in 2001 we repurchased $108 million of our common stock. As of December 31, 2003, we are authorized to repurchase another $102 million of our common stock. We typically generate more capital each year than our normal dividend requirements and investment opportunities. Subject to ongoing capital, investment, and acquisition considerations, we expect to continue share repurchases in 2004.

         We offer a dividend reinvestment plan that allows stockholders to reinvest dividends in our common stock at market price. BTM did not participate in this plan in either 2002 or 2003. Dividends paid to stockholders have increased in the past two years by approximately 11 percent per year. We review our dividend policy on a quarterly basis and determine our dividend considering many factors such as our earnings outlook, desired payout ratio, the need to maintain an adequate capital level and alternative investment opportunities.

         Capital adequacy depends on a variety of factors including asset quality and risk profile, liquidity, earnings stability, competitive and economic conditions, and management. We believe that the current level of profitability, coupled with a prudent dividend policy, is adequate to support normal growth in operations, while meeting regulatory capital guidelines.

         The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.


                                                                    DECEMBER 31,
                                 ---------------------------------------------------------------------------------
                                                                                                                          MINIMUM
                                                                                                                       REGULATORY
(DOLLARS IN THOUSANDS)                  1999             2000              2001              2002             2003    REQUIREMENT
------------------------         -----------      -----------       -----------       -----------      -----------    -----------
CAPITAL COMPONENTS
Tier 1 capital..........          $3,308,912       $3,471,289        $3,661,231        $3,667,237       $3,747,884
Tier 2 capital..........             616,772          620,102           598,812           573,858          936,189
                                 -----------      -----------       -----------       -----------      -----------
Total risk-based capital          $3,925,684       $4,091,391        $4,260,043        $4,241,095       $4,684,073
                                 ===========      ===========       ===========       ===========      ===========
Risk-weighted assets....         $33,288,167      $33,900,404       $31,906,438       $32,811,441      $33,133,407
                                 ===========      ===========       ===========       ===========      ===========
Quarterly average assets         $32,765,347      $34,075,813       $34,760,203       $37,595,002      $41,506,828
                                 ===========      ===========       ===========       ===========      ===========
CAPITAL RATIOS
Total risk-based capital               11.79%           12.07%            13.35%            12.93%           14.14%           8.0%
Tier 1 risk-based capital               9.94            10.24             11.47             11.18            11.31            4.0
Leverage ratio(1).......               10.10            10.19             10.53              9.75             9.03            4.0

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

         Compared with December 31, 2002, the increase in our capital ratios, with the exception of our leverage ratio, was primarily attributable to an increase in total capital mainly related to our issuance of $400 million of long-term subordinated debt in December of 2003 (further discussion of our subordinated debt can be found in Note 11 to our Consolidated Financial Statements included in this Annual Report). Our leverage ratio decrease was primarily attributable to a $4 billion, or 12 percent, increase in average total assets, which was substantially the result of an increase in our securities portfolio.

         Included in Tier 1 capital at year-end 2003 is $350 million in preferred securities, which we redeemed on February 19, 2004. Absent the impact of all other factors that will affect our capital ratios, our Tier 1 average and total capital ratios will both decrease by approximately 100 basis points in 2004.

         As of December 31, 2003, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the leverage ratio.

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

         The management of market risk is governed by policies reviewed and approved annually by our Board. The Board assigns responsibility for the administration of market risk management to the Chief Executive Officer who designates the chairman of the Asset & Liability Management Committee (ALCO), a committee composed of UnionBanCal Corporation executives. ALCO meets monthly and reports regularly to the Chief Executive Officer Forum and the Finance and Capital Committee of the Board on activities related to the management of market risk. As part of the management of our market risk, ALCO may direct changes in the mix of assets and liabilities and the extent to which we utilize securities and derivative instruments such as interest rate swaps, caps and floors to hedge our interest rate exposures. ALCO reviews and approves specific market risk management programs involving investment and hedging activities and certain market risk limits. The ALCO Chairman is responsible for the company-wide management of market risk. The Treasurer is responsible for implementing funding, investing, and hedging strategies designed to manage this risk. On a day-to-day basis, the monitoring of market risk takes place at a centralized level within the Market Risk Monitoring unit (MRM). MRM is responsible for measuring risks to ensure compliance with all market risk limits and guidelines incorporated within the policies and procedures established by the Board and ALCO. MRM reports monthly to ALCO on trading risk exposures and on compliance with interest rate risk, securities portfolio and derivatives policy limits. MRM also reports quarterly to ALCO on the effectiveness of our hedging activities. In addition, periodic reviews by our internal audit department and regulators provide further evaluation of controls over the risk management process.

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

         The ALM Policy approved by our Board's Finance & Capital Committee requires monthly monitoring of interest rate risk by ALCO through a variety of modeling techniques that are used to quantify the sensitivity of NII to changes in interest rates. As directed by ALCO, and in consideration of the importance of our demand deposit accounts as a funding source, NII is adjusted in the official policy risk measure to incorporate the effect of certain noninterest expense items related to these deposits that are nevertheless sensitive to changes in interest rates. In managing interest rate risk, ALCO monitors NII sensitivity on both an adjusted and unadjusted basis.

         Our unhedged NII remains inherently asset sensitive, meaning that our assets generally reprice more quickly than our liabilities, particularly our core deposits. Since the NII associated with an asset sensitive balance sheet tends to decrease when interest rates decline and increase when interest rates rise, derivative hedges and the investment portfolio are used to manage this risk. In the fourth quarter of 2003, we continued to modestly increase the size of our investment portfolio, principally through purchases of intermediate term mortgage-backed and agency issued securities. In addition, we entered into $400 million of interest rate cap corridors to offset the potential adverse impact that rising short-term interest rates could have on our cost of deposit funding. We also entered into $400 million of interest rate swaps to convert our ten-year, subordinated debt issuance from a fixed rate to floating rate instrument. For a further discussion of derivative instruments and our hedging strategies, see Note 16 to our Notes to Consolidated Financial Statements included in this Annual Report.

         Together, our hedging and investment activities resulted in an essentially neutral interest rate risk profile for the hedged balance sheet with respect to parallel yield curve shifts in terms of simulated NII under the no rate change base case scenario. However, our NII is also sensitive to non-parallel shifts in the yield curve. In general, our adjusted NII increases when the yield curve steepens (specifically when short rates, under one year, drop and long rates, beyond one year, rise), while a flattening curve tends to depress our adjusted NII. In this respect, our adjusted NII is asset sensitive when measured against changes in long rates and slightly liability sensitive when measured against changes in short rates.

         In the current low rate environment, run off of fixed rate assets, including prepayments, depresses NII even if interest rates do not change because the cash flows from the repaid and prepaid assets that were booked at higher rates must be reinvested at lower prevailing rates.

         Our official NII policy measure involves a simulation of "Earnings-at-Risk" (EaR) in which we estimate the impact that gradual, ramped-on parallel shifts in the yield curve would have on NII over a 12-month horizon. Under the Board's policy limits, the negative change in simulated NII in either the up or down 200 basis point shock scenarios may not exceed 4 percent of NII as measured in the base case, or no change, scenario. The following table sets forth the simulation results in both the up and down 200 basis point ramp scenarios as of December 31, 2002 and December 31, 2003(1):


                                               DECEMBER 31,       DECEMBER 31,
(DOLLARS IN MILLIONS)                                  2002               2003
--------------------------------------------   ------------       -------------

+200 basis points...........................          $29.2              $17.2
as a percentage of base case NII............          1.96%              1.20%
-200 basis points...........................        $(20.8)            $(19.8)
as a percentage of base case NII............          1.39%              1.38%

-----------
(1) For these policy simulations, NII is adjusted to incorporate the effect of certain noninterest expense items related to demand deposits that are sensitive to changes in interest rates.

         EaR in the down 200 basis point scenario was a negative $19.8 million, or 1.38 percent of adjusted NII in the base case scenario, well within the Board's guidelines.

         However, with federal funds and LIBOR rates already below two percent, a downward ramp scenario of 200 basis points would result in short-term rate levels below zero. As a result, we believe that a downward ramp scenario of 100 basis points provides a more reasonable measure of asset sensitivity in a falling interest rate environment. As of December 31, 2003, the difference between adjusted NII in the base case and adjusted NII after a gradual 100 basis point downward ramp was a negative $7.6 million, or .53 percent of the base case.

         Management's goal in the NII simulations is to capture the risk embedded in the balance sheet. As a result, asset and liability balances are kept constant throughout the analysis horizon. Two exceptions are non-maturity deposits, which vary with levels of interest rates according to statistically derived balance equations, and discretionary derivative hedges and fixed income portfolios, which are allowed to mature without replacement.

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

         At December 31, 2003, our securities available for sale portfolio included $10.4 billion of securities used for ALM purposes. This portfolio had an overall estimated duration of 2.5 compared to 1.8 at December 31, 2002. Duration is a measure of price sensitivity of a bond portfolio to immediate changes in interest rates. An effective duration of 1.8 suggests an expected price change of approximately 1.8 percent for an immediate one percent change in interest rates. This portfolio included $5.1 billion in mortgage-backed securities with an estimated duration of 3.1. Based on current interest rate forecasts, we anticipate that during 2004 the overall portfolio duration will be maintained between 2.0 and 3.0 and that the mortgage-backed securities portfolio duration will be maintained between 3.0 and 4.0. This range of durations, in the context of our total balance sheet, after giving consideration to the composition of our core deposits, contributes to the maintenance of our current, essentially neutral, interest rate risk profile.

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

         In order to manage interest rate and foreign currency exchange risk associated with the securities and foreign exchange trading activities for our own account, we utilize a variety of non-statistical methods including: position limits for each trading activity, daily marking of all positions to market, daily profit and loss statements, position reports, and independent verification of all inventory pricing. Additionally, MRM reports positions and profits and losses daily to the Treasurer and trading managers and weekly to the ALCO Chairman. ALCO is provided reports on a monthly basis. We believe that these procedures, which stress timely communication between MRM and senior management, are the most important elements of the risk management process.

         We use a form of Value at Risk (VaR) methodology to measure the overall market risk inherent in our trading account activities. Under this methodology, management statistically calculates, with 97.5 percent confidence, the potential loss in fair value that we might experience if an adverse shift in market prices were to occur within a period of 5 business days. The amount of VaR is managed within limits well below the maximum limit established by Board policy at 0.5 percent of stockholders' equity. The VaR model incorporates a number of key assumptions, including assumed holding period and historical volatility based on 3 years of historical market data updated quarterly.

         The following table sets forth the average, high and low VaR for our trading activities for the years ended December 31, 2002 and 2003.


                                                       DECEMBER 31, 2002          DECEMBER 31, 2003
                                                   -----------------------     ----------------------
                                                   AVERAGE    HIGH     LOW     AVERAGE    HIGH    LOW
(DOLLARS IN THOUSANDS)                                 VAR     VAR     VAR         VAR     VAR    VAR
--------------------------------------------       -------    ----     ---     -------    ----    ---
Foreign exchange............................          $256    $546     $88        $143    $428    $57
Securities..................................           213     543      45         206     463     97



         Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at conservative levels, well below the trading risk policy limits established by the Finance and Capital Committee of the Board. As a result, our foreign exchange business continues to derive the bulk of its revenue from customer-related transactions. We take inter-bank trading positions only on a limited basis and we do not take any large or long-term strategic positions in the market for our own portfolio. We continue to grow our customer-related foreign exchange business while maintaining an essentially unchanged inter-bank trading risk profile as measured under our VaR methodology.

         The Securities Trading & Institutional Sales department serves the fixed income needs of our institutional clients and acts as the fixed income wholesaler for our broker/dealer subsidiary, UBOC Investment Services, Inc. As with our foreign exchange business, we continue to generate the vast majority of our securities trading income from customer-related transactions.

         Our interest rate derivative contracts included, as of December 31, 2003, $3.8 billion notional amount of derivative contracts entered into as an accommodation for customers. We act as an intermediary and match these contracts, at a credit spread, to contracts with major dealers, thus neutralizing the related market risk.

LIQUIDITY RISK

         Liquidity risk represents the potential for loss as a result of limitations on our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The ALM Policy approved by the Finance and Capital Committee of the Board requires quarterly reviews of our liquidity by ALCO. Additionally, ALCO conducts monthly ongoing reviews of our liquidity situation. Liquidity is managed through this ALCO coordination process on a Bank-wide basis, encompassing all major business units. The operating management of liquidity is implemented through the funding and investment functions of the Global Markets Group. Our liquidity management draws upon the strengths of our extensive retail and commercial core deposit franchise, coupled with the ability to obtain funds for various terms in a variety of domestic and international money markets. Our securities portfolio represents a significant source of additional liquidity.

         Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common stockholders' equity, funded 83 percent of average total assets of $40.5 billion in 2003. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, large time deposits, foreign deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper, and other borrowings. In the fourth quarter of 2003, we issued $400 million in long-term subordinated debt. In February 2004, we used a portion of the net proceeds

(approximately $350 million) from the sale of these securities to redeem our outstanding Trust Notes. The remainder of the net proceeds from this offering is for general corporate purposes, which may include extending credit to or funding investments in our subsidiaries, repurchasing shares of our common stock, reducing our existing indebtedness or financing possible acquisitions.

         The securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales or repurchase agreements. At December 31, 2003, we could have sold or transferred under repurchase agreements approximately $8.3 billion of our available for sale securities, although no portion of this balance was encumbered at December 31, 2003. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold, and trading account securities. The aggregate balance of these assets averaged $1.4 billion in 2003. Additional liquidity may be provided through loan maturities and sales. In the third quarter of 2003, we terminated the issuance of commercial paper under the UnionBanCal Corporation's commercial paper program. UnionBanCal Commercial Funding Corporation (a UnionBanCal Corporation subsidiary) continues to issue commercial paper under another commercial paper program. The proceeds of this commercial paper program are deposited in Union Bank of California, N.A. and used to fund our Bank operations.

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

         Our most significant off-balance sheet arrangements are limited to obligations under guarantee contracts such as financial and performance standby letters of credit for our credit customers, commercial letters of credit, unfunded commitments to lend, commitments to sell mortgage loans and commitments to fund investments in various CRA investments and venture capital investments. To a lesser extent, we enter into contractual guarantees of agented sales of LIHC tax credit investments that require us to perform under those guarantees if there are breaches of performance of the underlying income-producing properties. As part of our leasing activities, we may be lessor to special purpose entities to which we provide financing for large equipment leasing projects.

         It is our belief that none of these arrangements expose us to any greater risk of loss than is already reflected on our balance sheet. We do not have any off-balance sheet arrangements in which we have any retained or contingent interest (as we do not transfer or sell our assets to entities in which we have a continuing involvement), any exposure to derivative instruments that are indexed to our stock nor any variable interests in any unconsolidated entity to which we may be a party, except for those leasing arrangements described previously.

         The following table presents, as of December 31, 2003, our significant and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustment or other similar carrying value adjustments. For further information on contractual obligations and commitments, see Note 21 to our Consolidated Financial Statements included in this Annual Report.


                                                                                DECEMBER 31, 2003
                                                    -----------------------------------------------------------------------------
                                                     LESS THAN       ONE THROUGH         FOUR TO        AFTER FIVE
(DOLLARS IN THOUSANDS)                                ONE YEAR       THREE YEARS       FIVE YEARS           YEARS           TOTAL
-------------------------------------------------   -----------      -----------       -----------      ----------     ----------
Medium and long-term debt........................     $     --          $200,000         $200,000        $400,000      $  800,000
Junior subordinated debt payable to subsidiary
  grantor trust..................................      360,800                --               --              --         360,800
Other long-term liabilities
  Operating leases (premises)....................       49,711            85,665           58,135          87,211         280,722
  Purchase obligations...........................        6,875            10,286            4,920              --          22,081
                                                    -----------      -----------       -----------      ----------     ----------
Total debt and operating leases..................     $417,386          $295,951         $263,055        $487,211      $1,463,603
                                                    ===========      ===========       ===========      ==========     ==========

         Purchase obligations include any legally binding contractual obligations that require us to spend more than $1,000,000 annually under the contract. Payments are shown through the date of contract termination. Purchase obligations in the table above include purchases of software licenses.

         The following table presents our significant commitments to fund as of December 31, 2003:

                                                              DECEMBER 31,
                                                   -----------------------------
(DOLLARS IN THOUSANDS)                                    2002              2003
-----------------------------------------------    -----------       -----------

Commitments to extend credit...................    $12,872,063       $13,531,518
Standby letters of credit......................      2,483,871         2,748,612
Commercial letters of credit...................        279,653           195,915
Commitments to fund principal investments......         58,556            56,005


BUSINESS SEGMENTS

         We segregate our operations into four primary business units for the purpose of management reporting, as shown in the table that follows. The results show the financial performance of our major business units.

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

         The following table reflects the condensed income statements, selected average balance sheet items and selected financial ratios for each of our primary business units. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Also, the tables have been expanded to include performance center earnings. A performance center is a special unit whose income generating activities, unlike typical profit centers, are based on other business segment units' customer base. The revenues generated and expenses incurred for those transactions entered into to accommodate our customers are allocated to other business segments where the customer relationships reside. A performance center's purpose is to foster cross-selling with a total profitability view of the products and services it manages. For example, the Global Markets Trading and Sales unit, within the Global Markets Group, is a performance center that manages the foreign exchange, derivatives, and fixed income securities activities within the Global Markets organization. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

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


                                        COMMUNITY BANKING                  COMMERCIAL FINANCIAL                 INTERNATIONAL
                                  AND INVESTMENT SERVICES GROUP               SERVICES GROUP                    BANKING GROUP
                                     YEARS ENDED DECEMBER 31,            YEARS ENDED DECEMBER 31,         YEARS ENDED DECEMBER 31,
                                -----------------------------------  ------------------------------   ----------------------------
                                      2001        2002         2003      2001      2002        2003      2001      2002       2003
                                ----------  ----------   ----------  --------  --------  ----------   -------   -------    -------
RESULTS OF OPERATIONS AFTER
  PERFORMANCE CENTER EARNINGS
(DOLLARS IN THOUSANDS):
  Net interest income........   $  689,618  $  772,999   $  884,863  $714,902  $678,759  $  829,592   $39,498   $38,196    $40,917
  Noninterest income.........      375,867     379,023      433,777   161,480   207,852     253,596    59,022    68,049     80,903
                                ----------  ----------   ----------  --------  --------  ----------   -------   -------    -------
  Total revenue..............    1,065,485   1,152,022    1,318,640   876,382   886,611   1,083,188    98,520   106,245    121,820
  Noninterest expense........      688,969     721,032      818,401   345,540   382,736     411,598    57,481    63,173     61,514
  Credit expense.............       41,612      33,628       31,716   149,635   190,402     159,027     4,424     1,905      2,103
                                ----------  ----------   ----------  --------  --------  ----------   -------   -------    -------
  Income before income tax
  expense....................      334,904     397,362      468,523   381,207   313,473     512,563    36,615    41,167     58,203
  Income tax expense.........      128,101     151,991      179,210   128,362   100,734     170,434    14,005    15,746     22,263
                                ----------  ----------   ----------  --------  --------  ----------   -------   -------    -------
  Net income (loss)..........   $  206,803  $  245,371   $  289,313  $252,845  $212,739  $  342,129   $22,610   $25,421    $35,940
                                ==========  ==========   ==========  ========  ========  ==========   =======   =======    =======


PERFORMANCE CENTER EARNINGS
  (DOLLARS IN THOUSANDS):
  Net interest income........   $      872  $      816   $      663  $(1,269)  $(1,234)  $     (491)  $    --   $    --    $    33
  Noninterest income.........      (11,380)    (48,649)     (42,905)   28,755    61,207      66,348       372     4,256      1,265
  Noninterest expense........       (7,535)    (37,237)     (35,329)    9,444    33,103      36,917       471     3,396        437
  Net income (loss)..........       (1,942)     (6,648)      (4,341)   11,321    16,791      18,027      (61)       531        531
  Total loans (dollars in
  millions)..................           20          25           25       (39)      (45)        (43)       --        --         --
AVERAGE BALANCES
  (DOLLARS IN MILLIONS):
  Total loans(1).............   $    8,896  $   10,084   $   11,462  $ 15,639   $14,113  $   12,853   $   987   $ 1,175    $ 1,537
  Total assets...............        9,780      10,867       12,489    17,564    15,929      14,847     1,342     1,500      1,967
  Total deposits(1)..........       13,386      14,613       16,902     8,050     9,857      12,715     1,419     1,492      1,551
FINANCIAL RATIOS:
  Risk adjusted return on
  capital....................           36%         43%          43%       14%       13%         21%       27%       38%        58%
  Return on average assets...         2.11        2.26         2.32      1.44      1.34        2.30      1.68      1.69       1.83
  Efficiency ratio(2)........        64.66       62.59        62.06     39.43     43.17       38.00     58.34     59.46      50.50


                                         GLOBAL                                                             UIONBANCAL
                                      MARKETS GROUP                         OTHER                           CORPORATION
                                 YEARS ENDED DECEMBER 31,           YEARS ENDED DECEMBER 31,           YEARS ENDED DECEMBER 31,
                              ------------------------------   ------------------------------    ----------------------------------
                               2001       2002         2003      2001      2002        2003         2001        2002        2003
                              -------   --------   ---------   -------   --------   ---------   ----------  ----------  ----------

RESULTS OF OPERATIONS
  AFTER PERFORMANCE CENTER
  EARNINGS
(DOLLARS IN THOUSANDS):
  Net interest income......   $18,874   $ (5,712)  $(254,047)  $61,150    $77,727   $  67,741   $1,524,042  $1,561,969  $1,569,066
  Noninterest income.......    19,633     10,104       7,674    52,064     20,247      18,303      668,066     685,275     794,253
                              -------   --------   ---------   -------   --------   ---------   ----------  ----------  ----------
  Total revenue............    38,507      4,392    (246,373)  113,214     97,974      86,044    2,192,108   2,247,244   2,363,319
  Noninterest expense......    24,095     16,000      16,261    75,751    114,024     100,579    1,191,836   1,296,965   1,408,353
  Credit expense (income)..       200        200         200    89,129    (51,135)   (118,046)     285,000     175,000      75,000
                              -------   --------   ---------   -------   --------   ---------   ----------  ----------  ----------
  Income (loss) before
  income tax expense
  (benefit)................    14,212    (11,808)   (262,834)  (51,666)    35,085     103,511      715,272     775,279     879,966
  Income tax expense
  (benefit)................     5,436     (4,517)   (100,534)  (42,060)   (16,578)     21,454      233,844     247,376     292,827
                              -------   --------   ---------   -------   --------   ---------   ----------  ----------  ----------
  Net income (loss)........    $8,776   $ (7,291)  $(162,300)  $(9,606)  $ 51,663   $  82,057   $  481,428  $  527,903  $  587,139
                              =======   ========   =========   =======   ========   =========   ==========  ==========  ==========


PERFORMANCE CENTER EARNINGS
  (DOLLARS IN THOUSANDS):
  Net interest income......   $    --   $     --   $    (621)  $   397   $    418   $     416   $       --  $       --  $       --
  Noninterest income.......   (25,347)   (30,242)    (38,671)    7,600     13,428      13,963           --          --          --
  Noninterest expense......    (4,914)    (5,422)     (7,684)    2,534      6,160       5,659           --          --          --
  Net income (loss)........   (12,618)   (15,326)    (19,518)    3,300      4,652       5,301           --          --          --
  Total loans (dollars in
  millions)................        --         --          --        19         20          18           --          --          --
AVERAGE BALANCES
  (DOLLARS IN MILLIONS):
  Total loans(1)...........   $    80   $    113   $     270   $   349   $    350   $     303   $   25,951  $   25,835  $   26,425
  Total assets.............     5,210      7,000      10,089       723        812       1,078       34,619      36,108      40,470
  Total deposits(1)........     2,928      1,810       1,006       759        981       1,272       26,542      28,753      33,446
FINANCIAL RATIOS:
  Risk adjusted return on
  capital..................         3%       (1)%        (16)%      na         na          na           na          na          na
  Return on average assets.      0.17      (0.10)      (1.61)       na         na          na         1.39%       1.46%       1.45%
  Efficiency ratio(2)......     62.57     364.30       (6.60)       na         na          na        54.32       57.64       59.53

-----------
(1) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income and noninterest income. Foreclosed asset expense (income) was $(0) million in 2001, $0.1 million in 2002 and ($0.1) million in 2003.

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

         In 2003, net income increased $43.9 million, or 18 percent, compared to 2002. Total revenue increased $166.6 million, or 15 percent, compared to a year earlier. Increased asset and deposit volumes offset the effect of a lower interest rate environment leading to an increase of $111.9 million, or 15 percent, in net interest income over the prior year. Excluding auto lease residual writedowns of $9.0 million and $0.3 million, in 2002 and 2003, respectively, and the impact of performance center earnings, noninterest income was $40.3 million, or 9 percent, higher than the prior year primarily due to our acquisitions of John Burnham & Company, in the fourth quarter of 2002, and Tanner Insurance Brokers, Inc., in the second quarter of 2003, and higher deposit-related service fees. Noninterest expense increased $97.4 million, or 14 percent, in 2003 compared to 2002, with the majority of that increase being attributable to higher salaries and employee benefits mainly related to acquisitions, deposit gathering, small business growth and residential loan growth over 2002.

         In 2003, the Community Banking and Investment Services Group continued to emphasize growing the consumer asset portfolio, expanding wealth management services, extending the small business franchise, expanding the branch network, and expanding cross selling activities throughout the Bank. The strategy for growing the consumer asset portfolio primarily focused on mortgage and home equity products that may be originated through the branch network, as well as through channels such as wholesalers, correspondents, and whole loan purchases. As of December 31, 2003, residential mortgages grew by $1.1 billion, or 17 percent, from the prior year. The Wealth Management division is focused on becoming a growing provider of banking and investment products for affluent individuals in geographic areas already served by us. We seek to provide quality service superior to that of our competitors and offer our customers an attractive product suite. Core elements of the initiative to extend our small business franchise include improving our sales force, increasing marketing activities, adding new locations, and developing online capabilities to complement physical distribution. It is anticipated that expansion of the distribution network will be achieved through acquisitions and new branch openings. During 2002, we completed our acquisitions of Valencia Bank and Trust, a commercial bank with $266 million in assets and five branches, and First Western Bank, a commercial bank with $224 million in assets and seven branches. On July 1, 2003, we completed the acquisition of Monterey Bay Bank, a $632 million asset savings and loan association headquartered in Watsonville, California, with eight full-service branches in the Greater Monterey Bay area. On January 16, 2004, we completed our acquisition of Business Bank of California, a commercial bank headquartered in San Bernardino, California, with $704 million in assets and fifteen full-service branches in the Southern California Inland Empire and the San Francisco Bay Area.

         The Community Banking and Investment Services Group is comprised of five major divisions: Community Banking, Wealth Management, Institutional Services and Asset Management, Consumer Asset Management, and Insurance Services.

         COMMUNITY BANKING serves its customers through 280 full-service branches in California, 4 full-service branches in Oregon and Washington, and a network of 551 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our WEBSITE at www.uboc.com. In addition, the division offers automated teller and point-of-sale merchant services.

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

         o Our brokerage products and services are provided through UBOC Investment Services, Inc., a registered broker/dealer offering investment products to individuals and institutional clients, whose primary strategy is to further penetrate our existing client base.

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

         o Institutional Services provides custody, corporate trust, and retirement plan services. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues. Retirement Services provides a full range of defined benefit and defined contribution administrative services, including trustee services, administration, investment management, and 401(k) valuation services. The client base of Institutional Services includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers, and non-profit organizations. Institutional Services' strategy is to continue to leverage and expand its position in our target markets.

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

         INSURANCE SERVICES provides a range of risk management services and insurance products to business and retail customers. The group, which includes our 2001 acquisition of Armstrong/Robitaille, Inc., our 2002 acquisition of John Burnham & Company, and our 2003 acquisitions of Tanner Insurance Brokers, Inc. and Knight Insurance Agency, offers its risk management and insurance products through offices in California and Oregon.

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

         In 2003, net income increased $129.4 million, or 61 percent, compared to 2002. Net interest income increased $150.8 million, or 22 percent, partially attributable to the impact of increasing deposit balances and a lower cost of funds resulting from the lower interest rate environment. Beginning in 2003, the transfer pricing credit for funds provides for a floor on analyzed demand deposit account balances, which was triggered during the first quarter of 2003. Had such a floor existed in 2002, net interest income would have been approximately $19 million higher. Excluding higher income in the private equity portfolio of $17.8 million, mainly related to lower writedowns on private capital investments in 2003 compared to 2002, noninterest income increased $28.0 million, or 13 percent. This 13 percent increase was mainly attributable to higher deposit-related service fees. Noninterest expense increased $28.9 million, or 8 percent, compared to a year earlier due to higher expenses to support increased product sales and deposit volume. Credit expense decreased $31.4 million mainly attributable to a refinement in the RAROC allocation of capital and expected losses and lower loan balances year-over-year.

         The group's initiatives during 2003 included expanding wholesale deposit activities and increasing domestic trade financing. Loan strategies included originating, underwriting and syndicating loans in core competency markets, such as the California middle-market, commercial real estate, energy, entertainment, equipment leasing and commercial finance. The Commercial Financial Services Group provides strong processing services, including services such as check processing, front-end item processing, cash vault services and digital imaging.

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

         The Check Clearing for the 21st Century Act (Check 21) was signed into law on October 28, 2003, and will become effective on October 28, 2004. Check 21 is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation (that is, the banking process by which cancelled original checks are not returned to the customer with the customer's regular bank statement). The law facilitates check truncation by creating a new negotiable instrument called a substitute check, which would permit banks to truncate original checks, to process check information electronically, and to deliver substitute checks to banks that want to continue receiving paper checks. A substitute check will be the legal equivalent of the original check and will include all the information contained on the original check. The law does not require banks to accept checks in electronic form nor does it require banks to use the new authority granted by Check 21 to create substitute checks. The detailed regulations regarding Check 21 are still pending. In order to manage and control the changes which may be necessitated by Check 21, we have established a "Check 21 Initiative Project Management Structure," composed of representatives from many of our operating units. The objective of this initiative is to allow us to prioritize and allocate our resources and mitigate risk to our ongoing operations. It is not possible at this time to predict the long-term financial impact of Check 21 on our business.

         The group's main strategy is to target industries and companies for which the group can reasonably expect to be one of a customer's primary banks. Consistent with its strategy, the group attempts to serve a large part of its targeted customers' credit and depository needs. The group competes with other banks primarily on the basis of the quality of its relationship managers, the delivery of quality customer service, and its reputation as a "business bank." The group also competes with a variety of other financial services companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, the group competes with investment banks, commercial finance companies, leasing companies, and insurance companies.

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

         In 2003, net income increased $10.5 million, or 41 percent, compared to 2002. Total revenue in 2003 increased $15.6 million, or 15 percent, compared to 2002. Net interest income increased $2.8 million, or 7 percent, from 2002, mainly attributable to both higher deposit and loan volumes. Noninterest income was $12.9 million, or 19 percent, higher than 2002 primarily attributed to a $9.0 million gain on the call of a Mexican Brady Bond in the second quarter of 2003. Noninterest expense decreased $1.7 million, or 3 percent, compared to 2002. Credit expense of $2.1 million was relatively unchanged from 2002. The International Banking Group's business revolves around short-term trade financing, mostly to banks, which provides service-related income, as well as significantly lower credit risk when compared to other lending activities.

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

         In 2003, net loss was $162.3 million compared to a net loss of $7.3 million in 2002. Total revenue in 2003 decreased by $250.8 million, compared to 2002, resulting from a $248.3 million decrease in net interest income. The decrease in net interest income was primarily attributable to a higher transfer pricing residual in 2003 resulting from significantly higher year-over-year growth in deposits, which are priced on longer-term liability rates, compared to credits on earning assets, which are priced on shorter-term lending rates. Beginning in 2003, the transfer pricing credit for funds provides for a floor on analyzed demand deposit account balances, which was triggered during the first quarter 2003. Had such a floor existed in 2002, net interest income would have declined by approximately $19 million. Noninterest income was $2.4 million, or 24 percent, lower than 2002, mainly attributable to losses of $2.3 million on the sale of available for sale securities in 2003. Compared to 2002, noninterest expense of $16.3 million in 2003 was relatively unchanged.

         OTHER

         "Other" includes the following items:

         o corporate activities that are not directly attributable to one of the four major business units. Included in this category are certain other nonrecurring items such as the results of operations of certain parent company non-bank subsidiaries and the elimination of the fully taxable-equivalent basis amount;

         o the adjustment between the credit expense under RAROC and the provision for credit losses under US GAAP and earnings associated with unallocated equity capital;

         o the adjustment between the tax expense calculated under RAROC using a tax rate of 38.25 percent and the Company's effective tax rates;

         o the Pacific Rim Corporate Group, with assets of $325 million at December 31, 2003, which offers a range of credit, deposit, and investment management products and services to companies in the US, which are affiliated with companies headquartered in Japan; and

         o        the residual costs of support groups.

         Net income for "Other" in 2003 was $82.1 million. The results were impacted by the following factors:

         o Credit expense (income) of ($118.0) million was due to the difference between the $75.0 million in provision for credit losses calculated under our US GAAP methodology and the $193.0 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

         o Net interest income of $67.7 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

         o        Noninterest income of $18.3 million; and

         o        Noninterest expense of $100.6 million.

         Net income for "Other" in 2002 was $51.7 million. The results were impacted by the following factors:

         o Credit expense (income) of ($51.1) million was due to the difference between the $175.0 million in provision for credit losses calculated under our US GAAP methodology and the $226.1 million in expected losses for the reportable business segments, which utilizes the RAROC methodology; offset by

         o Net interest income of $77.7 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

         o        Noninterest income of $20.2 million; and

         o        Noninterest expense of $114.0 million.

CERTAIN BUSINESS RISK FACTORS

         ADVERSE CALIFORNIA ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS

         A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the decline in the technology sector, the California state government's budgetary difficulties and continuing fiscal difficulties. We have various banking relationships with the California State government, including credit and deposit relationships and funds transfer arrangements. If economic conditions in California decline, we expect that our level of problem assets could increase and our business' prospects for growth could be impaired. On March 2, 2004, the California electorate approved certain ballot measures, including a one-time economic recovery bond issue of up to $15 billion to pay off the State's accumulated general fund deficit. While these measures are expected to provide near-term relief for State government's fiscal situation, the State of California continues to face fiscal challenges, the long-term impact of which, on the State's economy, cannot be predicted with any certainty.

         THE CONTINUING WAR ON TERRORISM COULD ADVERSELY AFFECT US ECONOMIC CONDITIONS

         Acts or threats of terrorism and actions taken by the US or other governments as a result of such acts or threats may result in a downturn in US economic conditions and could adversely affect business and economic conditions in the US generally and in our principal markets.

         ADVERSE ECONOMIC FACTORS AFFECTING CERTAIN INDUSTRIES COULD ADVERSELY AFFECT OUR BUSINESS

         We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to residential real estate. Accordingly, a downturn in the real estate and housing industries in California could have an adverse effect on our operations. We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the communications / media industry, the retail industry, the airline industry, the power industry and the technology industry. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs.

         RISKS ASSOCIATED WITH CURTAILED MARKET ACCESS OF POWER COMPANIES COULD AFFECT OUR PORTFOLIO CREDIT QUALITY

         The failure of Enron Corporation, coupled with continued turbulence in the energy markets, has significantly impacted debt ratings and equity valuations of a broad spectrum of power companies, particularly those involved in energy trading and in deregulated or nonregulated markets. These developments have sharply reduced these companies' ability to access public debt and equity markets, contributing to heightened liquidity pressures. Should these negative trends continue and/or intensify, the credit quality of certain of our borrowers could be adversely affected.

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

         STOCKHOLDER VOTES ARE CONTROLLED BY BTM; OUR INTERESTS MAY NOT BE THE SAME AS BTM'S INTERESTS

         BTM, a wholly owned subsidiary of Mitsubishi Tokyo Financial Group, Inc., owns a majority (approximately 63 percent as of December 31, 2003) of the outstanding shares of our common stock. As a result, BTM can elect all of our directors and can control the vote on all matters, including determinations such as: approval of mergers or other business combinations; sales of all or substantially all of our assets; any matters submitted to a vote of our stockholders; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to common stock or other equity securities; and other matters that might be favorable to BTM.

         A majority of our directors are independent of BTM and are not officers or employees of UnionBanCal Corporation or any of our affiliates, including BTM. However, because of BTM's control over the election of our directors, BTM could change the composition of our Board of Directors so that the Board would not have a majority of independent directors. BTM's ability to prevent an unsolicited bid for us or any other change in control could have an adverse effect on the market price for our common stock.

         POSSIBLE FUTURE SALES OF SHARES BY BTM COULD ADVERSELY AFFECT THE MARKET FOR OUR STOCK

         BTM may sell shares of our common stock in compliance with the federal securities laws. By virtue of BTM's current control of us, BTM could sell large amounts of shares of our common stock by causing us to file a registration statement that would allow them to sell shares more easily. In addition, BTM could sell shares of our common stock without registration. Although we can make no prediction as to the effect, if any, that such sales would have on the market price of our common stock, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock. If BTM sells or transfers shares of our common stock as a block, another person or entity could become our controlling stockholder.

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

         Certain directors and officers' ownership interests in BTM's common stock or service as a director or officer or other employee of both us and BTM could create or appear to create potential conflicts of interest, especially since both of us compete in the US banking industry.

         SUBSTANTIAL COMPETITION IN THE CALIFORNIA BANKING MARKET COULD ADVERSELY AFFECT US

         Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us. Some of our competitors are community banks that have strong local market positions. Other competitors include large, financial institutions that have substantial capital, technology and marketing resources. Such large, financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                           -----

Consolidated Statements of Income for the Years Ended December 31,
  2001, 2002, and 2003...............................................       F-47
Consolidated Balance Sheets as of December 31, 2002 and 2003.........       F-48
Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended December 31, 2001, 2002, and 2003......................       F-49
Consolidated Statements of Cash Flows for the Years Ended December
  31, 2001, 2002, and 2003...........................................       F-50
Notes to Consolidated Financial Statements...........................       F-51
Management Statement.................................................      F-103
Independent Auditors' Report.........................................      F-104


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                      ------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                               2001            2002            2003
---------------------------------------------                                         ----------      ----------      ----------
INTEREST INCOME
Loans........................................................................         $1,883,835      $1,519,335      $1,403,293
Securities...................................................................            294,066         315,956         348,718
Interest bearing deposits in banks...........................................              2,850           2,806           3,990
Federal funds sold and securities purchased under resale agreements..........              6,844          13,478          10,203
Trading account assets.......................................................              7,716           4,397           3,459
                                                                                      ----------      ----------      ----------
  Total interest income......................................................          2,195,311       1,855,972       1,769,663
                                                                                      ----------      ----------      ----------
INTEREST EXPENSE
Domestic deposits............................................................            445,486         215,138         151,004
Foreign deposits.............................................................             69,830          21,110          10,232
Federal funds purchased and securities sold under repurchase agreements......             52,153           6,030           3,401
Commercial paper.............................................................             52,439          16,645           8,508
Medium and long-term debt....................................................             10,445           9,344           7,845
Preferred securities and trust notes.........................................             20,736          15,625          14,510
Other borrowed funds.........................................................             20,180          10,111           5,097
                                                                                      ----------      ----------      ----------
  Total interest expense.....................................................            671,269         294,003         200,597
                                                                                      ----------      ----------      ----------
NET INTEREST INCOME..........................................................          1,524,042       1,561,969       1,569,066
Provision for credit losses..................................................            285,000         175,000          75,000
                                                                                      ----------      ----------      ----------
  Net interest income after provision for credit losses......................          1,239,042       1,386,969       1,494,066
                                                                                      ----------      ----------      ----------
NONINTEREST INCOME
Service charges on deposit accounts..........................................            245,116         275,820         311,417
Trust and investment management fees.........................................            154,092         143,953         136,347
International commissions and fees...........................................             71,337          76,956          86,505
Insurance commissions........................................................              1,445          27,847          62,652
Card processing fees, net....................................................             30,638          35,318          37,520
Brokerage commissions and fees...............................................             35,835          35,625          31,755
Merchant banking fees........................................................             33,532          32,314          30,990
Foreign exchange gains, net..................................................             26,565          28,548          30,000
Securities gains, net........................................................             23,896           2,502           9,309
Other........................................................................             45,610          26,392          57,758
                                                                                      ----------      ----------      ----------
  Total noninterest income...................................................            668,066         685,275         794,253
                                                                                      ----------      ----------      ----------
NONINTEREST EXPENSE
Salaries and employee benefits...............................................            659,840         731,166         808,804
Net occupancy................................................................             95,152         106,592         124,274
Equipment....................................................................             64,357          66,160          65,394
Communications...............................................................             50,439          53,382          52,087
Professional services........................................................             38,480          44,851          48,558
Data processing..............................................................             35,732          32,589          31,574
Foreclosed asset expense (income)............................................               (13)             146            (84)
Other........................................................................            247,849         262,079         277,746
                                                                                      ----------      ----------      ----------
  Total noninterest expense..................................................          1,191,836       1,296,965       1,408,353
                                                                                      ----------      ----------      ----------
Income before income taxes...................................................            715,272         775,279         879,966
Income tax expense...........................................................            233,844         247,376         292,827
                                                                                      ----------      ----------      ----------
NET INCOME...................................................................         $  481,428      $  527,903      $  587,139
                                                                                      ==========      ==========      ==========

NET INCOME PER COMMON SHARE--BASIC............................................        $     3.05      $     3.41      $     3.94
                                                                                      ==========      ==========      ==========

NET INCOME PER COMMON SHARE--DILUTED..........................................        $     3.04      $     3.38      $     3.90
                                                                                      ==========      ==========      ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC.............................           157,845         154,758         148,917
                                                                                      ==========      ==========      ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED...........................           158,623         156,415         150,645
                                                                                      ==========      ==========      ==========


         See accompanying notes to consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                             DECEMBER 31,
                                                                                                   -----------------------------
(DOLLARS IN THOUSANDS)                                                                                    2002              2003
-----------------------------------------------------------------------------------------------    -----------       -----------
ASSETS
Cash and due from banks........................................................................    $ 2,823,573       $ 2,494,127
Interest bearing deposits in banks.............................................................        278,849           235,158
Federal funds sold and securities purchased under resale agreements............................      1,049,700           769,720
                                                                                                   -----------       -----------
  Total cash and cash equivalents..............................................................      4,152,122         3,499,005
Trading account assets.........................................................................        276,021           252,929
Securities available for sale:
  Securities pledged as collateral.............................................................        157,823           106,560
  Held in portfolio............................................................................      7,109,498        10,660,332
Loans (net of allowance for credit losses: 2002, $609,190; 2003, $532,970)                          26,118,893        25,401,783
Due from customers on acceptances..............................................................         62,469            71,078
Premises and equipment, net....................................................................        504,666           509,734
Intangible assets..............................................................................         38,518            49,592
Goodwill.......................................................................................        150,542           226,556
Other assets...................................................................................      1,599,221         1,720,898
                                                                                                   -----------       -----------
  Total assets.................................................................................    $40,169,773       $42,498,467
                                                                                                   ===========       ===========

LIABILITIES
Domestic deposits:
  Noninterest bearing..........................................................................    $15,537,906       $16,668,773
  Interest bearing.............................................................................     15,258,479        17,146,858
Foreign deposits:
  Noninterest bearing..........................................................................        583,836           619,249
  Interest bearing.............................................................................      1,460,594         1,097,403
                                                                                                   -----------       -----------
  Total deposits...............................................................................     32,840,815        35,532,283
Federal funds purchased and securities sold under repurchase agreements........................        334,379           280,968
Commercial paper...............................................................................      1,038,982           542,270
Other borrowed funds...........................................................................        267,047           212,088
Acceptances outstanding........................................................................         62,469            71,078
Other liabilities..............................................................................      1,083,836           934,916
Medium and long-term debt......................................................................        418,360           820,488
Junior subordinated debt payable to subsidiary grantor trust...................................             --           363,940
UnionBanCal Corporation-obligated mandatorily redeemable preferred securities of subsidiary
  grantor trust................................................................................        365,696                --
                                                                                                   -----------       -----------
  Total liabilities............................................................................     36,411,584        38,758,031
                                                                                                   -----------       -----------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock:
  Authorized 5,000,000 shares, no shares issued or outstanding at December 31, 2002 or 2003....             --                --
Common stock, no stated value per share at December 31, 2002, and par value of $1 per share at
  December 31, 2003(1):
  Authorized 300,000,000 shares, issued 150,702,363 shares in 2002 and 146,000,156 shares in 2003      926,460           146,000
Additional paid-in capital.....................................................................             --           555,156
Treasury stock-- 242,000 shares as of December 31, 2003........................................             --          (12,846)
Retained earnings..............................................................................      2,591,635         2,999,884
Accumulated other comprehensive income.........................................................        240,094            52,242
                                                                                                   -----------       -----------
      Total stockholders' equity                                                                     3,758,189         3,740,436
                                                                                                   -----------       -----------
  Total liabilities and stockholders' equity...................................................    $40,169,773       $42,498,467
                                                                                                   ===========       ===========

-----------
(1) On September 30, 2003, UnionBanCal Corporation changed its state of incorporation from California to Delaware, establishing a par value of $1 per share of common stock.

          See accompanying notes to consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                        ACCUMULATED         TOTAL
                                                                 ADDITIONAL                                   OTHER        STOCK-
                                        NUMBER       COMMON       PAID-IN     TREASURY      RETAINED  COMPREHENSIVE      HOLDERS'
(IN THOUSANDS, EXCEPT SHARES)        OF SHARES        STOCK       CAPITAL        STOCK      EARNINGS         INCOME        EQUITY
---------------------------------- -----------   ----------       ---------   --------    ----------  -------------    ----------

BALANCE DECEMBER 31, 2000......    159,234,454   $1,275,587       $      --   $     --    $1,906,093       $ 29,885    $3,211,565

Comprehensive income
  Net income--2001..............                                                             481,428                      481,428
  Other comprehensive income,
    net of tax:
    Cumulative effect of accounting
      change (SFAS No. 133)(1)...                                                                            22,205        22,205
    Net change in unrealized gains
      on cash flow hedges..........                                                                          40,635        40,635
    Net change in unrealized gains
      on securities available for
      sale                                                                                                   41,392        41,392
  Foreign currency translation
    adjustment                                                                                               (1,014)       (1,014)
  Minimum pension liability
    adjustment                                                                                                 (170)         (170)
                                                                                                                       ----------
Total comprehensive income.....                                                                                           584,476
Dividend reinvestment plan.....         20,402           44                                                                    44
Deferred compensation--restricted
  stock awards.................          5,058          190                                    1,599                        1,789
Stock options exercised........        557,597       13,733                                                                13,733
Common stock repurchased(2)....     (3,334,000)    (107,629)                                                             (107,629)
Dividends declared on common
  stock, $1.00 per share(3)....                                                             (157,736)                    (157,736)
                                                 ----------       ---------   --------    ----------       --------    ----------
Net change.....................                     (93,662)             --         --       325,291        103,048       334,677
                                   -----------   ----------       ---------   --------    ----------       --------    ----------
BALANCE DECEMBER 31, 2001......    156,483,511   $1,181,925       $      --   $     --    $2,231,384       $132,933    $3,546,242
                                                 ----------       ---------   --------    ----------       --------    ----------
Comprehensive income
  Net income-2002..............                                                              527,903                      527,903
  Other comprehensive income,
    net of tax:
  Net change in unrealized gains
    on cash flow hedges..........                                                                            41,528        41,528
  Net change in unrealized gains on
    securities available for sale                                                                            64,179        64,179
  Foreign currency translation
    adjustment                                                                                                1,556         1,556
  Minimum pension liability
    adjustment                                                                                                 (102)         (102)
                                                                                                                       ----------
Total comprehensive income.....                                                                                           635,064
Dividend reinvestment plan.....         19,881           99                                                                    99
Deferred compensation--restricted
  stock awards.................          5,541          255                                      (59)                         196
Stock options exercised........      2,187,170       75,311                                                                75,311
Stock issued in acquisitions...      1,221,577       54,830                                                                54,830
Common stock repurchased(2)....     (9,215,317)    (385,960)                                                             (385,960)
Dividends declared on common
  stock, $1.09 per share(3)....                                                             (167,593)                    (167,593)
                                                 ----------       ---------   --------    ----------       --------    ----------
Net change.....................                    (255,465)             --         --       360,251        107,161       211,947
                                   -----------   ----------       ---------   --------    ----------       --------    ----------
BALANCE DECEMBER 31, 2002......    150,702,363   $  926,460       $      --   $     --    $2,591,635       $240,094    $3,758,189
                                                 ----------       ---------   --------    ----------       --------    ----------
Comprehensive income...........
  Net income-2003..............                                                              587,139                      587,139
  Other comprehensive income,
    net of tax:
    Net change in unrealized losses
      on cash flow hedges..........                                                                         (60,582)      (60,582)
    Net change in unrealized losses
      on securities available for
      sale.........................                                                                        (124,915)     (124,915)
    Foreign currency translation
      adjustment                                                                                                356           356
    Minimum pension liability
      adjustment                                                                                             (2,711)       (2,711)
                                                                                                                       ----------
Total comprehensive income.....                                                                                           399,287
Reincorporation(4).............                    (520,876)        520,876                                                    --
Dividend reinvestment plan.....          5,731           34              22                                                    56
Deferred compensation--restricted
  stock awards.................          6,000          282                                     (46)                          236
Stock options exercised........      1,912,323       36,686          34,258                                                70,944
Stock issued in acquisitions...      1,149,106       48,254                                                                48,254
Common stock repurchased(2)....     (7,775,367)    (344,840)                   (12,846)                                  (357,686)
Dividends declared on common
  stock, $1.21 per share(3)....                                                             (178,844)                    (178,844)
                                                 ----------       ---------   --------    ----------       --------    ----------
Net change.....................                    (780,460)        555,156    (12,846)      408,249       (187,852)      (17,753)
                                   -----------   ----------       ---------   --------    ----------       --------    ----------
BALANCE DECEMBER 31, 2003......    146,000,156   $  146,000       $ 555,156   $(12,846)   $2,999,884       $ 52,242    $3,740,436
                                   ===========   ==========       =========   ========    ==========       ========    ==========

-----------
(1) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

(2) Common stock repurchased includes commission costs. All repurchases subsequent to September 29, 2003, are reflected in Treasury Stock.

(3) Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

(4) On September 30, 2003, UnionBanCal Corporation changed its state of incorporation from California to Delaware, establishing a par value of $1 per share of common stock.

          See accompanying notes to consolidated financial statements.



                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEARS ENDED DECEMBER 31,
                                                                              --------------------------------------------------
(DOLLARS IN THOUSANDS)                                                                2001               2002               2003
-------------------------------------------------------------------------     ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................     $    481,428       $    527,903       $    587,139
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses..........................................          285,000            175,000             75,000
    Depreciation, amortization and accretion.............................           81,487             87,040            119,035
    Provision for deferred income taxes..................................           58,655             38,448             52,916
    Gain on sales of securities available for sale, net..................          (23,896)            (2,502)            (9,309)
    Net increase in prepaid expenses.....................................          (44,746)          (167,188)           (85,240)
    Net increase (decrease) in accrued expenses..........................          172,605            144,329            (93,983)
    Net (increase) decrease in trading account assets....................          109,998            (46,324)            23,092
    Loans originated for resale..........................................       (1,008,198)          (754,474)          (306,510)
    Net proceeds from sale of loans originated for resale................          949,476            712,777            336,794
    Other, net of acquisitions...........................................          (46,174)          (254,319)          (219,299)
                                                                              ------------       ------------       ------------
      Total adjustments..................................................          534,207            (67,213)          (107,504)
                                                                              ------------       ------------       ------------
  Net cash provided by operating activities..............................        1,015,635            460,690            479,635
                                                                              ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale...................          917,263            176,731            312,489
  Proceeds from matured and called securities available for sale.........        1,007,273          1,472,573          3,368,796
  Purchases of securities available for sale.............................       (3,510,621)        (3,116,001)        (7,363,168)
  Net purchases of premises and equipment................................          (95,041)           (87,521)           (96,005)
  Net decrease (increase) in loans.......................................          824,811         (1,623,261)         1,132,237
  Net cash received (used) in acquisitions...............................               --             86,590            (60,920)
  Other, net.............................................................           36,771             29,548              1,053
                                                                              ------------       ------------       ------------
  Net cash used in investing activities..................................         (819,544)        (3,061,341)        (2,705,518)
                                                                              ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits...............................................        1,273,016          3,852,835          2,224,742
  Net decrease in federal funds purchased and securities sold
   under repurchase agreements...........................................         (968,853)           (84,435)           (53,411)
  Net decrease in commercial paper and other borrowed funds..............         (104,180)          (225,031)          (551,671)
  Proceeds from issuance of debt.........................................          200,000                 --            398,548
  Common stock repurchased...............................................         (107,629)          (385,960)          (357,686)
  Payments of cash dividends.............................................         (158,406)          (164,440)          (175,795)
  Stock options exercised................................................           13,733             75,311             70,944
  Other, net.............................................................           11,577              1,655                412
                                                                              ------------       ------------       ------------
  Net cash provided by financing activities..............................          159,258          3,069,935          1,556,083
                                                                              ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents.....................          355,349            469,284           (669,800)
Cash and cash equivalents at beginning of year...........................        3,322,979          3,664,954          4,152,122
Effect of exchange rate changes on cash and cash equivalents.............          (13,374)            17,884             16,683
                                                                              ------------       ------------       ------------
Cash and cash equivalents at end of year.................................     $  3,664,954       $  4,152,122       $  3,499,005
                                                                              ============       ============       ============


CASH PAID DURING THE YEAR FOR:
  Interest...............................................................     $    747,271       $    311,299       $    201,853
  Income taxes...........................................................           99,735            166,875            238,515
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisitions:
    Fair value of assets acquired........................................     $         --       $    571,065       $    721,749
    Purchase price:
      Cash...............................................................               --            (52,524)           (83,597)
      Stock issued.......................................................               --            (54,830)           (48,254)
                                                                              ------------       ------------       ------------
    Fair value of liabilities assumed....................................     $         --       $    463,711       $    589,898
                                                                              ============       ============       ============


  Loans transferred to foreclosed assets (OREO) and/or distressed loans
    held for sale........................................................     $      1,677       $        826       $      6,381
  Securities transferred from held to maturity to available for sale.....           23,529                 --                 --


          See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2002, AND 2003



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

         The Bank of Tokyo-Mitsubishi, Ltd. (BTM), which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group, Inc., owned approximately 63 percent of the Company's outstanding common stock at December 31, 2003.

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

         TRADING ACCOUNT ASSETS

         Trading account assets consist of securities and loans that management acquires with the intent to hold for short periods of time in order to take advantage of anticipated changes in market values. Substantially all of these assets are securities with a high degree of liquidity and readily determinable market value. Interest

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)


earned, paid, or accrued on trading account assets is included in interest income using a method that produces a level yield. Realized gains and losses from the close-out of trading account positions and unrealized market value adjustments are recognized in noninterest income.

         Included in trading account assets are the unrealized gains related to a variety of interest rate derivative contracts, primarily swaps and options, and foreign exchange contracts, entered into either for trading purposes, based on management's intent at inception, or as an accommodation to customers.

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

         SECURITIES AVAILABLE FOR SALE

         The Company's securities portfolios consist of debt and equity securities that are classified as securities available for sale.

         Debt securities and equity securities with readily determinable market values that are not classified as trading account assets are classified as securities available for sale and carried at fair value, with the unrealized gains or losses reported net of taxes as a component of accumulated other comprehensive income (loss) in stockholders' equity until realized.

         Interest income on debt securities includes the amortization of premiums and the accretion of discounts using the effective interest method and is included in interest income on securities. Dividend income on equity securities is included in noninterest income.

         The Company recognizes other-than-temporary impairment on its securities available for sale portfolio when it is likely that it will not recover its principal. A security is subject to quarterly impairment testing when its fair value is lower than its carrying value. The Company excludes from impairment testing debt securities that are backed by the full faith and credit of the U.S. government or investment grade and purchased at a premium below 10% of par. Typical securities in our portfolio that are subject to other-than-temporary impairment are collateralized loan obligations (CLOs), commercial mortgage conduits and equity securities with readily determinable market values. In calculating the level of other-than-temporary impairment, the Company considers expected cash flows utilizing a number of assumptions such as recovery rates, default rates and reinvestment rates, business models, current and projected financial performance, and overall economic market conditions.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)


         LOANS HELD FOR INVESTMENT AND LOANS HELD FOR SALE

         Loans are reported at the principal amounts outstanding, net of unamortized nonrefundable loan fees and related direct loan origination costs. Deferred net fees and costs related to loans held for investment are recognized in interest income over the loan term using a method that generally produces a level yield on the unpaid loan balance. Nonrefundable fees and direct loan origination costs related to loans held for sale are deferred and recognized as a component of the gain or loss on sale. Interest income is accrued principally on a simple interest basis. Loans held for sale are carried at the lower of cost or market with changes in value recognized in other noninterest income.

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

         When a loan is placed on nonaccrual, all previously accrued but uncollected interest is reversed against current period operating results. All subsequent payments received are first applied to unpaid principal and then to uncollected interest. Interest income is accrued at such time as the loan is brought fully current as to both principal and interest, and, in management's judgment, such a loan is considered to be fully collectible. However, Company policy also allows management to continue the recognition of interest income on certain loans designated as nonaccrual. This portion of the nonaccrual portfolio is referred to as "Cash Basis Nonaccrual" loans. This policy only applies to loans that are well-secured and in management's judgment are considered to be fully collectible. Although the accrual of interest is suspended, any payments received may be applied to the loan according to its contractual terms and interest income recognized when cash is received.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)


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

         Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess.

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

         The allowance also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. Additionally, some impaired loans with commitments of less than $1 million are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement. In addition, the impairment allowance may include amounts related to certain qualitative factors that have yet to manifest themselves in the other measurements. Impairment is recognized as a component of the existing allowance for credit losses.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)


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

         Intangible assets are amortized either using the straight-line method or a method that patterns the manner in which the economic benefit is consumed. Intangible assets are typically amortized over their estimated period of benefit ranging from six to fifteen years, although some intangible assets may have useful lives which extend to 30 years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Since December 31, 2001, intangible assets are subject to amortization.

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

         At December 31, 2003, other assets included $9.8 million of performing commercial loans held for sale.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS CONTINUED


         PRIVATE CAPITAL INVESTMENTS

         Private capital investments include direct investments in private companies and indirect investments in private equity funds. These investments are initially valued at cost and subsequent adjustments to fair value are estimated based on a company's business model, current and projected financial performance, liquidity and overall economic and market conditions. These investments are valued at the lower of cost or market, with changes reflected in noninterest income.

         DERIVATIVE INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING

         The Company enters into a variety of derivative contracts as a means of reducing the Company's interest rate and foreign exchange exposures. At inception, these contracts, i.e., hedging instruments, are evaluated in order to determine if the hedging instrument will be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness, which arises during the hedging relationship, is recognized in noninterest expense in the period in which it arises. All qualifying hedge instruments are valued at fair value and included in other assets or other liabilities. For fair value hedges of interest bearing assets or liabilities, the change in the fair value of the hedged item and the hedging instrument, to the extent effective, is recognized in net interest income. For all other fair value hedges, the changes in the fair value of the hedged item and changes in fair value of the derivative are recognized in noninterest income. For cash flow hedges, the unrealized changes in fair value to the extent effective are recognized in other comprehensive income. Amounts realized on cash flow hedges related to variable rate loans are recognized in net interest income in the period when the cash flow from the hedged item is realized. The fair value of cash flow hedges related to forecasted transactions is recognized in noninterest expense in the period when the forecasted transaction occurs.

         FOREIGN CURRENCY TRANSLATION

         Assets, liabilities and results of operations for foreign branches are recorded based on the functional currency of each branch. Since the functional currency of the branches is the local currency, the net assets are remeasured into U.S. dollars using a combination of current and historical exchange rates. The resulting gains or losses are included in stockholders' equity, as a component of accumulated other comprehensive income (loss), on a net of tax basis.

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

                     UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)


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

         At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 14. Only restricted stock awards have been reflected in compensation expense, while all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                                                            YEAR ENDED DECEMBER 31,
                                                                                     -----------------------------------
(DOLLARS IN THOUSANDS)                                                                  2001          2002         2003
------------------------------------------------------------------------------       --------      --------     --------

As reported net income........................................................       $481,428      $527,903     $587,139
Stock-based employee compensation expense (determined under
  fair value based method for all awards, net of taxes)........................       (16,678)      (23,844)     (26,258)
                                                                                     --------      --------     --------
Pro forma net income, after stock-based employee compensation expense.........       $464,750      $504,059     $560,881
                                                                                     ========      ========     ========

Net income per common share--basic
                                                                    As reported         $3.05         $3.41        $3.94
                                                                      Pro forma         $2.94         $3.26        $3.77
Net income per common share--diluted
                                                                    As reported         $3.04         $3.38        $3.90
                                                                      Pro forma         $2.93         $3.22        $3.72

         Compensation cost associated with the Company's unvested restricted stock issued under the management stock plan is measured based on the market price of the stock at the grant date and is expensed

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)


over the vesting period. Compensation expense related to restricted stock awards for the years ended December 31, 2001, 2002, and 2003 was not significant.

         Compensation cost associated with the Company's Performance Share Plan, described more fully in Note 14, is accounted for in accordance with APB No. 25.

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

         COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
           SUBSIDIARY GRANTOR TRUST (TRUST PREFERRED SECURITIES) AND JUNIOR SUBORDINATED DEBT PAYABLE TO SUBSIDIARY GRANTOR TRUST (TRUST NOTES)

         Trust preferred securities and trust notes (as of October 1, 2003) are accounted for as liabilities on the balance sheet. Dividends (or distributions) on trust preferred securities and interest on trust notes are treated as interest expense on an accrual basis.

         Additional information on the trust preferred securities and trust notes can be found in Note 12.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and intangible assets acquired in transactions completed after June 30, 2001 are accounted for in accordance with the amortization and nonamortization provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement requires that goodwill and some intangible assets be tested for impairment at least annually by comparing the fair value of those assets with their recorded amounts. Note 4 includes a summary of the Company's goodwill and other intangible assets as well as the impact of the adoption of SFAS No. 142.

                     UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)


         ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of the asset. This Statement was effective for the Company on January 1, 2003 and did not have a material impact on the Company's financial position or results of operations.

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

         ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement replaces the accounting and reporting provisions of Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that costs associated with an exit or disposal activity be recognized when a liability is incurred rather than at the date an entity commits to an exit plan. This Statement was effective on January 1, 2003 and did not have a material impact on the Company's financial position or results of operation.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of the Statement, with certain exceptions, are required to be applied prospectively. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

         ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF
           BOTH LIABILITIES AND EQUITY

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how the Company

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)


should classify and measure certain financial instruments with characteristics of both liabilities and equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and to other instruments effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

         ACCOUNTING FOR EMPLOYERS DISCLOSURES ABOUT PENSIONS AND OTHER
           POSTRETIREMENT BENEFITS

         In December 2003, the FASB issued SFAS No. 132R, a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106." The Statement expands the disclosure requirements of SFAS No. 132 to include information describing types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net period benefit costs of defined pension plans and other defined benefit postretirement plans. The Statement is effective for financial statements with fiscal years ending after December 15, 2003. The expanded disclosures required by SFAS No. 132R are disclosed in Note 7.

         ACCOUNTING FOR GUARANTORS AND DISCLOSURE REQUIREMENTS FOR GUARANTEES,
           INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the existing disclosure requirements for most guarantees and requires that guarantors recognize a liability for the fair value of certain guarantees at inception. The disclosure requirements of this Interpretation were effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this Interpretation were applied on a prospective basis to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 21. The adoption of this Interpretation did not have a material impact on the Company's financial position or results of operations.

         CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 provides guidance on how to identify a variable interest entity (VIE), and when the assets, liabilities, noncontrolling interests and result of operations of a VIE need to be included in a company's consolidated financial statements. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack a controlling financial interest or they have voting rights that are not proportionate to their economic interest. A company that holds variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders.

         In December 2003, the FASB issued FIN 46R, a revision of FIN 46. FIN 46R clarifies that only the holder of a variable interest can ever be a VIE's primary beneficiary. FIN 46R delays the effective date of FIN 46 for all entities created subsequent to January 31, 2003 and non-SPE's (special-purpose entities) created prior to February 1, 2003 to reporting periods ending after March 15, 2004. Entities created prior to February 1, 2003 and defined as SPE's must apply either the provisions of FIN 46 or early adopt the provisions of FIN46R

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)


by the first reporting period ending after December 15, 2003. As of December 31, 2003, management believes that the Company does not have any VIE's which would be consolidated under the provisions of FIN 46R.

         ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

         In December 2003, under clearance of the FASB, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued Statement of Position (SOP) 03-2, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." This SOP establishes accounting standards for discounts on purchased loans when the discount is attributable to credit quality. The SOP requires that the loan discount, rather than contractual amounts, establishes the investor's estimate of undiscounted expected future principal and interest cash flows as a benchmark for yield and impairment measurements. The SOP prohibits the carryover or creation of a valuation allowance in the initial accounting for these loans. This SOP is effective for loans acquired in years ending after December 15, 2004. Since this SOP applies only to transfers after 2004, this Statement will have no impact on the Company's financial position or results of operations at adoption.

NOTE 2--SECURITIES

         The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.


SECURITIES AVAILABLE FOR SALE

                                                                         DECEMBER 31,
                           -------------------------------------------------------------------------------------------------------
                              2001                          2002                                            2003
                           ---------- --------------------------------------------  ----------------------------------------------
                                                      GROSS      GROSS                               GROSS       GROSS
                                 FAIR  AMORTIZED UNREALIZED UNREALIZED        FAIR    AMORTIZED UNREALIZED  UNREALIZED        FAIR
(DOLLARS IN THOUSANDS)          VALUE       COST      GAINS     LOSSES       VALUE         COST      GAINS      LOSSES       VALUE
-------------------------- ---------- ----------  --------- ----------  ----------  ----------- ----------  ---------- -----------

U.S. Treasury............. $  222,206 $  332,169  $  12,220    $    --  $  344,389  $   270,692   $  5,663     $    -- $   276,355
Other U.S. government.....  1,993,013  2,560,420    126,886         --   2,687,306    4,904,611     64,533      29,060   4,940,084
Mortgage-backed securities  3,327,868  3,902,879    115,738         80   4,018,537    5,149,449     46,407      40,317   5,155,539
State and municipal.......     45,933     42,917      6,182          8      49,091       40,560      5,617          --      46,177
Corporate asset-backed
  and debt securities.....    118,298    176,062         19     25,565     150,516      355,099      3,938      21,751     337,286
Equity securities.........        599      7,663      3,598        241      11,020        1,949      1,425          15       3,359
Foreign securities........      5,957      6,425         94         57       6,462        8,036         56          --       8,092
                           ---------- ----------  --------- ----------  ----------  ----------- ----------  ---------- -----------
  Total securities
  available for sale...... $5,713,874 $7,028,535   $264,737    $25,951  $7,267,321  $10,730,396   $127,639     $91,143 $10,766,892
                           ========== ==========  =========  =========  ==========  =========== ==========  ========== ===========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 2--SECURITIES (CONTINUED)

         The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties

MATURITY SCHEDULE OF SECURITIES

                                                           SECURITIES
                                                      AVAILABLE FOR SALE(1)
                                                 -----------------------------
                                                        DECEMBER 31, 2003
                                                 -----------------------------
                                                   AMORTIZED              FAIR
(DOLLARS IN THOUSANDS)                                  COST             VALUE
-----------------------------------------------  -----------       -----------
Due in one year or less........................   $1,505,059        $1,532,781
Due after one year through five years..........    4,069,312         4,084,801
Due after five years through ten years.........    1,101,951         1,087,791
Due after ten years............................    4,052,125         4,058,160
Equity securities(2)...........................        1,949             3,359
                                                 -----------       -----------
  Total securities.............................  $10,730,396       $10,766,892
                                                 ===========       ===========

-----------
(1) The remaining contractual maturities of mortgage-backed securities are classified without regard to prepayments. The contractual maturity of these securities is not a reliable indicator of their expected life since borrowers have the right to repay their obligations at any time.

(2)      Equity securities do not have a stated maturity.

         In 2001, proceeds from sales of securities available for sale were $917 million with gross realized gains of $25 million and $1 million of gross realized losses. In 2002, proceeds from sales of securities available for sale were $177 million with gross realized gains of $4 million and gross realized losses of $1 million. In 2003, proceeds from sales of securities available for sale were $312 million with gross realized gains of $16 million and gross realized losses of $7 million.

ANALYSIS OF UNREALIZED LOSSES ON SECURITIES AVAILABLE FOR SALE

         At December 31, 2003, the Company's securities available for sale shown below were in a continuous unrealized loss position for the periods less than 12 months and 12 months or more.


                                              LESS THAN 12 MONTHS             12 MONTHS OR MORE                  TOTAL
                                           ---------------------------    -------------------------    --------------------------
                                                 FAIR       UNREALIZED        FAIR       UNREALIZED          FAIR      UNREALIZED
(DOLLARS IN THOUSANDS)                          VALUE           LOSSES       VALUE           LOSSES         VALUE          LOSSES
-----------------------------------        ----------          -------    ---------      ----------    ----------      ----------

Other U.S. government..............        $1,426,764          $29,060    $     --       $       --    $1,426,764         $29,060
Mortgage-backed securities.........         2,461,049           40,316         131                1     2,461,180          40,317
Corporate asset-backed and debt
  securities.......................            14,873               46     128,309           21,705       143,182          21,751
Equity securities..................               135               15          --               --           135              15
                                           ----------          -------    --------       ----------    ----------      ----------
  Total securities available for sale      $3,902,821          $69,437    $128,440       $   21,706    $4,031,261      $   91,143
                                           ==========          =======    ========       ==========    ==========      ==========


         The Company's securities are primarily investments in debt securities, which the Company has the ability to hold until maturity. The following describes the nature of the investments, the causes of impairment, the

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 2--SECURITIES (CONTINUED)


number of security positions that are in an unrealized loss position, the severity and duration of the impairment, if applicable, and a discussion regarding how the Company has determined that the unrealized loss is not other-than-temporary.

         OTHER U.S. GOVERNMENT AND MORTGAGE-BACKED SECURITIES

         Other U.S. Government and Mortgage-Backed Securities are securities backed by the full faith and credit of the United States government or one of its governmental agencies. The Company holds 107 securities in an unrealized loss position, primarily as a result of rising interest rates subsequent to purchase. Unrealized losses will decline as interest rates fall below the purchased yield and as the securities approach maturity. Securities backed by the full faith and credit of the U.S. government are not tested for impairment since the Company is able to hold them to maturity, thereby recovering the entire principal investments.

         CORPORATE ASSET-BACKED AND DEBT SECURITIES

         Corporate asset-backed and debt securities are primarily collateralized loan obligations that are highly illiquid and for which fair values are difficult to obtain. Unrealized losses arise from rising interest rates, widening credit spreads, credit quality of the underlying collateral, and the market's opinion of the performance of the fund managers. The number of corporate asset-backed and debt securities in the table above is 41. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly on those securities below investment grade. Any security with a change in credit rating is also subject to cash flow analysis to determine whether or not other-than-temporary impairment exists. During 2003, the Company recognized $1.0 million in other-than-temporary impairment.

COLLATERAL

         The Company reports securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. These securities have been separately identified. If the secured party cannot resell or repledge the securities of the Company, those securities are not separately identified. As of December 31, 2002 and 2003, the Company had no pledged collateral to secured parties who are not permitted to resell or repledge those securities.

         As of December 31, 2002 and 2003, the Company had not accepted any collateral that it is permitted by contract to sell or repledge.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)



NOTE 3--LOANS AND ALLOWANCE FOR CREDIT LOSSES

         A summary of loans, net of unearned interest and fees of $45 million and $35 million, at December 31, 2002 and 2003, respectively, is as follows:

                                                                                        DECEMBER 31,
                                                                             -----------------------------
(DOLLARS IN THOUSANDS)                                                            2002              2003
---------------------------------------------------------------------        -----------       -----------

Domestic:
  Commercial, financial and industrial...............................        $10,628,508       $ 8,817,679
  Construction.......................................................          1,285,204         1,101,166
   Mortgage:
     Residential.....................................................          6,382,227         7,465,928
     Commercial......................................................          4,150,178         4,195,178
                                                                             -----------       -----------
       Total mortgage................................................         10,532,405        11,661,106
   Consumer:
     Installment.....................................................            909,787           818,746
     Revolving lines of credit.......................................          1,102,771         1,222,220
                                                                             -----------       -----------
       Total consumer................................................          2,012,558         2,040,966
  Lease financing....................................................            812,918           663,632
                                                                             -----------       -----------
       Total loans in domestic offices...............................         25,271,593        24,284,549
Loans originated in foreign branches.................................          1,456,490         1,650,204
                                                                             -----------       -----------
       Total loans...................................................         26,728,083        25,934,753
       Allowance for credit losses...................................            609,190           532,970
                                                                             -----------       -----------
       Loans, net....................................................        $26,118,893       $25,401,783
                                                                             ===========       ===========




         Changes in the allowance for credit losses were as follows:

                                                                                               YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------------------
(DOLLARS IN THOUSANDS)                                                                     2001            2002            2003
----------------------------------------------------------------------------         ----------      ----------      ----------

Balance, beginning of year..................................................           $613,902        $634,509        $609,190
Loans charged off...........................................................           (322,469)       (245,342)       (211,726)
Recoveries of loans previously charged off..................................             58,370          39,546          50,091
                                                                                     ----------      ----------      ----------
  Total net loans charged off...............................................           (264,099)       (205,796)       (161,635)
Provision for credit losses.................................................            285,000         175,000          75,000
Foreign translation adjustment and other net additions (deductions)(1)......               (294)          5,477          10,415
                                                                                     ----------      ----------      ----------
Balance, end of year........................................................           $634,509        $609,190        $532,970
                                                                                     ==========      ==========      ==========

-----------
(1) Includes $10.3 million related to the Monterey Bay Bank acquisition in 2003, $2.8 million for the Valencia Bank & Trust acquisition, and $2.4 million for the First Western Bank acquisition, both acquired in 2002.


         Nonaccrual loans totaled $337 million and $281 million at December 31, 2002 and 2003, respectively. There were no renegotiated loans at December 31, 2002 and 2003.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


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

         The following table sets forth information about the Company's impaired loans.

                                                                                                    DECEMBER 31,
                                                                                           -----------------------------------
(DOLLARS IN THOUSANDS)                                                                         2001          2002         2003
------------------------------------------------------------------------------------       --------      --------     --------

Impaired loans with an allowance....................................................       $488,035      $270,399     $218,456
Impaired loans without an allowance(1)..............................................            951        29,996       11,141
                                                                                           --------      --------     --------
  Total impaired loans(2)...........................................................       $488,986      $300,395     $229,597
                                                                                           ========      ========     ========

Allowance for impaired loans........................................................       $148,005       $88,404      $55,021
Average balance of impaired loans during the year...................................       $452,269      $363,409     $295,474
Interest income recognized during the year on nonaccrual loans at December 31.......         $5,442       $10,842       $6,544

-----------
(1) These loans do not require an allowance for credit losses under SFAS No. 114 since the fair values of the impaired loans equal or exceed the recorded investments in the loans.

(2) This amount was evaluated for impairment using three measurement methods as follows: $448 million, $264 million, and $178 million was evaluated using the present value of the expected future cash flows at December 31, 2001, 2002 and 2003, respectively; $15 million, $22 million, and $38 million was evaluated using the fair value of the collateral at December 31, 2001, 2002 and 2003, respectively; and $25 million, $15 million, and $13 million was evaluated using historical loss factors at December 31, 2001, 2002 and 2003, respectively.

         RELATED PARTY LOANS

         In some cases, the Company makes loans to related parties including its directors, executive officers, and their affiliated companies. At December 31, 2002, related party loans outstanding to individuals who served as directors or executive officers at anytime during the year totaled $28 million, as compared to $37 million at December 31, 2003. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing at the date these loans were made. During 2002 and 2003, there were no loans to related parties that were charged off. Additionally, at December 31, 2002 and 2003, there were no loans to related parties that were nonperforming.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)


were assigned. Management's expectations of which reporting units had benefited from the synergies of acquired businesses were considered in the allocation process. Annual impairment testing for 2002 and 2003 resulted in no impairment of goodwill. As of December 31, 2002, goodwill was $151 million, as compared to $227 million at December 31, 2003.

         Net income and earnings per share for the year ending December 31, 2001, was adjusted, on a pro forma basis, to exclude $15 million in goodwill amortization expense (net of taxes of $0.6 million) as follows:


                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                     2001          2002         2003
-----------------------------------------------------------------------      ---------      --------     --------

NET INCOME:
As reported............................................................       $481,428      $527,903     $587,139
Goodwill amortization, net of income tax...............................         14,788            --           --
As adjusted............................................................       $496,216      $527,903     $587,139
NET INCOME PER COMMON SHARE--BASIC:
As reported............................................................          $3.05         $3.41        $3.94
Goodwill amortization..................................................            .09            --           --
As adjusted............................................................          $3.14         $3.41        $3.94
NET INCOME PER COMMON SHARE--DILUTED:
As reported............................................................          $3.04         $3.38        $3.90
Goodwill amortization..................................................            .09            --           --
As adjusted............................................................          $3.13         $3.38        $3.90


         On May 13, 2002, the Company completed its acquisition of First Western Bank and recorded approximately $22 million of goodwill and $11 million of core deposit intangible. The core deposit intangible is being amortized on an accelerated basis over an estimated life of 12 years.

         On November 1, 2002, the Company completed its acquisition of Valencia Bank & Trust and recorded approximately $38 million of goodwill and $9 million of core deposit intangible. The core deposit intangible is being amortized on an accelerated basis over an estimated life of 6 years.

         On December 18, 2002, the Company completed its acquisition of John Burnham & Company, and recorded approximately $19 million of goodwill and $9 million of rights-to-expiration. The rights-to-expiration is being amortized on an accelerated basis over its estimated useful economic life of 25 years.

         On April 1, 2003, the Company completed its acquisition of Tanner Insurance Brokers, Inc., and recorded approximately $31 million of goodwill and $9 million of rights-to-expiration. The rights-to-expiration is being amortized on an accelerated basis over its estimated useful economic life of 30 years.

         On July 1, 2003, the Company completed its acquisition of Monterey Bay Bank, and recorded approximately $35 million of goodwill and $8 million of core deposit intangible. The core deposit intangible is being amortized on an accelerated basis over an estimated life of 8 years.

         On December 1, 2003, the Company completed its acquisition of Knight Insurance Agency, and recorded approximately $8 million of goodwill and $3 million of rights-to-expiration. The rights-to-expiration is being amortized on an accelerated basis over its estimated useful economic life of 10 years.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)



         INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

         Intangible assets amortization expense for 2003 was $11 million. No residual value is expected for these intangible assets. The components of intangible assets were as follows:


                                                                                    DECEMBER 31, 2003
                                                                      ---------------------------------------------------
                                                                      GROSS CARRYING       ACCUMULATED       NET CARRYING
(DOLLARS IN THOUSANDS)                                                        AMOUNT      AMORTIZATION             AMOUNT
-------------------------------------------------------------         --------------      ------------       ------------
Rights-to-expiration.........................................                $35,808            $8,333            $27,475
Core deposit intangible......................................                 37,721            15,604             22,117
                                                                      --------------      ------------       ------------
Total identifiable intangible assets.........................                $73,529           $23,937            $49,592
                                                                      ==============      ============       ============

         Amortization expense for the net carrying amount of all identifiable intangible assets with definite lives for the years ending December 31, 2004 through 2008 is approximately $12 million, $10 million, $7 million, $5 million, and $4 million, respectively.

NOTE 5--PREMISES AND EQUIPMENT

         Premises and equipment are carried at cost, less accumulated depreciation and amortization. As of December 31, 2002 and 2003, the amounts were as follows:


                                                                      DECEMBER 31,
                              ------------------------------------------------------------------------------------------------
                                                 2002                                              2003
                              ----------------------------------------------      --------------------------------------------
                                                   ACCUMULATED                                        ACCUMULATED
                                              DEPRECIATION AND      NET BOOK                     DEPRECIATION AND     NET BOOK
(DOLLARS IN THOUSANDS)            COST          AMORTIZATION         VALUE            COST         AMORTIZATION        VALUE
----------------------        ----------              ---------     --------      ----------            ---------     --------

Land..................        $   67,050              $     --     $  67,050      $   69,923             $     --     $ 69,923
Premises..............           394,863               155,386       239,477         394,704              180,912      213,792
Leasehold improvements           163,330               117,426        45,904         160,431               94,423       66,008
Furniture, fixtures
  and equipment.......           583,225               430,990       152,235         581,864              421,853      160,011
                              ----------              --------      --------      ----------             --------     --------
  Total...............        $1,208,468              $703,802      $504,666      $1,206,922             $697,188     $509,734
                              ==========              ========      ========      ==========             ========     ========



         Rental and depreciation and amortization expenses were as follows:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                -------------------------------
(DOLLARS IN THOUSANDS)                                                             2001        2002        2003
-------------------------------------------------------------------------       -------    --------   ---------

Rental expense of premises...............................................       $48,482     $53,595     $53,878
Less: rental income......................................................        19,343      18,505      18,505
                                                                                -------    --------   ---------
  Net rental expense.....................................................       $29,139     $35,090     $35,373
                                                                                =======    ========   =========
Other net rental income, primarily for equipment.........................       $(1,570)    $(1,576)    $(1,423)
                                                                                =======    ========   =========
Depreciation and amortization of premises and equipment..................       $74,786     $77,426     $90,937
                                                                                =======    ========   =========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 5--PREMISES AND EQUIPMENT (CONTINUED)


         Future minimum lease payments are as follows:


(DOLLARS IN THOUSANDS)                                       DECEMBER 31, 2003
-------------------------------------------------------      -----------------
Years ending December 31,
  2004.................................................                $49,711
  2005.................................................                 45,341
  2006.................................................                 40,324
  2007.................................................                 31,226
  2008.................................................                 26,909
  Later years..........................................                 87,211
                                                                      --------
Total minimum operating lease payments.................               $280,722
                                                                      ========


Minimum rental income due in the future under
  noncancellable subleases.............................               $ 54,671
                                                                      ========


         A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses.

NOTE 6--DEPOSITS

         At December 31, 2003, the Company had $573 million in domestic interest bearing time deposits with a remaining term of greater than one year, of which $194 million exceeded $100,000. Maturity information for all domestic interest bearing time deposits with a remaining term of greater than one year is summarized below.


(DOLLARS IN THOUSANDS)                                     DECEMBER 31, 2003
-----------------------------------------------------      -----------------
Due after one year through two years.................               $290,427
Due after two years through three years..............                 91,161
Due after three years through four years.............                108,861
Due after four years through five years..............                 74,223
Due after five years.................................                  8,446
                                                                    --------
  Total..............................................               $573,118
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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 7--EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)


intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future.

         OTHER POSTRETIREMENT BENEFITS

         The Company provides certain healthcare benefits for its retired employees and life insurance benefits for those employees who retired prior to January 1, 2001. The healthcare cost is shared between the Company and the retiree. The life insurance plan is noncontributory. The accounting for the healthcare plan anticipates future cost-sharing changes that are consistent with the Company's intent to maintain a level of cost-sharing at approximately 25 to 50 percent, depending on age and service with the Company. Assets set aside to cover such obligations are primarily invested in mutual funds.

         The following table sets forth the fair value of the assets in the Company's defined benefit pension plan and its other postretirement benefit plans as of December 31, 2002 and 2003.

                                                                        PENSION BENEFITS             OTHER BENEFITS
                                                                     ----------------------      ----------------------
                                                                          YEARS ENDED                 YEARS ENDED
                                                                          DECEMBER 31,                DECEMBER 31,
                                                                     ----------------------      ----------------------
(DOLLARS IN THOUSANDS)                                                   2002          2003           2002         2003
--------------------------------------------------------------       --------      --------      ---------     --------
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year..................       $596,470      $660,140        $52,489     $ 81,536
Actual return on plan assets..................................        (54,847)      168,416        (10,850)      17,842
Employer contribution.........................................        140,000       100,000         48,820       16,627
Plan participants' contributions..............................             --           --           1,615        1,968
Benefits paid.................................................        (21,483)      (23,678)       (10,538)     (11,728)
                                                                     --------      --------        -------     --------
Fair value of plan assets, end of year........................       $660,140      $904,878        $81,536     $106,245
                                                                     ========      ========        =======     ========


         The Company's actual period-end asset allocation for the defined benefit pension plan and other postretirement benefit plans, by asset category, is as follows:

                                                  PENSION
                                                  BENEFITS      OTHER BENEFITS
                                                --------------- --------------
                                                  DECEMBER 31,    DECEMBER 31,
                                                --------------- --------------
ASSET CATEGORY                                    2002    2003    2002    2003
--------------------------------------------    -------  ------ -------  -----

Domestic equity securities..................       39%     48%     83%     43%
International equity securities.............        12      21       0      19
Debt securities.............................        35      29      17      36
Cash and cash equivalents...................        14       2       0       2

Total.......................................      100%    100%    100%    100%


         The investment objective for the Company's pension and postretirement plan is to maximize total return within reasonable and prudent levels of risk. The Plan's asset allocation strategy is the principal determinant in achieving expected investment returns on Plan assets. The asset allocation strategy favors equities, with a target allocation of 70 percent equity securities and 30 percent debt securities. Actual asset allocations may fluctuate within acceptable ranges due to market value variability. If market fluctuations cause an asset class to

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 7--EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)


fall outside of its strategic asset allocation range, the portfolio will be rebalanced as appropriate. The Company's policy is to fully invest plan assets; however, on December 31, 2003 the Company made a $75 million cash contribution, which was invested in money market assets until invested for a longer term. A core equity position of domestic large cap and small cap stocks will be maintained, in conjunction with a diversified portfolio of international equities and fixed income securities. Plan asset performance is compared against established indexes and peer groups to evaluate whether the risk associated with the portfolio is appropriate for the level of return.

         The Company, aided by an independent advisor, periodically reconsiders the appropriate strategic asset allocation and the expected long-term rate of return for plan assets. The independent advisor evaluates the investment return volatility of different asset classes and compares the liability structure of the Company's plan to those of other companies, while considering the Company's funding policy to maintain a funded status sufficient to meet participants' benefit obligations, while reducing long-term funding requirements and pension costs. Based on this information, the Company updates its asset allocation strategy and target investment allocation percentages for the assets of the plan, adopting an expected long-term rate of return.

         The following table sets forth the benefit obligation activity and funded status for each of the Company's plans as follows:


                                                                            PENSION BENEFITS            OTHER BENEFITS
                                                                        -------------------------   ------------------------
                                                                        YEARS ENDED DECEMBER 31,    YEARS ENDED DECEMBER 31,
                                                                        -------------------------   ------------------------
(DOLLARS IN THOUSANDS)                                                       2002          2003         2002         2003
--------------------------------------------------------------------    -----------      --------   ----------     --------

CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year...............................       $595,736      $726,099      $123,720     $157,957
Service cost........................................................         25,810        32,867         5,262        5,180
Interest cost.......................................................         43,316        47,500         9,546       10,562
Plan participants' contributions....................................             --            --         1,615        1,968
Amendments(1).......................................................             --            --        (8,544)          --
Actuarial loss......................................................         82,720        36,764        36,896       18,469
Benefits paid.......................................................        (21,483)      (23,678)      (10,538)     (11,728)
                                                                           --------      --------      --------     --------
Benefit obligation, end of year.....................................        726,099       819,552       157,957      182,408
                                                                           --------      --------      --------     --------
Funded status.......................................................        (65,959)       85,325       (76,422)     (76,163)
Unrecognized transition amount......................................             --            --        25,486       22,937
Unrecognized net actuarial loss.....................................        290,750       227,741        77,120       78,099
Unrecognized prior service cost.....................................          4,524         3,457        (1,345)      (1,249)
                                                                           --------      --------      --------     --------
Prepaid benefit cost................................................       $229,315      $316,523      $ 24,839     $ 23,624
                                                                           ========      ========      ========     ========

-----------
(1) In 2002, the Company changed its postretirement medical benefit plan to increase the required contributions as a percentage of total cost paid by some future retirees.

         The Company expects to make cash contributions of $80 million to the Plan in 2004.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 7--EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)


         The following tables summarize the assumptions used in computing the present value of the projected benefit obligations and the net periodic cost.


                                                                                    PENSION BENEFITS         OTHER BENEFITS
                                                                                  ---------------------    --------------------
                                                                                       YEARS ENDED             YEARS ENDED
                                                                                       DECEMBER 31,            DECEMBER 31,
                                                                                  ---------------------    --------------------
(DOLLARS IN THOUSANDS)                                                            2001     2002    2003    2001    2002    2003
----------------------------------------------------------------------------      ----     ----    ----    ----    ----    ----

Discount rate in determining expense........................................      7.50%    7.25%   6.75%   7.50%   7.25%   6.75%
Discount rate in determining benefit obligations at year end................      7.25     6.75    6.25    7.25    6.75    6.25
Rate of increase in future compensation levels for determining expense......      5.00     5.00    5.00      --      --      --
Rate of increase in future compensation levels for determining benefit
  obligations at year end...................................................      5.00     5.00    4.50      --      --      --
Expected return on plan assets..............................................      8.25     8.25    8.25    8.00    8.00    8.00


                                                             PENSION BENEFITS                          OTHER BENEFITS
                                                  --------------------------------------      -------------------------------
                                                         YEARS ENDED DECEMBER 31,                 YEARS ENDED DECEMBER 31,
                                                  --------------------------------------      -------------------------------
(DOLLARS IN THOUSANDS)                                2001           2002           2003         2001        2002        2003
---------------------------------------------     --------       --------       --------      -------     -------     -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost.................................      $21,889        $25,810        $32,867       $3,844     $ 5,262     $ 5,180
Interest cost................................       38,930         43,316         47,500        7,267       9,546      10,562
Expected return on plan assets...............      (51,144)       (60,613)       (72,811)      (4,177)     (6,591)     (6,746)
Amortization of prior service cost...........        1,067          1,067          1,067          (96)        (96)        (96)
Amortization of transition amount............           --             --             --        3,216       3,403       2,549
Recognized net actuarial loss................           --             --          4,169           12       2,299       6,394
                                                  --------       --------       --------      -------     -------     -------
  Net periodic benefit cost..................       10,742          9,580         12,792       10,066      13,823      17,843
Gain due to curtailment......................           --             --             --       (1,828)         --          --
                                                  --------       --------       --------      -------     -------     -------
  Total net periodic benefit cost............      $10,742        $ 9,580        $12,792       $8,238     $13,823     $17,843
                                                  ========       ========       ========      =======     =======     =======


         The Company's assumed weighted-average healthcare cost trend rates are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                    ------------------------
                                                     2001      2002     2003
                                                     ----      ----     ----

Initial rate.....................................   7.65%     9.95%    8.95%
Ultimate rate....................................   5.00%     5.00%    5.00%
Year in which ultimate rate is attained..........    2008      2008     2008

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 7--EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)


         The healthcare cost trend rate assumptions have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects.


                                                                       1-PERCENTAGE-      1-PERCENTAGE-
(DOLLARS IN THOUSANDS)                                                POINT INCREASE     POINT DECREASE
-------------------------------------------------------------         --------------     --------------
Effect on total of service and interest cost components......                 $2,255           $(1,865)
Effect on postretirement benefit obligation..................                 21,739           (18,322)



         EXECUTIVE SUPPLEMENTAL BENEFIT PLANS

         The Company has several Executive Supplemental Benefit Plans (ESBP), which provide eligible employees with supplemental retirement benefits. The plans are unfunded. The accrued liability for ESBPs included in other liabilities in the Consolidated Balance Sheets was $33 million at December 31, 2002 and $37 million at December 31, 2003. The Company's expense relating to the ESBPs was $3 million for each of the years ended December 31, 2001 and 2002, and $0.3 million for the year ended December 31, 2003.

         SECTION 401(K) SAVINGS PLANS

         The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 25 percent of their pre-tax covered compensation or up to 10 percent of their after-tax covered compensation through salary deductions to a combined maximum of 25 percent. The Company contributes 50 percent of every pre-tax dollar an employee contributes up to the first 6 percent of the employee's pre-tax covered compensation. Employees are fully vested in the employer's contributions immediately. In addition, the Company may make a discretionary annual profit-sharing contribution up to 2.5 percent of an employee's pay. This profit-sharing contribution is for all eligible employees, regardless of whether an employee is participating in the 401(k) plan, and depends on the Company's annual financial performance. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $13 million, $17 million, and $19 million for the years ended December 31, 2001, 2002 and 2003, respectively.

         PRESCRIPTION DRUG BENEFITS

         In January 2004, the FASB issued FASB Staff Position (FSP) 106-1, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" in response to a new law regarding prescription drug benefits under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer accounting for any effects of the new law until authoritative guidance on the accounting for the federal subsidy is issued and clarification regarding other uncertainties resolved. The Company has elected to defer accounting for any effect of the new law until specific authoritative accounting guidance is issued. Therefore, the amounts included in the consolidated financial statements related to the Company's postretirement benefit plans do not reflect the effects of the new law and issued guidance could require us to change previously reported information.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 8--OTHER NONINTEREST EXPENSE

         The detail of other noninterest expense is as follows:


                                                            YEARS ENDED DECEMBER 31,
                                                     -----------------------------------
(DOLLARS IN THOUSANDS)                                   2001          2002         2003
--------------------------------------------------   --------      --------     --------

Software..........................................    $31,766      $ 42,850     $ 47,569
Advertising and public relations..................     37,710        37,510       39,455
Intangible asset amortization.....................     16,012         5,485       11,366
Other.............................................    162,361       176,234      179,356
                                                     --------      --------     --------
Total other noninterest expense...................   $247,849      $262,079     $277,746
                                                     ========      ========     ========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 9--INCOME TAXES

         The components of income tax expense were as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------
(DOLLARS IN THOUSANDS)                                               2001          2002         2003
----------------------------------------------------------       --------      --------     --------

Taxes currently payable:
  Federal.................................................       $172,898      $173,310     $225,813
  State...................................................            326        31,622       13,017
  Foreign.................................................          1,965         3,996        1,081
                                                                 --------      --------     --------
    Total currently payable...............................        175,189       208,928      239,911
                                                                 --------      --------     --------
Taxes deferred:
  Federal.................................................         49,163        58,586       38,569
  State...................................................          9,905       (20,807)      14,369
  Foreign.................................................           (413)          669          (22)
                                                                 --------      --------     --------
    Total deferred........................................         58,655        38,448       52,916
                                                                 --------      --------     --------
    Total income tax expense..............................       $233,844      $247,376     $292,827
                                                                 ========      ========     ========


         The components of the net deferred tax balances of the Company were as follows:


                                                                                        DECEMBER 31,
                                                                                   ---------------------
(DOLLARS IN THOUSANDS)                                                                 2002         2003
---------------------------------------------------------------------------        --------     --------

Deferred tax assets:
  Allowance for credit losses..............................................        $231,657     $217,759
  Accrued income and expense...............................................          62,190       57,552
  Tax credit carryforwards.................................................          13,590       10,577
  Other....................................................................           6,353       12,806

    Total deferred tax assets..............................................         313,790      298,694
Deferred tax liabilities:
  Leasing..................................................................         462,525      459,997
  Unrealized gain on securities available for sale.........................          91,335       13,961
  Pension liabilities......................................................          69,541      119,121
  Unrealized net gains on cash flow hedges.................................          64,649       27,122

    Total deferred tax liabilities.........................................         688,050      620,201

      Net deferred tax liability...........................................        $374,260     $321,507


         It is management's opinion that no valuation allowance is necessary because the tax benefits from the Company's deferred tax assets are expected to be utilized in future tax returns.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 9--INCOME TAXES (CONTINUED)

         The following table is an analysis of the effective tax rate:

                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                                     2001    2002    2003
                                                                   ------   -----   -------
Federal income tax rate........................................       35%     35%     35%
Net tax effects of:
  State income taxes, net of federal income tax benefit........         1       1       2
  Tax credits..................................................       (2)     (4)     (3)
  Other........................................................       (1)      --     (1)
                                                                    -----   -----   ------
    Effective tax rate.........................................       33%     32%     33%
                                                                    =====   =====   ======

         The Company has filed its 2001 and 2002, and intends to file its 2003, California franchise tax returns on a worldwide unitary basis, incorporating the financial results of BTM and its worldwide affiliates.

         In 2003, the Company recognized a $2.7 million refund of income taxes paid in 1998, 1999, and 2000, resulting from the settlement of several tax issues with the Internal Revenue Service.

         During 2002, the Company recognized a tax credit adjustment of $9.8 million related to the correction of an accounting error for certain low-income housing credit (LIHC) investments and a $3.3 million net reduction in income tax expense resulting from a change in California state tax law concerning loan loss reserves.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 10--BORROWED FUNDS

         The following is a summary of the major categories of borrowed funds:


                                                                                                     DECEMBER 31,
                                                                                             --------------------------
(DOLLARS IN THOUSANDS)                                                                           2002            2003
-------------------------------------------------------------------------------------        -----------     ----------

Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 0.88% and 0.68% at December 31, 2002 and
  2003, respectively.................................................................        $  334,379      $  280,968
Commercial paper, with weighted average interest rates of 1.21% and 0.83% at
  December 31, 2002 and  2003, respectively..........................................         1,038,982         542,270
Other borrowed funds, with weighted average interest rates of 2.25% and 1.49%
  at December 31, 2002  and 2003, respectively.......................................           267,047         212,088
                                                                                             ----------      ----------
  Total borrowed funds...............................................................        $1,640,408      $1,035,326
                                                                                             ==========      ==========


Federal funds purchased and securities sold under repurchase agreements:
  Maximum outstanding at any month end...............................................          $428,808        $421,373
  Average balance during the year....................................................           427,610         405,982
  Weighted average interest rate during the year.....................................              1.41%           0.84%
Commercial paper:
  Maximum outstanding at any month end...............................................        $1,107,578      $1,078,981
  Average balance during the year....................................................           997,543         809,930
  Weighted average interest rate during the year.....................................              1.67%           1.05%
Other borrowed funds:
  Maximum outstanding at any month end...............................................          $942,627        $322,308
  Average balance during the year....................................................           469,877         192,248
  Weighted average interest rate during the year.....................................              2.15%           2.65%


         Included in other borrowed funds in 2002 and 2003 are assumed mortgage notes related to the purchase of the Company's administrative facility at Monterey Park, California. At December 31, 2003, the notes consisted of 20 zero coupon notes with varying maturity dates through 2011. Maturities of these notes for the next five years are as follows: $6.5 million in 2004, $5.3 million in 2005, $5.0 million in 2006, $4.9 million in 2007, $5.6 million in 2008, and
$18.8 million thereafter.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 11--MEDIUM AND LONG-TERM DEBT

         The following is a summary of the Company's medium-term senior debt and long-term subordinated debt.


                                                                                               DECEMBER 31,
                                                                                          ---------------------
(DOLLARS IN THOUSANDS)                                                                        2002         2003
----------------------------------------------------------------------------------        --------     --------

Medium-term debt, fixed rate 5.75% senior notes due December 2006.................        $218,584     $214,565
Long-term subordinated debt:
  Floating rate notes due June 2007. These notes bear interest at 0.325%
  above 3-month London Interbank Offered Rate (LIBOR) and are payable to BTM......         199,776      199,826
  Fixed rate 5.25% notes due December 2013........................................              --      406,097
                                                                                          --------     --------
    Total medium and long-term debt...............................................        $418,360     $820,488
                                                                                          ========     ========

         At December 31, 2003, the par value of the medium-term notes was $200 million. The weighted average interest rate on the medium-term notes including the impact of the deferred issuance costs was 5.90 percent at December 31, 2003. The notes do not qualify as Tier 2 risk-based capital under the Federal Reserve guidelines for assessing regulatory capital and are not redeemable prior to the stated maturity. The notes are senior obligations and are ranked equally with all existing or future unsecured senior debt.

         The Company has converted its 5.75 percent fixed rate on these notes to a floating rate of interest utilizing a $200 million notional interest rate swap, which qualified as a fair value hedge at December 31, 2003. This transaction meets the qualifications for utilizing the shortcut method for measuring effectiveness under SFAS No. 133. The market value adjustment to the medium-term debt was an unrealized loss of $15 million, and the fair value of the hedge was an unrealized gain of $15 million. For the year ending December 31, 2003, the weighted average interest rate, including the impact of the hedge and deferred issuance costs was 1.91 percent for the year.

         On December 8, 2003, the Company issued $400 million of long-term subordinated debt. For the year ending December 31, 2003, the weighted average interest rate of the long-term subordinated debt, including the impact of the deferred issuance costs was 5.24 percent. The notes are junior obligations to the Company's existing and future outstanding senior indebtedness and ranked equally with the existing long-term subordinated debt with a par value of $200 million.

         The Company has converted its 5.25 percent fixed rate on these notes to a floating rate of interest utilizing a $400 million notional interest rate swap, which qualified as a fair value hedge at December 31, 2003. This transaction meets the qualifications for utilizing the shortcut method for measuring effectiveness under SFAS No. 133. The market value adjustment to the medium-term debt was an unrealized loss of $7 million, and the fair value of the hedge was an unrealized gain of $7 million. The weighted average interest rate, including the impact of the hedge and deferred issuance costs was 2.87 percent, for the year ending December 31, 2003.

         The long-term subordinated debt qualifies as Tier 2 risk-based capital under the Federal Reserve guidelines for assessing regulatory capital. For the total risk-based capital ratio, the amount of notes that qualify as capital is reduced as the notes approach maturity. For the year ending December 31, 2002 and 2003, $200 million and $600 million of notes respectively, qualified as risk-based capital. As of December 31, 2003, the weighted average interest rate of the floating rate notes was 1.64 percent.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 11--MEDIUM AND LONG-TERM DEBT (CONTINUED)


         Provisions of the senior and subordinated notes restrict the Company's ability to engage in mergers, consolidations, and transfers of substantially all assets.

NOTE 12--UNIONBANCAL CORPORATION--OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST AND JUNIOR SUBORDINATED DEBT PAYABLE TO SUBSIDIARY GRANTOR TRUST

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

         The Company has converted a portion of its 7 3/8 percent fixed rate on the Trust Notes to a floating rate of interest by utilizing a $200 million notional interest rate swap, which qualified as a fair value hedge at December 31, 2003. The market value adjustment to the Trust Notes was an unrealized loss of $3.1 million while the fair value of the hedge was an unrealized gain of $1.5 million. The weighted average interest rate, including the impact of the hedge and deferred issuance costs, was 4.13 percent for the year ended December 31, 2003.

         The grantor trust is a wholly owned subsidiary of UnionBanCal Corporation. Prior to December 31, 2003, the Trust Notes and related investment in the Trust Notes were eliminated in consolidation and the preferred securities were reflected as a liability in the accompanying financial statements. At December 31, 2003, the Company deconsolidated the grantor trust, under FIN 46. The impact of this change in accounting principles was to increase other assets by $10.8 million and to reflect the full amount of the liability of the Trust Notes, which increased liabilities by $10.8 million.

NOTE 13--DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

         The Company has a dividend reinvestment and stock purchase plan for stockholders. Participating stockholders have the option of purchasing additional shares at the full market price with cash payments of $25 to $3,000 per quarter. The Company obtains shares required for reinvestment through open market purchases or through the issuance of new shares from its authorized but unissued stock. During 2001, 2002, and 2003, 383,765, 367,713 and 190,847
shares, respectively, were required for dividend reinvestment purposes, of which 20,402, 19,881 and 5,731 shares were considered new issuances during 2001, 2002, and 2003, respectively. BTM did not participate in the plan in 2001, 2002 or 2003.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


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

         The Committee determines the term of each stock option grant, up to a maximum of ten years from the date of grant. The exercise price of the options issued under the Stock Plans shall not be less than the fair market value on the date the option is granted. Unvested restricted stock issued under the Stock Plans is shown as a reduction to retained earnings. The value of the restricted shares at the date of grant is amortized to compensation expense over its vesting period. All cancelled or forfeited options and restricted stock become available for future grants.

         In 2001, 2002 and 2003, the Company granted options to non-employee directors and various key employees, including policy-making officers under the 2000 Stock Plan. Under both Stock Plans, options granted to employees vest pro-rata on each anniversary of the grant date and become fully exercisable three years from the grant date, provided that the employee has completed the specified continuous service requirement. The options vest earlier if the employee dies, is permanently disabled, or retires under certain grant, age, and service conditions. Options granted to non-employee directors are fully vested on the grant date and exercisable 33 1/3 percent on each anniversary under the 1997 Stock Plan, and fully vested and exercisable on the grant date under the 2000 Stock Plan. The following is a summary of stock option transactions under the Stock Plans.


                                                                   YEARS ENDED DECEMBER 31,
                                  -----------------------------------------------------------------------------------------------
                                             2001                           2002                              2003
                                  -------------------------------------------------------------- --------------------------------
                                  NUMBER OF    WEIGHTED-AVERAGE   NUMBER OF     WEIGHTED-AVERAGE   NUMBER OF     WEIGHTED-AVERAGE
                                     SHARES      EXERCISE PRICE      SHARES       EXERCISE PRICE      SHARES       EXERCISE PRICE

Options outstanding,
  beginning of year...........    5,191,899              $28.47   7,939,271               $29.79   8,515,469               $34.71
  Granted.....................    3,448,242               30.03   2,911,652                43.49   2,517,023                40.32
  Exercised...................     (557,597)              19.02  (2,187,170)               28.57  (1,912,323)               30.52
  Forfeited...................     (143,273)              29.91    (148,284)               34.05    (112,158)               38.96

Options outstanding, end of
  year........................    7,939,271              $29.79   8,515,469               $34.71   9,008,011               $37.12



Options exercisable, end of
  year........................    3,009,555              $29.53   3,031,478               $31.08   3,845,520               $33.99




         The weighted-average fair value of options granted was $10.38 during 2001, $16.67 during 2002, and $12.92 during 2003.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made in 2001, 2002 and 2003; risk-free interest rates of 4.9 percent in both 2001and 2002, and 2.9 percent in 2003; expected volatility of 45 percent in 2001, 46 percent in 2002, and 43 percent in 2003; expected lives of 5 years for 2001, 2002, and 2003; and expected dividend yields of 3.4 percent in 2001, 2.3 percent in 2002, and 2.8 percent in 2003.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 14--MANAGEMENT STOCK PLAN (CONTINUED)

         The following table summarizes information about stock options outstanding.


                                                                                              OPTIONS EXERCISABLE AT
                               OPTIONS OUTSTANDING AT DECEMBER 31, 2003                          DECEMBER 31, 2003
                               ----------------------------------------                          -----------------
                                            WEIGHTED-AVERAGE
          RANGE OF           NUMBER                REMAINING        WEIGHTED-AVERAGE            NUMBER        WEIGHTED-AVERAGE
   EXERCISE PRICES      OUTSTANDING         CONTRACTUAL LIFE          EXERCISE PRICE       EXERCISABLE          EXERCISE PRICE
   ---------------      -----------         ----------------        ----------------       -----------        ----------------
    $18.29 - 25.00          113,269                4.5 years                  $22.47           113,269                  $22.47
     27.56 - 40.50        6,067,111                7.4                        34.29          2,818,885                   31.33
     42.40 - 57.50        2,827,631                8.1                        43.77            913,366                   43.65
                        -----------                                                        -----------
                          9,008,011                                                          3,845,520
                        ===========                                                        ===========


         In each of 2001, 2002, and 2003, the Company also granted 6,000 shares of restricted stock with weighted average grant date fair values of $37.10, $45.00 and $46.95, respectively, to key officers, including policy-making officers, under the 2000 Stock Plan. The awards of restricted stock vest pro-rata on each anniversary of the grant date and become fully vested four years from the grant date, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies, is permanently and totally disabled, or retires under certain grant, age, and service conditions. Restricted stockholders have the right to vote their restricted shares and receive dividends.

         At December 31, 2001, 2002 and 2003, 4,566,724, 1,764,414 and 5,347,715
shares, respectively, were available for future grants as either stock options or restricted stock under the 2000 Stock Plan.

         Effective January 1, 1997, the Company established a Performance Share Plan. Eligible participants may earn performance share awards to be redeemed in cash three years after the date of grant. Performance shares are linked to stockholder value in two ways: (1) the market price of the Company's common stock; and (2) return on equity, a performance measure closely linked to value creation. Eligible participants generally receive grants of performance shares annually. The total number of performance shares granted under the plan cannot exceed 600,000. The Company granted 72,000 shares in 2001, 61,500 shares in 2002, and 43,500 shares in 2003. No performance shares were forfeited in 2003 or 2002. In 2001, 7,250 performance shares were forfeited. The value of a performance share is equal to the market price of the Company's common stock. All cancelled or forfeited performance shares become available for future grants. Expenses related to these shares were $3.3 million each in both 2001 and 2002, and $6.6 million in 2003.

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. All of the fair values presented below are as of their respective period-ends and have been made under this definition of fair value unless otherwise disclosed.

         It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2002 and 2003, as more fully described below. It should be noted that the operations of the Company are managed on a going concern basis and not on a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of an institution's inherent value is its capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values that follow.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

         The table below presents the carrying value and fair value of the specified assets, liabilities, and off-balance sheet instruments held by the Company.


                                                                                         DECEMBER 31,
                                                               ----------------------------------------------------------------
                                                                           2002                                2003
                                                               -----------------------------      -----------------------------
                                                                  CARRYING              FAIR         CARRYING              FAIR
(DOLLARS IN THOUSANDS)                                               VALUE             VALUE            VALUE             VALUE
------------------------------------------------------------   -----------       -----------      -----------       -----------
ASSETS
  Cash and cash equivalents.................................   $ 4,152,122       $ 4,152,122      $ 3,499,005       $ 3,499,005
  Trading account assets....................................       276,021           276,021          252,929           252,929
  Securities available for sale:
    Securities pledged as collateral........................       157,823           157,823          106,560           106,560
    Held in portfolio.......................................     7,109,498         7,109,498       10,660,332        10,660,332
  Loans, net of allowance for credit losses (1).............    25,334,665        25,289,904       24,766,851        24,731,115

LIABILITIES
   Deposits:
     Noninterest bearing....................................    16,121,742        16,121,742       17,288,022        17,288,022
     Interest bearing.......................................    16,719,073        16,800,871       18,244,261        18,272,083
                                                                ----------        ----------       ----------        ----------
       Total deposits.......................................    32,840,815        32,922,613       35,532,283        35,560,105
  Borrowed funds............................................     1,640,408         1,639,100        1,035,326         1,037,871
  Medium and long-term debt.................................       418,360           415,333          820,488           821,617
  Junior subordinated debt payable to subsidiary grantor
  trust.....................................................            --                --          363,940           355,180
  UnionBanCal Corporation-obligated mandatorily redeemable
  preferred securities of subsidiary grantor trust..........       365,696           354,060               --                --

OFF-BALANCE SHEET INSTRUMENTS
  Commitments to extend credit..............................        55,760            55,760           52,327            52,327
  Standby letters of credit.................................         4,367             4,367            6,108             6,108

-----------
(1) Excludes lease financing, net of allowance.

         The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value.

         CASH AND CASH EQUIVALENTS: The carrying value of cash and cash equivalents is considered a reasonable estimate of fair value.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

         SECURITIES: The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Securities available for sale are carried at their aggregate fair value.

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

         The fair value of credit lines is assumed to approximate their carrying value.

         NONINTEREST BEARING DEPOSITS: The fair value of noninterest bearing deposits is the amount payable on demand at the reporting date. The fair value of the core deposit intangible has not been estimated.

         INTEREST BEARING DEPOSITS: The fair value of savings accounts and certain money market accounts is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit was estimated using rates currently being offered on certificates with similar maturities.

         BORROWED FUNDS: The carrying values of federal funds purchased and securities sold under repurchase agreements and other short-term borrowed funds are assumed to approximate their fair value due to their limited duration characteristics. The fair value for commercial paper and term federal funds purchased was estimated using market quotes.

         MEDIUM AND LONG-TERM DEBT: The fair value of the fixed-rate senior and subordinated notes were estimated using market quotes. The carrying value for variable-rate subordinated capital notes is assumed to approximate fair market value.

         TRUST PREFERRED SECURITIES AND TRUST NOTES: The fair value of fixed-rate trust preferred securities and trust notes were based upon market quotes for those traded securities. This amount differs from the fair value of those securities under hedge accounting since a hypothetical value based on the present value of cash flows has been used for that purpose. It should be noted that the trust preferred securities are not callable until February 2004 and, therefore, cannot be settled for that price at this time.

         OFF-BALANCE SHEET INSTRUMENTS: The carrying value of off-balance sheet instruments represents the unamortized fee income assessed based on the credit quality and other covenants imposed on the borrower. Since the amount assessed represents the market rate that would be charged for similar agreements, management believes that the fair value approximates the carrying value of these instruments.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


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

         TRADING ACTIVITIES IN DERIVATIVE INSTRUMENTS

         Derivative instruments used for trading purposes are carried at fair value. The following table reflects the Company's positions relating to trading activities in derivative instruments. Trading activities include both activities for the Company's own account and as an accommodation for customers. At December 31, 2002 and 2003, the majority of the Company's derivative transactions for customers were essentially offset by contracts with other counterparties.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 16--DERIVATIVE INSTRUMENTS (CONTINUED)


         The following is a summary of derivative instruments held or written for trading purposes and customer accommodations.

                                                                         DECEMBER 31,
                                     -------------------------------------------------------------------------------------------
                                                     2002                                             2003
                                     ------------------------------------------       ------------------------------------------
                                     UNREALIZED      UNREALIZED       ESTIMATED       UNREALIZED      UNREALIZED       ESTIMATED
(DOLLARS IN THOUSANDS)                    GAINS          LOSSES      FAIR VALUE           LOSSES          LOSSES      FAIR VALUE
--------------------------------     ----------      ----------      ----------       ----------      ----------      ----------
HELD OR WRITTEN FOR TRADING
  PURPOSES AND CUSTOMER
  ACCOMMODATIONS
Foreign exchange forward
  contracts:
  Commitments to purchase.......        $36,508        $(2,182)        $34,326           $48,675          $(404)         $48,271
  Commitments to sell...........          1,655        (37,221)        (35,565)              401        (48,762)         (48,361)
Foreign exchange OTC options:
  Options purchased.............             --           (863)           (863)               --            (72)             (72)
  Options written...............            863             --             863                72             --               72
Currency swap agreements:
  Commitments to pay............          1,581             --           1,581               483             --              483
  Commitments to receive........             --         (1,548)         (1,548)               --           (474)            (474)
Interest rate contracts:
  Caps purchased................          5,514             --           5,514             4,027             --            4,027
  Floors purchased..............          4,459             --           4,459               222             --              222
  Caps written..................             --         (5,514)         (5,514)               --         (4,027)          (4,027)
  Floors written................             --         (4,459)         (4,459)               --           (222)            (222)
   Swap contracts:
     Pay fixed/receive variable.             --       (150,861)       (150,861)            3,517        (95,039)         (91,522)
     Pay variable/receive fixed.        158,738             --         158,738           103,681         (1,573)         102,108
                                       --------                                         --------
                                        209,318                                          161,078
Effect of master netting
  agreements....................        (92,803)                                         (58,724)
                                       --------                                         --------
Total credit exposure...........       $116,515                                         $102,354
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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)

NOTE 16--DERIVATIVE INSTRUMENTS (CONTINUED)

         Derivative positions are integral components of the Company's designated asset and liability management activities. The Company uses interest rate derivatives to manage the sensitivity of the Company's net interest income to changes in interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit, trust notes, medium-term notes and subordinated debt.

         CASH FLOW HEDGES

         HEDGING STRATEGIES FOR VARIABLE RATE LOANS AND CERTIFICATES OF DEPOSIT

         The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, e.g., US dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument is identical. Cash flow hedging strategies include the utilization of purchased floor, cap, corridor options and interest rate swaps. At December 31, 2003, the weighted average life of these cash flow hedges is approximately 1.5 years.

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

         The Company uses purchased interest rate caps to hedge the variable interest cash flows associated with the forecasted issuance and rollover of short-term, fixed rate negotiable certificates of deposit (CD). In these hedging relationships, the Company hedges the LIBOR component of the CD rates, which is either 3-month LIBOR or 6-month LIBOR, based on the CDs' original term to maturity, which reflects their repricing frequency. Net payments to be received under the cap contract offset the increase in interest expense caused by the relevant LIBOR index rising above the cap's strike rate.

         The Company uses interest rate cap corridors to hedge the variable cash flows associated with the forecasted issuance and roll-over of short-term, fixed rate, negotiable CDs. In these hedging relationships, the

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)

NOTE 16--DERIVATIVE INSTRUMENTS (CONTINUED)

Company hedges the LIBOR component of the CD rates, either 1-month LIBOR, 3-month LIBOR, or 6-month LIBOR, based on the original term to maturity of the CDs, which reflects their repricing frequency. Net payments to be received under the cap corridor contracts offset the increase in deposit interest expense caused by the relevant LIBOR index rising above the corridor's lower strike rate, but only to the extent the index rises to the upper strike rate. The corridor will not provide protection from increases in the relevant LIBOR index to the extent it rises above the corridor's upper strike rate.

         Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge matches those of the loans or CDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In 2003, the Company recognized a net gain of $0.5 million due to ineffectiveness, which is recognized in noninterest expense, compared to a net gain of $0.4 million in 2002.

         For cash flow hedges, based upon amounts included in accumulated other comprehensive income at December 31, 2003, the Company expects to include approximately $57 million in net interest income during 2004. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to December 31, 2003.

         FAIR VALUE HEDGES

         HEDGING STRATEGY FOR UNIONBANCAL CORPORATION--JUNIOR SUBORDINATED DEBT PAYABLE TO SUBSIDIARY GRANTOR TRUST (TRUST NOTES)

         The Company engages in an interest rate hedging strategy in which an interest rate swap is associated with a specific interest bearing liability, UnionBanCal Corporation's Trust Notes, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigates the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, US dollar LIBOR.

         Fair value hedging transactions are structured at inception so that the notional amounts of the swap match an associated principal amount of the Trust Notes. The interest payment dates, the expiration date, and the embedded call option of the swap match those of the Trust Notes. The ineffectiveness on the fair value hedges during 2003 was a net loss of $0.1 million, compared to a net gain of $0.6 million in 2002.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)

NOTE 16--DERIVATIVE INSTRUMENTS (CONTINUED)

         HEDGING STRATEGY FOR SUBORDINATED DEBT

         The Company engages in an interest rate hedging strategy in which an interest rate swap is associated with a specified interest bearing liability, UnionBanCal Corporation's ten-year, subordinated debt issuance, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigates the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, US dollar LIBOR.

         The fair value hedging transaction for the subordinated debt was structured at inception to mirror all of the provisions of the subordinated debt, which allows the Company to assume that no ineffectiveness exists.

         OTHER

         The Company uses To-Be-Announced (TBA) contracts to fix the price and yield of anticipated purchases or sales of mortgage-backed securities that will be delivered at an agreed upon date. This strategy hedges the risk of variability in the cash flows to be paid or received upon settlement of the TBA contract.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)

NOTE 16--DERIVATIVE INSTRUMENTS (CONTINUED)

         The following table reflects summary information on the Company's derivative contracts used to hedge or modify the Company's risk as of December 31, 2002 and 2003.


                                            DECEMBER 31, 2002                                 DECEMBER 31, 2003
                               ------------------------------------------------  ------------------------------------------------
                               UNAMORTIZED UNREALIZED   UNREALIZED    ESTIMATED  UNAMORTIZED UNREALIZED   UNREALIZED    ESTIMATED
                                  PREMIUMS      GAINS       LOSSES   FAIR VALUE     PREMIUMS      GAINS       LOSSES   FAIR VALUE
                               ----------- ----------   ----------   ----------  ----------- ----------   ----------   ----------
HELD FOR ASSET AND
  LIABILITY MANAGEMENT
  PURPOSES
Fair Value Hedges and
  Hedged Items:
   Interest rate swap
  contracts:
  Pay variable/receive fixed        $   --   $ 14,041     $     --     $ 14,041       $   --    $ 1,538     $     --     $  1,538
  Trust preferred securities            --         --      (15,697)     (15,697)          --         --           --           --
  Trust notes...............            --         --           --           --           --         --       (3,115)      (3,115)
  Medium-term debt interest
  rate swap.................            --     18,639           --       18,639           --     14,605           --       14,605
  Medium-term note..........            --         --      (18,639)     (18,639)          --         --      (14,605)     (14,605)
  Subordinated debt
  interest rate swap........            --         --           --           --           --      7,540           --        7,540
  Subordinated debt.........            --         --           --           --           --         --       (7,540)      (7,540)
Currency Swap Agreements:
  Commitments to pay........            --        508           --          508           --         --           --           --
  Foreign currency loan.....            --         --         (507)        (507)          --         --           --           --
Cash Flow Hedges:
Interest rate option
  contracts:
  Caps purchased............         2,413         --       (2,323)          89        2,436         --       (1,867)         569
  Caps written..............            --         --         (443)        (443)          --         --         (195)        (195)
  Floors purchased..........         1,142     35,227           --       36,369        2,624      6,770           --        9,394
Interest rate swap
  contracts:
  Pay variable/receive fixed            --    133,915           --      133,915           --     68,958           --       68,958


NOTE 17--RESTRICTIONS ON CASH AND DUE FROM BANKS, SECURITIES, LOANS AND
         DIVIDENDS

         Federal Reserve Board regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. Average reserve balances were approximately $195 million and $202 million for the years ended December 31, 2002 and 2003, respectively.

         As of December 31, 2002 and 2003, securities carried at $2.2 billion and $2.6 billion and loans of $6.4 billion and $9.6 billion, respectively, were pledged as collateral for borrowings, to secure public and trust department deposits, and for repurchase agreements as required by contract or law.

         The Federal Reserve Act restricts the extension of credit by the Bank to BTM and affiliates and to the Company and its non-bank subsidiaries and requires that such loans be secured by certain types of collateral. At December 31, 2003, $71.8 million remained outstanding on eight Bankers Commercial Corporation notes payable to the Bank. The respective notes were fully collateralized with equipment leases pledged by Bankers Commercial Corporation.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 17--RESTRICTIONS ON CASH AND DUE FROM BANKS, SECURITIES, LOANS AND DIVIDENDS (CONTINUED)

         The payment of dividends by the Bank to the Company is subject to the approval of the Office of the Comptroller of the Currency (OCC) if the total of all dividends declared in any calendar year exceeds certain calculated amounts. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC. At December 31, 2003, the Bank could have declared dividends aggregating $364.0 million without prior regulatory approval.

NOTE 18--REGULATORY CAPITAL REQUIREMENTS

         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank's prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies such as the Company.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). Management believes, as of December 31, 2002 and 2003, that the Company and the Bank met all capital adequacy requirements to which they are subject.

         On February 19, 1999, the Company issued $350 million of trust preferred securities, which qualify as Tier 1 capital. See Note 12 for a complete description of these securities.

         On December 8, 2003, the Company issued $400 million of subordinated notes, which qualify as Tier 2 capital. See Note 11 of this Annual Report for a complete description of these notes.

         As of December 31, 2002 and 2003, the most recent notification from the OCC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized," the Bank must maintain a minimum total risk-based capital ratio of 10 percent, a Tier 1 risk-based capital ratio of 6 percent, and a Tier 1 leverage ratio of 5 percent. There are no conditions or events since that notification that management believes have changed the Bank's category.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)

NOTE 18--REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

         The Company's and the Bank's capital amounts and ratios are presented in the following tables:

                                                                                                           FOR CAPITAL
                                                                                 ACTUAL                 ADEQUACY PURPOSES
                                                                           -------------------        --------------------
(DOLLARS IN THOUSANDS)                                                         AMOUNT    RATIO           AMOUNT      RATIO
---------------------------------------------------------------------      ----------    -----        -----------    -----
CAPITAL RATIOS FOR THE COMPANY:
As of December 31, 2002:
Total capital (to risk-weighted assets)..............................      $4,241,095     12.93%       $2,624,915      8.0%
Tier 1 capital (to risk-weighted assets).............................       3,667,237     11.18         1,312,458      4.0
Tier 1 capital (to quarterly average assets)(1)......................       3,667,237      9.75         1,503,800      4.0
As of December 31, 2003:
Total capital (to risk-weighted assets)..............................      $4,684,073     14.14%       $2,650,673     8.0%
Tier 1 capital (to risk-weighted assets).............................       3,747,884     11.31         1,325,336      4.0
Tier 1 capital (to quarterly average assets)(1)......................       3,747,884      9.03         1,660,273      4.0

-----------
(1) Excludes certain intangible assets.

                                                                                                           TO BE WELL-CAPITALIZED
                                                                                     FOR CAPITAL          UNDER PROMPT CORRECTIVE
                                                          ACTUAL                  ADEQUACY PURPOSES          ACTION PROVISIONS
                                               ----------------------        ----------------------       -----------------------
(DOLLARS IN THOUSANDS)                           AMOUNT         RATIO          AMOUNT        RATIO           AMOUNT        RATIO
------------------------------------------     ----------       -----        ----------     -------        ----------     -------
CAPITAL RATIOS FOR THE BANK:
As of December 31, 2002:
Total capital (to risk-weighted assets)...     $3,818,782       11.87%       $2,572,884         8.0%       $3,216,105        10.0%
Tier 1 capital (to risk-weighted assets)..      3,334,720       10.37         1,286,442         4.0         1,929,663         6.0
Tier 1 capital (to quarterly average
  assets)(1)..............................      3,334,720        9.01         1,480,773         4.0         1,850,966         5.0
As of December 31, 2003:
Total capital (to risk-weighted assets)...     $3,863,138       11.88%       $2,602,081         8.0%       $3,252,602        10.0%
Tier 1 capital (to risk-weighted assets)..      3,395,519       10.44         1,301,041         4.0         1,951,561         6.0
Tier 1 capital (to quarterly average
  assets)(1)..............................      3,395,519        8.30         1,636,861         4.0         2,046,076         5.0

-----------
(1) Excludes certain intangible assets.

NOTE 19--EARNINGS PER SHARE

         Basic EPS is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding during the period. For all periods presented, there were no dividends on preferred stock. Diluted EPS is computed based on the weighted average number of common shares outstanding

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 19--EARNINGS PER SHARE (CONTINUED)

adjusted for common stock equivalents, which include stock options. The following table presents a reconciliation of basic and diluted EPS for the years ended December 31, 2001, 2002 and 2003:


                                                                                  DECEMBER 31,
                                                    ----------------------------------------------------------------------------
                                                           2001                       2002                       2003
                                                    ----------------------     ----------------------      ---------------------
(AMOUNTS IN THOUSANDS, EXCEPT
PER SHARE DATA)                                        BASIC       DILUTED        BASIC       DILUTED         BASIC      DILUTED
------------------------------------------------    --------      --------     --------      --------      --------     --------
Net income......................................    $481,428      $481,428     $527,903      $527,903      $587,139     $587,139
Weighted average common shares outstanding......     157,845       157,845      154,758       154,758       148,917      148,917
Additional shares due to:
Assumed conversion of dilutive stock options....          --           778           --         1,657            --        1,728
                                                    --------      --------     --------      --------      --------     --------
Adjusted weighted average common shares
  outstanding...................................     157,845       158,623      154,758       156,415       148,917      150,645
                                                    ========      ========     ========      ========      ========     ========
Net income per share............................       $3.05         $3.04        $3.41         $3.38         $3.94        $3.90
                                                    ========      ========     ========      ========      ========     ========


         Options to purchase 2,234,080 shares of common stock with the range from $32.63 to $44.56 per share were outstanding but not included in the computation of diluted EPS in 2001. Options to purchase 2,869,052 shares of common stock with the range from $43.25 to $48.51 per share were outstanding but not included in the computation of diluted EPS in 2002. Options to purchase 170,721 shares of common stock with the range from $47.14 to $57.15 per share were outstanding but not included in the computation of diluted EPS in 2003. These options to purchase shares were not included in the computation of diluted EPS in each of the years 2001, 2002, and 2003 because they were anti-dilutive.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 20--OTHER COMPREHENSIVE INCOME

         The following table presents the components of other comprehensive income and the related tax effect allocated to each component:



                                                                                          BEFORE
                                                                                             TAX           TAX          NET OF
(DOLLARS IN THOUSANDS)                                                                    AMOUNT        EFFECT             TAX
------------------------------------------------------------------------------          --------     ---------        --------
2001:
Cumulative effect of the change in accounting principle for
  derivatives and hedging activities..........................................          $ 35,959     $ (13,754)       $ 22,205
                                                                                        --------     ---------        --------
Cash flow hedge activities:
  Unrealized net gains on hedges..............................................           117,687       (45,015)         72,672
  Less: reclassification adjustment for net gains on hedges
    included in net income....................................................           (51,881)       19,844         (32,037)
                                                                                        --------     ---------        --------
Net change in unrealized gains on hedges......................................            65,806       (25,171)         40,635
                                                                                        --------     ---------        --------
Securities available for sale:
  Unrealized holding gains arising during the year on securities
    available for sale........................................................            90,928       (34,780)         56,148
  Less: reclassification adjustment for net gains on securities
    available for sale included in net income.................................           (23,896)        9,140         (14,756)
                                                                                        --------     ---------        --------
Net change in unrealized gains on securities available for sale...............            67,032      (25,640)          41,392
                                                                                        --------     ---------        --------
Foreign currency translation adjustments......................................            (1,642)          628          (1,014)
                                                                                        --------     ---------        --------
Minimum pension liability adjustment..........................................              (275)          105            (170)
                                                                                        --------     ---------        --------
Other comprehensive income....................................................          $166,880      $(63,832)       $103,048
                                                                                        ========     =========        ========

2002:
Cash flow hedge activities:
  Unrealized net gains on hedges..............................................          $183,517     $(70,195)        $113,322
  Less: reclassification adjustment for net gains on hedges included
    in net income.............................................................          (116,266)       44,472         (71,794)
                                                                                        --------     ---------        --------
Net change in unrealized gains on hedges......................................            67,251       (25,723)         41,528
                                                                                        --------     ---------        --------
Securities available for sale:
  Unrealized holding gains arising during the year on securities
    available for sale........................................................           106,436       (40,712)         65,724
  Less: reclassification adjustment for net gains on securities
    available for sale included in net income.................................            (2,502)          957          (1,545)
                                                                                        --------     ---------        --------
Net change in unrealized gains on securities available for sale...............           103,934       (39,755)         64,179
                                                                                        --------     ---------        --------
Foreign currency translation adjustments......................................             2,520          (964)          1,556
                                                                                        --------     ---------        --------
Minimum pension liability adjustment..........................................              (165)           63            (102)
                                                                                        --------     ---------        --------
Other comprehensive income....................................................          $173,540     $ (66,379)       $107,161
                                                                                        ========     =========        ========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 20--OTHER COMPREHENSIVE INCOME (CONTINUED)



                                                                                         BEFORE
                                                                                            TAX           TAX          NET OF
(DOLLARS IN THOUSANDS)                                                                   AMOUNT        EFFECT             TAX
-----------------------------------------------------------------------------          --------     ---------        --------
2003:

Cash flow hedge activities:
  Unrealized net gains on hedges.............................................          $ 41,982      $(16,058)       $ 25,924
  Less: reclassification adjustment for net gains on hedges included
    in net income............................................................          (140,091)       53,585         (86,506)
                                                                                       --------     ---------        --------
Net change in unrealized losses on hedges....................................           (98,109)       37,527         (60,582)
                                                                                       --------     ---------        --------
Securities available for sale:
  Unrealized holding losses arising during the year on securities available
    for sale.................................................................         (192,983)       73,816        (119,167)
  Less: reclassification adjustment for net gains on securities available
    for sale included in net income..........................................            (9,309)        3,561          (5,748)
                                                                                       --------     ---------        --------
Net change in unrealized losses on securities available for sale.............          (202,292)       77,377        (124,915)
                                                                                       --------     ---------        --------
Foreign currency translation adjustments.....................................               577          (221)            356
                                                                                       --------     ---------        --------
Minimum pension liability adjustment.........................................            (4,390)        1,679          (2,711)
                                                                                       --------     ---------        --------
Other comprehensive income...................................................         $(304,214)     $116,362       $(187,852)
                                                                                       ========     =========       =========

         The following table presents accumulated other comprehensive income balances:


                                                   NET               NET
                                                UNREALIZED        UNREALIZED
                                                  GAINS             GAINS
                                                (LOSSES)           (LOSSES)          FOREIGN          MINIMUM         ACCUMULATED
                                                 ON CASH       ON SECURITES         CURRENCY          PENSION               OTHER
                                                    FLOW          AVAILABLE      TRANSLATION        LIABILITY       COMPREHENSIVE
(DOLLARS IN THOUSANDS)                            HEDGES           FOR SALE       ADJUSTMENT       ADJUSTMENT       INCOME (LOSS)
-----------------------------------------         ------           --------       ----------       ----------       -------------
BALANCE, DECEMBER 31, 2000...............       $     --           $ 41,879        $(11,191)         $  (803)            $ 29,885
Cumulative effect of accounting change,
  net of tax.............................         22,205                 --              --               --               22,205
Change during the year...................         40,635             41,392          (1,014)            (170)              80,843
                                                --------           --------        --------          -------             --------
BALANCE, DECEMBER 31, 2001...............       $ 62,840           $ 83,271        $(12,205)         $  (973)            $132,933
Change during the year...................         41,528             64,179           1,556             (102)             107,161
                                                --------           --------        --------          -------             --------
BALANCE, DECEMBER 31, 2002...............       $104,368           $147,450        $(10,649)         $(1,075)            $240,094
Change during the year...................        (60,582)          (124,915)            356           (2,711)            (187,852)
                                                --------           --------        --------          -------             --------
BALANCE, DECEMBER 31, 2003...............       $ 43,786           $ 22,535        $(10,293)         $(3,786)            $ 52,242
                                                ========           ========        ========          =======             ========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 21--COMMITMENTS, CONTINGENCIES AND GUARANTEES

         The following table summarizes the Company's significant commitments:

                                                                               DECEMBER 31,
                                                                   -----------------------------
(DOLLARS IN THOUSANDS)                                                    2002              2003
--------------------------------------------------------------     -----------       -----------

Commitments to extend credit..................................     $12,872,063       $13,531,518
Standby letters of credit.....................................       2,483,871         2,748,612
Commercial letters of credit..................................         279,653           195,915
Commitments to fund principal investments.....................          58,556            56,005


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

         Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of one year or less. At December 31, 2003, the carrying value of the Company's standby and commercial letters of credit, which is included in Other Liabilities on the consolidated balance sheet, totaled $6 million.

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

         The Company has contingent consideration agreements that guarantee additional payments to acquired insurance agencies' stockholders based on the agencies' future performance in excess of established revenue and/or earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. If the insurance agencies' future performance exceeds these thresholds during a three-year period, the Company will be liable to make payments to former stockholders. As of December 31, 2003, the Company has a maximum exposure of $9 million for these agreements, which expire December 2006.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 21--COMMITMENTS, CONTINGENCIES AND GUARANTEES

         The Company is fund manager for limited liability corporations issuing low-income housing investments. Low-income housing investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these investments, the Company guarantees the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits, and operating deficit thresholds over a ten-year average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability corporations issuing the investments that reduce the Company's ultimate exposure to loss. As of December 31, 2003, the Company's maximum exposure to loss under these guarantees is limited to a return of investor's capital and minimum investment yield, or $111 million. The Company maintains a reserve of $4 million for these guarantees.

         The Company has rental commitments under long-term operating lease agreements. For detail of these commitments see Note 5 to the Consolidated Financial Statements included in this Annual Report.

         The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnification was $1,521 million and $1,232 million at December 31, 2002 and 2003, respectively. The market value of the associated collateral was $1,558 million and $1,268 million at December 31, 2002 and 2003, respectively.

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

NOTE 22--TRANSACTIONS WITH AFFILIATES

         The Company had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTM and with its affiliates. During 2001, 2002 and 2003, such transactions included, but were not limited to, participation, servicing and remarketing of loans and leases, purchase and sale of acceptances, interest rate derivatives and foreign exchange transactions, funds transfers, custodianships, electronic data processing, investment advice and management, deposits and credit examination, and trust services. In the opinion of management, such transactions were made at prevailing rates, terms, and conditions and do not involve more than the normal risk of collectibility or present other unfavorable features. In addition, some compensation for services rendered to the Company is paid to the expatriate officers from BTM, and reimbursed by the Company to BTM under a service agreement.

         The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantee of trust preferred securities (see Note 12), commercial paper obligations and leveraged lease transactions. Guarantees issued by the Bank for an affiliate's commercial paper program are done in order to facilitate their sale. As of December 31, 2003, the Bank had a maximum exposure to loss under these guarantees of $542.4 million, which have an average term of less than one year. The Bank's guarantee is fully collateralized by a pledged deposit. UnionBanCal Corporation guarantees its subsidiaries leveraged lease transactions, which have terms ranging from fifteen to thirty years. Following the

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 22--TRANSACTIONS WITH AFFILIATES (CONTINUED)

original funding of the leveraged lease transactions, UnionBanCal Corporation has no material obligation to be satisfied. As of December 31, 2003, UnionBanCal Corporation had no exposure to loss for these agreements.

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

         o The International Banking Group primarily provides correspondent banking and trade-finance products and services to financial institutions. The group's revenue predominately relates to foreign customers.

         o The Global Markets Group manages the Company's wholesale funding needs, securities portfolio, and interest rate and liquidity risks. The group also offers a broad range of risk management and trading products to institutional and business clients of the Company through the businesses described above.

         The information, set forth in the table on the following page, reflects selected income statement and balance sheet items by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the table are the amounts of goodwill for each reporting unit as of December 31, 2002 and 2003. Prior to January 1, 2002, most of the goodwill was reflected at the corporate level in "Other." Substantially all of the goodwill reflected on the Consolidated Balance Sheet is attributed to the Community Banking and Investment Services Group.

         The information in this table is derived from the internal management reporting system used by management to measure the performance of the business segments and the Company overall. The management reporting system assigns balance sheet and income statement items to each business segment based on internal management accounting policies. Net interest income is determined by the Company's internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to a business segment are assigned to that business. Certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the business segments based on a predetermined percentage of usage. Under the Company's risk-adjusted return on capital (RAROC)

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 23--BUSINESS SEGMENTS (CONTINUED)

methodology, credit expense is charged to business segments based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit, market and operational risks.

         "Other" is comprised of goodwill amortization for periods prior to January 1, 2002, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent basis amount, the amount of the provision for credit losses over/(under) the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowance for credit losses, and the residual costs of support groups. In addition, it includes the Pacific Rim Corporate Group, which offers financial products to Japanese-owned subsidiaries located in the US. On an individual basis, none of the items in "Other" are significant to the Company's business.

         The business units' results for the prior periods have been restated to reflect changes in the transfer pricing methodology and any reorganization changes that may have occurred.


                                     COMMUNITY BANKING                  COMMERCIAL FINANCIAL                 INTERNATIONAL
                               AND INVESTMENT SERVICES GROUP               SERVICES GROUP                    BANKING GROUP
                              -----------------------------------   -------------------------------   -----------------------------
                                  YEARS ENDED DECEMBER 31,            YEARS ENDED DECEMBER 31,         YEARS ENDED DECEMBER 31,
                              -----------------------------------   -------------------------------   -----------------------------
                                   2001         2002         2003       2001      2002         2003      2001       2002       2003
                              ---------    ---------   ----------   --------  --------   ----------   -------   --------   --------

RESULTS OF OPERATIONS
  (DOLLARS IN THOUSANDS):
Net interest income......... $  689,618   $  772,999   $  884,863   $714,902  $678,759   $  829,592   $39,498   $ 38,196   $ 40,917
Noninterest income..........    375,867      379,023      433,777    161,480   207,852      253,596    59,022     68,049     80,903
                             ----------   ----------   ----------   --------  --------   ----------   -------   --------   --------
Total revenue...............  1,065,485    1,152,022    1,318,640    876,382   886,611    1,083,188    98,520    106,245    121,820
Noninterest expense.........    688,969      721,032      818,401    345,540   382,736      411,598    57,481     63,173     61,514
Credit expense (income).....     41,612       33,628       31,716    149,635   190,402      159,027     4,424      1,905      2,103
                             ----------   ----------   ----------   --------  --------   ----------   -------   --------   --------
Income (loss) before income
  tax expense (benefit).....    334,904      397,362      468,523    381,207   313,473      512,563    36,615     41,167     58,203
Income tax expense (benefit)    128,101      151,991      179,210    128,362   100,734      170,434    14,005     15,746     22,263
                             ----------   ----------   ----------   --------  --------   ----------   -------   --------   --------
Net income (loss)........... $  206,803   $  245,371   $  289,313   $252,845  $212,739   $  342,129   $22,610   $ 25,421   $ 35,940
                             ==========   ==========   ==========   ========  ========   ==========   =======   ========   ========
Total assets (dollars in
  millions):................ $   10,267   $   11,973   $   12,955   $ 16,454  $ 15,919   $   14,368   $ 1,365   $  1,985   $  2,069
                             ==========   ==========   ==========   ========  ========   ==========   =======   ========   ========



                                        GLOBAL                                                              UNIONBANCAL
                                     MARKETS GROUP                         OTHER                            CORPORATION
                             -------------------------------   -------------------------------   -----------------------------------
                               YEARS ENDED DECEMBER 31,          YEARS ENDED DECEMBER 31,            YEARS ENDED DECEMBER 31,
                                2001       2002        2003       2001      2002         2003         2001        2002         2003
                             -------   --------  ----------   --------   -------    ---------   ----------  ----------   ----------

RESULTS OF OPERATIONS
  (DOLLARS IN THOUSANDS):
Net interest income......... $18,874   $ (5,712)  $(254,047)   $61,150   $77,727    $  67,741   $1,524,042  $1,561,969   $1,569,066
Noninterest income..........  19,633     10,104       7,674     52,064    20,247       18,303      668,066     685,275      794,253
                             -------   --------  ----------   --------   -------    ---------   ----------  ----------   ----------
Total revenue...............  38,507      4,392    (246,373)   113,214    97,974       86,044    2,192,108   2,247,244    2,363,319
Noninterest expense.........  24,095     16,000      16,261     75,751   114,024      100,579    1,191,836   1,296,965    1,408,353
Credit expense (income).....     200        200         200     89,129  (51,135)     (118,046)     285,000     175,000       75,000
                             -------   --------  ----------   --------   -------    ---------   ----------  ----------   ----------
Income (loss) before income
  tax expense (benefit).....  14,212    (11,808)   (262,834)   (51,666)   35,085      103,511      715,272     775,279      879,966
Income tax expense (benefit)   5,436    (4,517)    (100,534)   (42,060)  (16,578)      21,454      233,844     247,376      292,827
                             -------   --------  ----------   --------   -------    ---------   ----------  ----------   ----------
Net income (loss)........... $ 8,776   $ (7,291) $ (162,300)  $ (9,606)  $51,663    $  82,057   $  481,428  $  527,903   $  587,139
                             =======   ========  ==========   ========   =======    =========   ==========  ==========   ==========
Total assets (dollars in
  millions):................ $ 6,983   $  9,086  $   11,704   $    969   $ 1,207    $   1,402   $   36,038  $   40,170   $   42,498
                             =======   ========  ==========   ========   =======    =========   ==========  ==========   ==========

                     UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 24--CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS


CONDENSED BALANCE SHEETS

                                                                                                         DECEMBER 31,
                                                                                               --------------------------
(DOLLARS IN THOUSANDS)                                                                               2002            2003
---------------------------------------------------------------------------------------        ----------      ----------
ASSETS
  Cash and cash equivalents............................................................        $  477,825      $  764,534
  Investment in and advances to subsidiaries...........................................         4,184,208       4,177,859
  Loans................................................................................             2,940             833
  Other assets.........................................................................            40,080          33,448
                                                                                               ----------      ----------
    Total assets.......................................................................        $4,705,053      $4,976,674
                                                                                               ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
  Commercial paper.....................................................................        $   98,507      $       --
  Other liabilities....................................................................            53,476          51,810
  Medium and long-term debt............................................................           418,360         820,488
  Junior subordinated debt payable to subsidiary grantor trust.........................           376,521         363,940
                                                                                               ----------      ----------
    Total liabilities..................................................................           946,864       1,236,238
Stockholders' equity...................................................................         3,758,189       3,740,436
                                                                                               ----------      ----------
    Total liabilities and stockholders' equity.........................................        $4,705,053      $4,976,674
                                                                                               ==========      ==========

                     UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 24--CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                     -----------------------------------
(DOLLARS IN THOUSANDS)                                                                   2001          2002         2003
------------------------------------------------------------------------------       --------      --------     --------

INCOME:
  Dividends from bank subsidiary..............................................       $379,110      $486,300     $497,600
  Dividends from nonbank subsidiaries.........................................          7,500        24,399       25,017
  Interest income on advances to subsidiaries and deposits in bank............         17,700        11,909        8,108
  Other income................................................................            882           188          223
                                                                                     --------      --------     --------
    Total income..............................................................        405,192       522,796      530,948
                                                                                     --------      --------     --------
EXPENSE:
  Interest expense............................................................         35,890        27,443       23,392
  Other expense, net..........................................................          4,683           620        5,188
                                                                                     --------      --------     --------
    Total expense.............................................................         40,573        28,063       28,580
                                                                                     --------      --------     --------
  Income before income taxes and equity in undistributed net income of
    subsidiaries..............................................................        364,619       494,733      502,368
  Provision for credit losses.................................................              6            (1)          14
  Income tax benefit..........................................................         (8,409)       (6,108)      (7,740)
                                                                                     --------      --------     --------
  Income before equity in undistributed net income of subsidiaries............        373,034       500,840      510,122
Equity in undistributed net income (loss) of subsidiaries:
  Bank subsidiary.............................................................        100,361        61,164      104,552
  Nonbank subsidiaries........................................................          8,033       (34,101)     (27,535)
                                                                                     --------      --------     --------
NET INCOME....................................................................       $481,428      $527,903     $587,139
                                                                                     ========      ========     ========

                     UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)

NOTE 24--CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                     -----------------------------------
(DOLLARS IN THOUSANDS)                                                                   2001          2002         2003
-------------------------------------------------------------------------------      --------      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................................     $ 481,428      $527,903     $587,139
   Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in undistributed net income of subsidiaries........................      (108,394)      (27,063)     (77,017)
     Provision for credit losses...............................................            (6)            1          (14)
     Other, net................................................................        (2,376)       11,412       (4,969)
                                                                                    ---------      --------     --------
     Net cash provided by operating activities.................................       370,652       512,253      505,139
                                                                                    ---------      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to subsidiaries.....................................................       (23,967)      (23,733)     (64,950)
  Repayment of advances to subsidiaries........................................        16,965        29,460       12,155
                                                                                    ---------      --------     --------
  Net cash (used in) provided by investing activities..........................        (7,002)        5,727      (52,795)
                                                                                    ---------      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in short term borrowings........................................          (883)         (579)     (98,507)
  Proceeds from issuance of medium-term debt...................................       200,000            --      398,548
  Payments of cash dividends...................................................      (158,406)     (164,440)    (175,795)
  Repurchase of common stock...................................................      (107,629)     (385,960)    (357,686)
  Stock options exercised......................................................        13,733        75,311       70,944
  Other, net...................................................................        (1,323)           --       (3,139)
                                                                                    ---------      --------     --------
Net cash used in financing activities..........................................       (54,508)     (475,668)    (165,635)
                                                                                    ---------      --------     --------
Net increase in cash and due from banks........................................       309,142        42,312      286,709
Cash and cash equivalents at beginning of year.................................       126,371       435,513      477,825
                                                                                    ---------      --------     --------
Cash and cash equivalents at end of year.......................................     $ 435,513      $477,825     $764,534
                                                                                    =========      ========     ========
CASH PAID DURING THE YEAR FOR:
  Interest.....................................................................      $ 33,910      $ 27,665     $ 22,132
  Income taxes.................................................................          (271)        5,901       32,047


                     UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 25--SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Unaudited quarterly results are summarized as follows:

                                                                                 2002 QUARTERS ENDED
                                                                ----------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                   MARCH 31      JUNE 30       SEPTEMBER 30       DECEMBER 31
---------------------------------------------------------       --------      -------       ------------       -----------
Interest income..........................................       $462,380     $463,203           $463,113          $467,276
Interest expense.........................................         81,940       77,442             71,011            63,610
                                                                --------     --------           --------          --------
Net interest income......................................        380,440      385,761            392,102           403,666
Provision for credit losses..............................         55,000       50,000             40,000            30,000
Noninterest income.......................................        159,743      175,606            169,116           180,810
Noninterest expense......................................        311,655      316,623            317,824           350,863
                                                                --------     --------           --------          --------
Income before income taxes...............................        173,528      194,744            203,394           203,613
Income tax expense.......................................         58,751       64,802             65,163            58,660
                                                                --------     --------           --------          --------
Net income...............................................       $114,777     $129,942           $138,231          $144,953
                                                                ========     ========           ========          ========
Net income per common share--basic.......................       $   0.73     $   0.83           $   0.89          $   0.96
                                                                ========     ========           ========          ========
Net income per common share--diluted.....................       $   0.73     $   0.81           $   0.88          $   0.95
                                                                ========     ========           ========          ========
Dividends per share(1)...................................       $   0.25     $   0.28           $   0.28          $   0.28
                                                                ========     ========           ========          ========


                                                                                 2003 QUARTERS ENDED
                                                                ----------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                   MARCH 31      JUNE 30       SEPTEMBER 30       DECEMBER 31
---------------------------------------------------------       --------      -------       ------------       -----------
Interest income..........................................       $446,404     $439,023           $447,494          $436,742
Interest expense.........................................         55,624       53,246             46,405            45,322
                                                                --------     --------           --------          --------
Net interest income......................................        390,780      385,777            401,089           391,420
Provision for credit losses..............................         30,000       25,000             20,000                --
Noninterest income.......................................        185,771      203,171            201,470           203,841
Noninterest expense......................................        342,600      351,004            348,861           365,888
                                                                --------     --------           --------          --------
Income before income taxes...............................        203,951      212,944            233,698           229,373
Income tax expense.......................................         68,434       68,186             78,653            77,554
                                                                --------     --------           --------          --------
Net income...............................................       $135,517     $144,758           $155,045          $151,819
                                                                ========     ========           ========          ========
Net income per common share--basic.......................       $   0.90     $   0.96           $   1.04          $   1.04
                                                                ========     ========           ========          ========
Net income per common share--diluted.....................       $   0.89     $   0.96           $   1.02          $   1.02
                                                                ========     ========           ========          ========
Dividends per share(1)...................................       $   0.28     $   0.31           $   0.31          $   0.31
                                                                ========     ========           ========          ========

-----------
(1) Dividends per share reflect dividends declared on the Company's common stock outstanding as of the declaration date.

                     UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2002, AND 2003 (CONTINUED)


NOTE 26--SUBSEQUENT EVENTS

         On January 16, 2004, the Company completed the acquisition of Business Bank of California, a $704 million asset commercial bank headquartered in San Bernardino, California.

         On February 19, 2004, the Company redeemed all $360.8 million of its outstanding 7 3/8 percent Trust Notes, which were held by UnionBanCal Finance Trust I. The proceeds were applied by UnionBanCal Finance Trust I to simultaneously redeem all $350 million of its 7 3/8 percent preferred securities at a price of $25 per share.

         On February 19, 2004, the counterparty to the interest rate swap contracts terminated the contracts used by the Company to hedge the fixed-rate component on $200 million of the Trust Notes.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                              MANAGEMENT STATEMENT

         The management of UnionBanCal Corporation is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) and, as such, include amounts based on informed judgments and estimates made by management.

         We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with US GAAP. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the financial statements would be prevented or detected on a timely basis and corrected through the normal course of business. As of December 31, 2003, management believes that the internal controls are in place and operating effectively.

         The Audit Committee of the Board of Directors is comprised entirely of directors who are independent of our management; it includes an audit committee technical expert and members with banking or related financial management expertise and who are not large customers of Union Bank of California, N.A. The Audit Committee has access to outside counsel. The Audit Committee is responsible for selecting the independent auditors subject to ratification by the stockholders. It meets periodically with management, the independent auditors, and the internal auditors to provide a reasonable basis for concluding that the Audit Committee is carrying out its responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring our financial, accounting, and auditing procedures in addition to reviewing our financial reports. The independent auditors and internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal controls for financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

         The financial statements have been audited by Deloitte & Touche LLP, independent auditors, who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate. The independent auditors' report is presented on the following page.

                                               /s/ NORIMICHI KANARI
                                         --------------------------------------
                                                   Norimichi Kanari
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                               /s/ TAKAHARU SAEGUSA
                                         --------------------------------------
                                                   Takaharu Saegusa
                                             DEPUTY CHAIRMAN OF THE BOARD


                                                /s/ DAVID I. MATSON
                                         --------------------------------------
                                                    David I. Matson
                                             EXECUTIVE VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER

                                               /s/ DAVID A. ANDERSON
                                         --------------------------------------
                                                   David A. Anderson
                                         SENIOR VICE PRESIDENT AND CONTROLLER

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of UnionBanCal Corporation:

         We have audited the accompanying consolidated balance sheets of UnionBanCal Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnionBanCal Corporation and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for previously recognized goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

San Francisco, California
January 21, 2004
(February 19, 2004 as to Note 26)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UnionBanCal Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNIONBANCAL CORPORATION (Registrant)

                                     By:       /s/ NORIMICHI KANARI
                                        ----------------------------------------
                                                  Norimichi Kanari
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

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

                                        Date: March 12, 2004


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of UnionBanCal Corporation and in the capacities and on the date indicated below.


                       SIGNATURE                        TITLE
                       ---------                        -----

                          *                             Director
          -------------------------------
                   David R. Andrews


                        *                               Director
         -------------------------------
                   L. Dale Crandall

                         *                               Director
         -------------------------------
                   Richard D. Farman

                        *                               Director
         -------------------------------
                   Stanley F. Farrar

                         *                               Director
         -------------------------------
                 Michael J. Gillfillan

                        *                               Director
         -------------------------------
                  Richard C. Hartnack

                       SIGNATURE                        TITLE
                       ---------                        -----


                        *                               Director
         -------------------------------
                   Norimichi Kanari

                         *                               Director
         -------------------------------
                     Satoru Kishi

                         *                               Director
         -------------------------------
                   Monica C. Lozano

                         *                               Director
         -------------------------------
                     Mary S. Metz

                        *                                Director
         -------------------------------
                  Takahiro Moriguchi

                        *                                Director
         -------------------------------
                  J. Fernando Niebla

                         *                               Director
         -------------------------------
                  Charles R. Rinehart

                        *                                Director
         -------------------------------
                   Carl W. Robertson

                        *                                Director
         -------------------------------
                   Takaharu Saegusa

                         *                               Director
         -------------------------------
                    Tetsuo Shimura

                        *                                Director
         -------------------------------
                   Robert M. Walker

  *By:     /s/ JOHN H. MCGUCKIN, JR.
        --------------------------------
               John H. McGuckin, Jr.
                 ATTORNEY-IN-FACT


Dated: March 12, 2004