Form 10-Q
period 2004-03-31
UNIONBANCAL CORP
filed 2004-05-10
CIK 1011659

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                         COMMISSION FILE NUMBER 1-15081

                             UNIONBANCAL CORPORATION
             (Exact name of registrant as specified in its charter)

                                                          94-1234979
       DELAWARE                                        (I.R.S. Employer
(State of Incorporation)                              Identification No.)

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


   Number of shares of Common Stock outstanding at April 30, 2004: 147,576,209




================================================================================

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I
FINANCIAL INFORMATION
  Consolidated Financial Highlights........................................    2
  Item 1. Financial Statements:
    Condensed Consolidated Statements of Income............................    3
    Condensed Consolidated Balance Sheets..................................    4
    Condensed Consolidated Statements of Changes in Stockholders' Equity...    5
    Condensed Consolidated Statements of Cash Flows........................    6
    Notes to Condensed Consolidated Financial Statements...................    7
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
    Introduction...........................................................   21
    Executive Overview.....................................................   21
    Financial Performance..................................................   23
    Net Interest Income....................................................   25
    Noninterest Income.....................................................   27
    Noninterest Expense....................................................   27
    Income Tax Expense.....................................................   27
    Loans..................................................................   28
    Cross-Border Outstandings..............................................   30
    Provision for Credit Losses............................................   30
    Allowance for Credit Losses............................................   31
    Nonperforming Assets...................................................   35
    Loans 90 Days or More Past Due and Still Accruing......................   36
    Quantitative and Qualitative Disclosures About Market Risk.............   36
    Liquidity Risk.........................................................   40
    Regulatory Capital.....................................................   41
    Business Segments......................................................   42
    Certain Business Risk Factors..........................................   49
  Item 3. Quantitative and Qualitative Disclosure about Market Risk........   52
  Item 4. Controls and Procedures..........................................   53
PART II
OTHER INFORMATION
  Item 1. Legal Proceedings................................................   54
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
          Equity Securities................................................   54
  Item 4. Submission of Matters to a Vote of Security Holders..............   55
  Item 6. Exhibits and Reports on Form 8-K.................................   56
  Signatures...............................................................   57



                         PART I. FINANCIAL INFORMATION
                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)

                                                                         AS OF AND FOR THE
                                                                         THREE MONTHS ENDED
                                                                    ---------------------------
                                                                      MARCH 31,       MARCH 31,    PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                           2003            2004        CHANGE
-----------------------------------------------------------------   -----------     -----------    -------
RESULTS OF OPERATIONS:
  Net interest income(1).........................................   $   391,404     $   401,223       2.51%
  (Reversal of) provision for credit losses......................        30,000          (5,000)        nm
  Noninterest income.............................................       185,771         211,205      13.69
  Noninterest expense............................................       342,600         373,106       8.90
                                                                    -----------     -----------
  Income before income taxes(1)..................................       204,575         244,322      19.43
  Taxable-equivalent adjustment..................................           624             802      28.53
  Income tax expense.............................................        68,434          86,033      25.72
                                                                    -----------     -----------
  Net income.....................................................   $   135,517     $   157,487      16.21%
                                                                    ===========     ===========

PER COMMON SHARE:
  Net income--basic..............................................   $      0.90     $      1.07      18.89%
  Net income--diluted............................................          0.89            1.05      17.98
  Dividends(2)...................................................          0.28            0.31      10.71
  Book value (end of period).....................................         25.35           27.12       6.98
  Common shares outstanding (end of period)(3)...................   150,217,620     147,474,843      (1.83)
  Weighted average common shares outstanding--basic(3)...........   150,616,367     147,400,298      (2.14)
  Weighted average common shares outstanding--diluted(3).........   152,012,570     149,952,021      (1.36)
BALANCE SHEET (END OF PERIOD):
  Total assets...................................................   $40,387,343     $46,102,177      14.15%
  Total loans....................................................    26,536,272      26,036,305      (1.88)
  Nonaccrual loans...............................................       386,583         256,741     (33.59)
  Nonperforming assets...........................................       386,972         262,894     (32.06)
  Total deposits.................................................    33,252,751      39,005,555      17.30
  Medium and long-term debt......................................       418,388         836,023      99.82
  Junior subordinated debt.......................................            --          16,243         nm
  Trust preferred securities.....................................       363,050              --    (100.00)
  Stockholders' equity...........................................     3,808,025       3,999,061       5.02
BALANCE SHEET (PERIOD AVERAGE):
  Total assets...................................................   $38,348,203     $43,051,127      12.26%
  Total loans....................................................    26,723,057      26,141,856      (2.17)
  Earning assets.................................................    34,826,771      38,876,228      11.63
  Total deposits.................................................    31,078,388      35,939,525      15.64
  Stockholders' equity...........................................     3,874,293       3,949,888       1.95
FINANCIAL RATIOS:
  Return on average assets(4)....................................          1.43%           1.47%
  Return on average stockholders' equity(4)......................         14.19           16.04
  Efficiency ratio(5)............................................         59.35           60.84
  Net interest margin(1).........................................          4.53            4.14
  Dividend payout ratio..........................................         31.11           28.97
  Tangible equity ratio..........................................          9.00            7.92
  Tier 1 risk-based capital ratio................................         11.33           10.29
  Total risk-based capital ratio.................................         13.08           13.06
  Leverage ratio.................................................          9.80            8.24
  Allowance for credit losses to total loans.....................          2.21            2.00
  Allowance for credit losses to nonaccrual loans................        151.64          202.97
  Net loans charged off to average total loans(4)................          0.80            0.19
  Nonperforming assets to total loans, distressed loans held
  for sale, and foreclosed assets................................          1.46            1.01
  Nonperforming assets to total assets...........................          0.96            0.57

----------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.

(3) Common shares outstanding reflects common shares issued less treasury shares.

(4)  Annualized.

(5) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent basis) and noninterest income. Foreclosed asset expense was $0.1 million in the first three months of 2003 and $0.5 million for the first three months of 2004.

nm - not meaningful


ITEM 1. FINANCIAL STATEMENTS


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                               ----------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                    2003          2004
-------------------------------------------------------------  --------      --------
INTEREST INCOME
  Loans......................................................  $362,975      $335,329
  Securities.................................................    79,863       105,846
  Interest bearing deposits in banks.........................       962           908
  Federal funds sold and securities purchased under
    resale agreements........................................     1,677         1,959
  Trading account assets.....................................       927           557
                                                               --------      --------
  Total interest income......................................   446,404       444,599
                                                               --------      --------
INTEREST EXPENSE
  Domestic deposits..........................................    41,571        33,610
  Foreign deposits...........................................     3,206         2,132
  Federal funds purchased and securities sold under
    repurchase agreements....................................     1,327           681
  Commercial paper...........................................     2,728         1,135
  Medium and long-term debt..................................     1,866         3,139
  Preferred securities and trust notes.......................     3,671         2,181
  Other borrowed funds.......................................     1,255         1,300
                                                               --------      --------
  Total interest expense.....................................    55,624        44,178
                                                               --------      --------
NET INTEREST INCOME..........................................   390,780       400,421
  (Reversal of) provision for credit losses..................    30,000        (5,000)
                                                               --------      --------
  Net interest income after (reversal of) provision
   for credit losses.........................................   360,780       405,421
                                                               --------      --------
NONINTEREST INCOME
  Service charges on deposit accounts........................    72,287        81,096
  Trust and investment management fees.......................    32,675        35,822
  Insurance commissions......................................    13,218        21,735
  International commissions and fees.........................    15,345        17,545
  Card processing fees, net..................................     9,682         8,792
  Foreign exchange gains, net................................     6,934         8,344
  Brokerage commissions and fees.............................     8,654         8,297
  Merchant banking fees......................................     6,018         7,467
  Securities gains, net......................................        --         1,622
  Other......................................................    20,958        20,485
                                                               --------      --------
  Total noninterest income...................................   185,771       211,205
                                                               --------      --------
NONINTEREST EXPENSE
  Salaries and employee benefits.............................   198,107       219,423
  Net occupancy..............................................    27,636        31,582
  Equipment..................................................    16,671        17,271
  Communications.............................................    13,844        13,410
  Software...................................................    12,076        12,995
  Professional services......................................    12,014        11,303
  Foreclosed asset expense...................................        51           519
  Other......................................................    62,201        66,603
                                                               --------      --------
  Total noninterest expense..................................   342,600       373,106
                                                               --------      --------
  Income before income taxes.................................   203,951       243,520
  Income tax expense.........................................    68,434        86,033
                                                               --------      --------
NET INCOME...................................................  $135,517      $157,487
                                                               ========      ========
NET INCOME PER COMMON SHARE--BASIC...........................  $   0.90      $   1.07
                                                               ========      ========
NET INCOME PER COMMON SHARE--DILUTED.........................  $   0.89      $   1.05
                                                               ========      ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC............   150,616       147,400
                                                               ========      ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED..........   152,013       149,952
                                                               ========      ========



     See accompanying notes to condensed consolidated financial statements.



                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            (UNAUDITED)                  (UNAUDITED)
                                                                              MARCH 31,   DECEMBER 31,     MARCH 31,
(DOLLARS IN THOUSANDS)                                                          2003           2003          2004
--------------------------------------------------------------------------  -----------   ------------   -----------
ASSETS
Cash and due from banks...................................................  $ 2,480,626   $  2,494,127   $ 2,154,170
Interest bearing deposits in banks........................................      226,893        235,158       243,585
Federal funds sold and securities purchased under resale agreements.......    1,736,800        769,720     3,517,500
                                                                            -----------   ------------   -----------
  Total cash and cash equivalents.........................................    4,444,319      3,499,005     5,915,255
Trading account assets....................................................      305,102        252,929       285,305
Securities available for sale:
  Securities pledged as collateral........................................      117,092        106,560        97,040
  Held in portfolio.......................................................    6,944,188     10,660,332    11,496,366
Loans (net of allowance for credit losses: March 31, 2003, $586,197;
  December 31, 2003, $532,970; March 31, 2004, $521,111)..................   25,950,075     25,411,658    25,515,194
Due from customers on acceptances.........................................      128,401         71,078        50,554
Premises and equipment, net...............................................      504,451        509,734       523,197
Intangible assets.........................................................       37,541         49,592        61,181
Goodwill..................................................................      150,846        226,556       314,994
Other assets..............................................................    1,805,328      1,711,023     1,843,091
                                                                            -----------   ------------   -----------
  Total assets............................................................  $40,387,343   $ 42,498,467   $46,102,177
                                                                            ===========   ============   ===========
LIABILITIES
Domestic deposits:
  Noninterest bearing.....................................................  $15,727,203   $ 16,668,773   $18,736,656
  Interest bearing........................................................   15,944,421     17,146,858    18,238,967
Foreign deposits:
  Noninterest bearing.....................................................      434,258        619,249       661,004
  Interest bearing........................................................    1,146,869      1,097,403     1,368,928
                                                                            -----------   ------------   -----------
    Total deposits........................................................   33,252,751     35,532,283    39,005,555
Federal funds purchased and securities sold under repurchase agreements...      282,135        280,968       325,238
Commercial paper..........................................................      852,494        542,270       478,039
Other borrowed funds......................................................      139,821        212,088       204,681
Acceptances outstanding...................................................      128,401         71,078        50,554
Other liabilities.........................................................    1,142,278        934,916     1,186,783
Medium and long-term debt.................................................      418,388        820,488       836,023
Junior subordinated debt payable to subsidiary grantor trust..............           --        363,940        16,243
UnionBanCal Corporation--obligated mandatorily redeemable preferred
  securities of subsidiary grantor trust..................................      363,050             --            --
                                                                            -----------   ------------   -----------
  Total liabilities.......................................................   36,579,318     38,758,031    42,103,116
                                                                            -----------   ------------   -----------
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock:
  Authorized 5,000,000 shares, no shares issued or outstanding as of
    March 31, 2003, December 31, 2003, and March 31, 2004.................           --             --            --
Common stock, no stated value per share at March 31, 2003, and par value of $1 per share at December 31, 2003 and March 31, 2004(1):
  Authorized 300,000,000 shares, issued 150,217,620 shares as of March 31,
    2003, 146,000,156 shares as of December 31, 2003, and 148,546,543
    shares as of March 31, 2004...........................................      905,668        146,000       148,547
Additional paid-in capital................................................           --        555,156       688,231
Treasury stock--242,000 shares as of December 31, 2003 and 1,071,700
  shares as of March 31, 2004.............................................           --        (12,846)      (56,932)
Retained earnings.........................................................    2,685,019      2,999,884     3,111,464
Accumulated other comprehensive income....................................      217,338         52,242       107,751
                                                                            -----------   ------------   -----------
  Total stockholders' equity..............................................    3,808,025      3,740,436     3,999,061
                                                                            -----------   ------------   -----------
  Total liabilities and stockholders' equity..............................  $40,387,343   $ 42,498,467   $46,102,177
                                                                            ===========   ============   ===========

-----------------------

(1) On September 30, 2003, UnionBanCal Corporation changed its state of incorporation from California to Delaware, establishing a par value of $1 per share common stock.


See  accompanying  notes  to  condensed  consolidated  financial  statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                               ACCUMULATED      TOTAL
                                                             ADDITIONAL                           OTHER         STOCK-
(AMOUNTS IN THOUSANDS,                NUMBER      COMMON      PAID-IN    TREASURY   RETAINED  COMPREHENSIVE     HOLDERS'
 EXCEPT SHARES)                     OF SHARES    STOCK(1)      CAPITAL     STOCK    EARNINGS      INCOME        EQUITY
---------------------------------- -----------   --------    ----------  --------  ---------- -------------   ----------
BALANCE DECEMBER 31, 2002......... 150,702,363   $926,460    $       --  $     --  $2,591,635 $     240,094   $3,758,189
                                                 --------    ----------  --------  ---------- -------------   ----------
Comprehensive income
  Net income--For the three months
    ended March 31, 2003..........                                                    135,517                    135,517
  Other comprehensive income, net
    of tax:
    Net change in unrealized gains
      on cash flow hedges.........                                                                   (7,379)      (7,379)
    Net change in unrealized gains
      on securities available for
      sale........................                                                                  (14,741)     (14,741)
    Foreign currency translation
      adjustment..................                                                                     (636)        (636)
                                                                                                              ----------
Total comprehensive income........                                                                               112,761
Dividend reinvestment plan........       4,684         10                                                             10
Deferred compensation - restricted
  stock awards....................                                                         56                         56
Stock options exercised...........     177,309      5,691                                                          5,691
Common stock repurchased(2).......    (666,736)   (26,493)                                                       (26,493)
Dividends declared on common
  stock, $0.28 per share(3).......                                                    (42,189)                   (42,189)
                                                 --------    ----------  --------  ---------- -------------   ----------
Net change........................                (20,792)           --        --      93,384       (22,756)      49,836
                                   -----------   --------    ----------  --------  ---------- -------------   ----------
BALANCE MARCH 31, 2003............ 150,217,620   $905,668    $       --  $     --  $2,685,019 $     217,338   $3,808,025
                                   ===========   ========    ==========  ========  ========== =============   ==========

BALANCE DECEMBER 31, 2003......... 146,000,156   $146,000    $  555,156  $(12,846) $2,999,884 $      52,242   $3,740,436
                                                 --------    ----------  --------  ---------- -------------   ----------
Comprehensive income
  Net income--For the three months
    ended March 31, 2004..........                                                    157,487                    157,487
  Other comprehensive income, net
    of tax:
  Net change in unrealized gains
    on cash flow hedges...........                                                                   10,237       10,237
  Net change in unrealized gains
    on securities available for
    sale..........................                                                                   44,658       44,658
  Foreign currency translation
    adjustment....................                                                                      614          614
                                                                                                              ----------
Total comprehensive income........                                                                               212,996
Dividend reinvestment plan........         144                        9                                                9
Deferred compensation - restricted
  stock awards....................                                                         64                         64
Stock options exercised...........     537,524        538        20,497                                           21,035
Stock issued in acquisitions......   2,008,719      2,009       112,569                                          114,578
Common stock repurchased(2).......                                        (44,086)                               (44,086)
Dividends declared on common
  stock, $0.31 per share(3).......                                                    (45,971)                   (45,971)
                                                 --------    ----------  --------  ---------- -------------   ----------
Net change........................                  2,547       133,066   (44,086)    111,580        55,509      258,625
                                   -----------   --------    ----------  --------  ---------- -------------   ----------
BALANCE MARCH 31, 2004............ 148,546,543   $148,547    $  688,231  $(56,932) $3,111,464 $     107,751   $3,999,061
                                   ===========   ========    ==========  ========  ========== =============   ==========
--------------------

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


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                               -------------------------
(DOLLARS IN THOUSANDS)                                                            2003           2004
----------------------------------------------------------------------------   ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................................   $  135,517       $157,487
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    (Reversal of) provision for credit losses...............................       30,000         (5,000)
    Depreciation, amortization and accretion................................       26,728         32,269
    Provision for deferred income taxes.....................................       25,520         29,638
    Gains on securities available for sale..................................           --         (1,622)
    Net increase in prepaid expenses........................................      (90,504)       (79,954)
    Net increase in fees and other charges receivable.......................      (60,338)       (61,338)
    Net increase (decrease) in accrued expenses and other liabilities.......       35,030        161,109
    Net increase in trading account assets..................................      (29,081)       (32,376)
    Loans originated for resale.............................................      (49,720)       (93,286)
    Net proceeds from sale of loans originated for resale...................      104,082         72,471
    Other, net of acquisitions..............................................      (64,062)       206,249
                                                                               ----------     ----------
    Total adjustments.......................................................      (72,345)       228,160
                                                                               ----------     ----------
  Net cash provided by operating activities.................................       63,172        385,647
                                                                               ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale......................           --          9,751
  Proceeds from matured and called securities available for sale............      629,435        833,531
  Purchases of securities available for sale................................     (450,640)    (1,558,943)
  Net decrease in loans, net of acquisitions................................       89,967        340,447
  Net cash used in acquisitions.............................................           --         (2,287)
  Other, net................................................................      (20,664)       (35,540)
                                                                               ----------     ----------
  Net cash provided by (used in) investing activities.......................      248,098       (413,041)
                                                                               ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits, net of acquisitions.............................      411,936      2,892,915
  Net increase (decrease) in federal funds purchased and securities
    sold under repurchase agreements........................................      (52,244)        44,270
  Net decrease in commercial paper and other borrowed funds.................     (313,714)       (71,638)
  Repayment of junior subordinated debt.....................................           --       (360,825)
  Common stock repurchased..................................................      (26,493)       (44,086)
  Payments of cash dividends................................................      (42,438)       (45,158)
  Other, net................................................................        5,065         21,658
                                                                               ----------     ----------
  Net cash provided by (used in) financing activities.......................      (17,888)     2,437,136
                                                                               ----------     ----------
Net increase in cash and cash equivalents...................................      293,382      2,409,742
Cash and cash equivalents at beginning of period............................    4,152,122      3,499,005
Effect of exchange rate changes on cash and cash equivalents................       (1,185)         6,508
                                                                               ----------     ----------
Cash and cash equivalents at end of period..................................   $4,444,319     $5,915,255
                                                                               ==========     ==========

CASH PAID DURING THE PERIOD FOR:
  Interest..................................................................   $   50,419     $   26,465
  Income taxes..............................................................        9,905         17,753
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of Business Bancorp:
    Fair value of assets acquired...........................................   $       --     $  803,713
    Purchase price:
      Cash..................................................................           --        (21,772)
      Stock issued..........................................................           --       (114,578)
                                                                               ----------     ----------
    Liabilities assumed.....................................................   $       --     $  667,363
                                                                               ==========     ==========



     See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.
GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. However, they do not include all of the disclosures necessary for annual financial statements in conformity with U.S. GAAP. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2003. The preparation of financial statements in conformity with U.S. GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

     UnionBanCal Corporation is a commercial bank holding company and has, as its major subsidiary, a banking subsidiary, Union Bank of California, N.A. (the
Bank). The Company provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, but also nationally and internationally.

     Since November 1999 through March 31, 2004, the Company has announced open market stock repurchase plans totaling $500 million and as of March 31, 2004 has repurchased $442 million of common stock under these repurchase plans. The Company repurchased $58 million and $44 million of common stock in 2003 and the first three months of 2004, respectively, as part of these repurchase plans. As of March 31, 2004, $58 million of the Company's common stock is authorized for repurchase. Under separate stock repurchase agreements, the Company purchased $600 million of its common stock, $300 million in August 2002 and $300 million in September 2003, from its majority owner, The Bank of Tokyo-Mitsubishi, Ltd.
(BTM), which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group, Inc. At March 31, 2004, BTM owned approximately 62 percent of the Company's outstanding common stock.

     Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

     STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE

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

     As allowed under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, the Company has chosen to continue to recognize compensation expense using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under the intrinsic

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS (CONTINUED)

value-based method, compensation cost is measured as the amount by which the quoted market price of the Company's stock at the date of grant exceeds the stock option exercise price.

     At March 31, 2004, the Company has two stock-based employee compensation plans. For further discussion concerning our stock-based employee compensation plans see Note 14--"Management Stock Plan" of the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2003. The value of the restricted stock awards issued under the plans has been reflected in compensation expense. Options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, therefore, were not included in compensation expense as allowed by current U.S. GAAP.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.



                                                                   FOR THE THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                  ----------------------
(DOLLARS IN THOUSANDS)                                              2003          2004
----------------------------------------------------------------  --------      --------
AS REPORTED NET INCOME..........................................  $135,517      $157,487
Stock option-based employee compensation expense (determined
  under fair value based method for all awards, net of taxes)...    (5,956)       (6,532)
                                                                  --------      --------
Pro forma net income, after stock option-based employee
  compensation expense..........................................  $129,561      $150,955
                                                                  ========      ========
EARNINGS PER SHARE--BASIC
As reported.....................................................  $   0.90      $   1.07
Pro forma.......................................................  $   0.86      $   1.02
EARNINGS PER SHARE--DILUTED
As reported.....................................................  $   0.89      $   1.05
Pro forma.......................................................  $   0.85      $   1.01



     Compensation cost associated with the Company's unvested restricted stock issued under the management stock plan is measured based on the market price of the stock at the grant date and is expensed over the vesting period. Compensation expense related to restricted stock awards for the first quarters of 2003 and 2004 was not significant.

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

     In December 2003, the FASB issued FIN 46R, a revision of FIN 46. FIN 46R clarifies that only the holder of a variable interest can ever be a VIE's primary beneficiary. FIN 46R delays the effective date of FIN 46 for all entities created subsequent to January 31, 2003 and non-SPE's (special-purpose entities) created prior to February 1, 2003 to reporting periods ending after March 15, 2004. Entities created prior to February 1, 2004 and defined as SPE's must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46R by the first reporting period ending after December 15, 2003. The adoption of FIN 46R on January 1, 2004 did not have a material impact on the Company's financial position or results of operations.

     ACCOUNTING   FOR   EMPLOYERS'   DISCLOSURES   ABOUT   PENSIONS   AND  OTHER
     POSTRETIREMENT BENEFITS

     In December 2003, the FASB issued SFAS No. 132R, a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106." The Statement expands the disclosure requirements of SFAS No. 132 to include information describing types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net period benefit costs of defined pension plans and other defined benefit postretirement plans. The Statement is effective for financial statements with fiscal years ending after December 15, 2003. The expanded disclosures required by SFAS No. 132R are disclosed in Note 7 of the Notes to Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2003. Periodic disclosures under SFAS No. 132R are contained in
Note 8 of this document.

     ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

     In December 2003, under clearance of the FASB, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued Statement of Position (SOP) 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." This SOP establishes accounting standards for discounts on purchased loans when the discount is attributable to credit quality. The SOP requires that the loan discount, rather than contractual amounts, establishes the investor's estimate of undiscounted expected future principal and interest cash flows as a benchmark for yield and impairment measurements. The SOP prohibits the carryover or creation of a valuation allowance in the initial accounting for these loans. This SOP is effective for loans acquired in years ending after December 15, 2004. Management believes that adoption of this Statement will not have a material impact on the Company's financial position or results of operations at adoption.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2003 and 2004.



                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                           -----------------------------------------
                                                                  2003                  2004
                                                           -------------------   -------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                BASIC     DILUTED      BASIC    DILUTED
---------------------------------------------------------- --------   --------   --------   --------
Net Income................................................ $135,517   $135,517   $157,487   $157,487
                                                           ========   ========   ========   ========
Weighted average common shares outstanding................  150,616    150,616    147,400    147,400
Additional shares due to:
Assumed conversion of dilutive stock options..............       --      1,397         --      2,552
                                                           --------   --------   --------   --------
Adjusted weighted average common shares outstanding.......  150,616    152,013    147,400    149,952
                                                           ========   ========   ========   ========
Net income per share...................................... $   0.90   $   0.89   $   1.07   $   1.05
                                                           ========   ========   ========   ========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4--ACCUMULATED OTHER COMPREHENSIVE INCOME

     The  following   table  presents  the  components  of  the  net  change  in accumulated other comprehensive income and the related tax effect allocated to each component.



                                                                         BEFORE TAX
(DOLLARS IN THOUSANDS)                                                      AMOUNT     TAX EFFECT   NET OF TAX
----------------------------------------------------------------------   ----------    ----------   ----------
FOR THE THREE MONTHS ENDED MARCH 31, 2003:
Cash flow hedge activities:
  Unrealized net gains on hedges......................................   $      337    $     (129)  $      208
  Less:  reclassification adjustment for net gains on hedges
         included in net income.......................................      (12,286)        4,699       (7,587)
                                                                         ----------    ----------   ----------
Net change in unrealized gains on hedges..............................      (11,949)        4,570       (7,379)
                                                                         ----------    ----------   ----------
Securities available for sale:
  Unrealized holding losses arising during the period on securities
    available for sale................................................      (23,872)        9,131      (14,741)
  Less:  reclassification adjustment for net gains on securities
         available for sale included in net income....................           --            --           --
                                                                         ----------    ----------   ----------
Net change in unrealized gains on securities available for sale.......      (23,872)        9,131      (14,741)
                                                                         ----------    ----------   ----------
Foreign currency translation adjustment...............................       (1,030)          394         (636)
                                                                         ----------    ----------   ----------
Minimum pension liability adjustment..................................           --            --           --
                                                                         ----------    ----------   ----------
Net change in accumulated other comprehensive income..................   $  (36,851)   $   14,095   $  (22,756)
                                                                         ==========    ==========   ==========

FOR THE THREE MONTHS ENDED MARCH 31, 2004:
Cash flow hedge activities:
  Unrealized net gains on hedges......................................   $   40,087    $  (15,333)  $   24,754
 Less:  reclassification adjustment for net gains on hedges
        included in net income........................................      (23,509)        8,992      (14,517)
                                                                         ----------    ----------   ----------
Net change in unrealized gains on hedges..............................       16,578        (6,341)      10,237
                                                                         ----------    ----------   ----------
Securities available for sale:
  Unrealized holding gains arising during the period on securities
    available for sale................................................       73,943       (28,283)      45,660
  Less:  reclassification adjustment for net gains on securities
         available for sale included in net income....................       (1,622)          620       (1,002)
                                                                         ----------    ----------   ----------
Net change in unrealized gains on securities available for sale.......       72,321       (27,663)      44,658
                                                                         ----------    ----------   ----------
Foreign currency translation adjustment...............................          994          (380)         614
                                                                         ----------    ----------   ----------
Minimum pension liability adjustment..................................           --            --           --
                                                                         ----------    ----------   ----------
Net change in accumulated other comprehensive income..................   $   89,893    $  (34,384)  $   55,509
                                                                         ==========    ==========   ==========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4--ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

     The  following  table  presents   accumulated  other  comprehensive  income
balances.




                                        NET            NET
                                    UNREALIZED      UNREALIZED
                                  GAINS (LOSSES)  GAINS (LOSSES)      FOREIGN      MINIMUM     ACCUMULATED
                                     ON CASH       ON SECURITES       CURRENCY     PENSION        OTHER
                                       FLOW          AVAILABLE      TRANSLATION   LIABILITY   COMPREHENSIVE
(DOLLARS IN THOUSANDS)                HEDGES         FOR SALE       ADJUSTMENT    ADJUSTMENT   INCOME (LOSS)
-------------------------------   --------------  --------------    -----------   ----------  -------------
BALANCE, DECEMBER 31, 2002.....   $      104,368  $      147,450    $   (10,649)  $   (1,075) $     240,094
Change during the period.......           (7,379)        (14,741)          (636)          --        (22,756)
                                  --------------  --------------    -----------   ----------  -------------
BALANCE, MARCH 31, 2003........   $       96,989  $      132,709    $   (11,285)  $   (1,075) $     217,338
                                  ==============  ==============    ===========   ==========  =============

BALANCE, DECEMBER 31, 2003.....   $       43,786  $       22,535    $   (10,293)  $   (3,786) $      52,242
Change during the period.......           10,237          44,658            614           --         55,509
                                  --------------  --------------    -----------   ----------  -------------
BALANCE, MARCH 31, 2004........   $       54,023  $       67,193    $    (9,679)  $   (3,786) $     107,751
                                  ==============  ==============    ===========   ==========  =============



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

     The information, set forth in the table on the following page, reflects selected income statement and balance sheet items by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to U.S. GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the total asset line of the table are the amounts of goodwill for each reporting unit

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5--BUSINESS SEGMENTS (CONTINUED)

as of March 31, 2003 and 2004. Substantially all of the goodwill reflected on the Condensed Consolidated Balance Sheet is attributed to the Community Banking and Investment Services Group.

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

     "Other" is comprised of certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent basis amount, the amount of the (reversal of) provision for credit losses over/(under) the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowance for credit losses, and the residual costs of support groups. In addition, it includes the Pacific Rim Corporate Group, which offers financial products to Japanese-owned subsidiaries located in the U.S. On an individual basis, none of the items in "Other" are significant to the Company's business.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5--BUSINESS SEGMENTS (CONTINUED)


     The business units' results for the prior periods have been restated to reflect changes in the transfer pricing methodology and any reorganization changes that may have occurred.



                                                        COMMUNITY BANKING         COMMERCIAL
                                                          AND INVESTMENT      FINANCIAL SERVICES      INTERNATIONAL
                                                             SERVICES                GROUP            BANKING GROUP
                                                       -------------------    -------------------    ---------------
                                                               AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                                       -------------------------------------------------------------
                                                         2003       2004        2003       2004       2003     2004
-----------------------------------------------------  --------   --------    --------   --------    ------   ------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Net interest income..................................  $167,861   $182,667    $179,232   $183,506    $8,958  $ 7,808
Noninterest income...................................   101,627    116,600      57,912     69,627    15,483   18,189
                                                       --------   --------    --------   --------    ------  -------
Total revenue........................................   269,488    299,267     237,144    253,133    24,441   25,997
Noninterest expense..................................   199,891    218,984      98,759    104,643    14,935   15,683
Credit expense (income)..............................     7,718      7,787      42,462     31,226       505      604
                                                       --------   --------    --------   --------    ------  -------
Income (loss) before income tax expense (benefit)....    61,879     72,496      95,923    117,264     9,001    9,710
Income tax expense (benefit).........................    23,668     27,730      30,680     38,249     3,443    3,714
                                                       --------   --------    --------   --------    ------  -------
Net income (loss)....................................  $ 38,211   $ 44,766    $ 65,243   $ 79,015    $5,558  $ 5,996
                                                       ========   ========    ========   ========    ======  =======
TOTAL ASSETS (dollars in millions):..................  $ 12,133   $ 13,414    $ 15,491   $ 14,330    $2,146  $ 2,134
                                                       ========   ========    ========   ========    ======  =======



                                                              GLOBAL                                      UNIONBANCAL
                                                          MARKETS GROUP              OTHER                CORPORATION
                                                       -------------------    -------------------    ------------------
                                                                 AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------------------------------------------
                                                         2003       2004        2003       2004        2003      2004
-----------------------------------------------------  --------   --------    --------   --------    --------  --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Net interest income..................................  $ 21,092   $  1,151    $ 13,637   $ 25,289    $390,780  $400,421
Noninterest income...................................     1,526      1,541       9,223      5,248     185,771   211,205
                                                       --------   --------    --------   --------    --------  --------
Total revenue........................................    22,618      2,692      22,860     30,537     576,551   611,626
Noninterest expense..................................     4,487      6,427      24,528     27,369     342,600   373,106
Credit expense (income)..............................        50         50     (20,735)   (44,667)     30,000    (5,000)
                                                       --------   --------    --------   --------    --------  --------
Income (loss) before income tax expense (benefit)....    18,081     (3,785)     19,067     47,835     203,951   243,520
Income tax expense (benefit).........................     6,916     (1,448)      3,727     17,788      68,434    86,033
                                                       --------   --------    --------   --------    --------  --------
Net income (loss)....................................  $ 11,165   $ (2,337)   $ 15,340   $ 30,047    $135,517  $157,487
                                                       ========   ========    ========   ========    ========  ========
TOTAL ASSETS (dollars in millions):..................  $  9,359   $ 15,461    $  1,258   $    763    $ 40,387  $ 46,102
                                                       ========   ========    ========   ========    ========  ========



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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

     CASH FLOW HEDGES

     HEDGING STRATEGIES FOR VARIABLE RATE LOANS AND CERTIFICATES OF DEPOSIT

     The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, e.g., U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument is identical. Cash flow hedging strategies include the utilization of purchased floor, cap, corridor options and interest rate swaps. At March 31, 2004, the weighted average remaining life of these cash flow hedges is approximately 1.5 years.

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

     The Company uses interest rate collars to hedge the variable cash flows associated with 1-month LIBOR or 3-month LIBOR indexed loans. Net payments to be received under the collar contracts offset the decline in loan interest income caused by the relevant LIBOR index falling below the collar's floor strike rate while net payments to be paid will reduce the increase in loan interest income caused by the LIBOR index rising above the collar's cap strike rate.

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

     The Company uses interest rate cap corridors to hedge the variable cash flows associated with the forecasted issuance and roll-over of short-term, fixed rate, negotiable CDs. In these hedging relationships, the Company hedges the LIBOR component of the CD rates, either 1-month LIBOR, 3-month LIBOR, or 6-month LIBOR, based on the original term to maturity of the CDs, which reflects their repricing frequency. Net payments to be received under the cap corridor contracts offset the increase in deposit interest expense caused by the relevant LIBOR index rising above the corridor's lower strike rate, but only

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

to the extent the index rises to the upper strike rate. The corridor will not provide protection from increases in the relevant LIBOR index to the extent it rises above the corridor's upper strike rate.

     Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge matches those of the loans or CDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In the first quarter of 2004, the Company recorded a net loss of $1.5 million due to ineffectiveness, which is recognized in noninterest expense, compared to a net gain of $0.1 million in the first quarter of 2003.

     FAIR VALUE HEDGES

     HEDGING STRATEGY FOR UNIONBANCAL CORPORATION--JUNIOR SUBORDINATED DEBT PAYABLE TO SUBSIDIARY GRANTOR TRUST (TRUST NOTES)

     The Company engaged in an interest rate hedging strategy in which an interest rate swap was associated with a specific interest bearing liability, UnionBanCal Corporation's Trust Notes, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigated the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, U.S. dollar LIBOR.

     Fair value hedging transactions were structured at inception so that the notional amounts of the swap matched an associated principal amount of the Trust Notes. The interest payment dates, the expiration date, and the embedded call option of the swap matched those of the Trust Notes. The ineffectiveness on the fair value hedges during the first quarter of 2004 was a net gain of $1.6 million, realized upon the termination of the swap on February 19, 2004, compared to a net gain of $0.1 million in the first quarter of 2003.

     HEDGING STRATEGY FOR MEDIUM-TERM NOTES

     The Company engages in an interest rate hedging strategy in which an interest rate swap is associated with a specified interest bearing liability, UnionBanCal Corporation's five-year, medium-term debt issuance, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigates the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, U.S. dollar LIBOR.

     The fair value hedging transaction for the medium-term notes was structured at inception to mirror all of the provisions of the medium-term notes, which allows the Company to assume that no ineffectiveness exists.

     HEDGING STRATEGY FOR SUBORDINATED DEBT

     The Company engages in an interest rate hedging strategy in which an interest rate swap is associated with a specified interest bearing liability, UnionBanCal Corporation's ten-year, subordinated debt issuance, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigates the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, U.S. dollar LIBOR.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

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

NOTE 7--GUARANTEES

     Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of one year or less. Collateral may be obtained based on management's credit assessment of the customer. As of March 31, 2004, the Company's maximum exposure to loss for standby and commercial letters of credit is $2.8 billion and $223.1 million, respectively. At March 31, 2004, the carrying value of the Company's standby and commercial letters of credit, which is included in other liabilities on the consolidated balance sheet, total $4.8 million.

     Principal investments include direct investments in private and public companies and indirect investments in private equity funds. The Company issues commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate. At March 31, 2004, the Company had commitments to fund principal investments of $52.8 million.

     The Company has contingent consideration agreements that guarantee additional payments to acquired insurance agencies' stockholders based on the agencies' future performance in excess of established revenue and/or earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. If the insurance agencies' future performance exceeds these thresholds during a three-year period, the Company will be liable to make payments to those former stockholders. As of March 31, 2004, the Company has a maximum exposure of $8.1 million for these agreements, the last of which expire in December 2006.

     The Company is fund manager for limited liability corporations issuing low-income housing credit (LIHC) investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits, and operating deficit thresholds over a ten-year average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability corporations issuing the LIHC investments that reduce the

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--GUARANTEES (CONTINUED)

Company's ultimate exposure to loss. As of March 31, 2004, the Company's maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $111.0 million. The Company maintains a reserve of $4.0 million for these guarantees.

     The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantee of trust preferred securities, commercial paper obligations and leveraged lease transactions. Guarantees issued by the Bank for an affiliate's commercial paper program are done in order to facilitate their sale. As of March 31, 2004, the Bank had a maximum exposure to loss under these guarantees, which have an average term of less than one year, of $478.2 million. The Bank's guarantee is fully collateralized by a pledged deposit. UnionBanCal Corporation guarantees its subsidiaries' leveraged lease transactions, which have terms ranging from 15 to 30 years. Following the original funding of the leveraged lease transactions, UnionBanCal Corporation has no material obligation to be satisfied. As of March 31, 2004, UnionBanCal Corporation had no material exposure under these guarantees.

     The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $1.4 billion at March 31, 2004. The market value of the associated collateral was $1.3 billion at March 31, 2004.

NOTE 8--PENSION AND OTHER POSTRETIREMENT BENEFITS

     The following table summarizes the components of net periodic benefit costs.



                                                 PENSION BENEFITS        OTHER BENEFITS
                                               -------------------     -----------------
                                                  FOR THE THREE          FOR THE THREE
                                                   MONTHS ENDED           MONTHS ENDED
                                               -------------------     -----------------
(DOLLARS IN THOUSANDS)                           2003        2004       2003       2004
--------------------------------------------   -------     -------     ------     ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................   $ 8,217     $ 9,318     $1,295     $1,568
Interest cost...............................    11,875      12,602      2,641      2,772
Expected return on plan assets..............   (18,203)    (20,787)    (1,687)    (2,097)
Amortization of prior service cost..........       267         267        (24)       (24)
Amortization of transition amount...........        --          --        637        637
Recognized net actuarial loss...............     1,042       2,822      1,599      1,586
                                               -------     -------     ------     ------
Total net periodic benefit cost.............   $ 3,198     $ 4,222     $4,461     $4,442
                                               =======     =======     ======     ======


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9--SUBSEQUENT EVENTS

     On April 27, 2004, the Company announced that the Bank has agreed to sell its merchant card portfolio and to form a long-term marketing alliance with NOVA Information Systems (NOVA). The transaction is subject to regulatory approval and is expected to close late in the second quarter 2004. NOVA will acquire the Bank's merchant accounts and will provide processing services, customer service and support operations to the Bank's 10,000 merchant locations. Merchant services will be marketed through on the Bank's branch network in California, Oregon and Washington. The Company expects to record an after-tax gain on the transaction of approximately $56 million, with a portion of the gain being recorded at closing, and the remainder being recorded over the term of the marketing agreement.

     On April 28, 2004, the Board of Directors declared a quarterly cash dividend of $0.36 per share of common stock. The dividend will be paid on July 2, 2004 to stockholders of record as of June 4, 2004.

     On April 28, 2004, the Board of Directors authorized the repurchase of up to an additional $200 million of the Company's common stock.

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

     ALL REPORTS THAT WE FILE ELECTRONICALLY WITH THE SEC, INCLUDING ANNUAL REPORTS ON FORM 10-K, QUARTERLY REPORTS ON FORM 10-Q, AND CURRENT REPORTS ON FORM 8-K, AS WELL AS ANY AMENDMENTS TO THOSE REPORTS, ARE ACCESSIBLE AT NO COST ON OUR INTERNET WEBSITE AT WWW.UBOC.COM AS SOON AS REASONABLY PRACTICABLE AFTER WE ELECTRONICALLY FILE SUCH REPORTS WITH, OR FURNISH THEM, TO THE SEC. THESE FILINGS ARE ALSO ACCESSIBLE ON THE SEC'S WEBSITE AT WWW.SEC.GOV.

INTRODUCTION

     We  are  a   California-based,   commercial   bank  holding   company  with
consolidated assets of $46.1 billion at March 31, 2004. During 2003, UnionBanCal Corporation changed its state of incorporation from California to Delaware.

     UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A. (the Bank), were created on April 1, 1996, by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control, similar to a pooling of interests. At March 31, 2004, BTM, our majority owner, owned approximately 62 percent of our outstanding common stock.

EXECUTIVE OVERVIEW

     We are providing you with an overview of what we believe are the most significant events that impacted our results for the first quarter of 2004. You should carefully read the rest of this document for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

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

     Overall credit quality in the commercial lending area continued to improve in the first quarter of 2004. The improvements came from positive financial results and outlooks of our borrowers, payoffs, and a slow down in net inflows of nonaccrual loans. As a result, we recorded a reversal of provision for credit losses of $5.0 million and reduced our allowance for credit losses. We expect to see continued improvement in our credit quality throughout 2004, assuming that the economy's recent positive momentum continues.

     However, a full economic turnaround continues to remain uncertain in 2004, causing our commercial lending activities to be sluggish with commercial loan balances significantly below the first quarter of 2003 level and slightly below the December 31, 2003 level. In the first quarter of 2004, we have seen some improvement in the economic outlook in our markets and we anticipate that as the economy improves, commercial lending will increase during 2004.

     Record low levels of interest rates continued to pressure our net interest income, as our variable rate loans repriced more quickly than our interest bearing deposits. A significant contributor to the reduced asset yields was mortgage refinancings that further reduced our net interest income on our residential mortgage loans and our mortgage-backed securities portfolio. Derivative contracts, used to hedge the impact of falling interest rates on our lending activities, began to expire in late 2003, further compressing our net interest margin in the first quarter of 2004. A discussion of the impact of our hedges is included in our detailed analysis of net interest income. Despite these pressures, we have benefited from a higher level of earning assets, including a significantly higher mix of securities, strong deposit growth, and changes in our capital structure, including replacing higher cost debt with lower cost funding. We expect that as business activity picks up and interest rates rise, our interest income will rise as well.

     Growth in core deposits was particularly strong in the first quarter of 2004, compared to the first quarter of 2003, providing us with a low cost of funding, which is a competitive advantage. Average demand deposits for the first quarter of 2004 were 47 percent of average total deposits, contributing to an average annualized all-in cost of funds (interest expense divided by total interest bearing liabilities and noninterest bearing deposits) of 0.47 percent for the first quarter of 2004 compared to 0.67 percent in the first quarter of 2003. We attract deposits by offering a variety of cash management products aimed at business clients, including web cash management, check imaging, remittance and depository services and disbursements. In addition, we made two bank acquisitions and opened a number of de novo branches in 2003 and the first quarter of 2004, which further expanded our business locations in California.

     Noninterest income rose 14 percent in the first quarter of 2004, compared to the first quarter of 2003, primarily as a result of increases in service charges on deposits, insurance agency commissions, trust and investment management fees and international commissions and fees. As part of our strategic initiatives, we focus on identifying opportunities for growing noninterest income.

     Although noninterest expense rose 9 percent in the first quarter of 2004, compared to the first quarter of 2003, much of that increase related to investments that we made in bank and insurance agency acquisitions and technology. We believe that these investments will bring opportunities for growth in our business by increasing our customer base and expanding the services we can provide.

FINANCIAL PERFORMANCE

SUMMARY OF FINANCIAL PERFORMANCE


                                                FOR THE THREE MONTHS      INCREASE (DECREASE)
                                                        ENDED              2004 VERSUS 2003
                                                --------------------      -----------------
(DOLLARS IN THOUSANDS)                            2003        2004         AMOUNT   PERCENT
----------------------------------------------- --------    --------      -------   -------
RESULTS OF OPERATIONS
Net interest income(1)......................... $390,780    $400,421      $ 9,641       2.5%
Noninterest income
  Service charges on deposit accounts..........   72,287      81,096        8,809      12.2
  Trust and investment management fees.........   32,675      35,822        3,147       9.6
  Insurance commissions........................   13,218      21,735        8,517      64.4
  International commissions and fees...........   15,345      17,545        2,200      14.3
  Other noninterest income.....................   52,246      55,007        2,761       5.3
                                                --------    --------      -------
Total noninterest income.......................  185,771     211,205       25,434      13.7
Total revenue..................................  576,551     611,626       35,075       6.1
(Reveral of) provision for credit losses.......   30,000      (5,000)     (35,000)       nm
Noninterest expense
  Salaries and employee benefits...............  198,107     219,423       21,316      10.8
  Net occupancy................................   27,636      31,582        3,946      14.3
  Intangible asset amortization................    2,477       4,221        1,744      70.4
  Other noninterest expense....................  114,380     117,880        3,500       3.1
                                                --------    --------      -------
Total noninterest expense......................  342,600     373,106       30,506       8.9
Income before income tax.......................  203,951     243,520       39,569      19.4
Income tax.....................................   68,434      86,033       17,599      25.7
                                                --------    --------      -------
Net income..................................... $135,517    $157,487      $21,970      16.2%
                                                ========    ========      =======

-------------------------


(1) Net interest income does not include any adjustments for fully taxable equivalence.

nm - not meaningful

     THE PRIMARY CONTRIBUTORS TO OUR FINANCIAL PERFORMANCE FOR THE FIRST QUARTER OF 2004 COMPARED TO THE FIRST QUARTER OF 2003 ARE PRESENTED BELOW.

     o We recorded a $5.0 million reversal of provision for credit losses in the first quarter of 2004, which reflects continued improvement in credit quality. Reductions in criticized and classified credits in our commercial loan portfolio resulted from pay-offs, loan grade improvements, and loan sales, and allowed us to lower our reserve for credit losses. (See our discussion under "Allowance for Credit Losses.")

     o Although net interest income continues to be negatively impacted by the lower interest rate environment and a decline in the average balances of our commercial loan portfolio, net interest income was favorably influenced by higher other earning asset volumes, including a significantly higher mix of securities. Strong deposit growth, including an attractive mix of average noninterest bearing deposits to total deposits, also contributed favorably to our net interest income. (See our discussion under "Net Interest Income.")

     o    Our noninterest income was impacted by several factors:

          o Service charges on deposit accounts rose primarily from a 19 percent increase in average demand deposits in the first quarter of 2004 over the first quarter of 2003 and higher overdraft and return fees of $4.7 million primarily associated with the overdraft program introduced in April 2003;

          o    Insurance  commissions  increased  mostly  from  the  April  2003 acquisition of Tanner Insurance Brokers and the December 2003 acquisition of Knight Insurance Agency;

          o Private capital investment sales resulted in net gains of $5.0 million in the first quarter of 2004 compared to net losses of $0.1 million in the first quarter of 2003 as equity market values rose;

          o Trust and investment management fees increased from the first quarter of 2003 primarily due to higher assets under administration. Trust administration fees began growing in the second half of 2003 as trust assets started to recover with the strengthening of the equity markets and a substantial increase in new sales. In the first quarter of 2004, managed assets increased by 9 percent and non-managed assets increased by 19 percent from the first quarter of 2003. Total assets under administration increased by 18 percent, to $155.6 billion, between March 31, 2003 and March 31, 2004; and

          o International commissions and fees grew, reflecting strong growth in the foreign remittances product in almost all of our markets, from a combination of increased pricing, product enhancements and higher market penetration.

     o    Contributing to our higher noninterest expense were several factors:

          o    Salaries and employee benefits increased mostly from:

               o    Acquisitions and new branch openings, which accounted for 44
                    percent  of  the   increase  in  our   salaries   and  other
                    compensation,

               o    higher  performance-related   incentive  expense  from  goal
                    achievements;

               o    annual merit increases; and

               o    increased employee benefits expense due to:

                    o acquisitions and new branch openings, which accounted for 49 percent of our employee benefits increase,

                    o increasing healthcare costs for current employees and retirees from rising insurance premiums and a greater number of participants,

                    o the impact of the lower discount rate we are using to calculate our future pension and other postretirement liabilities, and

                    o the impact of a higher state unemployment tax rate, which rose from 2.0 percent in the first quarter of 2003 to 3.7 percent in the first quarter of 2004;

          o    Net occupancy costs increased  mostly from our  acquisitions  and
               new  branch  openings  and  capitalized   property   improvements
               recorded in December 2003;

          o Intangible asset amortization increased mainly due to our recent acquisitions; and

          o Other noninterest expense rose as a result of losses attributable to operations and litigation.

NET INTEREST INCOME

     The following table shows the major components of net interest income and net interest margin.



                                                         FOR THE THREE MONTHS ENDED
                               ------------------------------------------------------------------------------
                                             MARCH 31, 2003                         MARCH 31, 2004
                               --------------------------------------    ------------------------------------
                                              INTEREST       AVERAGE                    INTEREST     AVERAGE
                                 AVERAGE       INCOME/        YIELD/       AVERAGE       INCOME/      YIELD/
(DOLLARS IN THOUSANDS)           BALANCE      EXPENSE(1)    RATE(1)(2)     BALANCE      EXPENSE(1)  RATE(1)(2)
----------------------------   -----------    ---------     ---------    -----------    ---------   ---------
ASSETS
Loans:(3)
  Domestic..................   $25,186,678    $355,073         5.70%     $24,532,402    $327,933       5.38%
  Foreign(4)................     1,536,379       8,166         2.16        1,609,454       7,678       1.92
Securities--taxable.........     7,014,825      79,179         4.52       11,396,654     104,993       3.69
Securities--tax-exempt......        41,943       1,014         9.67           65,813       1,335       8.11
Interest bearing deposits in
  banks.....................       203,432         962         1.92          207,854         908       1.76
Federal funds sold and
  securities purchased under
  resale agreements.........       536,114       1,677         1.27          786,994       1,959       1.00
Trading account assets             307,400         957         1.26          277,057         595       0.86
                               -----------    --------                   -----------    --------
  Total earning assets......    34,826,771     447,028         5.18       38,876,228     445,401       4.60
                                              --------                                  --------
Allowance for credit losses.      (603,240)                                 (534,226)
Cash and due from banks.....     2,094,976                                 2,276,055
Premises and equipment, net.       506,964                                   519,962
Other assets................     1,522,732                                 1,913,108
                               -----------                               -----------
  Total assets..............   $38,348,203                               $43,051,127
                               ===========                               ===========


LIABILITIES
Domestic deposits:
  Interest bearing..........   $ 9,365,182      18,809         0.81      $11,390,393      16,556       0.58
  Savings and consumer time.     3,819,545      12,316         1.31        4,136,695       8,719       0.85
  Large time................     2,414,309      10,446         1.75        2,432,602       8,335       1.38
Foreign deposits(4).........     1,384,177       3,206         0.94        1,227,223       2,132       0.70
                               -----------    --------                   -----------    --------
  Total interest bearing
    deposits................    16,983,213      44,777         1.07       19,186,913      35,742       0.75
                               -----------    --------                   -----------    --------
Federal funds purchased and
  securities sold under
  repurchase agreements.....       517,511       1,327         1.04          395,466         681       0.69
Commercial paper............       923,327       2,728         1.20          542,853       1,135       0.84
Other borrowed funds........       172,870       1,255         2.94          187,829       1,300       2.78
Medium and long-term debt...       399,729       1,866         1.89          806,062       3,139       1.57
Preferred securities and
  trust notes(5)............       351,654       3,671         4.13          203,022       2,181       4.30
                               -----------    --------                   -----------    --------
  Total borrowed funds......     2,365,091      10,847         1.85        2,135,232       8,436       1.59
                               -----------    --------                   -----------    --------
  Total interest bearing
    liabilities.............    19,348,304      55,624         1.16       21,322,145      44,178       0.83
                                              --------                                  --------
Noninterest bearing deposits    14,095,175                                16,752,612
Other liabilities...........     1,030,431                                 1,026,482
                               -----------                               -----------
  Total liabilities.........    34,473,910                                39,101,239
STOCKHOLDERS' EQUITY
Common equity...............     3,874,293                                 3,949,888
                               -----------                               -----------
  Total stockholders' equity     3,874,293                                 3,949,888
                               -----------                               -----------
  Total liabilities and
    stockholders' equity....   $38,348,203                               $43,051,127
                               ===========                               ===========
Net interest income/margin
  (taxable-equivalent basis)                   391,404         4.53%                     401,223       4.14%
Less: taxable-equivalent
  adjustment................                       624                                       802
                                              --------                                  --------
  Net interest income.......                  $390,780                                  $400,421
                                              ========                                  ========

------------------------

(1) Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)  Annualized

(3) Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4) Foreign loans and deposits are those loans and deposits originated in foreign branches.

(5) Includes interest expense for both trust preferred securities and trust notes.

     Net interest income in the first quarter of 2004, on a taxable-equivalent basis, increased 3 percent, from the first quarter of 2003. Our results were attributable to the following factors:

     o Average earning assets grew 12 percent in the first quarter of 2004, compared to the first quarter of 2003, to $38.9 billion. This growth was attributable to a $4.4 billion, or 62 percent, increase in average securities, partly offset by a $581.2 million, or 2 percent, decrease in average loans. The increase in average securities, which was comprised primarily of fixed rate securities, reflected liquidity and interest rate risk management actions. The decrease in average loans was mostly due to a $1.4 billion decrease in average commercial, financial, and industrial loans, partially offset by a $0.9 billion increase in average residential mortgages, resulting from a strategic portfolio shift from more volatile commercial loans, which we feel we have now achieved;

     o Deposit growth has contributed significantly to our lower cost of funds in the first quarter of 2004, compared to the first quarter of 2003. Average noninterest bearing deposits were $2.7 billion or 19 percent higher in the first quarter of 2004, compared to the first quarter of 2003. Average business demand deposits, including demand deposits from our title and escrow clients, increased by $2.2 billion in the first quarter of 2004, compared to the first quarter of 2003, with the balance of the increase coming from consumer demand deposit growth. We anticipate that the growth rates in average noninterest bearing deposits will decline during 2004 as rising interest rates will cause our customers to divert those deposits to more attractive interest bearing investments and will slow the activity in mortgage loan refinancings, which will impact our title and escrow deposits;

     o Yields on our earning assets were negatively impacted by decreasing interest rates in 2003 resulting in a lower average yield of 58 basis points on average earning assets, which was negatively impacted by lower interest rate hedge income of $9.9 million;

     o Market rates on our interest bearing liabilities were favorably impacted by the decreasing interest rate environment resulting in a lower cost of funds on interest bearing liabilities of 33 basis points, which included higher interest rate hedge income of $2.2 million; and

     o During 2003 and continuing into 2004, our strategy was to take advantage of our higher noninterest bearing deposit balances by reducing our balances in higher interest rate liabilities such as large certificate of deposits, foreign deposits, and other borrowed funds.

     As a result of these changes and a flattening yield curve environment, as long-term interest rates declined, our net interest margin decreased by 39 basis points.

     We use derivatives to hedge expected changes in the yields on our variable rate loans, term certificates of deposit (CDs), and long-term borrowings. During 2003, the positions provided more income than in 2002, as rates persisted lower and longer than had been anticipated. During 2004, these positions will provide less in net interest income as the positions mature and, to a lesser extent, as interest rates rise. However, we expect the declines in hedge income to be partially offset by either increased yields on the underlying variable rate loans or continued lower than expected funding costs on our term CDs and long term borrowings. For the quarters ended March 31, 2003 and 2004, we had gross hedge income of $39.9 million and $32.2 million, respectively.

NONINTEREST INCOME



                                                      FOR THE THREE MONTHS ENDED
                                             -------------------------------------------------
                                                                           INCREASE (DECREASE)
                                             MARCH 31,      MARCH 31,      -------------------
(DOLLARS IN THOUSANDS)                         2003            2004         AMOUNT     PERCENT
------------------------------------------   ---------      ---------      -------     -------
Service charges on deposit accounts.......   $  72,287      $  81,096      $ 8,809       12.19%
Trust and investment management fees......      32,675         35,822        3,147        9.63
Insurance commissions.....................      13,218         21,735        8,517       64.43
International commissions and fees........      15,345         17,545        2,200       14.34
Card processing fees, net.................       9,682          8,792         (890)      (9.19)
Foreign exchange gains, net...............       6,934          8,344        1,410       20.33
Brokerage commissions and fees............       8,654          8,297         (357)      (4.13)
Merchant banking fees.....................       6,018          7,467        1,449       24.08
Securities losses, net....................          --          1,622        1,622          nm
Other.....................................      20,958         20,485         (473)      (2.26)
                                             ---------      ---------      -------
  Total noninterest income................   $ 185,771      $ 211,205      $25,434       13.69%
                                             =========      =========      =======


---------------------------

nm--not meaningful


NONINTEREST EXPENSE



                                                     FOR THE THREE MONTHS ENDED
                                            -------------------------------------------------
                                                                          INCREASE (DECREASE)
                                            MARCH 31,      MARCH 31,      -------------------
(DOLLARS IN THOUSANDS)                         2003           2004         AMOUNT     PERCENT
-----------------------------------------   ---------      ---------      -------     -------
Salaries and other compensation..........   $ 153,060      $ 170,430      $17,370       11.35%
Employee benefits........................      45,047         48,993        3,946        8.76
                                            ---------      ---------      -------
  Salaries and employee benefits.........     198,107        219,423       21,316       10.76
Net occupancy............................      27,636         31,582        3,946       14.28
Equipment................................      16,671         17,271          600        3.60
Communications...........................      13,844         13,410        (434)       (3.13)
Software.................................      12,076         12,995          919        7.61
Professional services....................      12,014         11,303        (711)       (5.92)
Advertising and public relations.........       9,667          8,727        (940)       (9.72)
Data processing..........................       8,484          7,625        (859)      (10.12)
Intangible asset amortization............       2,477          4,221        1,744       70.41
Foreclosed asset expense.................          51            519          468          nm
Other....................................      41,573         46,030        4,457       10.72
                                            ---------      ---------      -------
  Total noninterest expense..............   $ 342,600      $ 373,106      $30,506        8.90%
                                            =========      =========      =======

----------------------------

nm--not meaningful

INCOME TAX EXPENSE

     Income tax expense in the first quarter of 2004 was $86.0 million, resulting in a 35 percent effective income tax rate compared with an effective tax rate of 34 percent for first quarter 2003. The increase in the effective tax rate was due to higher California state taxes.

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

     Changes in MTFG's taxable profits affect our California taxes. MTFG's taxable profits are impacted most significantly by changes in the worldwide economy, especially in Japan, and decisions that they may make about the timing of the recognition of credit losses. When MTFG's worldwide taxable profits rise, our effective tax rate in California will rise. We review MTFG's financial information on a quarterly basis in order to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective tax rate may not be available until after the end of the period to which the tax relates. The determination of the California effective tax rate involves management judgment and estimates, and can change during the calendar year or between calendar years, as additional information becomes available. Our effective tax rate in the first quarter of 2004 is higher partially as a result of increased profits reported by MTFG for its most recent reporting period, as well as projected profit increases for MTFG due to improving economic conditions in Japan.

LOANS

     The following table shows loans outstanding by loan type.


                                                                                        PERCENT CHANGE TO
                                                                                      MARCH 31, 2004 FROM:
                                                                                    --------------------------
                                        MARCH 31,     DECEMBER 31,    MARCH 31,     MARCH 31,     DECEMBER 31,
(DOLLARS IN THOUSANDS)                    2003            2003          2004           2003           2003
-------------------------------------  -----------    ------------   -----------    ---------     ------------
Domestic:
  Commercial, financial and
    industrial.......................  $ 9,989,430    $  8,817,679   $ 8,717,052      (12.74)%       (1.14)%
  Construction.......................    1,222,501       1,101,166     1,058,414      (13.42)        (3.88)
  Mortgage:
    Residential......................    6,658,128       7,463,538     7,502,675       12.68          0.52
    Commercial.......................    4,189,565       4,195,178     4,348,537        3.79          3.66
                                       -----------    ------------   -----------
      Total mortgage.................   10,847,693      11,658,716    11,851,212        9.25          1.65
  Consumer:
    Installment......................      881,136         818,746       781,731      (11.28)        (4.52)
    Revolving lines of credit........    1,125,186       1,222,220     1,279,651       13.73          4.70
                                       -----------    ------------   -----------
      Total consumer.................    2,006,322       2,040,966     2,061,382        2.74          1.00
  Lease financing....................      756,673         663,632       637,504      (15.75)        (3.94)
                                       -----------    ------------   -----------
      Total loans in domestic offices   24,822,619      24,282,159    24,325,564       (2.00)         0.18
Loans originated in foreign branches.    1,705,340       1,650,204     1,707,535        0.13          3.47
                                       -----------    ------------   -----------
      Total loans held to maturity...   26,527,959      25,932,363    26,033,099       (1.87)         0.39
      Total loans held for sale......        8,313          12,265         3,206      (61.43)       (73.86)
                                       -----------    ------------   -----------
        Total loans..................  $26,536,272    $ 25,944,628   $26,036,305       (1.88)%        0.35%
                                       ===========    ============   ===========


     COMMERCIAL, FINANCIAL AND INDUSTRIAL LOANS

     Commercial, financial and industrial loans are extended principally to corporations, middle-market businesses, and small businesses, with no industry concentration exceeding 10 percent of total loans. This portfolio has a high degree of geographic diversification based upon our customers' revenue bases, which we believe lowers our vulnerability to changes in the economic outlook of any particular region of the U.S.

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

     The commercial, financial and industrial loan portfolio decreased $1.3 billion, or 13 percent, in the first quarter of 2004, compared to the first quarter of 2003, primarily due to economic conditions that continued to reduce loan demand in some segments. Loan sales and managed exits also contributed to the decline, consistent with our strategy to reduce our exposure to certain commercial loans while increasing our investment in more stable consumer loans (including residential mortgages).

     CONSTRUCTION AND COMMERCIAL MORTGAGE LOANS

     We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

     The construction loan portfolio decrease of $164.1 million, or 13 percent, in the first quarter of 2004, compared to the first quarter of 2003, was primarily attributable to slowing growth in capital assets and employment and higher office vacancy rates in our markets. These factors impacted the level of development and construction projects we financed.

     The commercial mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. The increase in commercial mortgages of $159.0 million, or 4 percent, in the first quarter of 2004, compared to the first quarter of 2003, was primarily due to our acquisitions of Monterey Bay Bank in the third quarter of 2003 and Business Bank of California in the first quarter of 2004.

     RESIDENTIAL MORTGAGE LOANS

     We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

     The residential mortgages increase of $844.5 million, or 13 percent, in the first quarter of 2004, compared to the first quarter of 2003, was influenced by a high refinance market driven by low interest rates during 2003. While we hold most of the loans we originate, we sell most of our 30-year, fixed rate, non-Community Reinvestment Act (CRA) residential mortgage loans.

     CONSUMER LOANS

     We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network. Consumer loans increased $55.1 million, or 3 percent, primarily as a result of an increase in home equity loans and partially offset by pay-offs related to the run-off of the automobile dealer lending business that we exited in the third quarter of 2000. The indirect automobile dealer lending portfolio at March 31, 2004 was $49.5 million.

     LEASE FINANCING

     We offer primarily two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. The lease financing decrease of $119.2 million, or 16 percent, in the first quarter of 2004, compared to the first quarter of 2003, was attributable to our announced discontinuance of our auto leasing activity, effective April 20, 2001. At March 31, 2004, our auto lease portfolio had declined to $71.2 million and is projected to decline 60 percent by December 2004, and fully mature by mid-year 2006. Included in our lease portfolio are leveraged leases of $536.3 million, which are net of non-recourse debt of approximately $1.2 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by U.S. GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

     LOANS ORIGINATED IN FOREIGN BRANCHES

     Our loans originated in foreign branches consist primarily of short-term extensions of credit to financial institutions located primarily in Asia. The loans originated in foreign branches in the first quarter of 2004 were relatively flat compared to the first quarter of 2003.

     CROSS-BORDER OUTSTANDINGS

     Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of March 31, 2003, December 31, 2003 and March 31, 2004, for any country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding exclude local currency outstandings. For any country shown in the table below, we do not have significant local currency outstandings that are not hedged or are not funded by local currency borrowings.


                                            PUBLIC      CORPORATIONS
                              FINANCIAL     SECTOR        AND OTHER          TOTAL
(DOLLARS IN MILLIONS)       INSTITUTIONS   ENTITIES       BORROWERS      OUTSTANDINGS
--------------------------- ------------   --------     ------------     ------------
March 31, 2003
Korea......................     $651         $--             $90             $741
December 31, 2003
Korea......................     $630         $--             $28             $658
March 31, 2004
Korea......................     $640         $--             $12             $652



PROVISION FOR CREDIT LOSSES

     We recorded a reversal of provision for credit losses of $5 million in the first quarter of 2004, compared with a $30 million provision for credit losses in the first quarter of 2003. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below. Reversals of provisions for credit losses increase our income and reduce the allowance.

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

     COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES FROM DECEMBER 31, 2003

     At December 31, 2003, our total allowance for credit losses was $533 million, or 2.05 percent of the total loan portfolio and 190 percent of total nonaccrual loans. At March 31, 2004, our total allowance for credit losses was $521 million (consisting of $324 million and $197 million of allocated and unallocated allowance, respectively), or 2.00 percent of the total loan portfolio and 203 percent of total nonaccrual loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2003, total impaired loans were $230 million, and the associated impairment allowance was $55 million, compared with $206 million and $52 million, respectively, at March 31, 2004. On March 31, 2004 and December 31, 2003, the total allowance for credit losses for off-balance sheet commitments was $67 million and $86 million, respectively.

     During the first quarter of 2004, there were no material changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses, except that the period used to calculate the cumulative loss rates on criticized loans was expanded from 12 to 24 quarters to better estimate losses over the life of the loans. The incremental increase in loss factors from this longer view resulted in an increase of approximately $9 million in the formula allowance. Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, affected the assessment of the unallocated allowance.

     As a result of management's assessment of factors, including the continued slow, but improving, U.S. economy; the adverse impact of soaring fuel costs across the whole economy, and fears of terrorism on the airline industry; the fiscal and budgetary difficulties of the State of California; the generally weak economy; uncertain, although improving, conditions in the communications/media, power, and other sectors in domestic markets in which we operate; and growth and changes in the composition of the loan portfolio, we recorded a reversal of provision for credit losses of $5 million in the first quarter of 2004.

     CHANGES IN THE ALLOCATED (FORMULA AND SPECIFIC) ALLOWANCE

     At March 31, 2004, the formula allowance was $249 million, compared to $280 million at December 31, 2003, a decrease of $31 million, due primarily to substantial decreases in classified credit balances. The specific allowance was $75 million at March 31, 2004, compared to $80 million at December 31, 2003, a decrease of $5 million. This decrease is proportional to decreases in impaired loans.

     CHANGES IN THE UNALLOCATED ALLOWANCE

     At March 31, 2004, the unallocated allowance rose to $197 million from $173 million at December 31, 2003. The reasons for the increase are detailed below.

     In our assessment as of March 31, 2004, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

     o With respect to fuel prices, management established a new factor as a result of the sustained high prices of oil and petroleum products, and the impact across virtually all sectors of the economy, which could be in the range of $10 million to $35 million.

     o With respect to the real estate sector, management considered nationally high vacancy rates and stagnant rent growth, with specific weakness in Northern California, which could be in the range of $16 million to $32 million.

     o With respect to the communications/media industry, management considered improving advertising revenues contrasted against subscriber erosion for cable companies, resulting from municipalities allowing competitors to enter previously monopolistic markets, and some consolidation in the wireless segment of the telecommunications industry, which could be in the range of $9 million to $27 million.

     o With respect to power companies/utilities, management considered the excess capacity and flat demand in the power generation market, exacerbated by higher natural gas prices in the U.S., which could be in the range of $11 million to $23 million.

     o With respect to cross-border loans and acceptances to certain Asia/Pacific Rim countries, management considered improving performances in many countries, offset by high unemployment and household debt, as well as political disruption in the Philippines, which could be in the range of $12 million to $21 million.

     o With respect to leasing, management considered the worsening situation for airlines in the wake of increased fears of terrorism and surging fuel prices, which could be in the range of $7 million to $13 million.

     o With respect to the State of California, management considered underlying uncertainties confronting the new administration in Sacramento, including the major shortfall in the state's budgetary position for fiscal year 2005, despite the passage of State Propositions 57 and 58, which could be in the range of $6 million to $12 million.

     o With respect to the retail sector, management considered improving sales growth, compared to that experienced in 2003, against a backdrop of ever higher household debt at a time of considerable employment and income uncertainty, which could be in the range of $4 million to $10 million.

     Although in certain instances the downgrading of a loan resulting from these effects was reflected in the allocated allowance, management believes that in most instances the impact of these events on the collectibility of the applicable loans may not have been reflected in the level of nonperforming loans or in the internal risk grading process with respect to such loans. Accordingly, our evaluation of the probable losses related to these factors was reflected in the unallocated allowance. The evaluations of the inherent losses with respect to these factors were subject to higher degrees of uncertainty because they were not identified with specific problem credits.

     CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth a reconciliation of changes in our allowance for credit losses.



                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                          ----------------------
(DOLLARS IN THOUSANDS)                                      2003          2004
--------------------------------------------------------  --------      --------
Balance, beginning of period............................  $609,190      $532,970
Loans charged off:
  Commercial, financial and industrial..................    37,826        19,788
  Mortgage..............................................        --            --
  Consumer..............................................     2,656         1,815
  Lease financing.......................................    19,018           358
                                                          --------      --------
  Total loans charged off...............................    59,500        21,961
Recoveries of loans previously charged off:
  Commercial, financial and industrial..................     5,579         8,819
  Mortgage..............................................       106            --
  Consumer..............................................       723           435
  Lease financing.......................................       118            73
                                                          --------      --------
  Total recoveries of loans previously
    charged off.........................................     6,526         9,327
                                                          --------      --------
  Net loans charged off.................................    52,974        12,634
(Reversal of) provision for credit losses...............    30,000        (5,000)
Foreign translation adjustment and other net
  additions (deductions)(1).............................       (19)        5,775
                                                          --------      --------
Balance, end of period..................................  $586,197      $521,111
                                                          ========      ========

Allowance for credit losses to total loans..............      2.21%         2.00%
(Reversal of) provision for credit losses to net loans
  charged off...........................................     56.63            nm
Net loans charged off to average loans
  outstanding for the period(2).........................      0.80          0.19

-----------------------------

(1) Includes a transfer of $5.7 million related to the Business Bancorp acquisition in the first quarter of 2004.

(2)  Annualized.

nm--not meaningful

     Total loans charged off in the first quarter of 2004 decreased by $37.5 million from the first quarter of 2003, primarily due to an $18.0 million decrease in commercial, financial and industrial loans charged off and an $18.7 million decrease in lease financing charge-offs reflecting the charge-offs related to several airline leases in the first quarter of 2003. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

     First quarter 2004 recoveries of loans previously charged off increased by $2.8 million from the first quarter of 2003. The percentage of net loans charged off to average loans outstanding for the first quarter of 2004 decreased by 61 basis points from the same period in 2003. At March 31, 2004, the allowance for credit losses exceeded the annualized net loans charged off during the first quarter of 2004, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

     Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

NONPERFORMING ASSETS

     Nonperforming assets consist of nonaccrual loans, distressed loans held for sale, and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2003.

     Distressed loans held for sale are loans, which would otherwise be included in nonaccrual loans, but that have been identified for accelerated disposition. Disposition of these assets is contemplated within a short period of time, not to exceed one year. There were no distressed loans held for sale at March 31, 2003, December 31, 2003 and March 31, 2004.

     Foreclosed   assets  include  property  where  we  acquired  title  through foreclosure or "deed in lieu" of foreclosure.

     The following table sets forth an analysis of nonperforming assets.



                                                         MARCH 31,   DECEMBER 31,   MARCH 31,
(DOLLARS IN THOUSANDS)                                      2003         2003          2004
-------------------------------------------------------  ---------   ------------   ---------
Commercial, financial and industrial...................  $ 273,196   $    190,404   $ 177,636
Commercial mortgage....................................     25,675         38,354      27,354
Lease financing........................................     84,712         51,603      51,121
Loan originated in foreign branches....................      3,000            840         630
                                                         ---------   ------------   ---------
  Total nonaccrual loans...............................    386,583        281,201     256,741
Foreclosed assets......................................        389          5,689       6,153
                                                         ---------   ------------   ---------
  Total nonperforming assets...........................  $ 386,972   $    286,890   $ 262,894
                                                         =========   ============   =========
Allowance for credit losses............................  $ 586,197   $    532,970   $ 521,111
                                                         =========   ============   =========
Nonaccrual loans to total loans........................       1.46%          1.08%       0.99%
Allowance for credit losses to nonaccrual
  loans................................................     151.64         189.53      202.97
Nonperforming assets to total loans, distressed
  loans held for sale and foreclosed assets............       1.46           1.11        1.01
Nonperforming assets to total assets...................       0.96           0.68        0.57



     At March 31, 2004, nonaccrual loans totaled $257 million, a decrease of $130 million, or 34 percent, from March 31, 2003. Our nonperforming assets are concentrated in our non-agented syndicated loan portfolio and approximately 46 percent of our total nonaccrual loans are syndicated loans. In addition, nonaccrual loans include $52 million in aircraft leases, of which $14 million are in the process of being renegotiated into operating leases. The decrease in nonaccrual loans was primarily due to pay-downs, charge-offs, and loan sales, coupled with significantly reduced inflows. During the first quarters of 2004 and 2003, respectively, we sold approximately $11 million and $98 million of loan commitments to reduce our credit exposures. Losses from these sales are reflected in our charge-offs.

     Nonaccrual loans as a percentage of total loans were 0.99 percent at March 31, 2004, compared with 1.46 percent at March 31, 2003. Nonperforming assets as a percentage of total loans and foreclosed assets decreased to 1.01 percent at March 31, 2004, from 1.46 percent at March 31, 2003. At March 31, 2004, approximately 69 percent of nonaccrual loans were related to commercial, financial and industrial credits, compared to 71 percent at March 31, 2003.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING



                                                 MARCH 31,     DECEMBER 31,    MARCH 31,
(DOLLARS IN THOUSANDS)                              2003           2003           2004
-----------------------------------------------  ---------     ------------    ---------
Commercial, financial and industrial...........  $  10,413     $        893    $     401
Construction...................................         --               --        1,318
Mortgage:
  Residential..................................      5,818            1,878        5,421
  Commercial...................................        803               --          118
                                                 ---------     ------------    ---------
  Total mortgage...............................      6,621            1,878        5,539
Consumer and other.............................      2,123            1,123        1,665
                                                 ---------     ------------    ---------
  Total loans 90 days or more past due
    and still accruing.........................  $  19,157     $      3,894    $   8,923
                                                 =========     ============    =========



QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk is the risk of loss to future earnings, to fair values, or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments. Market risk is attributable to all market risk sensitive financial instruments, including securities, loans, deposits, and borrowings, as well as derivative instruments. Our exposure to market risk is a function of our asset and liability management activities, our trading activities for our own account, and our role as a financial intermediary in customer-related transactions. The objective of market risk management is to mitigate an undue adverse impact on earnings and capital arising from changes in interest rates and prices of financial instruments. This risk management objective supports our broad objective of preserving shareholder value, which encompasses earnings growth over time and capital stability.

     The management of market risk is governed by policies reviewed and approved annually by our Board. In the administration of the Board policies, under the guidance and oversight of the Chief Executive Officer Forum (CEO Forum), the Asset & Liability Management Committee (ALCO) is responsible for managing liquidity risk, interest rate risk and price risk. ALCO is a committee comprised of UnionBanCal Corporation senior executives, with the chairman designated by the Chief Executive Officer. ALCO meets monthly and reports regularly to the Chief Executive Officer Forum and the Finance and Capital Committee of the Board on activities related to the management of market risk. As part of the management of our market risk, ALCO may direct changes in the mix of assets and liabilities and the extent to which we utilize securities and derivative instruments such as interest rate swaps, caps and floors to hedge our interest rate exposures. ALCO reviews and approves specific market risk management programs involving investment and hedging activities and certain market risk limits. The ALCO Chairman is responsible for the company-wide management of market risk. The Treasurer is responsible for implementing funding, investing, and hedging strategies designed to manage this risk. On a day-to-day basis, the monitoring of market risk takes place at a centralized level within the Market Risk Monitoring unit (MRM). MRM is responsible for measuring risks to ensure compliance with all market risk limits and guidelines incorporated within the policies and procedures established by the Board and ALCO. MRM reports monthly to ALCO on trading risk exposures and on compliance with interest rate risk, securities portfolio and derivatives policy limits. MRM also reports quarterly to ALCO on the effectiveness of our hedging activities. In addition, periodic reviews by our internal audit department and regulators provide further evaluation of controls over the risk management process.

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

     The ALM Policy approved by our Board's Finance & Capital Committee requires monthly monitoring of interest rate risk by ALCO through a variety of modeling techniques that are used to quantify the sensitivity of NII to changes in interest rates. As directed by ALCO, and in consideration of the importance of our demand deposit accounts as a funding source, NII is adjusted in the official policy risk measure to incorporate the effect of certain noninterest expense items related to these deposits that are nevertheless sensitive to changes in interest rates. In managing interest rate risk, ALCO monitors NII sensitivity on both an adjusted and unadjusted basis over various time horizons.

     Our unhedged NII remains inherently asset sensitive, meaning that our assets generally reprice more quickly than our liabilities, particularly our core deposits. Since the NII associated with an asset sensitive balance sheet tends to decrease when interest rates decline and increase when interest rates rise, derivative hedges and the investment portfolio are used to manage this risk. In the first quarter of 2004, we continued to increase the size of our securities portfolio, principally through purchases of intermediate term mortgage-backed and agency issued securities. In addition, we entered into $900 million of interest rate caps and cap corridors to offset the potential adverse impact that rising short-term interest rates could have on our cost of deposit funding. We also entered into $800 million of interest rate swaps to hedge some of our variable rate loans. For a further discussion of derivative instruments and our hedging strategies, see Note 6 to our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

     Together, our hedging and investment activities resulted in an essentially neutral interest rate risk profile for the hedged balance sheet with respect to parallel yield curve shifts in terms of simulated NII versus the no rate change base case scenario. However, our NII is also sensitive to non-parallel shifts in the yield curve. In general, our adjusted NII increases when the yield curve steepens (specifically when short rates, under one year, drop and long rates, beyond one year, rise), while a flattening curve tends to depress our adjusted NII. In this respect, our adjusted NII is asset sensitive when measured against changes in long rates and slightly liability sensitive when measured against changes in short rates.

     In the current low rate environment, run off of fixed rate assets, including prepayments, depresses NII even if interest rates do not change because the cash flows from the repaid and prepaid assets that were booked at higher rates must be reinvested at lower prevailing rates.

     Our official NII policy measure involves a simulation of "Earnings-at-Risk"
(EaR) in which we estimate the impact that gradual, ramped-on parallel shifts in the yield curve would have on NII over a 12-month horizon. Under the Board's policy limits, the negative change in simulated NII in either the up or down 200 basis point shock scenarios may not exceed 4 percent of NII as measured in the base case, or no change, scenario. The following table sets forth the simulation results in both the up and down 200 basis point ramp scenarios as of December 31, 2003 and March 31, 2004(1):


                                        DECEMBER 31,      MARCH 31,
(DOLLARS IN MILLIONS)                       2003             2004
--------------------------------------  ------------      ---------
+200 basis points.....................     $17.2            $31.1
as a percentage of base case NII......       1.20%            2.18%
-200 basis points.....................    $(19.8)          $(36.7)
as a percentage of base case NII......       1.38%            2.57%

-----------------------

(1) For these policy simulations, NII is adjusted to incorporate the effect of certain noninterest expense items related to demand deposits that are nevertheless sensitive to changes in interest rates.

     EaR in the down 200 basis point scenario was a negative  $36.7 million,  or
2.57 percent of adjusted NII in the base case scenario, well within the Board's guidelines. The increase in asset sensitivity measured at quarter-end, as shown in the above table, was accentuated by the significant deposit growth experienced late in the quarter and a corresponding increase in short-term money market assets. Asset sensitivity measured on a quarterly average basis was materially lower than the March 31, 2004 figures shown in the table above.

     However, with federal funds and LIBOR rates already below two percent, a downward ramp scenario of 200 basis points would result in short-term rate levels below zero. As a result, we believe that a downward ramp scenario of 100 basis points provides a more reasonable measure of asset sensitivity in a falling interest rate environment. As of March 31, 2004, the difference between adjusted NII in the base case and adjusted NII after a gradual 100 basis point downward ramp was a negative $18.9 million, or 1.32 percent of the base case.

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

     At December 31, 2003 and March 31, 2004, our securities available for sale portfolio included $10.4 billion and $11.1 billion, respectively, of securities for ALM purposes with an expected weighted average maturity of 2.9 years and 2.5 years, respectively. In addition, this portfolio had an overall estimated effective duration of 2.1 compared to 2.5 at December 31, 2003. Duration is a measure of price sensitivity of a bond portfolio to immediate changes in interest rates. An effective duration of 2.1 suggests an expected price change of approximately 2.1 percent for an immediate one percent change in interest rates. This portfolio included $5.3 billion in mortgage-backed securities with an estimated duration of 2.4. This securities portfolio duration, in the context of our total balance sheet, after giving consideration to the composition of our core deposits, contributes to the maintenance of our current, essentially neutral, interest rate risk profile.

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

     The following table sets forth the average, high and low VaR for our trading activities for the year ended December 31, 2003 and the quarter ended March 31, 2004.



                                      DECEMBER 31, 2003           MARCH 31, 2004
                                   ----------------------    ----------------------
                                   AVERAGE    HIGH    LOW    AVERAGE    HIGH    LOW
(DOLLARS IN THOUSANDS)               VAR       VAR    VAR      VAR       VAR    VAR
--------------------------------   -------    ----    ---    -------    ----    ---
Foreign exchange................    $143      $428    $57       $146    $239    $75
Securities......................     206       463     97        211     483     86




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

     Our interest rate derivative contracts included, as of March 31, 2004, $4.0 billion notional amount of derivative contracts entered into as an accommodation for customers. We act as an intermediary and match these contracts, at a credit spread, to contracts with major dealers, thus neutralizing the related market risk.

LIQUIDITY RISK

     Liquidity risk represents the potential for loss as a result of limitations on our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The ALM Policy approved by the Finance and Capital Committee of the Board requires quarterly reviews of our liquidity by ALCO. Additionally, ALCO conducts monthly ongoing reviews of our liquidity situation. Liquidity is managed through this ALCO coordination process on a company-wide basis, encompassing all major business units. The operating management of liquidity is implemented through the funding and investment functions of the Global Markets Group. Our liquidity management draws upon the strengths of our extensive retail and commercial core deposit franchise, coupled with the ability to obtain funds for various terms in a variety of domestic and international money markets. Our securities portfolio represents a significant source of additional liquidity.

     Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common stockholders' equity, funded 84 percent of average total assets of $43.1 billion in the first quarter of 2004. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, large time deposits, foreign deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper, and other borrowings. In the fourth quarter of 2003, we issued $400 million in long-term subordinated debt. In February 2004, we used a portion of the net proceeds (approximately $350 million) from the sale of these securities to redeem our outstanding Trust Notes. The remainder of the net proceeds from this offering is for general corporate purposes, which may include extending credit to or funding investments in our subsidiaries, repurchasing shares of our common stock, reducing our existing indebtedness or financing possible acquisitions.

     The securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales or repurchase agreements. At March 31, 2004, we could have sold or transferred under repurchase agreements approximately $8.7 billion of our available for sale securities, with no portion of this balance being encumbered at March 31, 2004. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold, and trading account securities. The aggregate balance of these assets averaged approximately $1.3 billion in the first quarter of 2004. Additional liquidity may be provided through loan maturities and sales. In the third quarter of 2003, we terminated the issuance of commercial paper under UnionBanCal Corporation's commercial paper program. UnionBanCal Commercial Funding Corporation (a UnionBanCal Corporation subsidiary) continues to issue commercial paper under another commercial paper program. The proceeds of this commercial paper program are deposited in Union Bank of California, N.A. and used to fund our Bank operations.

REGULATORY CAPITAL

     The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.



UNIONBANCAL CORPORATION


                                                                                               MINIMUM
                                MARCH 31,           DECEMBER 31,          MARCH 31,           REGULATORY
(DOLLARS IN THOUSANDS)            2003                  2003                  2004            REQUIREMENT
--------------------------- -----------------    -----------------    -----------------    -----------------
CAPITAL COMPONENTS
Tier 1 capital.............   $ 3,739,690           $ 3,747,884          $ 3,510,616
Tier 2 capital.............       576,214               936,189              946,422
                            -----------------    -----------------    -----------------
Total risk-based capital...   $ 4,315,904           $ 4,684,073          $ 4,457,038
                            =================    =================    =================
Risk-weighted assets.......   $33,001,706           $33,133,407          $34,132,921
                            =================    =================    =================
Quarterly average assets...   $38,169,532           $41,506,828          $42,597,143
                            =================    =================    =================

CAPITAL RATIOS                AMOUNT    RATIO      AMOUNT    RATIO      AMOUNT    RATIO      AMOUNT    RATIO
--------------------------  ----------  -----    ----------  -----    ----------  -----    ----------  -----
Total capital (to risk-
  weighted assets)........  $4,315,904  13.08%   $4,684,073  14.14%   $4,457,038  13.06%  >$2,730,634   8.0%
                                                                                          -
Tier 1 capital (to risk-
  weighted assets)........   3,739,690  11.33     3,747,884  11.31     3,510,616  10.29   > 1,365,317   4.0
                                                                                          -
Leverage(1)...............   3,739,690   9.80     3,747,884   9.03     3,510,616   8.24   > 1,703,886   4.0
                                                                                          -
-----------------------

(1) Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).



UNION BANK OF CALIFORNIA, N.A.

                                                                                               MINIMUM       "WELL-CAPITALIZED"
                                MARCH 31,           DECEMBER 31,           MARCH 31,          REGULATORY         REGULATORY
(DOLLARS IN THOUSANDS)            2003                  2003                  2004            REQUIREMENT        REQUIREMENT
--------------------------- -----------------    -----------------    -----------------    ----------------- ------------------
CAPITAL COMPONENTS
Tier 1 capital.............   $ 3,448,720           $ 3,395,519         $ 3,513,066
Tier 2 capital.............       486,329               467,619             479,639
                            -----------------    -----------------    -----------------
Total risk-based capital...   $ 3,935,049           $ 3,863,138         $ 3,992,705
                            =================    =================    =================
Risk-weighted assets.......   $32,389,193           $32,526,017         $33,506,773
                            =================    =================    =================
Quarterly average assets...   $37,368,882           $40,921,517         $42,045,737
                            =================    =================    =================

CAPITAL RATIOS                AMOUNT    RATIO      AMOUNT    RATIO      AMOUNT    RATIO      AMOUNT    RATIO     AMOUNT   RATIO
--------------------------- ----------  -----    ----------  -----    ---------   -----    ----------  -----   ---------- -----
Total capital (to risk-
  weighted assets)......... $3,935,049  12.15%   $3,863,138  11.88%   $3,992,705  11.92%  >$2,680,542    8.0% >$3,350,677  10.0%
                                                                                          -                   -
Tier 1 capital (to risk-
  weighted assets).........  3,448,720  10.65     3,395,519  10.44     3,513,066  10.48   > 1,340,271    4.0  > 2,010,406   6.0
                                                                                          -                   -
Leverage(1)................  3,448,720   9.23     3,395,519   8.30     3,513,066   8.36   > 1,681,829    4.0  > 2,102,287   5.0
                                                                                          -                   -
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

     Included in Tier 1 capital at year-end 2003 was $350 million in preferred securities, which we redeemed on February 19, 2004 resulting in a decrease in our capital ratios compared with March 31, 2003 and December 31, 2003. In December of 2003, we issued $400 million of long-term subordinated debt, which is included in Tier 2 capital as of December 31, 2003 (further discussion of our subordinated debt can be found in Note 11 of the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2003).

     Compared with March 31, 2003, in addition to the changes to our capital structure mentioned in the above paragraph, the decrease in our capital ratios was also attributable to higher risk-weighted assets, partly offset by higher equity. Our leverage ratio decrease was primarily attributable to a $4 billion, or 12 percent, increase in quarterly average assets, which was substantially the result of an increase in our securities portfolio.

     As of March 31, 2004, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the leverage ratio.

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

     The table on the following page reflects the condensed income statements, selected average balance sheet items and selected financial ratios for each of our primary business units. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. In addition, the tables include performance center earnings. A performance center is a special unit whose income generating activities, unlike typical profit centers, are based on other business segment units' customer base. The revenues generated and expenses incurred for those transactions entered into to accommodate our customers are allocated to other business segments where the customer relationships reside. A performance center's purpose is to foster cross-selling with a total profitability view of the products and services it manages. For example, the Global Markets Trading and Sales unit, within the Global Markets Group, is a performance center that manages the foreign exchange, derivatives, and fixed income securities activities within the Global Markets organization. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to U.S. GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

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



                                                COMMUNITY BANKING
                                                  AND INVESTMENT        COMMERCIAL FINANCIAL       INTERNATIONAL
                                                     SERVICES              SERVICES GROUP          BANKING GROUP
                                               --------------------     --------------------    -------------------
                                                              AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                               --------------------------------------------------------------------
                                                 2003        2004         2003        2004       2003        2004
                                               --------    --------     --------    --------    -------     -------
RESULTS OF OPERATIONS AFTER PERFORMANCE
  CENTER EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income........................  $167,861    $182,667     $179,232    $183,506    $ 8,958     $ 7,808
  Noninterest income.........................   101,627     116,600       57,912      69,627     15,483      18,189
                                               --------    --------     --------    --------    -------     -------
  Total revenue..............................   269,488     299,267      237,144     253,133     24,441      25,997
  Noninterest expense........................   199,891     218,984       98,759     104,643     14,935      15,683
  Credit expense (income)....................     7,718       7,787       42,462      31,226        505         604
                                               --------    --------     --------    --------    -------     -------
  Income (loss) before income tax
    expense (benefit)........................    61,879      72,496       95,923     117,264      9,001       9,710
  Income tax expense (benefit)...............    23,668      27,730       30,680      38,249      3,443       3,714
                                               --------    --------     --------    --------    -------     -------
  Net income (loss)..........................  $ 38,211    $ 44,766     $ 65,243    $ 79,015    $ 5,558     $ 5,996
                                               ========    ========     ========    ========    =======     =======
PERFORMANCE CENTER EARNINGS (DOLLARS
  IN THOUSANDS):
  Net interest income........................  $    202    $    172     $   (206)   $   (117)   $     4     $     9
  Noninterest income.........................   (10,364)    (10,552)      14,849      16,618        332         273
  Noninterest expense........................    (8,201)     (9,195)       8,307       9,576        252          43
  Net income (loss)..........................    (1,231)       (749)       3,956       4,312         52         147
  Total loans (dollars in millions)..........        27          27          (47)        (44)        --          --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans(1).............................  $ 11,113    $ 12,092     $ 13,534    $ 12,085    $ 1,525     $ 1,565
  Total assets...............................    12,027      13,310       15,590      14,193      1,923       2,004
  Total deposits(1)..........................    15,790      18,666       11,353      13,338      1,518       1,663
FINANCIAL RATIOS:
  Risk adjusted return on capital(2).........        25%         26%          15%         22%        38%         42%
  Return on average assets(2)................      1.29        1.35         1.70        2.24       1.17        1.20
  Efficiency ratio(3)........................      74.2        73.2         41.6        41.3       61.1        60.3

                                                      GLOBAL                                        UNIONBANCAL
                                                   MARKETS GROUP                OTHER               CORPORATION
                                               --------------------     --------------------    --------------------
                                                            AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                               ---------------------------------------------------------------------
                                                 2003        2004         2003        2004        2003        2004
                                               --------    --------     --------    --------    --------    --------
RESULTS OF OPERATIONS AFTER PERFORMANCE
  CENTER EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income........................  $ 21,092    $  1,151     $ 13,637    $ 25,289    $390,780    $400,421
  Noninterest income.........................     1,526       1,541        9,223       5,248     185,771     211,205
                                               --------    --------     --------    --------    --------    --------
  Total revenue..............................    22,618       2,692       22,860      30,537     576,551     611,626
  Noninterest expense........................     4,487       6,427       24,528      27,369     342,600     373,106
  Credit expense (income)....................        50          50      (20,735)    (44,667)     30,000      (5,000)
                                               --------    --------     --------    --------    --------    --------
  Income (loss) before income tax
    expense (benefit)........................    18,081      (3,785)      19,067      47,835     203,951     243,520
  Income tax expense (benefit)...............     6,916      (1,448)       3,727      17,788      68,434      86,033
                                               --------    --------     --------    --------    --------    --------
  Net income (loss)..........................  $ 11,165    $ (2,337)    $ 15,340    $ 30,047    $135,517    $157,487
                                               ========    ========     ========    ========    ========    ========
PERFORMANCE CENTER EARNINGS (DOLLARS
  IN THOUSANDS):
  Net interest income........................  $   (102)   $   (164)    $    102    $    100    $     --    $     --
  Noninterest income.........................    (8,072)    (10,196)       3,255       3,857          --          --
  Noninterest expense........................    (1,628)     (1,906)       1,270       1,482          --          --
  Net income (loss)..........................    (4,042)     (5,221)       1,265       1,511          --          --
  Total loans (dollars in millions)..........        --          --           20          17          --          --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans(1).............................  $    214    $    126     $    337    $    274    $ 26,723    $ 26,142
  Total assets...............................     7,967      12,382          841       1,162      38,348      43,051
  Total deposits(1)..........................     1,207       1,099        1,210       1,174      31,078      35,940
FINANCIAL RATIOS:
  Risk adjusted return on capital(2).........         4%         (1)%         na          na          na          na
  Return on average assets(2)................      0.57       (0.08)          na          na        1.43%       1.47%
  Efficiency ratio(3)........................      19.8       238.7           na          na        59.4        60.8

--------------------------------

(1) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2)  Annualized.

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income and noninterest income. Foreclosed asset expense was $0.1 million and $0.5 million in the first quarters of 2003 and 2004, respectively.

na = not applicable


     COMMUNITY BANKING AND INVESTMENT SERVICES GROUP

     The Community Banking and Investment Services Group provides financial products including a set of credit, deposit, trust, risk management, and insurance products delivered through branches, relationship managers, private bankers, trust administrators, and insurance agents to individuals and small businesses.

     In the first quarter of 2004, net income increased $6.6 million, or 17 percent, compared to the first quarter of 2003. In the first quarter of 2004, total revenue increased $29.8 million, or 11 percent, compared to the first quarter of 2003. Increased asset and deposit volumes offset the effect of a lower interest rate environment leading to an increase of $14.8 million, or 9 percent, in net interest income over the first quarter of 2003. In the first quarter of 2004, noninterest income was $15.0 million, or 15 percent, higher than the first quarter of 2003 primarily due to our acquisitions and new de novo branches in 2003 and the first quarter of 2004, higher deposit-related service fees and higher trust and investment management fees. Noninterest expense increased $19.1 million, or 10 percent, in the first quarter of 2004 compared to the first quarter of 2003, with the majority of that increase being attributable to higher salaries and employee benefits mainly related to our acquisitions and new de novo branches, deposit gathering, small business growth and residential loan growth over the first quarter of 2003.

     In 2004, the Community Banking and Investment Services Group continues to emphasize growing the consumer asset portfolio, expanding wealth management services, extending the small business franchise, expanding the branch network, and expanding cross selling activities throughout the Bank. The strategy for growing the consumer asset portfolio primarily focused on mortgage and home equity products that may be originated through the branch network, as well as through channels such as wholesalers, correspondents, and whole loan purchases. As of March 31, 2004, residential mortgages grew by $844.5 million, or 13 percent, from the first quarter of 2003. The Wealth Management division is focused on becoming a growing provider of banking and investment products for affluent individuals in geographic areas already served by us. We seek to provide quality service superior to that of our competitors and offer our customers an attractive product suite. Core elements of the initiative to extend our small business franchise include improving our sales force, increasing marketing activities, adding new locations, and developing online capabilities to complement physical distribution. It is anticipated that expansion of the distribution network will be achieved through acquisitions and new branch openings. On July 1, 2003, we completed the acquisition of Monterey Bay Bank, a $632 million asset savings and loan association headquartered in Watsonville, California, with eight full-service branches in the Greater Monterey Bay area. On January 16, 2004, we completed our acquisition of Business Bank of California, a commercial bank headquartered in San Bernardino, California, with $704 million in assets and fifteen full-service branches in the Southern California Inland Empire and the San Francisco Bay Area.

     The Community Banking and Investment Services Group is comprised of five major divisions: Community Banking, Wealth Management, Institutional Services and Asset Management, Consumer Asset Management, and Insurance Services.

     COMMUNITY BANKING serves its customers through 298 full-service branches in California, 4 full-service branches in Oregon and Washington, and a network of 565 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our WEBSITE at www.uboc.com. In addition, the division offers automated teller and point-of-sale merchant services.

     This division is organized by service delivery method, by markets and by geography. We serve our customers in the following ways:

     o through community banking branches, which serve consumers and businesses with checking and deposit services, as well as various types of consumer and business financing, brokerage products and services, and insurance services;

     o through on-line access to our internet banking services, which augment our physical delivery channels by providing an array of customer transaction, bill payment and loan payment services;

     o through branches and business banking centers, which serve businesses with annual sales up to $5 million; and

     o through in-store branches in supermarkets, which also serve consumers and businesses.

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

     In the first quarter of 2004, net income increased $13.8 million, or 21 percent, compared to the first quarter of 2003. In the first quarter of 2004, net interest income increased $4.3 million, or 2 percent, compared to the first quarter of 2003, partially attributable to the impact of increasing deposit balances and a lower cost of funds resulting from the lower interest rate environment. Excluding higher income in the private equity portfolio of $5.1 million, mainly related to higher net gains on private capital investments in the first quarter of 2004 compared to the first quarter of 2003, noninterest income increased $6.6 million, or 11 percent. This 11 percent increase was mainly attributable to higher deposit-related service fees. In the first quarter of 2004, noninterest expense increased $5.9 million, or 6 percent, compared to the first quarter of 2003 due to higher expenses to support increased product sales and deposit volume. Credit expense decreased $11.2 million mainly attributable to a refinement in the RAROC allocation of capital and expected losses and lower loan balances year-over-year.

     The group's initiatives during 2004 continue to include expanding wholesale deposit activities and increasing domestic trade financing. Loan strategies include originating, underwriting and syndicating loans in core competency markets, such as the California middle-market, commercial real estate, energy, entertainment, equipment leasing and commercial finance. The Commercial Financial Services Group provides strong processing services, including services such as check processing, front-end item processing, cash vault services and digital imaging.

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

     The Check Clearing for the 21st Century Act (Check 21) was signed into law on October 28, 2003, and will become effective on October 28, 2004. Check 21 is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation (that is, the banking process by which cancelled original checks are not returned to the customer with the customer's regular bank statement). The law facilitates check truncation by creating a new negotiable instrument called a substitute check, which would permit banks to truncate original checks, to process check information electronically, and to deliver substitute checks to banks that want to continue receiving paper checks. A substitute check will be the legal equivalent of the original check and will include all the information contained on the original check. The law does not require banks to accept checks in electronic form nor does it require banks to use the new authority granted by Check 21 to create substitute checks. The detailed regulations regarding Check 21 are still pending. In order to manage and control the changes which may be necessitated by Check 21, we have established a "Check 21 Initiative Project Management Structure," composed of representatives from many of our operating and support units. The objective of this initiative is to allow us to prioritize and allocate our resources and mitigate risk to our ongoing operations. It is not possible at this time to predict the long-term financial impact of Check 21 on our business.

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

     INTERNATIONAL BANKING GROUP

     The International Banking Group primarily focuses on providing correspondent banking and trade finance related products and services to international financial institutions worldwide. This focus includes products and services such as letters of credit, international payments, collections and providing short-term financing. The majority of the revenue generated by the International Banking Group is from financial institutions domiciled outside of the U.S.

     In the first quarter of 2004, net income increased $0.4 million, or 8 percent, compared to the first quarter of 2003. Total revenue increased $1.6 million, or 6 percent, compared to the first quarter of 2003. Net interest income decreased $1.2 million, or 13 percent, compared to the first quarter of 2003 mainly attributable to the lower value of demand deposits and lower yields on foreign loans, partly offset by increasing deposit balances. Noninterest income was $2.7 million, or 18 percent, higher compared to the first quarter of 2003, primarily attributable to higher payment and trade activities. Noninterest expense increased $0.7 million, or 5 percent, compared to the first quarter of 2003. In the first quarter of 2004, credit expense of $0.6 million was slightly higher compared to the first quarter of 2003. The International Banking Group's business revolves around short-term trade financing, mostly to banks, which provides service-related income, as well as significantly lower credit risk when compared to other lending activities.

     The group has a long history of providing correspondent banking and trade-related products and services to international financial institutions. We believe the group continues to achieve strong customer loyalty in the correspondent banking market. The International Banking Group, headquartered in San Francisco, also maintains offices in Asia, Latin America and Europe; and an international banking subsidiary in New York.

     GLOBAL MARKETS GROUP

     The Global Markets Group conducts business activities primarily to support the previously described business groups and their customers. This group offers a broad range of risk management products, such as foreign exchange contracts and interest rate swaps and options. It trades money market, government, agency, and other securities to meet investment needs of our institutional and business clients. Income attributable to business with Bank clients is allocated, through performance centers, to the business units. Another primary area of the group is treasury management for the Company, which encompasses wholesale funding, liquidity management, interest rate risk management, including securities portfolio management, and hedging activities. The Global Markets Group results include the transfer pricing activity for the Bank, which allocates to the other business segments their cost of funds on all asset categories or credit for funds in the case of all liability categories.

     In the first quarter of 2004, net loss was $2.3 million compared to net income of $11.2 million in the first quarter of 2003. Total revenue in the first quarter of 2004 decreased by $19.9 million, compared to the first quarter of 2003, resulting from a $19.9 million decrease in net interest income. The decrease in net interest income was primarily attributable to a higher transfer pricing residual in the first quarter of 2004 resulting from significantly higher year-over-year growth in deposits, which are priced on longer-term liability rates, compared to credits on earning assets, which are priced on shorter-term lending rates. Noninterest income of $1.5 million was relatively flat compared to the first quarter of 2003. Noninterest expense in the first quarter of 2004 increased $1.9 million, or 43 percent, compared to the first quarter of 2003, mainly attributable to the ineffectiveness on our cash flow hedges, which is recognized in noninterest expense.

     OTHER

     "Other" includes the following items:

     o corporate activities that are not directly attributable to one of the four major business units. Included in this category are certain other nonrecurring items such as the results of operations of certain parent company non-bank subsidiaries and the elimination of the fully taxable-equivalent basis amount;

     o the adjustment between the credit expense under RAROC and the provision for credit losses under U.S. GAAP and earnings associated with unallocated equity capital;

     o the adjustment between the tax expense reported under RAROC using a tax rate of 38.25 percent and the Company's effective tax rates;

     o the Pacific Rim Corporate Group, with assets of $283 million at March 31, 2004, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered in Japan; and

     o    the residual costs of support groups.

     Net income for "Other" in 2004 was $30.0 million. The results were impacted by the following factors:

     o Credit expense (income) of ($44.7) million was due to the difference between the $5.0 million reversal of provision for credit losses calculated under our U.S. GAAP methodology and the $39.7 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

     o Net interest income of $25.3 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

     o    Noninterest income of $5.2 million; and

     o    Noninterest expense of $27.4 million.

     Net income for "Other" in 2003 was $15.3 million. The results were impacted by the following factors:

     o Credit expense (income) of ($20.7) million was due to the difference between the $30.0 million in provision for credit losses calculated under our U.S. GAAP methodology and the $50.7 million in expected losses for the reportable business segments, which utilizes the RAROC methodology; offset by

     o Net interest income of $13.6 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

     o    Noninterest income of $9.2 million; and

     o    Noninterest expense of $24.5 million.

CERTAIN BUSINESS RISK FACTORS

     ADVERSE CALIFORNIA ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS

     A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the decline in the technology sector, the California state government's budgetary difficulties and continuing fiscal difficulties. We have various banking relationships with the California State government, including credit and deposit relationships and funds transfer arrangements. If economic conditions in California decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired. On March 2, 2004, the California electorate approved certain ballot measures, including a one-time economic recovery bond issue of up to $15 billion to pay off the State's accumulated general fund deficit. While these measures are expected to provide near-term relief for the State government's fiscal situation, the State of California continues to face fiscal challenges, the long-term impact of which, on the State's economy, cannot be predicted with any certainty.

     THE CONTINUING WAR ON TERRORISM COULD ADVERSELY AFFECT U.S. ECONOMIC CONDITIONS

     Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats may result in a downturn in U.S. economic conditions and could adversely affect business and economic conditions in the U.S. generally and in our principal markets.

     ADVERSE ECONOMIC FACTORS AFFECTING CERTAIN INDUSTRIES COULD ADVERSELY AFFECT OUR BUSINESS

     We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to residential real estate. Accordingly, a downturn in the real estate and housing industries in California could have an adverse effect on our operations. We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the communications / media industry, the retail industry, the airline industry, the power industry and the technology industry. Recent increases in fuel prices could adversely affect businesses in several of these industries. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs.

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

     STOCKHOLDER VOTES ARE CONTROLLED BY BTM; OUR INTERESTS MAY NOT BE THE SAME AS BTM'S INTERESTS

     BTM, a wholly owned subsidiary of Mitsubishi Tokyo Financial Group, Inc., owns a majority (approximately 62 percent as of March 31, 2004) of the outstanding shares of our common stock. As a result, BTM can elect all of our directors and can control the vote on all matters, including determinations such as: approval of mergers or other business combinations; sales of all or substantially all of our assets; any matters submitted to a vote of our stockholders; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to common stock or other equity securities; and other matters that might be favorable to BTM.

     A majority of our directors are independent of BTM and are not officers or employees of UnionBanCal Corporation or any of our affiliates, including BTM. However, because of BTM's control over the election of our directors, BTM could designate us as a "controlled company" under the New York Stock Exchange Rules and could change the composition of our Board of Directors so that the Board would not have a majority of independent directors. BTM's ability to prevent an unsolicited bid for us or any other change in control could have an adverse effect on the market price for our common stock.

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

     Certain directors' and officers' ownership interests in BTM's common stock or service as a director or officer or other employee of both us and BTM could create or appear to create potential conflicts of interest, especially since both of us compete in the U.S. banking industry.

     SUBSTANTIAL COMPETITION IN THE CALIFORNIA BANKING MARKET COULD ADVERSELY AFFECT US

     Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us. Some of our competitors are community banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources. Such large financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively.

     Banks, securities firms, and insurance companies can now combine as a "financial holding company." Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Recently, a number of foreign banks have acquired financial services companies in the U.S., further increasing competition in the U.S. market.

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

     ADVERSE EFFECTS OF, OR CHANGES IN, BANKING OR OTHER LAWS AND REGULATIONS OR GOVERNMENTAL FISCAL OR MONETARY POLICIES COULD ADVERSELY AFFECT US

     We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies, including accounting standards and interpretations currently affecting us and our subsidiaries may change at any time. Regulatory
authorities  may  also  change  their   interpretation  of  these
statutes and regulations. Therefore, our business may be adversely affected by any future changes in laws, regulations, policies or interpretations, including legislative and regulatory reactions to the terrorist attack on September 11, 2001, and future acts of terrorism, and the Enron Corporation, WorldCom, Inc. and other major U.S. corporate bankruptcies and reports of accounting irregularities at U.S. public companies, including various large and publicly traded companies. Additionally, our international activities may be subject to the laws and regulations of the jurisdiction where business is being conducted. International laws, regulations and policies affecting us and our subsidiaries may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to BTM's controlling ownership of us, laws, regulations and policies adopted or enforced by the Government of Japan may adversely affect our activities and investments and those of our subsidiaries in the future.

     Additionally, our business is affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board (FRB), which regulates the supply of money and credit in the U.S. Under long-standing policy of the FRB, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates of borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, results of operations and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A complete explanation concerning our market risk exposure is incorporated herein by reference to Part I, Item 2 of this document under the captions "Quantitative and Qualitative Disclosure About Market Risk," "Liquidity Risk," and "Certain Business Risk Factors."

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2004. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

     During the quarter ended March 31, 2004, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are subject to various pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable.

     Union Bank of California, N.A., our major subsidiary (the Bank), was named in two suits pending in the United States District Court for the Central District of California, Christensen v. Union Bank of California (formerly captioned as Rockoff v. Union Bank of California et al.) (filed December 21,
2001) and Neilson v. Union Bank of California et al (filed September 4, 2002), and one suit in Los Angeles County Superior Court, Kilpatrick v. Orrick Herrington & Sutcliffe, et al. (filed April 22, 2003 as to the Bank). The plaintiffs in these suits collectively sought in excess of $250 million, which is alleged to have been lost by those who invested money in various investment arrangements conducted by an individual named Reed Slatkin. Mr. Slatkin is alleged to have been operating a fraudulent investment scheme commonly referred to as a "Ponzi" scheme. The plaintiffs in the Christensen case were various investors in the arrangements conducted by Mr. Slatkin, and the plaintiffs in the Neilson case included both investors and the trustee of Mr. Slatkin's bankruptcy estate. A substantial majority of those who invested with Mr. Slatkin had no relationship with the Bank. A small minority, comprising less than five percent of the investors, had custodial accounts with the Bank. The Neilson case seeks to impose liability upon the Bank and two other financial institutions for both the losses suffered by those custodial customers as well as investors who had no relationship with the Bank. The Plaintiff in the Kilpatrick case was an individual investor who sought recovery of funds placed in an account for a limited liability company that he formed with Mr. Slatkin. The Christensen case has been dismissed and the Kilpatrick case has been settled for $2.1 million.

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


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Repurchases of equity securities are presented in the table below.


                                                                           TOTAL NUMBER OF            MAXIMUM NUMBER
                                                                          SHARES (OR UNITS)   (OR APPROXIMATE DOLLAR VALUE)
                               TOTAL NUMBER OF       AVERAGE PRICE      PURCHASED AS PART OF       OF SHARES (OR UNITS)
                              SHARES (OR UNITS)     PAID PER SHARE       PUBLICLY ANNOUNCED     THAT MAY YET BE PURCHASED
PERIOD                            PURCHASED            (OR UNIT)          PLANS OR PROGRAMS    UNDER THE PLANS OR PROGRAMS
----------------------------- -----------------   -------------------   --------------------  -----------------------------
JANUARY 2004
(January 26 - 30, 2004)......      150,000             $53.31747               150,000              $93,812,190.59
FEBRUARY 2004
(February 2 - 26, 2004)......      449,700              52.97409               449,700              $69,989,741.10
MARCH 2004
(March 1 - 17, 2004).........      230,000              53.15495               230,000              $57,764,103.60
                              -----------------                         --------------------
TOTAL........................      829,700             $53.08631               829,700
                              =================                         ====================


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on April 28, 2004 ("Annual Meeting"):

     ELECTION OF DIRECTORS: Each of the following persons was elected as a director to hold office until the 2005 Annual Meeting of Stockholders or until earlier retirement, resignation or removal.


NOMINEE                                  FOR            WITHHELD
-------------------------------      -----------       ----------
David R. Andrews...............      142,309,449          422,108
L. Dale Crandall...............      141,421,540        1,310,016
Richard D. Farman..............      140,775,746        1,955,811
Stanley F. Farrar..............      142,280,987          450,570
Philip B. Flynn................      141,409,821        1,321,735
Michael J. Gillfillan..........      141,352,945        1,378,612
Richard C. Hartnack............      141,342,459        1,389,097
Norimichi Kanari...............      141,412,567        1,318,990
Satoru Kishi...................      115,141,713       27,589,844
Monica C. Lozano...............      142,280,182          451,375
Mary S. Metz...................      140,643,478        2,088,079
Takahiro Moriguchi.............      122,427,574       20,303,983
J. Fernando Niebla.............      141,373,521        1,358,035
Takaharu Saegusa...............      141,404,716        1,326,840
Tetsuo Shimura.................      141,389,675        1,341,882


     PROPOSAL TO AMEND THE 1997 UNIONBANCAL  CORPORATION PERFORMANCE SHARE PLAN:
Proposal No. 2 to amend the Performance Share Plan (a) to increase by 2,000,000 the aggregate number of performance shares subject to the Plan, and (b) to permit the Executive Compensation & Benefits Committee, in its discretion, to provide for the payment of earned awards in cash and/or shares of UnionBanCal
Corporation common stock issued under the Year 2000 UnionBanCal Corporation Management Stock Plan received the following votes:


          For:                                    125,665,337
          Against:                                 16,714,752
          Abstain:                                    351,467


     RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS: Proposal No. 3 to ratify the selection by the Audit Committee of Deloitte & Touche LLP as independent auditors of UnionBanCal Corporation in 2004 received the following votes:


          For:                                    141,382,287
          Against:                                  1,280,443
          Abstain:                                     68,826


     STOCKHOLDER PROPOSAL REGARDING CUMULATIVE VOTING: Proposal No. 4 to request the Board of Directors to take steps necessary to provide for cumulative voting in the election of directors in future annual meetings received the following votes:


          For:                                     13,865,894
          Against:                                127,651,975
          Abstain:                                  1,213,687

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS:


 NO.                                  DESCRIPTION
----      ----------------------------------------------------------------------

10.1      Philip B. Flynn Employment Agreement (Effective April 1, 2004)(1)

31.1      Certification  of  the  Chief  Executive   Officer  pursuant  to  Rule
          13a-14a/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2      Certification  of  the  Chief  Financial   Officer  pursuant  to  Rule
          13a-14a/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1      Certification  of the Chief  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2      Certification  of the Chief  Financial  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

------------------------

(1) Filed herewith


(B) REPORTS ON FORM 8-K

     We furnished a report on Form 8-K on January 22, 2004 reporting under Item 12 thereof that UnionBanCal Corporation issued a press release concerning earnings for the fourth quarter of 2003.

     We  furnished a report on Form 8-K/A on January 23,  2004  reporting  under
Item 12 thereof an amendment to our report furnished on Form 8-K on January 22, 2004, which reported that UnionBanCal Corporation issued a press release concerning earnings for the fourth quarter of 2003. This amendment was solely filed to reflect the conformed signature of David I. Matson, Chief Financial Officer, which was inadvertently omitted.

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



                                     Date:  May 10, 2004