Form 10-Q
period 2004-06-30
UNIONBANCAL CORP
filed 2004-08-06
CIK 1011659

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

   Number of shares of Common Stock outstanding at July 31, 2004: 147,775,010





================================================================================

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I
FINANCIAL INFORMATION
  Consolidated Financial Highlights........................................    2
  Item 1. Financial Statements:
    Condensed Consolidated Statements of Income............................    4
    Condensed Consolidated Balance Sheets..................................    5
    Condensed Consolidated Statements of Changes in Stockholders' Equity...    6
    Condensed Consolidated Statements of Cash Flows........................    7
    Notes to Condensed Consolidated Financial Statements...................    8
  Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations:
    Introduction...........................................................   23
    Executive Overview.....................................................   23
    Financial Performance..................................................   25
    Net Interest Income....................................................   29
    Noninterest Income.....................................................   32
    Noninterest Expense....................................................   33
    Income Tax Expense.....................................................   33
    Loans..................................................................   34
    Cross-Border Outstandings..............................................   36
    Provision for Credit Losses............................................   36
    Allowance for Credit Losses............................................   36
    Nonperforming Assets...................................................   42
    Loans 90 Days or More Past Due and Still Accruing......................   43
    Quantitative and Qualitative Disclosures About Market Risk.............   43
    Liquidity Risk.........................................................   46
    Regulatory Capital.....................................................   47
    Business Segments......................................................   48
    Certain Business Risk Factors..........................................   57
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.......   61
  Item 4. Controls and Procedures..........................................   61
PART II
OTHER INFORMATION
  Item 1. Legal Proceedings................................................   62
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
    Equity Securities......................................................   63
  Item 4. Submission of Matters to a Vote of Security Holders..............   63
  Item 6. Exhibits and Reports on Form 8-K.................................   63
  Signatures...............................................................   65

                         PART I. FINANCIAL INFORMATION
                    UnionBanCal Corporation and Subsidiaries
                        Consolidated Financial Highlights
                                   (Unaudited)


                                                               AS OF AND FOR THE
                                                              THREE MONTHS ENDED
                                                          --------------------------
                                                            JUNE 30,       JUNE 30,     PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 2003           2004       CHANGE
--------------------------------------------------------- -----------    -----------    -------
RESULTS OF OPERATIONS:
  Net interest income(1)................................. $   386,422    $   400,661       3.68%
  (Reversal of) provision for credit losses..............      25,000        (10,000)        nm
  Noninterest income.....................................     203,171        331,010      62.92
  Noninterest expense....................................     351,004        376,402       7.24
                                                          -----------    -----------
  Income before income taxes(1)..........................     213,589        365,269      71.01
  Taxable-equivalent adjustment..........................         645            803      24.50
  Income tax expense.....................................      68,186        133,369      95.60
                                                          -----------    -----------
  Net income............................................. $   144,758    $   231,097      59.64
                                                          ===========    ===========
PER COMMON SHARE:
  Net income--basic...................................... $      0.96    $      1.56      62.50%
  Net income--diluted....................................        0.96           1.54      60.42
  Dividends(2)...........................................        0.31           0.36      16.13
  Book value (end of period).............................       25.79          26.98       4.61
  Common shares outstanding (end of period)(3)........... 149,993,652    147,845,160      (1.43)
  Weighted average common shares outstanding--basic(3)... 150,046,659    147,687,350      (1.57)
  Weighted average common shares outstanding--diluted(3). 151,489,337    150,183,938      (0.86)
BALANCE SHEET (END OF PERIOD):
  Total assets........................................... $42,668,834    $46,295,831       8.50%
  Total loans............................................  25,668,660     27,594,271       7.50
  Nonaccrual loans.......................................     379,487        178,062     (53.08)
  Nonperforming assets...................................     379,758        183,913     (51.57)
  Total deposits.........................................  35,365,260     39,367,911      11.32
  Medium and long-term debt..............................     420,853        800,988      90.32
  Junior subordinated debt...............................          --         16,017         nm
  Trust preferred securities.............................     360,166             --    (100.00)
  Stockholders' equity...................................   3,868,959      3,988,676       3.09
BALANCE SHEET (PERIOD AVERAGE):
  Total assets........................................... $39,776,349    $44,611,351      12.16%
  Total loans............................................  26,517,316     26,838,622       1.21
  Earning assets.........................................  36,074,488     40,351,016      11.85
  Total deposits.........................................  32,587,173     37,810,048      16.03
  Stockholders' equity...................................   3,919,276      3,933,788       0.37
FINANCIAL RATIOS:
  Return on average assets(4)............................        1.46%          2.08%
  Return on average stockholders' equity(4)..............       14.81          23.63
  Efficiency ratio(5)....................................       59.53          51.44
  Net interest margin(1).................................        4.29           3.98
  Dividend payout ratio..................................       32.29          23.08
  Tangible equity ratio..................................        8.59           7.88
  Tier 1 risk-based capital ratio........................       11.44          10.46
  Total risk-based capital ratio.........................       13.06          13.07
  Leverage ratio.........................................        9.63           8.36
  Allowance for credit losses to total loans.............        2.17           1.82
  Allowance for credit losses to nonaccrual loans........      147.11         281.60
  Net loans charged off to average total loans(4)........        0.80           0.15
  Nonperforming assets to total loans and
    foreclosed assets....................................        1.48           0.67
  Nonperforming assets to total assets...................        0.89           0.40

----------------------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.

(3) Common shares outstanding reflects common shares issued less treasury shares.

(4)  Annualized.

(5) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent basis) and noninterest income. Foreclosed asset expense (income) was $(0.5) thousand in the second quarter of 2003 and $16.5 thousand in the second quarter of 2004.

nm--not meaningful

                         PART I. FINANCIAL INFORMATION
                    UnionBanCal Corporation and Subsidiaries
                        Consolidated Financial Highlights
                                   (Unaudited)


                                                              AS OF AND FOR THE
                                                               SIX MONTHS ENDED
                                                          --------------------------
                                                            JUNE 30,       JUNE 30,     PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 2003           2004       CHANGE
--------------------------------------------------------- -----------    -----------    -------
RESULTS OF OPERATIONS:
  Net interest income(1)................................. $   777,826    $   801,884       3.09%
  (Reversal of) provision for credit losses..............      55,000        (15,000)        nm
  Noninterest income.....................................     388,942        542,215      39.41
  Noninterest expense....................................     693,604        749,508       8.06
                                                          -----------    -----------
  Income before income taxes(1)..........................     418,164        609,591      45.78
  Taxable-equivalent adjustment..........................       1,269          1,605      26.48
  Income tax expense.....................................     136,620        219,402      60.59
                                                          -----------    -----------
  Net income............................................. $   280,275    $   388,584      38.64
                                                          ===========    ===========
PER COMMON SHARE:
  Net income--basic...................................... $      1.86    $      2.63      41.40%
  Net income--diluted....................................        1.85           2.59      40.00
  Dividends(2)...........................................        0.59           0.67      13.56
  Book value (end of period).............................       25.79          26.98       4.61
  Common shares outstanding (end of period)(3)........... 149,993,652    147,845,160      (1.43)
  Weighted average common shares outstanding--basic(3)... 150,329,939    147,543,824      (1.85)
  Weighted average common shares outstanding--diluted(3). 151,746,328    149,991,567      (1.16)
BALANCE SHEET (END OF PERIOD):
  Total assets........................................... $42,668,834    $46,295,831       8.50%
  Total loans............................................  25,668,660     27,594,271       7.50
  Nonaccrual loans.......................................     379,487        178,062     (53.08)
  Nonperforming assets...................................     379,758        183,913     (51.57)
  Total deposits.........................................  35,365,260     39,367,911      11.32
  Medium and long-term debt..............................     420,853        800,988      90.32
  Junior subordinated debt...............................          --         16,017         nm
  Trust preferred securities.............................     360,166             --    (100.00)
  Stockholders' equity...................................   3,868,959      3,988,676       3.09
BALANCE SHEET (PERIOD AVERAGE):
  Total assets........................................... $39,066,221    $43,831,266      12.20%
  Total loans............................................  26,619,618     26,490,239      (0.49)
  Earning assets.........................................  35,454,075     39,613,622      11.73
  Total deposits.........................................  31,836,948     36,874,787      15.82
  Stockholders' equity...................................   3,896,909      3,941,855       1.15
FINANCIAL RATIOS:
  Return on average assets(4)............................        1.45%          1.78%
  Return on average stockholders' equity(4)..............       14.50          19.82
  Efficiency ratio(5)....................................       59.44          55.72
  Net interest margin(1).................................        4.41           4.07
  Dividend payout ratio..................................       31.72          25.48
  Tangible equity ratio..................................        8.59           7.88
  Tier 1 risk-based capital ratio........................       11.44          10.46
  Total risk-based capital ratio.........................       13.06          13.07
  Leverage ratio.........................................        9.63           8.36
  Allowance for credit losses to total loans.............        2.17           1.82
  Allowance for credit losses to nonaccrual loans........      147.11         281.60
  Net loans charged off to average total loans(4)........        0.80           0.17
  Nonperforming assets to total loans and
    foreclosed assets....................................        1.48           0.67
  Nonperforming assets to total assets...................        0.89           0.40

----------------------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.

(3) Common shares outstanding reflects common shares issued less treasury shares.

(4)  Annualized.

(5) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent basis) and noninterest income. Foreclosed asset expense was $0.1 million in the first six months of 2003 and $0.5 million in the first six months of 2004.

nm--not meaningful

ITEM 1. FINANCIAL STATEMENTS

                    UnionBanCal Corporation and Subsidiaries
                   Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                      FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                         ENDED JUNE 30,            ENDED JUNE 30,
                                                     ----------------------   -----------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)           2003        2004         2003         2004
---------------------------------------------------- ----------  ----------   ----------   ----------
INTEREST INCOME
  Loans............................................. $  354,913  $  328,372   $  717,888   $  663,701
  Securities........................................     78,036     108,064      157,899      213,910
  Interest bearing deposits in banks................      1,130       1,121        2,092        2,029
  Federal funds sold and securities purchased
    under resale agreements.........................      4,001       2,928        5,678        4,887
  Trading account assets............................        943         861        1,870        1,418
                                                     ----------  ----------   ----------   ----------
    Total interest income...........................    439,023     441,346      885,427      885,945
                                                     ----------  ----------   ----------   ----------
INTEREST EXPENSE
  Domestic deposits.................................     40,217      32,123       81,788       65,733
  Foreign deposits..................................      2,811       2,761        6,017        4,893
  Federal funds purchased and securities sold
    under repurchase agreements.....................        747         552        2,074        1,233
  Commercial paper..................................      2,946       1,051        5,674        2,186
  Medium and long-term debt.........................      1,818       3,693        3,684        6,832
  Preferred securities and trust notes..............      3,652         130        7,323        2,311
  Other borrowed funds..............................      1,055       1,178        2,310        2,478
                                                     ----------  ----------   ----------   ----------
    Total interest expense..........................     53,246      41,488      108,870       85,666
                                                     ----------  ----------   ----------   ----------
NET INTEREST INCOME.................................    385,777     399,858      776,557      800,279
  (Reversal of) provision for credit losses.........     25,000     (10,000)      55,000      (15,000)
                                                     ----------  ----------   ----------   ----------
    Net interest income after (reversal of)
      provision for credit losses...................    360,777     409,858      721,557      815,279
                                                     ----------  ----------   ----------   ----------
NONINTEREST INCOME
  Service charges on deposit accounts...............     77,942      90,031      150,229      171,127
  Trust and investment management fees..............     33,141      36,788       65,816       72,610
  Insurance commissions.............................     16,024      18,652       29,242       40,387
  International commissions and fees................     16,856      18,102       32,201       35,647
  Card processing fees, net.........................      9,340      15,456       19,022       24,248
  Foreign exchange gains, net.......................      6,958       8,294       13,892       16,638
  Brokerage commissions and fees....................      8,412       8,023       17,066       16,320
  Merchant banking fees.............................      6,191       7,714       12,209       15,181
  Securities gains (losses), net....................      9,660          (4)       9,660        1,618
  Other.............................................     18,647     127,954       39,605      148,439
                                                     ----------  ----------   ----------   ----------
    Total noninterest income........................    203,171     331,010      388,942      542,215
                                                     ----------  ----------   ----------   ----------
NONINTEREST EXPENSE
  Salaries and employee benefits....................    198,929     217,597      397,036      437,020
  Net occupancy.....................................     32,866      32,173       60,502       63,755
  Equipment.........................................     16,354      16,883       33,025       34,154
  Communications....................................     13,354      13,035       27,198       26,445
  Software..........................................     10,849      12,908       22,925       25,903
  Professional services.............................     13,566      10,290       25,580       21,593
  Foreclosed asset expense..........................         --          17           51          536
  Other.............................................     65,086      73,499      127,287      140,102
                                                     ----------  ----------   ----------   ----------
    Total noninterest expense.......................    351,004     376,402      693,604      749,508
                                                     ----------  ----------   ----------   ----------
  Income before income taxes........................    212,944     364,466      416,895      607,986
  Income tax expense................................     68,186     133,369      136,620      219,402
                                                     ----------  ----------   ----------   ----------
NET INCOME.......................................... $  144,758  $  231,097   $  280,275   $  388,584
                                                     ==========  ==========   ==========   ==========
NET INCOME PER COMMON SHARE--BASIC.................. $     0.96  $     1.56   $     1.86   $     2.63
                                                     ==========  ==========   ==========   ==========
NET INCOME PER COMMON SHARE--DILUTED................ $     0.96  $     1.54   $     1.85   $     2.59
                                                     ==========  ==========   ==========   ==========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING--BASIC................................    150,047     147,687      150,330      147,544
                                                     ==========  ==========   ==========   ==========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING--DILUTED..............................    151,489     150,184      151,746      149,992
                                                     ==========  ==========   ==========   ==========


See accompanying notes to condensed consolidated financial statements.


                    UnionBanCal Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                          (UNAUDITED)              (UNAUDITED)
                                                            JUNE 30,  DECEMBER 31,   JUNE 30,
(DOLLARS IN THOUSANDS)                                        2003        2003         2004
--------------------------------------------------------- ----------- ------------ -----------
ASSETS
Cash and due from banks.................................. $ 3,096,509 $  2,494,127 $ 2,287,708
Interest bearing deposits in banks.......................     212,746      235,158     630,451
Federal funds sold and securities purchased under
  resale agreements......................................   1,624,552      769,720   1,156,650
                                                          ----------- ------------ -----------
Total cash and cash equivalents..........................   4,933,807    3,499,005   4,074,809
Trading account assets...................................     387,928      252,929     307,334
Securities available for sale:
  Securities pledged as collateral.......................     154,961      106,560      77,532
  Held in portfolio......................................   9,438,110   10,660,332  12,151,635
Loans (net of allowance for credit losses: June 30,
  2003, $558,282; December 31, 2003, $532,970;
  June 30, 2004, $501,419)...............................  25,110,378   25,411,658  27,092,852
Due from customers on acceptances........................      81,560       71,078      52,867
Premises and equipment, net..............................     498,708      509,734     502,204
Intangible assets........................................      46,240       49,592      56,696
Goodwill.................................................     178,591      226,556     315,356
Other assets.............................................   1,838,551    1,711,023   1,664,546
                                                          ----------- ------------ -----------
  Total assets........................................... $42,668,834 $ 42,498,467 $46,295,831
                                                          =========== ============ ===========
LIABILITIES
Domestic deposits:
  Noninterest bearing.................................... $17,198,024 $ 16,668,773 $19,255,245
  Interest bearing.......................................  16,494,167   17,146,858  17,982,340
Foreign deposits:
  Noninterest bearing....................................     490,314      619,249     733,394
  Interest bearing.......................................   1,182,755    1,097,403   1,396,932
                                                          ----------- ------------ -----------
    Total deposits.......................................  35,365,260   35,532,283  39,367,911
Federal funds purchased and securities sold under
   repurchase agreements.................................     337,785      280,968     294,597
Commercial paper.........................................     835,268      542,270     552,038
Other borrowed funds.....................................     238,239      212,088     180,426
Acceptances outstanding..................................      81,560       71,078      52,867
Other liabilities........................................   1,160,744      934,916   1,042,311
Medium and long-term debt................................     420,853      820,488     800,988
Junior subordinated debt payable to subsidiary
   grantor trust.........................................          --      363,940      16,017
UnionBanCal Corporation--obligated mandatorily
  redeemable preferred securities of subsidiary
  grantor trust..........................................     360,166           --          --
                                                          ----------- ------------ -----------
Total liabilities........................................  38,799,875   38,758,031  42,307,155
                                                          ----------- ------------ -----------
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock:
  Authorized 5,000,000 shares, no shares issued or
    outstanding as of June 30, 2003, December 31, 2003,
    and June 30, 2004....................................          --           --          --
Common stock, no stated value per share at June 30,
  2003, and par value of $1 per share at December 31,
  2003 and June 30, 2004(1):
  Authorized 300,000,000 shares, issued 149,993,652
    shares as of June 30, 2003, 146,000,156 shares as
    of December 31, 2003, and 149,126,860 shares as
    of June 30, 2004.....................................     894,979      146,000     149,127
Additional paid-in capital...............................          --      555,156     712,255
Treasury stock--242,000 shares as of December 31,
  2003 and 1,281,700 shares as of June 30, 2004..........          --      (12,846)    (68,557)
Retained earnings........................................   2,783,314    2,999,884   3,289,676
Accumulated other comprehensive income (loss)............     190,666       52,242     (93,825)
                                                          ----------- ------------ -----------
Total stockholders' equity...............................   3,868,959    3,740,436   3,988,676
                                                          ----------- ------------ -----------
Total liabilities and stockholders' equity............... $42,668,834 $ 42,498,467 $46,295,831
                                                          =========== ============ ===========
------------------------------

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


                    UnionBanCal Corporation and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                           ACCUMULATED      TOTAL
                                                       ADDITIONAL                             OTHER         STOCK-
                                   NUMBER    COMMON     PAID-IN    TREASURY   RETAINED    COMPREHENSIVE     HOLDERS'
(IN THOUSANDS, EXCEPT SHARES)    OF SHARES   STOCK(1)    CAPITAL     STOCK    EARNINGS    INCOME (LOSS)     EQUITY
------------------------------- -----------  --------  ----------  --------  ----------  --------------   ----------
BALANCE DECEMBER 31, 2002...... 150,702,363  $926,460  $       --  $     --  $2,591,635  $      240,094   $3,758,189
                                             --------  ----------  --------  ----------  --------------   ----------
Comprehensive income
  Net income--For the six
    months ended June 30, 2003.                                                 280,275                      280,275
  Other comprehensive income,
    net of tax:
    Net change in unrealized
      gains on cash flow hedges                                                                  (7,985)      (7,985)
    Net change in unrealized
      gains on securities
      available for sale.......                                                                 (41,561)     (41,561)
    Foreign currency transla-
      tion adjustment..........                                                                     118          118
                                                                                                          ----------
Total comprehensive income.....                                                                              230,847
Dividend reinvestment plan.....       5,047        24                                                             24
Deferred compensation -
  restricted stock awards......          --        --                               111                          111
Stock options exercised........     402,078    13,324                                                         13,324
Common stock repurchased(2)....  (1,115,836)  (44,829)                                                       (44,829)
Dividends declared on common
  stock, $0.59 per share(3)....                                                 (88,707)                     (88,707)
                                             --------  ----------  --------  ----------  --------------   ----------
Net change.....................               (31,481)         --        --     191,679         (49,428)     110,770
                                -----------  --------  ----------  --------  ----------  --------------   ----------
BALANCE JUNE 30, 2003.......... 149,993,652  $894,979  $       --  $     --  $2,783,314  $      190,666   $3,868,959
                                ===========  ========  ==========  ========  ==========  ==============   ==========

BALANCE DECEMBER 31, 2003....   146,000,156  $146,000  $  555,156  $(12,846) $2,999,884  $       52,242   $3,740,436
                                             --------  ----------  --------  ----------  --------------   ----------
Comprehensive income
  Net income--For the six
    months ended June 30, 2004.                                                 388,584                      388,584
  Other comprehensive income,
    net of tax:
    Net change in unrealized
      gains on cash flow hedges                                                                 (37,753)     (37,753)
    Net change in unrealized
      losses on securities
      available for sale.......                                                                (108,834)    (108,834)
    Foreign currency transla-
      tion adjustment..........                                                                     520          520
                                                                                                          ----------
Total comprehensive income.....                                                                              242,517
Dividend reinvestment plan.....         308        --          17                                                 17
Deferred compensation -
  restricted stock awards......          --        --                               130                          130
Stock options exercised........   1,117,677     1,118      44,687                                             45,805
Stock issued in acquisitions...   2,008,719     2,009     112,569                                            114,578
Common stock repurchased(2)....          --        --       (174)   (55,711)                                 (55,885)
Dividends declared on common
  stock, $0.67 per share(3)....                                                 (98,922)                     (98,922)
                                             --------  ----------  --------  ----------  --------------   ----------
Net change.....................                 3,127     157,082   (55,711)    289,792        (146,067)     248,240
                                -----------  --------  ----------  --------  ----------  --------------   ----------
BALANCE JUNE 30, 2004.......... 149,126,860  $149,127  $  712,255  $(68,557) $3,289,676  $      (93,825)  $3,988,676
                                ===========  ========  ==========  ========  ==========  ==============   ==========
---------------------------

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


                    UnionBanCal Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,
                                                                      -------------------------
(DOLLARS IN THOUSANDS)                                                   2003           2004
--------------------------------------------------------------------- ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................... $  280,275     $  388,584
  Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
    (Reversal of) provision for credit losses........................     55,000        (15,000)
    Depreciation, amortization and accretion.........................     61,742         66,191
    Provision for deferred income taxes..............................     44,876         36,430
    Gains on securities available for sale...........................     (9,660)        (1,618)
    Net increase in prepaid expenses.................................    (83,845)       (85,933)
    Net (increase) decrease in fees and other charges receivable.....    (94,140)        40,498
    Net increase (decrease) in accrued expenses and other liabilities     45,635         92,632
    Net (increase) decrease in other assets, net of acquisitions.....   (105,724)       255,613
    Net increase in trading account assets...........................   (111,907)       (54,405)
    Loans originated for resale......................................    (80,608)      (263,412)
    Net proceeds from sale of loans originated for resale............    127,629        227,434
    Other, net.......................................................     25,987          4,610
                                                                      ----------     ----------
    Total adjustments................................................   (125,015)       303,040
                                                                      ----------     ----------
  Net cash provided by (used in) operating activities................    155,260        691,624
                                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale...............     35,978          9,970
  Proceeds from matured and called securities available for sale.....  1,506,572      2,004,222
  Purchases of securities available for sale......................... (3,907,936)    (3,664,523)
  Net (increase) decrease in loans, net of acquisitions..............    598,059     (1,213,276)
  Net cash used in acquisitions......................................    (29,860)        (2,287)
  Other, net.........................................................    (46,405)       (36,533)
                                                                      ----------     ----------
    Net cash provided by (used in) investing activities.............. (1,843,592)    (2,902,427)
                                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits, net of acquisitions...........  2,524,445      3,255,271
  Net increase (decrease) in federal funds purchased and securities
    sold under repurchase agreements.................................      3,406         13,629
  Net decrease in commercial paper and other borrowed funds..........   (232,522)       (21,894)
  Repayment of junior subordinated debt..............................         --       (360,825)
  Common stock repurchased...........................................    (44,829)       (55,885)
  Payments of cash dividends.........................................    (84,413)       (90,925)
  Other, net.........................................................     13,466         46,342
                                                                      ----------     ----------
    Net cash provided by (used in) financing activities..............  2,179,553      2,785,713
Net increase (decrease) in cash and cash equivalents.................    491,221        574,910
Cash and cash equivalents at beginning of period.....................  4,442,122      3,499,005
Effect of exchange rate changes on cash and cash equivalents.........        464            894
                                                                      ----------     ----------
Cash and cash equivalents at end of period........................... $4,933,807     $4,074,809
                                                                      ==========     ==========
CASH PAID DURING THE PERIOD FOR:
  Interest........................................................... $  117,463     $   88,860
  Income taxes.......................................................     51,197         95,764
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisitions:
    Fair value of assets acquired.................................... $   47,988     $  803,713
    Purchase price:
      Cash...........................................................    (40,300)       (21,772)
      Stock issued...................................................         --       (114,578)
                                                                      ----------     ----------
    Liabilities assumed.............................................. $    7,688     $  667,363
                                                                      ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                    UnionBanCal Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.
GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. However, they do not include all of the disclosures necessary for annual financial statements in conformity with U.S. GAAP. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2003. The preparation of financial statements in conformity with U.S. GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

     UnionBanCal Corporation is a commercial bank holding company and has, as its major subsidiary, a banking subsidiary, Union Bank of California, N.A. (the
Bank). The Company provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, but also nationally and internationally.

     Since November 1999 through June 30, 2004, the Company has announced stock repurchase plans totaling $700 million and as of June 30, 2004 has repurchased $454 million of common stock under these repurchase plans. The Company repurchased $58 million, $44 million, and $12 million of common stock in 2003, the first quarter of 2004, and the second quarter of 2004, respectively, as part of these repurchase plans. As of June 30, 2004, $246 million of the Company's common stock is authorized for repurchase. Under separate stock repurchase agreements, the Company purchased $600 million of its common stock, $300 million in August 2002 and $300 million in September 2003, from its majority owner, The Bank of Tokyo-Mitsubishi, Ltd. (BTM), which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group, Inc. At June 30, 2004, BTM owned approximately 62 percent of the Company's outstanding common stock.

     Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

STOCK-BASED COMPENSATION

     As allowed under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended, the Company has chosen to continue to recognize compensation expense using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price of the Company's stock at the date of grant exceeds the stock option exercise price.

     At June 30, 2004, the Company has two stock-based employee compensation plans. For further discussion concerning our stock-based employee compensation plans see Note 14--"Management Stock Plan" of the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2003. The value of the restricted stock awards issued under the plans has been reflected in compensation expense. Options granted under the plans had an exercise price equal to the market value of

                    UnionBanCal Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)


NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS (CONTINUED)

the underlying common stock on the date of grant and, therefore, were not included in compensation expense as allowed by current U.S. GAAP.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                       FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                          ENDED JUNE 30,         ENDED JUNE 30,
                                                       --------------------   --------------------
(DOLLARS IN THOUSANDS)                                   2003        2004       2003        2004
-----------------------------------------------------  --------    --------   --------    --------
AS REPORTED NET INCOME...............................  $144,758    $231,097   $280,275    $388,584
Stock option-based employee compensation expense
  (determined under fair value based method for
  all awards, net of taxes)..........................    (6,527)     (6,683)   (12,483)    (13,215)
                                                       --------    --------   --------    --------
Pro forma net income, after stock option-based
  employee compensation expense......................  $138,231    $224,414   $267,792    $375,369
                                                       ========    ========   ========    ========
EARNINGS PER SHARE--BASIC
As reported..........................................  $   0.96    $   1.56   $   1.86    $   2.63
Pro forma............................................  $   0.92    $   1.52   $   1.78    $   2.54
EARNINGS PER SHARE--DILUTED
As reported..........................................  $   0.96    $   1.54   $   1.85    $   2.59
Pro forma............................................  $   0.91    $   1.49   $   1.76    $   2.50


     Compensation cost associated with the Company's unvested restricted stock issued under the management stock plan is measured based on the market price of the stock at the grant date and is expensed over the vesting period. Compensation expense related to restricted stock awards for the second quarters of 2003 and 2004 was not significant.

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of the asset. This Statement was effective for the Company on January 1, 2003 and did not have a material impact on the Company's financial position or results of operations.

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

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 provides guidance on how to identify a variable interest entity (VIE), and when the assets, liabilities, noncontrolling interests and result of operations of a VIE need to be included in a company's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack a controlling financial interest or they have voting rights that are not proportionate to their economic interest. A company that holds variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or

                    UnionBanCal Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

receive a majority of the VIE's expected residual returns, if they occur. FIN 46
also  requires  additional   disclosures  by  primary  beneficiaries  and  other
significant variable interest holders.

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

     ACCOUNTING   FOR   EMPLOYERS'   DISCLOSURES   ABOUT   PENSIONS   AND  OTHER
     POSTRETIREMENT BENEFITS

     In December 2003, the FASB issued SFAS No. 132R, a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106." The Statement expands the disclosure requirements of SFAS No. 132 to include information describing types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net period benefit costs of defined pension plans and other defined benefit postretirement plans. The Statement is effective for financial statements with fiscal years ending after December 15, 2003. The expanded disclosures required by SFAS No. 132R are disclosed in Note 7 of the Notes to Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2003. Periodic disclosures under SFAS No. 132R are contained in
Note 8 of this report.

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


     THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS

     In March 2004, the Emerging Issues Task Force (EITF) reached consensus on certain incremental issues related to Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." In addition to disclosure requirements that were effective for fiscal years ending after December 15, 2003, EITF Issue No. 03-1 requires that companies recognize impairment equal to the difference between the investment's cost and fair value if the investor does not have the ability and intent to hold the investment for a period of time sufficient for a forecasted recovery of fair value up to or beyond the cost of the investment. EITF Issue No. 03-1 is effective for interim periods beginning after June 15,

                    UnionBanCal Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

2004. The Company is currently assessing the implications of EITF No. 03-1 and has not concluded what impact, if any, will result from its adoption.

NOTE 3--EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months and six months ended June 30, 2003 and 2004.



                                THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                           -------------------------------------   ------------------------------------
                                 2003                2004                2003                2004
                           -----------------   -----------------   -----------------   -----------------
(AMOUNTS IN THOUSANDS,
 EXCEPT PER SHARE DATA)      BASIC   DILUTED     BASIC   DILUTED     BASIC   DILUTED     BASIC   DILUTED
-------------------------  -------- --------   -------- --------   -------- --------   -------- --------
Net Income...............  $144,758 $144,758   $231,097 $231,097   $280,275 $280,275   $388,584 $388,584
                           ======== ========   ======== ========   ======== ========   ======== ========
Weighted average common
  shares outstanding.....   150,047  150,047    147,687  147,687    150,330  150,330    147,544  147,544
Additional shares due to:
Assumed conversion of
  dilutive stock options.        --    1,442         --    2,497         --    1,416         --    2,448
                           -------- --------   -------- --------   -------- --------   -------- --------
Adjusted weighted average
  common shares
  outstanding............   150,047  151,489    147,687  150,184    150,330  151,746    147,544  149,992
                           ======== ========   ======== ========   ======== ========   ======== ========
Net income per share.....  $   0.96 $   0.96   $   1.56 $   1.54   $   1.86 $   1.85   $   2.63 $   2.59
                           ======== ========   ======== ========   ======== ========   ======== ========


                    UnionBanCal Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 4--ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The following table presents the components of other  comprehensive  income
(loss) and the related tax effect allocated to each component.


                                                        BEFORE TAX     TAX       NET OF
(DOLLARS IN THOUSANDS)                                    AMOUNT      EFFECT       TAX
------------------------------------------------------  ----------  ---------   ---------
FOR THE SIX MONTHS ENDED JUNE 30, 2003:
Cash flow hedge activities:
  Unrealized net gains on hedges......................  $   58,272  $ (22,289)  $  35,983
  Less: reclassification adjustment for net gains
    on hedges included in net income..................     (71,204)    27,236     (43,968)
                                                        ----------  ---------   ---------
Net change in unrealized gains on hedges..............     (12,932)     4,947      (7,985)
                                                        ----------  ---------   ---------
Securities available for sale:
  Unrealized holding losses arising during the
    period on securities available for sale...........     (57,645)    22,049     (35,596)
  Less: reclassification adjustment for net gains
    on securities available for sale included in
    net income........................................      (9,660)     3,695      (5,965)
                                                        ----------  ---------   ---------
Net change in unrealized gains on securities
  available for sale..................................     (67,305)    25,744     (41,561)
                                                        ----------  ---------   ---------
Foreign currency translation adjustment...............         191        (73)        118
                                                        ----------  ---------   ---------
Net change in accumulated other comprehensive
  income (loss).......................................  $  (80,046) $  30,618   $ (49,428)
                                                        ==========  =========   =========
FOR THE SIX MONTHS ENDED JUNE 30, 2004:
Cash flow hedge activities:
  Unrealized net losses on hedges.....................  $  (15,832) $   6,056   $  (9,776)
  Less: reclassification adjustment for net gains
    on hedges included in net income..................     (45,307)    17,330     (27,977)
                                                        ----------  ---------   ---------
Net change in unrealized gains on hedges..............     (61,139)    23,386     (37,753)
                                                        ----------  ---------   ---------
Securities available for sale:
  Unrealized holding losses arising during the
    period on securities available for sale...........    (174,632)    66,797    (107,835)
  Less: reclassification adjustment for net gains
    on securities available for sale included in
    net income........................................      (1,618)       619        (999)
                                                        ----------  ---------   ---------
Net change in unrealized losses on securities
  available for sale..................................    (176,250)    67,416    (108,834)
                                                        ----------  ---------   ---------
Foreign currency translation adjustment...............         842       (322)        520
                                                        ----------  ---------   ---------
Net change in accumulated other comprehensive
  income (loss).......................................  $ (236,547) $  90,480   $(146,067)
                                                        ==========  =========   =========


                    UnionBanCal Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 4--ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)(CONTINUED)

     The following table presents accumulated other comprehensive income (loss) balances.


                                      NET             NET
                                  UNREALIZED      UNREALIZED
                                GAINS (LOSSES)  GAINS (LOSSES)    FOREIGN      MINIMUM     ACCUMULATED
                                   ON CASH       ON SECURITES     CURRENCY     PENSION        OTHER
                                     FLOW         AVAILABLE     TRANSLATION   LIABILITY   COMPREHENSIVE
(DOLLARS IN THOUSANDS)              HEDGES         FOR SALE      ADJUSTMENT   ADJUSTMENT   INCOME (LOSS)
------------------------------- -------------   -------------   -----------   ----------  -------------
BALANCE, DECEMBER 31, 2002..... $     104,368   $     147,450   $   (10,649)  $   (1,075) $     240,094
Change during the period.......        (7,985)        (41,561)          118           --        (49,428)
                                -------------   -------------   -----------   ----------  -------------
BALANCE, JUNE 30, 2003......... $      96,383   $     105,889   $   (10,531)  $   (1,075) $     190,666
                                =============   =============   ===========   ==========  =============

BALANCE, DECEMBER 31, 2003..... $      43,786   $      22,535   $   (10,293)  $   (3,786) $      52,242
Change during the period.......       (37,753)       (108,834)          520           --       (146,067)
                                -------------   -------------   -----------   ----------  -------------
BALANCE, JUNE 30, 2004......... $       6,033   $     (86,299)  $    (9,773)  $   (3,786) $     (93,825)
                                =============   =============   ===========   ==========  =============



NOTE 5--BUSINESS SEGMENTS

     The Company is organized based on the products and services that it offers and operates in four principal areas:

     o The Community Banking and Investment Services Group offers a range of banking services, primarily to individuals and small businesses, delivered generally through a tri-state (California, Washington and Oregon) network of branches and ATM's. These services include commercial loans, mortgages, home equity lines of credit, consumer loans, deposit services and cash management as well as fiduciary, private banking, investment and asset management services for individuals and institutions, and risk management and insurance products for businesses and individuals.

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

     o The Global Markets Group is responsible for the Company's market risk management including liquidity, interest rate and price risks, and offers a broad range of risk management and trading products and services to the Company's clients through the groups described above.

     The information, set forth in the tables on the following pages, reflects selected income statement and balance sheet items by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to U.S. GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the total asset line of the table are the amounts of goodwill for each reporting unit

                    UnionBanCal Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 5--BUSINESS SEGMENTS (CONTINUED)

as of June 30, 2003 and 2004. Substantially all of the goodwill reflected on the Consolidated Balance Sheet is attributed to the Community Banking and Investment Services Group.

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

     "Other" is comprised of certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent basis amount, the amount of the (reversal of) provision for credit losses over/(under) the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowance for credit losses, and the residual costs of support groups. In addition, it includes the Pacific Rim Corporate Group, which offers financial products to Japanese-owned subsidiaries located in the U.S. On an individual basis, none of the items in "Other" are significant to the Company's business. Included in noninterest income for the second quarter of 2004 are two significant items: a $93.0 million gain resulting from the sale of the Company's merchant card portfolio and an $8.5 million gain resulting from the sale of real property.

                    UnionBanCal Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 5--BUSINESS SEGMENTS (CONTINUED)

     The business units' results for the prior periods have been restated to reflect changes in the transfer pricing methodology and any reorganization changes that may have occurred.

                                    COMMUNITY BANKING
                                      AND INVESTMENT     COMMERCIAL FINANCIAL     INTERNATIONAL
                                      SERVICES GROUP        SERVICES GROUP        BANKING GROUP
                                   ---------------------------------------------------------------
                                             AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                   ---------------------------------------------------------------
                                     2003       2004       2003       2004        2003       2004
--------------------------------   --------   --------   --------   --------    -------    -------
RESULTS OF OPERATIONS (DOLLARS
  IN THOUSANDS):
Net interest income.............   $163,613   $185,829   $180,956   $191,471    $ 8,160    $ 9,222
Noninterest income..............    111,878    129,793     61,552     72,543     26,090     22,261
                                   --------   --------   --------   --------    -------    -------
Total revenue...................    275,491    315,622    242,508    264,014     34,250     31,483
Noninterest expense.............    197,289    223,645    105,097    104,003     15,398     16,957
Credit expense (income).........      8,064      7,797     42,145     26,480        547        645
                                   --------   --------   --------   --------    -------    -------
Income (loss) before income tax
  expense (benefit).............     70,138     84,180     95,266    133,531     18,305     13,881
Income tax expense (benefit)....     26,828     32,199     29,547     45,321      7,001      5,310
                                   --------   --------   --------   --------    -------    -------
Net income (loss)...............   $ 43,310   $ 51,981   $ 65,719   $ 88,210    $11,304    $ 8,571
                                   ========   ========   ========   ========    =======    =======
TOTAL ASSETS, END OF PERIOD
  (dollars in millions):........   $ 12,249   $ 14,040   $ 14,976   $ 14,852    $ 1,937    $ 2,379
                                   ========   ========   ========   ========    =======    =======



                                         GLOBAL                                    UNIONBANCAL
                                      MARKETS GROUP             OTHER              CORPORATION
                                   -------------------   -------------------    -------------------
                                            AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                   ----------------------------------------------------------------
                                     2003       2004       2003       2004        2003       2004
--------------------------------   --------   --------   --------   --------    --------   --------
RESULTS OF OPERATIONS (DOLLARS
  IN THOUSANDS):
Net interest income.............   $ 17,139   $(15,802)  $ 15,909   $ 29,138    $385,777   $399,858
Noninterest income..............      1,882      1,394      1,769    105,019     203,171    331,010
                                   --------   --------   --------   --------    --------   --------
Total revenue...................     19,021    (14,408)    17,678    134,157     588,948    730,868
Noninterest expense.............      3,744      4,441     29,476     27,356     351,004    376,402
Credit expense (income).........         50        177    (25,806)   (45,099)     25,000    (10,000)
                                   --------   --------   --------   --------    --------   --------
Income (loss) before income tax
  expense (benefit).............     15,227    (19,026)    14,008    151,900     212,944    364,466
Income tax expense (benefit)....      5,824     (7,277)    (1,014)    57,816      68,186    133,369
                                   --------   --------   --------   --------    --------   --------
Net income (loss)...............   $  9,403   $(11,749)  $ 15,022   $ 94,084    $144,758   $231,097
                                   ========   ========   ========   ========    ========   ========
TOTAL ASSETS, END OF PERIOD
  (dollars in millions):........   $ 11,824   $ 13,957   $  1,683   $  1,068    $ 42,669   $ 46,296
                                   ========   ========   ========   ========    ========   ========


                    UnionBanCal Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 5--BUSINESS SEGMENTS (CONTINUED)


                                    COMMUNITY BANKING        COMMERCIAL
                                      AND INVESTMENT          FINANCIAL           INTERNATIONAL
                                      SERVICES GROUP       SERVICES GROUP         BANKING GROUP
                                   -------------------   -------------------    ------------------
                                               AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                   ---------------------------------------------------------------
                                     2003       2004       2003       2004        2003       2004
--------------------------------   --------   --------   --------   --------    -------    -------
RESULTS OF OPERATIONS (DOLLARS
  IN THOUSANDS):

Net interest income.............   $331,474   $368,496   $360,187   $374,978    $17,117    $17,030
Noninterest income..............    213,503    246,394    119,464    142,170     41,573     40,450
                                   --------   --------   --------   --------    -------    -------
Total revenue...................    544,977    614,890    479,651    517,148     58,690     57,480
Noninterest expense.............    397,179    442,629    203,856    208,645     30,333     32,640
Credit expense (income).........     15,783     15,584     84,607     57,706      1,052      1,249
                                   --------   --------   --------   --------    -------    -------
Income (loss) before income tax
  expense (benefit).............    132,015    156,677    191,188    250,797     27,305     23,591
Income tax expense (benefit)....     50,496     59,929     60,227     83,570     10,444      9,024
                                   --------   --------   --------   --------    -------    -------
Net income (loss)...............   $ 81,519   $ 96,748   $130,961   $167,227    $16,861    $14,567
                                   ========   ========   ========   ========    =======    =======
TOTAL ASSETS, END OF PERIOD
  (dollars in millions):........   $ 12,249   $ 14,040   $ 14,976   $ 14,852    $ 1,937    $ 2,379
                                   ========   ========   ========   ========    =======    =======



                                         GLOBAL                                      UNIONBANCAL
                                      MARKETS GROUP             OTHER                CORPORATION
                                   -------------------   -------------------    ---------------------
                                               AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                   ------------------------------------------------------------------
                                     2003       2004       2003       2004         2003       2004
--------------------------------   --------   --------   --------   --------    ---------- ----------
RESULTS OF OPERATIONS (DOLLARS
  IN THOUSANDS):
Net interest income.............   $ 38,231   $(14,651)  $ 29,548   $ 54,426    $  776,557 $  800,279
Noninterest income..............      3,408      2,936     10,994    110,265       388,942    542,215
                                   --------   --------   --------   --------    ---------- ----------
Total revenue...................     41,639    (11,715)    40,542    164,691     1,165,499  1,342,494
Noninterest expense.............      8,232     10,868     54,004     54,726       693,604    749,508
Credit expense (income).........        100        227    (46,542)   (89,766)       55,000    (15,000)
                                   --------   --------   --------   --------    ---------- ----------
Income (loss) before income tax
  expense (benefit).............     33,307    (22,810)    33,080    199,731       416,895    607,986
Income tax expense (benefit)....     12,740     (8,725)     2,713     75,604       136,620    219,402
                                   --------   --------   --------   --------    ---------- ----------
Net income (loss)...............   $ 20,567   $(14,085)  $ 30,367   $124,127    $  280,275 $  388,584
                                   ========   ========   ========   ========    ========== ==========
TOTAL ASSETS, END OF PERIOD
  (dollars in millions):........   $ 11,824   $ 13,957   $  1,683   $  1,068    $   42,669 $   46,296
                                   ========   ========   ========   ========    ========== ==========



NOTE 6--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING

     Derivative positions are integral components of the Company's designated asset and liability management activities. The Company uses interest rate derivatives to manage the sensitivity of the Company's net interest income to changes in interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit, medium-term notes and subordinated debt.

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

payments due to changes in the designated benchmark rate, e.g., U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument is identical. Cash flow hedging strategies include the utilization of purchased floor, cap, corridor options and interest rate swaps. At June 30, 2004, the weighted average remaining life of these cash flow hedges was approximately 1.2 years.

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

     The Company uses purchased interest rate caps to hedge the variable interest cash flows associated with the forecasted issuance and rollover of short-term, fixed rate, negotiable certificates of deposit (CDs). In these hedging relationships, the Company hedges the LIBOR component of the CD rates, which is either 3-month LIBOR or 6-month LIBOR, based on the CDs' original term to maturity, which reflects their repricing frequency. Net payments to be received under the cap contract offset the increase in interest expense caused by the relevant LIBOR index rising above the cap's strike rate.

     The Company uses interest rate cap corridors to hedge the variable cash flows associated with the forecasted issuance and rollover of short-term, fixed rate, negotiable CDs. In these hedging relationships, the Company hedges the LIBOR component of the CD rates, either 1-month LIBOR, 3-month LIBOR, or 6-month LIBOR, based on the original term to maturity of the CDs, which reflects their repricing frequency. Net payments to be received under the cap corridor contracts offset the increase in deposit interest expense caused by the relevant LIBOR index rising above the corridor's lower strike rate, but only to the extent the index rises to the upper strike rate. The corridor will not provide protection from increases in the relevant LIBOR index to the extent it rises above the corridor's upper strike rate.

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

the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In the second quarter of 2004, the Company recognized a net loss of $0.3 million due to ineffectiveness, which is recognized in noninterest expense, compared to a net gain of $0.3 million in the second quarter of 2003.

     FAIR VALUE HEDGES

     HEDGING STRATEGY FOR UNIONBANCAL CORPORATION--JUNIOR SUBORDINATED DEBT PAYABLE TO SUBSIDIARY GRANTOR TRUST (TRUST NOTES)

     Prior to February 19, 2004, when the Company terminated its fair value hedge and called its Trust Notes, the Company engaged in an interest rate hedging strategy in which an interest rate swap was associated with a specific interest bearing liability, UnionBanCal Corporation's Trust Notes, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigated the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, U.S. dollar LIBOR.

     Fair value hedging transactions were structured at inception so that the notional amounts of the swap matched an associated principal amount of the Trust Notes. The interest payment dates, the expiration date, and the embedded call option of the swap matched those of the Trust Notes. Because the interest rate swap was terminated in the first quarter of 2004, there was no ineffectiveness on the fair value hedges during the second quarter of 2004 compared to a net loss of less than $0.1 million in the second quarter of 2003.

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

NOTE 7--GUARANTEES

     Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of one year or less. Collateral may be obtained based on management's credit assessment of the customer. As of June 30, 2004, the Company's maximum exposure to loss for standby and commercial letters of credit was $2.9 billion and $232.2 million, respectively. At June 30, 2004, the carrying value of the Company's standby and commercial letters of credit, which is included in other liabilities on the consolidated balance sheet, totaled $5.5 million.

     Principal investments include direct investments in private and public companies and indirect investments in private equity funds. The Company issues commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate. At June 30, 2004, the Company had commitments to fund principal investments of $59.6 million.

     The Company has contingent consideration agreements that guarantee additional payments to acquired insurance agencies' stockholders based on the agencies' future performance in excess of established revenue and/or earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. If the insurance agencies' future performance exceeds these thresholds during a three-year period, the Company will be liable to make payments to those former stockholders. As of June 30, 2004, the Company had a maximum exposure of $7.5 million for these agreements, the last of which expire in December 2006.

     The Company is fund manager for limited liability corporations issuing low-income housing credit (LIHC) investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits, and operating deficit thresholds over a ten-year average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability corporations issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of June 30, 2004, the Company's maximum exposure to loss under these guarantees was limited to a return of investor capital and minimum investment yield, or $103.6 million. The Company maintains a reserve of $4.0 million for these guarantees.

                    UnionBanCal Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 7--GUARANTEES (CONTINUED)

     The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantee of trust preferred securities, commercial paper obligations and leveraged lease transactions. Guarantees issued by the Bank for an affiliate's commercial paper program are done in order to facilitate their sale. As of June 30, 2004, the Bank had a maximum exposure to loss under these guarantees, which have an average term of less than one year, of $561.0 million. The Bank's guarantee is fully collateralized by a pledged deposit. UnionBanCal Corporation guarantees its subsidiaries' leveraged lease transactions, which have terms ranging from 15 to 30 years. Following the original funding of the leveraged lease transactions, UnionBanCal Corporation has no material obligation to be satisfied. As of June 30, 2004, UnionBanCal Corporation had no material exposure to loss under these guarantees.

     The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $1.6 billion at June 30, 2004. The market value of the associated collateral was $1.7 billion at June 30, 2004.

NOTE 8--PENSION AND OTHER POSTRETIREMENT BENEFITS

     The following tables summarize the components of net periodic benefit costs for the three months and six months ended June 30, 2003 and 2004.



                                           PENSION BENEFITS          OTHER BENEFITS
                                          --------------------     --------------------
                                          FOR THE THREE MONTHS     FOR THE THREE MONTHS
                                             ENDED JUNE 30,           ENDED JUNE 30,
                                          --------------------     --------------------
(DOLLARS IN THOUSANDS)                      2003        2004        2003         2004
----------------------------------------- --------    --------     -------     --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost............................. $  8,217    $  9,511     $ 1,295     $  1,815
Interest cost............................   11,875      13,518       2,641        2,908
Expected return on plan assets...........  (18,203)    (20,778)     (1,687)      (2,370)
Amortization of prior service cost.......      267         267         (24)         (24)
Amortization of transition amount........       --          --         637          638
Recognized net actuarial loss............    1,042       4,395       1,599        1,950
                                          --------    --------     -------     --------
Total net periodic benefit cost.......... $  3,198    $  6,913     $ 4,461     $  4,917
                                          ========    ========     =======     ========



                                            PENSION BENEFITS         OTHER BENEFITS
                                          --------------------     --------------------
                                           FOR THE SIX MONTHS       FOR THE SIX MONTHS
                                             ENDED JUNE 30,            ENDED JUNE 30,
                                          --------------------     --------------------
(DOLLARS IN THOUSANDS)                      2003        2004        2003         2004
----------------------------------------- --------   ---------     -------     --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost............................. $ 16,434    $ 18,829     $ 2,590     $  3,383
Interest cost............................   23,750      26,120       5,281        5,680
Expected return on plan assets...........  (36,406)    (41,565)     (3,373)      (4,467)
Amortization of prior service cost.......      534         534         (48)         (48)
Amortization of transition amount........       --          --       1,275        1,275
Recognized net actuarial loss............    2,085       7,217       3,197        3,536
                                          --------    --------     -------     --------
Total net periodic benefit cost.......... $  6,396    $ 11,135     $ 8,922     $  9,359
                                          ========    ========     =======     ========


                    UnionBanCal Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 8--PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

     As previously disclosed in its consolidated financial statements for the year ended December 31, 2003, the Company expected to make discretionary cash contributions of $80 million to its defined benefit plan in 2004. The Company made cash contributions of $80 million and $20 million in March and June 2004, respectively. The Company does not expect to make any further contributions to the plan for the remainder of 2004.

NOTE 9--SUBSEQUENT EVENTS

     On July 1, 2004, the Bank signed a definitive agreement to acquire Jackson Federal Bank, a $1.9 billion-asset bank headquartered in Brea, California, with 14 full-service branches and approximately 250 employees. At closing, the Bank will pay $305 million, comprising $168 million in cash and $137 million in the Company's common stock. The acquisition is expected to be completed in the fourth quarter of 2004 following the receipt of regulatory approvals and the satisfaction of other closing conditions.

     On July 28, 2004, the Company's Board of Directors declared a quarterly cash dividend of $0.36 per share of common stock. The dividend will be paid on October 1, 2004 to stockholders of record as of September 3, 2004.

     On August 1, 2004, the Company's subsidiary, Union Bank of California, N.A. (the Bank), completed its acquisition of the business portfolio of CNA Trust Company (CNAT), a leading provider of retirement plan trust and outsourcing services to the institutional market place. The Company acquired total assets and assumed liabilities of $167 million, each, for a cash consideration of $12 million. CNAT, based in Costa Mesa, California, was a subsidiary of Chicago-based CNA Financial Corporation.

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

INTRODUCTION

     We  are  a   California-based,   commercial   bank  holding   company  with
consolidated assets of $46.3 billion at June 30, 2004. During 2003, UnionBanCal Corporation changed its state of incorporation from California to Delaware.

     UnionBanCal Corporation and its banking subsidiary, Union Bank of California, N.A. (the Bank), were created on April 1, 1996, by the combination of Union Bank with BanCal Tri-State Corporation and its banking subsidiary, The Bank of California, N.A. The combination was accounted for as a reorganization of entities under common control, similar to a pooling of interests. At June 30, 2004, BTM, our majority owner, owned approximately 62 percent of our outstanding common stock.

EXECUTIVE OVERVIEW

     We are providing you with an overview of what we believe are the most significant events that impacted our results for the second quarter of 2004. You should carefully read the rest of this document for more detailed information that will assist your understanding of trends, events and uncertainties that may impact us.

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

     Overall credit quality in the commercial lending area continued to improve in the second quarter of 2004. The improvements came from positive financial results and outlooks of our borrowers, payoffs, and a slow down in net inflows of nonaccrual loans. Nonaccrual loans totaled $178 million at June 30, 2004, compared with $257 million at March 31, 2004. Although commercial loans increased by $520 million, or 6 percent, during the second quarter, we recorded a reversal of provision for credit losses of $10.0 million and reduced our allowance for credit losses. We do not expect our credit quality to change significantly throughout the remainder of 2004, unless the economic outlook turns negative.

     In the second quarter of 2004, positive economic data and the prospect of higher interest rates in the future provided the impetus for the growth in our commercial loan portfolio.

     Low levels of interest rates continued to pressure our net interest income, as our assets reprice more quickly than our deposits. A significant contributor to the reduced asset yields was mortgage refinancings that further reduced our net interest income on our residential mortgage loans and our mortgage-backed securities portfolio. Derivative contracts, used to hedge the impact of falling interest rates on our lending activities, began to expire in late 2003, further compressing our net interest margin in the second quarter of 2004. A discussion of the impact of our hedges is included in our detailed analysis of net interest income. Despite these pressures, we have benefited from a higher level of earning assets, including a significantly higher mix of securities, strong deposit growth, and changes in our capital structure, including replacing higher cost debt with lower cost funding. We expect that if business activity continues to pick up and interest rates rise gradually, our net interest income will rise as well.

     Growth in core deposits was particularly strong in the second quarter of 2004, compared to the second quarter of 2003, providing us with a low cost of funding, which is a competitive advantage. Average demand deposits for the second quarter of 2004 were 48 percent of average total deposits compared to 46 percent for the second quarter of 2003, contributing to an average annualized all-in cost of funds (interest expense divided by total interest bearing liabilities and noninterest bearing deposits) of 0.61 percent and 0.42 percent in the second quarters of 2004 and 2003, respectively. We attract deposits by offering a variety of cash management products aimed at business clients, including web cash management, check imaging, remittance and depository services and disbursements. In addition, we made two bank acquisitions and opened a number of de novo branches in the second half of 2003 and the first half of 2004, which further expanded our business locations and deposits in California.

     Noninterest income rose 63 percent in the second quarter of 2004, compared to the second quarter of 2003, primarily as a result of the sale of our merchant card portfolio and the sale of real property in Southern California. The sale of our merchant card portfolio, which resulted in a gain of $93 million, was part of our strategic direction to divest ourselves of products and services that are not competitively advantageous to us and to invest in products and services that we believe will provide better opportunities for growing our noninterest income. The ongoing impact on earnings per share as a result of this divestiture is approximately ($0.01) per quarter, which is expected to be partially offset by share repurchases we expect to make in the second half of 2004. Excluding the gains from the sales mentioned above, noninterest income rose from service charges on deposits, trust and investment management fees, letters of credit and international commissions and fees. Increases in volumes were primarily responsible for our increases.

     Although noninterest expense rose 7 percent in the second quarter of 2004, compared to the second quarter of 2003, much of that increase related to investments that we made in bank acquisitions, de novo branches and technology. We believe that these investments will bring opportunities for growth in our business by increasing our customer base and expanding the services we can provide.


FINANCIAL PERFORMANCE

SUMMARY OF FINANCIAL PERFORMANCE


                            FOR THE THREE MONTHS  INCREASE (DECREASE)   FOR THE SIX MONTHS    INCREASE (DECREASE)
                                ENDED JUNE 30,     2004 VERSUS 2003        ENDED JUNE 30,      2004 VERSUS 2003
                            --------------------  ------------------  ----------------------  ------------------
(DOLLARS IN THOUSANDS)        2003       2004      AMOUNT    PERCENT     2003        2004      AMOUNT    PERCENT
--------------------------- --------   ---------  --------   -------  ----------  ----------  --------   -------
RESULTS OF OPERATIONS

Net interest income(1)      $385,777   $ 399,858  $ 14,081      3.7%  $  776,557  $  800,279  $ 23,722      3.1%
Noninterest income
  Service charges on
    deposit accounts.......   77,942      90,031    12,089     15.5      150,229     171,127    20,898     13.9
  Trust and investment
    management fees........   33,141      36,788     3,647     11.0       65,816      72,610     6,794     10.3
  Insurance commissions....   16,024      18,652     2,628     16.4       29,242      40,387    11,145     38.1
  International commissions
    and fees...............   16,856      18,102     1,246      7.4       32,201      35,647     3,446     10.7
  Card processing fees, net    9,340      15,456     6,116     65.5       19,022      24,248     5,226     27.5
  Gain on sale of merchant
    card portfolio.........       --      93,000    93,000      nm           --       93,000    93,000      nm
  Other noninterest income.   49,868      58,981     9,113     18.3       92,432     105,196    12,764     13.8
                            --------   ---------  --------            ----------  ----------  --------
Total noninterest income...  203,171     331,010   127,839     62.9      388,942     542,215   153,273     39.4

Total revenue..............  588,948     730,868   141,920     24.1    1,165,499   1,342,494   176,995     15.2

(Reversal of) provision for
  credit losses............   25,000     (10,000)  (35,000)  (140.0)      55,000     (15,000)  (70,000)  (127.3)

Noninterest expense
  Salaries and employee
    benefits...............  198,929     217,597    18,668      9.4      397,036     437,020    39,984     10.1
  Net occupancy............   32,866      32,173      (693)    (2.1)      60,502      63,755     3,253      5.4
  Intangible asset
    amortization...........    3,227       4,485     1,258     39.0        5,704       8,705     3,001     52.6
  Other noninterest expense  115,982     122,147     6,165      5.3      230,362     240,028     9,666      4.2
                            --------   ---------  --------            ----------  ----------  --------
Total noninterest expense..  351,004     376,402    25,398      7.2      693,604     749,508    55,904      8.1
Income before income tax...  212,944     364,466   151,522     71.2      416,895     607,986   191,091     45.8
Income tax.................   68,186     133,369    65,183     95.6      136,620     219,402    82,782     60.6
                            --------   ---------  --------            ----------  ----------  --------
Net income................. $144,758   $ 231,097  $ 86,339     59.6%  $  280,275  $  388,584  $108,309     38.6%
                            ========   =========  ========            ==========  ==========  ========

-------------------------------------------------------

(1)      Net interest income does not include any adjustments for fully taxable equivalence.

nm--not meaningful.


     THE PRIMARY CONTRIBUTORS TO OUR FINANCIAL PERFORMANCE FOR THE SECOND QUARTER OF 2004 COMPARED TO THE SECOND QUARTER OF 2003 ARE PRESENTED BELOW.

     o We recorded a $10.0 million reversal of provision for credit losses in the second quarter of 2004, which reflects continued improvement in credit quality. Reductions in criticized and classified credits in our commercial loan portfolio resulted from pay-offs, loan grade improvements, and loan sales, which allowed us to lower our reserve for credit losses. (See additional discussion under "Allowance for Credit Losses.")

     o Although net interest income continues to be negatively impacted by the lower interest rate environment, net interest income was favorably influenced by higher earning asset volumes, including a significantly higher mix of securities and an increase in the average balances of our commercial loan portfolio. Strong deposit growth, including an attractive mix of average noninterest bearing deposits to total deposits, also contributed favorably to our net interest income. (See additional discussion under "Net Interest Income.")

     o    Our noninterest income was impacted by several factors:

          o Service charges on deposit accounts rose primarily due to a 23 percent increase in average demand deposits, net of title and escrow deposits, in the second quarter of 2004 over the second quarter of 2003 and higher overdraft and return fees of $5.5 million primarily associated with changes in our check processing introduced in April 2004;

          o Trust and investment management fees increased from the second quarter of 2003 primarily due to increased assets under administration. Trust fees began growing in the second half of 2003 as trust assets started to recover with the strengthening of the equity markets and a strong increase in new sales. In the second quarter of 2004, managed assets increased by 5 percent and non-managed assets increased by 10 percent from the second quarter of 2003. Total assets under administration increased by 9 percent, to $158.9 billion, between June 30, 2003 and June 30, 2004;

          o Insurance commissions increased primarily as a result of the December 2003 acquisition of Knight Insurance Agency;

          o International commissions and fees grew, reflecting strong growth in the foreign remittances product in almost all of our markets, from a combination of increased pricing, product enhancements and higher market penetration;

          o Card processing fees, net, increased primarily due to $6.5 million attributable to the recognition of the last month of merchant card revenue earned before the sale of the merchant card portfolio, resulting from merchant card revenue being recorded on a one month lag behind the related interchange expense;

          o The sale of our merchant card portfolio in the second quarter of 2004 resulted in a gain of $93.0 million. Our merchant accounts were acquired by NOVA Information Systems (NOVA). As a result of the long-term marketing alliance we formed with NOVA, we will receive marketing fees in the future; and

          o In other income, the second quarter of 2004 included an $8.5 million gain on the sale of real property, net gains in private capital investment sales of $4.0 million, and a $3.7 million final insurance recovery settlement for our losses related to the World Trade Center terrorist attacks of September 11, 2001. In addition, the second quarter of 2003 included a $9.0 million gain on the redemption of a Mexican Brady Bond and net gains in private capital investment sales of $1.0 million.

     o    Contributing to our higher noninterest expense were several factors:

          o Salaries and employee benefits increased primarily as a result of:

               o    acquisitions and new branch openings, which accounted for 39
                    percent  of  the   increase  in  our   salaries   and  other
                    compensation;

               o    higher  performance-related   incentive  expense  from  goal
                    achievements;

               o    annual merit increases; and

               o    increased employee benefits expense due to:

                    o    acquisitions and new branch  openings,  which accounted
                         for  30  percent  of  our  employee   benefits  expense
                         increase;

                    o increasing healthcare costs for current employees and retirees from rising insurance premiums and a greater number of participants;

                    o the impact of the lower discount rate we are using to calculate our future pension and other postretirement liabilities;

          o Net occupancy costs decreased primarily as a result of a $4.2 million write-off of leasehold improvements in the second quarter of 2003, partially offset by increased expenses resulting from our acquisitions and new branch openings, capitalized property improvements recorded in December 2003, and reduced rental income resulting from increased vacancies in bank-owned property;

               o Intangible asset amortization increased primarily as a result of our recent acquisitions; and

               o Other noninterest expense rose primarily as a result of higher software expenses, resulting from increased software purchases and development to support strategic technology initiatives, and losses attributable to operations and litigation.

     THE PRIMARY CONTRIBUTORS TO OUR FINANCIAL PERFORMANCE FOR THE FIRST SIX MONTHS OF 2004 COMPARED TO THE FIRST SIX MONTHS OF 2003 ARE PRESENTED BELOW.

     o We recorded a $15.0 million reversal of provision for credit losses in the first six months of 2004, which reflects continued improvement in credit quality. Reductions in criticized and classified credits in our commercial loan portfolio resulted from pay-offs, loan grade improvements, and loan sales, and allowed us to lower our reserve for credit losses. (See additional discussion under "Allowance for Credit Losses.")

     o Although net interest income continues to be negatively impacted by the lower interest rate environment and a decline in the average balances of our commercial loan portfolio, net interest income was favorably influenced by higher other earning asset volumes, including a significantly higher mix of securities. Strong deposit growth, including an attractive mix of average noninterest bearing deposits to total deposits, also contributed favorably to our net interest income. (See additional discussion under "Net Interest Income.")

     o    Our noninterest income was impacted by several factors:

          o Service charges on deposit accounts rose primarily from a 23 percent increase in average demand deposits, net of title and escrow deposits, in the first six months of 2004 over the first six months of 2003 and higher overdraft and return fees of $10.2 million primarily associated with charges in our check processing introduced in April 2004;

          o Trust and investment management fees increased from the first six months of 2003 primarily due to increased assets under administration. Trust fees began growing in the second half of 2003 as trust assets started to recover with the strengthening of the equity markets and a strong increase in new sales;

          o Insurance commissions increased primarily as a result of the April 2003 acquisition of Tanner Insurance Brokers and the December 2003 acquisition of Knight Insurance Agency;

          o International commissions and fees grew, reflecting strong growth in the foreign remittances product in almost all of our markets, from a combination of increased pricing, product enhancements and higher market penetration;

          o Card processing fees, net, increased primarily due to $6.5 million attributable to the recognition of the last month of revenue earned before the sale of the merchant card portfolio, resulting from merchant card revenue being recorded on a one month lag behind the related interchange expense;

          o The first six months of 2004 included a $93.0 million gain on the sale of our merchant card portfolio; and

          o The first six months of 2004 also included an $8.5 million gain on the sale of real property and net gains in private capital investment sales of $9.0 million. In addition, the first six months of 2003 included a $9.0 million gain on the redemption of a Mexican Brady Bond and net gains in private capital investment sales of $0.9 million.

     o    Contributing to our higher noninterest expense were several factors:

          o Salaries and employee benefits increased primarily as a result of:

               o    acquisitions and new branch openings, which accounted for 42
                    percent  of  the   increase  in  our   salaries   and  other
                    compensation;

               o    higher  performance-related   incentive  expense  from  goal
                    achievements;

               o    annual merit increases; and

               o increased employee benefits expense due to: acquisitions and new branch openings, which accounted for 38 percent of our employee benefits expense increase;

                    o increasing healthcare costs for current employees and retirees from rising insurance premiums and a greater number of participants;

                    o the impact of the lower discount rate we are using to calculate our future pension and other postretirement liabilities; and


                    o the impact of a higher state unemployment tax rate, which rose from 2.0 percent in the first six months of 2003 to 3.7 percent in the first six months of 2004;


          o Net occupancy costs increased primarily as a result of our acquisitions and new branch openings, and reduced rental income resulting from increased vacancies in bank-owned property, partially offset by a $4.2 million write-off of leasehold improvements in the second quarter of 2003;

          o Intangible asset amortization increased primarily as a result of our recent acquisitions; and

          o Other noninterest expense rose primarily as a result of higher software expenses, resulting from increased software purchases and development to support strategic technology initiatives, and losses attributable to operations and litigation.

NET INTEREST INCOME

     The following tables show the major components of net interest income and net interest margin.



                                                   FOR THE THREE MONTHS ENDED
                             ----------------------------------------------------------------------
                                          JUNE 30, 2003                   JUNE 30, 2004
                             ---------------------------------   ----------------------------------
                                          INTEREST    AVERAGE                 INTEREST     AVERAGE
                               AVERAGE     INCOME/     YIELD/      AVERAGE     INCOME/      YIELD/
(DOLLARS IN THOUSANDS)         BALANCE    EXPENSE(1) RATE(1)(2)    BALANCE    EXPENSE(1)  RATE(1)(2)
---------------------------  -----------  ---------  ---------   -----------  ---------   ---------
ASSETS
Loans:(3)
  Domestic.................  $24,916,936  $ 346,204       5.63%  $24,967,825  $ 319,829        5.14%
  Foreign(4)...............    1,600,380      8,995       2.28     1,870,797      8,818        1.90
Securities--taxable........    7,685,140     77,341       4.03    11,696,096    107,146        3.66
Securities--tax-exempt.....       40,984      1,016       9.91        69,654      1,424        8.18
Interest bearing deposits
  in banks.................      221,004      1,130       2.05       280,892      1,121        1.61
Federal funds sold and
  securities purchased
  under resale agreements..    1,276,224      4,001       1.26     1,143,901      2,928        1.03
Trading account assets.....      333,820        981       1.18       321,851        883        1.10
                             -----------  ---------              -----------  ---------
    Total earning assets...   36,074,488    439,668       4.88    40,351,016    442,149        4.40
                                          ---------                           ---------
Allowance for credit losses     (585,597)                           (525,435)
Cash and due from banks....    2,099,440                           2,233,586
Premises and equipment, net      509,372                             514,122
Other assets...............    1,678,646                           2,038,062
                             -----------                         -----------
    Total assets...........  $39,776,349                         $44,611,351
                             ===========                         ===========
LIABILITIES
Domestic deposits:
  Interest bearing.........   $9,928,211     18,799       0.76   $11,498,339     16,198        0.57
  Savings and consumer time    3,871,674     11,277       1.17     4,225,435      8,540        0.81
  Large time...............    2,532,971     10,141       1.61     2,298,403      7,385        1.29
Foreign deposits(4)........    1,224,201      2,811       0.92     1,476,450      2,761        0.75
                             -----------  ---------              -----------  ---------
    Total interest bearing
      deposits.............   17,557,057     43,028       0.98    19,498,627     34,884        0.72
                             -----------  ---------              -----------  ---------
Federal funds purchased and
  securities sold under
  repurchase agreements....      333,415        747       0.90       344,416        552        0.64
Commercial paper...........      995,048      2,946       1.19       517,333      1,051        0.82
Other borrowed funds.......      138,074      1,055       3.06       176,449      1,178        2.69
Medium and long-term debt..      399,745      1,818       1.82       819,595      3,693        1.81
Preferred securities and
  trust notes(5)...........      351,553      3,652       4.16        16,119        130        3.23
                             -----------  ---------              -----------  ---------
    Total borrowed funds...    2,217,835     10,218       1.85     1,873,912      6,604        1.42
                             -----------  ---------              -----------  ---------
    Total interest bearing
      liabilities..........   19,774,892     53,246       1.08    21,372,539     41,488        0.78
                                          ---------                           ---------
Noninterest bearing
  deposits.................   15,030,116                          18,311,421
Other liabilities..........    1,052,065                             993,603
                             -----------                         -----------
    Total liabilities......   35,857,073                          40,677,563
STOCKHOLDERS' EQUITY
Common equity..............    3,919,276                           3,933,788
                             -----------                         -----------
    Total stockholders'
      equity...............    3,919,276                           3,933,788
                             -----------                         -----------
    Total liabilities and
      stockholders' equity.  $39,776,349                         $44,611,351
                             ===========                         ===========
Net interest income/margin
  (taxable-equivalent basis)                386,422       4.29%                 400,661        3.98%
Less: taxable-equivalent
  adjustment...............                     645                                 803
                                          ---------                           ---------
    Net interest income....               $ 385,777                           $ 399,858
                                          =========                           =========
------------------------

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



                                                   FOR THE SIX MONTHS ENDED
                             ----------------------------------------------------------------------
                                        JUNE 30, 2003                      JUNE 30, 2004
                             ---------------------------------   ----------------------------------
                                          INTEREST    AVERAGE                 INTEREST    AVERAGE
                               AVERAGE     INCOME/     YIELD/      AVERAGE     INCOME/     YIELD/
(DOLLARS IN THOUSANDS)         BALANCE    EXPENSE(1) RATE(1)(2)    BALANCE    EXPENSE(1)  RATE(1)(2)
---------------------------  -----------  ---------  ---------   -----------  ---------   ---------
ASSETS
Loans:(3)
  Domestic.................  $25,051,062  $ 701,277       5.63%  $24,750,113  $ 647,762        5.26%
  Foreign(4)...............    1,568,556     17,161       2.21     1,740,126     16,496        1.91
Securities--taxable........    7,351,834    156,520       4.26    11,546,375    212,139        3.67
Securities--tax-exempt.....       41,461      2,030       9.79        67,733      2,759        8.15
Interest bearing deposits
  in banks.................      212,266      2,092       1.99       244,373      2,029        1.67
Federal funds sold and
  securities purchased
  under resale agreements..      908,213      5,678       1.26       965,448      4,887        1.02
Trading account assets.....      320,683      1,938       1.22       299,454      1,478        0.99
                             -----------  ---------              -----------  ---------
    Total earning assets...   35,454,075    886,696       5.03    39,613,622    887,550        4.50
                                          ---------                           ---------
Allowance for credit losses     (594,370)                           (529,803)
Cash and due from banks....    2,097,220                           2,254,820
Premises and equipment, net      508,175                             517,042
Other assets...............    1,601,121                           1,975,585
                             -----------                         -----------
    Total assets...........  $39,066,221                         $43,831,266
                             ===========                         ===========
LIABILITIES
Domestic deposits:
  Interest bearing.........  $ 9,648,251     37,608       0.79   $11,444,366     32,755        0.58
  Savings and consumer time    3,845,754     23,593       1.24     4,181,065     17,258        0.83
  Large time...............    2,473,968     20,587       1.68     2,365,502     15,720        1.34
Foreign deposits(4)........    1,303,747      6,017       0.93     1,351,837      4,893        0.73
                             -----------  ---------              -----------  ---------
    Total interest bearing
      deposits.............   17,271,720     87,805       1.03    19,342,770     70,626        0.73
                             -----------  ---------              -----------  ---------
Federal funds purchased and
  securities sold under
  repurchase agreements....      424,955      2,074       0.98       369,941      1,233        0.67
Commercial paper...........      959,386      5,674       1.19       530,093      2,186        0.83
Other borrowed funds.......      155,375      2,310       3.00       182,139      2,478        2.74
Medium and long-term debt..      399,737      3,684       1.86       812,829      6,832        1.69
Preferred securities and
  trust notes(5)...........      351,603      7,323       4.17       109,571      2,311        4.22
                             -----------  ---------              -----------  ---------
    Total borrowed funds...    2,291,056     21,065       1.85     2,004,573     15,040        1.51
                             -----------  ---------              -----------  ---------
    Total interest bearing
      liabilities..........   19,562,776    108,870       1.12    21,347,343     85,666        0.81
                                          ---------                           ---------
Noninterest bearing
  deposits.................   14,565,228                          17,532,017
Other liabilities..........    1,041,308                           1,010,051
                             -----------                         -----------
    Total liabilities......   35,169,312                          39,889,411
STOCKHOLDERS' EQUITY
Common equity..............    3,896,909                           3,941,855
                             -----------                         -----------
    Total stockholders'
      equity...............    3,896,909                           3,941,855
                             -----------                         -----------
    Total liabilities and
      stockholders' equity.  $39,066,221                         $43,831,266
                             ===========                         ===========
Net interest income/margin
  (taxable-equivalent basis)                777,826       4.41%                 801,884        4.07%
Less: taxable-equivalent
  adjustment...............                   1,269                               1,605
                                          ---------                           ---------
    Net interest income....               $ 776,557                           $ 800,279
                                          =========                           =========

-------------------------------------------

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


     Net interest income in the second quarter of 2004, on a taxable-equivalent basis, increased 4 percent, from the second quarter of 2003. Our results were attributable to the following factors:

     o Average earning assets grew 12 percent in the second quarter of 2004, compared to the second quarter of 2003, to $40.4 billion. This growth was primarily attributable to a $4.0 billion, or 52 percent, increase in average securities and a $321.3 million, or 1 percent, increase in average loans. The increase in average securities, which was comprised primarily of fixed rate securities, reflected liquidity and interest rate risk management actions. Securities held for Asset and Liability Management (ALM) purposes were $11.7 billion at June 30, 2004 and had an overall estimated effective duration of 2.7. The increase in average loans was largely due to a $1.0 billion increase in average residential mortgages, resulting from a strategic portfolio shift from more volatile commercial loans, which we feel we have achieved, partially offset by a $0.7 billion decrease in average commercial, financial and industrial loans;

     o Deposit growth has contributed significantly to our lower cost of funds in the second quarter of 2004, compared to the second quarter of 2003. Average noninterest bearing deposits were $3.3 billion or 22 percent higher in the second quarter of 2004, compared to the second quarter of 2003. Average business demand deposits, including demand deposits from our title and escrow clients which grew by $0.5 billion, increased by $2.8 billion in the second quarter of 2004, compared to the second quarter of 2003, with the balance of our noninterest bearing deposits increase coming from consumer demand deposit growth. We anticipate that the growth rates in average noninterest bearing deposits will decline in the latter half of 2004 as rising interest rates will cause our customers to divert those deposits to more attractive interest bearing investments and will slow the activity in mortgage loan refinancings, which will impact our title and escrow deposits;

     o Yields on our earning assets were negatively impacted by decreasing interest rates for much of the period in 2003, resulting in a lower average yield of 48 basis points on average earning assets, which was negatively impacted by lower interest rate hedge income of $14.4 million;

     o Market rates on our interest bearing liabilities were favorably impacted by the decreasing interest rate environment resulting in a lower cost of funds on interest bearing liabilities of 30 basis points, which included lower interest rate hedge income of $0.3 million; and

     o During 2004, our strategy has been to take advantage of our higher noninterest bearing deposit balances by reducing our balances in higher interest rate liabilities such as large certificates of deposit, foreign deposits, and other borrowed funds.

     As a result of these changes, and as long-term interest rates declined, our net interest margin decreased by 31 basis points.

     We use derivatives to hedge expected changes in the yields on our variable rate loans, term certificates of deposit (CDs), and long-term borrowings. During 2004, these derivative positions will provide less in net interest income, than in 2003, as positions mature and, to a lesser extent, as interest rates rise. However, we expect the declines in hedge income to be partially offset by increased yields on the underlying variable rate loans. For the quarters ended June 30, 2003 and 2004, we had gross hedge income of $41.5 million and $26.8 million, respectively.

     Net   interest   income   in  the  first   six   months   of  2004,   on  a
taxable-equivalent basis, increased 3 percent, from the first six months of 2003. Our results were attributable to the following factors:

     o Average earning assets grew 12 percent in the first six months of 2004, compared to the first six months of 2003, to $39.6 billion. This growth was primarily attributable to a $4.2 billion, or 57 percent, increase in average securities, partly offset by a $129.4 million, or less than 1 percent, decrease in average loans. The increase in average securities, which was comprised primarily of fixed rate securities, reflected liquidity and interest rate risk management actions. The decrease in average loans was largely due to a $1.1 billion decrease in average commercial, financial and industrial loans, partially offset by a $0.9 billion increase in average residential mortgages, resulting from a strategic portfolio shift from more volatile commercial loans, which we feel we have achieved;

     o Deposit growth has contributed significantly to our lower cost of funds in the first six months of 2004, compared to the first six months of 2003. Average noninterest bearing deposits were $3.0 billion or 20 percent higher in the first six months of 2004, compared to the first six months of 2003. Average business demand deposits, including demand deposits from our title and escrow clients which grew by $0.2 billion, increased by $2.5 billion in the first six months of 2004, compared to the first six months of 2003, with the balance of our noninterest bearing deposits increase coming from consumer demand deposit growth. We anticipate that the growth rates in average noninterest bearing deposits will decline in the latter half of 2004 as rising interest rates will cause our customers to divert those deposits to more attractive interest bearing investments and will slow the activity in mortgage loan refinancings, which will impact our title and escrow deposits;

     o Yields on our earning assets were negatively impacted by decreasing interest rates for much of the period, resulting in a lower average yield of 53 basis points on average earning assets, which was negatively impacted by lower interest rate hedge income of $24.2 million;

     o Market rates on our interest bearing liabilities were favorably impacted by the decreasing interest rate environment resulting in a lower cost of funds on interest bearing liabilities of 31 basis points, which included higher interest rate hedge income of $1.8 million; and

     o During 2004, our strategy has been to take advantage of our higher noninterest bearing deposit balances by reducing our balances in higher interest rate liabilities such as large certificates of deposit, foreign deposits, and other borrowed funds.

     As a result of these changes, and as long-term interest rates declined, our net interest margin decreased by 34 basis points.

     As explained previously, derivative hedges will provide less in net interest income than in 2003, as positions mature and, to a lesser extent, as interest rates rise. For the six months ended June 30, 2003 and 2004, we had gross hedge income of $81.4 million and $59.0 million, respectively.

NONINTEREST INCOME


                                 FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                           --------------------------------------    --------------------------------------
                                               INCREASE (DECREASE)                       INCREASE (DECREASE)
                           JUNE 30,  JUNE 30,  ------------------    JUNE 30,  JUNE 30,  ------------------
(DOLLARS IN THOUSANDS)       2003      2004     AMOUNT    PERCENT      2003      2004     AMOUNT    PERCENT
-------------------------- --------  --------  --------   -------    --------  --------  --------   -------
Service charges on deposit
  accounts................ $ 77,942  $ 90,031  $ 12,089    15.51%    $150,229  $171,127  $ 20,898    13.91%
Trust and investment
  management fees.........   33,141    36,788     3,647    11.00       65,816    72,610     6,794    10.32
Insurance commissions.....   16,024    18,652     2,628    16.40       29,242    40,387    11,145    38.11
International commissions
  and fees................   16,856    18,102     1,246     7.39       32,201    35,647     3,446    10.70
Card processing fees, net.    9,340    15,456     6,116    65.48       19,022    24,248     5,226    27.47
Foreign exchange gains,
  net.....................    6,958     8,294     1,336    19.20       13,892    16,638     2,746    19.77
Brokerage commissions and
  fees....................    8,412     8,023      (389)   (4.62)      17,066    16,320      (746)   (4.37)
Merchant banking fees.....    6,191     7,714     1,523    24.60       12,209    15,181     2,972    24.34
Securities gains (losses),
  net.....................    9,660        (4)   (9,664)     nm         9,660     1,618    (8,042)  (83.25)
Gain on sale of merchant
  card portfolio..........       --    93,000    93,000      nm            --    93,000    93,000      nm
Other.....................   18,647    34,954    16,307    87.45       39,605    55,439    15,834    39.98
                           --------  --------  --------              --------  --------  --------
  Total noninterest income $203,171  $331,010  $127,839    62.92%    $388,942  $542,215  $153,273    39.41%
                           ========  ========  ========              ========  ========  ========
------------------------

nm--not meaningful

NONINTEREST EXPENSE


                                 FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                           --------------------------------------    --------------------------------------
                                               INCREASE (DECREASE)                       INCREASE (DECREASE)
                           JUNE 30,  JUNE 30,  ------------------    JUNE 30,  JUNE 30,  ------------------
(DOLLARS IN THOUSANDS)       2003      2004     AMOUNT    PERCENT      2003      2004     AMOUNT    PERCENT
-------------------------- --------  --------  --------   -------    --------  --------  --------   -------
Salaries and other
  compensation............ $161,567  $174,894  $ 13,327     8.25%    $314,627  $345,324  $ 30,697     9.76%
Employee benefits.........   37,362    42,703     5,341    14.30       82,409    91,696     9,287    11.27
                           --------  --------  --------              --------  --------  --------
  Salaries and employee
    benefits..............  198,929   217,597    18,668     9.38      397,036   437,020    39,984    10.07
Net occupancy.............   32,866    32,173      (693)   (2.11)      60,502    63,755     3,253     5.38
Equipment.................   16,354    16,883       529     3.23       33,025    34,154     1,129     3.42
Communications............   13,354    13,035      (319)   (2.39)      27,198    26,445      (753)   (2.77)
Software..................   10,849    12,908     2,059    18.98       22,925    25,903     2,978    12.99
Professional services.....   13,566    10,290    (3,276)  (24.15)      25,580    21,593    (3,987)  (15.59)
Advertising and public
  relations...............    9,693    10,814     1,121    11.57       19,360    19,541       181     0.93
Data processing...........    7,744     7,659       (85)   (1.10)      16,228    15,284      (944)   (5.82)
Intangible asset
  amortization............    3,227     4,485     1,258    38.98        5,704     8,705     3,001    52.61
Foreclosed asset expense..       --        17        17      nm            51       536       485      nm
Other.....................   44,422    50,541     6,119    13.77       85,995    96,572    10,577    12.30
                           --------  --------  --------              --------  --------  --------
  Total noninterest
    expense............... $351,004  $376,402  $ 25,398    7.24%     $693,604  $749,508  $ 55,904     8.06%
                           ========  ========  ========              ========  ========  ========
------------------------

nm--not meaningful


INCOME TAX EXPENSE

     Income tax expense in the second quarter of 2004 was $133.4 million, resulting in a 37 percent effective income tax rate compared with an effective tax rate of 32 percent for the second quarter of 2003. The increase in the effective tax rate was due to higher California state taxes in 2004, lower low-income housing tax credits in proportion to pre-tax income in 2004, and a one-time adjustment of $2.7 million in the second quarter of 2003 for a refund on income taxes paid in 1998, 1999, and 2000, resulting from the settlement of several tax issues with the Internal Revenue Service. Income tax expense in the first six months of 2004 was $219.4 million, resulting in a 36 percent effective income tax rate compared with an effective tax rate of 33 percent for the first six months of 2003.

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

     Changes in MTFG's taxable profits affect our California taxes. MTFG's taxable profits are impacted most significantly by changes in the worldwide economy, especially in Japan, and decisions that they may make about the timing of the recognition of credit losses. When MTFG's worldwide taxable profits rise, our effective tax rate in California will rise. We review MTFG's financial information on a quarterly basis in order to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective tax rate may not be available until after the end of the period to which the tax relates. The determination of the California effective tax rate involves management judgment and estimates, and can change during the calendar year or between calendar years, as additional information becomes available. Our effective tax rates in the second quarter and the first six months of 2004, when compared to the same periods in 2003, are higher partially as a result of increased profits reported by MTFG for its most recent reporting period, as well as projected profit increases for MTFG due to improving economic conditions in Japan.

LOANS

     The following table shows loans outstanding by loan type.


                                                                                  PERCENT CHANGE TO
                                                                                 JUNE 30, 2004 FROM:
                                                                                ---------------------
                                          JUNE 30,   DECEMBER 31,    JUNE 30,   JUNE 30, DECEMBER 31,
(DOLLARS IN THOUSANDS)                      2003         2003          2004       2003       2003
--------------------------------------- -----------  ------------  -----------  -------- ------------
Domestic:
  Commercial, financial and industrial. $ 9,404,285  $  8,817,679  $ 9,237,338   (1.78)%     4.76%
  Construction.........................   1,110,794     1,101,166    1,078,630   (2.90)     (2.05)
  Mortgage:
    Residential........................   6,784,221     7,463,538    8,224,715   21.23      10.20
    Commercial.........................   4,172,864     4,195,178    4,288,867    2.78       2.23
                                        -----------  ------------  -----------
      Total mortgage...................  10,957,085    11,658,716   12,513,582   14.21       7.33
  Consumer:
    Installment........................     851,857       818,746      794,428   (6.74)     (2.97)
    Revolving lines of credit..........   1,179,961     1,222,220    1,379,751   16.93      12.89
                                        -----------  ------------  -----------
      Total consumer...................   2,031,818     2,040,966    2,174,179    7.01       6.53
  Lease financing......................     704,353       663,632      605,358  (14.05)     (8.78)
                                        -----------  ------------  -----------
    Total loans in domestic offices....  24,208,335    24,282,159   25,609,087    5.79       5.46
Loans originated in foreign branches...   1,444,672     1,650,204    1,981,815   37.18      20.10
                                        -----------  ------------  -----------
    Total loans held to maturity.......  25,653,007    25,932,363   27,590,902    7.55       6.40
    Total loans held for sale..........      15,653        12,265        3,369  (78.48)    (72.53)
                                        -----------  ------------  -----------
      Total loans...................... $25,668,660  $ 25,944,628  $27,594,271    7.50%      6.36%
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

     The commercial, financial and industrial loan portfolio decreased $166.9 million, or 2 percent, at June 30, 2004, compared to June 30, 2003, primarily due to economic conditions that reduced loan demand in some segments. Loan sales and managed exits also contributed to the decline, consistent with our strategy to reduce our exposure to certain commercial loans while increasing our investment in more stable consumer loans (including residential mortgages). However, at June 30, 2004 commercial loans had increased from June 30, 2003, indicating that loan demand may be on the rise.

     CONSTRUCTION AND COMMERCIAL MORTGAGE LOANS

     We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

     The construction loan portfolio decrease of $32.2 million, or 3 percent, at June 30, 2004, compared to June 30, 2003, was primarily attributable to slowing growth in capital assets and employment and higher office vacancy rates in our markets. These factors impacted the level of development and construction projects we financed.

     The commercial mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. The increase in commercial mortgages of $116.0 million, or 3 percent, at June 30, 2004, compared to June 30, 2003, was primarily due to our acquisitions of Monterey Bay Bank in the third quarter of 2003 and Business Bank of California in the first quarter of 2004.

     RESIDENTIAL MORTGAGE LOANS

     We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

     The residential mortgages increase of $1.4 billion, or 21 percent, at June 30, 2004, compared to June 30, 2003, was influenced by an active refinance market driven by low interest rates throughout the period. While we hold most of the loans we originate, we sell most of our 30-year, fixed rate, non-Community Reinvestment Act (CRA) residential mortgage loans.

     CONSUMER LOANS

     We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network. Consumer loans increased $142.4 million, or 7 percent, from June 30, 2003 compared to June 30, 2004, primarily as a result of an increase in home equity loans and partially offset by pay-offs related to the run-off of the automobile dealer lending business that we exited in the third quarter of 2000. The indirect automobile dealer lending portfolio at June 30, 2004 was $34.9 million.

     LEASE FINANCING

     We offer primarily two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. The lease financing decrease of $99.0 million, or 14 percent, at June 30, 2004, compared to June 30, 2003, was attributable to our announced discontinuance of our auto leasing activity, effective April 20, 2001. At June 30, 2004, our auto lease portfolio had declined to $52.3 million and is projected to decline 60 percent by December 2004, and fully mature by mid-year 2006. Included in our lease portfolio are leveraged leases of $540.1 million, which are net of non-recourse debt of approximately $1.2 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by U.S. GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

     LOANS ORIGINATED IN FOREIGN BRANCHES

     Our loans originated in foreign branches consist primarily of short-term extensions of credit to financial institutions. The loans originated in foreign branches at June 30, 2004 increased $537.1 million, or 37 percent, compared to June 30, 2003.

CROSS-BORDER OUTSTANDINGS

     Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of June 30, 2003, December 31, 2003 and June 30, 2004, for any country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding exclude local currency outstandings. For any country shown in the table below, we do not have significant local currency outstandings that are not hedged or are not funded by local currency borrowings.

                                           PUBLIC    CORPORATIONS
                              FINANCIAL    SECTOR      AND OTHER       TOTAL
(DOLLARS IN MILLIONS)       INSTITUTIONS  ENTITIES     BORROWERS    OUTSTANDINGS
-------------------------   ------------  --------   ------------   ------------
June 30, 2003
Korea....................       $559        $--          $73           $632
December 31, 2003
Korea....................       $630        $--          $28           $658
June 30, 2004
Korea....................       $769        $--          $ 4           $773


PROVISION FOR CREDIT LOSSES

     We recorded a reversal of provision for credit losses of $10 million in the second quarter of 2004, compared with a $25 million provision for credit losses in the second quarter of 2003. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below. Reversals of provisions for credit losses increase our income and reduce the allowance.

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

     The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, leases and commitments. Changes in risk grades affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are developed in the following ways:

     o loss factors for individually graded credits are derived from a migration model that tracks historical losses over a period, which we believe captures the inherent losses in our loan portfolio; and

     o pooled loan loss factors (not individually graded loans) are based on expected net charge-offs. Pooled loans are loans that are homogeneous in nature, such as consumer installment, home equity, residential mortgage loans and automobile leases.

     We believe that an economic cycle is a period in which both upturns and downturns in the economy have been reflected. We calculate loss factors over a time interval that spans what we believe constitutes a complete and representative economic cycle.

     Loan loss factors, which are used in determining our formula allowance, are adjusted quarterly primarily based upon the level of historical net charge-offs and losses expected by management in the near term. Prior to the quarter ended June 30, 2004, our loan loss factors for non-criticized graded credits captured estimated losses that were expected to occur in the next twelve months. Beginning with the quarter ended June 30, 2004, we have refined our methodology to estimate our expected losses based on a loss confirmation period. The loss confirmation period is the estimated average period of time between a material adverse event affecting the credit-worthiness of a borrower and the subsequent recognition of a loss. Based upon our evaluation process, we believe that, for our risk-graded loans, on average, losses are sustained approximately 10 quarters after an adverse event in the creditor's financial condition has taken place. Similarly, for retail, pool-managed credits, the loss confirmation period varies by product, but ranges between one and two years.

     Furthermore, based on management's judgment, our refined methodology permits adjustments to any loss factor used in the computation of the formula allowance for significant factors, which affect the collectibility of the portfolio as of the evaluation date, but are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available. This includes changing the number of periods that are included in the calculation of the loss factors and adjusting qualitative factors to be representative of the economic cycle that we expect will impact the portfolio.

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

     The unallocated allowance is based on management's evaluation of conditions that are not directly reflected in the determination of the formula and specific allowances. As discussed elsewhere, certain losses that had previously been considered in the determination of the unallocated allowance have been incorporated into our formula allowance, thereby eliminating the need to reflect them in our unallocated allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following, which existed at the balance sheet date:

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

     The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio. The actual losses can vary from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration model that is used to establish the loan loss factors for individually graded loans is designed to be self-correcting by taking into account our loss experience over prescribed periods. In addition, by basing the loan loss factors over a period reflective of an economic cycle, recent loss data that may not be reflective of prospective losses going forward will not have an undue influence on the calculated loss factors.

     COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES FROM DECEMBER 31, 2003

     At December 31, 2003, our total allowance for credit losses was $533 million, or 2.05 percent of the total loan portfolio and 190 percent of total nonaccrual loans. At June 30, 2004, our total allowance for credit losses was $501 million (consisting of $413 million and $88 million of allocated and unallocated allowance, respectively), or 1.82 percent of the total loan portfolio and 282 percent of total nonaccrual loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114 as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2003, total impaired loans were $230 million, and the associated impairment allowance was $55 million, compared with $141 million and $32 million, respectively, at June 30, 2004. On June 30, 2004 and December 31, 2003, the total allowance for credit losses for off-balance sheet commitments, which is included within our total allowance for credit losses, was $48 million and $86 million, respectively. In the second quarter of 2004, we made some adjustments on how we allocate our allowance for credit losses between off-balance sheet commitments and loans. These adjustments, offset by the increases in our loss factors, contributed to the decline in that allocation from December 31, 2003. These adjustments had no impact on the allowance as a whole, since commitments and funded loans are considered together in determining the adequacy of our allowance for credit losses.

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

     During the second quarter of 2004, as discussed above, we adjusted our pass graded loan loss factors to reflect expected losses in the next 10 quarters based upon an estimated loss confirmation period. In addition, refinements in our loss factors for commercial real estate and construction lending were made to more accurately capture probable loss inherent in the portfolio.

     As a result of management's assessment of factors, including the continued improvement in the U.S. economy, improving conditions in the communications/media, power, and other sectors in domestic markets in which we operate, and growth and changes in the composition of the loan portfolio, offset by the adverse impact of increasing fuel costs across the whole economy, fears of terrorism on the airline industry; and the fiscal and budgetary difficulties of the State of California, we recorded a reversal of provision for credit losses of $10 million in the second quarter of 2004. The refinements we made in the manner in which we segment our allowance for credit losses had no impact on the overall level of the allowance.

     CHANGES IN THE ALLOCATED (FORMULA AND SPECIFIC) ALLOWANCE

     At June 30, 2004, the formula allowance was $364 million, compared to $280 million at December 31, 2003, an increase of $84 million. The increase was due primarily to the impact of the introduction of the loss confirmation period into the determination of our loan loss factors, which was approximately $125 million, the modifications to the commercial real estate and construction loss factors, which was approximately $18 million, the expansion of the period used to calculate cumulative loss rates on criticized credits, which was $9 million, and growth in our commercial loan portfolio, offset by significant improvements in the credit quality of our loan portfolio. Since a portion of the impact for the use of the loss confirmation period had already been considered in our attributions in the unallocated allowance, a reallocation between the formula and unallocated portions of the allowance was made.

     The specific allowance was $49 million at June 30, 2004, compared to $80 million at December 31, 2003, a decrease of $31 million. This decrease is reflective of decreases in impaired loans and the renegotiation of terms for certain aircraft leases that are now reported as operating leases.

     CHANGES IN THE UNALLOCATED ALLOWANCE

     At June 30, 2004, the unallocated allowance declined by $85 million to $88 million from $173 million at December 31, 2003. The reasons for the decrease, and for which an unallocated allowance is warranted, are detailed below.

     In our assessment as of June 30, 2004, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

     Although in certain instances the downgrading of a loan resulting from the effects of the conditions described below has been reflected in the formula allowance, management believes that the impact of these events on the collectibility of the applicable loans may not have been reflected in the level of nonperforming loans or in the internal risk grading process with respect to such loans. In addition, our formula allowance does not take into consideration a change in the severity of losses that are expected to arise from current economic conditions compared with our historical losses. Accordingly, our evaluation of the probable losses related to the impact of these factors was reflected in the unallocated allowance. The evaluations of the inherent losses with respect to these factors are subject to higher degrees of uncertainty because they are not identified with specific problem credits. As previously mentioned, we refined our formula allowance to include certain losses based upon a loss confirmation period, which has eliminated the need to consider those losses in the attributions of our unallocated allowance.

     In evaluating the results of this methodology change, we considered the effect of underlying conditions on expected future credit migration for each of our lending segments. In several cases, we concluded that this experience is not likely to be more severe than the long-run average embedded in the loss factors that drive the formula allowance calculation. In these cases, we determined that our attribution, previously established for the retail, technology and consumer sectors, was no longer required.

     Similarly, in certain cases, we believe that credit migration is likely to be somewhat more severe than the long-run average, but a greater share of the inherent probable loss associated with this credit migration is now captured in the allocated allowance as a result of the previously mentioned refinement in methodology. In these cases, it is appropriate to reduce the corresponding unallocated allowance attributions.

     o With respect to fuel prices, we considered the sustained high prices of oil and petroleum products, and the impact across virtually all sectors of the economy, and established an attribution for probable losses which could be in the range of $10 million to $35 million.

     o With respect to the State of California, we considered the underlying uncertainties confronting the administration in Sacramento, including the major shortfall in the state's budgetary position for fiscal year 2005, despite the passage of State Propositions 57 and 58, and established an attribution for probable losses which could be in the range of $3 million to $6 million.

     o With respect to commercial real estate, we considered slightly improving high vacancy rates and stagnant rent growth being experienced nationally, with specific weakness in Northern California, and established an attribution for probable losses which could be in the range of $12 million to $24 million, a reduction from the December 31, 2003 level of $16 million to $32 million.

     o With respect to leasing, we considered the worsening situation for airlines in the wake of increased fears of terrorism and surging fuel prices, and established an attribution for probable losses which could be in the range of $7 million to $13 million.

     o With respect to cross-border exposures in certain foreign countries, we considered the improving economic performances in many countries of our key international markets, as well as better financial results of our customers, and reduced the attribution range, which provides for certain weaknesses in the banking sector of some of our markets, to $8 million to $17 million.

     o With respect to power companies/utilities, we considered the effects of lower excess capacity and evidence that a slow recovery is beginning in this industry, coupled with the refinement in the formula allowance mentioned above in reducing the attribution for probable losses from a range of $13 million to $27 million at December 31, 2003 to a range of $4 million to $8 million at June 30, 2004.

     o With respect to the communications/media industry, we considered the significant improvements seen in the industry, coupled with the refinement in the formula allowance in reducing the attribution for probable losses from a range of $10 million to $30 million at December 31, 2003 to a range of $2 million to $4 million at June 30, 2004.

     Although in certain instances the downgrading of a loan resulting from these effects was reflected in the allocated allowance, management believes that in most instances the impact of these events on the collectibility of the applicable loans may not have been reflected in the level of nonperforming loans or in the internal risk grading process with respect to such loans. Accordingly, our evaluation of the probable losses related to the impact of these factors was reflected in the unallocated allowance. The evaluations of the inherent losses with respect to these factors were subject to higher degrees of uncertainty because they were not identified with specific problem credits.

     CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth a reconciliation of changes in our allowance for credit losses:


                                             FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                 ENDED JUNE 30,         ENDED JUNE 30,
                                             --------------------   --------------------
(DOLLARS IN THOUSANDS)                         2003        2004       2003        2004
-------------------------------------------- --------    --------   --------    --------
Balance, beginning of period................ $586,197    $521,111   $609,190    $532,970
Loans charged off:
  Commercial, financial and industrial......   51,130      20,721     88,956      40,510
  Mortgage..................................       --          43         --          43
  Consumer..................................    2,429       1,460      5,085       3,275
  Lease financing...........................   13,190       1,666     32,208       2,024
                                             --------    --------   --------    --------
    Total loans charged off.................   66,749      23,890    126,249      45,852
Recoveries of loans previously charged off:
  Commercial, financial and industrial......   13,008      12,091     18,587      20,911
  Mortgage..................................       44       1,571        150       1,571
  Consumer..................................      697         456      1,420         891
  Lease financing...........................       50          77        168         150
                                             --------    --------   --------    --------
    Total recoveries of loans previously
      charged off...........................   13,799      14,195     20,325      23,523
                                             --------    --------   --------    --------
      Net loans charged off.................   52,950       9,695    105,924      22,329
(Reversal of) provision for credit losses...   25,000     (10,000)    55,000     (15,000)
Foreign translation adjustment and other
  net additions (deductions)(1).............       35           3         16       5,778
                                             --------    --------   --------    --------
Balance, end of period...................... $558,282    $501,419   $558,282    $501,419
                                             ========    ========   ========    ========
Allowance for credit losses to total loans..     2.17%       1.82%      2.17%       1.82%
(Reversal of) provision for credit losses
  to net loans charged off..................    47.21          nm      51.92          nm
Net loans charged off to average loans
  outstanding for the period(2).............     0.80        0.15       0.80        0.17

--------------------------------

(1) Includes a transfer of $5.7 million related to the Business Bank of California acquisition in the first quarter of 2004.

(2)  Annualized.

nm--not meaningful

     Total loans charged off in the second quarter of 2004 decreased by $42.9 million from the second quarter of 2003, primarily due to a $30.4 million decrease in commercial, financial and industrial loans charged off and an $11.5 million decrease in lease financing charge-offs reflecting the charge-offs related to several airline losses in the second quarter of 2003. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

     Second quarter 2004 recoveries of loans previously charged off increased by $0.4 million from the second quarter of 2003. The percentage of net loans charged off to average loans outstanding for the second quarter of 2004 decreased by 65 basis points from the same period in 2003. At June 30, 2004, the allowance for credit losses exceeded the annualized net loans charged off during the second quarter of 2004, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

     Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

NONPERFORMING ASSETS

     Nonperforming assets consist of nonaccrual loans and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2003.

     Foreclosed   assets  include  property  where  we  acquired  title  through foreclosure or "deed in lieu" of foreclosure.

     The following table sets forth an analysis of nonperforming assets.


                                              JUNE 30,   DECEMBER 31,   JUNE 30,
(DOLLARS IN THOUSANDS)                          2003         2003         2004
--------------------------------------------  --------   ------------   --------
Commercial, financial and industrial........  $273,896   $    190,404   $111,015
Construction................................     1,559             --      5,401
Commercial mortgage.........................    48,479         38,354     22,717
Lease financing.............................    52,568         51,603     36,719
Loan originated in foreign branches.........     2,985            840      2,210
                                              --------   ------------   --------
  Total nonaccrual loans....................   379,487        281,201    178,062
Foreclosed assets...........................       271          5,689      5,851
                                              --------   ------------   --------
  Total nonperforming assets................  $379,758   $    286,890   $183,913
                                              ========   ============   ========
Allowance for credit losses.................  $558,282   $    532,970   $501,419
                                              ========   ============   ========
Nonaccrual loans to total loans.............      1.48%          1.08%      0.65%
Allowance for credit losses to nonaccrual
  loans.....................................    147.11         189.53     281.60
Nonperforming assets to total loans and
  foreclosed assets.........................      1.48           1.11       0.67
Nonperforming assets to total assets........      0.89           0.68       0.40



     At June 30, 2004, nonaccrual loans totaled $178 million, a decrease of $201 million, or 53 percent, from June 30, 2003. Our nonperforming assets are concentrated in our non-agented syndicated loan portfolio and approximately 41 percent of our total nonaccrual loans are syndicated loans. In addition, nonaccrual loans include $37 million in aircraft leases. The decrease in nonaccrual loans was primarily due to pay-downs, charge-offs, and loan sales, coupled with significantly reduced inflows. During the second quarters of 2004 and 2003, respectively, we sold approximately $9 million and $206 million of loan commitments to reduce our credit exposures. Losses from these sales are reflected in our charge-offs.

     Nonaccrual loans as a percentage of total loans were 0.65 percent at June 30, 2004, compared with 1.48 percent at June 30, 2003. Nonperforming assets as a percentage of total loans and foreclosed assets decreased to 0.67 percent at June 30, 2004, from 1.48 percent at June 30, 2003. At June 30, 2004, approximately 62 percent of nonaccrual loans were related to commercial, financial and industrial credits, compared to 72 percent at June 30, 2003.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

                                              JUNE 30,   DECEMBER 31,   JUNE 30,
(DOLLARS IN THOUSANDS)                          2003         2003         2004
--------------------------------------------  --------   ------------   --------
Commercial, financial and industrial........  $  1,728      $  893      $    798
Construction................................     2,311          --         2,919
Mortgage:
Residential.................................     3,915       1,878         4,588
Commercial..................................       540          --            --
                                              --------   ------------   --------
  Total mortgage............................     4,455       1,878         4,588
Consumer and other..........................     1,879       1,123         1,535
                                              --------   ------------   --------
Total loans 90 days or more past due
  and still accruing........................  $ 10,373      $3,894      $  9,840
                                              ========   ============   ========

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Board of Directors, through its Finance and Capital Committee, establishes the Bank's ALM Policy, which governs the management of market risk. In the administration of market risk management, the Chief Executive Officer
(CEO) Forum provides broad and strategic guidance to the Asset & Liability Management Committee (ALCO). ALCO is a committee comprised of senior executives, with the chairman designated by the Chief Executive Officer. ALCO is responsible for management of liquidity, interest rate and price risks in the implementation of ALM Policy, including formulation of risk management strategies, guidelines and trading policy limits, in accordance with the CEO Forum's directives. The Treasurer of the Bank is primarily responsible for the implementation of risk management strategies approved by ALCO and for operating management of market risk through the funding, investment, derivatives hedging, and trading functions of the Bank's Global Markets Group.

     The Market Risk Monitoring (MRM) unit is structured as an independent unit responsible for the measurement and monitoring of market risk, including the preparation of reports in sufficient detail to ensure that ALCO, the Bank's senior management, and the Board are kept fully informed as to the Bank's market risk profile and compliance with applicable limits, guidelines and policies. MRM functions independently of all operating and management units and reports directly to the ALCO Chairman.

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

     The ALM Policy approved by our Board's Finance and Capital Committee requires monthly monitoring of interest rate risk by ALCO through a variety of modeling techniques that are used to quantify the sensitivity of NII to changes in interest rates. As directed by ALCO, and in consideration of the importance of our demand deposit accounts as a funding source, NII is adjusted in the official policy risk measure to incorporate the effect of certain noninterest expense items related to these deposits that are nevertheless sensitive to changes in interest rates. In managing interest rate risk, ALCO monitors NII sensitivity on both an adjusted and unadjusted basis over various time horizons.

     Our unhedged NII remains asset sensitive, meaning that our assets generally reprice more quickly than our liabilities, particularly our core deposits. Since the NII associated with an asset sensitive balance sheet tends to decrease when interest rates decline and increase when interest rates rise, derivative hedges and the investment portfolio are used to manage this risk. In the second quarter of 2004, we modestly increased the size of our securities portfolio, principally through purchases of intermediate term mortgage-backed and agency issued securities, adding approximately $300 million in average balances over the first quarter of 2004, while maintaining a relatively short effective duration of 2.7 (see further discussion of this on page 45). In addition, we entered into $300 million of interest rate cap corridors to offset the potential adverse impact that rising short-term interest rates could have on our cost of deposit funding. We also entered into $400 million of interest rate floors to hedge some of our variable rate loans. For a further discussion of derivative instruments and our hedging strategies, see Note 6 to our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

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

     Our official NII policy measure involves a simulation of "Earnings-at-Risk"
(EaR) in which we estimate the impact that gradual, ramped-on parallel shifts in the yield curve would have on NII over a 12-month horizon. Under the Board's policy limits, the negative change in simulated NII in either the up or down 200 basis point shock scenarios may not exceed 4 percent of NII as measured in the base case, or no change, scenario. The following table sets forth the simulation results in both the up and down 200 basis point ramp scenarios as of December 31, 2003 and June 30, 2004(1):


                                             DECEMBER 31,     JUNE 30,
(DOLLARS IN MILLIONS)                            2003           2004
------------------------------------------   ------------     --------
+200 basis points.........................      $ 17.2         $ 17.2
as a percentage of base case NII..........        1.20%          1.13%
-200 basis points.........................      $(19.8)        $(23.1)
as a percentage of base case NII..........        1.38%          1.52%

---------------------------

(1) For these policy simulations, NII is adjusted to incorporate the effect of certain noninterest expense items related to demand deposits that are nevertheless sensitive to changes in interest rates.

     EaR in the down 200 basis point scenario was a negative  $23.1 million,  or
1.52 percent of adjusted NII in the base case scenario, well within the Board's guidelines.

     However, with Federal Funds and LIBOR rates currently below two percent, a downward ramp scenario of 200 basis points would result in short-term rate levels below zero. As a result, we believe that a downward ramp scenario of 100 basis points provides a more reasonable measure of asset sensitivity in a falling interest rate environment. As of June 30, 2004, the difference between adjusted NII in the base case and adjusted NII after a gradual 100 basis point downward ramp was a negative $4.7 million, or 0.31 percent of the base case scenario.

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

     At December 31, 2003 and June 30, 2004, our securities available for sale portfolio included $10.4 billion and $11.7 billion, respectively, of securities for ALM purposes with an expected weighted average maturity of 2.9 years and 3.1 years, respectively. In addition, this portfolio had an overall estimated effective duration of 2.7 compared to 2.5 at December 31, 2003. Duration is a measure of price sensitivity of a bond portfolio to immediate changes in interest rates. An effective duration of 2.7 suggests an expected price change of approximately 2.7 percent for an immediate one percent change in interest rates. This portfolio included $6.4 billion in mortgage-backed securities with an estimated duration of 3.2. This securities portfolio duration, in the context of our total balance sheet, after giving consideration to the composition of our core deposits, contributes to the maintenance of our current, essentially neutral, interest rate risk profile.

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

     The following table sets forth the average, high and low VaR for our trading activities for the year ended December 31, 2003 and the quarter ended June 30, 2004.

                                  DECEMBER 31, 2003          JUNE 30, 2004
                                --------------------    ---------------------
                                AVERAGE   HIGH   LOW    AVERAGE   HIGH    LOW
(DOLLARS IN THOUSANDS)            VAR      VAR   VAR      VAR      VAR    VAR
------------------------------  -------   ----   ---    -------   ----    ---
Foreign exchange..............     $143   $428   $57       $119   $293    $49
Securities....................      206    463    97        269    339    138



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

     The Securities Trading and Institutional Sales department serves the fixed income needs of our institutional clients and acts as the fixed income wholesaler for our broker/dealer subsidiary, UBOC Investment Services, Inc. As with our foreign exchange business, we continue to generate the vast majority of our securities trading income from customer-related transactions.

     Our interest rate derivative contracts included, as of June 30, 2004, $4.1 billion notional amount of derivative contracts entered into as an accommodation for customers. We act as an intermediary and match these contracts, at a credit spread, to contracts with major dealers, thus neutralizing the related market risk.

LIQUIDITY RISK

     Liquidity risk represents the potential for loss as a result of limitations on our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The ALM Policy approved by the Finance and Capital Committee of the Board requires regular reviews of our liquidity by ALCO. Additionally, ALCO conducts monthly ongoing reviews of our liquidity situation. Liquidity is managed through this ALCO coordination process on a company-wide basis, encompassing all major business units. The operating management of liquidity is implemented through the funding and investment functions of the Global Markets Group. Our liquidity management draws upon the strengths of our extensive retail and commercial core deposit franchise, coupled with the ability to obtain funds for various terms in a variety of domestic and international money markets. Our securities portfolio represents a significant source of additional liquidity.

     Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common stockholders' equity, funded 85 percent of average total assets of $44.6 billion in the second quarter of 2004. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, large time deposits, foreign deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper, and other borrowings. In the fourth quarter of 2003, we issued $400 million in long-term subordinated debt. In February 2004, we used a portion of the net proceeds (approximately $350 million) from the sale of these securities to redeem our Trust Notes that were outstanding at December 31, 2003. The remainder of the net proceeds from this offering is for general corporate purposes, which may include extending credit to or funding investments in our subsidiaries, repurchasing shares of our common stock, reducing our existing indebtedness or financing possible acquisitions.

     The securities portfolio provides additional enhancement to our liquidity position, which may be created through repurchase agreements. At June 30, 2004, a liquidity need could have been met by transferring under repurchase agreements approximately $9.4 billion of our available for sale securities, with no portion of this balance being encumbered at June 30, 2004. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold, and trading account securities. The aggregate balance of these assets averaged approximately $1.7 billion in the second quarter of 2004. Additional liquidity may be provided through loan maturities and sales. In the third quarter of 2003, we terminated the issuance of commercial paper under UnionBanCal Corporation's commercial paper program.
UnionBanCal Commercial Funding Corporation (a UnionBanCal Corporation subsidiary) continues to issue commercial paper under another commercial paper program. The proceeds of this commercial paper program are deposited in Union Bank of California, N.A. and used to fund our Bank operations.

REGULATORY CAPITAL

     The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios.

UNIONBANCAL CORPORATION

                                                                                    MINIMUM
                             JUNE 30,        DECEMBER 31,         JUNE 30,         REGULATORY
(DOLLARS IN THOUSANDS)         2003              2003               2004           REQUIREMENT
------------------------ ----------------  ----------------  ----------------   ----------------

CAPITAL COMPONENTS
Tier 1 capital..........   $ 3,791,651       $ 3,747,884        $ 3,706,202
Tier 2 capital..........       538,163           936,189            922,122
                           -----------       -----------        -----------
Total risk-based capital   $ 4,329,814       $ 4,684,073        $ 4,628,324
                           ===========       ===========        ===========
Risk-weighted assets....   $33,142,588       $33,133,407        $35,422,904
                           ===========       ===========        ===========
Quarterly average assets   $39,366,344       $41,506,828        $44,339,052
                           ===========       ===========        ===========


CAPITAL RATIOS             AMOUNT   RATIO    AMOUNT   RATIO     AMOUNT  RATIO     AMOUNT   RATIO
------------------------ ---------- -----  ---------- -----     ------  -----   ---------- -----
Total capital (to risk-
  weighted assets)...... $4,329,814 13.06% $4,684,073 14.14% $4,628,324 13.07% >$2,833,832  8.0%
                                                                               -
Tier 1 capital (to risk-
  weighted assets)......  3,791,651 11.44   3,747,884 11.31   3,706,202 10.46  > 1,416,916  4.0
                                                                               -
Leverage(1).............  3,791,651  9.63   3,747,884  9.03   3,706,202  8.36  > 1,773,562  4.0
                                                                               -
------------------

(1)      Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).


UNION BANK OF CALIFORNIA, N.A.

                                                                                    MINIMUM       "WELL-CAPITALIZED"
                             JUNE 30,        DECEMBER 31,        JUNE 30,          REGULATORY         REGULATORY
(DOLLARS IN THOUSANDS)         2003              2003              2004           REQUIREMENT        REQUIREMENT
------------------------ ----------------  ----------------  ----------------   ----------------  ------------------
CAPITAL COMPONENTS
Tier 1 capital..........   $ 3,490,596       $ 3,395,519        $ 3,695,565
Tier 2 capital..........       467,613           467,619            476,900
                           -----------       -----------        -----------
Total risk-based capital   $ 3,958,209       $ 3,863,138        $ 4,172,465
                           ===========       ===========        ===========
Risk-weighted assets....   $32,492,833       $32,526,017        $34,925,361
                           ===========       ===========        ===========
Quarterly average assets   $38,811,257       $40,921,517        $43,688,650
                           ===========       ===========        ===========


CAPITAL RATIOS             AMOUNT   RATIO    AMOUNT   RATIO    AMOUNT   RATIO     AMOUNT   RATIO     AMOUNT    RATIO
------------------------ ---------- -----  ---------- -----  ---------- -----   ---------- -----   ----------  -----
Total capital (to risk-
  weighted assets)...... $3,958,209 12.18% $3,863,138 11.88% $4,172,465 11.95% >$2,794,029   8.0% >$3,492,536  10.0%
                                                                               -                  -
Tier 1 capital (to risk-
  weighted assets)......  3,490,596 10.74   3,395,519 10.44   3,695,565 10.58  > 1,397,014   4.0  > 2,095,522   6.0
                                                                               -                  -
Leverage(1).............  3,490,596  8.99   3,395,519  8.30   3,695,565  8.46  > 1,747,546   4.0  > 2,184,433   5.0
                                                                               -                  -
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

     Included in Tier 1 capital at year-end 2003 was $350 million in Trust Preferred Securities, which we redeemed on February 19, 2004 resulting in a decrease in our capital ratios at June 30, 2004 compared with June 30, 2003 and December 31, 2003. In December of 2003, we issued $400 million of long-term subordinated debt, which is included in Tier 2 capital as of December 31, 2003 (further discussion of our subordinated debt can be found in Note 11 of the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2003).

     Compared with June 30, 2003, in addition to the changes to our capital structure mentioned in the above paragraph, the decrease in our capital ratios, with the exception of our total capital ratio, was also attributable to higher risk-weighted assets. Our total capital ratio increased slightly mainly due to higher equity. Our leverage ratio decrease was primarily attributable to a $5 billion, or 13 percent, increase in quarterly average assets, which was substantially the result of an increase in our securities portfolio.

     As of June 30, 2004, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the leverage ratio.

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

     The tables on the following pages reflect the condensed income statements, selected average balance sheet items and selected financial ratios for each of our primary business units. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. In addition, the tables include performance center earnings. A performance center is a special unit whose income generating activities, unlike typical profit centers, are based on other business segment units' customer base. The revenues generated and expenses incurred for those transactions entered into to accommodate our customers are allocated to other business segments where the customer relationships reside. A performance center's purpose is to foster cross-selling with a total profitability view of the products and services it manages. For example, the Global Markets Trading and Sales unit, within the Global Markets Group, is a performance center that manages the foreign exchange, derivatives, and fixed income securities activities within the Global Markets organization. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to U.S. GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

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


                                            COMMUNITY BANKING        COMMERCIAL
                                              AND INVESTMENT          FINANCIAL          INTERNATIONAL
                                              SERVICES GROUP       SERVICES GROUP        BANKING GROUP
                                           -------------------   -------------------   -----------------
                                                   AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                           -------------------------------------------------------------
                                             2003       2004       2003       2004       2003     2004
                                           --------   --------   --------   --------   -------   -------
RESULTS OF OPERATIONS AFTER PERFORMANCE
  CENTER EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income....................  $163,613   $185,829   $180,956   $191,471    $8,160   $ 9,222
  Noninterest income.....................   111,878    129,793     61,552     72,543    26,090    22,261
                                           --------   --------   --------   --------   -------   -------
  Total revenue..........................   275,491    315,622    242,508    264,014    34,250    31,483
  Noninterest expense....................   197,289    223,645    105,097    104,003    15,398    16,957
  Credit expense (income)................     8,064      7,797     42,145     26,480       547       645
                                           --------   --------   --------   --------   -------   -------
  Income (loss) before income tax expense
    (benefit)............................    70,138     84,180     95,266    133,531    18,305    13,881
  Income tax expense (benefit)...........    26,828     32,199     29,547     45,321     7,001     5,310
                                           --------   --------   --------   --------   -------   -------
  Net income (loss)......................  $ 43,310   $ 51,981   $ 65,719   $ 88,210   $11,304   $ 8,571
                                           ========   ========   ========   ========   =======   =======
PERFORMANCE CENTER EARNINGS (DOLLARS IN
THOUSANDS):
  Net interest income....................  $    201   $    149   $   (194)  $    (87)  $    10   $    26
  Noninterest income.....................    (8,046)    (9,621)    14,566     15,271       253       343
  Noninterest expense....................    (8,353)    (7,308)     8,886      8,015        82        22
  Net income (loss)......................       294     (1,354)     3,430      4,464       110       215
  Total loans (dollars in millions)......        25         28        (45)       (46)       --        --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans(1).........................  $ 11,229   $ 12,256   $ 13,071   $ 12,140   $ 1,606   $ 1,820
  Total assets...........................    12,236     13,463     15,161     14,467     2,009     2,254
  Total deposits(1)......................    16,432     19,291     12,236     14,379     1,471     2,042
FINANCIAL RATIOS:
  Risk adjusted return on capital(2).....        26%        30%        15%        24%       67%       55%
  Return on average assets(2)............      1.42       1.55       1.74       2.45      2.26      1.53
  Efficiency ratio(3)....................      71.6       70.9       43.3       39.4      45.0      53.9


                                                  GLOBAL                                 UNIONBANCAL
                                              MARKETS GROUP            OTHER             CORPORATION
                                           -------------------   -------------------   ------------------
                                                      AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                           --------------------------------------------------------------
                                             2003       2004       2003       2004       2003      2004
                                           --------   --------   --------   --------   --------  --------
RESULTS OF OPERATIONS AFTER PERFORMANCE
CENTER EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income....................  $ 17,139   $(15,802)  $ 15,909   $ 29,138   $385,777  $399,858
  Noninterest income.....................     1,882      1,394      1,769    105,019    203,171   331,010
                                           --------   --------   --------   --------   --------  --------
  Total revenue..........................    19,021    (14,408)    17,678    134,157    588,948   730,868
  Noninterest expense....................     3,744      4,441     29,476     27,356    351,004   376,402
  Credit expense (income)................        50        177    (25,806)   (45,099)    25,000   (10,000)
                                           --------   --------   --------   --------   --------  --------
  Income (loss) before income tax expense
    (benefit)............................    15,227    (19,026)    14,008    151,900    212,944   364,466
  Income tax expense (benefit)...........     5,824     (7,277)    (1,014)    57,816     68,186   133,369
                                           --------   --------   --------   --------   --------  --------
  Net income (loss)......................  $  9,403   $(11,749)  $ 15,022   $ 94,084   $144,758  $231,097
                                           ========   ========   ========   ========   ========  ========
PERFORMANCE CENTER EARNINGS (DOLLARS IN
THOUSANDS):
Net interest income......................  $   (128)  $   (191)  $    111   $    103   $     --  $     --
Noninterest income.......................    (9,876)    (9,523)     3,103      3,530         --        --
Noninterest expense......................    (2,025)    (1,847)     1,410      1,118         --        --
Net income (loss)........................    (4,927)    (4,858)     1,093      1,533         --        --
Total loans (dollars in millions)........        --         --         20         18         --        --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
Total loans(1)...........................  $    287   $    366   $    324   $    257   $ 26,517  $ 26,839
Total assets.............................     9,454     13,272        916      1,155     39,776    44,611
Total deposits(1)........................     1,071        680      1,377      1,418     32,587    37,810
FINANCIAL RATIOS:
Risk adjusted return on capital(2).......         4%        (5)%       na         na         na        na
Return on average assets(2)..............      0.40      (0.36)        na         na       1.46%     2.08%
Efficiency ratio(3)......................      19.7      (30.8)        na         na       59.5      51.4

-------------------------------

(1) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2)  Annualized.

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income and noninterest income. Foreclosed asset expense (income) was less than ($1 thousand) and $17 thousand in the second quarters of 2003 and 2004, respectively.

na = not applicable




                                             COMMUNITY BANKING       COMMERCIAL
                                               AND INVESTMENT         FINANCIAL          INTERNATIONAL
                                             SERVICES GROUP         SERVICES GROUP       BANKING GROUP
                                           -------------------   -------------------   ------------------
                                                        AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                           --------------------------------------------------------------
                                             2003       2004       2003       2004       2003      2004
                                           --------   --------   --------   --------   --------  --------
RESULTS OF OPERATIONS AFTER PERFORMANCE
  CENTER EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income....................  $331,474   $368,496   $360,187   $374,978   $ 17,117  $ 17,030
  Noninterest income.....................   213,503    246,394    119,464    142,170     41,573    40,450
                                           --------   --------   --------   --------   --------  --------
  Total revenue..........................   544,977    614,890    479,651    517,148     58,690    57,480
  Noninterest expense....................   397,179    442,629    203,856    208,645     30,333    32,640
  Credit expense (income)................    15,783     15,584     84,607     57,706      1,052     1,249
                                           --------   --------   --------   --------   --------  --------
  Income (loss) before income tax expense
    (benefit)............................   132,015    156,677    191,188    250,797     27,305    23,591
  Income tax expense (benefit)...........    50,496     59,929     60,227     83,570     10,444     9,024
                                           --------   --------   --------   --------   --------  --------
  Net income (loss)......................  $ 81,519   $ 96,748   $130,961   $167,227   $ 16,861  $ 14,567
                                           ========   ========   ========   ========   ========  ========
PERFORMANCE CENTER EARNINGS (DOLLARS IN
THOUSANDS):
  Net interest income....................  $    403   $    322   $   (401)  $   (204)  $     14  $     35
  Noninterest income.....................   (18,410)   (20,173)    29,415     31,889        582       616
  Noninterest expense....................   (16,554)   (16,503)    17,193     17,591        334        65
  Net income (loss)......................      (937)    (2,103)     7,387      8,776        162       362
  Total loans (dollars in millions)......        26         27        (46)       (45)        --        --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans(1).........................  $ 11,171   $ 12,174   $ 13,301   $ 12,112   $  1,566  $  1,692
  Total assets...........................    12,132     13,387     15,375     14,330      1,966     2,129
  Total deposits(1)......................    16,113     18,978     11,797     13,859      1,494     1,853
FINANCIAL RATIOS:
  Risk adjusted return on capital(2).....        25%        28%        15%        23%        54%       48%
  Return on average assets(2)............      1.36       1.45       1.72       2.35       1.73      1.38
  Efficiency ratio(3)....................      72.9       72.0       42.5       40.3       51.7      56.8


                                                  GLOBAL                                    UNIONBANCAL
                                               MARKETS GROUP            OTHER               CORPORATION
                                           -------------------   -------------------   ----------------------
                                                        AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                           ------------------------------------------------------------------
                                             2003       2004       2003       2004        2003        2004
                                           --------   --------   --------   --------   ----------  ----------
RESULTS OF OPERATIONS AFTER PERFORMANCE
CENTER EARNINGS (DOLLARS IN THOUSANDS):
Net interest income.....................   $ 38,231   $(14,651)  $ 29,548   $ 54,426   $  776,557  $  800,279
Noninterest income......................      3,408      2,936     10,994    110,265      388,942     542,215
                                           --------   --------   --------   --------   ----------  ----------
Total revenue...........................     41,639    (11,715)    40,542    164,691    1,165,499   1,342,494
Noninterest expense.....................      8,232     10,868     54,004     54,726      693,604     749,508
Credit expense (income).................        100        227    (46,542)   (89,766)      55,000     (15,000)
                                           --------   --------   --------   --------   ----------  ----------
Income (loss) before income tax expense
  (benefit).............................     33,307    (22,810)    33,080    199,731      416,895     607,986
Income tax expense (benefit)............     12,740     (8,725)     2,713     75,604      136,620     219,402
                                           --------   --------   --------   --------   ----------  ----------
Net income (loss).......................   $ 20,567   $(14,085)  $ 30,367   $124,127   $  280,275  $  388,584
                                           ========   ========   ========   ========   ==========  ==========
PERFORMANCE CENTER EARNINGS (DOLLARS IN
THOUSANDS):
Net interest income.....................   $   (230)  $   (355)  $    214   $    202   $       --  $       --
Noninterest income......................    (17,949)   (19,719)     6,362      7,387           --          --
Noninterest expense.....................     (3,653)    (3,752)     2,680      2,599           --          --
Net income (loss).......................     (8,970)   (10,079)     2,358      3,044           --          --
Total loans (dollars in millions).......         --         --         20         18           --          --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
Total loans(1)..........................   $    251   $    246   $    331   $    266   $   26,620  $   26,490
Total assets............................      8,714     12,827        879      1,158       39,066      43,831
Total deposits(1).......................      1,139        890      1,294      1,295       31,837      36,875
FINANCIAL RATIOS:
Risk adjusted return on capital(2)......          4%        (3)%       na         na           na          na
Return on average assets(2).............       0.48      (0.22)        na         na         1.45%       1.78%
Efficiency ratio(3).....................       19.8      (92.8)        na         na         59.4        55.7

-------------------------------

(1) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2)  Annualized.

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income and noninterest income. Foreclosed asset and noninterest income. Foreclosed asset expense was $51 thousand and $536 thousand in the first six months of 2003 and 2004, respectively.

na = not applicable


     COMMUNITY BANKING AND INVESTMENT SERVICES GROUP

     In the second quarter of 2004, net income increased $8.7 million, or 20 percent, compared to the second quarter of 2003. In the second quarter of 2004, total revenue increased $40.1 million, or 15 percent, compared to the second quarter of 2003. Increased asset and deposit volumes offset the effect of a lower interest rate environment leading to an increase of $22.2 million, or 14 percent, in net interest income over the second quarter of 2003. In the second quarter of 2004, noninterest income was $17.9 million, or 16 percent, higher than the second quarter of 2003 primarily due to higher deposit fees, increased card processing fees and increased insurance commissions. Noninterest expense increased $26.4 million, or 13 percent, in the second quarter of 2004 compared to the second quarter of 2003, with the majority of that increase being attributable to higher staff expenses related to our acquisitions and de novo branches, as well as increased deposit volumes and residential loan growth.

     In 2004, the Community Banking and Investment Services Group continues to emphasize growing the consumer asset portfolio, expanding wealth management services, extending the small business franchise, expanding the branch network, and expanding cross selling activities throughout the Bank. The strategy for growing the consumer asset portfolio primarily focused on mortgage and home equity products that may be originated through the branch network, as well as through channels such as wholesalers, correspondents, and whole loan purchases. As of June 30, 2004, residential mortgages grew by $1.4 billion, or 21 percent, from June 30, 2003. The Wealth Management division is focused on becoming a growing provider of banking and investment products for affluent individuals in geographic areas already served by us. We seek to provide quality service superior to that of our competitors and offer our customers an attractive product suite. Core elements of the initiative to extend our small business franchise include improving our sales force, increasing marketing activities, adding new locations, and developing online capabilities to complement physical distribution. It is anticipated that expansion of the distribution network will be achieved through acquisitions and new branch openings. On July 1, 2003, we completed the acquisition of Monterey Bay Bank, a $632 million asset savings and loan association headquartered in Watsonville, California, with eight full-service branches in the Greater Monterey Bay area. On January 16, 2004, we completed our acquisition of Business Bank of California, a commercial bank headquartered in San Bernardino, California, with $704 million in assets and fifteen full-service branches in the Southern California Inland Empire and the San Francisco Bay Area.

     The Community Banking and Investment Services Group is comprised of six major divisions: Community Banking, Wealth Management, Institutional Services and Asset Management, Consumer Asset Management, UBOC Markets and Insurance Services.

     COMMUNITY BANKING serves its customers through 297 full-service branches in California, and a network of 567 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our WEBSITE at www.uboc.com. In addition, the division offers automated teller services.

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

     WEALTH MANAGEMENT provides private banking services to our affluent clientele.

     o The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms. Specific products and services include trust and estate services, investment account management services, and deposit and credit products. A key strategy of The Private Bank is to expand its business by leveraging existing Bank client relationships. Through 14 existing locations in California, Oregon, and Washington, The Private Bank relationship managers offer all of our available products and services.

     INSTITUTIONAL SERVICES AND ASSET MANAGEMENT provides investment management and administration services for a broad range of individuals and institutions.

     o HighMark Capital Management, Inc., a registered investment advisor, provides investment advisory services to institutional clients and its proprietary mutual funds, the affiliated HighMark Funds. It also provides advisory services to Union Bank of California, N.A. trust and agency clients, including corporations, pension funds and individuals. HighMark Capital Management, Inc. also provides mutual fund support services. HighMark Capital Management, Inc.'s strategy is to increase assets under management by broadening its client base and expanding the distribution of shares of its mutual fund clients.

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

     On May 17, 2004, Union Bank of California, N.A., signed a definitive agreement to acquire the business portfolio of CNA Trust Company. With this acquisition we expect that we will be better positioned to provide a more complete range of retirement services to our business clients. The transaction was completed on August 1, 2004.

     CONSUMER ASSET MANAGEMENT provides the centralized underwriting, processing, servicing, collection and administration for consumer assets including residential loans. On May 31, 2004, we completed the sale of our merchant card portfolio and formed a long-term marketing alliance with NOVA Information Systems (NOVA). NOVA acquired our merchant accounts and will provide processing services, customer service and support operations to our more than 10,000 merchant locations. We will market merchant services through our branch network in California, Oregon and Washington.

     o Consumer Asset Management is centralized in two California sites, one in San Diego and one in Brea, and

     o provides customer and credit management services for consumer loan products.

     UBOC MARKETS.In May 2004, the Bank announced a strategic move to realign the Bank's wholly owned brokerage subsidiary, UBOC Investment Services, Inc. and Personal Trust Sales with Securities Trading and Institutional Sales. The realignment advances our goals of leveraging and anchoring client relationships by enhancing the Bank's cross sell culture.

     o Our brokerage products and services are provided through UBOC Investment Services, Inc., a registered broker/dealer offering investment products to individuals and institutional clients, whose primary strategy is to further penetrate our existing client base.

     INSURANCE SERVICES provides a range of risk management services and insurance products to business and retail customers. The group, which includes our 2001 acquisition of Armstrong/Robitaille, Inc., our 2002 acquisition of John Burnham and Company, and our 2003 acquisitions of Tanner Insurance Brokers, Inc. and Knight Insurance Agency, offers its risk management and insurance products through offices in California and Oregon.

     OTHER SERVICES

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

     In the second quarter of 2004, net income increased $22.5 million, or 34 percent, compared to the second quarter of 2003. In the second quarter of 2004, net interest income increased $10.5 million, or 6 percent, compared to the second quarter of 2003, partially attributable to the impact of increasing deposit balances and a lower cost of funds resulting from the lower interest rate environment. Excluding higher income in the private equity portfolio of $3.0 million, mainly related to higher net gains on private capital investments in the second quarter of 2004 compared to the second quarter of 2003, noninterest income increased $8.0 million, or 13 percent. This 13 percent increase was mainly attributable to higher deposit-related service fees. In the second quarter of 2004, noninterest expense decreased $1.1 million, or 1 percent. Credit expense decreased $15.7 million mainly as a result of a refinement in the RAROC allocation of capital and expected losses and lower loan balances year-over-year.

     The group's initiatives during 2004 continue to include expanding wholesale deposit activities and increasing domestic trade financing. Loan strategies include originating, underwriting and syndicating loans in core competency markets, such as the California middle-market, commercial real estate, energy, entertainment, equipment leasing and commercial finance. The Commercial Financial Services Group provides strong processing services, including services such as check processing and cash vault services.

     The Commercial Financial Services Group is comprised of the following business units:

     o    the Commercial Banking Division, which serves California middle-market
          and  large  corporate   companies  with  commercial   lending,   trade
          financing, and asset- based loans;

     o the Corporate Deposit and Treasury Management Division, which provides deposit and cash management expertise to middle-market and large corporate clients, government agencies and specialized industries;

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

     The Check Clearing for the 21st Century Act (Check 21) was signed into law on October 28, 2003, and will become effective on October 28, 2004. Check 21 is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation (that is, the banking process by which cancelled original checks are not returned to the customer with the customer's regular bank statement). The law facilitates check truncation by creating a new negotiable instrument called a substitute check, which would permit banks to truncate original checks, to process check information electronically, and to deliver substitute checks to banks that want to continue receiving paper checks. A substitute check will be the legal equivalent of the original check and will include all the information contained on the original check. The law does not require banks to accept checks in electronic form nor does it require banks to use the new authority granted by Check 21 to create substitute checks. The final regulations regarding Check 21 were published in July 2004. In order to manage and control the changes which may be necessitated by Check 21, we have established a "Check 21 Initiative Project Management Structure," composed of representatives from many of our operating and support units. The objective of this initiative is to allow us to prioritize and allocate our resources and mitigate risk to our ongoing operations. It is not possible at this time to predict the long-term financial impact of Check 21, and regulations thereunder, on our business.

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

     In the second quarter of 2004, net income decreased $2.7 million, or 24 percent, compared to the second quarter of 2003. Total revenue decreased $2.7 million or 8 percent, compared to the second quarter of 2003. Net interest income increased $1.1 million, or 13 percent, compared to the second quarter of 2003 mainly attributable to higher demand deposit balances. Noninterest income was $3.8 million, or 15 percent, lower compared to the second quarter of 2003 primarily attributable to a $9.0 million gain on an early call of a Mexican Brady Bond in the second quarter of 2003 partially offset by a $3.7 million insurance recovery and higher payment and trade activities in the current quarter. Noninterest expense increased $1.6 million, or 10 percent, compared to the second quarter of 2003. In the second quarter of 2004, credit expense of $0.6 million was slightly higher compared to the second quarter of 2003. The International Banking Group's business revolves around short-term financing, mostly to banks, which provides service-related income, as well as significantly lower credit risk when compared to other lending activities.

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

     GLOBAL MARKETS GROUP

     The Global Markets Group conducts business to support all of our business groups and their customers. This group is responsible for our treasury management, which encompasses wholesale funding, liquidity management, interest rate risk management, including the ALM securities portfolio management and derivatives hedging activities. Associated with this function, this group's results include the transfer pricing activity for us, which allocates to the other business segments their cost of funds on all asset categories and credit for funds on all liability categories. Another important function of the Global Markets Group is the offering of a broad range of risk management products, such as foreign exchange contracts and interest rate derivative hedge products for our client's risk management needs. It also trades fixed income securities to meet investment needs of our institutional and business clients. In May 2004, with a strategic realignment of the market and investment product offering functions, the UBOC Markets unit was formed, encompassing the risk management and fixed income products offerings of the Global Markets Group and UBOC Investment Services, Inc., the Bank's brokerage subsidiary. The UBOC Investment Services' management dually reports to the Global Markets Group and the Community Banking and Investment Services Group. UBOC Markets' income attributable to business with our clients is allocated, through performance centers, to the business units.

     In the second quarter of 2004, net loss was $11.7 million compared to net income of $9.4 million in the second quarter of 2003. Total revenue in the second quarter of 2004 decreased by $33.4 million, compared to the second quarter of 2003, resulting from a $32.9 million decrease in net interest income. The decrease in net interest income was primarily attributable to a higher transfer pricing residual in the second quarter of 2004 resulting from the continuing growth in core deposits, which are priced on longer-term liability rates, compared to our portfolio of relatively short-term loans and securities, which are priced at their shorter-term lending rates. Noninterest income decreased $0.5 million compared to the second quarter of 2003. Noninterest expense in the second quarter of 2004 increased $0.7 million, or 19 percent, compared to the second quarter of 2003, mainly attributable to the ineffectiveness on our cash flow hedges, which is recognized in noninterest expense.

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

     o the Pacific Rim Corporate Group, with assets of $293 million at June 30, 2004, which offers a range of credit, deposit, and investment management products and services to companies in the U.S. which are affiliated with companies headquartered in Japan; and

     o    the residual costs of support groups.

     Net income for "Other" in the second quarter of 2004 was $94.1 million. The results were impacted by the following factors:

     o Credit expense (income) of ($45.1) million was due to the difference between the $10.0 million reversal of provision for credit losses calculated under our U.S. GAAP methodology and the $35.1 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

     o Net interest income of $29.1 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

     o Noninterest income of $105.0 million, which included a $93.0 million gain on the sale of our merchant card portfolio and an $8.5 million gain on the sale of real property; and

     o    Noninterest expense of $27.4 million.

     Net income for "Other" in the second quarter of 2003 was $15.0 million. The results were impacted by the following factors:

     o Credit expense (income) of ($25.8) million was due to the difference between the $25.0 million provision for credit losses calculated under our U.S. GAAP methodology and the $50.8 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

     o Net interest income of $15.9 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

     o    Noninterest income of $1.8 million; and

     o    Noninterest expense of $29.5 million.

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

     ADVERSE  ECONOMIC  FACTORS  AFFECTING  CERTAIN  INDUSTRIES  COULD ADVERSELY
       AFFECT OUR BUSINESS

     We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to residential real estate. Accordingly, a downturn in the real estate and housing industries in California could have an adverse effect on our operations. Increases in residential mortgage loan interest rates could also have an adverse effect on our operations by depressing new mortgage loan originations. We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the communications / media industry, the retail industry, the airline industry, the power industry and the technology industry. Recent increases in fuel prices could adversely affect businesses in several of these industries. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs.

     FLUCTUATIONS IN INTEREST RATES COULD ADVERSELY AFFECT OUR BUSINESS

     Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow. Conversely, decreases in interest rates could result in an acceleration in the prepayment of loans. An increase in market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs, which could adversely affect our business.

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

     STOCKHOLDER VOTES ARE CONTROLLED BY THE BANK OF TOKYO-MITSUBISHI, LTD.; OUR
       INTERESTS MAY NOT BE THE SAME AS THE BANK OF TOKYO-MITSUBISHI, LTD.'S INTERESTS

     The Bank of Tokyo-Mitsubishi, Ltd., a wholly owned subsidiary of Mitsubishi Tokyo Financial Group, Inc., owns a majority (approximately 62 percent as of June 30, 2004) of the outstanding shares of our common stock. As a result, The Bank of Tokyo-Mitsubishi, Ltd. can elect all of our directors and can control the vote on all matters, including determinations such as: approval of mergers or other business combinations; sales of all or substantially all of our assets; any matters submitted to a vote of our stockholders; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to common stock or other equity securities; and other matters that might be favorable to The Bank of Tokyo-Mitsubishi, Ltd.

     A majority of our directors are independent of The Bank of Tokyo-Mitsubishi, Ltd. and are not officers or employees of UnionBanCal Corporation or any of our affiliates, including The Bank of Tokyo-Mitsubishi, Ltd. However, because of The Bank of Tokyo-Mitsubishi, Ltd.'s control over the election of our directors, we could designate ourselves as a "controlled company" under the New York Stock Exchange Rules and could change the composition of our Board of Directors so that the Board would not have a majority of independent directors. The Bank of Tokyo-Mitsubishi, Ltd.'s ability to prevent an unsolicited bid for us or any other change in control could have an adverse effect on the market price for our common stock.

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

     THE BANK OF  TOKYO-MITSUBISHI,  LTD.'S FINANCIAL  CONDITION COULD ADVERSELY
       AFFECT OUR OPERATIONS

     We fund our operations independently of The Bank of Tokyo-Mitsubishi, Ltd. and believe our business is not necessarily closely related to The Bank of Tokyo-Mitsubishi, Ltd.'s business or outlook, including the proposed merger with UFJ Holdings, Inc. However, The Bank of Tokyo-Mitsubishi, Ltd.'s credit ratings may affect our credit ratings. The Bank of Tokyo-Mitsubishi, Ltd. is also subject to regulatory oversight and review by Japanese and US regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns related to the Japanese financial system and The Bank of Tokyo-Mitsubishi, Ltd., including the proposed merger with UFJ Holdings, Inc.

     POTENTIAL  CONFLICTS OF INTEREST  WITH THE BANK OF  TOKYO-MITSUBISHI,  LTD.
       COULD ADVERSELY AFFECT US

     The Bank of Tokyo-Mitsubishi, Ltd.'s view of possible new businesses, strategies, acquisitions, divestitures or other initiatives may differ from ours. This may delay or hinder us from pursuing such initiatives.

     Also, as part of The Bank of Tokyo-Mitsubishi, Ltd.'s normal risk management processes, The Bank of Tokyo-Mitsubishi, Ltd. manages global credit exposures and concentrations on an aggregate basis, including UnionBanCal Corporation. Therefore, at certain levels or in certain circumstances, our ability to approve certain credits or other banking transactions and categories of customers is subject to the concurrence of The Bank of Tokyo-Mitsubishi, Ltd. We may wish to extend credit or furnish other banking services to the same customers as The Bank of Tokyo-Mitsubishi, Ltd. Our ability to do so may be limited for various reasons, including The Bank of Tokyo-Mitsubishi, Ltd.'s aggregate credit exposure and marketing policies.

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

     SUBSTANTIAL COMPETITION IN THE CALIFORNIA BANKING MARKET COULD ADVERSELY AFFECT US

     Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us. Some of our competitors are community banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources. Such large financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively.

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

     ADVERSE EFFECTS OF, OR CHANGES IN, BANKING OR OTHER LAWS AND REGULATIONS OR
       GOVERNMENTAL FISCAL OR MONETARY POLICIES COULD ADVERSELY AFFECT US

     We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies, including accounting standards and interpretations currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by any future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, including legislative and regulatory reactions to the terrorist attack on September 11, 2001, and future acts of terrorism, and the Enron Corporation, WorldCom, Inc. and other major U.S. corporate bankruptcies and reports of accounting irregularities at U.S. public companies, including various large and publicly traded companies. Additionally, our international activities may be subject to the laws and regulations of the jurisdiction where business is being conducted. International laws, regulations and policies affecting us and our subsidiaries may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to The Bank of Tokyo-Mitsubishi, Ltd.'s controlling ownership of us, laws, regulations and policies adopted or enforced by the Government of Japan may adversely affect our activities and investments and those of our subsidiaries in the future.

     In addition, our business model relies, in part, upon cross-marketing the services offered by UnionBanCal Corporation and our subsidiaries to our customers. Laws that restrict our ability to share information about customers within our corporate organization could adversely affect our business, results of operations and financial condition.

     Additionally, our business is affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. Under long-standing policy of the Federal

Reserve Board, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates of borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on our business, results of operations and financial condition.

     RISKS   ASSOCIATED   WITH  POTENTIAL   ACQUISITIONS   OR   DIVESTITURES  OR
       RESTRUCTURINGS MAY ADVERSELY AFFECT US

     We may seek to acquire or invest in financial and non-financial companies, technologies, services or products that complement our business. There can be no assurance that we will be successful in completing any such acquisition or investment as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other bidders. In addition, we continue to evaluate the performance of all of our businesses and business lines and may sell a business or business line. Any acquisitions, divestitures or restructurings may result in the issuance of potentially dilutive equity securities, significant write-offs, including those related to goodwill and other intangible assets, and/or the incurrence of debt, any of which could have a material adverse effect on our business, results of operations and financial condition. Acquisitions, divestitures or restructurings could involve numerous additional risks including difficulties in obtaining any required regulatory approvals and in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, higher than expected deposit attrition (run-off), divestitures required by regulatory authorities, the disruption of our business, and the potential loss of key employees. There can be no assurance that we will be successful in addressing these or any other significant risks encountered.

     SIGNIFICANT  LEGAL  ACTIONS  COULD  SUBJECT  US  TO  SUBSTANTIAL  UNINSURED
       LIABILITIES

     We may be subject to claims related to our operations. Such legal actions could involve large claims and significant defense costs. To protect ourselves from the cost of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A complete explanation concerning our market risk exposure is incorporated by reference to Part I, Item 2 of this document under the captions "Quantitative and Qualitative Disclosures about Market Risk," "Liquidity Risk," and "Certain Business Risk Factors."

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2004. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

     During the quarter ended June 30, 2004, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are subject to various pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable.

     Union Bank of California, N.A., our major subsidiary (the Bank), was named in a suit pending in the United States District Court for the Central District of California, Neilson v. Union Bank of California et al (filed September 4,
2002). The plaintiffs in this suit sought in excess of $250 million, which was alleged to have been lost by those who invested money in various investment arrangements conducted by an individual named Reed Slatkin. Mr. Slatkin is alleged to have been operating a fraudulent investment scheme commonly referred to as a "Ponzi" scheme. The plaintiffs in the Neilson case included both investors in the arrangements conducted by Mr. Slatkin and the trustee of Mr. Slatkin's bankruptcy estate. A substantial majority of those who invested with Mr. Slatkin had no relationship with the Bank. A small minority, comprising less than five percent of the investors, had custodial accounts with the Bank. The Neilson case seeks to impose liability upon the Bank and two other financial institutions for both the losses suffered by those custodial customers as well as investors who had no relationship with the Bank. We have reached an agreement in principle to resolve the Nielson matter, which calls for a payment by the Company of $10 million, $6 million of which will be paid by the Company's insurance carrier. This agreement in principle is in the process of being documented and will thereafter require court approval. The disposition of this claim, on the basis described above, assuming that the settlement becomes final and approved, will not have a material adverse effect on our financial position or results of operations, since a reserve has been established for the loss.

     Two other suits naming the Bank, Christensen v. Union Bank of California (formerly captioned as Rockoff v. Union Bank of California et al.) (filed in the United States District Court for the Central District of California on December 21, 2001) and Kilpatrick v. Orrick Herrington & Sutcliffe, et al. (filed in Los Angeles County Superior Court on April 22, 2003 as to the Bank) related to the allegedly fraudulent investment scheme conducted by Mr. Slatkin. The dismissal of the Christensen case and the settlement of the Kilpatrick case were reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

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

     The Bank has numerous legal defenses to the Grafton case. Based on our evaluation to date of this claim, management believes that this matter will not result in a material adverse effect on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Repurchases of equity securities are presented in the table below.



                                                        TOTAL NUMBER OF         MAXIMUM NUMBER (OR
                       TOTAL NUMBER                    SHARES (OR UNITS)     APPROXIMATE DOLLAR VALUE)
                         OF SHARES   AVERAGE PRICE   PURCHASED AS PART OF    OF SHARES (OR UNITS) THAT
                        (OR UNITS)   PAID PER SHARE   PUBLICLY ANNOUNCED     MAY YET BE PURCHASED UNDER
PERIOD                   PURCHASED     (OR UNIT)      PLANS OR PROGRAMS        THE PLANS OR PROGRAMS
-------                ------------  --------------   -----------------      --------------------------
APRIL 2004

(April 28, 2004).......        --         $   --                  --                 $257,764,104
MAY 2004
(May 7 - 28, 2004).....   115,000         $54.10             115,000                 $251,542,697
JUNE 2004
(June 1 - 4, 2004).....    95,000         $56.77              95,000                 $246,149,446(1)
                        ---------         ------           ---------
TOTAL.................. 1,039,700         $53.54           1,039,700
                        =========         ======           =========

---------------------------------------

(1) $200 million is available from a $200 million repurchase program announced on April 28, 2004. $46 million remains available from a $200 million repurchase program announced on April 22, 2003.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     For information regarding matters submitted to a vote at the Annual Meeting of Shareholders on April 28, 2004, see Part II, Item 4 of our Report on Form 10-Q for the quarter ended March 31, 2004, incorporated by reference herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS:

 NO.                               DESCRIPTION
---- ---------------------------------------------------------------------------
2.1 Agreement and Plan of Merger by and among UnionBanCal Corporation, Union Bank of California, N.A., Jackson National Insurance Company and Jackson Federal Bank dated as of July 1, 2004(1)

10.1 Philip B. Flynn Employment Agreement (Effective April 1, 2004)(2)*

10.2 Robert M. Walker Separation Agreement (Effective April 16, 2004)(3)*

31.1 Certification   of  the   Chief   Executive   Officer   pursuant   to  Rule
     13a-14a/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2 Certification   of  the   Chief   Financial   Officer   pursuant   to  Rule
     13a-14a/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

------------------------------------

(1) Incorporated by reference to the UnionBanCal Corporation current report on Form 8-K, dated July 1, 2004

(2) Incorporated by reference to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-15081).

(3)  Filed herewith

*    Management contract or compensatory plan, contract or arrangement

(B)  REPORTS ON FORM 8-K

     We furnished a report on Form 8-K dated April 20, 2004 reporting under Item 12 thereof that UnionBanCal Corporation issued a press release concerning earnings for the first quarter of 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UnionBanCal Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          UNIONBANCAL CORPORATION
                                               (Registrant)


                                      By:       /S/ NORIMICHI KANARI
                                         ---------------------------------------
                                                    Norimichi Kanari
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                             (Principal Executive Officer)

                                      By:       /S/ DAVID I. MATSON
                                         ---------------------------------------
                                                    David I. Matson
                                              EXECUTIVE VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER
                                             (Principal Financial Officer)

                                      By:       /S/ DAVID A. ANDERSON
                                         ---------------------------------------
                                                    David A. Anderson
                                           SENIOR VICE PRESIDENT AND CONTROLLER
                                            (Principal Accounting Officer)


                                      Date:  August 6, 2004