Form 10-Q
period 2004-09-30
UNIONBANCAL CORP
filed 2004-11-05
CIK 1011659

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

  Number of shares of Common Stock outstanding at October 29, 2004: 149,502,442





================================================================================

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I
FINANCIAL INFORMATION
  Consolidated Financial Highlights......................................   2
  Item 1. Financial Statements:
    Condensed Consolidated Statements of Income..........................   4
    Condensed Consolidated Balance Sheets................................   5
    Condensed Consolidated Statements of Changes in Stockholders' Equity.   6
    Condensed Consolidated Statements of Cash Flows......................   7
    Notes to Condensed Consolidated Financial Statements.................   8
  Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations:
    Introduction.........................................................  24
    Executive Overview...................................................  24
    Critical Accounting Policies.........................................  25
    Financial Performance................................................  27
    Net Interest Income..................................................  31
    Noninterest Income...................................................  34
    Noninterest Expense..................................................  35
    Income Tax Expense...................................................  35
    Loans................................................................  36
    Cross-Border Outstandings............................................  38
    Provision for Credit Losses..........................................  38
    Allowance for Credit Losses..........................................  38
    Nonperforming Assets.................................................  41
    Loans 90 Days or More Past Due and Still Accruing....................  43
    Quantitative and Qualitative Disclosures About Market Risk...........  43
    Liquidity Risk.......................................................  47
    Regulatory Capital...................................................  48
    Business Segments....................................................  49
    Regulatory Matters...................................................  57
    Certain Business Risk Factors........................................  58
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.....  62
  Item 4. Controls and Procedures........................................  62
PART II
OTHER INFORMATION
  Item 1. Legal Proceedings..............................................  63
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....  63
  Item 6. Exhibits.......................................................  64
  Signatures.............................................................  65

                          PART I. FINANCIAL INFORMATION
                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)

                                                         AS OF AND FOR THE
                                                         THREE MONTHS ENDED
                                                    ----------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 30,  PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)            2003           2004       CHANGE
--------------------------------------------------  -------------  -------------  -------
RESULTS OF OPERATIONS:
  Net interest income(1)..........................  $     401,736  $     413,102     2.83%
  (Reversal of) provision for credit losses.......         20,000        (10,000)      nm
  Noninterest income..............................        201,470        215,954     7.19
  Noninterest expense.............................        348,861        372,391     6.74
                                                    -------------  -------------
  Income before income taxes(1)...................        234,345        266,665    13.79
  Taxable-equivalent adjustment...................            647          1,012    56.41
  Income tax expense..............................         78,653        102,215    29.96
                                                    -------------  -------------
  Net income......................................  $     155,045  $     163,438     5.41
                                                    =============  =============
PER COMMON SHARE:
  Net income--basic...............................  $        1.04  $        1.11     6.73%
  Net income--diluted.............................           1.02           1.09     6.86
  Dividends(2)....................................           0.31           0.36    16.13
  Book value (end of period)......................          25.32          28.04    10.74
  Common shares outstanding (end of period)(3)....    145,105,566    147,163,392     1.42
  Weighted average common shares outstanding
    --basic(3)....................................    149,528,298    147,554,853    (1.32)
  Weighted average common shares outstanding
    --diluted(3)..................................    151,561,790    150,379,127    (0.78)
BALANCE SHEET (END OF PERIOD):
  Total assets....................................  $  42,602,745  $  46,990,605    10.30%
  Total loans.....................................     26,047,376     28,625,086     9.90
  Nonaccrual loans................................        341,039        180,156   (47.17)
  Nonperforming assets............................        344,347        190,763   (44.60)
  Total deposits..................................     35,957,805     39,342,229     9.41
  Medium and long-term debt.......................        417,369        820,460    96.58
  Junior subordinated debt........................             --         15,904       nm
  Trust preferred securities......................        356,629             --       nm
  Stockholders' equity............................      3,674,107      4,126,159    12.30
BALANCE SHEET (PERIOD AVERAGE):
  Total assets....................................  $  41,913,515  $  45,713,280     9.07%
  Total loans.....................................     26,331,986     28,147,293     6.89
  Earning assets..................................     37,855,869     41,427,609     9.44
  Total deposits..................................     34,902,964     38,114,310     9.20
  Stockholders' equity............................      3,834,834      4,067,953     6.08
FINANCIAL RATIOS:
  Return on average assets(4).....................           1.47%          1.42%
  Return on average stockholders' equity(4).......          16.04          15.98
  Efficiency ratio(5).............................          57.85          59.20
  Net interest margin(1)..........................           4.22           3.98
  Dividend payout ratio...........................          29.81          32.43
  Tangible equity ratio...........................           8.05           8.03
  Tier 1 risk-based capital ratio.................          10.96           9.99
  Total risk-based capital ratio..................          12.58          12.52
  Leverage ratio..................................           8.73           8.27
  Allowance for credit losses to total loans......           2.11           1.69
  Allowance for credit losses to nonaccrual loans.         161.43         267.97
  Net loans charged off to average total loans(4).           0.58           0.12
  Nonperforming assets to total loans and
    foreclosed assets.............................           1.32           0.67
  Nonperforming assets to total assets............           0.81           0.41

---------------------------------

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

                          PART I. FINANCIAL INFORMATION
                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)

                                                        AS OF AND FOR THE
                                                        NINE MONTHS ENDED
                                                    ----------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 30,  PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)            2003           2004       CHANGE
--------------------------------------------------  -------------  -------------  -------
RESULTS OF OPERATIONS:
  Net interest income(1)..........................  $   1,179,562  $   1,214,986     3.00%
  (Reversal of) provision for credit losses.......         75,000        (25,000)      nm
  Noninterest income..............................        590,412        758,169    28.41
  Noninterest expense.............................      1,042,465      1,121,899     7.62
                                                    -------------  -------------
  Income before income taxes(1)...................        652,509        876,256    34.29
  Taxable-equivalent adjustment...................          1,916          2,617    36.59
  Income tax expense..............................        215,273        321,617    49.40
                                                    -------------  -------------
  Net income......................................  $     435,320  $     552,022    26.81
                                                    =============  =============
PER COMMON SHARE:
  Net income--basic...............................  $        2.90  $        3.74    28.97%
  Net income--diluted.............................           2.87           3.68    28.22
  Dividends(2)....................................           0.90           1.03    14.44
  Book value (end of period)......................          25.32          28.04    10.74
  Common shares outstanding (end of period)(3)....    145,105,566    147,163,392     1.42
  Weighted average common shares outstanding
    --basic(3)....................................    150,059,789    147,547,527    (1.67)
  Weighted average common shares outstanding
    --diluted(3)..................................    151,544,757    150,026,647    (1.00)
BALANCE SHEET (END OF PERIOD):
  Total assets....................................  $  42,602,745  $  46,990,605    10.30%
  Total loans.....................................     26,047,376     28,625,086     9.90
  Nonaccrual loans................................        341,039        180,156   (47.17)
  Nonperforming assets............................        344,347        190,763   (44.60)
  Total deposits..................................     35,957,805     39,342,229     9.41
  Medium and long-term debt.......................        417,369        820,460    96.58
  Junior subordinated debt........................             --         15,904       nm
  Trust preferred securities......................        356,629             --       nm
  Stockholders' equity............................      3,674,107      4,126,159    12.30
BALANCE SHEET (PERIOD AVERAGE):
  Total assets....................................  $  40,025,749  $  44,463,183    11.09%
  Total loans.....................................     26,522,687     27,046,262     1.97
  Earning assets..................................     36,263,471     40,222,338    10.92
  Total deposits..................................     32,870,184     37,290,976    13.45
  Stockholders' equity............................      3,875,990      3,984,194     2.79
FINANCIAL RATIOS:
  Return on average assets(4).....................           1.45%          1.66%
  Return on average stockholders' equity(4).......          15.02          18.51
  Efficiency ratio(5).............................          58.90          56.83
  Net interest margin(1)..........................           4.35           4.03
  Dividend payout ratio...........................          31.03          27.54
  Tangible equity ratio...........................           8.05           8.03
  Tier 1 risk-based capital ratio.................          10.96           9.99
  Total risk-based capital ratio..................          12.58          12.52
  Leverage ratio..................................           8.73           8.27
  Allowance for credit losses to total loans......           2.11           1.69
  Allowance for credit losses to nonaccrual loans.         161.43         267.97
  Net loans charged off to average total loans(4).           0.73           0.15
  Nonperforming assets to total loans and
    foreclosed assets.............................           1.32           0.67
  Nonperforming assets to total assets............           0.81           0.41

--------------------------------------

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

ITEM 1. FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                      --------------------   ----------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)           2003        2004        2003        2004
----------------------------------------------------- --------    --------   ----------  ----------
INTEREST INCOME
  Loans.............................................  $349,918    $350,587   $1,067,806  $1,014,288
  Securities........................................    93,252     106,172      251,151     320,082
  Interest bearing deposits in banks................       922       2,744        3,014       4,773
  Federal funds sold and securities purchased under
    resale agreements...............................     2,532       1,616        8,210       6,503
  Trading account assets............................       870       1,140        2,740       2,558
                                                      --------    --------   ----------  ----------
    Total interest income...........................   447,494     462,259    1,332,921   1,348,204
                                                      --------    --------   ----------  ----------
INTEREST EXPENSE
  Domestic deposits.................................    34,984      34,876      116,772     100,609
  Foreign deposits..................................     1,991       5,007        8,008       9,900
  Federal funds purchased and securities sold under
    repurchase agreements...........................       689       2,861        2,763       4,094
  Commercial paper..................................     1,723       1,697        7,397       3,883
  Medium and long-term debt.........................     1,738       4,369        5,422      11,201
  Preferred securities and trust notes..............     3,607         242       10,930       2,553
  Other borrowed funds..............................     1,673       1,117        3,983       3,595
                                                      --------    --------   ----------  ----------
    Total interest expense..........................    46,405      50,169      155,275     135,835
                                                      --------    --------   ----------  ----------
NET INTEREST INCOME.................................   401,089     412,090    1,177,646   1,212,369
  (Reversal of) provision for credit losses.........    20,000     (10,000)      75,000     (25,000)
                                                      --------    --------   ----------  ----------
    Net interest income after (reversal of)
      provision for credit losses...................   381,089     422,090    1,102,646   1,237,369
                                                      --------    --------   ----------  ----------
NONINTEREST INCOME
  Service charges on deposit accounts...............    81,832      87,555      232,061     258,682
  Trust and investment management fees..............    35,429      39,089      101,245     111,699
  Insurance commissions.............................    15,814      17,463       45,056      57,850
  International commissions and fees................    17,380      18,906       49,581      54,553
  Card processing fees, net.........................    10,335       4,653       29,357      28,901
  Merchant banking fees.............................     9,312      11,682       21,521      26,863
  Foreign exchange gains, net.......................     7,574       8,548       21,466      25,186
  Brokerage commissions and fees....................     7,549       8,527       24,614      24,847
  Securities gains (losses), net....................    (2,618)         (6)       7,042       1,612
  Other.............................................    18,863      19,537       58,469     167,976
                                                      --------    --------   ----------  ----------
    Total noninterest income........................   201,470     215,954      590,412     758,169
                                                      --------    --------   ----------  ----------
NONINTEREST EXPENSE
  Salaries and employee benefits....................   205,302     216,767      602,338     653,787
  Net occupancy.....................................    31,342      33,206       91,844      96,961
  Equipment.........................................    15,680      16,289       48,705      50,443
  Software..........................................    11,996      13,560       34,921      39,463
  Communications....................................    12,661      12,850       39,859      39,295
  Professional services.............................    12,676      12,375       38,256      33,968
  Foreclosed asset expense (income).................       (79)        (10)         (28)        526
  Other.............................................    59,283      67,354      186,570     207,456
                                                      --------    --------   ----------  ----------
    Total noninterest expense.......................   348,861     372,391    1,042,465   1,121,899
                                                      --------    --------   ----------  ----------
  Income before income taxes........................   233,698     265,653      650,593     873,639
  Income tax expense................................    78,653     102,215      215,273     321,617
                                                      --------    --------   ----------  ----------
NET INCOME..........................................  $155,045    $163,438   $  435,320  $  552,022
                                                      ========    ========   ==========  ==========
NET INCOME PER COMMON SHARE--BASIC..................  $   1.04    $   1.11   $     2.90  $     3.74
                                                      ========    ========   ==========  ==========
NET INCOME PER COMMON SHARE--DILUTED................  $   1.02    $   1.09   $     2.87  $     3.68
                                                      ========    ========   ==========  ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC...   149,528     147,555      150,060     147,548
                                                      ========    ========   ==========  ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED.   151,562     150,379      151,545     150,027
                                                      ========    ========   ==========  ==========
     See accompanying notes to condensed consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)                    (UNAUDITED)
                                                             SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                            2003           2003            2004
-----------------------------------------------------------  -------------   ------------   -------------
ASSETS

Cash and due from banks....................................  $   2,619,580   $  2,494,127   $   2,229,306
Interest bearing deposits in banks.........................        341,230        235,158         544,520
Federal funds sold and securities purchased under resale
  agreements...............................................      1,325,470        769,720       1,045,275
                                                             -------------   ------------   -------------
  Total cash and cash equivalents..........................      4,286,280      3,499,005       3,819,101
Trading account assets.....................................        320,199        252,929         288,814
Securities available for sale:
  Securities pledged as collateral.........................         68,440        106,560         124,896
  Held in portfolio........................................      9,930,281     10,660,332      11,868,627
Loans (net of allowance for credit losses: September 30,
  2003, $550,550; December 31, 2003, $532,970;
  September 30, 2004, $482,762)............................     25,496,826     25,411,658      28,142,324
Due from customers on acceptances..........................         52,816         71,078          64,752
Premises and equipment, net................................        506,321        509,734         501,962
Intangible assets..........................................         49,288         49,592          60,977
Goodwill...................................................        215,903        226,556         320,835
Other assets...............................................      1,676,391      1,711,023       1,798,317
                                                             -------------   ------------   -------------
  Total assets.............................................  $  42,602,745   $ 42,498,467   $  46,990,605
                                                             =============   ============   =============
LIABILITIES
Domestic deposits:
  Noninterest bearing......................................  $  16,854,483   $ 16,668,773   $  19,021,245
  Interest bearing.........................................     17,320,728     17,146,858      17,919,160
Foreign deposits:
  Noninterest bearing......................................        556,687        619,249         719,792
  Interest bearing.........................................      1,225,907      1,097,403       1,682,032
                                                             -------------   ------------   -------------
    Total deposits.........................................     35,957,805     35,532,283      39,342,229
Federal funds purchased and securities sold under
  repurchase agreements....................................        284,764        280,968         648,864
Commercial paper...........................................        678,903        542,270         615,816
Other borrowed funds.......................................        240,803        212,088         150,503
Acceptances outstanding....................................         52,816         71,078          64,752
Other liabilities..........................................        939,549        934,916       1,205,918
Medium and long-term debt..................................        417,369        820,488         820,460
Junior subordinated debt payable to subsidiary grantor
  trust....................................................             --        363,940          15,904
UnionBanCal Corporation--obligated mandatorily redeemable
  preferred securities of subsidiary grantor trust.........        356,629             --              --
                                                             -------------   ------------   -------------
  Total liabilities........................................     38,928,638     38,758,031      42,864,446
                                                             -------------   ------------   -------------
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock:
  Authorized 5,000,000 shares, no shares issued or
    outstanding as of September 30, 2003, December 31,
    2003, and September 30, 2004...........................             --             --              --
Common stock, par value $1 per share at September 30,
  2003, December 31, 2003 and September 30, 2004:
  Authorized 300,000,000 shares, issued 145,105,566
    shares as of September 30, 2003, 146,000,156 shares
    as of December 31, 2003, and 149,529,292 shares as
    of September 30, 2004..................................        145,106        146,000         149,529
Additional paid-in capital.................................        520,876        555,156         728,791
Treasury stock--242,000 shares as of December 31, 2003
  and 2,365,900 shares as of September 30, 2004............             --        (12,846)       (131,464)
Retained earnings..........................................      2,893,240      2,999,884       3,400,117
Accumulated other comprehensive income (loss)..............        114,885         52,242         (20,814)
                                                             -------------   ------------   -------------
  Total stockholders' equity...............................      3,674,107      3,740,436       4,126,159
                                                             -------------   ------------   -------------
  Total liabilities and stockholders' equity...............  $  42,602,745   $ 42,498,467   $  46,990,605
                                                             =============   ============   =============
     See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                             ACCUMULATED     TOTAL
                                                         ADDITIONAL                             OTHER        STOCK-
                                    NUMBER      COMMON    PAID-IN    TREASURY    RETAINED   COMPREHENSIVE   HOLDERS'
(IN THOUSANDS, EXCEPT SHARES)      OF SHARES   STOCK(1)   CAPITAL     STOCK      EARNINGS   INCOME (LOSS)    EQUITY
--------------------------------- -----------  --------  ----------  ---------  ----------  -------------  ----------
BALANCE DECEMBER 31, 2002........ 150,702,363  $926,460  $       --  $      --  $2,591,635  $     240,094  $3,758,189
                                               --------  ----------  ---------  ----------  -------------  ----------
Comprehensive income
  Net income--For the nine months
    ended September 30, 2003.....                                                  435,320                    435,320
  Other comprehensive income, net
    of tax:
    Net change in unrealized
      gains on cash flow hedges..                                                                 (37,889)    (37,889)
    Net change in unrealized
      gains on securities
      available for sale........                                                                  (88,167)    (88,167)
    Foreign currency translation
      adjustment.................                                                                     847         847
                                                                                                           ----------
Total comprehensive income                                                                                    310,111
Reincorporation(1)...............              (520,876)    520,876                                                --
Dividend reinvestment plan.......       5,289        34                                                            34
Deferred compensation--restricted
  stock awards...................       6,000       282                               (112)                       170
Stock options exercised..........   1,018,175    35,792                                                        35,792
Stock issued in acquisitions.....   1,149,106    48,254                                                        48,254
Common stock repurchased(2)......  (7,775,367) (344,840)                                                     (344,840)
Dividends declared on common
  stock, $0.90 per share(3)......                                                 (133,603)                  (133,603)
                                               --------  ----------  ---------  ----------  -------------  ----------
Net change.......................              (781,354)    520,876         --     301,605       (125,209)    (84,082)
                                  -----------  --------  ----------  ---------  ----------  -------------  ----------
BALANCE SEPTEMBER 30, 2003....... 145,105,566  $145,106  $  520,876  $      --  $2,893,240  $     114,885  $3,674,107
                                  ===========  ========  ==========  =========  ==========  =============  ==========

BALANCE DECEMBER 31, 2003........ 146,000,156  $146,000  $  555,156  $ (12,846) $2,999,884  $      52,242  $3,740,436
                                               --------  ----------  ---------  ----------  -------------  ----------
Comprehensive income
  Net income--For the nine months
    ended September 30, 2004.....                                                  552,022                    552,022
Other comprehensive income, net
  of tax:
    Net change in unrealized
      gains on cash flow hedges..                                                                 (30,285)    (30,285)
    Net change in unrealized
      losses on securities
      available for sale.........                                                                 (43,404)    (43,404)
    Foreign currency translation
      adjustment.................                                                                     633         633
                                                                                                           ----------
Total comprehensive income.......                                                                             478,966
Dividend reinvestment plan.......         308                    17                                                17
Deferred compensation--restricted
  stock awards...................                                                      185                        185
Stock options exercised..........   1,520,109     1,520      61,223                                            62,743
Stock issued in acquisitions.....   2,008,719     2,009     112,569                                           114,578
Common stock repurchased(2)......                              (174)  (118,618)                              (118,792)
Dividends declared on common
  stock, $1.03 per share(3)......                                                 (151,974)                  (151,974)
                                               --------  ----------  ---------  ----------  -------------  ----------
Net change.......................                 3,529     173,618   (118,618)    400,233        (73,056)    385,723
                                  -----------  --------  ----------  ---------  ----------  -------------  ----------
BALANCE SEPTEMBER 30, 2004....... 149,529,292  $149,529  $  728,791  $(131,464) $3,400,117  $     (20,814) $4,126,159
                                  ===========  ========  ==========  =========  ==========  =============  ==========
-----------------------------

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            FOR THE NINE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                         -------------------------
(DOLLARS IN THOUSANDS)                                                       2003          2004
----------------------------------------------------------------------   -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................   $   435,320    $  552,022
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    (Reversal of) provision for credit losses.........................        75,000       (25,000)
    Depreciation, amortization and accretion..........................        87,332       100,631
    Provision for deferred income taxes...............................        60,425        29,411
    Gains on securities available for sale............................        (7,042)       (1,612)
    Net increase in prepaid expenses..................................       (89,272)      (96,009)
    Net increase (decrease) in accrued expenses and other liabilities.      (189,413)      230,364
    Net (increase) decrease in other assets, net of acquisitions......      (101,842)      183,393
    Net increase in trading account assets............................       (44,178)      (35,885)
    Loans originated for resale.......................................      (269,186)     (661,342)
    Net proceeds from sale of loans originated for resale.............       291,198       518,739
    Other, net........................................................        27,716        19,606
                                                                         -----------    ----------
    Total adjustments.................................................      (159,262)      262,296
                                                                         -----------    ----------
  Net cash provided by (used in) operating activities.................       276,058       814,318
                                                                         -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale................       308,051        13,479
  Proceeds from matured and called securities available for sale......     2,689,120     3,177,262
  Purchases of securities available for sale, net of acquisitions.....    (5,849,353)   (4,386,300)
  Net (increase) decrease in loans, net of acquisitions...............       758,743    (2,152,469)
  Net cash provided by (paid in) acquisitions.........................       (60,920)       28,086
  Purchases of premises and equipment.................................       (70,192)      (58,064)
  Other, net..........................................................           823         1,866
                                                                         -----------    ----------
    Net cash provided by (used in) investing activities...............    (2,223,728)   (3,376,140)
                                                                         -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits, net of acquisitions............     2,650,264     3,066,571
  Net increase (decrease) in federal funds purchased and securities
    sold under repurchase agreements..................................       (49,615)      367,896
  Net increase (decrease) in commercial paper and other borrowed funds      (386,323)       11,961
  Repayment of junior subordinated debt...............................            --      (360,825)
  Common stock repurchased............................................      (344,840)     (118,792)
  Payments of cash dividends..........................................      (130,896)     (144,146)
  Stock options exercised.............................................        35,792        62,743
  Other, net..........................................................           881           650
                                                                         -----------    ----------
    Net cash provided by (used in) financing activities...............     1,775,263     2,886,058
                                                                         -----------    ----------
Net increase (decrease) in cash and cash equivalents..................      (172,407)      324,236
Cash and cash equivalents at beginning of period......................     4,442,122     3,499,005
Effect of exchange rate changes on cash and cash equivalents..........        16,565        (4,140)
                                                                         -----------    ----------
Cash and cash equivalents at end of period............................   $ 4,286,280    $3,819,101
                                                                         ===========    ==========
CASH PAID DURING THE PERIOD FOR:
  Interest............................................................   $   155,469    $  122,236
  Income taxes........................................................       187,723       230,094
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisitions:
    Fair value of assets acquired.....................................   $   721,749    $  991,887
    Purchase price:
      Cash............................................................       (83,597)      (33,772)
      Stock issued....................................................       (48,254)     (114,578)
                                                                         -----------    ----------
    Liabilities assumed...............................................   $   589,898    $  843,537
                                                                         ===========    ==========

     See accompanying notes to condensed consolidated financial statement.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.
GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. However, they do not include all of the disclosures necessary for annual financial statements in conformity with U.S. GAAP. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2003. The preparation of financial statements in conformity with U.S. GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

     UnionBanCal Corporation is a commercial bank holding company and has, as its major subsidiary, a banking subsidiary, Union Bank of California, N.A. (the
Bank). The Company provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, but also nationally and internationally.

     Since November 1999 through September 30, 2004, the Company has announced stock repurchase plans totaling $700 million and as of September 30, 2004 has repurchased $517 million of common stock under these repurchase plans. The Company repurchased $58 million, $44 million, $12 million and $63 million of common stock in 2003, the first quarter of 2004, the second quarter of 2004, and the third quarter of 2004, respectively, as part of these repurchase plans. As of September 30, 2004, $183 million of the Company's common stock is authorized for repurchase. Under separate stock repurchase agreements, the Company purchased $600 million of its common stock, $300 million in August 2002 and $300 million in September 2003, from its majority owner, The Bank of Tokyo-Mitsubishi, Ltd. (BTM), which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group, Inc. At September 30, 2004, BTM owned approximately 62 percent of the Company's outstanding common stock.

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

     At September 30, 2004, the Company has two stock-based employee compensation plans. For further discussion concerning our stock-based employee compensation plans see Note 14 of the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2003. The

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS (CONTINUED)

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


                                               FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                               --------------------   -------------------
(DOLLARS IN THOUSANDS)                           2003        2004       2003       2004
---------------------------------------------  --------    --------   --------  ---------
AS REPORTED NET INCOME.......................  $155,045    $163,438   $435,320   $552,022
Stock option-based employee compensation
  expense (determined under fair value
  based method for all awards, net of
  taxes).....................................    (6,479)     (6,710)   (18,962)   (19,925)
                                               --------    --------   --------  ---------
Pro forma net income, after stock option-
  based employee compensation expense........  $148,566    $156,728   $416,358   $532,097
                                               ========    ========   ========  =========
EARNINGS PER SHARE--BASIC
As reported..................................  $   1.04    $   1.11   $   2.90  $    3.74
Pro forma....................................  $   0.99    $   1.06   $   2.77  $    3.61
EARNINGS PER SHARE--DILUTED
As reported..................................  $   1.02    $   1.09   $   2.87  $    3.68
Pro forma....................................  $   0.98    $   1.04   $   2.75  $    3.55


     Compensation cost associated with the Company's unvested restricted stock issued under the management stock plan is measured based on the market price of the stock at the grant date and is expensed over the vesting period. Compensation expense related to restricted stock awards for the three and nine months ended September 30, 2003 and 2004 was not significant.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on how to identify a variable interest entity (VIE), and when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A VIE exists when either the total equity investment at risk is

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

not sufficient to permit the entity to finance its activities by itself, or the equity investors lack a controlling financial interest or they have voting rights that are not proportionate to their economic interest. A company that holds variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders.

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

     ACCOUNTING   FOR   EMPLOYERS'   DISCLOSURES   ABOUT   PENSIONS   AND  OTHER
     POSTRETIREMENT BENEFITS

     In December 2003, the FASB issued SFAS No. 132R, a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106." The Statement expands the disclosure requirements of SFAS No. 132 to include information describing types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net period benefit costs of defined pension plans and other defined benefit postretirement plans. The Statement is effective for financial statements with fiscal years ending after December 15, 2003. The expanded disclosures required by SFAS No. 132R are disclosed in Note 7 of the Notes to Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2003. For further information on the impact of adoption and disclosure required under SFAS No. 132R, see Note 10 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

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

     THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS

     In March 2004, the Emerging Issues Task Force reached  consensus on certain
incremental    issues   related   to   Issue   No.   03-1,   "The   Meaning   of
Other-Than-Temporary  Impairment and Its Application to

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Certain Investments." In addition to disclosure requirements that were effective for fiscal years ending after December 15, 2003, EITF Issue No. 03-1 requires that companies recognize impairment equal to the difference between the investment's cost and fair value if the investor does not have the ability and intent to hold the investment for a period of time sufficient for a forecasted recovery of fair value up to or beyond the cost of the investment. EITF Issue No. 03-1 is effective for interim periods beginning after June 15, 2004. However, certain guidance contained in the EITF has been delayed by FASB Staff Position (FSP) EITF Issue 03-1-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The Company adopted the disclosure provisions of EITF Issue No. 03-1 on December 31, 2003 and any impact arising from the reissuance of EITF No. 03-1 with respect to the recognition of other-than-temporary impairment will be assessed at that time.

     PRESCRIPTION DRUG BENEFITS

     In May 2004, the FASB issued FSP Financial Accounting Standards (FAS) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP provides guidance on the accounting for the effects of the Medicare prescription drug benefit and the federal subsidy to sponsors of retiree healthcare benefit plans that offer prescription drug coverage to retirees that is actuarially equivalent to the Medicare benefit. In accordance with the FSP, sponsoring companies must recognize the subsidy in the measurement of their plan's accumulated postretirement benefit obligation (APBO) and net postretirement benefit cost. The Company adopted FSP FAS No. 106-2 on July 1, 2004. For further information on the impact of adoption and disclosure required under FSP FAS No. 106-2, see
Note 10 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

NOTE 3--EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months and nine months ended September 30, 2003 and 2004.



                                THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                             -------------------------------------    -------------------------------------
                                   2003               2004                  2003               2004
                             ------------------ ------------------    -------------------------------------
(AMOUNTS IN THOUSANDS,
  EXCEPT PER SHARE DATA)       BASIC   DILUTED    BASIC   DILUTED       BASIC   DILUTED    BASIC   DILUTED
---------------------------  -------- --------- -------- ---------    -------- --------- -------- ---------
Net Income.................  $155,045 $ 155,045 $163,438 $ 163,438    $435,320 $ 435,320 $552,022 $ 552,022
                             ======== ========= ======== =========    ======== ========= ======== =========
Weighted average common
  shares outstanding.......   149,528   149,528  147,555   147,555     150,060   150,060  147,548   147,548
Additional shares due to:
Assumed conversion of
  dilutive stock options...        --     2,034       --     2,824          --     1,485       --     2,479
                             -------- --------- -------- ---------    -------- --------- -------- ---------
Adjusted weighted average
  common shares outstanding   149,528   151,562  147,555   150,379     150,060   151,545  147,548   150,027
                             ======== ========= ======== =========    ======== ========= ======== =========
Net income per share.......  $   1.04 $    1.02 $   1.11 $    1.09    $   2.90 $    2.87 $   3.74 $    3.68
                             ======== ========= ======== =========    ======== ========= ======== =========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 4--ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The following table presents the components of other  comprehensive  income
(loss) and the related tax effect allocated to each component.



                                                            BEFORE
                                                             TAX        TAX       NET OF
(DOLLARS IN THOUSANDS)                                      AMOUNT     EFFECT      TAX
-------------------------------------------------------   ---------   --------   ---------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003:
Cash flow hedge activities:
  Unrealized net gains on hedges arising during the
    period.............................................   $  48,126   $(18,408)  $  29,718
  Less: reclassification adjustment for net gains on
        hedges included in net income..................    (109,485)    41,878     (67,607)
                                                          ---------   --------   ---------
Net change in unrealized gains on hedges...............     (61,359)    23,470     (37,889)
                                                          ---------   --------  ----------
Securities available for sale:
  Unrealized holding losses arising during the period
    on securities available for sale...................    (135,739)    51,920     (83,819)
  Less: reclassification adjustment for net gains on
        securities available for sale included in net
        income.........................................      (7,042)     2,694      (4,348)
                                                          ---------   --------   ---------
Net change in unrealized gains on securities available
  for sale.............................................    (142,781)    54,614     (88,167)
                                                          ---------   --------   ---------
Foreign currency translation adjustment................       1,372       (525)        847
                                                          ---------   --------   ---------
Net change in accumulated other comprehensive
  income (loss)........................................   $(202,768)  $ 77,559   $(125,209)
                                                          =========   ========   =========
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004:
Cash flow hedge activities:
  Unrealized net gains on hedges arising during the
    period.............................................   $  12,680   $ (4,850)  $   7,830
  Less: reclassification adjustment for net gains on
        hedges included in net income..................     (61,725)    23,610     (38,115)
                                                          ---------   --------   ---------
Net change in unrealized gains on hedges...............     (49,045)    18,760     (30,285)
                                                          ---------   --------   ---------
Securities available for sale:
  Unrealized holding losses arising during the period
    on securities available for sale...................     (68,679)    26,270     (42,409)
  Less: reclassification adjustment for net gains on
        securities available for sale included in
        net income.....................................      (1,612)       617        (995)
                                                          ---------   --------   ---------
Net change in unrealized losses on securities
  available for sale...................................     (70,291)    26,887     (43,404)
                                                          ---------   --------   ---------
Foreign currency translation adjustment................       1,025       (392)        633
                                                          ---------   --------   ---------
Net change in accumulated other comprehensive
  income (loss)........................................   $(118,311)  $ 45,255   $ (73,056)
                                                          =========   ========   =========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 4--ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

     The following table presents accumulated other comprehensive income (loss) balances.



                                    NET             NET
                                 UNREALIZED      UNREALIZED
                               GAINS (LOSSES)  GAINS (LOSSES)    FOREIGN     MINIMUM     ACCUMULATED
                                  ON CASH       ON SECURITES     CURRENCY    PENSION        OTHER
                                    FLOW          AVAILABLE    TRANSLATION  LIABILITY   COMPREHENSIVE
(DOLLARS IN THOUSANDS)             HEDGES         FOR SALE      ADJUSTMENT  ADJUSTMENT  INCOME (LOSS)
-----------------------------  --------------  --------------   ----------  ----------  -------------
BALANCE, DECEMBER 31, 2002...    $104,368        $147,450        $(10,649)    $(1,075)     $240,094
Change during the period.....     (37,889)        (88,167)            847          --      (125,209)
                                 --------        --------        --------     -------      --------
BALANCE, SEPTEMBER 30, 2003..    $ 66,479        $ 59,283        $ (9,802)    $(1,075)     $114,885
                                 --------        --------        --------     -------      --------
BALANCE, DECEMBER 31, 2003...    $ 43,786        $ 22,535        $(10,293)    $(3,786)     $ 52,242
Change during the period.....     (30,285)        (43,404)            633          --       (73,056)
                                 --------        --------        --------     -------      --------
BALANCE, SEPTEMBER 30, 2004..    $ 13,501        $(20,869)       $ (9,660)    $(3,786)     $(20,814)
                                 ========        ========        ========     =======      ========



NOTE 5--BUSINESS COMBINATIONS

     The Company has regularly sought opportunities to acquire financial services companies and businesses. Generally, the Company does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

     On January 16, 2004, we completed our acquisition of Business Bank of California, a commercial bank headquartered in San Bernardino, California, with $704 million in assets and fifteen full-service branches in the Southern California Inland Empire and the San Francisco Bay Area. The core deposit intangibles are being amortized on an accelerated basis over their economic useful life of a weighted average 6 years.

     On August 1, 2004, the Company's subsidiary, Union Bank of California, N.A. (the Bank), completed its acquisition of the business portfolio of CNA Trust Company (CNAT). The Company acquired total assets and assumed liabilities of $173 million, each, for a cash consideration of $12 million. CNAT, based in Costa Mesa, California, was a subsidiary of Chicago-based CNA Financial Corporation. The identifiable intangibles are being amortized on an accelerated basis over their economic useful life of a weighted average 7 years.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 6--GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2004 are as follows:



                                                                      IDENTIFIABLE INTANGIBLE ASSETS
                                                               --------------------------------------------
                                                               CORE DEPOSIT  RIGHTS-TO-  TOTAL IDENTIFIABLE
                                                     GOODWILL   INTANGIBLES  EXPIRATION   INTANGIBLE ASSETS
                                                     --------  ------------  ----------  ------------------
Balance, December 31, 2003.........................  $226,556     $22,117      $27,475         $49,592
  Amounts recorded during the year.................    94,279      25,167            0          25,167
  Amortization expense.............................         0     (10,077)      (3,706)        (13,782)
                                                     --------     -------      -------         -------
Balance, September 30, 2004........................  $320,835     $37,207      $23,769         $60,977
                                                     ========     =======      =======         =======
Estimated amortization expense for the years
  ending:
Remaining 2004.....................................               $ 4,104      $ 1,236         $ 5,340
2005...............................................                13,540        4,311          17,851
2006...............................................                 8,201        3,672          11,873
2007...............................................                 4,775        3,113           7,888
2008...............................................                 2,821        2,622           5,443
thereafter.........................................                 3,767        8,815          12,582
                                                                  -------      -------         -------
Total amortization expense after September 30, 2004               $37,208      $23,769         $60,977
                                                                  =======      =======         =======


NOTE 7--BUSINESS SEGMENTS

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 7--BUSINESS SEGMENTS (CONTINUED)

     o The Global Markets Group is responsible for the Company's market risk management including liquidity, interest rate and price risks, and offers a broad range of risk management and trading products and services to the Company's clients through the groups described above.

     The information, set forth in the tables on the following pages, reflects selected income statement and balance sheet items by business unit. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to U.S. GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the total asset line of the table are the amounts of goodwill for each reporting unit as of September 30, 2003 and 2004. Substantially all of the goodwill reflected on the Consolidated Balance Sheet is attributed to the Community Banking and Investment Services Group.

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

     "Other" is comprised of certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent basis amount, the amount of the (reversal of) provision for credit losses over/(under) the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowance for credit losses, and the residual costs of support groups. In addition, it includes the Pacific Rim Corporate Group, which offers financial products to Japanese-owned subsidiaries located in the U.S. On an individual basis, none of the items in "Other" are significant to the Company's business. Included in noninterest income for the first nine months of 2004 is a $93.0 million gain resulting from the sale of the Company's merchant card portfolio, which has not been included in the results of the Community Banking and Investment Services Group.

     The business units' results for the prior periods have been restated to reflect changes in the transfer pricing methodology and any reorganization changes that may have occurred.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 7--BUSINESS SEGMENTS (CONTINUED)


                                              COMMUNITY BANKING
                                                AND INVESTMENT    COMMERCIAL FINANCIAL   INTERNATIONAL
                                                SERVICES GROUP       SERVICES GROUP      BANKING GROUP
                                              ------------------  -------------------  ------------------
                                                    AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                              -----------------------------------------------------------
                                                2003      2004      2003       2004      2003       2004
--------------------------------------------  --------  --------  --------   --------  -------    -------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Net interest income.........................  $173,733  $203,040  $186,249   $203,288  $ 8,537    $ 9,802
Noninterest income..........................   110,912   125,042    67,591     64,317   18,117     19,069
                                              --------  --------  --------   --------  -------    -------
Total revenue...............................   284,645   328,082   253,840    267,605   26,654     28,871
Noninterest expense.........................   202,283   235,883   103,277    108,519   15,323     16,728
Credit expense (income).....................     7,996     8,400    39,397     24,781      511        566
                                              --------  --------  --------   --------  -------    -------
Income (loss) before income tax expense
  (benefit).................................    74,366    83,799   111,166    134,305   10,820     11,577
                                              --------  --------  --------   --------  -------    -------
Income tax expense (benefit)................    28,445    32,053    36,128     44,414    4,139      4,428
Net income (loss)...........................  $ 45,921  $ 51,746  $ 75,038  $  89,891  $ 6,681    $ 7,149
                                              ========  ========  ========  =========  =======    =======
TOTAL ASSETS, END OF PERIOD (dollars in
  millions):................................  $ 12,958  $ 14,697  $ 14,255  $  15,750  $ 2,012    $ 2,224
                                              ========  ========  ========  =========  =======    =======

                                                    GLOBAL                                UNIONBANCAL
                                                 MARKETS GROUP           OTHER            CORPORATION
                                              ------------------  -------------------  -------------------
                                                   AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                              ------------------------------------------------------------
                                                2003      2004      2003       2004      2003       2004
--------------------------------------------  --------  --------  --------  ---------  --------   --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Net interest income.........................   $18,140  $(35,642) $ 14,430  $  31,602  $401,089   $412,090
Noninterest income..........................    (1,097)    1,561     5,947      5,965   201,470    215,954
                                              --------  --------  --------  ---------  --------   --------
Total revenue...............................    17,043   (34,081)   20,377     37,567   602,559    628,044
Noninterest expense.........................     3,926     5,225    24,052      6,036   348,861    372,391
Credit expense (income).....................        50        54   (27,954)   (43,801)   20,000    (10,000)
                                              --------  --------  --------  ---------  --------   --------
Income (loss) before income tax expense
  (benefit).................................    13,067   (39,360)   24,279     75,332   233,698    265,653
Income tax expense (benefit)................     4,998   (15,055)    4,943     36,375    78,653    102,215
                                              --------  --------  --------  ---------  --------   --------
Net income (loss)...........................  $  8,069  $(24,305) $ 19,336  $  38,957  $155,045   $163,438
                                              ========  ========  ========  =========  ========   ========
TOTAL ASSETS, END OF PERIOD (dollars in
  millions):................................  $ 12,046  $ 13,139  $  1,332  $   1,181  $ 42,603   $ 46,991
                                              ========  ========  ========  =========  ========   ========

                                              COMMUNITY BANKING
                                               AND INVESTMENT     COMMERCIAL FINANCIAL   INTERNATIONAL
                                               SERVICES GROUP        SERVICES GROUP      BANKING GROUP
                                              ------------------  -------------------  -------------------
                                                    AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                              ------------------------------------------------------------
                                                2003      2004      2003      2004       2003       2004
--------------------------------------------  --------  --------  --------  ---------  --------   --------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Net interest income.........................  $505,206  $571,536  $546,437  $ 578,265  $ 25,654   $ 26,832
Noninterest income..........................   324,416   371,436   187,055    206,483    59,690     59,519
                                              --------  --------  --------  ---------  --------   --------
Total revenue...............................   829,622   942,972   733,492    784,748    85,344     86,351
Noninterest expense.........................   599,400   678,512   307,132    317,208    45,656     49,368
Credit expense (income).....................    23,840    23,984   124,006     82,443     1,563      1,815
                                              --------  --------  --------  ---------  --------   --------
Income (loss) before income tax expense
  (benefit).................................   206,382   240,476   302,354    385,097    38,125     35,168
Income tax expense (benefit)................    78,941    91,982    96,355    127,983    14,583     13,451
                                              --------  --------  --------  ---------  --------   --------
Net income (loss)...........................  $127,441  $148,494  $205,999  $ 257,114  $ 23,542   $ 21,717
                                              ========  ========  ========  =========  ========   ========
TOTAL ASSETS, END OF PERIOD (dollars in
  millions):................................  $ 12,958  $ 14,697  $ 14,255  $  15,750  $  2,012   $  2,224
                                              ========  ========  ========  =========  ========   ========

                                                     GLOBAL                               UNIONBANCAL
                                                 MARKETS GROUP          OTHER             CORPORATION
                                              ------------------  -------------------  ---------------------
                                                    AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------------------------------------
                                                2003      2004      2003      2004        2003       2004
--------------------------------------------  --------  --------  --------  ---------  ---------- ----------
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Net interest income.........................  $ 56,371  $(50,293) $ 43,978  $  86,029  $1,177,646 $1,212,369
Noninterest income..........................     2,311     4,497    16,940    116,234     590,412    758,169
                                              --------  --------  --------  ---------  ---------- ----------
Total revenue...............................    58,682   (45,796)   60,918    202,263   1,768,058  1,970,538
Noninterest expense.........................    12,158    16,093    78,119     60,718   1,042,465  1,121,899
Credit expense (income).....................       150       280   (74,559)  (133,522)     75,000    (25,000)
                                              --------  --------  --------  ---------  ---------- ----------
Income (loss) before income tax expense
  (benefit).................................    46,374   (62,169)   57,358    275,067     650,593    873,639
Income tax expense (benefit)................    17,738   (23,780)    7,656    111,981     215,273    321,617
                                              --------  --------  --------  ---------  ---------- ----------
Net income (loss)...........................  $ 28,636  $(38,389) $ 49,702  $ 163,086  $  435,320 $  552,022
                                              ========  ========  ========  =========  ========== ==========
TOTAL ASSETS, END OF PERIOD (dollars in
  millions):................................  $ 12,046  $ 13,139  $  1,332  $   1,181  $   42,603 $   46,991
                                              ========  ========  ========  =========  ========== ==========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 8--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING

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

     CASH  FLOW  HEDGES

     HEDGING STRATEGIES FOR VARIABLE RATE LOANS AND CERTIFICATES OF DEPOSIT

     The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, e.g., U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument is identical. Cash flow hedging strategies include the utilization of purchased floor, cap, corridor options and interest rate swaps. At September 30, 2004, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 1.0 year.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 8--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING

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

     Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge matches those of the loans or CDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In the third quarter of 2004, the Company recognized a net gain of $0.1 million due to ineffectiveness, which is recognized in noninterest expense, compared to a net gain of less than $0.1 million in the third quarter of 2003.

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

     The fair value hedging transaction was structured at inception so that the notional amount of the swap matched an associated principal amount of the Trust Notes. The interest payment dates, the expiration date, and the embedded call option of the swap matched those of the Trust Notes. Because the interest rate swap was terminated in the first quarter of 2004, there was no ineffectiveness on the fair value hedge during the third quarter of 2004 compared to a net gain of less than $0.1 million in the third quarter of 2003.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 8--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING

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

NOTE 9--GUARANTEES

     Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of one year or less. Collateral may be obtained based on management's credit assessment of the customer. As of September 30, 2004, the Company's maximum exposure to loss for standby and commercial letters of credit was $3.0 billion and $297.8 million, respectively. At September 30, 2004, the carrying value of the Company's standby and commercial letters of credit, which is included in other liabilities on the consolidated balance sheet, totaled $5.3 million.

     Principal investments include direct investments in private and public companies and indirect investments in private equity funds. The Company issues commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate. At September 30, 2004, the Company had commitments to fund principal investments of $66.8 million.

     The Company has contingent consideration agreements that guarantee additional payments to acquired insurance agencies' stockholders based on the agencies' future performance in excess of established revenue and/or earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. If the insurance agencies' future performance exceeds these thresholds during a three-year period, the Company will be liable to make payments to those former stockholders. As of September 30, 2004, the Company had a maximum exposure of $7.4 million for these agreements, the last of which expire in December 2006.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 9--GUARANTEES (CONTINUED)

     The Company is fund manager for limited liability corporations issuing low-income housing credit (LIHC) investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits, and operating deficit thresholds over a ten-year average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability corporations issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of September 30, 2004, the Company's maximum exposure to loss under these guarantees was limited to a return of investor capital and minimum investment yield, or $103.6 million. The Company maintains a reserve of $4.0 million for these guarantees.

     The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantee of commercial paper obligations and leveraged lease transactions. Guarantees issued by the Bank for an affiliate's commercial paper program are done in order to facilitate their sale. As of September 30, 2004, the Bank had a maximum exposure to loss under these guarantees, which have an average term of less than one year, of $627.5 million. The Bank's guarantee is fully collateralized by a pledged deposit. UnionBanCal Corporation guarantees its subsidiaries' leveraged lease transactions, which have terms ranging from 15 to 30 years. Following the original funding of the leveraged lease transactions, UnionBanCal Corporation has no material obligation to be satisfied. As of September 30, 2004, UnionBanCal Corporation had no material exposure to loss under these guarantees.

     The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $1.7 billion at September 30, 2004. The market value of the associated collateral was $1.8 billion at September 30, 2004.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 10--PENSION AND OTHER POSTRETIREMENT BENEFITS

     The following tables summarize the components of net periodic benefit costs for the three months and nine months ended September 30, 2003 and 2004.



                                               PENSION BENEFITS         OTHER BENEFITS
                                             --------------------    --------------------
                                             FOR THE THREE MONTHS    FOR THE THREE MONTHS
                                              ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                             --------------------    --------------------
(DOLLARS IN THOUSANDS)                         2003        2004        2003        2004
-------------------------------------------- --------    --------    -------     --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................ $  8,217    $  9,415    $ 1,295     $    849
Interest cost...............................   11,875      13,059      2,641        1,399
Expected return on plan assets.............. (18,203)     (20,782)    (1,687)      (2,292)
Amortization of prior service cost..........      267         266       (24)          (24)
Amortization of transition amount...........       --          --        637          637
Recognized net actuarial loss (gain)........    1,042       3,609      1,599         (539)
                                             --------    --------    -------     --------
Total net periodic benefit cost............. $  3,198    $  5,567    $ 4,461     $     30
                                             ========    ========    =======     ========

                                               PENSION BENEFITS        OTHER BENEFITS
                                             --------------------    --------------------
                                              FOR THE NINE MONTHS    FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                             --------------------    --------------------
(DOLLARS IN THOUSANDS)                         2003        2004       2003         2004
-------------------------------------------- --------    --------    -------     --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................ $ 24,650    $ 28,244    $ 3,885     $  4,232
Interest cost...............................   35,625      39,179      7,921        7,079
Expected return on plan assets..............  (54,608)    (62,347)    (5,060)      (6,759)
Amortization of prior service cost..........      800         800        (72)         (72)
Amortization of transition amount...........       --          --      1,912        1,912
Recognized net actuarial loss...............    3,127      10,826      4,796        2,997
                                             --------    --------    -------     --------
Total net periodic benefit cost............. $  9,594    $ 16,702    $13,382     $  9,389
                                             ========    ========    =======     ========


     In the third quarter of 2004, the Company recorded a $4.7 million reduction in employee benefit expense associated with the remeasurement of our postretirement benefits as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("The Act"). The reduction is attributable to a federal subsidy provided by The Act to employers that sponsor retiree health care plans with drug benefits that are equivalent to those offered under Medicare Part D. The effect of the subsidy on the measurement of net periodic postretirement benefit cost for the year-to-date period ending September 30, 2004 includes a $2.3 million actuarial experience gain, a $0.9 million reduction in service cost, and a $1.5 million reduction in interest cost on the accumulated postretirement benefit obligation (APBO). The effect of the subsidy related to benefits attributed to past service in measuring the Company's January 1, 2004 APBO was a reduction of $30.8 million related to benefits attributed to past service.

     As previously disclosed in its consolidated financial statements for the year ended December 31, 2003, the Company expected to make discretionary cash contributions of $80 million to its defined benefit plan in 2004. The Company made cash contributions of $80 million and $20 million in March and June 2004, respectively. The Company did not make any contributions to the plan in the third quarter of 2004 and does not expect to make any further contributions for the remainder of 2004.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 11--SUBSEQUENT EVENTS

     On October 27, 2004, the Company's Board of Directors declared a quarterly cash dividend of $0.36 per share of common stock. The dividend will be paid on January 7, 2005 to stockholders of record as of December 10, 2004.

     On October 28, 2004, the Company's subsidiary, Union Bank of California, N.A., completed its acquisition of Jackson Federal Bank, a savings bank headquartered in Brea, California. The Company acquired approximately $1.4 billion in total assets and fourteen branches. The Company paid approximately $305 million, consisting of $168 million in cash and $137 million in the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS DOCUMENT INCLUDES FORWARD-LOOKING INFORMATION, WHICH IS SUBJECT TO THE "SAFE HARBOR" CREATED BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WE MAY MAKE FORWARD-LOOKING STATEMENTS IN OTHER UNITED STATES SECURITIES AND EXCHANGE COMMISSION (SEC) FILINGS, PRESS RELEASES, NEWS ARTICLES, CONFERENCE CALLS WITH WALL STREET ANALYSTS AND STOCKHOLDERS AND WHEN WE ARE SPEAKING ON BEHALF OF UNIONBANCAL CORPORATION. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY LOOKING AT THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. OFTEN, THEY INCLUDE THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "ESTIMATE," "POTENTIAL," "PROJECT," OR WORDS OF SIMILAR MEANING, OR
FUTURE OR CONDITIONAL VERBS SUCH AS "WILL," "WOULD," "SHOULD," "COULD," OR "MAY." THEY MAY ALSO CONSIST OF ANNUALIZED AMOUNTS BASED ON HISTORICAL INTERIM PERIOD RESULTS. IN THIS DOCUMENT, FOR EXAMPLE, WE MAKE FORWARD-LOOKING
STATEMENTS DISCUSSING OUR EXPECTATIONS ABOUT THE IMPACT ON UNIONBANCAL CORPORATION OF: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS; BANK SECRECY
ACT-RELATED  MATTERS;   INCREASES  IN  BUSINESS  ACTIVITY  AND  INTEREST  RATES;
INVESTMENTS IN BANK ACQUISITIONS, DE NOVO BRANCHES AND TECHNOLOGY; MATURING DERIVATIVE HEDGES; CHANGES IN OUR CALIFORNIA EFFECTIVE TAX RATE RELATED TO PROJECTED PROFIT INCREASES FOR MITSUBISHI TOKYO FINANCIAL GROUP, INC.; CREDIT-RELATED TRENDS REFLECTED IN THE UNALLOCATED PORTION OF OUR ALLOWANCE FOR CREDIT LOSSES; CHANGES IN OUR NET INTEREST INCOME DUE TO POSSIBLE CHANGES IN INTEREST RATES AND OTHER FACTORS; AND CERTAIN PENDING LEGAL ACTIONS. THESE FORWARD-LOOKING STATEMENTS ARE INTENDED TO PROVIDE INVESTORS WITH ADDITIONAL INFORMATION WITH WHICH THEY MAY ASSESS OUR FUTURE POTENTIAL. ALL OF THESE FORWARD-LOOKING STATEMENTS ARE BASED ON ASSUMPTIONS ABOUT AN UNCERTAIN FUTURE AND ARE BASED ON INFORMATION AVAILABLE AT THE DATE SUCH STATEMENTS ARE ISSUED. WE DO NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT FACTS, CIRCUMSTANCES, ASSUMPTIONS OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

     THERE ARE NUMEROUS RISKS AND UNCERTAINTIES THAT COULD AND WILL CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN OUR FORWARD-LOOKING STATEMENTS. MANY OF THESE FACTORS ARE BEYOND OUR ABILITY TO CONTROL OR PREDICT AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS OR PROSPECTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: FLUCTUATIONS IN INTEREST RATES, GOVERNMENT POLICIES, REGULATIONS, AND THEIR ENFORCEMENT (INCLUDING MONETARY AND FISCAL POLICIES AND BANK SECRECY ACT-RELATED MATTERS), LEGISLATION, ECONOMIC CONDITIONS, CREDIT QUALITY OF BORROWERS, OPERATIONAL FACTORS, COMPETITION IN THE GEOGRAPHIC AND BUSINESS AREAS IN WHICH THE COMPANY CONDUCTS ITS OPERATIONS, GLOBAL POLITICAL CONDITIONS, THE CONTROLLING INTEREST IN US OF THE BANK OF TOKYO-MITSUBISHI, LTD. (BTM), WHICH IS A WHOLLY-OWNED SUBSIDIARY OF MITSUBISHI TOKYO FINANCIAL GROUP, INC. (MTFG), AND RISKS ASSOCIATED WITH VARIOUS STRATEGIES WE MAY PURSUE, INCLUDING POTENTIAL ACQUISITIONS, DIVESTITURES AND RESTRUCTURINGS. SEE ALSO THE SECTION ENTITLED "CERTAIN BUSINESS RISK FACTORS" LOCATED NEAR THE END OF "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

INTRODUCTION

     We  are  a   California-based,   commercial   bank  holding   company  with
consolidated assets of $47.0 billion at September 30, 2004. During 2003, UnionBanCal Corporation changed its state of incorporation from California to Delaware. Our majority owner, BTM, owned approximately 62 percent of our outstanding common stock at September 30, 2004.

EXECUTIVE OVERVIEW

     We are providing you with an overview of what we believe are the most significant events that impacted our results for the third quarter of 2004. You should carefully read the rest of this document for more detailed information that will assist your understanding of trends, events and uncertainties that may impact us.

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

     Overall credit quality in the commercial lending area continued to improve in the third quarter of 2004. The improvements came from positive financial results and economic outlooks of our borrowers, as well as payoffs, partially offset by a slight increase in our nonperforming assets. Nonaccrual loans increased slightly from June 30, 2004 to $180 million, but have declined significantly from December 31, 2003. With credit quality improvements partially offset by growth in commercial lending, we recorded a reversal of provision for credit losses of $10.0 million for the quarter.

     Continuing low levels of interest rates have hampered growth in net interest income, as our assets have continued to reprice at relatively low levels. Significant contributors to the reduced asset yields were mortgage refinancings, which further reduced our net interest income on our residential mortgage loans and our mortgage-backed securities portfolio. Derivative contracts, used to hedge the impact of falling interest rates on our lending activities, began to expire in late 2003, further compressing our net interest margin in the third quarter of 2004. A discussion of the impact of our hedges is included in our detailed analysis of net interest income. Despite these pressures, we have benefited from a higher level of earning assets, including a significantly higher amount of securities, strong deposit growth, and changes in our capital structure, including replacing higher cost debt with lower cost funding. We expect that if business activity continues to pick up and interest rates rise gradually, our net interest income will rise as well.

     Growth in core deposits was particularly strong in the third quarter of 2004, compared to the third quarter of 2003, providing us with a low cost of funding, which is a competitive advantage. Average demand deposits for the third quarter of 2004 were 48 percent of average total deposits compared to 47 percent for the third quarter of 2003, contributing to an average annualized all-in cost of funds (interest expense divided by total interest bearing liabilities and noninterest bearing deposits) of 0.49 percent and 0.50 percent in the third quarters of 2004 and 2003, respectively. We attract deposits by offering a variety of cash management products aimed at business clients, including web cash management, check imaging, remittance and depository services and disbursements. In addition, we made two acquisitions during the first nine months of 2004 and opened a number of de novo branches, which further expanded our business locations and deposits in California. A third acquisition, Jackson Federal Bank, closed in October 2004.

     Noninterest income rose in the third quarter of 2004, compared to the third quarter of 2003, primarily as a result of higher service charges on deposits, trust and investment management fees, letters of credit and international commissions and fees. Increases in volumes, as well as our acquisitions, were primarily responsible for the increases in our noninterest income.

     Although noninterest expense rose in the third quarter of 2004, compared to the third quarter of 2003, much of that increase related to investments that we made in bank acquisitions, de novo branches and technology. We believe that these investments will bring opportunities for growth in our business by increasing our customer base and expanding the services we can provide.

CRITICAL ACCOUNTING POLICIES

     UnionBanCal Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry.

     The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In many instances, we use a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities and such a change would result in either a beneficial or adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to determine the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the loss factors that we use. Other estimates that we use are employee turnover factors for pension purposes, residual values in our leasing portfolio, fair value of our derivatives and securities, expected useful lives of our depreciable assets and assumptions regarding our effective income tax rates. We enter into derivative contracts to accommodate our customers and for our own risk management purposes. The derivative contracts are generally foreign exchange, interest rate swap and interest rate option contracts, and we plan to offer energy-related derivatives to accommodate our customers in the oil and gas industry. We value these contracts at fair value, using either readily available, market quoted prices or from information that can be extrapolated to approximate a market price. We have not historically entered into derivative contracts for our customers or for ourselves, which relate to credit, commodity or weather-related indices. We are subject to US GAAP that may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. Our most significant estimates are approved by our Chief Executive Officer (CEO) Forum, which is comprised of our most senior executives. At each financial reporting period, a review of these estimates is then presented to the Audit Committee of our Board of Directors.

     Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Accordingly, our significant accounting policies are discussed in detail in Note 1 in the "Notes to Consolidated Financial Statements" in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

FINANCIAL PERFORMANCE

SUMMARY OF FINANCIAL PERFORMANCE


                                  FOR THE THREE MONTHS INCREASE (DECREASE)   FOR THE NINE MONTHS    INCREASE (DECREASE)
                                  -------------------- ------------------   ----------------------  ------------------
                                   ENDED SEPTEMBER 30,  2004 VERSUS 2003      ENDED SEPTEMBER 30,    2004 VERSUS 2003
                                  -------------------- ------------------   ----------------------  ------------------
(DOLLARS IN THOUSANDS)              2003        2004    AMOUNT    PERCENT      2003        2004      AMOUNT    PERCENT
--------------------------------  --------    -------- -------    -------   ----------  ----------  --------   -------
RESULTS OF OPERATIONS
Net interest income(1)..........  $401,089    $412,090 $11,001      2.7%    $1,177,646  $1,212,369   $34,723      2.9%
Noninterest income
  Service charges on deposit
    accounts....................    81,832      87,555   5,723      7.0        232,061     258,682    26,621     11.5
  Trust and investment
    management fees.............    35,429      39,089   3,660     10.3        101,245     111,699    10,454     10.3
  Insurance commissions.........    15,814      17,463   1,649     10.4         45,056      57,850    12,794     28.4
  International commissions and
    fees........................    17,380      18,906   1,526      8.8         49,581      54,553     4,972     10.0
  Card processing fees, net.....    10,335       4,653  (5,682)   (55.0)        29,357      28,901     (456)     (1.6)
  Gain on sale of merchant card
    portfolio...................        --          --      --       nm             --      93,000    93,000       nm
  Other noninterest income......    40,680      48,288   7,608     18.7        133,112     153,484    20,372     15.3
                                  --------    -------- -------              ----------  ----------  --------
Total noninterest income........   201,470     215,954  14,484      7.2        590,412     758,169   167,757     28.4
Total revenue...................   602,559     628,044  25,485      4.2      1,768,058   1,970,538   202,480     11.5
(Reversal of) provision for
  credit losses.................    20,000     (10,000)(30,000)      nm         75,000     (25,000) (100,000)      nm
Noninterest expense
  Salaries and employee benefits   205,302     216,767  11,465      5.6        602,338     653,787    51,449      8.5
  Net occupancy.................    31,342      33,206   1,864      5.9         91,844      96,961     5,117      5.6
  Intangible asset amortization.     2,587       5,077   2,490     96.3          8,291      13,783     5,492     66.2
  Other noninterest expense.....   109,630     117,341   7,711      7.0        339,992     357,368    17,376      5.1
                                  --------    -------- -------              ----------  ----------  --------
Total noninterest expense.......   348,861     372,391  23,530      6.7      1,042,465   1,121,899    79,434      7.6
Income before income tax........   233,698     265,653  31,955     13.7        650,593     873,639   223,046     34.3
Income tax......................    78,653     102,215  23,562     30.0        215,273     321,617   106,344     49.4
                                  --------    -------- -------              ----------  ----------  --------
Net income......................  $155,045    $163,438 $ 8,393      5.4%    $  435,320  $  552,022  $116,702     26.8%
                                  ========    ======== =======              ==========  ==========  ========
---------------------------------

(1) Net interest income does not include any adjustments for fully taxable equivalence.


     THE PRIMARY CONTRIBUTORS TO OUR FINANCIAL PERFORMANCE FOR THE THIRD QUARTER OF 2004 COMPARED TO THE THIRD QUARTER OF 2003 ARE PRESENTED BELOW.

     o We recorded a reversal of provision for credit losses in the third quarter of 2004, which reflects continued improvement in credit quality as discussed earlier in our executive overview. (See additional discussion under "Allowance for Credit Losses.")

     o Our net interest income was favorably influenced by higher earning asset volumes, including a significantly higher amount of securities and an increase in the average balances of our commercial loan and residential real estate loan portfolios. Strong deposit growth, including an attractive mix of average noninterest bearing deposits to total deposits, also contributed favorably to our net interest income. (See our discussion under "Net Interest Income.")

     o    Our noninterest income was attributable to several factors:

          o Service charges on deposit accounts rose due to an 18 percent increase in average retail demand deposits in the third quarter of 2004 over the third quarter of 2003 and higher overdraft and return fees of $5.2 million, primarily associated with changes in our check processing introduced in April 2004;

          o Trust and investment management fees increased from the third quarter of 2003 primarily due to increased assets under administration due to continued strong sales and the addition of

               $3.7 billion from our acquisition of the business portfolio of CNA Trust Company (CNAT). Year-to-date, trust fees have grown approximately 10 percent from the first nine months of 2003. Managed assets increased by approximately 9 percent and non-managed assets increased by approximately 13 percent from the third quarter of 2003 to the third quarter of 2004. Total assets under administration increased by approximately 13 percent, to $165.8 billion, for the same period;

          o Insurance commissions increased primarily as a result of our December 2003 acquisition of Knight Insurance Agency;

          o International commissions and fees grew, reflecting strong growth in the foreign remittances product in almost all of our markets, from a combination of increased pricing, product enhancements and higher market penetration;

          o Card processing fees, net, decreased primarily due to the sale of our merchant card portfolio to NOVA Information Systems (NOVA) in the second quarter of 2004;

          o In other income, the third quarter of 2004 included higher merchant banking fees related to loan syndications.

     o    Our higher noninterest expense was attributable to several factors:

          o Salaries and employee benefits increased primarily as a result of:

               o    acquisitions and new branch openings, which accounted for 35
                    percent  of  the   increase  in  our   salaries   and  other
                    compensation;

               o    higher  performance-related   incentive  expense  from  goal
                    achievements;

               o    annual merit increases; and

               o    decreased employee benefits expense due to:

                    o a $4.7 million reduction associated with the Medicare Prescription Drug and Improvement Act of 2003. For a further discussion regarding this reduction, see Note 10 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q; partly offset by

                    o increased employee benefits expense of approximately $1.4 million associated with our acquisitions and new branch openings;

                    o increasing healthcare costs for current employees and retirees from rising insurance premiums and a greater number of participants; and

                    o the impact of the lower discount rate we are using to calculate our future pension and other postretirement liabilities;

               o Intangible asset amortization expense increased primarily as a result of our recent acquisitions; and

               o Other noninterest expense rose primarily as a result of higher operational losses and litigation.


     THE PRIMARY CONTRIBUTORS TO OUR FINANCIAL PERFORMANCE FOR THE FIRST NINE MONTHS OF 2004 COMPARED TO THE FIRST NINE MONTHS OF 2003 ARE PRESENTED BELOW.

     o We recorded a reversal of provision for credit losses, which reflects continued improvement in credit quality. (See additional discussion under "Allowance for Credit Losses.")

     o Our net interest income was favorably influenced by higher earning asset volumes, including a significantly higher amount of securities. Strong deposit growth, including an attractive mix of average noninterest bearing deposits to total deposits, also contributed favorably to our net interest income. (See our discussion under "Net Interest Income.")

     o    Our noninterest income was attributable to several factors:

          o Service charges on deposit accounts rose primarily due to a 20 percent increase in average retail demand deposits in the first nine months of 2004 over the first nine months of 2003 and higher overdraft and return fees of $15.3 million primarily associated with changes in check processing introduced in April 2004;

          o Trust and investment management fees increased from the first nine months of 2003 primarily due to increased assets under administration from continued strong sales and our acquisition of the business portfolio of CNAT. Trust fees have grown steadily since mid-2003 as the equity markets and the economy continued to stabilize;

          o Insurance commissions increased primarily as a result of our April 2003 acquisition of Tanner Insurance Brokers and the December 2003 acquisition of Knight Insurance Agency;

          o International commissions and fees grew, reflecting strong growth in the foreign remittances product in almost all of our markets, from a combination of increased pricing, product enhancements and higher market penetration;

          o The first nine months of 2004 included a $93.0 million gain on the sale of our merchant card portfolio, which was acquired by NOVA. The sale of our merchant card portfolio reflects our ongoing effort to sharpen our strategic focus. The long-term marketing alliance we formed with NOVA will provide us with marketing fees in the future;

          o The first nine months of 2004 also included net gains in private capital investment sales of $9.4 million, an $8.5 million gain on the sale of real property, higher merchant banking fees of $5.3 million, and higher foreign exchange currency profits of $3.7 million. In addition, the first nine months of 2003 included a $9.0 million gain on the redemption of a Mexican Brady Bond and net gains in private capital investment sales of $1.5 million.

     o    Our higher noninterest expense was attributable to several factors:

          o Salaries and employee benefits increased primarily as a result of:

               o    acquisitions and new branch openings, which accounted for 40
                    percent  of  the   increase  in  our   salaries   and  other
                    compensation;

               o    higher  performance-related   incentive  expense  from  goal
                    achievements;

               o    annual merit increases; and

               o    increased employee benefits expense due to:

                    o increased employee benefits expense of approximately $4.9 million associated with our recent acquisitions and new branch openings;

                    o increasing healthcare costs for current employees and retirees from rising insurance premiums and a greater number of participants;

                    o the impact of the lower discount rate we are using to calculate our future pension and other postretirement liabilities; and

                    o the impact of a higher state unemployment tax rate, which rose from 2.0 percent in the first nine months of 2003 to 3.7 percent in the first nine months of 2004; partly offset by

                    o a $4.7 million reduction associated with the Medicare Prescription Drug and Improvement Act of 2003. For a further discussion regarding this reduction, see Note 10 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q;

               o Net occupancy costs increased primarily as a result of our acquisitions and new branch openings, and reduced rental income as we relocate personnel to previously tenant-occupied premises, partially offset by a $4.2 million write-off of leasehold improvements in the third quarter of 2003;

               o Intangible asset amortization expense increased primarily as a result of our recent acquisitions; and

               o Other noninterest expense rose primarily as a result of higher software expenses, resulting from increased software purchases and development to support strategic technology initiatives, and operational losses and litigation.

NET INTEREST INCOME

     The following tables show the major components of net interest income and net interest margin.


                                                  FOR THE THREE MONTHS ENDED
                                 ----------------------------------------------------------------        INCREASE (DECREASE) IN
                                        SEPTEMBER 30, 2003             SEPTEMBER 30, 2004         ----------------------------------
                                 ------------------------------- --------------------------------        AVERAGE       INCOME/
                                             INTEREST  AVERAGE                INTEREST   AVERAGE          BALANCE       EXPENSE(1)
                                   AVERAGE    INCOME/   YIELD/      AVERAGE   INCOME/   YIELD/    ------------------ ---------------
(DOLLARS IN THOUSANDS)             BALANCE   EXPENSE(1)RATE(1)(2)   BALANCE  EXPENSE(1) RATE(1)(2)  AMOUNT   PERCENT  AMOUNT PERCENT
-------------------------------- ----------- --------- --------- ----------- ---------  --------- ---------- ------- ------- -------
ASSETS
Loans:(3)
  Domestic...................... $24,858,766 $342,629     5.48%  $26,169,937 $ 340,401     5.18%  $1,311,171    5.3% $(2,228) (0.7)%
  Foreign(4)....................   1,473,220    7,581     2.04     1,977,356    10,588     2.13      504,136   34.2    3,007  39.7
Securities--taxable.............   9,928,708   92,553     3.73    11,912,985   105,256     3.53    1,984,277   20.0   12,703  13.7
Securities--tax-exempt..........      40,592    1,015    10.00        68,884     1,416     8.22       28,292   69.7      401  39.5
Interest bearing deposits in
  banks.........................     246,897      922     1.48       568,071     2,744     1.92      321,174  130.1    1,822 197.6
Federal funds sold and
  securities purchased under
  resale agreements.............     980,271    2,532     1.02       431,138     1,616     1.49     (549,133) (56.0)     (916)(36.2)
Trading account assets..........     327,415      909     1.10       299,238     1,250     1.66      (28,177)   (8.6)     341  37.5
                                 ----------- --------            ----------- ---------            ----------         --------
      Total earning assets......  37,855,869  448,141     4.71    41,427,609   463,271     4.46    3,571,740     9.4 $ 15,130   3.4%
                                             --------                        ---------            ----------         --------
Allowance for credit losses.....    (570,773)                       (501,259)                         69,514  (12.2)
Cash and due from banks.........   2,324,389                       2,229,980                         (94,409)  (4.1)
Premises and equipment, net.....     510,205                         504,348                          (5,857)  (1.1)
Other assets....................   1,793,825                       2,052,602                         258,777   14.4
                                 -----------                     -----------                      ----------
      Total assets.............. $41,913,515                     $45,713,280                      $3,799,765   9.1%
                                 ===========                     ===========                      ==========
LIABILITIES
Domestic deposits:
  Interest bearing.............. $10,952,652   16,586     0.60   $11,807,430    18,603     0.63   $  854,778    7.8% $  2,017 12.2%
  Savings and consumer time.....   4,116,669    9,990     0.96     4,383,745     9,029     0.82      267,076    6.5      (961 (9.6)
  Large time....................   2,303,754    8,408     1.45     1,986,815     7,244     1.45     (316,939) (13.8)   (1,164)(13.8)
Foreign deposits(4).............   1,200,668    1,991     0.66     1,729,290     5,007     1.15      528,622   44.0     3,016 151.5
                                 ----------- --------            ----------- ---------            ----------         --------
      Total interest bearing
        deposits................  18,573,743   36,975     0.79    19,907,280    39,883     0.80    1,333,537    7.2     2,908  7.9
                                 ----------- --------            ----------- ---------            ----------         --------
Federal funds purchased and
  securities sold under
  repurchase agreements.........     393,772      689     0.69       867,988     2,861     1.31      474,216  120.4     2,172 315.2
Commercial paper................     781,552    1,723     0.87       639,345     1,697     1.06     (142,207) (18.2)      (26) (1.5)
Other borrowed funds............     262,512    1,673     2.53       161,504     1,117     2.75     (101,008) (38.5)     (556)(33.2)
Medium and long-term debt.......     399,761    1,738     1.73       792,083     4,369     2.19      392,322   98.1     2,631 151.4
Preferred securities and trust
  notes(5)......................     351,575    3,607     4.10        15,959       242     6.07     (335,616) (95.5)   (3,365)(93.3)
                                 ----------- --------            ----------- ---------            ----------         --------
      Total borrowed funds......   2,189,172    9,430     1.71     2,476,879    10,286     1.65      287,707   13.1       856   9.1

      Total interest bearing
        liabilities.............  20,762,915   46,405     0.89    22,384,159    50,169     0.89    1,621,244    7.8  $  3,764   8.1%
                                             --------            ----------- ---------            ----------         --------
Noninterest bearing deposits....  16,329,221                      18,207,030                       1,877,809   11.5
Other liabilities...............     986,545                       1,054,138                          67,593    6.9
                                 -----------                     -----------                      ----------
      Total liabilities.........  38,078,681                      41,645,327                       3,566,646    9.4
                                 -----------                     -----------                      ----------
STOCKHOLDERS' EQUITY
      Total stockholders' equity   3,834,834                       4,067,953                         233,119    6.1
                                 -----------                     -----------                      ----------
      Total liabilities and
        stockholders' equity.... $41,913,515                     $45,713,280                      $3,799,765    9.1%
                                 ===========                     ===========                      ==========
Net interest income/margin
  (taxable-equivalent basis)....              401,736     4.22%                413,102     3.98%
Less: taxable-equivalent
  adjustment....................                  647                            1,012
                                             --------                        ---------
      Net interest income.......             $401,089                        $ 412,090
                                             ========                        =========
----------------------

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

(5) Includes interest expense for both trust preferred securities and trust notes.



                                                  FOR THE NINE MONTHS ENDED
                                -----------------------------------------------------------------        INCREASE (DECREASE) IN
                                     SEPTEMBER 30, 2003               SEPTEMBER 30, 2004          ----------------------------------
                                -------------------------------- --------------------------------        AVERAGE        INCOME/
                                             INTEREST   AVERAGE              INTEREST    AVERAGE         BALANCE       EXPENSE(1)
                                  AVERAGE    INCOME/    YIELD/     AVERAGE    INCOME/    YIELD/   ------------------ ---------------
(DOLLARS IN THOUSANDS)            BALANCE   EXPENSE(1) RATE(1)(2)  BALANCE   EXPENSE(1) RATE(1)(2)  AMOUNT   PERCENT  AMOUNT PERCENT
------------------------------- ----------- ---------- --------- ----------- ---------- --------- ---------  ------- ------- -------
ASSETS
Loans:(3)

  Domestic..................... $24,986,259 $1,043,906    5.58%  $25,226,482 $  988,164     5.23% $ 240,223    1.0% $(55,742) (5.3)%
  Foreign(4)...................   1,536,428     24,742    2.15     1,819,780     27,083     1.99    283,352   18.4     2,341   9.5
Securities--taxable............   8,220,231    249,073    4.04    11,669,470    317,395     3.63  3,449,239   42.0    68,322  27.4
Securities--tax-exempt.........      41,168      3,045    9.86        68,120      4,175     8.17     26,952   65.5     1,130  37.1
Interest bearing deposits in
  banks........................     223,937      3,014    1.80       353,060      4,773     1.81    129,123   57.7     1,759  58.4
Federal funds sold and
  securities purchased under
  resale agreements............     932,496      8,210    1.18       786,045      6,503     1.11   (146,451) (15.7)   (1,707) (20.8)
Trading account assets.........     322,952      2,847    1.18       299,381      2,728     1.22    (23,571)  (7.3)     (119)  (4.2)
                                ----------- ----------           ----------- ----------           ---------          -------
      Total earning assets.....  36,263,471  1,334,837    4.92    40,222,338  1,350,821     4.49  3,958,867   10.9   $15,984    1.2%
                                            ----------                       ----------           ---------          -------
Allowance for credit losses....    (586,418)                        (520,219)                        66,199  (11.3)
Cash and due from banks........   2,173,775                        2,246,479                         72,704    3.3
Premises and equipment, net....     508,859                          512,780                          3,921    0.8
Other assets...................   1,666,062                        2,001,805                        335,743   20.2
                                -----------                      -----------                     ----------
      Total assets............. $40,025,749                      $44,463,183                     $4,437,434   11.1%
                                ===========                      ===========                     ==========
LIABILITIES
Domestic deposits:
  Interest bearing............. $10,087,830     54,194    0.72   $11,566,270     51,357     0.59 $1,478,440   14.7%  $(2,837) (5.2)%
  Savings and consumer time....   3,937,051     33,583    1.14     4,249,118     26,288     0.83    312,067    7.9    (7,295) (21.7)
  Large time...................   2,416,606     28,995    1.60     2,238,352     22,964     1.37   (178,254)  (7.4)   (6,031) (20.8)
Foreign deposits(4)............   1,269,010      8,008    0.84     1,478,573      9,900     0.89    209,563   16.5     1,892   23.6
                                ----------- ----------           ----------- ----------           ---------          -------
      Total interest bearing
        deposits...............  17,710,497    124,780    0.94    19,532,313    110,509     0.76  1,821,816   10.3   (14,271) (11.4)
                                ----------- ----------           ----------- ----------           ---------          -------
Federal funds purchased and
  securities sold under
  repurchase agreements........     414,446      2,763    0.89       537,169      4,094     1.02    122,723   29.6     1,331   48.2
Commercial paper...............     899,456      7,397    1.10       566,776      3,883     0.92   (332,680) (37.0)   (3,514) (47.5)
Other borrowed funds...........     191,480      3,983    2.78       175,211      3,595     2.74    (16,269)  (8.5)     (388)  (9.7)
Medium and long-term debt......     399,745      5,422    1.81       805,863     11,201     1.86    406,118  101.6     5,779  106.6
Preferred securities and trust
  notes(5).....................     351,594     10,930    4.15        78,139      2,553     4.36   (273,455) (77.8)   (8,377) (76.6)
                                ----------- ----------           ----------- ----------           ---------          -------
      Total borrowed funds.....   2,256,721     30,495    1.80     2,163,158     25,326     1.56    (93,563)  (4.1)   (5,169) (17.0)
                                ----------- ----------           ----------- ----------           ---------          -------
      Total interest bearing
        liabilities............  19,967,218    155,275    1.04    21,695,471    135,835     0.84  1,728,253    8.7  $(19,440)(12.5)%
                                            ----------                       ----------           ---------         --------
Noninterest bearing deposits...  15,159,687                       17,758,663                      2,598,976   17.1
Other liabilities..............   1,022,854                        1,024,855                          2,001    0.2
                                -----------                      -----------                      ---------
      Total liabilities........  36,149,759                       40,478,989                      4,329,230   12.0
                                -----------                      -----------                      ---------
STOCKHOLDERS' EQUITY
Common equity..................   3,875,990                        3,984,194                        108,204    2.8
                                -----------                      -----------                      ---------
      Total stockholders'
        equity.................   3,875,990                        3,984,194                        108,204    2.8
                                -----------                      -----------                      ---------
      Total liabilities and
        stockholders' equity... $40,025,749                      $44,463,183                     $4,437,434   11.1%
                                ===========                      ===========                     ==========
Net interest income/margin
  (taxable-equivalent basis)...              1,179,562    4.35%               1,214,986    4.03%
Less: taxable-equivalent
  adjustment...................                  1,916                            2,617
                                            ----------                       ----------
      Net interest income......             $1,177,646                       $1,212,369
                                            ==========                       ==========
---------------------

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

     Net interest income in the third quarter of 2004, on a taxable-equivalent basis, increased 3 percent, from the third quarter of 2003. Our results were attributable to the following factors:

     o The growth in average earning assets was primarily attributable to an increase in average securities and in average loans. The increase in average securities, which was comprised primarily of fixed rate securities, reflected liquidity and interest rate risk management actions. Securities held for Asset and Liability Management (ALM) purposes were $11.1 billion at September 30, 2004, compared to $10.4 billion at December 30, 2003. For further information on securities held for ALM purposes, see the section, "Quantitative and Qualitative Disclosures About Market Risk" included in this Form 10-Q. The increase in average loans was largely due to a $1.4 billion increase in average residential mortgages, resulting from a strategic portfolio shift from more volatile commercial loans, which we feel we have achieved.

     o Deposit growth has contributed significantly to our lower cost of funds in the third quarter of 2004, compared to the third quarter of 2003. Average noninterest bearing deposits were higher in the third quarter of 2004, compared to the third quarter of 2003, mainly attributable to higher average business demand deposits of $1.5 billion, despite declines in demand deposits from our title and escrow clients, which decreased by $0.4 billion, and higher consumer demand deposit growth. We anticipate that the growth rates in average noninterest bearing deposits will decline in 2005 as rising interest rates will cause our customers to divert those deposits to more attractive interest bearing investments and will slow the activity in mortgage loan refinancings, which will impact our title and escrow deposits;

     o Yields on our earning assets were negatively impacted by the generally, lower level of interest rates, resulting in a lower average yield of 25 basis points on average earning assets, which was also negatively impacted by lower hedge income of $21.9 million;

     o Although market rates on our interest bearing deposits were unfavorably impacted by increasing interest rates and lower hedge income of $0.9 million, the redemption of our higher yielding trust preferred securities in February 2004 contributed to our market rates on interest bearing liabilities remaining relatively unchanged; and

     o During 2004, our strategy has been to take advantage of our higher noninterest bearing deposit balances by reducing our balances in higher interest rate liabilities such as large certificates of deposit, foreign deposits, commercial paper and other borrowed funds.

     As a result of these changes and as long-term interest rates declined, our net interest margin decreased by 24 basis points.

     We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit (CDs), and to convert our long-term, fixed-rate borrowings to floating rate. During 2004, these derivative positions will provide less in net interest income, than in 2003, as positions mature and, to a lesser extent, as interest rates rise. However, we expect the declines in hedge income to be partially offset by increased yields on the underlying variable rate loans. For the quarters ended September 30, 2003 and 2004, we had hedge income of $43.2 million and $20.4 million, respectively.

     Net   interest   income  in  the   first   nine   months  of  2004,   on  a
taxable-equivalent basis, increased 3 percent, from the first nine months of 2003. Our results were attributable to the following factors:

     o The growth in average earning assets was primarily attributable to an increase in average securities and in average loans. The increase in average securities, which was comprised primarily of fixed rate securities, reflected liquidity and interest rate risk management actions. The increase in average loans was largely due to a $1.1 billion increase in average residential mortgages and a decrease of $0.6 billion in average commercial loans;

     o Deposit growth has contributed significantly to our lower cost of funds in the first nine months of 2004, compared to the first nine months of 2003. Average noninterest bearing deposits were higher in the first nine months of 2004, compared to the first nine months of 2003, mainly attributable to higher average business demand deposits of $6.5 billion, including demand deposits from our title and escrow clients which increased less than $0.1 billion, and higher consumer demand deposit growth;

     o Yields on our earning assets were negatively impacted by decreasing interest rates for much of the period, resulting in a lower average yield of 43 basis points on average earning assets, which was also negatively impacted by lower hedge income of $46.2 million;

     o Market rates on our interest bearing liabilities were favorably impacted by the decreasing interest rate environment resulting in a lower cost of funds on interest bearing liabilities of 20 basis points, which included higher hedge income of $1.0 million; and

     o During 2004, our strategy has been to take advantage of our higher noninterest bearing deposit balances by reducing our balances in higher interest rate liabilities such as large certificates of deposit, foreign deposits, commercial paper and other borrowed funds.

     As a result of these changes and as long-term interest rates declined, our net interest margin decreased by 32 basis points.

     As explained previously, derivative hedges will provide less net interest income than in 2003, as positions mature and, to a lesser extent, as interest rates rise. For the nine months ended September 30, 2003 and 2004, we had hedge income of $124.6 million and $79.4 million, respectively.

NONINTEREST INCOME


                                          FOR THE THREE MONTHS ENDED                     FOR THE NINE MONTHS ENDED
                                ---------------------------------------------  ---------------------------------------------
                                                                 INCREASE                                       INCREASE
                                                                (DECREASE)                                     (DECREASE)
                                SEPTEMBER 30,  SEPTEMBER 30, ----------------  SEPTEMBER 30,  SEPTEMBER 30, ----------------
(DOLLARS IN THOUSANDS)              2003           2004      AMOUNT   PERCENT      2003           2004       AMOUNT  PERCENT
------------------------------- -------------  ------------- -------  -------  -------------  ------------- -------- -------
Service charges on deposit
  accounts.....................    $ 81,832       $87,555    $ 5,723    7.0%     $232,061       $258,682    $ 26,621  11.5%
Trust and investment management
  fees.........................      35,429        39,089      3,660   10.3       101,245        111,699      10,454  10.3
Insurance commissions..........      15,814        17,463      1,649   10.4        45,056         57,850      12,794  28.4
International commissions and
  fees.........................      17,380        18,906      1,526    8.8        49,581         54,553       4,972  10.0
Card processing fees, net......      10,335         4,653     (5,682) (55.0)       29,357         28,901        (456) (1.6)
Merchant banking fees..........       9,312        11,682      2,370   25.5        21,521         26,863       5,342  24.8
Foreign exchange gains, net....       7,574         8,548        974   12.9        21,466         25,186       3,720  17.3
Brokerage commissions and fees.       7,549         8,527        978   13.0        24,614         24,847         233   0.9
Securities gains (losses), net.      (2,618)           (6)     2,612  (99.8)        7,042          1,612      (5,430)(77.1)
Gain on sale of merchant card
  portfolio....................          --            --         --     --            --         93,000      93,000    nm
Other..........................      18,863        19,537        674    3.6        58,469         74,976      16,507  28.2
                                   --------      --------    -------             --------       --------    --------
  Total noninterest income.....    $201,470      $215,954    $14,484    7.2%     $590,412       $758,169    $167,757  28.4%
                                   ========      ========    =======             ========       ========    ========
--------------------

nm--not meaningful

NONINTEREST EXPENSE


                                        FOR THE THREE MONTHS ENDED                        FOR THE NINE MONTHS ENDED
                                ---------------------------------------------    ---------------------------------------------
                                                                 INCREASE                                         INCREASE
                                                                (DECREASE)                                       (DECREASE)
                                SEPTEMBER 30,  SEPTEMBER 30, ----------------    SEPTEMBER 30,  SEPTEMBER 30, ----------------
(DOLLARS IN THOUSANDS)              2003            2004     AMOUNT   PERCENT        2003           2004       AMOUNT  PERCENT
------------------------------- -------------  ------------- -------  -------    -------------  ------------- -------- -------
Salaries and other compensation   $169,705        $181,497   $11,792     6.9%     $ 484,333     $  526,821     $42,488    8.8%
Employee benefits..............     35,597          35,270      (327)   (0.9)       118,005        126,966       8,961    7.6
Salaries and employee benefits     205,302         216,767    11,465     5.6        602,338        653,787      51,449    8.5
Net occupancy..................     31,342          33,206     1,864     5.9         91,844         96,961       5,117    5.6
Equipment......................     15,680          16,289       609     3.9         48,705         50,443       1,738    3.6
Software.......................     11,996          13,560     1,564    13.0         34,921         39,463       4,542   13.0
Communications.................     12,661          12,850       189     1.5         39,859         39,295        (564)  (1.4)
Professional services..........     12,676          12,375      (301)   (2.4)        38,256         33,968      (4,288) (11.2)
Advertising and public relations     9,227           7,954    (1,273)  (13.8)        28,587         27,495      (1,092)  (3.8)
Data processing................      7,659           8,364       705     9.2         23,887         23,648        (239)  (1.0)
Intangible asset amortization..      2,587           5,077     2,490    96.3          8,291         13,783       5,492   66.2
Foreclosed asset expense.......        (79)            (10)       69      nm            (28)           526         554     nm
Other..........................     39,810          45,959     6,149    15.4        125,805        142,530      16,725   13.3
                                  --------        --------   -------             ----------     ----------     -------
  Total noninterest expense....   $348,861        $372,391   $23,530     6.7%    $1,042,465     $1,121,899     $79,434   7.6%
                                  ========        ========   =======             ==========     ==========     =======
---------------------

nm--not meaningful

INCOME TAX EXPENSE

     Income tax expense in the third quarter of 2004 resulted in a 38 percent effective income tax rate compared with an effective tax rate of 34 percent for the third quarter of 2003. The increase in the effective tax rate was due to higher California state taxes in 2004 and an adjustment of $7.8 million in the third quarter of 2004 for 2003 state taxes. The adjustment was due primarily to the difference between our estimate of California state tax expense for last year and the taxes reported in our 2003 tax return. Income tax expense in the first nine months of 2004 resulted in a 37 percent effective income tax rate compared with an effective tax rate of 33 percent for the first nine months of 2003.

     The State of California requires us to file our franchise tax returns as a member of a unitary group that includes MTFG and either all worldwide affiliates or only U.S. affiliates. The unitary method of taxation requires us to incorporate MTFG's financial results, adjusted to reflect income tax reporting standards, in determining our California tax. Changes between MTFG's estimated and actual income for the fiscal year ended March 31, 2004, as reported in Form 20-F, filed with the SEC on September 28, 2004, affected our California taxes for the 2003 tax year.

     We have filed our California tax returns on the worldwide unitary basis since 1996. The inclusion of MTFG's financial results, which in some years were net losses, has partially offset our net profits subject to California income tax. The inclusion of MTFG's worldwide property, payroll and sales in the calculation of the California apportionment factor has also reduced the percentage of our income subject to California income tax. As a result, our effective tax rate for California has been significantly lower than the statutory rate, net of federal benefit, of 7.05 percent.

     We review MTFG's financial information on a quarterly basis in order to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective tax rate, including MTFG's results on a U.S. GAAP basis, may not be available until after the end of the period to which the tax relates. The determination of the California effective tax rate involves management judgment and estimates, and can change during the calendar year or between calendar years, as additional information becomes available. Our effective tax rates in the third quarter and the first nine months of 2004, when compared to the same periods in 2003, are higher partially as a result of increased profits reported by MTFG for its most recent reporting period, as well as projected profit increases for MTFG due to improving economic conditions in Japan.

LOANS

     The following table shows loans outstanding by loan type.


                                                                                             INCREASE (DECREASE)
                                                                                           SEPTEMBER 30, 2004 FROM:
                                                                                 --------------------------------------
                                     SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,     SEPTEMBER 30,         DECEMBER 31,
                                          2003          2003          2004              2003                 2003
                                                                                 ------------------  ------------------
(DOLLARS IN THOUSANDS)               -------------  ------------  -------------    AMOUNT   PERCENT    AMOUNT   PERCENT
------------------------------------                                             ---------- -------  ---------- -------
Domestic:
  Commercial, financial and
    industrial......................   $ 9,277,969    $8,817,679     $9,555,618    $277,649    3.0%  $  737,939    8.4%
  Construction......................     1,127,915     1,101,166      1,103,970     (23,945)  (2.1)       2,804    0.3
  Mortgage:
    Residential.....................     7,095,436     7,463,538      8,821,566   1,726,130   24.3    1,358,028   18.2
    Commercial......................     4,310,957     4,195,178      4,356,052      45,095    1.0      160,874    3.8
                                     -------------  ------------  -------------  ----------          ----------
      Total mortgage................    11,406,393    11,658,716     13,177,618   1,771,225   15.5    1,518,902   13.0
 Consumer:
    Installment.....................       867,133       818,746        779,857     (87,276) (10.1)     (38,889)  (4.7)
    Revolving lines of credit.......     1,168,374     1,222,220      1,496,584     328,210   28.1      274,364   22.4
                                     -------------  ------------  -------------  ----------          ----------
      Total consumer................     2,035,507     2,040,966      2,276,441     240,934   11.8      235,475   11.5
  Lease financing...................       668,074       663,632        612,054     (56,020)  (8.4)     (51,578)  (7.8)
                                     -------------  ------------  -------------  ----------          ----------
      Total loans in domestic
        offices.....................    24,515,858    24,282,159     26,725,701   2,209,843    9.0    2,443,542   10.1
Loans originated in foreign branches     1,520,856     1,650,204      1,897,091     376,235   24.7      246,887   15.0
                                     -------------  ------------  -------------  ----------          ----------
      Total loans held to maturity..    26,036,714    25,932,363     28,622,792   2,586,078    9.9    2,690,429   10.4
      Total loans held for sale.....        10,662        12,265          2,294      (8,368) (78.5)      (9,971) (81.3)
                                     -------------  ------------  -------------  ----------          ----------
        Total loans.................   $26,047,376   $25,944,628    $28,625,086  $2,577,710    9.9%  $2,680,458   10.3%
                                     =============  ============  =============  ==========          ==========


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

     As of September 30, 2004, the increase in the commercial, financial and industrial loan portfolio compared to September 30, 2003, was primarily attributable to an increase in loan demand in the third quarter of 2004 much of which was in our energy portfolio.

     CONSTRUCTION AND COMMERCIAL MORTGAGE LOANS

     We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

     As of September 30, 2004, the construction loan portfolio increased from December 31, 2003, mainly reflecting growth in the demand for new single family homes, and decreased from September 30, 2003. The growth in new single family homes has been offset by slowing growth in capital assets and employment and higher office vacancy rates in our markets, which were factors that impacted the level of development and construction projects we financed.

     The commercial mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. As of September 30, 2004, the increase in the commercial mortgage portfolio compared to September 30, 2003 was primarily attributable to our acquisition of Business Bank of California in the first quarter of 2004.

     RESIDENTIAL MORTGAGE LOANS

     We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

     As of September 30, 2004, the increase in the residential mortgage portfolio compared to September 30, 2003, was primarily attributable to an active refinance market driven by low interest rates throughout the period. While we hold most of the loans we originate, we sell most of our 30-year, fixed rate, non-Community Reinvestment Act (CRA) residential mortgage loans. Third quarter 2004 growth was driven by our broker channel contributing approximately two-thirds of the growth and the remaining growth attributable to retail, loan-by-phone and internet channels. Purchase money loans accounted for 50 percent of this third quarter 2004 growth with the remaining growth attributable to refinancings.

     CONSUMER LOANS

     We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network. As of September 30, 2004, the consumer loan portfolio increased compared to September 30, 2003, primarily as a result of an increase in home equity loans and partially offset by pay-offs related to the run-off of the automobile dealer lending business that we exited in the third quarter of 2000. The indirect automobile dealer lending portfolio at September 30, 2004 was $23.7 million.

     LEASE FINANCING

     We offer primarily two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. As of September 30, 2004, the decrease in the lease financing portfolio compared to September 30, 2003, was primarily attributable to our announced discontinuance of our auto leasing activity, effective April 20, 2001. At September 30, 2004, our auto lease portfolio had declined to $32.9 million. Included in our lease portfolio are leveraged leases of $566.7 million, which are net of non-recourse debt of approximately $1.3 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by U.S. GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

     LOANS ORIGINATED IN FOREIGN BRANCHES

     Our loans originated in foreign branches consist primarily of short-term extensions of credit to financial institutions. As of September 30, 2004, the increase in loans originated in foreign branches, compared to September 30, 2003, was primarily borrowings from financial institutions related to an increase in trade financing activity and increased energy-related lending in Canada.

     CROSS-BORDER OUTSTANDINGS

     Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of September 30, 2003, December 31, 2003 and September 30, 2004, for any country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding exclude local currency outstandings. For any country shown in the table below, we do not have significant local currency outstandings that are not hedged or are not funded by local currency borrowings.


                                                        PUBLIC     CORPORATIONS
                                        FINANCIAL       SECTOR       AND OTHER         TOTAL
(DOLLARS IN MILLIONS)                 INSTITUTIONS     ENTITIES      BORROWERS      OUSTANDINGS
------------------------------------ -------------     --------    ------------     -----------
September 30, 2003
Korea...............................      $636           $--            $42            $678
December 31, 2003
Korea...............................      $630           $--            $28            $658
September 30, 2004
Korea...............................      $623           $--             $4            $627


PROVISION FOR CREDIT LOSSES

     We recorded a reversal of provision for credit losses of $10 million in the third quarter of 2004, compared with a $20 million provision for credit losses in the third quarter of 2003. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below. Reversals of provisions for credit losses increase our income and reduce the allowance.

ALLOWANCE FOR CREDIT LOSSES

     ALLOWANCE POLICY AND METHODOLOGY

     We maintain an allowance for credit losses to absorb losses inherent in the loan portfolio. Understanding our policies on allowance for credit losses is fundamental to understanding our consolidated financial position and consolidated results of operations. Accordingly, our significant policies and methodology on allowance for credit losses are discussed in detail in Note 1 in the "Notes to Consolidated Financial Statements" and in the section "Allowance for Credit Losses" included in our "Management's Discussion and Analysis of Financial Conditions and Results of Operation" in our 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission.

     COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES FROM DECEMBER 31, 2003

     At December 31, 2003, our total allowance for credit losses was $533 million, or 2.05 percent of the total loan portfolio and 190 percent of total nonaccrual loans. At September 30, 2004, our total allowance for credit losses was $483 million (consisting of $407 million and $76 million of allocated and unallocated allowance, respectively), or 1.69 percent of the total loan portfolio and 268 percent of total nonaccrual loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2003, total impaired loans were $230 million, and the associated impairment allowance was $55 million, compared with $126 million and $29 million, respectively, at September 30, 2004. On September 30, 2004 and December 31, 2003, the total allowance for credit losses for off-balance sheet commitments, which is included within our total allowance for credit losses, was $50 million and $86 million, respectively. In the second quarter of 2004, we made some adjustments on how we allocate our allowance for credit losses between off-balance sheet commitments and loans. These adjustments, offset by the increases in our loss factors, contributed to the decline in that allocation from December 31, 2003. These adjustments had no impact on the allowance as a whole, since commitments and funded loans are considered together in determining the adequacy of our allowance for credit losses.

     During 2004, there were no material changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses, except for the following refinements: we refined our loss factors for commercial real estate and construction lending in order to more accurately capture probable loss inherent in the portfolio, we adjusted the period used to calculate the cumulative loss rates on criticized loans from 12 to 24 quarters to better estimate losses over the life of the loans and we revised our method of estimating our expected losses based on a loss confirmation period. The loss confirmation period is the estimated average period of time between a material adverse event affecting the credit-worthiness of a borrower and the subsequent recognition of a loss. Based upon our evaluation process, we believe that, for our risk-graded loans, on average, losses are sustained approximately 10 quarters after an adverse event in the creditor's financial condition has taken place. Similarly, for retail, pool-managed credits, the loss confirmation period varies by product, but ranges between one and two years.

     During 2004, changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors also affected the assessment of the unallocated allowance. As a result of management's assessment of factors, including the continued improvement in the U.S. economy, improving conditions in the communications/media, power, and other sectors in domestic markets in which we operate, and growth and changes in the composition of the loan portfolio, offset by the adverse impact of increasing fuel costs across the whole economy, we recorded a reversal of provision for credit losses of $10 million in the third quarter of 2004. The refinements we made in the manner in which we segment our allowance for credit losses, as previously described, had no impact on the overall level of the allowance.

     CHANGES IN THE ALLOCATED (FORMULA AND SPECIFIC) ALLOWANCE

     At September 30, 2004, the formula allowance increased to $354 million, compared to $280 million at December 31, 2003. The increase was due primarily to the impact of the introduction in the second quarter of 2004 of the loss confirmation period into the determination of our loan loss factors, which was approximately $125 million, the modifications to the commercial real estate and construction loss factors, which was approximately $18 million, the expansion of the period used to calculate cumulative loss rates on criticized credits, which was $9 million, and growth in our commercial loan portfolio, offset by significant improvements in the credit quality of our loan portfolio. Since a portion of the impact for the use of the loss confirmation period had already been considered in our attributions in the unallocated allowance, a reallocation between the formula and unallocated portions of the allowance was made.

     The specific allowance decreased to $53 million at September 30, 2004, compared to $80 million at December 31, 2003. This decrease is reflective of decreases in impaired loans and the renegotiation of terms for certain aircraft leases that are now reported as operating leases.

     CHANGES IN THE UNALLOCATED ALLOWANCE

     At September 30, 2004, the unallocated allowance decreased to $76 million from $173 million at December 31, 2003. The reasons for the decrease, and for which an unallocated allowance is warranted, are detailed below.

     In our assessment as of September 30, 2004, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

     Although in certain instances the downgrading of a loan resulting from the effects of the conditions described below has been reflected in the formula allowance, management believes that the impact of these events on the collectibility of the applicable loans may not have been reflected in the level of nonperforming loans or in the internal risk grading process with respect to such loans. In addition, our formula allowance does not take into consideration a sector-specific change in the severity of losses that are expected to arise from current economic conditions compared with our historical losses. Accordingly, our evaluation of the probable losses related to the impact of these factors was reflected in the unallocated allowance. The evaluations of the inherent losses with respect to these factors are subject to higher degrees of uncertainty because they are not identified with specific problem credits. As previously mentioned, we refined our formula allowance to include certain losses based upon a loss confirmation period, which has eliminated the need to consider those losses in the attributions of our unallocated allowance.

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

     Similarly, in certain cases, we believe that credit migration is likely to be somewhat more severe than the long-run average, but a greater share of the inherent probable loss associated with this credit migration is now captured in the allocated allowance as a result of the previously mentioned refinement in methodology. In these cases, we have reduced certain unallocated allowance attributions.

     o With respect to fuel prices, we considered the sustained high prices of oil and petroleum products, and the impact across virtually all sectors of the economy, and established an attribution for probable losses, which could be in the range of $10 million to $35 million.

     o With respect to commercial real estate, we considered slightly improving vacancy rates and stagnant rent growth being experienced nationally, with specific weakness in Northern California, which could be in the range of $10 million to $20 million, a reduction from the December 31, 2003 level of $16 million to $32 million.

     o With respect to leasing, we considered the worsening situation for some electric service providers, combined with continued weakness in the airline industry in the wake of surging fuel prices, which could be in the range of $10 million to $20 million, an increase from the December 31, 2003 level of $5 million to $11 million.

     o With respect to cross-border exposures in certain foreign countries, we considered the improving economic performances in many countries of our key international markets, as well as better financial results of our customers, and reduced the attribution range, which provides for certain weaknesses in the banking sector of some of our markets, to $4 million to $8 million.

     o With respect to power companies/utilities, we considered the effects of lower excess capacity and evidence that a slow recovery is beginning in this industry. We reduced the attribution for probable losses from a range of $13 million to $27 million at December 31, 2003 to a range of $4 million to $8 million at September 30, 2004.

     Accordingly, our evaluation of the probable losses related to the impact of these factors was reflected in the unallocated allowance. The evaluations of the inherent losses with respect to these factors were subject to higher degrees of uncertainty because they were not identified with specific problem credits.

     CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth a reconciliation of changes in our allowance for credit losses:



                        FOR THE THREE MONTHS                       FOR THE NINE MONTHS
                         ENDED SEPTEMBER 30,  INCREASE (DECREASE)  ENDED SEPTEMBER 30,  INCREASE (DECREASE)
                        --------------------  ------------------   -------------------  ------------------
(DOLLARS IN THOUSANDS)    2003        2004     AMOUNT    PERCENT     2003       2004     AMOUNT   PERCENT
----------------------  --------    --------  --------  --------   --------   --------  --------  --------
Balance, beginning of
  period..............  $558,282    $501,419  $(56,863)  (10.2)%   $609,190   $532,970  $(76,220)  (12.5)%
Loans charged off:
  Commercial,
    financial and
    industrial........    41,457      15,358   (26,099)  (63.0)     130,413     55,868   (74,545)  (57.2)
  Construction........        --         200       200      nm           --        200       200      nm
  Commercial mortgage.     7,286          --    (7,286)  100.0)       7,286         43    (7,243)  (99.4)
  Consumer............     2,058       1,520      (538)  (26.1)       7,143      4,795    (2,348)  (32.9)
  Lease financing.....       518         183      (335)  (64.7)      32,726      2,207   (30,519)  (93.3)
  Foreign(1)..........     2,220          --    (2,220) (100.0)       2,220         --    (2,220) (100.0)
                        --------    --------  --------             --------   --------  --------
    Total loans
      charged off.....    53,539      17,261   (36,278)  (67.8)     179,788     63,113  (116,675)  (64.9)
Recoveries of loans
  previously charged
  off:
  Commercial,
    financial and
    industrial........    13,845       8,216    (5,629)  (40.7)      32,432     29,127    (3,305)  (10.2)
  Commercial mortgage         --          --        --      nm          150      1,571     1,421      nm
  Consumer............     1,276         350      (926)  (72.6)       2,695      1,241    (1,454)  (54.0)
  Lease financing.....       183          41      (142)  (77.6)         352        191      (161)  (45.7)
                        --------    --------  --------             --------   --------  --------
    Total recoveries
      of loans
      previously
      charged off.....    15,304       8,607    (6,697)  (43.8)      35,629     32,130    (3,499)   (9.8)
                        --------    --------  --------             --------   --------  --------
      Net loans
        charged off...    38,235       8,654   (29,581)  (77.4)     144,159     30,983  (113,176)  (78.5)
(Reversal of)
  provision for
  credit losses.......    20,000     (10,000)  (30,000) (150.0)      75,000    (25,000) (100,000) (133.3)
Foreign translation
  adjustment and
  other net additions
  (deductions)(2).....    10,503          (3)  (10,506) (100.0)      10,519      5,775    (4,744)  (45.1)
                        --------    --------  --------             --------   --------  --------
Balance, end of period  $550,550    $482,762  $(67,788)  (12.3)%   $550,550   $482,762  $(67,788)  (12.3)%
                        ========    ========  ========             ========   ========  ========
Allowance for credit
  losses to total
  loans...............      2.11%       1.69%                          2.11%      1.69%
(Reversal of) provision
  for credit losses to
  net loans charged off    52.31          nm                          52.03         nm
Net loans charged off
  to average loans
  outstanding for the
  period(3)...........      0.58        0.12                           0.73       0.15
---------------

(1)  Foreign loans are those loans originated in foreign branches.

(2) Includes $10.3 million related to the Monterey Bay Bank acquisition in the third quarter of 2003 and $5.7 million related to the Business Bank of California acquisition in the first quarter of 2004.

(3)  Annualized.

     Total loans charged off in the third quarter of 2004 decreased from the third quarter of 2003, as problem loans in the commercial, financial and industrial industries declined. Charge offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses. In addition, third quarter 2004 recoveries of loans previously charged off decreased from the third quarter of 2003.

     At September 30, 2004, the allowance for credit losses exceeded the annualized net loans charged off during the third quarter of 2004, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

     Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

NONPERFORMING ASSETS

     Nonperforming assets consist of nonaccrual loans and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 in the "Notes to Consolidated Financial Statements" included in our 2003 Annual Report on Form 10-K.

     Foreclosed   assets  include  property  where  we  acquired  title  through foreclosure or "deed in lieu" of foreclosure.

     The following table sets forth an analysis of nonperforming assets.


                                                                                       INCREASE (DECREASE)
                                                                                    SEPTEMBER 30, 2004 FROM:
                                                                            -------------------------------------
                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2004              2003
                                SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,  ------------------  -----------------
(DOLLARS IN THOUSANDS)               2003          2003           2004       AMOUNT    PERCENT   AMOUNT   PERCENT
------------------------------  -------------  ------------  -------------  ---------  -------  --------  -------
Commercial, financial and
  industrial..................       $243,877      $190,404        $91,612  $(152,265) (62.4)%  $(98,792) (51.9)%
Construction..................          1,554            --          6,180      4,626   297.7      6,180     na
Commercial mortgage...........         42,758        38,354         28,396    (14,362)  (33.6)    (9,958) (26.0)
Lease financing...............         52,085        51,603         53,758      1,673     3.2      2,155    4.2
Loan originated in foreign
  branches....................            765           840            210       (555)  (72.5)      (630) (75.0)
                                -------------  ------------  -------------  ---------           --------
    Total nonaccrual loans....        341,039       281,201        180,156   (160,883)  (47.2)  (101,045) (35.9)
Foreclosed assets.............          3,308         5,689         10,607      7,299   220.6      4,918   86.4
                                -------------  ------------  -------------  ---------           --------
    Total nonperforming assets       $344,347      $286,890       $190,763  $(153,584)  (44.6)  $(96,127) (33.5)
                                =============  ============  =============  =========           ========
Allowance for credit losses...       $550,550      $532,970       $482,762   $(67,788) (12.3)%  $(50,208)  (9.4)%
                                =============  ============  =============  =========           ========
Nonaccrual loans to total
  loans.......................           1.31%         1.08%          0.63%
Allowance for credit losses
  to nonaccrual loans.........         161.43        189.53         267.97
Nonperforming assets to total.
  loans and foreclosed assets.           1.32          1.11           0.67
Nonperforming assets to total
  assets......................           0.81          0.68           0.41


     As of September 30, 2004, our nonperforming assets included approximately $55.1 million in aircraft leases and $52.4 million in acquired syndicated loans. The decrease in nonaccrual loans was primarily due to pay-downs, charge-offs, and loan sales, coupled with significantly reduced inflows. During the third quarter of 2004, we had no sales of nonperforming loans compared to $67 million of loan commitments sold in the third quarter of 2003, which reduced our credit exposures. Losses from these sales were reflected in our charge-offs.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING


                                                                             INCREASE (DECREASE)
                                                                           SEPTEMBER 30, 2004 FROM:
                                                                    -----------------------------------
                       SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,     SEPTEMBER 30,      DECEMBER 31,
                            2003          2003           2004             2003               2003
                       -------------  ------------  -------------   -----------------  ----------------
(DOLLARS IN THOUSANDS)                                               AMOUNT   PERCENT   AMOUNT  PERCENT
---------------------                                               --------  -------  -------  -------
Commercial, financial
  and industrial.....     $21,598         $893          $1,892      $(19,706)  (91.2)% $   999   111.9%
Construction.........          --           --           2,137         2,137      na     2,137      na
Mortgage:
  Residential........       1,777        1,878           3,353         1,576    88.7     1,475    78.5
  Commercial.........         982           --              --          (982) (100.0)       --      na
                          -------       ------          ------      --------           -------
    Total mortgage...       2,759        1,878           3,353           594    21.5     1,475    78.5
Consumer and other...       1,706        1,123           1,249          (457)  (26.8)      126    11.2
                          -------       ------          ------      --------           -------
Total loans 90 days
  or more past due
  and still accruing.     $26,063       $3,894          $8,631      $(17,432) (66.9)%  $ 4,737   121.6%
                          =======       ======          ======      ========           =======


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

     The Board of Directors, through its Finance and Capital Committee, establishes the Bank's ALM Policy, which governs the management of market risk. In the administration of market risk management, the Chief Executive Officer
(CEO) Forum provides broad and strategic guidance to the Asset & Liability Management Committee (ALCO). ALCO is a committee comprised of senior executives, with the chairman designated by the Chief Executive Officer. ALCO is responsible for management of liquidity, interest rate and price risks in the implementation of ALM Policy, including formulation of risk management strategies, guidelines and trading policy limits, in accordance with the CEO Forum's directives. The Treasurer of the Bank is primarily responsible for the implementation of risk management strategies approved by ALCO and for operating management of market risk through the funding, investment, derivatives hedging, and trading functions of the Bank's Global Markets Group (GMG).

     The Market Risk Monitoring (MRM) unit is structured as an independent unit responsible for the measurement and monitoring of market risk, including the preparation of reports in sufficient detail to ensure that ALCO, the Bank's senior management and the Board are kept fully informed as to the Bank's market risk profile and compliance with applicable limits, guidelines and policies. MRM functions independently of all operating and management units and reports directly to the ALCO Chairman.

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

     The ALM Policy approved by our Board's Finance and Capital Committee requires monthly monitoring of interest rate risk by ALCO through a variety of modeling techniques that are used to quantify the sensitivity of NII to changes in interest rates. As directed by ALCO, and in consideration of the importance of our demand deposit accounts as a funding source, NII is adjusted in the official policy risk measure to incorporate the effect of certain non-interest expense items related to these deposits that are nevertheless sensitive to changes in interest rates. In managing interest rate risk, ALCO monitors NII sensitivity on both an adjusted and unadjusted basis over various time horizons.

     Our unhedged NII remains asset sensitive, meaning that our assets generally reprice more quickly than our liabilities, particularly our core deposits. Since the NII associated with an asset sensitive balance sheet tends to decrease when interest rates decline and increase when interest rates rise, derivative hedges and the investment portfolio are used to manage this risk. In the third quarter of 2004, we modestly decreased the size of our securities portfolio from June 30, 2004, due to run-off of maturing securities combined with slower purchases, reducing average balances by approximately $105 million from the second quarter of 2004. Effective duration was reduced from 2.7 to 2.4, both of which are relatively short. In addition during the third quarter of 2004, we entered into $300 million of interest rate cap corridors to offset the potential adverse impact that rising short-term interest rates could have on our cost of deposit funding. We also entered into $200 million of interest rate floors during the third quarter of 2004 to hedge some of our variable rate loans. For a further discussion of derivative instruments and our hedging strategies, see Note 8 to our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

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

     In the current, still low rate environment, run off of fixed rate assets, including prepayments, depresses NII even if interest rates do not change because the cash flows from the repaid and prepaid assets that were booked at higher rates must be reinvested at lower prevailing rates.

     Our official NII policy measure involves a simulation of "Earnings-at-Risk"
(EaR) in which we estimate the impact that gradual, ramped-on parallel shifts in the yield curve would have on NII over a 12-month horizon. Under the Board's policy limits, the negative change in simulated NII in either the up or down 200 basis point shock scenarios may not exceed 4 percent of NII as measured in the base case, or no change, scenario. The following table sets forth the simulation results in both the up and down 200 basis point ramp scenarios as of December 31, 2003 and September 30, 2004(1):

                                              DECEMBER 31,    SEPTEMBER 30,
(DOLLARS IN MILLIONS)                             2003             2004
----------------------                        ------------    -------------
+ 200 basis points........................       $ 17.2           $ 13.1
as a percentage of base case NII..........          1.20%            0.81%
- 200 basis points........................       $(19.8)          $(27.6)
as a percentage of base case NII..........          1.38%            1.70%
------------------

(1) For these policy simulations, NII is adjusted to incorporate the effect of certain noninterest expense items related to demand deposits that are nevertheless sensitive to changes in interest rates.


     EaR in the down 200 basis point scenario was a negative  $27.6 million,  or
1.70 percent of adjusted NII in the base case scenario, well within the Board's guidelines.

     However, with Federal Funds and LIBOR rates currently close to two percent, a downward ramp scenario of 200 basis points would result in short-term rate levels near zero. As a result, we believe that a downward ramp scenario of 100 basis points provides a more reasonable measure of asset sensitivity in a falling interest rate environment. As of September 30, 2004, the difference between adjusted NII in the base case and adjusted NII after a gradual 100 basis point downward ramp was a negative $3.7 million, or 0.23 percent of the base case scenario.

     In order to reflect more fully and accurately the anticipated NII impact of interest rate shocks at a specified future point in time, we have over the past quarter made a transition from a constant to a projected balance sheet as the basis for our EaR simulations. Such an approach aligns our interest rate risk analysis with the Bank's management goals and processes. Assumptions are made to model the future behavior of deposit rates and loan spreads based on statistical analysis, management's outlook, and historical experience. The prepayment risks related to residential loans and mortgage-backed securities are measured using industry estimates of prepayment speeds. The sensitivity of the simulation results to the underlying assumptions is tested as a regular part of the risk measurement process by running simulations with different assumptions. This includes alternate scenarios for volume growth for key balance sheet items.

     In addition to EaR, we measure the  sensitivity of Economic Value of Equity
(EVE) to interest rate shocks. Limits on EVE-at-Risk are set by ALCO and monitored monthly for compliance.

     We believe that, together, our NII and EVE simulations provide management with a reasonably comprehensive view of the sensitivity of our operating results and value profile to changes in interest rates, at least over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement as modeling techniques and theory improve and historical data becomes more readily accessible. Consequently, our simulation models cannot predict with certainty how rising or falling interest rates might impact net interest income. Actual and simulated results will differ to the extent there are differences between actual and assumed interest rate changes, balance sheet volumes, and management strategies, among other factors.

     At December 31, 2003 and September 30, 2004, our securities available for sale portfolio included $10.4 billion and $11.1 billion, respectively, of securities for ALM purposes with an estimated effective duration of 2.4, compared to 2.5 at December 31, 2003. Effective duration is a measure of price sensitivity of a bond portfolio to immediate changes in interest rates. An effective duration of 2.4 suggests an expected price change of approximately 2.4 percent for an immediate one percent change in interest rates. At September 30, 2004, the ALM portfolio included $6.1 billion in mortgage-backed securities with an estimated effective duration of 2.8. The ALM portfolio's effective duration, in the context of our total balance sheet, after giving consideration to the composition of our core deposits, contributes to the maintenance of our interest rate risk profile as near-neutral for NII over the next 12 months.

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

     The following table sets forth the average, high and low VaR for our trading activities for the year ended December 31, 2003 and the quarter ended September 30, 2004.

                              DECEMBER 31, 2003          SEPTEMBER 30, 2004
                            ---------------------      ---------------------
                            AVERAGE   HIGH    LOW      AVERAGE   HIGH    LOW
(DOLLARS IN THOUSANDS)        VAR     VAR     VAR        VAR     VAR     VAR
--------------------------- -------   ----    ---      -------   ----    ---
Foreign exchange...........   $143    $428    $57        $119    $173    $64
Securities.................    206     463     97         407     484    322

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

     The Securities Trading and Institutional Sales department serves the fixed income needs of our institutional clients and acts as the fixed income wholesaler for our broker/dealer subsidiary, UnionBanc Investment Services LLC. As with our foreign exchange business, we continue to generate the vast majority of our securities trading income from customer-related transactions.

     Our interest rate derivative contracts included, as of September 30, 2004, $4.1 billion notional amount of derivative contracts entered into as an accommodation for customers. We act as an intermediary and match these contracts, at a credit spread, to contracts with major dealers, thus neutralizing the related market risk.

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

     Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common stockholders' equity, funded 84 percent of average total assets of $45.7 billion in the third quarter of 2004. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, large time deposits, foreign deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper, and other borrowings. In the fourth quarter of 2003, we issued $400 million in long-term subordinated debt. In February 2004, we used a portion of the net proceeds (approximately $350 million) from the sale of these securities to redeem our Trust Notes that were outstanding as of December 31, 2003. The remainder of the net proceeds from this offering is for general corporate purposes, which may include extending credit to or funding investments in our subsidiaries, repurchasing shares of our common stock, reducing our existing indebtedness or financing possible acquisitions.

     The securities portfolio provides additional enhancement to our liquidity position, which may be created through repurchase agreements. At September 30, 2004, a liquidity need could have been met by transferring under repurchase agreements a substantial portion of our unencumbered available for sale securities, which totaled approximately $8.8 billion. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold, and trading account securities. The aggregate balance of these assets averaged approximately $1.3 billion in the third quarter of 2004. Additional liquidity may be provided through loan maturities and sales. In the third quarter of 2003, we terminated the issuance of commercial paper under UnionBanCal Corporation's commercial paper program.
UnionBanCal Commercial Funding Corporation (a UnionBanCal Corporation subsidiary) continues to issue commercial paper under another commercial paper program. The proceeds of this commercial paper program are deposited in Union Bank of California, N.A. and used to fund our Bank operations.

REGULATORY CAPITAL

     The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios.

UNIONBANCAL CORPORATION

                                                                                  MINIMUM
                          SEPTEMBER 30,    DECEMBER 31,       SEPTEMBER 30,      REGULATORY
(DOLLARS IN THOUSANDS)         2003            2003               2004           REQUIREMENT
----------------------- ----------------  ----------------  ----------------  -----------------
CAPITAL COMPONENTS
Tier 1 capital.........    $ 3,632,898      $ 3,747,884       $ 3,760,291
Tier 2 capital.........        537,737          936,189           949,091
                        ----------------  ----------------  ----------------
Total risk-based
  capital..............    $ 4,170,635      $ 4,684,073       $ 4,709,382
                        ================  ================  ================
Risk-weighted assets...    $33,144,336      $33,133,407       $37,622,266
                        ================  ================  ================
Quarterly average
  assets...............    $41,624,946      $41,506,828       $45,444,623
                        ================  ================  ================


CAPITAL RATIOS            AMOUNT   RATIO    AMOUNT   RATIO     AMOUNT  RATIO     AMOUNT   RATIO
----------------------- ---------- -----  ---------- -----     ------  -----   ---------- -----
Total capital (to risk-
  weighted assets)..... $4,170,635 12.58% $4,684,073 14.14% $4,709,382 12.52% >$3,009,781   8.0%
Tier 1 capital (to                                                            -
  risk-weighted assets)  3,632,898 10.96   3,747,884 11.31   3,760,291  9.99  >1,504,891    4.0
                                                                              -
Leverage(1)............  3,632,898  8.73   3,747,884  9.03   3,760,291  8.27  >1,817,785    4.0
                                                                              -
--------------

(1) Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

UNION BANK OF CALIFORNIA, N.A.

                                                                                   MINIMUM        "WELL-CAPITALIZED"
                          SEPTEMBER 30,     DECEMBER 31,      SEPTEMBER 30,       REGULATORY          REGULATORY
(DOLLARS IN THOUSANDS)         2003             2003               2004           REQUIREMENT        REQUIREMENT
----------------------- ----------------  ----------------  ----------------  -----------------  -------------------
CAPITAL COMPONENTS

Tier 1 capital.........   $ 3,306,884       $ 3,395,519       $ 3,791,489
Tier 2 capital.........       467,814           467,619           487,480
                        ----------------  ----------------  ----------------
Total risk-based
  capital..............   $ 3,774,698       $ 3,863,138       $ 4,278,969
                        ================  ================  ================
Risk-weighted assets...   $32,520,713       $32,526,017       $36,919,037
                        ================  ================  ================
Quarterly average
  assets...............   $41,044,744       $40,921,517       $44,943,543
                        ================  ================  ================


CAPITAL RATIOS            AMOUNT   RATIO    AMOUNT   RATIO    AMOUNT   RATIO     AMOUNT   RATIO     AMOUNT   RATIO
----------------------- ---------- -----  ---------- -----  ---------- -----   ---------- -----   ---------- -----
Total capital (to risk-
  weighted assets...... $3,774,698 11.61% $3,863,138 11.88% $4,278,969 11.59% >$2,953,523   8.0% >$3,691,904  10.0
Tier 1 capital (to                                                            -                  -
  risk-weighted
  assets)..............  3,306,884 10.17   3,395,519 10.44   3,791,489 10.27  > 1,476,761   4.0  > 2,215,142   6.0
                                                                              -                  -
Leverage(1)............  3,306,884  8.06   3,395,519  8.30   3,791,489  8.44  > 1,797,742   4.0  > 2,247,177   5.0
                                                                              -                  -
---------------

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

     Included in Tier 1 capital at year-end 2003 was $350 million in Trust Preferred Securities, which we redeemed on February 19, 2004, resulting in a decrease in our Tier 1 capital ratio at September 30, 2004, compared with September 30, 2003 and December 31, 2003. In December 2003, we issued $400 million of long-term subordinated debt, which is included in Tier 2 capital as of December 31, 2003 (further discussion of our subordinated debt can be found in Note 11 in the "Notes to Consolidated Financial Statements" included in our 2003 Annual Report on Form 10-K).

     Compared with September 30, 2003, in addition to the changes to our capital structure mentioned in the above paragraph, the decrease in our capital ratios was also attributable to higher risk-weighted assets. Our leverage ratio decrease was primarily attributable to a $4 billion, or 9 percent, increase in quarterly average assets, which was substantially the result of increases in both our securities and residential mortgage loan portfolios.

     As of September 30, 2004, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the leverage ratio.

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


                                                   COMMUNITY BANKING        COMMERCIAL
                                                     AND INVESTMENT     FINANCIAL SERVICES     INTERNATIONAL
                                                     SERVICES GROUP       SERVICES GROUP        BANKING GROUP
                                                  ------------------    ------------------    -----------------
                                                        AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------------------------------------
                                                    2003      2004        2003      2004        2003      2004
                                                  --------  --------    --------  --------    -------   -------
RESULTS OF OPERATIONS AFTER PERFORMANCE
  CENTER EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income............................ $173,733  $203,040    $186,249  $203,288    $ 8,537   $ 9,802
  Noninterest income.............................  110,912   125,042      67,591    64,317     18,117    19,069
                                                  --------  --------    --------  --------    -------   -------
  Total revenue..................................  284,645   328,082     253,840   267,605     26,654    28,871
  Noninterest expense............................  202,283   235,883     103,277   108,519     15,323    16,728
  Credit expense (income)........................    7,996     8,400      39,397    24,781        511       566
                                                  --------  --------    --------  --------    -------   -------
  Income (loss) before income tax
    expense (benefit)............................   74,366    83,799     111,166   134,305     10,820    11,577
  Income tax expense (benefit)...................   28,445    32,053      36,128    44,414      4,139     4,428
                                                  --------  --------    --------  --------    -------   -------
  Net income (loss).............................. $ 45,921  $ 51,746    $ 75,038  $ 89,891    $ 6,681   $ 7,149
                                                  ========  ========    ========  ========    =======   =======
PERFORMANCE CENTER EARNINGS (DOLLARS
  IN THOUSANDS):
  Net interest income............................ $    186  $     67    $    (99) $    (26)   $    10   $    17
  Noninterest income.............................   (9,835)   (2,631)     16,697    10,383        305       258
  Noninterest expense............................   (8,904)   (2,760)      9,513     4,063         59         2
  Net income (loss)..............................     (477)      103       4,412     3,961        158       169
  Total loans (dollars in millions)..............       24        21         (43)      (42)        --        --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans(1)................................. $ 11,801  $ 13,105    $ 12,483  $ 12,712    $ 1,457   $ 1,883
  Total assets...................................   12,904    14,386      14,347    15,381      1,913     2,281
  Total deposits(1)..............................   17,463    19,355      13,767    14,344      1,555     2,259
FINANCIAL RATIOS:
  Risk adjusted return on capital(2).............       25%       30%         19%       24%        43%       44%
  Return on average assets(2)....................     1.41      1.43        2.08      2.33       1.39      1.25
  Efficiency ratio(3)............................     71.1      71.9        40.7      40.6       57.5      57.9


                                                         GLOBAL                                  UNIONBANCAL
                                                      MARKETS GROUP            OTHER             CORPORATION
                                                  ------------------    ------------------    ------------------
                                                         AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------------------------------
                                                    2003      2004        2003      2004        2003      2004
                                                  --------  --------    --------  --------    --------  --------
RESULTS OF OPERATIONS AFTER PERFORMANCE
  CENTER EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income............................ $ 18,140  $(35,642)   $ 14,430  $ 31,602    $401,089  $412,090
  Noninterest income.............................   (1,097)    1,561       5,947     5,965     201,470   215,954
                                                  --------  --------    --------  --------    --------  --------
  Total revenue..................................   17,043   (34,081)     20,377    37,567     602,559   628,044
  Noninterest expense............................    3,926     5,225      24,052     6,036     348,861   372,391
                                                  --------  --------    --------  --------    --------  --------
  Credit expense (income)........................       50        54     (27,954)  (43,801)     20,000   (10,000)
  Income (loss) before income tax
    expense (benefit)............................   13,067   (39,360)     24,279    75,332     233,698   265,653
  Income tax expense (benefit)...................    4,998   (15,055)      4,943    36,375      78,653   102,215
                                                  --------  --------    --------  --------    --------  --------
  Net income (loss).............................. $  8,069  $(24,305)   $ 19,336  $ 38,957    $155,045  $163,438
                                                  ========  ========    ========  ========    ========  ========
PERFORMANCE CENTER EARNINGS (DOLLARS
  IN THOUSANDS):
  Net interest income............................ $   (203) $   (176)   $    106  $    118    $     --       $--
  Noninterest income.............................  (10,605)  (11,294)      3,438     3,284          --        --
  Noninterest expense............................   (2,123)   (1,989)      1,455       684          --        --
  Net income (loss)..............................   (5,362)   (5,854)      1,269     1,621          --        --
  Total loans (dollars in millions)..............       --        --          19        21          --        --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans(1)................................. $    333  $    192    $    258  $    255    $ 26,332  $ 28,147
  Total assets...................................   11,506    12,544       1,244     1,121      41,914    45,713
  Total deposits(1)..............................      837       737       1,281     1,419      34,903    38,114
FINANCIAL RATIOS:
  Risk adjusted return on capital(2).............        3%     (15)%         na        na          na        na
  Return on average assets(2)....................     0.28    (0.77)          na        na        1.47%     1.42%
  Efficiency ratio(3)............................     23.0    (15.3)          na        na        57.9      59.2
--------------------------

(1) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2)  Annualized.

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income and noninterest income. Foreclosed asset expense (income) was ($79 thousand) and ($10 thousand) in the third quarters of 2003 and 2004, respectively.

na = not applicable



                                                   COMMUNITY BANKING        COMMERCIAL
                                                    AND INVESTMENT      FINANCIAL SERVICES      INTERNATIONAL
                                                    SERVICES GROUP            GROUP             BANKING GROUP

                                                           AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------------------------------------
                                                    2003      2004        2003      2004        2003      2004
                                                  --------  --------    --------  --------    -------   -------
RESULTS OF OPERATIONS AFTER PERFORMANCE CENTER
  EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income............................ $505,206  $571,536    $546,437  $578,265    $25,654   $26,832
  Noninterest income.............................  324,416   371,436     187,055   206,483     59,690    59,519
                                                  --------  --------    --------  --------    -------   -------
  Total revenue..................................  829,622   942,972     733,492   784,748     85,344    86,351
  Noninterest expense............................  599,400   678,512     307,132   317,208     45,656    49,368
  Credit expense (income)........................   23,840    23,984     124,006    82,443      1,563     1,815
                                                  --------  --------    --------  --------    -------   -------
  Income (loss) before income tax
    expense (benefit)............................  206,382   240,476     302,354   385,097     38,125    35,168
  Income tax expense (benefit)...................   78,941    91,982      96,355   127,983     14,583    13,451
                                                  --------  --------    --------  --------    -------   -------
  Net income (loss).............................. $127,441  $148,494    $205,999  $257,114    $23,542   $21,717
                                                  ========  ========    ========  ========    =======   =======
PERFORMANCE CENTER EARNINGS (DOLLARS
  IN THOUSANDS):
  Net interest income............................ $    589  $    388    $   (500)    $(231)   $    24       $52
  Noninterest income.............................  (28,245)  (22,804)     46,112    42,273        887       874
  Noninterest expense............................  (25,458)  (19,262)     26,706    21,654        393        67
  Net income (loss)..............................   (1,414)   (2,000)     11,799    12,737        320       531
  Total loans (dollars in millions)..............       25        25         (45)      (44)        --        --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans(1)................................. $ 11,383  $ 12,486    $ 13,025  $ 12,314    $ 1,529    $1,757
  Total assets...................................   12,392    13,722      15,028    14,683      1,948     2,180
  Total deposits(1)..............................   16,568    19,105      12,461    14,022      1,515     1,989
FINANCIAL RATIOS:
  Risk adjusted return on capital(2).............       25%       29%         16%       23%        50%       47%
  Return on average assets(2)....................     1.37      1.45        1.83      2.34       1.62      1.33
  Efficiency ratio(3)............................     72.2      72.0        41.9      40.4       53.5      57.2



                                                        GLOBAL                                     UNIONBANCAL
                                                    MARKETS GROUP             OTHER                CORPORATION
                                                  ------------------    ------------------    ----------------------
                                                            AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------------------------------------------
                                                    2003      2004         2003     2004         2003        2004
                                                  --------  --------    --------  --------    ----------  ----------
RESULTS OF OPERATIONS AFTER PERFORMANCE
  CENTER EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income............................ $ 56,371  $(50,293)   $ 43,978  $ 86,029    $1,177,646  $1,212,369
  Noninterest income.............................    2,311     4,497      16,940   116,234       590,412     758,169
  Total revenue..................................   58,682   (45,796)     60,918   202,263     1,768,058   1,970,538
  Noninterest expense............................   12,158    16,093      78,119    60,718     1,042,465   1,121,899
  Credit expense (income)........................      150       280     (74,559) (133,522)       75,000    (25,000)
  Income (loss) before income tax expense
    (benefit)....................................   46,374   (62,169)     57,358   275,067       650,593     873,639
  Income tax expense (benefit)...................   17,738   (23,780)      7,656   111,981       215,273     321,617
  Net income (loss).............................. $ 28,636  $(38,389)   $ 49,702  $163,086    $  435,320  $  552,022
PERFORMANCE CENTER EARNINGS (DOLLARS IN
  THOUSANDS):
  Net interest income............................ $   (433) $   (531)   $    320  $    322    $       --  $       --
  Noninterest income.............................  (28,553)  (31,012)      9,799    10,669            --          --
  Noninterest expense............................   (5,776)   (5,741)      4,135     3,282            --          --
  Net income (loss)..............................  (14,332)  (15,933)      3,627     4,665            --          --
  Total loans (dollars in millions)..............       --        --          20        19            --          --
AVERAGE BALANCES (DOLLARS IN MILLIONS):
  Total loans(1)................................. $    279  $    228    $    307  $    261    $   26,523  $   27,046
  Total assets...................................    9,655    12,732       1,003     1,146        40,026      44,463
  Total deposits(1)..............................    1,037       838       1,289     1,337        32,870      37,291
FINANCIAL RATIOS:
  Risk adjusted return on capital(2).............        4%      (6)%         na        na            na          na
  Return on average assets(2)....................     0.40     (0.40)         na        na          1.45%       1.66%
  Efficiency ratio(3)............................     20.7     (35.1)         na        na          58.9        56.8
--------------------------

(1) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2)  Annualized.

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income and noninterest income. Foreclosed asset and noninterest income. Foreclosed asset expense (income) was ($28 thousand) and $526 thousand in the first nine months of 2003 and 2004, respectively.

na = not applicable

     COMMUNITY BANKING AND INVESTMENT SERVICES GROUP

     In the third quarter of 2004, net income increased $5.8 million, or 13 percent, compared to the third quarter of 2003. In the third quarter of 2004, total revenue increased $43.4 million, or 15 percent, compared to the third quarter of 2003. Increased asset and deposit volumes, partly offset by the effect of a lower interest rate environment led to an increase of $29.3 million, or 17 percent, in net interest income over the third quarter of 2003. In the third quarter of 2004, noninterest income was $14.1 million, or 13 percent, higher than the third quarter of 2003 primarily due to higher deposit fees and trust fees. Noninterest expense increased $33.6 million, or 17 percent, in the third quarter of 2004 compared to the third quarter of 2003, with the majority of that increase being attributable to higher staff expenses related to our acquisitions and de novo branches, as well as increased deposit volumes and residential loan growth.

     In 2004, the Community Banking and Investment Services Group continues to emphasize growing the consumer asset portfolio, expanding wealth management services, extending the small business franchise, expanding the branch network, and expanding cross selling activities throughout the Bank. The strategy for growing the consumer asset portfolio primarily focused on mortgage and home equity products that may be originated through the branch network, as well as through channels such as wholesalers, correspondents, and whole loan purchases. As of September 30, 2004, residential mortgages grew by $1.7 billion, or 24 percent, from September 30, 2003. The Wealth Management division is focused on becoming a growing provider of banking and investment products for affluent individuals in geographic areas already served by us. We seek to provide quality service superior to that of our competitors and offer our customers an attractive product suite. Core elements of the initiative to extend our small business franchise include improving our sales force, increasing marketing activities, adding new locations, and developing online capabilities to complement physical distribution. On January 16, 2004, we completed our acquisition of Business Bank of California, a commercial bank headquartered in San Bernardino, California, with $704 million in assets and fifteen full-service branches in the Southern California Inland Empire and the San Francisco Bay Area. On October 28, 2004, we completed our acquisition of Jackson Federal Bank, a savings bank headquartered in Brea, California, with $1.4 billion in assets and fourteen full-service branches in Southern California.

     The Community Banking and Investment Services Group is comprised of six major divisions: Community Banking, Wealth Management, Institutional Services and Asset Management, Consumer Asset Management, UBOC Markets and Insurance Services.

     COMMUNITY BANKING serves its customers through 301 full-service branches in California, Washington and Oregon and a network of 571 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our WEBSITE at www.uboc.com. In addition, the division offers automated teller services.

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

     o The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms. Specific products and services include trust and estate services, investment account management services, and deposit and credit products. A key strategy of The Private Bank is to expand its business by leveraging existing Bank client relationships. Through 14 locations in California, Oregon and Washington, The Private Bank relationship managers offer all of our available products and services.

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

     o Institutional Services provides custody, corporate trust, and retirement plan services. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues. Retirement Services provides a full range of defined benefit and defined contribution administrative services, including trustee services, administration, investment management, and 401(k) valuation services. Our recent acquisition of the business portfolio of CNAT, which was completed on August 1, 2004, added outsourcing capability for direct distributors of retirement products and strengthened capacity to support smaller plans. The newly acquired products and services of CNAT will be marketed under the name "TruSource." The client base of Institutional Services includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers, and non-profit organizations. Institutional Services' strategy is to continue to leverage and expand its position in our target markets.

     CONSUMER ASSET MANAGEMENT provides the centralized underwriting, processing, servicing, collection and administration for consumer assets including residential loans. On May 31, 2004, we completed the sale of our merchant card portfolio and formed a long-term marketing alliance with NOVA Information Systems (NOVA). NOVA acquired our merchant accounts and will provide processing services, customer service and support operations to our merchant locations. We will market merchant services through our branch network in California, Oregon and Washington.

     o Consumer Asset Management is centralized in two California sites, one in San Diego and one in Brea, and

     o provides customer and credit management services for consumer loan products.

     UBOC MARKETS. In May 2004, the Bank announced a strategic move to realign the Bank's wholly owned brokerage subsidiary, UnionBanc Investment Services LLC and Personal Trust Sales with Securities Trading and Institutional Sales. The realignment advances our goals of leveraging and anchoring client relationships by enhancing the Bank's cross sell culture.

     o Our brokerage products and services are provided through UnionBanc Investment Services LLC, a registered broker/dealer offering investment products to individuals and institutional clients, whose primary strategy is to further penetrate our existing client base.

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

     In the third quarter of 2004, net income increased $14.9 million, or 20 percent, compared to the third quarter of 2003. In the third quarter of 2004, net interest income increased $17.0 million, or 9 percent, compared to the third quarter of 2003, partially attributable to the impact of increasing deposit balances. Noninterest income decreased $3.3 million, or 5 percent, mainly attributable to lower deposit-related service fees related to a higher earning credit rates in the current quarter on customer deposits used to pay for banking services. In the third quarter of 2004, noninterest expense increased $5.2 million, or 5 percent, mainly attributed higher expenses to support increased product sales and deposit volumes. Credit expense decreased $14.6 million mainly as a result of improving credit quality.

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

     The Check Clearing for the 21st Century Act (Check 21) was signed into law on October 28, 2003, and became effective on October 28, 2004. Check 21 is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation (that is, the banking process by which cancelled original checks are not returned to the customer with the customer's regular bank statement). The law facilitates check truncation by creating a new negotiable instrument called a substitute check, which would permit banks to truncate original checks, to process check information electronically, and to deliver substitute checks to banks that want to continue receiving paper checks. A substitute check will be the legal equivalent of the original check and will include all the information contained on the original check. The law does not require banks to accept checks in electronic form nor does it require banks to use the new authority granted by Check 21 to create substitute checks. The final regulations regarding Check 21 were published in July 2004. In order to manage and control the changes which may be necessitated by Check 21, we have established a "Check 21 Initiative Project Management Structure," composed of representatives from many of our operating and support units. The objective of this initiative is to allow us to prioritize and allocate our resources and mitigate risk to our ongoing operations. It is not possible at this time to predict the long-term financial impact of Check 21, and regulations thereunder, on our business.

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

     In the third quarter of 2004, net income increased $0.5 million, or 7 percent, compared to the third quarter of 2003. Total revenue increased $2.2 million or 8 percent, compared to the third quarter of 2003. Net interest income increased $1.3 million, or 15 percent, compared to the third quarter of 2003 mainly attributable to higher demand deposit balances. Noninterest income was $1.0 million, or 5 percent, higher compared to the third quarter of 2003 primarily attributable to higher payment and trade activities in the current quarter. Noninterest expense increased $1.4 million, or 9 percent, compared to the third quarter of

2003 primarily due to incremental costs associated with strengthening our Bank Secrecy Act controls and processes in our Union Bank of California, International--New York subsidiary. In the third quarter of 2004, credit expense of $0.1 million was slightly higher compared to the third quarter of 2003. The International Banking Group's business revolves around short-term financing, mostly to banks, which provides service-related income, as well as significantly lower credit risk when compared to other lending activities.

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

     GLOBAL MARKETS GROUP

     The Global Markets Group conducts business to support all of our business groups and their customers. This group is responsible for our treasury management, which encompasses wholesale funding, liquidity management, interest rate risk management, including the ALM securities portfolio management and derivatives hedging activities. Associated with this function, this group's results include the transfer pricing activity for us, which allocates to the other business segments their cost of funds on all asset categories and credit for funds on all liability categories. Another important function of the Global Markets Group is the offering of a broad range of risk management products, such as foreign exchange contracts and interest rate derivative hedge products for our client's risk management needs. It also trades fixed income securities to meet investment needs of our institutional and business clients. In May 2004, with a strategic realignment of the market and investment product offering functions, the UBOC Markets unit was formed, encompassing the risk management and fixed income products offerings of the Global Markets Group and UnionBanc Investment Services LLC, the Bank's brokerage subsidiary. The UnionBanc Investment Services' management dually reports to the Global Markets Group and the Community Banking and Investment Services Group. UBOC Markets' income attributable to business with our clients is allocated, through performance centers, to the business units.

     In the third quarter of 2004, net loss was $24.3 million compared to net income of $8.1 million in the third quarter of 2003. Total revenue in the third quarter of 2004 decreased by $51.1 million, compared to the third quarter of 2003, resulting from a $53.8 million decrease in net interest income. The decrease in net interest income was primarily attributable to a higher transfer pricing residual in the third quarter of 2004 resulting from the continuing growth in core deposits, which are priced on longer-term liability rates, compared to our portfolio of relatively short-term loans and securities, which are credited at shorter-term lending and investment rates. Noninterest income increased $2.7 million compared to the third quarter of 2003. Noninterest expense in the third quarter of 2004 increased $1.3 million, or 33 percent, compared to the previous year's quarter as we incurred costs for technology improvements and added to our staff.

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

     o the Pacific Rim Corporate Group, with assets of $279 million at September 30, 2004, which offers a range of credit, deposit, and investment management products and services to companies in the U.S. which are affiliated with companies headquartered in Japan; and

     o    the residual costs of support groups.

     Net income for "Other" in the third quarter of 2004 was $39.0 million. The results were impacted by the following factors:

     o Credit expense (income) of ($43.8) million was due to the difference between the $10.0 million reversal of provision for credit losses calculated under our U.S. GAAP methodology and the $33.8 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

     o Net interest income of $31.6 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

     o    Noninterest income of $6.0 million; and

     o Noninterest expense of $6.0 million compared with $24.1 million for the quarter ending September 30, 2003. The decline resulted from decreases in post-retirement healthcare expense, technology, consulting, and marketing expenses.

     Net income for "Other" in the third quarter of 2003 was $19.3 million. The results were impacted by the following factors:

     o Credit expense (income) of ($28.0) million was due to the difference between the $20.0 million provision for credit losses calculated under our U.S. GAAP methodology and the $48.0 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

     o Net interest income of $14.4 million, which resulted from the differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

     o    Noninterest income of $5.9 million; and

     o    Noninterest expense of $24.1 million.

REGULATORY MATTERS

     Union Bank of California International has entered into a written agreement with the Federal Reserve Bank of New York relating to Union Bank of California International's Bank Secrecy Act controls and processes. Union Bank of California International is wholly owned by Union Bank of California, N.A., which is wholly owned by UnionBanCal Corporation. Union Bank of California International is headquartered in New York City and, as an Edge Act subsidiary, is limited to engaging in international banking activities. Union Bank of California International is implementing a plan to strengthen its Bank Secrecy Act controls and processes. UnionBanCal Corporation filed a Form 8-K containing Union Bank of California International's agreement with the Federal Reserve Bank of New York.

     The banking industry, including Union Bank of California, N.A., is subject to significantly increased regulatory scrutiny and enforcement regarding Bank Secrecy Act matters. Union Bank of California International's agreement with the Federal Reserve Bank of New York and this general increase in regulatory scrutiny and enforcement of Bank Secrecy Act matters have resulted in Union Bank of California, N.A. initiating enhanced efforts to strengthen its Bank Secrecy Act controls and processes.

     The increased regulatory scrutiny and enforcement of Bank Secrecy Act matters and Union Bank of California International's agreement with the Federal Reserve Bank of New York will adversely affect Union Bank of California International's, and may adversely affect UnionBanCal Corporation's and Union Bank of California, N.A.'s, ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions. However, neither this effect, nor the terms of Union Bank of California International's agreement with the Federal Reserve Bank of New York, nor the financial impact of enhanced Bank Secrecy Act controls and processes, are expected to have a material adverse impact on the financial condition or results of operations of Union Bank of California, N.A. or UnionBanCal Corporation.

CERTAIN BUSINESS RISK FACTORS

     ADVERSE CALIFORNIA ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS

     A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the pace and scope of the recovery in the technology sector, the California state government's budgetary difficulties and continuing fiscal difficulties. We have various banking relationships with the California State government, including credit and deposit relationships and funds transfer arrangements. If economic conditions in California decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired. On March 2, 2004, the California electorate approved certain ballot measures, including a one-time economic recovery bond issue of up to $15 billion to pay off the State's accumulated general fund deficit. While these measures have provided near-term relief for the State government's fiscal situation, the State of California continues to face fiscal challenges, the long-term impact of which, on the State's economy, cannot be predicted with any certainty.

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

     ADVERSE ECONOMIC FACTORS AFFECTING CERTAIN INDUSTRIES COULD ADVERSELY AFFECT OUR BUSINESS

     We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to residential real estate. Accordingly, a downturn in the real estate and housing industries in California could have an adverse effect on our operations and the quality of our real estate loan portfolio. Increases in residential mortgage loan interest rates could also have an adverse effect on our operations by depressing new mortgage loan originations. We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the communications / media industry, the retail industry, the airline industry, the power industry and the technology industry. Recent increases in fuel prices have adversely affected businesses in several of these industries. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs.

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

     The Bank of Tokyo-Mitsubishi, Ltd., a wholly owned subsidiary of Mitsubishi Tokyo Financial Group, Inc., owns a majority of the outstanding shares of our common stock. As a result, The Bank of Tokyo-Mitsubishi, Ltd. can elect all of our directors and can control the vote on all matters, including determinations such as: approval of mergers or other business combinations; sales of all or substantially all of our assets; any matters submitted to a vote of our stockholders; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to common stock or other equity securities; and other matters that might be favorable to The Bank of Tokyo-Mitsubishi, Ltd.

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

     THE BANK OF TOKYO-MITSUBISHI, LTD.'S FINANCIAL CONDITION COULD ADVERSELY AFFECT OUR OPERATIONS

     We fund our operations independently of The Bank of Tokyo-Mitsubishi, Ltd. and believe our business is not necessarily closely related to The Bank of Tokyo-Mitsubishi, Ltd.'s business or outlook, including the proposed merger of Mitsubishi Tokyo Financial Group, Inc. with UFJ Holdings, Inc. However, The Bank of Tokyo-Mitsubishi, Ltd.'s credit ratings may affect our credit ratings. The Bank of

Tokyo-Mitsubishi, Ltd. is also subject to regulatory oversight and review by Japanese and US regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns related to the Japanese financial system and The Bank of Tokyo-Mitsubishi, Ltd., and other developments concerning The Bank of Tokyo-Mitsubishi, Ltd. including the proposed merger with UFJ Holdings, Inc.

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

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2004. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

     During the quarter ended September 30, 2004, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are subject to various pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable.

     Union Bank of California, N.A., our major subsidiary (the Bank), was named in a suit pending in the United States District Court for the Central District of California, Neilson v. Union Bank of California et al (filed September 4,
2002). The plaintiffs in this suit sought in excess of $250 million, which was alleged to have been lost by those who invested money in various investment arrangements conducted by an individual named Reed Slatkin. We have reached an agreement to resolve the Nielson matter, which calls for a payment by the Company of $10 million, $6 million of which will be paid by the Company's insurance carrier. This agreement has been submitted to the court for approval. The disposition of this claim will not have a material adverse effect on our financial position or results of operations, since a reserve has been established for the loss.

     Another suit, Grafton Partners LP v. Union Bank of California, is pending in Alameda County Superior Court (filed March 12, 2003). That suit concerns a "Ponzi" scheme perpetrated by PinnFund, USA, located in San Diego, California. The victims of this scheme seek $235 million from the Bank. They assert that the Bank improperly opened and administered a deposit account, which was used by PinnFund in furtherance of the fraud.

     The Bank has numerous legal defenses to the Grafton case. Based on our evaluation to date of this claim, management believes that this matter will not result in a material adverse effect on our financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Repurchases of equity securities are presented in the table below.


                                                                       TOTAL NUMBER OF        MAXIMUM NUMBER (OR
                                                                      SHARES (OR UNITS)    APPROXIMATE DOLLAR VALUE)
                              TOTAL NUMBER OF                        PURCHASED AS PART OF   OF SHARES (OR UNITS) THAT
                             SHARES (OR UNITS)  AVERAGE PRICE PAID    PUBLICLY ANNOUNCED   MAY YET BE PURCHASED UNDER
PERIOD                           PURCHASED      PER SHARE (OR UNIT)    PLANS OR PROGRAMS      THE PLANS OR PROGRAMS
---------------------------  -----------------  -------------------  --------------------  --------------------------
JULY 2004
(July 23 - 30, 2004).......       274,200             $57.28                274,200                 $230,443,532
AUGUST 2004
(August 2 - 31, 2004)......       530,000             $58.09                530,000                 $199,653,218
SEPTEMBER 2004
(September 1 - 30, 2004)...       280,000             $58.42                280,000                 $183,294,679(1)
                                ---------                                 ---------
Total......................     1,084,200             $57.97              1,084,200
                                =========                                 =========
--------------------

(1) In the third quarter of 2004, we used the remaining $46 million from the $200 million repurchase program announced on April 22, 2003. In addition, $183 million is available from a $200 million repurchase program announced on April 28, 2004.

ITEM 6. EXHIBITS


     NO.                              DESCRIPTION
     ---  ----------------------------------------------------------------------
     2.1  Agreement  and Plan of Merger by and  among  UnionBanCal  Corporation,
          Union Bank of California, N.A., Jackson National Insurance Company and
          Jackson Federal Bank dated as of July 1, 2004(1)

     31.1 Certification  of  the  Chief  Executive   Officer  pursuant  to  Rule
          13a-14a/15d-14(a)  of the Exchange Act, as adopted pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification  of  the  Chief  Financial   Officer  pursuant  to  Rule
          13a-14a/15d-14(a)  of the Exchange Act, as adopted pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification  of the Chief  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002

     32.2 Certification  of the Chief  Financial  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002

-------------------------------

     (1) Incorporated by reference to the UnionBanCal Corporation current report on Form 8-K, dated July 1, 2004

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, UnionBanCal Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNIONBANCAL CORPORATION
                                                (Registrant)


Date:  November 5, 2004             By:         /S/ NORIMICHI KANARI
                                        ----------------------------------------
                                                    Norimichi Kanari
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                              (Principal Executive Officer)



Date:  November 5, 2004             By:       /S/ DAVID I. MATSON
                                       -----------------------------------------
                                                  David I. Matson
                                           EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER
                                           (Principal Financial Officer)



Date:  November 5, 2004             By:         /S/ DAVID A. ANDERSON
                                       -----------------------------------------
                                                    David A. Anderson
                                          SENIOR VICE PRESIDENT AND CONTROLLER
                                             (Principal Accounting Officer)