Form 10-K
period 2004-12-31
UNIONBANCAL CORP
filed 2005-03-09
CIK 1011659

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       |X|             THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       |_|             THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _ No _

     As of June 30, 2004, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $2,387,488,196. The aggregate market value was computed by reference to the last sales price of such stock.

     As  of  January  31,  2005,  the  number  of  shares   outstanding  of  the
registrant's Common Stock was 148,441,799.

                       DOCUMENTS INCORPORATED BY REFERENCE

INCORPORATED DOCUMENT                                      LOCATION IN FORM 10-K
Portions of the Proxy Statement for our April 27,          Part III
2005 Annual Meeting of Stockholders

================================================================================

                                      INDEX

                                                                         PAGE
PART I
  ITEM 1. BUSINESS.....................................................  3
    General............................................................  3
    Banking Lines of Business..........................................  3
    Employees..........................................................  4
    Competition........................................................  4
    Monetary Policy and Economic Conditions............................  5
    Supervision and Regulation.........................................  5
  ITEM 2. PROPERTIES...................................................  8
  ITEM 3. LEGAL PROCEEDINGS............................................  9
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  9
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
          MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES...........  9
  ITEM 6. SELECTED FINANCIAL DATA......................................  10, F-1
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS....................................  10, F-1
                                                                         10,
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..  F-32
                                                                         10,
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....  F-52
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.....................................  10
  ITEM 9A. CONTROLS AND PROCEDURES.....................................  11
  ITEM 9B. OTHER INFORMATION...........................................  11
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........  11
  ITEM 11. EXECUTIVE COMPENSATION......................................  14
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................  14
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............  14
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................  15
PART IV
  ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.....  15
SIGNATURES.............................................................  II-1

                                     PART I

ITEM 1.  BUSINESS

     All reports that we file electronically with the Securities and Exchange Commission (SEC), including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on our internet website at www.uboc.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. These filings are also accessible on the SEC's website at www.sec.gov.

     This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. See the section entitled "Factors that May Affect Future Results" located near the end of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL

     UnionBanCal Corporation through its banking subsidiary, Union Bank of California, N.A., provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, and nationally and internationally as well. At December 31, 2004, The Bank of Tokyo-Mitsubishi, Ltd. (BTM), our majority owner, which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group, Inc. (MTFG), owned approximately 62 percent of our outstanding common stock.

BANKING LINES OF BUSINESS

     Our operations are divided into four primary segments, which are described more fully in our Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 25 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

     THE COMMUNITY BANKING AND INVESTMENT SERVICES GROUP. This group offers its customers a broad spectrum of financial products under one convenient umbrella. With a broad line of checking and savings, investment, loan and fee-based banking products, individual and business clients can each have their specific needs met. These products are offered in 315 full-service branches, primarily in California, as well as in Oregon and Washington. In addition, the group offers international and settlement services, e-banking through our website, check cashing services at our Cash & Save(R) locations and loan and investment products tailored to our high net worth individual customers through our offices of The Private Bank. Institutional customers are offered employee benefit, 401(k) administration, corporate trust, securities lending and custody (global and domestic) services. The group also includes a registered broker-dealer and a registered investment advisor, which provide securities brokerage and investment advisory services and manage a proprietary mutual fund family.

     In recent years, we have acquired several businesses in the insurance services field in order to facilitate our offering to our customers an extensive array of cost-effective risk management services and insurance products, including Armstrong/Robitaille, Inc. in 2001, John Burnham & Company in 2002 and Tanner Insurance Brokers in 2003. In addition, we acquired the trust business portfolio of CNA Trust Company and the corporate trust portfolio of BTM Trust Company, both in 2004, which have expanded our institutional trust services.

     In the past two years, we have augmented our retail branch network through acquisitions of community banks, including Jackson Federal Bank in October 2004, with $1.9 billion in assets and 14 full service branches, Business Bank of California in January 2004 with $704 million in assets and 15 full service branches in the Southern California Inland Empire and the San Francisco Bay Area, and the Monterey Bay Bank in Watsonville, California in July 2003, with $632 million in assets and eight full service branches.

     These bank, insurance agency and trust acquisitions are consistent with our strategies to diversify earnings and broaden our branch network. For information regarding certain regulatory matters that may adversely affect our ability to expand through acquisitions, see "Regulatory Matters" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     THE GLOBAL MARKETS GROUP. This group is responsible for our treasury management, which encompasses wholesale funding, liquidity management, and interest rate risk management. In collaboration with our other business groups, this group also offers customers a broad range of financial services products and risk management products.

EMPLOYEES

     At January 31, 2005, we had 10,447 full-time equivalent employees.

COMPETITION

     Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions, finance companies and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms. Some of our competitors are community or regional banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources, which are well in excess of ours. Such large financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively.

     Technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks. For example, consumers can pay bills and transfer funds over the internet and by telephone without banks. Many non-bank financial service providers have lower overhead costs and are subject to fewer regulatory constraints. If consumers do not use banks to complete their financial transactions, we could potentially lose fee income, deposits and income generated from those deposits.

     Changes in federal law have made it easier for out-of-state banks to enter and compete in the states in which we operate. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Riegle-Neal Act), among other things, eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies. A bank holding company may acquire banks in states other than its home state, without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the acquired bank has been organized and operating for a minimum period of time (not to exceed five years), and the requirement that the acquiring bank holding company, prior to or following the proposed acquisition, controls no more than 10 percent of the total amount of deposits of the insured depository institutions in the United States and no more than 30 percent of such deposits in that state (or such lesser or greater amount as may be established by state law).  The  Riegle-Neal  Act also permits banks to
acquire branches located in another state by purchasing or merging with a bank chartered in that state or a national banking association having its headquarters located in that state.

     Banks, securities firms, and insurance companies can now combine as a "financial holding company." Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have elected to become financial holding companies. Recently, a number of foreign banks have acquired financial holding companies in the U.S., further increasing competition in the U.S. market. Under current regulatory interpretations, Mitsubishi Tokyo Financial Group, Inc. (MTFG) would be required to make a financial holding company election. We do not expect that MTFG will make such an election in the near future.

     We believe that continued emphasis on enhanced services and distribution systems, an expanded customer base, increased productivity and strong credit quality, together with a substantial capital base, will position us to meet the challenges provided by this competition.

MONETARY POLICY AND ECONOMIC CONDITIONS

     Our earnings and businesses are affected not only by general economic conditions (both domestic and international), but also by the monetary policies of various governmental regulatory authorities of the United States and foreign governments and international agencies. In particular, our earnings and growth may be affected by actions of the Federal Reserve Board (FRB) in connection with its implementation of national monetary policy through its open market operations in United States Government securities, control of the discount rate and establishment of reserve requirements against both member and non-member financial institutions' deposits. These actions have a significant effect on the overall growth and distribution of loans and leases, investments and deposits, as well as on the rates earned on securities, loans and leases or paid on deposits. It is difficult to predict future changes in monetary policies.

SUPERVISION AND REGULATION

     We, MTFG and BTM are subject to regulation under the Bank Holding Company Act of 1956 (BHCA), as amended, which subjects us to FRB reporting and examination requirements. Generally, the BHCA restricts our ability to invest in non-banking entities, and we may not acquire more than 5 percent of the voting shares of any domestic bank without the prior approval of the FRB. Our activities are limited, with some exceptions, to banking, the business of managing or controlling banks, and other activities, which the FRB deems to be so closely related to banking as to be a proper incident thereto.

     Union Bank of California, N.A. and most of its subsidiaries are regulated by the Office of the Comptroller of the Currency (OCC). Our subsidiaries are also subject to extensive regulation, supervision, and examination by various other federal and state regulatory agencies. In addition, Union Bank of California, N.A. and its subsidiaries are subject to certain restrictions under the Federal Reserve Act, including restrictions on affiliate transactions. As a holding company, the principal source of our cash has been dividends and interest received from Union Bank of California, N.A. Dividends payable by Union Bank of California, N.A. to us are subject to restrictions under a formula imposed by the OCC unless express approval is given to exceed these limitations. For more information regarding restrictions on loans and dividends by Union Bank of California, N.A. to its affiliates and on transactions with affiliates, see Notes 19 and 24 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal bank regulatory authorities to take "prompt corrective action" in dealing with inadequately capitalized banks. FDICIA established five tiers of capital measurement ranging from "well-capitalized" to "critically undercapitalized." It is our policy to maintain capital ratios above the minimum regulatory requirements for "well-capitalized" institutions for both Union Bank of California, N.A. and us. Management believes that, at December 31, 2004, Union Bank of California, N.A. and we met the requirements for "well-capitalized" institutions.

     The activities of Union Bank of California, N.A. subsidiaries, HighMark Capital Management, Inc. and UnionBanc Investment Services LLC are subject to the rules and regulations of the SEC as well as state securities regulators. UnionBanc Investment Services LLC is also subject to the rules and regulations of the National Association of Securities Dealers (NASD).

     Armstrong/Robitaille,  Inc., John Burnham & Company,  and Tanner  Insurance
Brokers, Inc. are indirect subsidiaries of Union Bank of California, N.A., and are subject to the rules and regulations of the California Department of Insurance, as well as insurance regulators of other states.

     Deposits of Union Bank of California, N.A. are insured up to statutory limits by the Federal Deposit Insurance Corporation (FDIC), and, accordingly, are subjected to deposit insurance assessments to maintain the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) administered by the FDIC. Union Bank of California, N.A. currently pays no insurance assessments on these deposits under the FDIC's risk-related assessment system. Although we believe there are no definite plans on the part of the FDIC to raise assessment rates in 2005, we can give no assurance as to the future level of such insurance premiums.

     There are additional requirements and restrictions in the laws of the United States and the states of California, Oregon, and Washington, as well as other states in which Union Bank of California, N.A. and its subsidiaries may conduct operations. These include restrictions on the levels of lending and the nature and amount of investments, as well as activities as an underwriter of securities, the opening and closing of branches and the acquisition of other financial institutions. The consumer lending and finance activities of Union Bank of California, N.A. are also subject to extensive regulation under various Federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practice and Electronic Funds Transfer Acts, as well as various state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans. Union Bank of California, N.A. is also subject to the Community Reinvestment Act (CRA). The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the needs of their local communities, including low- and moderate-income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities, and in evaluating whether to approve applications for permission to engage in new activities or acquisitions of other banks or companies.

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

     The  Gramm-Leach-Bliley  (GLB) Act  allows  "financial  holding  companies"
(FHCs) to offer banking, insurance, securities and other financial products. Among other things, the GLB Act amended section 4 of the BHCA in order to provide a framework for the engagement in new financial activities by bank holding companies (BHCs). BHCs such as we may elect to become an FHC if all of their subsidiary depository institutions are well-capitalized and well-managed. Under current FRB interpretations, a foreign bank holding company, such as MTFG, which controls a subsidiary U.S. bank holding company, must make the election. In addition, the foreign bank holding company must be well-capitalized and well-managed in accordance with standards comparable to those required of U.S. banks as determined by the FRB and must have a "satisfactory" or better CRA rating. We do not expect that MTFG will make an FHC election in the near future.

     Under the GLB Act, "financial subsidiaries" of banks may engage in some types of activities beyond those permitted to banks themselves, provided certain conditions are met. Union Bank of California, N.A., has no plans to seek to form any "financial subsidiaries" in the near future.

     The terrorist attacks in September 2001, impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the USA PATRIOT Act).

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

     The banking industry is now subject to significantly increased regulatory controls and processes regarding Bank Secrecy Act and anti-money laundering matters. This may adversely affect the ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions. Under the USA PATRIOT Act, federal banking regulators must consider the effectiveness of a financial institution's anti-money laundering program prior to approving an application for a merger, acquisition or other activities requiring regulatory approval. For information regarding certain regulatory matters that may adversely affect our ability to expand through acquisitions, see "Regulatory Matters" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     On July 30, 2002, in response to various high profile corporate scandals, the United States Congress enacted the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act aims to restore the credibility lost as a result of these scandals by addressing, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The New York Stock Exchange has adopted and the SEC has approved additional corporate governance rules. The new rules are intended to allow stockholders to more easily and effectively monitor the performance of companies and directors.

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

     In addition, Section 404 of the Sarbanes-Oxley Act and the SEC's rules and regulations thereunder require our management to evaluate, with the participation of our principal executive and principal financial officers, the effectiveness, as of the end of each fiscal year, of our internal control over financial reporting. Our management must then provide a report of management on our internal control over financial reporting that contains, among other things, a statement of their responsibility for establishing and maintaining adequate internal control over financial reporting, and a statement identifying the framework they used to evaluate the effectiveness of our internal control over financial reporting.

     In response to these requirements, we have established a Disclosure Committee to monitor compliance with these new rules. Membership of the Disclosure Committee is comprised of senior management from throughout our organization whom we believe collectively provide an extensive understanding of our operations. As part of our compliance with section 302 of the Sarbanes-Oxley Act, we evaluate our internal control process quarterly and we test and assess our internal controls over financial reporting annually, in compliance with section 404 of the Sarbanes-Oxley Act.

     The Basel Committee on Banking Supervision (BIS) proposed new international capital standards for banking organizations in June 2004, and the proposal is currently being evaluated by bank supervisory authorities worldwide. Basel II is an effort to update the original international bank capital accord (Basel I), which has been in effect since 1988. Basel II is intended to improve the consistency of capital regulations internationally, make regulatory capital more risk sensitive, and promote enhanced risk-management practices among large, internationally active banking organizations. Since the accord is not yet final, the ultimate timing for implementation and the specifics of capital assessments for addressing operational risk are still uncertain. The U.S. banking and thrift agencies have issued a joint release outlining a comprehensive plan to incorporate the advanced risk and capital measurement methodologies of Basel II into regulations and supervisory guidance for U.S. institutions. It is currently expected that a notice of proposed rulemaking to implement Basel II will be published in mid-2005 and a final rule will be in place in the second quarter of 2006. We are evaluating what effect the new capital requirements that may arise out of a new BIS capital accord may have on our minimum capital requirements. U.S. banking regulators have stated that the approximately ten largest U.S. bank holding companies will be required to adopt the new standard, and that others may "opt in."

     UnionBanCal Corporation and Union Bank of California, N.A. cannot be certain of the effect, if any, of the foregoing legislation and regulatory developments on their business.

     See  our  Consolidated  Financial  Statements  starting  on page  F-52  for
specific   financial   information   about   UnionBanCal   Corporation  and  its
subsidiaries.

FUTURE LEGISLATION

     Future changes in the laws, regulations, or policies that impact Union Bank of California, N.A., our other subsidiaries and us cannot necessarily be predicted and may have a material effect on our business and earnings. Legislation relating to banking and other financial services has been introduced from time to time in Congress and is likely to be introduced in the future. If enacted, such legislation could significantly change the competitive environment in which we and our subsidiaries operate. We cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such legislation on our competitive situation, financial condition or results of operations.

ITEM 2.  PROPERTIES

     At December 31, 2004, we operated 311 full service branches in California, 4 full service branches in Oregon and Washington, and 21 international offices. In addition, we have another 49 limited service branches, including 6 Cash & Save(R) facilities, and 3 Private Bank offices. We own the property occupied by 101 of the domestic offices and lease the remaining properties for periods of five to twenty years.

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

     Grafton Partners LP v. Union Bank of California is pending in Alameda County Superior Court (filed March 12, 2003). That suit concerns a "Ponzi" scheme perpetrated by PinnFund, USA, located in San Diego, California. The victims of this scheme seek $235 million from the Bank. They assert that the Bank improperly opened and administered a deposit account, which was used by PinnFund in furtherance of the fraud.

     The Bank has numerous legal defenses to the Grafton case. Based on our evaluation to date of this pending case, management believes that this matter will not result in a material adverse effect on our financial position or results of operations. In addition, we believe the disposition of all other claims currently pending will also not have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is traded on the New York Stock Exchange under the symbol UB. As of January 31, 2005, our common stock was held by approximately 2,677 stockholders of record. At December 31, 2004, The Bank of Tokyo-Mitsubishi, Ltd.
(BTM) held approximately 62 percent of our common stock. During 2003 and 2004, the average daily trading volume of our common stock was approximately 269,838 shares and 263,184 shares, respectively. At December 31, 2002, 2003 and 2004, our common stock closed at $39.27 per share, $57.54 per share, and $64.48 per share, respectively. The following table presents stock quotations for each quarterly period for the two years ended December 31, 2003 and 2004.

                                           2003                     2004
                                   ------------------       ------------------
                                    HIGH         LOW         HIGH         LOW
                                   ------      ------       ------      ------
First quarter.................     $42.50      $37.77       $58.26      $50.80
Second quarter................      43.39       39.20        57.59       49.51
Third quarter.................      50.83       42.40        59.79       56.24
Fourth quarter................      58.45       50.35        64.78       59.10

     The following table presents quarterly per share cash dividends declared for 2003 and 2004:

                                                              2003       2004
                                                             -----      -----
First quarter..........................................      $0.28      $0.31
Second quarter.........................................       0.31       0.36
Third quarter..........................................       0.31       0.36
Fourth quarter.........................................       0.31       0.36

     On October 27, 2004, our Board of Directors approved a quarterly common stock dividend of $0.36 per share for the fourth quarter of 2004. Future dividends will depend upon our earnings, financial condition, capital requirements and other factors as our Board of Directors may deem relevant.

     We offer a dividend reinvestment and stock purchase plan that allows stockholders to reinvest dividends in our common stock at market price. BTM did not participate in the plan during 2003 and 2004. For further information about this plan, see Note 14 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

     Our ability to declare and pay dividends is affected by certain regulatory restrictions. See Note 19 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

     The following table presents repurchases by us of our equity securities during the fourth quarter 2004:

                                                                                     TOTAL NUMBER          APPROXIMATE DOLLAR
                                                                              OF SHARES PURCHASED        VALUE OF SHARES THAT
                             TOTAL NUMBER OF        AVERAGE PRICE PAID        AS PART OF PUBLICLY        MAY YET BE PURCHASED
PERIOD                      SHARES PURCHASED             PER SHARE             ANNOUNCED PROGRAMS          UNDER THE PROGRAMS
-------                     ----------------        ------------------         ------------------          ------------------
OCTOBER 2004
  (October 28-29,
    2004)..........                  100,000                    $60.57                    100,000                $177,237,734
NOVEMBER 2004
  (November 1-30,
    2004)..........                  735,000                    $62.43                    735,000                $131,349,660
DECEMBER 2004
  (December 1-30,
    2004)..........                  631,000                    $63.25                    631,000                 $91,441,401(1)
                                   ---------                                            ---------
      TOTAL........                1,466,000                    $62.66                  1,466,000
                                   =========                                            =========

---------------------------------
 (1) $91 million is remaining at December 31, 2004, under a $200 million repurchase program announced on April 28, 2004.


ITEM 6.  SELECTED FINANCIAL DATA

         See page F-1 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         See pages F-1 through F-51 of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See pages F-32 through F-36 of this Annual Report on Form 10-K.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See pages F-52 through F-110 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

     DISCLOSURE CONTROLS. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2004. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

     INTERNAL CONTROLS OVER FINANCIAL REPORTING. Management's Report on Internal Control Over Financial Reporting regarding the effectiveness of internal controls over financial reporting is presented on page F-112. The Report of Independent Registered Public Accounting Firm is presented on page F-113. During the quarter ended December 31, 2004, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information contained in the sections entitled "Audit Committee," "Election of Directors" and "Section 16(a) Beneficial Reporting Compliance" of our Proxy Statement for our April 27, 2005 Annual Meeting of Stockholders for incorporation by reference of information concerning directors and persons nominated to become directors of UnionBanCal Corporation and the UnionBanCal Corporation Audit Committee.

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

          o    A  Code  of  Ethics   applicable  to  directors  of   UnionBanCal
               Corporation and Union Bank of California, N.A.;

          o Corporate Governance Guidelines to promote the effective functioning of the activities of the UnionBanCal Corporation Board of Directors and to promote a common set of expectations as to how the Board, its Committees, individual directors and management should perform their functions; and

          o    Charters for the  Committees  of the Board,  including  the Audit
               Committee,   Corporate   Governance   Committee   and   Executive
               Compensation & Benefits Committee.

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

     The following information pertains to our executive officers as of December 31, 2004:


EXECUTIVE OFFICER         AGE  PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
-----------------------   ---  -------------------------------------------------
Tetsuo Shimura.........    66  Mr. Shimura has served as Chairman of UnionBanCal
                               Corporation  and Union Bank of  California,  N.A.
                               since October  2003. He previously  served on the
                               Boards of  Directors of  UnionBanCal  Corporation
                               and Union Bank of California, N.A. from June 1997
                               to July  1998.  Mr.  Shimura  has  served  in the
                               following    positions    at    The    Bank    of
                               Tokyo-Mitsubishi,  Ltd.:  Deputy  President  from
                               July 2001 to June 2003, Chief  Executive,  Global
                               Corporate Banking Business Unit from July 2000 to
                               July 2001 and Senior Managing  Director from June
                               1998 to July 2001. Mr. Shimura has been a director of UnionBanCal Corporation and Union
                               Bank of California, N.A. since October 2003.

Norimichi Kanari.......    58  Mr.  Kanari  has  served as  President  and Chief
                               Executive Officer of UnionBanCal  Corporation and
                               Union Bank of  California,  N.A. since July 2001.
                               He  served  as  Vice   Chairman  of   UnionBanCal
                               Corporation  and Union Bank of  California,  N.A.
                               from  July  2000 to July  2001.  From May 1999 to
                               July 2000,  he served as  General  Manager of the
                               Corporate Banking Division in the Osaka Branch of
                               The Bank of Tokyo-Mitsubishi,  Ltd. He has served
                               as a  director  of The Bank of  Tokyo-Mitsubishi,
                               Ltd.,  since  June 1997 and was  elected a Senior
                               Managing     Director     of    The    Bank    of
                               Tokyo-Mitsubishi,  Ltd.  on January 1, 2005.  Mr.
                               Kanari  has  been  a  director   of   UnionBanCal
                               Corporation  and Union Bank of  California,  N.A.
                               since July 2000.

Philip B. Flynn........    47  Mr. Flynn has served as Vice Chairman and head of
                               the  Commercial   Financial   Services  Group  of
                               UnionBanCal   Corporation   and  Union   Bank  of
                               California,  N.A., since April 1, 2004. He served
                               as  Executive  Vice  President  and Chief  Credit
                               Officer of UnionBanCal Corporation and Union Bank
                               of California, N.A., from September 2000 to April
                               2004,  as Executive  Vice  President  and head of
                               Specialized  Lending  from May 2000 to  September
                               2000 and as Executive  Vice President and head of
                               the  Commercial  Banking  Group from June 1998 to
                               May 2000.  Mr.  Flynn has served as a director of
                               UnionBanCal   Corporation   and  Union   Bank  of
                               California, N.A. since April 2004.

Richard C. Hartnack....    59  Mr. Hartnack has served as Vice Chairman and head
                               of the Community Banking and Investment  Services
                               Group of UnionBanCal Corporation and Union Bank of California, N.A. since September 1999. Mr.
                               Hartnack has served as a Director of  UnionBanCal
                               Corporation since June 1991.

EXECUTIVE OFFICER         AGE  PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
-----------------------   ---  -------------------------------------------------
Takashi Morimura.......    52  Mr.   Morimura  was  elected  Vice  Chairman  and
                               Director  of  UnionBanCal  Corporation  and Union
                               Bank of California, N.A. effective at the close of business on July 28, 2004. Mr. Morimura served as General Manager, Global Corporate Banking IT
                               Planning Office of The Bank of  Tokyo-Mitsubishi,
                               Ltd.  from  July  2000 to June 2004 and as Deputy
                               General Manager,  Overseas  Planning  Division of
                               The Bank of Tokyo-Mitsubishi, Ltd. from September
                               1999 to June 2000.  Mr.  Morimura  was  elected a
                               Director of The Bank of Tokyo-Mitsubishi, Ltd. in
                               June 2002.

Linda F. Betzer........    58  Ms. Betzer has served as Executive Vice President
                               and head of the Operations and Customer  Services
                               Group of UnionBanCal Corporation and Union Bank of California, N.A. since January 2000.

JoAnn M. Bourne........    49  Ms. Bourne has served as Executive Vice President
                               since  April  2000 and as head of the  Commercial
                               Deposits   and  Treasury   Management   Group  of
                               UnionBanCal   Corporation   and  Union   Bank  of
                               California, N.A. since April 2003. She served as head of the Commercial Banking Group from January
                               2002 to April  2003 and  managed  the  Commercial
                               Deposit  Services  Division  from  June  1997  to
                               January 2002.

Bruce H. Cabral........    49  Mr. Cabral has served as Executive Vice President
                               since March 2000 and as Chief  Credit  Officer of
                               UnionBanCal   Corporation   and  Union   Bank  of
                               California,  N.A.  since April 2004. He served as
                               Deputy Chief Credit  Officer from  November  2002
                               until April  2004.  Prior to this  position,  Mr.
                               Cabral was a Senior Credit Officer responsible for Real Estate Lending and National Banking.

Paul E. Fearer.........    61  Mr. Fearer has served as Executive Vice President
                               and Director of Human  Resources  of  UnionBanCal
                               Corporation  and Union Bank of  California,  N.A.
                               since April 1996.

Katsuyoshi Hamahashi...    55  Mr.  Hamahashi  has  served  as  head  of  Global
                               Markets  Group  of  UnionBanCal  Corporation  and
                               Union Bank of California, N.A. since October 1998
                               and as Executive  Vice President and Treasurer of
                               UnionBanCal   Corporation   and  Union   Bank  of
                               California, N.A. since April 1996.

Ronald H. Kendrick.....    63  Mr.   Kendrick  has  served  as  Executive   Vice
                               President and head of the Community Banking Group
                               of  UnionBanCal  Corporation  and  Union  Bank of
                               California,  N.A.  since December 2000. He served
                               as   Executive   Vice   President   and  Southern
                               California   Area  Executive  of  Union  Bank  of
                               California,  N.A.  from  March  1994 to  December
                               2000.

David I. Matson........    60  Mr. Matson has served as Executive Vice President
                               and  Chief   Financial   Officer  of  UnionBanCal
                               Corporation  and Union Bank of  California,  N.A.
                               since July 1998.

John H. McGuckin, Jr...    58  Mr.   McGuckin  has  served  as  Executive   Vice
                               President,   General  Counsel  and  Secretary  of
                               UnionBanCal   Corporation   and  Union   Bank  of
                               California, N.A. since September 2000. He served as Executive Vice President and General Counsel of UnionBanCal Corporation from January 1998 to
                               September  2000  and  served  as  Executive  Vice
                               President  and  General  Counsel of Union Bank of
                               California,  N.A. from April 1996 until September
                               2000.

EXECUTIVE OFFICER         AGE  PRINCIPAL OCCUPATIONS FOR THE PAST FIVE YEARS
-----------------------   ---  -------------------------------------------------
Magan C. Patel.........    67  Mr. Patel has served as Executive  Vice President
                               and head of the  International  Banking  Group of
                               UnionBanCal   Corporation   and  Union   Bank  of
                               California, N.A. since April 1996.

Charles L. Pedersen....    61  Mr.   Pedersen  has  served  as  Executive   Vice
                               President and head of the Systems  Technology and
                               Item Processing Group of UnionBanCal  Corporation
                               and Union Bank of  California,  N.A.  since April
                               1996. Mr. Pedersen  announced his retirement from
                               UnionBanCal   Corporation   and  Union   Bank  of
                               California,  N.A.  effective  December  31, 2004.
                               Effective January 1, 2005, Ms. Betzer is serving as acting head of the Systems Technology Group.

     The term of office of an executive officer extends until the officer resigns, is removed, retires, or is otherwise disqualified for service. There are no family relationships among the executive officers.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference from the text under the captions "Executive Compensation" and "Director Compensation" in the Proxy Statement for our April 27, 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information concerning ownership of the equity stock of UnionBanCal Corporation by certain beneficial owners and management is incorporated by reference from page 1 and the text under the caption "Security Ownership by Management" in the Proxy Statement for our April 27, 2005 Annual Meeting of Stockholders.

     The  following   table   provides   information   relating  to  our  equity
compensation plans as of December 31, 2004:

                                                                                           NUMBER OF SECURITIES
                                      NUMBER OF SECURITIES                               REMAINING AVAILABLE FOR
                                          TO BE ISSUED           WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                        UPON EXERCISE OF        EXERCISE PRICE OF       EQUITY COMPENSATION PLANS
                                      OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
                                      WARRANTS, AND RIGHTS     WARRANTS, AND RIGHTS        REFLECTED IN COLUMN A)
                                               (A)                      (B)                           (C)
                                      --------------------     --------------------     -------------------------
Equity compensation approved by
  stockholders..................                 9,482,336                   $41.87                     2,937,629
Equity compensation not approved
  by stockholders...............                        --                       --                            --
                                                 ---------                   ------                     ---------
                                                 9,482,336                   $41.87                     2,937,629
                                                 =========                   ======                     =========



     All equity compensation plans have been approved by our stockholders. At December 31, 2004, there were 2,937,629 shares of common stock available for future issuance as either stock options or restricted stock under the Stock Plans. For additional information concerning our equity compensation plans, see
Note 15 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions with officers, directors, and The Bank of Tokyo-Mitsubishi, Ltd. is incorporated by reference from the text under the caption "Transactions with Management and Others" in our Proxy Statement for our April 27, 2005 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Reference is made to the information contained in the section entitled, "Ratification of Selection of Independent Registered Public Accounting Firm" of the Proxy Statement for our April 27, 2005 Annual Meeting of Stockholders for incorporation by reference of information concerning principal accounting fees and services.

                                     PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

     Our Consolidated Financial Statements, the Management's Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm are set forth on pages F-53 through F-114. (See index on page F-52).

(A)(2) FINANCIAL STATEMENT SCHEDULES

     All schedules to our Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in our Consolidated Financial Statements or accompanying notes.

(A)(3) EXHIBITS

     NO.                           DESCRIPTION
    ----- ----------------------------------------------------------------------

     3.1  Restated Certificate of Incorporation of the Registrant(1)

     3.2  By-laws of the Registrant(1)

     4.1 Trust Indenture between UnionBanCal Corporation and the First National Bank of Chicago, as Trustee, dated February 19, 1999(2)

     4.2 Trust Indenture between UnionBanCal Corporation and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(3)

    10.1 UnionBanCal Corporation Management Stock Plan. (As restated effective June 1, 1997)*(4)

    10.2 Union Bank of California Deferred Compensation Plan.(January 1, 1997, Restatement, as amended November 21,1996)*(5)

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

    10.7  Union  Bank  Financial  Services  Reimbursement  Program.   (Effective
          January 1, 1996)*(8)

    10.9 1997 UnionBanCal Corporation Performance Share Plan, as amended. (As amended, effective January 1, 2004)*(6)

    10.10 Service Agreement Between Union Bank of California, N.A. and The Bank of Tokyo-Mitsubishi, Ltd. (Effective October 1, 1997)*(4)

    10.11 Year 2000 UnionBanCal Corporation Management Stock Plan. (As restated effective January 1, 2000)*(9)

       NO.                           DESCRIPTION
       --                            -----------

    10.12 Union Bank of California, N.A. Supplemental Retirement Plan for Policy Making Officers (Effective November 1, 1999)(10)

    10.13 Philip B. Flynn Employment Agreement (Effective April 1, 2004)*(11)

    10.14 David I. Matson Employment Agreement (Effective January 1, 1998)*(12)

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


------------------------------

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

(2) Incorporated by reference to the UnionBanCal Corporation Current Report on Form 8-K dated February 11, 2001.

(3) Incorporated by reference to the UnionBanCal Corporation Current Report on Form 8-K dated December 8, 2003.

(4) Incorporated by reference to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 1-15081).

(5) Incorporated by reference to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (SEC File No. 1-15081).

(6) Incorporated by reference to the UnionBanCal Corporation Definitive Proxy Statement on Form 14A filed on March 26, 2004.

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

(8) Incorporated by reference to the UnionBanCal Corporation Current Report on Form 8-K dated April 1, 1996 (SEC File No. 1-15081).

(9) Incorporated by reference to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(10) Incorporated by reference to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(11) Incorporated by reference to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

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


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

                                                        AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER
  SHARE DATA)                             2000           2001           2002           2003           2004
 --------------------------------     ------------   ------------   ------------   ------------   ------------
RESULTS OF OPERATIONS:
  Net interest income(1).........     $  1,587,008   $  1,526,099   $  1,564,556   $  1,571,619   $  1,648,968
  (Reversal of) provision for
    credit losses................          440,000        285,000        175,000         75,000       (35,000)
  Noninterest income.............          647,180        668,066        685,275        794,253        989,305
  Noninterest expense............        1,130,185      1,191,836      1,296,965      1,408,353      1,524,182
                                      ------------   ------------   ------------   ------------   ------------
  Income before income taxes(1)..          664,003        717,329        777,866        882,519      1,149,091
  Taxable-equivalent adjustment..            2,568          2,057          2,587          2,553          3,745
  Income tax expense.............          221,535        233,844        247,376        292,827        412,812
                                      ------------   ------------   ------------   ------------   ------------
  Net income.....................     $    439,900   $    481,428   $    527,903   $    587,139   $    732,534
                                      ============   ============   ============   ============   ============
PER COMMON SHARE:
  Net income (basic).............     $       2.72   $       3.05   $       3.41   $       3.94   $       4.96
  Net income (diluted)...........             2.72           3.04           3.38           3.90           4.87
  Dividends(2)...................             1.00           1.00           1.09           1.21           1.39
  Book value (end of period).....            20.17          22.66          24.94          25.66          28.93
  Common shares outstanding (end
    of period)...................      159,234,454    156,483,511    150,702,363    145,758,156    148,359,918
  Weighted average common shares
    outstanding (basic)..........      161,604,648    157,844,745    154,757,817    148,917,249    147,767,238
  Weighted average common shares
    outstanding (diluted)........      161,989,388    158,623,454    156,414,940    150,645,193    150,303,144
BALANCE SHEET (END OF PERIOD):
  Total assets...................     $ 35,162,475   $ 36,038,746   $ 40,169,773   $ 42,498,467   $ 48,098,021
  Total loans....................       26,010,398     24,994,030     26,728,083     25,944,628     30,716,956
  Nonperforming assets...........          408,304        492,482        337,404        286,890        163,918
  Total deposits.................       27,283,183     28,556,199     32,840,815     35,532,283     40,175,836
  Medium and long-term debt......          200,000        399,657        418,360        820,488        816,113
  Junior subordinated debt.......               --             --             --        363,940         15,790
  Trust preferred securities.....          350,000        363,928        365,696             --             --
  Stockholders' equity...........        3,211,565      3,546,242      3,758,189      3,740,436      4,292,244
BALANCE SHEET (PERIOD AVERAGE):
  Total assets...................     $ 33,672,058   $ 34,619,222   $ 36,108,496   $ 40,470,483   $ 45,226,306
  Total loans....................       26,310,420     25,951,021     25,835,075     26,428,253     27,726,625
  Earning assets.................       30,379,730     31,291,782     32,983,371     36,625,837     40,910,848
  Total deposits.................       25,527,547     26,542,312     28,753,185     33,446,436     37,875,760
  Stockholders' equity...........        3,139,844      3,467,719      3,739,530      3,831,032      4,050,202
FINANCIAL RATIOS:
  Return on average assets.......             1.31%          1.39%          1.46%          1.45%          1.62%
  Return on average stockholders'
    equity.......................            14.01          13.88          14.12          15.33          18.09
  Efficiency ratio(3)............            50.59          54.32          57.64          59.53          57.73
  Net interest margin(1).........             5.22           4.87           4.74           4.29           4.03
  Dividend payout ratio..........            36.76          32.79          31.96          30.71          28.02
  Tangible equity ratio..........             9.01           9.62           8.93           8.20           7.94
  Tier 1 risk-based capital ratio            10.24          11.47          11.18          11.31           9.71
  Total risk-based capital ratio.            12.07          13.35          12.93          14.14          12.17
  Leverage ratio.................            10.19          10.53           9.75           9.03           8.09
  Allowances for credit losses to
    total loans(4)...............             2.36           2.54           2.28           2.05           1.59
  Allowances for credit losses to
    nonaccrual loans(4)..........           153.48         129.00         180.94         189.53         312.53
  Net loans charged off to average
    total loans..................             1.13           1.02           0.80           0.61           0.10
  Nonperforming assets to total
    loans, distressed loans held
    for sale, and foreclosed assets           1.57           1.97           1.26           1.11           0.53
  Nonperforming assets to total
    assets.......................             1.16           1.37           0.84           0.68           0.34

--------------------------
(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income (taxable-equivalent) and noninterest income. Foreclosed asset expense (income) was $(0.1) million, $(0.0) million, $0.1 million, $(0.1) million, and $1.2 million for 2000 through 2004, respectively.

(4)  Includes   allowance  for  credit  losses  related  to  off-balance   sheet
     commitments.








     THIS REPORT INCLUDES FORWARD LOOKING STATEMENTS, WHICH INCLUDE FORECASTS OF OUR FINANCIAL RESULTS AND CONDITION, EXPECTATIONS FOR OUR OPERATIONS AND BUSINESS, AND OUR ASSUMPTIONS FOR THOSE FORECASTS AND EXPECTATIONS. DO NOT RELY UNDULY ON FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS MIGHT DIFFER SIGNIFICANTLY FROM OUR FORECASTS AND EXPECTATIONS. PLEASE REFER TO "FACTORS THAT MAY AFFECT FUTURE RESULTS" FOR A DISCUSSION OF SOME FACTORS THAT MAY CAUSE RESULTS TO DIFFER.

     You should read the following discussion and analysis of our consolidated financial position and results of our operations for the years ended December 31, 2002, 2003 and 2004 together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Annual Report. Averages, as presented in the following tables, are substantially all based upon daily average balances.

INTRODUCTION

     We are a California-based, commercial bank holding company with consolidated assets of $48.1 billion at December 31, 2004. At December 31, 2004, The Bank of Tokyo-Mitsubishi, Ltd. (BTM), our majority owner, owned approximately 62 percent of our outstanding common stock.

EXECUTIVE OVERVIEW

     We are providing you with an overview of what we believe are the most significant factors and developments that impacted our results for 2004 and that could impact future results. You should carefully read the rest of this document for more detailed information that will complete your understanding of trends, events and uncertainties that impact us.

     We are a bank holding company that derives most of our revenues from our commercial bank subsidiary, which provides lending, deposit taking and trust services to customers, primarily in California. We also serve customers in the western United States, nationally and internationally. Our ability to generate revenue is affected by changes in economic conditions, interest rates, customer confidence, as well as from competition and the regulatory environment.

     Overall credit quality in the commercial lending area continued to improve in 2004. Our nonaccrual loan portfolio declined significantly during 2004, from $281 million at December 31, 2003 to $157 million at December 31, 2004. Improvement came from positive financial results of our borrowers, principal payoffs and loans sales. We were able to lower our exposure to inflows of nonaccrual loans by continuing to reduce our exposures in several businesses such as non-core syndicated loans. We reversed $35 million of our provision for loan losses during 2004 compared with an expense of $75 million in 2003. We expect that with our anticipated loan growth we will need to provide for credit losses in 2005.

     During 2004, commercial lending in our core industries grew. In addition, we acquired Business Bank of California in January 2004, which provided a significant increase to our commercial loan portfolio. Growth in commercial lending for 2005, assuming that the economy's positive momentum continues, should be more significant than we have experienced during the past several years. Growth in average commercial real estate lending is expected to rise, primarily from our acquisition of Jackson Federal Bank in October 2004. Residential lending grew significantly in 2004 over 2003 and growth in this area is expected to continue in 2005, although not to the same degree as we have experienced in the past few years due to slowing refinancings as interest rates rise.

     Although our net interest margin continued to decline in 2004, during this period of low interest rates, we maintained an attractive 403 basis points margin. We achieved this in large part by our success in attracting core demand deposits that provided us with a very low cost of funds coupled with our decision to grow our fixed rate portfolios, which we began to grow in 2003. This allowed us to maintain a neutral overall interest rate risk profile. During this period of low interest rates, our variable rate commercial loans have had a negative impact on our net interest margin, which has been supported by the incremental spread on our growing adjustable rate mortgage loans that are still in their fixed rate period, the benefit of derivative hedge positions and the securities portfolio.

     While we expect that business activity will continue to improve, increasing our variable rate commercial loans, we do not expect the growth in these loans to significantly increase our net interest margin until rates rise by 100 to 150 basis points. Rising interest rates beyond this level will improve our net interest margin. However, we do not anticipate that this will occur until late 2005.

     Growth in core deposits continued to be strong in 2004, providing us with a low cost of funding, which is a competitive advantage. Average demand deposits in 2004 were 48 percent of average total deposits compared with 46 percent in 2003, contributing to an average all-in cost of funds (interest expense divided by total interest bearing liabilities and noninterest bearing deposits) of 0.50 percent and 0.56 percent for 2004 and 2003, respectively. We attract deposits by offering a variety of cash management products aimed at business clients, including web cash management, check imaging, remittance and depository services and disbursements. We believe that our success in attracting these low cost funds arises from the quality of service and competitive pricing that we are able to deliver to our customers. Additional growth in deposits came from the bank acquisitions that were made in 2003 and 2004 and the creation of a number of de novo branches. As the economy improves, refinancings slow and as the value of deposits increase, we expect that the growth in core deposits that we have experienced in the recent past will slow. As our asset base grows, we may need to look to other sources of funding to provide for that growth. Those needs may be met through the purchase of fed funds, or the issuance of medium or long term debt.

     We sold our merchant card portfolio in June 2004 and realized a gain of $93 million. Simultaneously, we formed a long-term merchant card marketing alliance with NOVA Information Systems (NOVA). NOVA acquired our merchant accounts and provides processing services, customer service and support operations to our more than 10,000 merchant locations. We market merchant services through our branch network in California, Oregon and Washington. The sale was part of our strategy to divest ourselves of products and services for which we lack a competitive advantage and to invest in products and services that we believe will provide better opportunities for increasing our noninterest income. Excluding the gain on the sale of our merchant card portfolio, we increased noninterest income during 2004, compared with 2003, primarily as a result of higher service charges on deposits, trust and investment management fees, letters of credit and international commissions and fees and insurance commissions. Increases in volumes, as well as our acquisitions, were primarily responsible for the increases in our noninterest income.

     Noninterest expense rose during 2004, compared with 2003. Much of that increase related to investments that we made in bank acquisitions, de novo branches and technology. We believe that these investments will bring opportunities for growth in our business by increasing our customer base and expanding the services we provide.

     Our effective tax rate increased to 36 percent in 2004, compared with 33 percent in 2003. The increase arose primarily from higher California state taxes where we file franchise tax returns as a member of a unitary group that includes Mitsubishi Tokyo Financial Group, Inc. (MTFG) and others in the group. A more detailed discussion of our income tax expense and the impact of our inclusion in the MTFG group is provided under "Income Tax Expense" beginning on page F-12.

     We returned a significant amount of capital in the form of common stock repurchases and dividends to our shareholders during 2004.

     Our long-term strategic targets are to increase earnings per share at a rate of 8 to 10 percent per year over the next three-year strategic horizon and to generate a return on average equity of 15 to 17 percent. There can be no assurance that we will meet these objectives.

CRITICAL ACCOUNTING POLICIES

GENERAL

     UnionBanCal Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In many instances, we use a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities and such a change would result in either a beneficial or adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to determine the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the loss factors that we use. Other estimates that we use are employee turnover factors for pension purposes, residual values in our leasing portfolio, fair value of our derivatives and securities, expected useful lives of our depreciable assets and assumptions regarding our effective income tax rates. We enter into derivative contracts to accommodate our customers and for our own risk management purposes. The derivative contracts are generally foreign exchange, interest rate swap and interest rate option contracts, although we could enter into other types of derivative contracts. We value these contracts at fair value, using either readily available, market quoted prices or from information that can be extrapolated to approximate a market price. We have not historically entered into derivative contracts for our customers or for ourselves, which relate to commodity or weather-related indices. We are subject to US GAAP that may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

ALLOWANCES FOR LOAN AND OFF-BALANCE SHEET LOSSES

     The allowances for loan and off-balance sheet losses are estimates of the losses that may be sustained in our loan and lease portfolio as well as for certain off-balance sheet commitments such as unfunded commitments, commercial letters of credit, and financial guarantees. The allowances are based on two principles of accounting: (1) Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable; and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

     Our allowances for loan and off-balance sheet losses have four components: the formula allowance, the specific allowance, the unallocated allowance and off-balance sheet commitments, which is included in other liabilities. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a model based, in part, on historical losses as an indicator of future losses and, as a result, could differ from the losses incurred in the future. However, this history is updated quarterly to include any data that makes the historical data more relevant.
Moreover, management adjusts the historical loss estimates for conditions that more accurately capture probable losses inherent in the portfolio. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, as well as to industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. Our allowance for off-balance sheet commitments is measured in approximately the same manner as the allowance for our loans. We have recorded an allowance for loan losses of $407 million and we have recorded an allowance for off-balance sheet commitments of $83 million as of December 31, 2004, based upon our assessment of the probability of loss. For further information regarding our allowance for loan losses, see "Allowances for Credit Losses" beginning on page F-17.

PENSION OBLIGATIONS

     Our pension obligations and related assets of our retirement benefit plan are presented in Note 8 to our Consolidated Financial Statements included in this Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual benefit expense are determined by independent actuaries and through key assumptions. Key assumptions in measuring the plan obligations are the discount rate, the rate of compensation increases, and the estimated future return on plan assets. In determining the discount rate, we use the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the future benefit payments.
Compensation increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan. The 2004 net periodic pension cost was $22 million, which increased over the 2003 net periodic pension cost of $13 million primarily due to a decrease in the assumed discount rate from 6.75 percent to 6.25 percent. This drop in the discount rate was the primary source of the 2004 pension benefit obligation
(PBO) experience increase of $128.5 million, and the additional unrecognized net actuarial loss of $92.6 million, which resulted in $9.5 million of additional expense. Of the total $320 million of unrecognized net actuarial loss as of December 31, 2004, roughly $212 million will be subject to amortization over 9.7 years, producing additional expense of approximately $22 million. The $22 million is included in the 2005 net periodic pension cost. We estimate the 2005 net periodic pension cost will be approximately $33 million, assuming a 2005 contribution of $125 million. The primary reason for the increase from 2004 net periodic pension cost is the decrease in the assumed discount rate from 6.25 percent to 5.75 percent. The 2005 estimate for net periodic pension cost was actuarially determined using a discount rate of 5.75 percent, an expected return on plan assets of 8.25 percent and an expected compensation increase assumption of 4.50 percent. A 50 basis point increase in either the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would decrease (increase) 2005 periodic pension cost by $12.3 million, $5.8 million, and ($4.1) million, respectively. A 50 basis point decrease in either the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would increase (decrease) 2005 periodic benefit cost by $12.7 million, $5.8 million, and ($4.1) million, respectively.

ASSET IMPAIRMENT

     We make estimates and assumptions when preparing our consolidated financial statements for which actual results will not be known for some time. This includes the recoverability of long-lived assets employed in our business, including those of acquired businesses, and other-than-temporary impairment in our securities portfolio. Annually, we test goodwill from our acquisitions and we determined that no impairment existed at year-end 2004. Quarterly, we test our private capital investments for impairment by reviewing the investee's business model, current and projected financial performance, liquidity and overall economic and market conditions. In addition, we test our non-investment grade debt securities for impairment quarterly and during 2004 we recognized $0.75 million of other-than-temporary impairment in the collateralized loan obligation (CLO) portfolio. Impairment testing of these securities requires the use of a number of assumptions related to cash flows, recovery rates, default rates, market valuations and reinvestment of cash flows during the reinvestment period. This portfolio of securities is highly diversified, which will mitigate the risk that downturns in any one industry segment will significantly impair the portfolio. At December 31, 2004, the entire CLO portfolio was comprised of 127 securities with an average investment market value of $7.3 million. Our investment grade debt securities are not tested for other-than-temporary impairment since we have the ability and intent to hold until our cost has been recovered.

FINANCIAL PERFORMANCE

SUMMARY OF FINANCIAL PERFORMANCE

                                                                            INCREASE (DECREASE)
                                                                ------------------------------------------
                                                                 2003 VERSUS 2002       2004 VERSUS 2003
                                                                -------------------   --------------------
DOLLARS IN THOUSANDS        2002         2003         2004        AMOUNT   PERCENT      AMOUNT    PERCENT
-----------------------  ----------   ----------   ----------   ---------  --------   ---------   --------
RESULTS OF OPERATIONS
Net interest income(1)   $1,561,969   $1,569,066   $1,645,223   $   7,097      0.5%   $  76,157       4.9%
Noninterest income
  Service charges on
    deposit accounts..      275,820      311,417      342,169      35,597     12.9       30,752       9.9
  Trust and investment
    management fees...      143,953      136,347      153,083      (7,606)    (5.3)      16,736      12.3
  Insurance commissions      27,847       62,652       77,874      34,805    125.0       15,222      24.3
  International
    commissions and
    fees..............       61,608       67,582       73,397       5,974      9.7        5,815       8.6
  Securities gains
    (losses), net.....        2,502        9,309      (12,085)      6,807       nm     (21,394)        nm
  Gain on sale of
    merchant card
    portfolio.........           --           --       93,000          --       nm       93,000        nm
  Other noninterest
    income............      173,545      206,946      261,867      33,401     19.2       54,921      26.5
                         ----------   ----------   ----------   ---------             ---------
Total noninterest
  income..............      685,275      794,253      989,305     108,978     15.9      195,052      24.6
Total revenue.........    2,247,244    2,363,319    2,634,528     116,075      5.2      271,209      11.5
(Reversal of)
  provision for loan
  losses..............      175,000       75,000      (35,000)   (100,000)   (57.1)    (110,000)   (146.7)
Noninterest expense
  Salaries and
    employee benefits.      731,166      808,804      877,557      77,638     10.6       68,753       8.5
  Net occupancy.......      106,592      124,274      132,108      17,682     16.6        7,834       6.3
  Intangible asset
    amortization......        5,485       11,366       19,471       5,881    107.2        8,105      71.3
  Other noninterest
    expense...........      453,722      463,909      495,046      10,187      2.2       31,137       6.7
                         ----------   ----------   ----------   ---------             ---------
Total noninterest
  expense.............    1,296,965    1,408,353    1,524,182     111,388      8.6      115,829       8.2
Income before income
  tax.................      775,279      879,966    1,145,346     104,687     13.5      265,380      30.2
Income tax............      247,376      292,827      412,812      45,451     18.4      119,985      41.0
                         ----------   ----------   ----------   ---------             ---------
Net income............   $  527,903   $  587,139   $  732,534   $  59,236     11.2%   $ 145,395      24.8%
                         ==========   ==========   ==========   =========             =========

--------------------
(1) Net interest income does not include any adjustments for fully taxable equivalence.

nm = not meaningful



     THE PRIMARY CONTRIBUTORS TO OUR FINANCIAL PERFORMANCE FOR 2004 COMPARED TO 2003 ARE PRESENTED BELOW.

     o The reversal of our provision for loan losses in 2004 reflects the improvement in credit quality in our commercial loan portfolio. Reductions in criticized and classified credits resulted from pay-offs, loan grade improvements, and loan sales, which reduced our allowances for credit losses. (See our discussion under "Allowance for Credit Losses.")

     o Our net interest income was negatively impacted by generally lower yields on our earning assets, resulting in a lower average yield of 32 basis points on average earning assets, as well as lower hedge income of $66 million. Net interest income was favorably influenced, however, by higher earning asset volumes, including a higher mix of residential mortgages and securities. Strong deposit growth, including an attractive mix of average noninterest bearing deposits to total deposits, also contributed favorably to our net interest income, which included lower hedge income of $2 million. (See our discussion under "Net Interest Income.")

     o    Our noninterest income was impacted by several factors:

          -- Service charges on deposit accounts rose primarily from a 20 percent increase in average demand deposits (excluding title and escrow deposits) over 2003 and higher overdraft and ATM transaction fees;

          -- Insurance commissions increased mostly from our 2003 insurance agency acquisitions;

          -- Private capital investments had net gains of $27.9 million in 2004 compared to net gains of $1.3 million in 2003 as market valuations stabilized and private capital investments were sold;

          -- International commissions and fees grew, reflecting strong growth in the foreign remittances product from a combination of increased pricing, product enhancement and higher market penetration;

          -- Trust and investment management fees increased from 2003 due to the impact of our acquisition of CNA Trust's (renamed TruSource) assets in August 2004 and higher servicing fees related to increased assets under administration. Managed assets increased by 7 percent and non-managed assets increased by 36 percent year-over-year. Total assets under administration increased by 33 percent, to $204 billion, by the end of the year, partly resulting from our acquisition of the corporate trust portfolio of BTM Trust Company in December 2004;

          -- In May 2004, we sold our merchant card portfolio, which was acquired by NOVA Information Systems. The sale of our merchant card portfolio reflects our ongoing effort to sharpen our strategic focus. The long-term marketing alliance we formed with NOVA will provide us with marketing fees in the future; and

          -- A loss of $13.3 million on the sale of $1.0 billion of agency securities in our available for sale portfolio in 2004. The sale occurred as a result of our decision to use liquidity from low-yielding securities to fund our expected loan growth and to increase overall asset-sensitivity in the balance sheet.

         o Contributing to our higher noninterest expense were several factors:

          --   Salaries and employee benefits increased mostly from:

               o    Acquisitions and new branch openings, which accounted for 48
                    percent  of  the   increase  in  our   salaries   and  other
                    compensation,

               o    annual merit increases; and

               o increased employee benefits expense due to acquisitions and new branch openings, which accounted for 34 percent of our employee benefits increase, and higher pension expense;

          -- Net occupancy costs increased mostly from our acquisitions and new branch openings, partly offset by a $5.5 million write-off of certain leasehold improvements in the prior year;

          -- Intangible asset amortization increased mainly due to our 2004 acquisitions; and

          -- Other noninterest expense rose in 2004 as a result of our strategy to diversify our earnings and broaden our branch network through acquisitions and new branch openings and our continued development of online capabilities to complement physical distribution through purchased software. In addition, we experienced higher expenses for customer vendor bills paid by us as a result of a higher earnings credit rate on deposits and increased litigation costs.

     THE PRIMARY CONTRIBUTORS TO OUR FINANCIAL PERFORMANCE FOR 2003 COMPARED TO 2002 ARE PRESENTED BELOW.

     o The significant decline in our provision for loan losses in 2003 reflects the improvement in credit quality in our commercial loan portfolio. Reductions in criticized and classified credits resulted from pay-offs, loan grade improvements, and loan sales, which reduced our allowance for loan losses.

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

          -- Insurance commissions increased mostly from our insurance agency acquisitions in 2003;

          -- Private capital investments had net gains of $1.3 million in 2003 compared to net losses of $16.5 million in 2002 as market valuations stabilized;

          -- International commissions and fees grew, reflecting strong growth in our foreign remittances product in almost all of our markets, from a combination of increased pricing, product enhancement and higher market penetration;

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

               o higher performance-related incentive expense as a result of goal achievement,

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

          -- Intangible asset amortization increased mainly due to our 2003 acquisitions; and

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

NET INTEREST INCOME

         The table below shows the major components of net interest income and net interest margin for the periods presented.


                                                                   YEARS ENDED DECEMBER 31,
                          -------------------------------------------------------------------------------------------------------
                                       2002                                2003                               2004
                          ---------------------------------  ---------------------------------   ------------------------- -------
                                        INTEREST    AVERAGE                 INTEREST   AVERAGE                 INTEREST   AVERAGE
                            AVERAGE     INCOME/     YIELD/     AVERAGE      INCOME/    YIELD/      AVERAGE     INCOME/    YIELD/
(DOLLARS IN THOUSANDS)      BALANCE    EXPENSE(1)   RATE(1)    BALANCE     EXPENSE(1)  RATE(1)     BALANCE    EXPENSE(1)  RATE(1)
-----------------------   -----------  ----------   -------  -----------   ----------  -------   -----------  ----------  -------
ASSETS
Loans:(2)
  Domestic............... $24,662,415  $1,488,184      6.03% $24,878,462   $1,371,717     5.51%  $25,928,206  $1,362,424     5.25%
  Foreign(3).............   1,172,660      32,285      2.75    1,549,791       32,708     2.11     1,798,419      38,220     2.13
Securities--taxable......   5,858,193     313,232      5.35    8,716,051      345,996     3.97    11,707,369     422,052     3.61
Securities--tax-exempt...      37,835       3,968     10.49       40,962        4,003     9.77        68,399       5,551     8.12
Interest bearing
  deposits in banks......     124,023       2,806      2.26      229,547        3,990     1.74       394,145       7,433     1.89
Federal funds sold and
  securities purchased
  under resale agreements     812,435      13,478      1.66      893,369       10,203     1.14       719,714       9,189     1.28
Trading account assets...     315,810       4,606      1.46      317,655        3,599     1.13       294,596       3,778     1.28
                          -----------  ----------            -----------   ----------            -----------  ----------
    Total earning assets.  32,983,371   1,858,559      5.63   36,625,837    1,772,216     4.84    40,910,848   1,848,647     4.52
                                       ----------                          ----------                         ----------
Allowance for loan
  losses(5)..............    (635,057)                          (576,871)                           (514,075)
Cash and due from banks..   1,928,821                          2,213,273                           2,271,616
Premises and equipment,
  net....................     498,454                            508,973                             511,853
Other assets.............   1,332,907                          1,699,271                           2,046,064
                          -----------                        -----------                         -----------
    Total assets......... $36,108,496                        $40,470,483                         $45,226,306
                          ===========                        ===========                         ===========
LIABILITIES
Domestic deposits:
  Interest bearing....... $ 8,159,892      89,952      1.10  $10,390,459       71,208     0.69   $11,740,269      74,222     0.63
  Savings and consumer
    time.................   3,632,748      60,758      1.67    3,977,902       42,734     1.07     4,406,610      38,382     0.87
  Large time.............   2,958,162      64,428      2.18    2,364,156       37,062     1.57     2,198,078      32,877     1.50
Foreign deposits(3)......   1,535,837      21,110      1.37    1,280,804       10,232     0.80     1,463,182      15,410     1.05
                          -----------  ----------            -----------   ----------            -----------  ----------
      Total interest
        bearing deposits.  16,286,639     236,248      1.45   18,013,321      161,236     0.90    19,808,139     160,891     0.81
                          -----------  ----------            -----------   ----------            -----------  ----------
Federal funds purchased
  and securities sold
  under repurchase
  agreements.............     427,610       6,030      1.41      405,982        3,401     0.84       596,997       7,470     1.25
Commercial paper.........     997,543      16,645      1.67      809,930        8,508     1.05       620,053       6,899     1.11
Other borrowed funds.....     469,877      10,111      2.15      192,248        5,097     2.65       163,147       4,866     2.98
Medium and long-term debt     399,769       9,344      2.34      425,960        7,845     1.84       807,070      16,773     2.08
Preferred securities and
  trust notes(4).........     352,106      15,625      4.44      351,575       14,510     4.13        62,480       2,780     4.45
                          -----------  ----------            -----------   ----------            -----------  ----------
  Total borrowed funds...   2,646,905      57,755      2.18    2,185,695       39,361     1.80     2,249,747      38,788     1.72
                          -----------  ----------            -----------   ----------            -----------  ----------
  Total interest bearing
    liabilities..........  18,933,544     294,003      1.55   20,199,016      200,597     0.99    22,057,886     199,679     0.91
                                       ----------                          ----------                         ----------
Noninterest bearing
  deposits...............  12,466,546                         15,433,115                          18,067,621
Other liabilities........     968,876                          1,007,320                           1,050,597
                          -----------                        -----------                         -----------
      Total liabilities..  32,368,966                         36,639,451                          41,176,104
STOCKHOLDERS' EQUITY
Common equity............   3,739,530                          3,831,032                           4,050,202
                          -----------                        -----------                         -----------
      Total
        stockholders'
        equity...........   3,739,530                          3,831,032                           4,050,202
                          -----------                        -----------                         -----------
      Total liabilities
        and
        stockholders'
        equity........... $36,108,496                        $40,470,483                         $45,226,306
                          ===========                        ===========                         ===========
Net interest
  income/margin
  (taxable-equivalent
  basis).................               1,564,556      4.74%                1,571,619     4.29%                1,648,968     4.03%
Less: taxable-equivalent
adjustment...............                   2,587                               2,553                              3,745
                                       ----------                          ----------                         ----------
Net interest income......              $1,561,969                          $1,569,066                         $1,645,223
                                       ==========                          ==========                         ==========

-------------------------
(1) Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

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

(5) On December 31, 2004, UnionBanCal Corporation transferred the allowance related to off-balance sheet commitments of $82.4 million from allowance for loan losses to other liabilities. Reported averages for all periods have not been restated.


     Net interest income in 2004, on a taxable-equivalent basis, increased 5 percent from 2003. The increase was attributable to the following factors:

     o The growth in average earning assets was primarily attributable to an increase in average securities and in average loans. The increase in average securities, which was comprised primarily of fixed rate securities, reflected liquidity and interest rate risk management actions. The increase in average loans was largely due to a $1.3 billion increase in average residential mortgages and a $314 million increase in average commercial mortgages;

     o Deposit growth contributed significantly to our lower cost of funds in 2004. Average noninterest bearing deposits were higher in 2004, compared to 2003, mainly attributable to higher average business demand deposits of $2.2 billion, including demand deposits from our title and escrow clients which increased less than $0.1 billion, and higher consumer demand deposit growth;

     o Yields on our earning assets were impacted by a flattening yield curve and lower reinvestment rates, resulting in a lower average yield of 32 basis points on average earning assets, which was also negatively impacted by lower hedge income of $66.1 million;

     o During 2004, our strategy was to take advantage of our higher noninterest bearing deposit balances by reducing our balances in higher interest rate liabilities such as large certificates of deposit, foreign deposits, commercial paper and other borrowed funds. In addition, we redeemed our higher rate trust preferred notes in February 2004, which we funded with lower rate subordinated debt (issued in December 2003). The shift to lower rate liabilities resulted in a lower cost of funds on interest bearing liabilities of 8 basis points, which included lower hedge income of $1.7 million; and

     As a result of these changes and a flattening yield curve environment, our net interest margin decreased by 26 basis points.

     In 2005, we expect that derivative hedges will provide less net interest income than in 2004, as positions mature and, to a lesser extent, as interest rates rise. For 2003 and 2004, we had hedge income of $160.0 million and $92.2 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

     The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2002, 2003, and 2004. The changes in net interest income between periods have been reflected as attributable either to volume or to rate changes. For purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate.

                                                                  YEARS ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------
                                                  2003 VERSUS 2002                         2004 VERSUS 2003
                                         --------------------------------------     ------------------------------------
                                             INCREASE (DECREASE) DUE TO               INCREASE (DECREASE) DUE TO
                                                     CHANGE IN                                 CHANGE IN
                                         --------------------------------------     ------------------------------------
                                          AVERAGE      AVERAGE            NET        AVERAGE        AVERAGE        NET
(DOLLARS IN THOUSANDS)                    VOLUME         RATE           CHANGE       VOLUME           RATE       CHANGE
---------------------------------------- --------     ---------       ---------     --------       ---------    --------
CHANGES IN INTEREST INCOME(1)
Loans:
  Domestic.............................. $ 13,028     $(129,495)      $(116,467)    $ 57,841       $ (67,134)   $ (9,293)
  Foreign(2)............................   10,371        (9,948)            423        5,246             266       5,512
Securities--taxable.....................  152,895      (120,131)         32,764      118,755         (42,699)     76,056
Securities--tax-exempt..................      328          (293)             35        2,681          (1,133)      1,548
Interest bearing deposits in banks......    2,385        (1,201)          1,184        2,864             579       3,443
Federal funds sold and securities
  purchased under resale agreements.....    1,344        (4,619)         (3,275)      (1,980)            966      (1,014)
Trading account assets..................       27        (1,034)         (1,007)        (261)            440         179
                                         --------     ---------       ---------     --------       ---------    --------
    Total earning assets................  180,378      (266,721)        (86,343)     185,146        (108,715)     76,431
                                         --------     ---------       ---------     --------       ---------    --------
CHANGES IN INTEREST EXPENSE
Domestic deposits:
  Interest bearing......................   24,536       (43,280)        (18,744)       9,314          (6,300)      3,014
  Savings and consumer time.............    5,764       (23,788)        (18,024)       4,587          (8,939)     (4,352)
  Large time............................  (12,949)      (14,417)        (27,366)      (2,607)         (1,578)     (4,185)
Foreign deposits(2).....................   (3,494)       (7,384)        (10,878)       1,459           3,719       5,178
                                         --------     ---------       ---------     --------       ---------    --------
    Total interest bearing deposits.....   13,857       (88,869)        (75,012)      12,753         (13,098)       (345)
                                         --------     ---------       ---------     --------       ---------    --------
Federal funds purchased and securities
  sold under repurchase agreements......     (305)       (2,324)         (2,629)       1,605           2,464       4,069
Commercial paper........................   (3,133)       (5,004)         (8,137)      (1,994)            385      (1,609)
Other borrowed funds....................   (5,969)          955          (5,014)        (771)            540        (231)
Medium and long-term debt...............      613        (2,112)         (1,499)       7,012           1,916       8,928
Preferred securities and trust notes(3).      (24)       (1,091)         (1,115)     (11,940)            210     (11,730)
                                         --------     ---------       ---------     --------       ---------    --------
      Total borrowed funds..............   (8,818)       (9,576)        (18,394)      (6,088)          5,515        (573)
                                         --------     ---------       ---------     --------       ---------    --------
      Total interest bearing liabilities    5,039       (98,445)        (93,406)       6,665          (7,583)       (918)
                                         --------     ---------       ---------     --------       ---------    --------
      Changes in net interest income.... $175,339     $(168,276)      $   7,063     $178,481       $(101,132)   $ 77,349
                                         ========     =========       =========     ========       =========    ========

--------------------

(1) Interest income is presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Foreign loans and deposits are those loans and deposits originated in foreign branches.

(3) Includes interest expense for both trust preferred securities and trust notes.



NONINTEREST INCOME

                                                                                         INCREASE (DECREASE)
                                                                           ------------------------------------------
                                                                                       YEARS ENDED DECEMBER 31,
                                                                           ------------------------------------------
                                          YEARS ENDED DECEMBER 31,          2003 VERSUS 2002        2004 VERSUS 2003
                                       ---------------------------------   -----------------       ------------------
(DOLLARS IN THOUSANDS)                   2002        2003        2004        AMOUNT  PERCENT        AMOUNT    PERCENT
------------------------------------   --------    --------    --------    --------  -------       -------   --------
Service charges on deposit accounts.   $275,820    $311,417    $342,169    $ 35,597       13%     $ 30,752        10%
Trust and investment management fees    143,953     136,347     153,083      (7,606)      (5)       16,736        12
Insurance commissions...............     27,847      62,652      77,874      34,805      125        15,222        24
International commissions and fees..     61,608      67,582      73,397       5,974       10         5,815         9
Merchant banking fees...............     32,314      30,990      39,646      (1,324)      (4)        8,656        28
Card processing fees, net...........     35,318      37,520      34,147       2,202        6        (3,373)       (9)
Foreign exchange gains, net.........     28,548      30,000      33,516       1,452        5         3,516        12
Brokerage commissions and fees......     35,625      31,755      33,063      (3,870)     (11)        1,308         4
Securities gains (losses), net......      2,502       9,309     (12,085)      6,807      272       (21,394)       nm
Gain on sale of merchant card
  portfolio.........................         --          --      93,000          --       --        93,000        nm
Other...............................     41,740      76,681     121,495      34,941       84        44,814        58
                                       --------    --------    --------    --------               --------
  Total noninterest income..........   $685,275    $794,253    $989,305    $108,978       16%     $195,052        25%
                                       ========    ========    ========    ========               ========

--------------------
nm = not meaningful


NONINTEREST EXPENSE

                                                                                      INCREASE (DECREASE)
                                                                            --------------------------------------------
                                    YEARS ENDED DECEMBER 31,                        YEARS ENDED DECEMBER 31,
                              -----------------------------------------     --------------------------------------------
                                                                             2003 VERSUS 2002        2004 VERSUS 2003
                                                                            --------------------     -------------------
(DOLLARS IN THOUSANDS)            2002            2003           2004        AMOUNT      PERCENT       AMOUNT    PERCENT
----------------------------  ----------      ----------     ----------     --------     -------     ---------   -------
Salaries and other
  compensation..............  $  599,617      $  659,589     $  709,015     $ 59,972          10%    $ 49,426          7%
Employee benefits...........     131,549         149,215        168,542       17,666          13       19,327         13
                              ----------      ----------     ----------     --------                 ---------
  Salaries and employee
    benefits................     731,166         808,804        877,557       77,638          11       68,753          9
Net occupancy...............     106,592         124,274        132,108       17,682          17        7,834          6
Equipment...................      66,160          65,394         69,268        (766)         (1)        3,874          6
Software....................      42,850          47,569         54,820        4,719          11        7,251         15
Communications..............      53,382          52,087         51,899      (1,295)         (2)        (188)         --
Professional services.......      44,851          48,558         50,033        3,707           8        1,475          3
Advertising and public
  relations.................      37,510          39,455         38,442        1,945           5      (1,013)        (3)
Data processing.............      32,589          31,574         32,229      (1,015)         (3)          655          2
Intangible asset amortization      5,485          11,366         19,471        5,881         107        8,105         71
Foreclosed asset expense....         146            (84)          1,211        (230)          nm        1,295         nm
Other.......................     176,234         179,356        197,144        3,122           2       17,788         10
                              ----------      ----------     ----------     --------                 ---------
  Total noninterest expense.  $1,296,965      $1,408,353     $1,524,182     $111,388           9%    $115,829          8%
                              ==========      ==========     ==========     ========                 =========

--------------------
nm = not meaningful

INCOME TAX EXPENSE

                                                     YEARS ENDED DECEMBER 31,
                                            ------------------------------------
(DOLLARS IN THOUSANDS)                        2002         2003           2004
------------------------------------------  --------     --------     ----------
Income before income taxes................  $775,279     $879,966     $1,145,346
Income tax expense........................   247,376      292,827        412,812
Effective tax rate........................       32%          33%            36%

     The increase in the effective tax rate in 2004 reflects higher California state taxes in 2004 as compared to 2003, primarily as a result of increased profits reported by MTFG for its most recent fiscal reporting period, as well as estimates of MTFG's income for its fiscal year ending March 31, 2005.

     The State of California requires us to file our franchise tax returns as a member of a unitary group that includes MTFG and either all worldwide affiliates or only U.S. affiliates. Since 1996, we have elected to file our California franchise tax returns on a worldwide unitary basis. The inclusion of MTFG's financial results, which in some years were net losses, has partially offset our net profits subject to California income tax. The inclusion of MTFG's worldwide property, payroll and sales in the calculation of the California apportionment factor has also reduced the percentage of our income subject to California income tax. As a result, our effective tax rate for California had been significantly lower than the statutory rate, net of federal benefit, of 7.05 percent.

     Changes in MTFG's taxable profits will impact our effective tax rate. MTFG's taxable profits are impacted most significantly by changes in the worldwide economy, especially in Japan, and decisions that they may make about the timing of the recognition of credit losses. When MTFG's worldwide taxable profits rise, our effective tax rate in California will rise. We review MTFG's financial information on a quarterly basis in order to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective tax rate may not be available until after the end of the period to which the tax relates in part from the differences between our fiscal year-end and MTFG's. The determination of the California effective tax rate involves management judgment and estimates, and can change during the calendar year or between calendar years, as additional information becomes available.

     UnionBanCal Corporation and its subsidiaries file consolidated federal income tax returns. During 2004 the Internal Revenue Service (IRS) completed its audit of our income tax returns for the years ended December 31, 2001 and 2002, and has issued Notices of Proposed Adjustment with respect to the tax treatment of certain leveraged leasing transactions. Management believes that its tax reporting of these transactions was consistent with applicable tax law and intends to defend its position. Resolution of this issue is not expected to have a significant impact on our financial statements.

     For additional information regarding income tax expense, including a reconciliation of the effective tax rate to the statutory tax rate, see Note 10 to our Consolidated Financial Statements included in this Annual Report.

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

     In analyzing our loan portfolios, we apply specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics of the loans within the various portfolios. Our residential, consumer and certain small commercial and commercial real estate loans and leases are relatively homogeneous and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, we review these portfolios by analyzing their performance as a pool of loans. In contrast, our monitoring process for the larger commercial, financial and industrial, construction, commercial mortgage, leases, and foreign loan portfolios includes a periodic review of individual loans. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight. We review these loans to assess the ability of the borrowing entity to continue to service all of its interest and principal obligations and as a result may adjust the risk grade of the loan accordingly. In the event that we believe that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status, even though the loan may be current as to principal and interest payments.

     We have a Credit Review and Management Committee chaired by the Chief Credit Officer and composed of the Chief Executive Officer and other executive officers that establishes our overall risk appetite, portfolio concentration limits, and credit risk rating methodology. This committee is supported by the Credit Policy Forum, composed of Group Senior Credit Officers that have responsibility for establishing credit policy, credit underwriting criteria, and other risk management controls. Credit Administration, under the direction of the Chief Credit Officer and his designated Group Senior Credit Officers, is responsible for administering the credit approval process and related policies. Policies require an evaluation of credit requests and ongoing reviews of existing credits in order to ensure that the purpose of the credit is acceptable, and that the borrower is able and willing to repay as agreed. Furthermore, policies require prompt identification and quantification of asset quality deterioration or potential loss.

     Another part of the control process is the internal credit examination function, which reports to the Board of Directors and provides both the Board of Directors and executive management with an independent assessment of the level of credit risk and the effectiveness of the credit management process. The Credit Examination Group routinely reviews the accuracy and timeliness of risk grades assigned to individual borrowers to ensure that the business unit credit risk identification process is functioning properly. This group also assesses compliance with credit policies and underwriting standards at the business unit level. Additionally, the Credit Examination Group reviews and provides commentary on proposed changes to credit policies, practices and underwriting guidelines. The Credit Examination Group summarizes its significant findings on a regular basis and provides recommendations for corrective action when credit management or control deficiencies are identified.


LOANS

         The following table shows loans outstanding by loan type and as a percentage of total loans for 2000 through 2004. Information about our loan portfolio is also included in "Business Segments."

                                                                                                             INCREASE (DECREASE)
                                                                                                           DECEMBER 31, 2004 FROM:
                                                                                                           -----------------------
                                                               DECEMBER 31,                                   DECEMBER 31, 2003
                                 ------------------------------------------------------------------------  -----------------------
(DOLLARS IN MILLIONS)                 2000            2001         2002           2003             2004       AMOUNT      PERCENT
-------------------------------- ------------   ------------   ------------   ------------   ------------  ----------    ---------

Domestic:
  Commercial, financial and
    industrial.................. $13,749   53%  $11,476   46%  $10,629   40%  $ 8,818   34%  $ 9,761   32% $      943      10.7%
  Construction..................     939    4     1,060    4     1,285    5     1,101    4     1,130    4          29       2.6
  Mortgage:
    Residential.................   3,295   13     4,788   19     6,365   24     7,464   29     9,538   31       2,074      27.8
    Commercial..................   3,348   13     3,591   15     4,150   16     4,195   16     5,409   18       1,214      28.9
                                 -------        -------        -------        -------        -------       ----------
      Total mortgage............   6,643   26     8,379   34    10,515   40    11,659   45    14,947   49       3,288      28.2
Consumer:
  Installment...................   1,656    6     1,200    5       910    3       819    3       768    2         (51)     (6.2)
  Revolving lines of credit.....     755    3       859    3     1,103    4     1,222    5     1,582    5         360      29.5
                                 -------        -------        -------        -------        -------       ----------
    Total consumer..............   2,411    9     2,059    8     2,013    7     2,041    8     2,350    7         309      15.1
Lease financing.................   1,134    4       979    4       813    3       664    3       609    2         (55)     (8.3)
                                 -------        -------        -------        -------        -------       ----------
    Total loans in domestic
      offices...................  24,876   96    23,953   96    25,255   95    24,283   94    28,797   94       4,514      18.6
Loans originated in foreign
  branches......................   1,134    4     1,041    4     1,456    5     1,650    6     1,802    6         152       9.2
                                 -------        -------        -------        -------        -------       ----------
Total loans held to maturity.... $26,010  100   $24,994  100   $26,711  100   $25,933  100   $30,599  100       4,666      18.0
Total loans held for sale.......      --   --        --   --        17   --        12   --       118   --         106        nm
                                 -------        -------        -------        -------        -------       ----------
    Total loans................. $26,010  100%  $24,994  100%  $26,728  100%  $25,945  100%  $30,717  100% $    4,772      18.4%
                                 =======        =======        =======        =======        =======       ==========

--------------------
nm = not meaningful


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

     Our commercial market lending originates primarily through our commercial banking offices. These offices, which rely extensively on relationship-oriented banking, provide a variety of services including cash management services, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a wide variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer's specific industry. Presently, we are active in, among other sectors, the oil and gas, communications, media, entertainment, retailing, power and utilities and financial services industries.

     The commercial, financial and industrial loan portfolio increased from December 31, 2003 mainly from increased loan demand primarily in the California middle market and specialty segments, which reflected the improving economy in those markets.

CONSTRUCTION AND COMMERCIAL MORTGAGE LOANS

     We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

     The construction loan portfolio increase from December 31, 2003 was primarily attributable to growth in the demand for new single family homes, partially offset by slowing growth in capital assets and employment and higher office vacancy rates in our markets, which were factors that impacted the level of development and construction projects we financed.

     The commercial mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. The increase in commercial mortgages from December 31, 2003 was primarily due to our acquisitions of Business Bank of California in the first quarter of 2004 and Jackson Federal Bank in the fourth quarter of 2004, offset by substantial commercial mortgage refinancings with other lenders.

RESIDENTIAL MORTGAGE LOANS

     We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

     The residential mortgages increase from December 31, 2003 was influenced by a high refinance market primarily attributable to an active refinance market driven by low interest rates throughout the period. While we hold most of the loans we originate, we sell most of our 30-year, fixed rate, non-Community Reinvestment Act (CRA) residential mortgage loans.

CONSUMER LOANS

     We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network. Consumer loans increased from December 31, 2003 mainly due to an increase in home equity loans as a result of our competitive pricing, advertising and promotion, which was partially offset by pay-offs related to the run-off of the automobile dealer lending business that we exited in the third quarter of 2000. The indirect automobile dealer lending portfolio at December 31, 2004 was $16.3 million.

LEASE FINANCING

     We primarily offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. The lease financing decrease from December 31, 2003 was attributable to the run-off of our discontinued auto leasing activity. At December 31, 2004, our auto lease portfolio had declined to $22.6 million and will fully mature by mid-year 2006. Included in our lease portfolio are leveraged leases of $577 million, which are net of non-recourse debt of approximately $1.3 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

LOANS ORIGINATED IN FOREIGN BRANCHES

     Our loans originated in foreign branches consist primarily of short-term extensions of credit to financial institutions located primarily in Asia and energy related lending in Canada.

     The increase in loans originated in foreign branches from December 31, 2003, was primarily related to the expansion of our energy-related lending in Canada and higher yen-denominated trade finance borrowings by Korean banks.

CROSS-BORDER OUTSTANDINGS

     Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of December 31, 2002, 2003 and 2004, for any country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For any country shown in the table below, we do not have significant local currency outstandings that are not hedged or are not funded by local currency borrowings.


                                                    PUBLIC    CORPORATIONS
                                    FINANCIAL       SECTOR      AND OTHER          TOTAL
(DOLLARS IN MILLIONS)             INSTITUTIONS     ENTITIES     BORROWERS      OUTSTANDINGS
--------------------------------  ------------     --------   ------------     ------------
December 31, 2002
  Korea.........................          $599          $--            $75             $674
December 31, 2003
  Korea.........................          $630          $--            $28             $658
December 31, 2004
  Korea.........................          $615          $--             $3             $618



PROVISION FOR LOAN LOSSES

     We recorded a reversal of provision for loan losses of $35 million in 2004, compared with a $75 million provision for loan losses in 2003. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under "Allowances for Credit Losses" below. Provisions for off-balance sheet commitments are recognized in noninterest expense.

ALLOWANCES FOR CREDIT LOSSES

     POLICY AND METHODOLOGY

     We maintain allowances for credit losses to absorb losses inherent in the loan portfolio as well as for leases and off-balance sheet commitments. The allowances are based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio and unused commitments to provide financing. Our methodology for measuring the appropriate level of the allowances relies on several key elements, which include the formula allowance, specific allowances for identified problem credit exposures, and the unallocated allowance.

     The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, leases and commitments. Changes in risk grades affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are developed in the following ways:

     o loss factors for individually graded credits are derived from a migration model that tracks historical losses over a period, which we believe captures the inherent losses in our loan portfolio; and

     o pooled loan loss factors (not individually graded loans) are based on expected net charge-offs. Pooled loans are loans that are homogeneous in nature, such as consumer installment, home equity, residential mortgage loans and certain small commercial and commercial real estate loans.

     We believe that an economic cycle is a period in which both upturns and downturns in the economy have been reflected. We calculate loss factors over a time interval that spans what we believe constitutes a complete and representative economic cycle.

     Loan loss factors, which are used in determining our formula allowance, are adjusted quarterly primarily based upon the level of historical net charge-offs and losses expected by management in the near term. Prior to the quarter ended June 30, 2004, our loan loss factors for non-criticized graded credits captured estimated losses that were expected to occur in the next twelve months. Beginning with the quarter ended June 30, 2004, we have refined our methodology to estimate our expected losses based on a loss confirmation period. The loss confirmation period is the estimated average period of time between a material adverse event affecting the credit-worthiness of a borrower and the subsequent recognition of a loss. Based upon our evaluation process, we believe that, for our risk-graded loans, on average, losses are sustained approximately 10 quarters after an adverse event in the creditor's financial condition has taken place. Similarly, for pool-managed credits, the loss confirmation period varies by product, but ranges between one and two years.

     Furthermore, based on management's judgment, our methodology permits adjustments to any loss factor used in the computation of the formula allowance for significant factors, which affect the collectibility of the portfolio as of the evaluation date, but are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available. This includes changing the number of periods that are included in the calculation of the loss factors and adjusting qualitative factors to be representative of the economic cycle that we expect will impact the portfolio.

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

     The unallocated allowance is based on management's evaluation of conditions that are not directly reflected in the determination of the formula and specific allowances. Certain losses that had previously been considered in the determination of the unallocated allowance have been incorporated into our formula allowance through the change made to recognize losses based on a loss confirmation period, thereby eliminating the need to reflect them in our unallocated allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following, which existed at the balance sheet date:

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

         The allowances for credit losses are based upon estimates of probable losses inherent in the loan portfolio and certain off-balance sheet commitments. The actual losses can vary from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration model that is used to establish the loan loss factors for individually graded loans is designed to be self-correcting by taking into account our loss experience over prescribed periods. In addition, by basing the loan loss factors over a period reflective of an economic cycle, recent loss data that may not be reflective of prospective losses going forward will not have an undue influence on the calculated loss factors.

     The following table reflects the allowance for loan losses allocated to each respective loan category at period end and as a percentage of the total period end balance of that loan category, as set forth in the "Loans" table on page F-14. For periods prior to 2004, the allowance for loan losses included the allowance for off-balance sheet commitments. At year-end 2004, the allowance for off-balance sheet commitments totaled $83 million.


                                                     DECEMBER 31,
                             ----------------------------------------------------------
                                    2000                 2001                 2002
                             ----------------      ----------------     ---------------
(DOLLARS IN THOUSANDS)
-------------------------
Domestic:
  Commercial, financial,
    and industrial........   $452,400    3.29%     $399,900    3.48%    $314,873   2.96%
  Construction............     10,200    1.09        12,300    1.16       24,900   1.94
  Mortgage:
    Residential...........      1,000    0.03         1,400    0.03        1,900   0.03
    Commercial............     19,100    0.57        21,100    0.59       28,519   0.69
                             --------              --------             --------
      Total mortgage......     20,100    0.30        22,500    0.27       30,419   0.29
  Consumer:
    Installment...........     10,500    0.63         9,700    0.81        6,400   0.70
    Revolving lines of
      credit..............      8,000    1.06         4,800    0.56        6,100   0.55
                             --------              --------             --------
      Total consumer......     18,500    0.77        14,500    0.70       12,500   0.62
  Lease financing.........      7,900    0.70        12,000    1.23       30,690   3.77
                             --------              --------             --------
      Total domestic
        allowance.........    509,100    2.05       461,200    1.93      413,382   1.64
Foreign allowance.........      3,400    0.30         1,800    0.17        1,400   0.10
Unallocated...............    101,402               171,509              194,408
                             --------              --------             --------
        Total allowance
         for loan losses     $613,902    2.36%     $634,509    2.54%    $609,190   2.28%
                             ========              ========             ========




                                                                          INCREASE (DECREASE)
                                                                        YEARS ENDED DECEMBER 31,
                                                                        ------------------------
                                           DECEMBER 31,                     2004 VERSUS 2003
                             --------------------------------------     ------------------------
                                   2003                  2004              AMOUNT       PERCENT
                             ----------------      ----------------     -----------    ---------
(DOLLARS IN THOUSANDS)
--------------------------
Domestic:
  Commercial, financial,
    and industrial........   $276,366   3.13%      $187,577   1.92%     $   (88,789)        (32)%
  Construction............     16,400   1.49         14,843   1.31           (1,557)         (9)
  Mortgage:
    Residential...........      2,200   0.03          2,900   0.03              700          32
    Commercial............     24,756   0.59         83,414   1.54           58,658         237
                             --------              --------             -----------
      Total mortgage......     26,956   0.23         86,314   0.58           59,358         220
  Consumer:
    Installment...........      3,000   0.37          2,400   0.31             (600)        (20)
    Revolving lines of
      credit..............      5,300   0.43          2,400   0.15           (2,900)        (55)
                             --------              --------             -----------
      Total consumer......      8,300   0.41          4,800   0.20           (3,500)        (42)
  Lease financing.........     29,800   4.49         27,634   4.54           (2,166)         (7)
                             --------              --------             -----------
      Total domestic
        allowance.........    357,822   1.47        321,168   1.12          (36,654)        (10)
Foreign allowance.........      2,200   0.13          3,300   0.18            1,100          50
Unallocated...............    172,948                82,688                 (90,260)        (52)
                             --------              --------             -----------
        Total allowance
         for loan losses..   $532,970   2.05%      $407,156   1.33%     $  (125,814)        (24)%
                             ========              ========             ===========


COMPARISON OF THE TOTAL ALLOWANCES AND RELATED PROVISIONS FOR CREDIT LOSSES

     At December 31, 2004, 2003, and 2002, our total allowances for credit losses were 313 percent, 190 percent, and 181 percent of total nonaccrual loans, respectively. In addition, the allowances incorporate the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2004, total impaired loans were $102 million and the associated impairment allowance was $32 million, compared with total impaired loans of $230 million and an associated impairment allowance of $55 million at December 31, 2003, and total impaired loans of $300 million and an associated impairment allowance of $88 million at December 31, 2002.

     At December 31, 2003 and 2002, the total allowance for credit losses included allowances for off-balance sheet commitments of $85.8 million and $75.4 million, respectively. At December 31, 2004, the allowance of $82.4 million was transferred to other liabilities. However, funded loans and off-balance sheet commitments are considered together when determining the adequacy of the allowances for credit losses as a whole.

     During 2004, 2003, and 2002 there were no material changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses, except for the following refinements:

     o In 2002, we changed our method for calculating impairment on loans by basing the expected cash flows on those which had the highest probability of outcome. In 2003, we adjusted our loss factors for refinements in the recovery rates on previously charged off loans and the period used to measure an economic cycle.

     o In 2004, we refined our loss factors for commercial real estate and construction lending in order to more accurately capture probable loss inherent in the portfolio, we adjusted the period used to calculate the cumulative loss rates on criticized loans from 12 to 24 quarters to better estimate losses over the life of the loans. We revised our method of estimating our expected losses based on a loss confirmation period. The loss confirmation period is the estimated average period of time between a material adverse event affecting the credit-worthiness of a borrower and the subsequent recognition of a loss. Based upon our evaluation process, we believe that, for our risk-graded loans, on average, losses are sustained approximately 10 quarters after an adverse event in the creditor's financial condition has taken place. Similarly, for pool-managed credits, the loss confirmation period varies by product, but ranges between one and two years.

     o During 2002, 2003, and 2004, changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors also affected the assessment of the unallocated allowance.

     As a result of management's assessment of factors, including improvements in the quality of our loan portfolio, the continued improvement in the U.S. economy, improving conditions in the communications/media, power, and other sectors in domestic markets in which we operate, and growth and changes in the composition of the loan portfolio, offset by the adverse impact of increasing fuel costs across the whole economy, we recorded a reversal of provision for loan losses of $35 million in 2004. The refinements we made in the manner in which we segment our allowances for credit losses, as previously described, had no impact on the overall level of the allowances.

     The following table sets forth the components of the allowances for credit losses.


                                                                   INCREASE (DECREASE)
                                                                  DECEMBER 31, 2004 FROM:
                                                                 ------------------------
                                             DECEMBER 31,             DECEMBER 31, 2003
                                        --------------------     ------------------------
(DOLLARS IN MILLIONS)                   2002    2003    2004       AMOUNT        PERCENT
---------------------                   ----    ----    ----     ---------      ---------
Allocated allowance:
  Formula............................   $294    $280    $361     $      81           29%
  Specific...........................    121      80      46           (34)         (43)
                                        ----    ----    ----     ---------
  Total allocated allowance..........    415     360     407            47
Unallocated allowance................    194     173      83           (90)         (52)
                                        ----    ----    ----     ---------
Total allowances for credit losses...   $609    $533    $490     $     (43)          (8)%
                                        ====    ====    ====     =========



     CHANGES IN THE FORMULA AND SPECIFIC ALLOWANCES

     The increase in the formula allowance as of December 31, 2004, compared to December 31, 2003, was due primarily to the impact of the introduction in the second quarter of 2004 of the loss confirmation period into the determination of our loan loss factors, which was approximately $125 million, the modifications to the commercial real estate and construction loss factors, which was approximately $18 million, the expansion of the period used to calculate cumulative loss rates on criticized credits, which was $9 million, and growth in our commercial loan portfolio, offset by significant improvements in the credit quality of our loan portfolio. Since a portion of the impact for the use of the loss confirmation period had already been considered in our attributions in the unallocated allowance, a reallocation between the formula and unallocated portions of the allowance was made.

     The specific allowance decreased at December 31, 2004, compared to December 31, 2003. The decrease was primarily reflective of decreases in impaired loans and the renegotiation of terms for certain aircraft leases that are now reported as operating leases. At December 31, 2003, the specific allowance decreased from December 31, 2002 primarily as a result of the decreased levels of nonaccrual loans and lower estimated loss content in nonaccrual loans.

     At December 31, 2004, the total allocated allowance included $83 million related to off-balance sheet exposures such as unfunded commitments and letters of credit.

     At December 31, 2004, the allocated portion of the allowances for credit losses included $126 million related to special mention and classified credits, compared to $240 million at December 31, 2003, and $304 million at December 31, 2002. The yearly declines resulted primarily from improving credit quality. Special mention and classified credits are those that are internally risk graded as "special mention," "substandard" or "doubtful." Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as "doubtful" has critical weaknesses that make full collection improbable.

     CHANGES IN THE UNALLOCATED ALLOWANCE

     The following table identifies the components of the unallocated allowance and the range of inherent loss.


                                 DECEMBER 31, 2002              DECEMBER 31, 2003              DECEMBER 31, 2004
                             ----------------------------   ----------------------------   ----------------------------
(DOLLARS IN MILLIONS)
CONCENTRATION                COMMITMENTS(1)   LOW    HIGH   COMMITMENTS(1)   LOW    HIGH   COMMITMENTS(1)   LOW    HIGH
--------------------------   --------------   ---    ----   --------------   ---    ----   --------------   ---    ----
Fuel Prices...............          $    --   $--    $ --          $    --   $--    $ --          $38,472   $10     $34
Leasing...................              662     8      16              596     5      11              615    15      26
Real Estate...............            6,186    16      32            6,432    16      32            7,663    10      22
Foreign...................              620     9      19            1,134    11      20              181     5      10
Power Companies/Utilities.            3,805    25      50            3,208    13      27            3,611     3       6
Retail....................            1,668     8      16            1,557     6      12            1,807     1       3
Communications/Media......            1,907    18      40            1,629    10      30               --    --      --
California................               --    --      --            9,106     6      12               --    --      --
Other.....................           12,458    13      27           15,659    19      36            1,793     3       5
                                              ---    ----                    ---    ----                    ---    ----
Total Attributed..........                    $97    $200                    $86    $180                    $47    $106
                                              ===    ====                    ===    ====                    ===    ====

--------------------
 (1) Includes loans outstanding and unused commitments.


     At December 31, 2004, the unallocated allowance decreased compared to December 31, 2003. The reasons for the decrease, and for which an unallocated allowance is warranted, are detailed below.

     In our assessment as of December 31, 2004, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

     Although in certain instances the downgrading of a loan resulting from the effects of the conditions described below has been reflected in the formula allowance, management believes that the impact of these events on the collectibility of the applicable loans may not have been reflected in the level of nonperforming loans or in the internal risk grading process with respect to such loans. In addition, our formula allowance does not take into consideration sector-specific changes in the severity of losses that are expected to arise from current economic conditions compared with our historical losses. Accordingly, our evaluation of the probable losses related to the impact of these factors was reflected in the unallocated allowance. The evaluations of the inherent losses with respect to these factors are subject to higher degrees of uncertainty because they are not identified with specific problem credits.

     As previously mentioned, we refined our formula allowance to include certain losses based upon a loss confirmation period, which has eliminated the need to consider those losses in the attributions of our unallocated allowance. In evaluating the results of this methodology change, we considered the effect of underlying conditions on expected future credit migration for each of our lending segments. In several cases, we concluded that this experience is not likely to be more severe than the long-run average embedded in the loss factors that drive the formula allowance calculation. In these cases, we determined that our attribution, previously established for the technology and consumer sectors, was no longer required.

     Similarly, in certain cases, we believe that credit migration is likely to be somewhat more severe than the long-run average, but a greater share of the inherent probable loss associated with this credit migration is now captured in the allocated allowance as a result of the previously mentioned refinement in methodology. In these cases, we have reduced certain unallocated allowance attributions. The following describes the specific conditions we considered.

     o With respect to fuel prices, we considered the sustained high prices of oil and petroleum products, and the impact across virtually all sectors of the economy.

     o With respect to leasing, we considered the worsening situation for some electric service providers, combined with continued weakness in the airline industry.

     o With respect to commercial real estate, we considered slightly improving vacancy rates and stagnant rent growth being experienced nationally, with specific weakness in Northern California.

     o With respect to cross-border exposures in certain foreign countries, we considered the improving economic performances in many countries of our key international markets, as well as better financial results of our customers, and reduced the attribution range from December 31, 2003. This attribution range also provided for certain weaknesses in the banking sector of some of our markets and the possible effects the December 26, 2004 tsunami may have on certain Southeast Asian markets.

     o With respect to power companies/utilities, we considered the effects of lower excess capacity and evidence that a slow recovery is beginning in this industry.

     At December 31, 2003, the unallocated allowance decreased compared to December 31, 2002 primarily from improving economic indicators in general and identifiable improving conditions in several specific sectors. In our assessment as of December 31, 2003, management focused, in particular, on the factors and conditions set out below.

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

     o With respect to the real estate sector, management considered the continued weakness in many markets, with the national office vacancy rate continuing to rise and average rents falling, as well as the specific weakness in Northern California resulting from overdependence on the technology sector.

     o With respect to the communications/media industry, management considered improving advertising revenues contrasted against subscriber erosion for cable companies resulting from satellite TV competition and the increasingly intense competition between, as well as within, Telecom modes.

     o With respect to power companies/utilities, management considered the excess capacity and flat demand in the power generation market, exacerbated by excessive debt levels and limited repayment or refinancing opportunities.

     o With respect to cross-border loans and acceptances to certain Latin America and Asia/Pacific Rim countries, management considered continuing structural imbalances, even as the strong US growth has lifted its trading partners in the region.

     o With respect to the retail sector, management considered the improved holiday season sales, compared to those experienced in 2002, against a backdrop of higher household debt at a time of considerable employment and income uncertainty.

     o With respect to the State of California, management considered underlying uncertainties, including the major shortfall in the state's budgetary position and the various fiscal and other cost-related factors that combine to make California a more expensive state in which to conduct business.

     o With respect to leasing, management considered some cyclical recovery in airline traffic demand, contrasted against increased market share and fleet growth from discount carriers.

     o With respect to the technology industry, management considered improved spending as a result of tax law changes and pressure to sustain the productivity gains, and associated cost savings, witnessed during 2003, while remaining aware of the competitive pricing market that will rein in revenue gains.

     In our assessment as of December 31, 2002, management focused, in particular, on the following factors:

     o With respect to power companies/utilities, management considered the adverse effects of declining wholesale power prices, continued accounting concerns, and uncertainties regarding the course of deregulation on borrowers in the power industry.

     o    With  respect  to  the   communications/media   industry,   management
          considered the continued adverse effects of changes in the economic, regulatory and technology environments.

     o With respect to the real estate sector, management considered the general weakening in commercial real estate markets reflecting weak demand, as well as the specific deterioration in Northern California.

     o With respect to cross-border loans and acceptances to certain Asia/ Pacific Rim countries, management considered the weak economic conditions in that region and the reduced strength of Japanese corporate parent companies.

     o With respect to leasing, management considered the growing problems of the airline industry including weakness in financial performance and in collateral values.

     o With respect to the retail sector, management considered the adverse effects of the weak economy and the expected fallout from poor Christmas sales results.

     o With respect to the technology industry, management considered the adverse effects of continuing excess capacity and cyclical weak demand for personal computers and other products.

     Accordingly, our evaluation of the probable losses related to the impact of these factors was reflected in the unallocated allowance. The evaluations of the inherent losses with respect to these factors were subject to higher degrees of uncertainty because they were not identified with specific problem credits.

     CHANGE IN THE TOTAL ALLOWANCES FOR CREDIT LOSSES

     The following table sets forth a reconciliation of changes in our allowances for credit losses.

                                                                                         INCREASE (DECREASE)
                                                                                       DECEMBER 31, 2004 FROM:
                                                                                       -----------------------
                                             YEARS ENDED DECEMBER 31,                    DECEMBER 31, 2003
                             -------------------------------------------------------   -----------------------
(DOLLARS IN THOUSANDS)         2000       2001        2002        2003        2004       AMOUNT        PERCENT
---------------------------  --------   --------    --------    --------    --------   ---------       -------
Balance, beginning of
  period...................  $470,378   $613,902    $634,509    $609,190    $532,970   $ (76,220)       (13)%
Loans charged off:
  Commercial, financial
    and industrial.........   302,152    300,521     212,675     159,611      73,086     (86,525)       (54)
  Construction.............        --        567          --          --         765         765         nm
  Mortgage.................       174      5,113       1,591       7,286          43      (7,243)       (99)
  Consumer.................    11,760     12,667      11,220       9,657       6,397      (3,260)       (34)
  Lease financing..........     2,925      3,601      19,856      33,032       2,361     (30,671)       (93)
  Foreign(1)...............     5,352         --          --       2,140          --      (2,140)      (100)
                             --------   --------    --------    --------    --------   ---------
    Total loans charged off   322,363    322,469     245,342     211,726      82,652    (129,074)       (61)
RECOVERIES OF LOANS
  PREVIOUSLY CHARGED OFF:
  Commercial, financial
    and industrial.........    16,440     48,321      34,075      45,822      50,593       4,771         10
  Construction.............        --         --          40          --         118         118         nm
  Mortgage.................     2,394         32         405         150       1,702       1,552      1,035
  Consumer.................     6,882      4,289       4,436       3,673       1,971     (1,702)        (46)
  Lease financing..........       581        754         590         446       1,374         928        208
  Foreign(1)...............        --      4,974          --          --          --          --         nm
                             --------   --------    --------    --------    --------   ---------
    Total recoveries of
      loans previously
      charged off..........    26,297     58,370      39,546      50,091      55,758       5,667         11
                             --------   --------    --------    --------    --------   ---------
      Net loans charged off   296,066    264,099     205,796     161,635      26,894    (134,741)       (83)
(Reversal of) provision
  for credit losses........   440,000    285,000     175,000      75,000     (35,000)   (110,000)      (147)
Foreign translation
  adjustment and other net
  additions
  (deductions)(2)(3).......      (410)      (294)      5,477      10,415     (63,920)    (74,335)      (714)
                             --------   --------    --------    --------    --------   ---------
Ending balance of
  allowance for loan
  losses(3)................  $613,902   $634,509    $609,190    $532,970    $407,156   $(125,814)       (24)
Allowance for off-balance
  sheet commitment
  losses(3)................        --         --          --          --      82,375      82,375         nm
                             --------   --------    --------    --------    --------   ---------
Allowances for credit
  losses...................  $613,902   $634,509    $609,190    $532,970    $489,531   $ (43,439)        (8)
                             ========   ========    ========    ========    ========   =========
Allowances for credit
  losses to total loans....      2.36%      2.54%       2.28%       2.05%       1.59%
(Reversal of) provision
  for credit losses to net
  loans charged off........    148.62     107.91       85.04       46.40     (130.14)
Net loans charged off to
  average total loans......      1.13       1.02        0.80        0.61        0.10

--------------------
(1)  Foreign loans are those loans originated in foreign branches.

(2) Includes $5.7 million related to the Business Bancorp acquisition and $12.6 million related to the Jackson Federal Bank acquisition, both acquired in 2004. Also includes $10.3 million related to the Monterey Bay Bank acquisition in 2003, $2.8 million for the Valencia Bank & Trust acquisition, and $2.4 million for the First Western Bank acquisition, both acquired in 2002.

(3) On December 31, 2004, UnionBanCal Corporation transferred the allowance related to off-balance sheet commitments of $82.4 million from allowance for loan losses to other liabilities. Prior periods have not been restated.

nm - not meaningful

     Totalloans charged off in 2004, 2003 and 2002, decreased compared to their prior years, primarily attributable to improvements in loan quality. Lease charge-offs in 2002 and 2003 related primarily to several commercial aircraft leases. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

     Loan recoveries in 2004 and 2003 increased compared to their prior years, while loan recoveries in 2002 decreased from 2001. Such fluctuations in loan recoveries from year-to-year are due to variability in timing of recoveries and tend to trail the periods in which charge-offs are recorded.

     Our annual net charge-offs, averaged for the past five years were $171 million, $196 million, and $191 million at December 31, 2002, 2003, and 2004, respectively. These net charge-offs represent 3.6 years, 2.7 years and 2.6 years of losses based on the level of the allowance for credit losses at December 31, 2002, 2003 and 2004, respectively. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

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

                                                                                         INCREASE (DECREASE)
                                                                                       DECEMBER 31, 2004 FROM:
                                                                                       -----------------------
                                                 DECEMBER 31,                             DECEMBER 31, 2003
                             -------------------------------------------------------   -----------------------
(DOLLARS IN THOUSANDS)         2000       2001        2002        2003        2004       AMOUNT        PERCENT
--------------------------   --------   --------    --------    --------    --------   ---------       -------
Commercial, financial and
  industrial..............   $385,263   $471,509    $276,415    $190,404     $72,600   $(117,804)       (61.9)%
Construction..............      3,967         --          --          --       2,622       2,622           nm
Mortgage--Commercial......     10,769     17,430      23,980      38,354      26,520     (11,834)       (30.9)
Lease financing...........         --      2,946      36,294      51,603      54,894       3,291          6.4
Loans originated in
  foreign branches........         --         --          --         840          --        (840)      (100.0)
                             --------   --------    --------    --------    --------   ---------
  Total nonaccrual loans..    399,999    491,885     336,689     281,201     156,636    (124,565)       (44.3)
Foreclosed assets.........      1,181        597         715       5,689       7,282       1,593         28.0
Distressed loans held for
  sale....................      7,124         --          --          --          --          --           --
                             --------   --------    --------    --------    --------   ---------
  Total nonperforming
    assets................   $408,304   $492,482    $337,404    $286,890    $163,918   $(122,972)       (42.9)
                             ========   ========    ========    ========    ========   =========
Allowances for credit
  losses(1)...............   $613,902   $634,509    $609,190    $532,970    $489,531   $ (43,439)        (8.2)%
                             ========   ========    ========    ========    ========   =========
Nonaccrual loans to total
  loans...................       1.54%      1.97%       1.26%       1.08%       0.51%
Allowances for credit
  losses to nonaccrual
  loans...................     153.48     129.00      180.94      189.53      312.53
Nonperforming assets to
  total loans, distressed
  loans held for sale, and
  foreclosed assets.......       1.57       1.97        1.26        1.11        0.53
Nonperforming assets to
  total assets............       1.16       1.37        0.84        0.68        0.34

--------------------
(1)  Includes allowance for losses related to off-balance sheet commitments.

nm   = not meaningful



     As of December 31, 2004, our nonperforming assets included approximately $54.9 million in aircraft leases and $35.1 million in acquired syndicated loans. The decrease in nonaccrual loans was primarily due to pay-downs, charge-offs, and loan sales, coupled with significantly reduced inflows. During 2004, we sold approximately $43 million of nonperforming loans compared to approximately $139 million in 2003, which reduced our credit exposures. Losses from these sales were reflected in our charge-offs.

     The following table sets forth an analysis of loans contractually past due 90 days or more as to interest or principal and still accruing, but not included in nonaccrual loans above.

                                                                                                   INCREASE (DECREASE)
                                                                                                   DECEMBER 31, 2004 FROM:
                                                                                                   -----------------------
                                                         DECEMBER 31,                                  DECEMBER 31, 2003
                                        --------------------------------------------------------   -----------------------
(DOLLARS IN THOUSANDS)                    2000        2001        2002        2003       2004       AMOUNT        PERCENT
-------------------------------------   --------    --------    --------    --------   ---------   --------      ---------
Commercial, financial and industrial.   $  1,713    $ 26,571    $  1,705    $    893   $   1,315   $    422        47.3%
Construction.........................         --          --         679          --          --         --          --
Mortgage:
  Residential........................      2,699       4,854       3,211       1,878       1,385       (493)      (26.3)
  Commercial.........................         --       2,356         506          --          --       --            --
                                        --------    --------    --------    --------   ---------   --------
    Total mortgage...................      2,699       7,210       3,717       1,878       1,385       (493)      (26.3)
Consumer and other...................      2,921       2,579       2,072       1,123       1,157         34         3.0
                                        --------    --------    --------    --------   ---------   --------
  Total loans 90 days or more past
    due and still accruing...........   $  7,333    $ 36,360    $  8,173    $  3,894   $   3,857   $    (37)       (1.0)%
                                        ========    ========    ========    ========   =========   ========


     At December 31, 2001, we had a $17.5 million credit to a customer that was reclassified to nonaccrual loans in 2002.

INTEREST FOREGONE

     If interest that was due on the book balances of all nonaccrual and restructured loans (including loans that were, but are no longer on nonaccrual) had been accrued under their original terms, $37.0 million and $31.6 million of interest would have been recorded in 2004 and 2003, respectively.

     After designation as a nonaccrual loan, we recognized interest income on a cash basis of $25.8 million and $6.5 million for loans that were on nonaccrual status at December 31, 2004 and December 31, 2003, respectively.

SECURITIES

     Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality, market risk, and liquidity. At December 31, 2004, approximately 98 percent of total securities were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are detailed in Note 2 to our Consolidated Financial Statements included in this Annual Report.

ANALYSIS OF SECURITIES AVAILABLE FOR SALE

     The following table shows the remaining contractual maturities and expected yields of the securities available for sale based upon amortized cost at December 31, 2004. The fair value of our securities available for sale portfolio at December 31, 2004 was $11.1 billion.

     Included in our securities available for sale portfolios at December 31, 2003 and 2004 were securities used for Asset and Liability Management (ALM) purposes of $10.4 billion and $10.2 billion, respectively. These securities had an expected weighted average maturity of 2.9 years and 2.8 years, respectively.


SECURITIES AVAILABLE FOR SALE

                                                         MATURITY
                        ---------------------------------------------------------------------------------
                                                OVER ONE YEAR      OVER FIVE YEARS
                             ONE YEAR             THROUGH               THROUGH              OVER                  TOTAL
                             OR LESS             FIVE YEARS            TEN YEARS           TEN YEARS          AMORTIZED COST
                        -------------------   ------------------- ------------------- -------------------  --------------------
(DOLLARS IN THOUSANDS)    AMOUNT   YIELD(3)     AMOUNT   YIELD(3)     AMOUNT YIELD(3)   AMOUNT   YIELD(3)     AMOUNT   YIELD(3)
----------------------  ---------- --------   ---------- -------- ---------- -------- ---------- --------  ----------- --------
U.S. Treasury........   $    1,998    1.32%   $   50,419    3.99% $       --      --% $       --      --%  $    52,417    3.89%
Other U.S. government    1,187,764    2.85     2,721,318    2.92          --      --          --      --     3,909,082    2.90
Mortgage-backed
  securities(1)(2)...        2,109    4.74        75,523    3.69   1,391,540    3.73   4,556,298    4.13     6,025,470    4.03
State and municipal(3)       4,923    3.33        11,220    7.59      17,826    9.55      35,593    6.21        69,562    7.08
Asset-backed and debt
  securities.........           --      --        49,418    2.88     219,336    4.63     854,750    3.45     1,123,504    3.66
Equity securities(4).           --      --            --      --          --      --          --      --         9,153      --
Foreign securities...        5,909    0.03         1,123    4.98          --      --          --      --         7,032    0.82
                        ----------            ----------          ----------          ----------           -----------
  Total securities
    available for sale  $1,202,703    2.84%   $2,909,021    2.98% $1,628,702    3.91% $5,446,641    4.04%  $11,196,220    3.61%
                        ==========            ==========          ==========          ==========           ===========

--------------------
(1) The remaining contractual maturities of mortgage-backed securities were allocated assuming no prepayments. The contractual maturity of these securities is not a reliable indicator of their expected life because borrowers have the right to repay their obligations at any time.

(2)  See  discussion  of  expected   duration  in  "Qualitative  and  Quantative
     Disclosures About Market Risk."

(3)  Yields   on   tax-exempt   municipal   securities   are   presented   on  a
     taxable-equivalent basis using the current federal statutory rate of 35 percent.

(4) Equity securities do not have a stated maturity and are included in the total column only.

LOAN MATURITIES

     The following table presents our loans by contractual maturity except for loans held for sale, which are presented based on the period when the sale is expected to take place.

                                                                   DECEMBER 31, 2004
                                                 ------------------------------------------------
                                                                OVER
                                                              ONE YEAR
                                                   ONE YEAR   THROUGH        OVER
(DOLLARS IN THOUSANDS)                              OR LESS  FIVE YEARS   FIVE YEARS     TOTAL
----------------------------------------------   ----------  ----------   ----------  -----------
Domestic:
  Commercial, financial and industrial........   $3,118,369  $5,307,891  $ 1,334,836  $ 9,761,096
  Construction................................      438,501     683,325        8,244    1,130,070
  Mortgage:
    Residential...............................        1,620     399,319    9,137,211    9,538,150
    Commercial................................      340,484   1,692,114    3,376,431    5,409,029
                                                 ----------  ----------  -----------  -----------
      Total mortgage..........................      342,104   2,091,433   12,513,642   14,947,179
  Consumer:
    Installment...............................       11,641     126,968      629,158      767,767
    Revolving lines of credit.................    1,404,684     176,799          383    1,581,866
                                                 ----------  ----------  -----------  -----------
      Total consumer..........................    1,416,325     303,767      629,541    2,349,633
  Lease financing.............................       23,382      35,005      550,703      609,090
                                                 ----------  ----------  -----------  -----------
      Total loans in domestic offices.........    5,338,681   8,421,421   15,036,966   28,797,068
Loans originated in foreign branches..........    1,787,965      10,414        3,609    1,801,988
                                                 ----------  ----------  -----------  -----------
      Total loans held to maturity............   $7,126,646  $8,431,835  $15,040,575   30,599,056
      Total loans held for sale...............      117,900          --           --      117,900
                                                 ----------  ----------  -----------  -----------
      Total loans.............................   $7,244,546  $8,431,835  $15,040,575   30,716,956
                                                 ==========  ==========  ===========
        Allowance for loan losses.............                                            407,156
                                                                                      -----------
      Loans, net..............................                                        $30,309,800
                                                                                      ===========
Total fixed rate loans due after one year.....                                        $12,506,100
Total variable rate loans due after one year..                                         10,966,310
                                                                                      -----------
      Total loans due after one year..........                                        $23,472,410
                                                                                      ===========

CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

     The following table presents domestic certificates of deposit of $100,000 and over by maturity.


                                                       DECEMBER 31,
(DOLLARS IN THOUSANDS)                                     2004
-------------------------------------------------      ------------
Three months or less.............................      $  1,199,699
Over three months through six months.............           466,566
Over six months through twelve months............           293,784
Over twelve months...............................           272,364
                                                       ------------
  Total domestic certificates of deposit
    of $100,000 and over.........................      $  2,232,413
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

BORROWED FUNDS

     The following table presents information on our borrowed funds.


                                                                                              DECEMBER 31,
                                                                                ------------------------------------
(DOLLARS IN THOUSANDS)                                                             2002         2003         2004
-----------------------------------------------------------------------------   ----------   ----------   ----------
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 0.88%, 0.68% and 1.90% at December 31,
  2002, 2003 and 2004, respectively..........................................   $  334,379   $  280,968   $  587,249
Commercial paper, with weighted average interest rates of 1.21%, 0.83% and
  1.69% at December 31, 2002, 2003 and 2004, respectively....................    1,038,982      542,270      824,887
Other borrowed funds, with weighted average interest rates of 2.25%, 1.49%
  and 4.25% at December 31, 2002 2003 and 2004, respectively.................      267,047      212,088      172,549
                                                                                ----------   ----------   ----------
  Total borrowed funds.......................................................   $1,640,408   $1,035,326   $1,584,685
                                                                                ==========   ==========   ==========
Federal funds purchased and securities sold under repurchase agreements:
  Maximum outstanding at any month end.......................................   $  428,808   $  421,373   $  739,386
  Average balance during the year............................................      427,610      405,982      596,997
  Weighted average interest rate during the year.............................         1.41%        0.84%        1.25%
Commercial paper:
  Maximum outstanding at any month end.......................................   $1,107,578   $1,078,981     $855,334
  Average balance during the year............................................      997,543      809,930      620,053
  Weighted average interest rate during the year.............................         1.67%        1.05%        1.11%
Other borrowed funds:
  Maximum outstanding at any month end.......................................   $  942,627   $  322,308   $  212,371
  Average balance during the year............................................      469,877      192,248      163,147
  Weighted average interest rate during the year.............................         2.15%        2.65%        2.98%


CAPITAL ADEQUACY, DIVIDENDS AND SHARE REPURCHASES

     CAPITAL ADEQUACY AND CAPITAL MANAGEMENT

     We strive to maintain strong capital levels, to use capital effectively, and to return excess capital to our shareholders.

     We have traditionally maintained capital levels well in excess of those levels required by bank regulators and above industry averages. Strong capital improves our ability to absorb unanticipated losses and positions us to be an opportunistic acquirer. Our commitment to strong capital also contributes to higher ratings by bank regulatory agencies and credit rating agencies.

     We strive to use our capital effectively, with our first priority to support the long-term growth and strategic positioning of the company. Capital is used to fund loan growth and other balance sheet growth, to reinvest in our core businesses, and to fund strategic acquisitions. Capital is also employed to pay a competitive dividend to our shareholders and to periodically increase the dividend. When we possess capital in excess of core business and dividend requirements, we often employ some of that excess capital to repurchase common stock.

     Our  primary  source of capital is net  income.  In  addition,  we generate capital from common stock issued in connection with acquisitions, from common stock issued in connection with employee stock option exercises and restricted stock grants, and from the net proceeds of asset sales and business divestitures.

     We monitor a variety of regulatory and US GAAP capital measures to maintain capital levels consistent with our goals. We are subject to minimum capital requirements at both the bank and holding company levels, as defined by our bank regulators. We have historically maintained capital levels well above the minimum thresholds and, where applicable, comfortably in excess of the thresholds established to identify "well-capitalized" institutions.

     In addition, we monitor a variety of US GAAP capital measures and hybrid capital measures. These measures include the tangible equity ratio and various capital metrics favored by the major credit rating agencies. We analyze these ratios relative to our current financial position, our projected financial position, and peer banks. Our strategic target for the tangible equity ratio is 7 percent to 8 percent.

     DIVIDENDS

     We strive to pay our shareholders a competitive dividend, while maintaining a conservative payout ratio. We review our dividend rate quarterly in conjunction with a quarterly review of capital. We have elected to increase the dividend rate several times in recent years, reflecting our strong capital levels and expectations of solid capital generation going forward.

     SHARE REPURCHASES

     In recent years, we have elected to return a significant amount of excess capital to our stockholders in the form of share repurchases. Our share repurchase activity has reflected our confidence in our ability to maintain healthy rates of new capital generation, as well as a surplus of capital beyond our core business and dividend requirements. In recent years, share repurchases have been executed at prices that have considerably enhanced our earnings per share and return on equity. In addition, the repurchase of shares has resulted in lower dividend expenditures due to fewer shares outstanding.

     As compared to dividends, share repurchases are highly flexible, allowing management to return excess capital in times of surplus, or to eliminate repurchases altogether if superior strategic opportunities to deploy excess capital exist. In addition, many of our largest shareholders favor higher repurchase levels over higher dividend rates when we cannot reinvest excess capital in our core businesses at attractive rates of return.

     The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.

                                                           DECEMBER 31,
                             -------------------------------------------------------------------
                                                                                                     MINIMUM
                                                                                                    EGULATORY
(DOLLARS IN THOUSANDS)           2000          2001          2002          2003          2004      REQUIREMENT
--------------------------   -----------   -----------   -----------   -----------   -----------   -----------
CAPITAL COMPONENTS
Tier 1 capital............   $ 3,471,289   $ 3,661,231   $ 3,667,237   $ 3,747,884   $ 3,817,698
Tier 2 capital............       620,102       598,812       573,858       936,189       968,294
                             -----------   -----------   -----------   -----------   -----------
Total risk-based capital     $ 4,091,391   $ 4,260,043   $ 4,241,095   $ 4,684,073   $ 4,785,992
                             ===========   ===========   ===========   ===========   ===========
Risk-weighted assets......   $33,900,404   $31,906,438   $32,811,441   $33,133,407   $39,324,859
                             ===========   ===========   ===========   ===========   ===========
Quarterly average assets..   $34,075,813   $34,760,203   $37,595,002   $41,506,828   $47,168,683
                             ===========   ===========   ===========   ===========   ===========
CAPITAL RATIOS
Total risk-based capital..         12.07%        13.35%        12.93%        14.14%        12.17%        8.0%
Tier 1 risk-based capital.         10.24         11.47         11.18         11.31          9.71         4.0
Leverage ratio(1).........         10.19         10.53          9.75          9.03          8.09         4.0

--------------------

(1) Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).


     We and Union Bank of California, N.A. (the Bank) are subject to various regulations of the federal banking agencies, including minimum capital requirements. We both are required to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the leverage ratio).

     Included in Tier 1 capital at year-end 2003 was $350 million in Trust Preferred Securities, which we redeemed on February 19, 2004, resulting in a decrease in our Tier 1 capital ratio at December 31, 2004, compared with December 31, 2003. In December 2003, we issued $400 million of long-term subordinated debt, which is included in Tier 2 capital as of December 31, 2003 and 2004 (further discussion of our subordinated debt can be found in Note 12 to our Consolidated Financial Statements included in this Annual Report on Form 10-K).

     In addition to the changes to our capital structure mentioned in the above paragraph, the decrease in our capital ratios compared with December 31, 2003, was also attributable to higher risk-weighted assets. Our leverage ratio decrease was primarily attributable to a $6 billion, or 14 percent, increase in quarterly average assets, which was substantially the result of increases in our securities and residential mortgage portfolios.

     As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized the Bank as "well-capitalized." This means that the Bank met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the leverage ratio.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk exists primarily in interest rate risk in our non-trading balance sheet and to a much lesser degree in price risk in our trading portfolio for our customer-focused trading and sales activities. The objective of market risk management is to mitigate an undue adverse impact on earnings and capital arising from changes in interest rates and other market variables. This risk management objective supports our broad objective of preserving shareholder value, which encompasses earnings growth over time and capital stability.

     The Board of Directors, through its Finance and Capital Committee, approves our Asset-Liability Management (ALM) Policy, which governs the management of market risk and liquidity. In the administration of market risk management, the Chief Executive Officer Forum (CEO Forum) provides broad and strategic guidance and, as appropriate, specific direction to the Asset & Liability Management Committee (ALCO) whose voting members are comprised of senior executives. ALCO is responsible for ongoing management of interest rate and price risks as well as liquidity risk, including formulation of risk management strategies, in accordance with the CEO Forum's directives. The Treasurer is primarily responsible for the implementation of risk management strategies approved by ALCO and for operating management of market risk through the funding, investment, derivatives hedging, and trading activities of the Global Markets Group (GMG).

     The Market Risk Monitoring (MRM) unit is responsible for the measurement and monitoring of market risk, including ensuring that ALCO, our senior management and the Board are kept fully informed as to our market risk profile and compliance with applicable limits, guidelines and policies. MRM functions independently of all operating and management units and reports directly to the ALCO Chairman.

     We have separate and distinct methods for managing the market risk associated with our asset and liability management activities and our trading activities, as described below.

     INTEREST RATE RISK MANAGEMENT (OTHER THAN TRADING)

     ALCO monitors interest rate risk monthly through a variety of modeling techniques that are used to quantify the sensitivity of Net Interest Income
(NII) and of Economic Value of Equity (EVE) to changes in interest rates. As directed by ALCO, and in consideration of the importance of our demand deposit accounts as a funding source, NII is adjusted in the policy risk measure to incorporate the effect of certain noninterest income and expense items related to these deposits that are nevertheless sensitive to changes in interest rates. NII, so adjusted, is termed Economic NII. In managing interest rate risk, ALCO monitors NII sensitivity on both an adjusted ("Economic") and an unadjusted basis over various time horizons and in response to a variety of interest rate changes.

     Our NII policy measure involves a simulation of "Earnings-at-Risk" (EaR) in which we estimate the impact that gradual, ramped-on parallel shifts in the yield curve would have on earnings over a 12-month horizon, given our projected balance sheet profile. We measure and monitor our interest rate risk profile using two calculations of EaR: unadjusted NII-at-Risk, and Economic NII-at-Risk, the latter adjusted for the non-interest items described above. Under the policy limits, the negative change in simulated Economic NII in either the up or down 200 basis point shock scenarios may not, except on a temporary basis, exceed 4 percent of Economic NII as measured in the base case or no change scenario.

     Our EaR simulations use a 12-month projected balance sheet in order to model the impact of interest rate changes. Assumptions are made to model the future behavior of deposit rates and loan spreads based on statistical analysis, management's outlook, and historical experience. The prepayment risks related to residential loans and mortgage-backed securities are measured using industry estimates of prepayment speeds. The sensitivity of the simulation results to the underlying assumptions is tested as a regular part of the risk measurement process by running simulations with different assumptions. This includes alternate scenarios for volume growth for key balance sheet items.

     At December 31, 2004, Economic NII showed very modest asset-sensitivity to parallel rate shifts. A +200 basis point parallel shift would raise 12-month Economic NII by 0.60 percent, while a similar downward shift would reduce it by
1.39 percent. We caution that continued enhancements to our interest rate risk modeling may make prior-year comparisons of Economic NII less meaningful. Of particular note during 2004 were our change from a constant to a projected balance sheet, and various enhancements to our modeling of the non-interest, DDA-related items contained in Economic NII. Prior year simulation was not restated for the 2004 model enhancements.

ECONOMIC NII

                                                DECEMBER 31,   DECEMBER 31,
(DOLLARS IN MILLIONS)                                2003           2004
----------------------                          ------------   ------------
+200 basis points...........................         $  17.2        $  10.9
as a percentage of base case NII............           1.20%          0.60%
-200 basis points...........................         $(19.8)        $(25.0)
as a percentage of base case NII............           1.38%          1.39%

     Because the non-interest items included in Economic NII are innately liability-sensitive, our Economic NII measure is considerably less asset-sensitive than our unadjusted NII. Unadjusted NII-at-Risk at December 31, 2004 was positive 2.46 percent of base case under a +200 basis point parallel shift and negative 3.72 percent under a similar downward shift. In comparison, Economic NII-at-Risk, which we believe provides the most meaningful indication of our EaR profile, is very close to neutral with respect to parallel rate shifts, as seen in the above table. The 1.39 percent decrease in Economic NII under a down 200 basis point rate shift at December 31, 2004 is well within our 4 percent policy limit.

     While parallel rate shifts would currently have very little earnings impact, our balance sheet shows more sensitivity to non-parallel yield curve shifts. We are slightly liability-sensitive to short-term rate changes (with long-term rates held constant) but asset-sensitive to long-term rate changes. This translates into reduced Economic NII in the event of a flattening of the yield curve, particularly a flattening at lower average rates.

     In addition to EaR, we measure the sensitivity of EVE to interest rate shocks. EVE-at-Risk is reviewed and monitored for its compliance with ALCO limits. Consistent with the projected increase in asset-sensitivity of earnings over time, our EVE-at-Risk shows modest asset-sensitivity as well. Our relatively stable base of long-duration non-maturity deposits represents increased value to us when rates rise. That increase more than offsets the value-reducing impact of higher rates on our asset portfolio, whose average duration is somewhat shorter.

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

ALM ACTIVITIES

     In general, our unhedged, core balance sheet is asset sensitive, meaning that our loans generally re-price more quickly than our core deposits. In managing the interest sensitivity of our balance sheet, we use the ALM investment portfolio and derivatives positions as the primary tools. During 2004, our ALM investments and derivatives activities sought to maintain the Economic NII risk profile of our total balance sheet close to neutral while keeping a relatively short duration for the investment portfolio. The continued run-off of the securities portfolio in 2005 is expected to help support loan growth, which together with the continued maturation of our existing derivative hedges, will have the effect of modestly increasing asset-sensitivity during the course of 2005.

     ALM INVESTMENTS

     At December 31, 2003 and December 31, 2004, our securities available for sale portfolio included $10.4 billion and $10.2 billion, respectively, of securities for ALM purposes. During 2004, as we sought to maintain its overall neutral Economic NII risk profile, the estimated effective duration of the ALM portfolio was managed within a range of 2.0 to 2.8. The estimated ALM portfolio effective duration was 2.3 at December 31, 2004, as compared to 2.5 at December 31, 2003. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.3 suggests an expected price change of approximately minus 2.3 percent for an immediate one percent change in interest rates.

     During the fourth quarter of 2004, we reduced the overall size of the securities portfolio from the prior quarter's levels, through a combination of reduced reinvestments of maturing securities and sales of securities, resulting in lower average balances as compared to the third quarter of 2004. We also increased our allocations to investments in floating rate securities. These actions reflected management's decision to reduce the level and effects of the fixed-rate ALM portfolio and to allow our core asset-sensitivity to begin to emerge.

     ALM DERIVATIVES

     We also  orchestrated a shift in our ALM  derivatives  strategy during 2004 and reduced the net level of fixed-rate receive hedges (swaps, floors, floor-collars) by $1.2 billion. This net run-off of fixed-rate positions was complemented by a net increase of $1.6 billion in asset-sensitive caps and cap-corridor holdings. Collectively these helped to reduce the overall fixed-rate receive effects of the total ALM derivative hedge portfolio. For a further discussion of derivative instruments and our hedging strategies, see
Note 18 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

TRADING ACTIVITIES

     We enter into trading account activities primarily as a financial intermediary for customers and, to a minor extent, for our own account. By acting as a financial intermediary, we are able to provide our customers with access to a wide range of products from the securities, foreign exchange, and derivatives markets. In acting for our own account, we may take positions in certain securities and foreign exchange instruments, subject to various limits in amount, tenor and other respects, with the objective of generating trading profits.

     The risks associated with these positions are very conservatively managed. We utilize a combination of position limits and stop-loss limits, applied at an aggregated level and to various sub-components within. MRM prepares daily reports for broad distribution on positions, profit and loss, and mark-to-market valuations. Summary versions of these reports go to senior management on a daily or weekly basis and to ALCO monthly. Positions are controlled and reported both in notional and Value-at-Risk (VaR) terms. Our calculation of VaR estimates how high the loss in fair value might be, at a 97.5 percent confidence level, due to an adverse shift in market prices over a period of five business days. VaR at the trading activity level is managed within limits well below the maximum limit established by Board policy for total trading positions at 0.5 percent of stockholders' equity. The VaR model incorporates assumptions on key parameters, including holding period and historical volatility.

     The following table sets forth the average, high and low VaR for our trading activities for the years ended December 31, 2003 and December 31, 2004.

                                   DECEMBER 31, 2003         DECEMBER 31, 2004
                                 ---------------------     ---------------------
                                 AVERAGE    HIGH   LOW     AVERAGE    HIGH   LOW
(DOLLARS IN THOUSANDS)               VAR     VAR   VAR         VAR     VAR   VAR
-------------------------------  -------    ----   ---     -------    ----   ---
Foreign exchange...............     $143    $428   $57        $131    $377   $49
Securities.....................      206     463    97         289     585    86

     Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at conservative levels. Our foreign exchange business continues to derive the bulk of its revenue from customer-related transactions. We take inter-bank trading positions only on a limited basis and we do not take any large or long-term strategic positions in the market for our own portfolio.

Similarly, we continue to generate the vast majority of our securities trading income from customer-related transactions. The Securities Trading and Institutional Sales department serves the fixed-income needs of our institutional clients and acts as the fixed-income wholesaler for our broker/dealer subsidiary, UnionBanc Investment Services LLC.

     Our interest rate derivative contracts included, as of December 31, 2004, $4.4 billion notional amount of derivative contracts entered into as an accommodation  for  customers.  We  act  as  an  intermediary  and  match  these contracts, at a credit spread, to contracts with major dealers, thus neutralizing the related market risk.

     We also engage in energy derivatives contracts, in order to meet the hedging needs of our existing energy industry customers, primarily those that are oil and gas producers. The first transactions were booked in December 2004 for which a total of $45 million in notional amount of derivatives contracts was outstanding as of year-end. As is the case for our customer interest rate derivatives business, all transactions are fully matched to remove market risk, with income produced for us from the credit spread earned.

LIQUIDITY RISK

     Liquidity risk represents the potential for loss as a result of limitations on our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The ALM Policy approved by the Finance and Capital Committee of the Board requires regular reviews of our liquidity by ALCO. ALCO conducts monthly ongoing reviews of our liquidity situation as well as regular updates to our CEO Forum who approve our Liquidity Contingency Plan. Liquidity is managed through this ALCO coordination process on an entity-wide basis, encompassing all major business units. The operating management of liquidity is implemented through the funding and investment functions of the Global Markets Group. Our liquidity management draws upon the strengths of our extensive retail and commercial core deposit franchise, coupled with the ability to obtain funds for various terms in a variety of domestic and international money markets. Our securities portfolio represents a significant source of additional liquidity.

     Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common stockholders' equity, funded 85 percent of average total assets of $45.2 billion in 2004. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, large time deposits, foreign deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper, and other borrowings. In the fourth quarter of 2003, we issued $400 million in long-term subordinated debt. In February 2004, we used a portion of the net proceeds (approximately $350 million) from the sale of these securities to redeem our outstanding Trust Notes with the remainder of the net proceeds from this offering used for general corporate purposes.

     The securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales or repurchase agreements. At December 31, 2004, we could have sold or transferred under repurchase agreements approximately $7.9 billion of our available for sale securities, although no portion of this balance was encumbered at December 31, 2004. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold, and trading account securities. The aggregate balance of these assets averaged $1.4 billion in 2004. Additional liquidity may be provided through loan maturities and sales.

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

     The following table presents, as of December 31, 2004, our significant and determinable contractual obligations by payment date, except for obligations under the Company's pension and postretirement plans, which are included in Note 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustment or other similar carrying value adjustments. For further information on contractual obligations and commitments, see Note 23 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.


                                                                     DECEMBER 31, 2004
                                           ----------------------------------------------------------------
                                            LESS THAN    ONE THROUGH     FOUR TO    AFTER FIVE
(DOLLARS IN THOUSANDS)                       ONE YEAR    THREE YEARS   FIVE YEARS      YEARS        TOTAL
----------------------------------------   --------    -----------   ----------   ----------   ----------
Time deposits...........................   $4,596,764    $   581,197   $  167,409   $   11,202   $5,356,572
Medium and long-term debt...............           --        400,000           --      400,000      800,000
Junior subordinated debt payable to
  subsidiary grantor trust..............           --             --           --       13,000       13,000
Other long-term liabilities
  Operating leases (premises)...........       54,745         88,013       64,459       78,179      285,396
  Purchase obligations..................       21,794         12,011        1,326           --       35,131
                                           ----------     ----------   ----------   ----------   ----------
Total debt and operating leases.........   $4,673,303    $ 1,081,221   $  233,194   $  502,381   $6,490,099
                                           ==========    ===========   ==========   ==========   ==========


     Purchase obligations include any legally binding contractual obligations that require us to spend more than $1,000,000 annually under the contract. Payments are shown through the date of contract termination. Purchase obligations in the table above include purchases of hardware, software licenses and printing.

     The following table presents our significant commitments to fund as of December 31, 2004:

                                                           DECEMBER 31,
                                                     --------------------------
(DOLLARS IN THOUSANDS)                                   2003           2004
------------------------------------------------     -----------    -----------
Commitments to extend credit....................     $13,475,513    $16,500,152
Standby letters of credit.......................       2,748,612      2,993,502
Commercial letters of credit....................         195,915        250,405
Commitments to fund principal investments.......          56,005         69,490

BUSINESS SEGMENTS

     We segregate our operations into four primary business units for the purpose of management reporting, as shown in the table that follows. The results show the financial performance of our major business units.

     The risk-adjusted return on capital (RAROC) methodology used seeks to attribute economic capital to business units consistent with the level of risk they assume. These risks are primarily credit risk, market risk and operational risk. Credit risk is the potential loss in economic value due to the likelihood that the obligor will not perform as agreed. Market risk is the potential loss in fair value due to changes in interest rates, currency rates and equity prices. Operational risk is the potential loss due to all other factors, such as failures in internal control, system failures, or external events. RAROC is one of several measures that is used to measure business unit compensation.

     The following table reflects the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes from the prior year, for each of our primary business units. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Also, the tables have been expanded to include performance center earnings. A performance center is a special unit whose income generating activities, unlike typical profit centers, are based on other business segment units' customer base. The revenues generated and expenses incurred for those transactions entered into to accommodate our customers are allocated to other business segments where the customer relationships reside. A performance center's purpose is to foster cross-selling with a total profitability view of the products and services it manages. For example, the Global Markets Trading and Sales unit, within the Global Markets Group, is a performance center that manages the foreign exchange, derivatives, and fixed income securities activities within the Global Markets organization. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

     The RAROC measurement methodology recognizes credit expense for expected losses arising from credit risk and attributes economic capital related to unexpected losses arising from credit, market and operational risks. As a result of the methodology used by the RAROC model to calculate expected losses, differences between the provision for credit losses and credit expense in any one period could be significant. However, over an economic cycle, the cumulative provision for credit losses and credit expense for expected losses should be substantially the same. Business unit results are based on an internal management reporting system used by management to measure the performance of the units and UnionBanCal Corporation as a whole. Our management reporting system identifies balance sheet and income statement items for each business unit based on internal management accounting policies. Net interest income is determined using our internal funds transfer pricing system, which assigns a cost of funds to assets or a credit for funds to liabilities and capital, based on their type, maturity or repricing characteristics. Noninterest income and expense directly or indirectly attributable to a business unit are assigned to that business. The business units are assigned the costs of products and services directly attributable to their business activity through standard unit cost accounting based on volume of usage. All other corporate expenses (overhead) are allocated to the business units based on a predetermined percentage of usage.

     We have restated certain business units' results for the prior periods to reflect certain transfer pricing changes and any reorganization changes that may have occurred. Information about our segments is also presented in Note 25 of this Annual Report.


                 COMMUNITY BANKING
                   AND INVESTMENT                                                             INTERNATIONAL
                   SERVICES GROUP                         COMMERCIAL                          BANKING GROUP
                     YEARS ENDED      2004 VS. 2003        FINANCIAL       2004 VS. 2003       YEARS ENDED       2004 VS. 2003
                    DECEMBER 31,    INCREASE(DECREASE)  SERVICES GROUP    INCREASE(DECREASE)   DECEMBER 31,    INCREASE(DECREASE)
               -------------------  -----------------  -----------------   ---------------- -----------------  -----------------
                  2003      2004     AMOUNT  PERCENT      2003    2004    AMOUNT   PERCENT    2003      2004   AMOUNT    PERCENT
               --------- ---------  -------- -------   ------- ---------  -------- -------- --------  -------  -------   -------
RESULTS OF
  OPERATIONS
  AFTER
  PERFORMANCE
  CENTER
  EARNINGS
(DOLLARS IN
  THOUSANDS):
  Net
    interest
    income.... $ 680,834 $ 784,429  $103,595      15% $727,255 $ 800,121  $ 72,866    10%   $ 33,932  $35,398   $1,466       4%
  Noninterest
    income....   433,784   502,363    68,579      16   253,596   290,647    37,051    15      80,903   78,732   (2,171)     (3)
               --------- ---------  --------          -------- ---------  --------          --------  -------  -------
  Total
    revenue... 1,114,618 1,286,792   172,174      15   980,851 1,090,768   109,917    11     114,835  114,130     (705)     (1)
  Noninterest
    expense...   818,424   947,875   129,451      16   411,598   431,941    20,343     5      61,514   67,112    5,598       9
  Credit
    expense...    31,718    33,126     1,408       4   159,026   107,313   (51,713)  (33)      2,104    2,284      180       9
               --------- ---------  --------          -------- ---------  --------          --------  -------  -------
  Income
    before
    income
    tax
    expense...   264,476   305,791    41,315      16   410,227   551,514   141,287    34      51,217   44,734   (6,483)    (13)
  Income tax
    expense...   101,162   116,965    15,803      16   131,290   183,672    52,382    40      19,591   17,111   (2,480)    (13)
               --------- ---------  --------          -------- ---------  --------          --------  -------  -------
  Net income
    (loss).... $ 163,314 $ 188,826  $ 25,512      16  $278,937 $ 367,842  $ 88,905    32    $ 31,626  $27,623  $(4,003)    (13)
               ========= =========  ========          ======== =========  ========          ========  =======  =======
PERFORMANCE
  CENTER
  EARNINGS
  (DOLLARS IN
  THOUSANDS):
  Net
    interest
    income.... $     753 $     553  $   (200)    (27) $   (576)$    (269) $    307    53    $     33  $   106  $    73     221
  Noninterest
    income....   (38,045)  (25,963)   12,082      32    61,835    52,194    (9,641)  (16)      1,260    1,146     (114)     (9)
  Noninterest
    expense...   (34,114)  (22,382)   11,732      34    35,788    25,941    (9,847)  (28)        436      143     (293)    (67)
  Net income
    (loss)....    (2,035)   (1,943)       92       5    15,885    16,290       405     3         529      684      155      29
  Total loans
    (dollars
    in
    millions).        25        25        --      nm       (43)      (46)       (3)   (7)         --       --       --      na
AVERAGE
  BALANCES
  (DOLLARS IN
  MILLIONS):
  Total
    loans(1).. $  11,462 $  12,814  $  1,352      12  $ 12,853 $  12,738  $   (115)   (1)   $  1,537  $ 1,715  $   178      12
  Total assets    12,489    14,093     1,604      13    14,847    15,220       373     3       1,967    2,123      156       8
  Total
    deposits(1)   16,902    19,410     2,508      15    12,715    14,300     1,585    12       1,551    1,961      410      26
FINANCIAL
  RATIOS:
  Risk
    adjusted
    return on
    capital...        24%       27%                        17%        24%                        51%      45%
  Return on
    average
    assets....      1.31      1.34                        1.88      2.42                       1.61     1.30
  Efficiency
    ratio(2)..     73.43     73.66                       41.96     39.60                      53.57    58.80


                      GLOBAL                                                                    UNIONBANCAL
                  MARKETS GROUP                             OTHER                               CORPORATION
                   YEARS ENDED        2004 VS. 2003      YEARS ENDED        2004 VS. 2003       YEARS ENDED       2004 VS. 2003
                   DECEMBER 31,     INCREASE(DECREASE)   DECEMBER 31,     INCREASE(DECREASE)    DECEMBER 31,     INCREASE(DECREASE)
               -------------------  -----------------  -----------------  ----------------- --------------------  ----------------
                  2003      2004     AMOUNT  PERCENT     2003     2004    AMOUNT    PERCENT     2003      2004    AMOUNT   PERCENT
               --------- ---------  -------- -------   ------- ---------  --------  ------- --------- ----------  -------  -------
RESULTS OF
  OPERATIONS
  AFTER
  PERFORMANCE
  CENTER
  EARNINGS
(DOLLARS IN
  THOUSANDS):
  Net
    interest
    income....   $70,757  $(89,432)$(160,189)   (226)% $56,288  $114,707   $58,419    104% $1,569,066 $1,645,223 $ 76,157      5%
  Noninterest
    income....     7,674    (7,465)  (15,139)   (197)   18,296   125,028   106,732    583     794,253    989,305  195,052     25
               --------- ---------  --------          -------- ---------  --------         ---------- ---------- --------
  Total
    revenue...    78,431   (96,897) (175,328)   (224)   74,584   239,735   165,151    221   2,363,319  2,634,528  271,209     11
  Noninterest
    expense...    16,261    21,224     4,963      31   100,556    56,030   (44,526)   (44)  1,408,353  1,524,182  115,829      8
  Credit
    expense
    (income)..       200       335       135      68  (118,048) (178,058)  (60,010)   (51)     75,000    (35,000)(110,000)  (147)
               --------- ---------  --------          -------- ---------  --------         ---------- ---------- --------
  Income
    (loss) before
     income tax
     expense
    (benefit).    61,970  (118,456) (180,426)   (291)   92,076   361,763   269,687    293     879,966  1,145,346  265,380     30
  Income tax
    expense
    (benefit).    23,703   (45,310)  (69,013)   (291)   17,081   140,374   123,293    722     292,827    412,812  119,985     41
               --------- ---------  --------          -------- ---------  --------         ---------- ---------- --------
  Net income
    (loss)....   $38,267  $(73,146)$(111,413)   (291)  $74,995  $221,389  $146,394    195  $  587,139   $732,534 $145,395     25
               ========= =========  ========          ======== =========  ========         ========== ========== ========
PERFORMANCE
  CENTER
  EARNINGS
(DOLLARS IN
  THOUSANDS):
  Net
    interest
    income....     $(621)    $(862)    $(241)    (39)     $411      $472       $61     15         $--        $--      $--
  Noninterest
    income....   (38,671)  (41,069)   (2,398)     (6)   13,621    13,692        71      1          --         --       --
  Noninterest
    expense...    (7,684)   (7,676)        8      (0)    5,574     3,974    (1,600)   (29)         --         --       --
  Net income
    (loss)....   (19,518)  (21,152)   (1,634)     (8)    5,139     6,121       982     19          --         --       --
  Total loans
    (dollars
    in
    millions).        --        --        --      na        18        21         3     17          --         --       --
AVERAGE
  BALANCES
(DOLLARS IN
  MILLIONS):
  Total
    loans(1)..      $270      $203      $(67)    (25)     $306      $257      $(49)   (16)    $26,428    $27,727   $1,299      5
  Total assets    10,089    12,625     2,536      25     1,077     1,165        88      8      40,470     45,226    4,756     12
  Total
    deposits(1)    1,006       864      (142)    (14)    1,272     1,341        69      5      33,446     37,876    4,430     13
FINANCIAL
  RATIOS:
  Risk
    adjusted
    return on
    capital...         4%      (9)%                         na        na                           na         na
  Return on
    average
    assets....      0.38     (0.58)                         na        na                         1.45%      1.62%
  Efficiency
    ratio(2)..     20.73        nm                          na        na                        59.53      57.73

--------------------

(1) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), as a percentage of net interest income and noninterest income. Foreclosed asset expense (income) was ($0.1) million in 2003 and $1.2 million in 2004.

na   = not applicable

nm   = not meaningful

     COMMUNITY BANKING AND INVESTMENT SERVICES GROUP

     The Community Banking and Investment Services Group provides financial products including a set of credit, deposit, trust, risk management, and insurance products delivered through branches, relationship managers, private bankers, trust administrators, and insurance agents to individuals and small businesses.

     During 2004 net interest income increased in loans, leases and customer deposits. This growth in net interest income reflects the group's continued focus on growing the consumer asset portfolio and attracting retail and small business deposits.

     The group's strategy is to grow assets through an expanded small business sales force, increased emphasis on real estate secured and Small Business Administration (SBA) guaranteed loans to small business, and a stronger network of residential real estate brokers. Increasing demand for home equity loans and more effective cross-selling tactics have led to an overall growth in consumer loans, despite run-off of discontinued auto dealer and auto lease lines of business. In addition, the group expects a larger branch network, created from new branches and acquired branches, to improve growth prospects when combined with more robust efforts in the telephone and internet channels.

     Total core deposit growth demonstrates the group's continued success in attracting mass retail, affluent consumers and small business deposits through marketing activities, relationship management, increased and improved sales resources, new locations, and new products. Among the more successful marketing activities was the introduction of the "Power Bank" network, first in Fresno, California in late 2003 and more recently in the Central Coast region of California. These branches offer an expanded set of service options, extended hours and have been remodeled to improve the customer experience with facility enhancements. We do not, however, intend to expand the "Power Bank" to additional markets in 2005 until we better understand the return on our significant investment in facilities and improved service, before we commit to larger, and therefore, more expensive markets. Sales activities have improved with the introduction of a new enterprise wide cross sale initiative and continued training on our "extreme sales" methodology. The focus on cross sell has been particularly effective in our affluent market where a key strategy of The Private Bank is to expand its business by leveraging existing Bank client relationships. These activities, in the aggregate, have resulted in an increase of 16 percent in core deposits.

     The largest portion of the increase in noninterest income was due to an increase in deposit fees. This increase is a reflection of increased volume as well as re-pricing initiatives undertaken to offset the increase in the number of competitors offering free checking. Trust fees increased in part from the acquisition of CNA Trust (renamed TruSource), completed in August of 2004, which added outsourcing capability for direct distributors of retirement products, and strengthened capacity to support smaller plans. Insurance agency commissions increased in 2004 in part due to the acquisitions of the Knight Insurance Agency and Tanner Insurance Agency during 2003. Offsetting these increases is the loss of revenue from the merchant credit card portfolio, which was sold in 2004, and lower brokerage fees due to decreases in premiums for certain insurance products even though the number of clients served increased during 2004.

     The Community Banking and Investment Services Group is comprised of five major divisions: Community Banking, Wealth Management, Institutional Services and Asset Management, Consumer Asset Management, and Insurance Services.

     COMMUNITY BANKING serves its customers through 311 full-service branches in California, 4 full-service branches in Oregon and Washington, and a network of 572 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our website at www.uboc.com. In addition, the division offers automated teller and point-of-sale merchant services.

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

     o WEALTH MANAGEMENT provides comprehensive private banking services to our affluent clientele. The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms. Specific products and services include trust and estate services, investment account management services, and deposit and credit products. A key strategy of The Private Bank is to expand its business by leveraging existing Bank client relationships. Through 14 existing locations, The Private Bank relationship managers offer all of our available products and services.

     INSTITUTIONAL SERVICES AND ASSET MANAGEMENT provides investment management and administration services for a broad range of individuals and institutions.

     o HighMark Capital Management, Inc., a registered investment advisor, provides investment advisory services to institutional clients and our proprietary mutual funds, the affiliated HighMark Funds. It also provides advisory services to Union Bank of California, N.A. trust and agency clients, including corporations, pension funds and individuals. HighMark Capital Management, Inc. also provides mutual fund support services. HighMark Capital Management, Inc.'s strategy is to increase assets under management by broadening its client base and helping to expand the distribution of shares of its mutual fund clients.

     o Institutional Services provides custody, corporate trust, and retirement plan services. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues. Retirement Services provides a full range of defined benefit and defined contribution administrative services, including trustee services, administration, investment management, and 401(k) valuation services. The client base of Institutional Services includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers, and non-profit organizations. Institutional Services' strategy is to continue to leverage and expand its position in our target markets. The acquisition of CNA Trust Company (renamed TruSource) expanded our retirement processing capability by providing outsourcing capability for direct distributors of retirement products, and strengthened capacity to support smaller plans. The acquisition of the corporate trust portfolio of BTM Trust Company enhanced our capability in the areas of municipal and project finance trustee and agent services.

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

     Through alliances with other financial institutions, the Community Banking and Investment Services Group offers additional products and services, such as credit cards, merchant bank cards, leasing, and asset-based and leveraged financing.

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

     COMMERCIAL FINANCIAL SERVICES GROUP

     The Commercial Financial Services Group offers financing and cash management services to middle market and large corporate businesses primarily headquartered in the western United States. The group has continued to focus on specific geographic markets and industry segments such as energy, entertainment, and real estate. Relationship managers provide credit services, including commercial loans, accounts receivable and inventory financing, project financing, lease financing, trade financing, and real estate financing. In addition to credit services, the group offers its customers access to cash management services delivered through deposit managers with experience in cash management solutions for businesses and government entities.

     In 2004 the increase in net income was due to significant growth in deposits and strong noninterest income. In 2004, net interest income increased from higher demand deposits and a higher margin on assets resulting in a $73 million improvement over the prior year. Deposit growth comes primarily from sales successes in middle market, corporate and real estate industries. In addition to new sales, pricing strategies to retain volume helped to offset the disintermediation associated with a rising interest rate environment. Our title/escrow deposits, while creating volatility over the course of the year, were not a significant source of growth in 2004.

     Despite an increase in the ending balances of loans and leases, full year 2004 average loans were slightly behind the average for 2003. This is primarily due to the group's strategy to improve credit quality through a focus on markets where we have proven expertise, and the continued divestiture of non-relationship syndicated credits during 2003. The margin on assets improved through a combination of higher spreads on commercial loans through improved pricing and the fourth quarter acquisition of Jackson Federal Bank's commercial mortgage portfolio, higher loan fees from credit run-off, higher investment spread and a lower cost of funds on non-earning assets.

     The increase in noninterest income was mainly attributable to gains from our private capital investments of $28 million, strong syndication results, higher deposit-related service fee revenue associated with higher volume. These increases helped to offset the loss of revenue from the sale of the merchant credit card portfolio. The increase in noninterest expense during 2004 was primarily attributable to higher expenses to support increased product sales and deposit volumes. Credit expense decreased as a result of improving credit quality.

     The group's initiatives during 2005 will continue to include expanding wholesale deposit activities and increasing domestic trade financing. Loan strategies include originating, underwriting and syndicating loans in core competency markets, such as the California middle-market, corporate banking, commercial real estate, energy, entertainment, equipment leasing and commercial finance. The group is particularly strong in processing services, including services such as check processing and cash vault services.

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

     o    the  Energy  Capital  Services  Division,   which  provides  corporate
          financing and project financing to oil and gas companies, as well as power and utility companies, nationwide; and

     o the Corporate Capital Markets Division, which provides financing to middle-market and large corporate clients in their defined industries and geographic markets, together with limited merchant and investment banking related products and services.

     The group's main strategy is to target industries and companies for which the group can reasonably expect to be one of a customer's primary banks. Consistent with its strategy, the group attempts to serve a large part of its targeted customers' credit and depository needs. The group competes with other banks primarily on the basis of the quality of its relationship managers, the delivery of quality customer service, and its reputation as a "business bank". The group also competes with a variety of other financial services companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, the group competes with investment banks, commercial finance companies, leasing companies, and insurance companies.

     INTERNATIONAL BANKING GROUP

     The International Banking Group primarily focuses on providing correspondent banking and trade finance related products and services to international financial institutions worldwide. This focus includes products and services such as letters of credit, international payments, collections and providing short-term financing. The majority of the revenue generated by the International Banking Group is from financial institutions domiciled outside the U.S.

     The International Banking Group's business revolves around providing correspondent banking services and short-term financing, mostly to banks. The increase in net interest income was primarily attributable to an increase in demand deposit balances due to growth in almost all of our markets. Taiwan, Russia, Eastern Europe, Japan, the Peoples Republic of China and Latin America contributed the largest incremental growth. This growth was slightly offset by narrowing loan spreads as a result of improving economies in Korea, India, and Brazil. Adjusting for a $9 million gain on an early call of a Mexican Brady Bond in 2003, growth in noninterest income was primarily attributable to growth in international payments and trade transactions as a result of better market penetration, product enhancements and increased pricing coinciding with economic growth in our markets. The increase in noninterest expense was primarily due to an increase of $1.9 million for personnel and professional consulting expenses related to anti-money laundering laws and compliance matters. In August 2004, we decided to exit from Russia and other former Eastern Bloc countries and allow their transactions to run-off and close accounts by December 2004. We made this decision after weighing the costs of meeting the extensive compliance rules and regulations surrounding transactions from or to those countries.

     The group has a long history of providing correspondent banking and trade-related products and services to international financial institutions. We believe the group continues to achieve strong customer loyalty in the correspondent banking markets, but there are certain trends in these markets that could materially adversely affect our international correspondent banking business. These trends include heightened regulatory burdens related to the Bank Secrecy Act and other anti-money laundering laws and regulations, as well as consolidation of banks in key international markets and increased technological investments and competition from major banks that are active in international correspondent banking. The International Banking Group, headquartered in San Francisco, also maintains offices in Asia, Latin America and Eastern Europe, and an international banking subsidiary in New York.

     GLOBAL MARKETS GROUP

     The Global Markets Group operates to support all of the Bank's business groups and serve the Company as a whole. This group is responsible for our treasury management, which encompasses wholesale funding, liquidity management, and interest rate risk management including the ALM securities portfolio management and derivatives hedging activities. These treasury management activities are carried out to counter-balance the residual risk positions of the Company's core balance sheet and to manage those risks conservatively within prudent guidelines. For more discussion on these risk management activities, see "Quantitative and Qualitative Disclosures about Market Risk" on page F-32. Associated with this function, the results of the treasury unit within this group includes the funds transfer pricing results for the Company, which allocates to the other business segments their cost of funds on all asset categories and credit for funds on all liability categories. Another important function of the Global Markets Group is the offering of a broad range of market products and risk management products in its UBOC Markets unit. The products include foreign exchange and interest rate derivatives. In the fourth quarter 2004, this unit began offering certain energy commodity derivative hedge products on a limited scale, to serve our energy sector client base. The UBOC Markets unit includes the Bank's brokerage subsidiary UnionBanc Investment Services LLC, whose profitability flows into Community Banking and Investment Services Group. The income of UBOC Markets attributable to business with our clients is allocated, through performance centers, to the business units.

     During 2004, the net loss was $73 million compared to a net income of $38 million in 2003. Total revenue for 2004 declined by $175 million, compared to the prior year, including the loss of $13 million on the sale of $1 billion of available for sale securities. See discussion of the sale in "Quantitative and Qualitative Discussion of Market Risk" beginning on page F-32. Net interest income declined by $160 million in 2004 primarily attributable to a higher transfer pricing residual in 2004 compared to 2003 resulting from the continuing growth in core deposits, which are priced on longer-term liability rates, compared to our portfolio of relatively short-term loans and securities, which are credited at shorter-term lending and investment rates. Noninterest income decreased $15 million compared to the prior year as a result of the sale of available for sale securities mentioned above. Noninterest expense increased $5 million or 31 percent, compared to the prior year as we incurred costs for technology improvements and added staff.

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

     o the Pacific Rim Corporate Group, with assets of $236 million at December 31, 2004, which offers a range of credit, deposit, and investment management products and services to companies in the US, which are affiliated with companies headquartered in Japan; and

     o    the residual costs of support groups.

     The 2004 financial results were impacted by the following factors:

     o Credit expense (income) of ($178.1) million was due to the difference between the $35.0 million reversal of provision for credit losses calculated under our US GAAP methodology and the $143.1 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

     o Net interest income is the result of differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

     o Noninterest income included a $93.0 million gain on the sale of our merchant card portfolio in the second quarter of 2004; and

     o Noninterest expense declined partially from the increased level of corporate overhead allocation and lower litigation expenses.

         The 2003 financial results were impacted by the following factors:

     o Credit expense (income) of ($118.0) million was due to the difference between the $75.0 million in provision for loan losses calculated under our US GAAP methodology and the $193.0 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

     o Net interest income is the result of differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group.

REGULATORY MATTERS

     Union Bank of California International has entered into a written agreement with the Federal Reserve Bank of New York relating to Union Bank of California International's Bank Secrecy Act controls and processes. Union Bank of California International is wholly owned by Union Bank of California, N.A., which is wholly owned by UnionBanCal Corporation. Union Bank of California International is headquartered in New York City and, as an Edge Act subsidiary, is limited to engaging in international banking activities. Union Bank of California International is implementing a plan to strengthen its Bank Secrecy Act controls and processes. UnionBanCal Corporation filed a Form 8-K on October 19, 2004 containing Union Bank of California International's agreement with the Federal Reserve Bank of New York.

     On February 28, 2005, Union Bank of California, N.A., a wholly-owned subsidiary of UnionBanCal Corporation, was advised by the Office of the Comptroller of the Currency, its principal regulator, that it expects to provide Union Bank of California, N.A. with a memorandum of understanding which will require Union Bank of California, N.A. to strengthen its Bank Secrecy Act and anti-money laundering controls and processes. We do not expect the memorandum of understanding to be accompanied by any fines or penalties.

     Management is committed to resolving the issues raised by the regulators and already has begun to take action.

     These regulatory matters may adversely affect UnionBanCal Corporation's and Union Bank of California, N.A.'s ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions. However, neither this effect, Union Bank of California, N.A.'s expected memorandum of understanding with the Office of the Comptroller of the Currency, Union Bank of California International's agreement with the Federal Reserve Bank of New York, nor the financial impact of enhanced Bank Secrecy Act and anti-money laundering controls and processes, are expected to have a material adverse impact on the financial condition or results of operations of Union Bank of California, N.A. or UnionBanCal Corporation.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     This document includes forward-looking information, which is subject to the "safe harbor" created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles, conference calls with analysts and stockholders and when we are speaking on behalf of UnionBanCal Corporation. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "target," "anticipate," "intend," "plan," "estimate," "potential," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available to us at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made.

     In  this  document,   for  example,  we  make  forward-looking   statements
discussing our expectations about:

     o    Competition

     o    Pending legal actions

     o    Credit quality and provision for credit losses

     o    Commercial, commercial real estate, and residential lending activity

     o    Core deposits and other funding sources

     o    Earnings growth

     o    Return on equity

     o    Net interest income including income from derivative hedges

     o The effect of Mitsubishi Tokyo Financial Group, Inc.'s taxable profits on our California effective tax rate

     o    The unallocated portion of our allowance for credit losses

     o    Our sensitivity to changes in interest rates

     o    The asset sensitivity of our balance sheet

     o Increased regulatory controls and processes regarding Bank Secrecy Act and anti-money laundering matters

     o    Future legislative and regulatory developments

     There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our stock price, financial condition, and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in "Industry Factors" and Company Factors."

     Readers of this document should not rely solely on forward-looking information and should consider all uncertainties and risks disclosed throughout this document and in our other reports to the SEC, including, but not limited to, those discussed below. Any factor described in this report could by itself, or together with one or more other factors, adversely affect our business, future prospects, results of operations or financial condition. There are also other factors that we have not described in this report and our other reports that could cause our results to differ from our expectations.

     INDUSTRY FACTORS

     FLUCTUATIONS IN INTEREST RATES COULD ADVERSELY AFFECT OUR BUSINESS

     Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow. Conversely, decreases in interest rates could result in an acceleration of loan prepayments. An increase in market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs, which could adversely affect our business.

     FLUCTUATIONS IN INTEREST RATES COULD ADVERSELY AFFECT OUR MARGIN SPREAD

     Changes in market interest rates, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact our margin spread, that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest bearing liabilities, such as deposits or other borrowings. The impact could result in a decrease in our interest income relative to interest expense.

     THE CONTINUING WAR ON TERRORISM COULD ADVERSELY AFFECT U.S. AND GLOBAL ECONOMIC CONDITIONS

     Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats may result in a disruption of U.S. and global economic and financial conditions and could adversely affect business and economic and financial conditions in the U.S. and globally generally and in our principal markets.

     SUBSTANTIAL COMPETITION COULD ADVERSELY AFFECT US

     Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, Oregon and Washington, as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms. Some of our competitors are community or regional banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources that are well in excess of ours. Such large financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively.

     ADVERSE EFFECTS OF, OR CHANGES IN, BANKING OR OTHER LAWS AND REGULATIONS OR GOVERNMENTAL FISCAL OR MONETARY POLICIES COULD ADVERSELY AFFECT US

     We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This will likely continue in the future. Laws, regulations or policies, including accounting standards and interpretations currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, including requirements concerning enterprise-wide risk management. Additionally, our international activities may be subject to the laws and regulations of the jurisdiction where business is being conducted. International laws, regulations and policies affecting us and our subsidiaries may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to The Bank of Tokyo-Mitsubishi, Ltd.'s controlling ownership of us, laws, regulations and policies adopted or enforced by the Government of Japan and the FRB may adversely affect our activities and investments and those of our subsidiaries in the future.

     Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. Under long-standing policy of the Federal Reserve Board, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates on borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on our business, prospects, results of operations and financial condition.

     The Check Clearing for the 21st Century Act (Check 21) was signed into law on October 28, 2003, and became effective on October 28, 2004. Check 21 is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation (that is, the banking process by which cancelled original checks are not returned to the customer with the customer's regular bank statement). The law facilitates check truncation by creating a new negotiable instrument called a substitute check, which would permit banks to truncate original checks, to process check information electronically, and to deliver substitute checks to banks that want to continue receiving paper checks. A substitute check will be the legal equivalent of the original check and will include all the information contained on the original check. The law does not require banks to accept checks in electronic form nor does it require banks to use the new authority granted by Check 21 to create substitute checks. The final regulations regarding Check 21 were published in July 2004. In order to manage and control the changes which may be necessitated by Check 21, we have established a "Check 21 Initiative Project Management Structure," composed of representatives from many of our operating and support units. The objective of this initiative is to allow us to prioritize and allocate our resources and mitigate risk to our ongoing operations. It is not possible at this time to predict the long-term financial impact of Check 21, on our business.

     Refer to "Supervision and Regulation" and "Regulatory Matters" for discussion of other laws and regulations, including the Bank Secrecy Act and other anti-money laundering laws and regulations that may have a material effect on our business, prospects, results of operations and financial condition.

     CHANGES IN ACCOUNTING STANDARDS COULD MATERIALLY IMPACT OUR FINANCIAL STATEMENTS

     From time to time the Financial Accounting Standards Board, the SEC and bank regulators change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be very difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

     THERE ARE AN INCREASING NUMBER OF NON-BANK COMPETITORS PROVIDING FINANCIAL SERVICES

     Technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks. For example, consumers can pay bills and transfer funds over the internet and by telephone without banks. Many non-bank financial service providers have lower overhead costs and are subject to fewer regulatory constraints. If consumers do not use banks to complete their financial transactions, we could potentially lose fee income, deposits and income generated from those deposits.

     COMPANY FACTORS

     ADVERSE CALIFORNIA ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS

     A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the pace and scope of the recovery in the technology sector, the California state government's continuing budgetary and fiscal difficulties. If economic conditions in California decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired. The State of California continues to face fiscal challenges, the long-term impact of which on the State's economy cannot be predicted with any certainty.

     ADVERSE ECONOMIC FACTORS AFFECTING CERTAIN INDUSTRIES WE SERVE COULD ADVERSELY AFFECT OUR BUSINESS

     We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to residential real estate, especially in California. Accordingly, a downturn in the real estate and housing industries in California could have an adverse effect on our operations and the quality of our real estate loan portfolio. Increases in residential mortgage loan interest rates could also have an adverse effect on our operations by depressing new mortgage loan originations. We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the commercial real estate industry, the communications / media industry, the retail industry, the airline industry, the power industry and the technology industry. Recent increases in fuel prices have adversely affected businesses in several of these industries. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

     WE ARE NOT ABLE TO OFFER ALL OF THE FINANCIAL SERVICES AND PRODUCTS OF A FINANCIAL HOLDING COMPANY

     Banks, securities firms, and insurance companies can now combine as a "financial holding company." Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have elected to become financial holding companies. Recently, a number of foreign banks have acquired financial holding companies in the U.S., further increasing competition in the U.S. market. Under current regulatory interpretations, Mitsubishi Tokyo Financial Group, Inc. would be required to make a financial holding company election. We do not expect that Mitsubishi Tokyo Financial Group, Inc. will make such an election in the near future.

     OUR STOCKHOLDER VOTES ARE CONTROLLED BY THE BANK OF TOKYO-MITSUBISHI, LTD.; OUR INTERESTS AND THOSE OF OUR MINORITY STOCKHOLDERS MAY NOT BE THE SAME AS THOSE OF THE BANK OF TOKYO-MITSUBISHI, LTD.

     The Bank of Tokyo-Mitsubishi, Ltd., a wholly owned subsidiary of Mitsubishi Tokyo Financial Group, Inc., owns a majority of the outstanding shares of our common stock. As a result, The Bank of Tokyo-Mitsubishi, Ltd. can elect all of our directors and can control the vote on all matters, including: approval of mergers or other business combinations; a sale of all or substantially all of our assets; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to our common stock or other equity securities; and other matters that might be favorable to The Bank of Tokyo-Mitsubishi, Ltd. A majority of our directors are independent of The Bank of Tokyo-Mitsubishi, Ltd. and are not officers or employees of UnionBanCal Corporation or any of our affiliates, including The Bank of Tokyo-Mitsubishi, Ltd. However, because of The Bank of Tokyo-Mitsubishi, Ltd.'s control over the election of our directors, we could designate ourselves as a "controlled company" under the New York Stock Exchange Rules and could change the composition of our Board of Directors so that the Board would not have a majority of independent directors. The Bank of Tokyo-Mitsubishi, Ltd.'s ability to prevent an unsolicited bid for us or any other change in control could also have an adverse effect on the market price for our common stock.

     POSSIBLE FUTURE SALES OF OUR SHARES BY THE BANK OF TOKYO-MITSUBISHI,LTD. COULD ADVERSELY AFFECT THE MARKET FOR OUR STOCK

     The Bank of Tokyo-Mitsubishi, Ltd. may sell shares of our common stock in compliance with the federal securities laws. By virtue of The Bank of Tokyo-Mitsubishi, Ltd.'s current control of us, The Bank of Tokyo-Mitsubishi, Ltd. could sell large amounts of shares of our common stock by causing us to file a registration statement that would allow it to sell shares more easily. In addition, The Bank of Tokyo-Mitsubishi, Ltd. could sell shares of our common stock without registration under certain circumstances, such as in a "private placement." Although we can make no prediction as to the effect, if any, that such sales would have on the market price of our common stock, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock. If The Bank of Tokyo-Mitsubishi, Ltd. sells or transfers shares of our common stock as a block, another person or entity could become our controlling stockholder.

     THE BANK OF TOKYO-MITSUBISHI, LTD.'S AND MITSUBISHI TOKYO FINANCIAL GROUP, INC.'S FINANCIAL CONDITION COULD ADVERSELY AFFECT OUR OPERATIONS

     We fund our operations independently of The Bank of Tokyo-Mitsubishi, Ltd. and Mitsubishi Tokyo Financial Group, Inc. and believe our business is not necessarily closely related to the business or outlook of The Bank of Tokyo-Mitsubishi, Ltd. or Mitsubishi Tokyo Financial Group, Inc. However, The Bank of Tokyo-Mitsubishi, Ltd.'s and Mitsubishi Tokyo Financial Group, Inc.'s credit ratings may affect our credit ratings. The Bank of Tokyo-Mitsubishi, Ltd. and Mitsubishi Tokyo Financial Group, Inc. are also subject to regulatory oversight and review by Japanese and U.S. regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns related to the Japanese financial system, The Bank of Tokyo-Mitsubishi, Ltd. or Mitsubishi Tokyo Financial Group, Inc., and other developments concerning The Bank of Tokyo-Mitsubishi, Ltd. or Mitsubishi Tokyo Financial Group, Inc., including the proposed merger with UFJ Holdings, Inc., which may result in capital constraints as well as additional Japanese and U.S. regulatory constraints.

     POTENTIAL CONFLICTS OF INTEREST WITH THE BANK OF TOKYO-MITSUBISHI, LTD. COULD ADVERSELY AFFECT US

     The Bank of Tokyo-Mitsubishi, Ltd.'s view of possible new businesses, strategies, acquisitions, divestitures or other initiatives may differ from ours. This may delay or hinder us from pursuing such initiatives.

     Also, as part of The Bank of Tokyo-Mitsubishi, Ltd.'s normal risk management processes, The Bank of Tokyo-Mitsubishi, Ltd. manages global credit and other types of exposures and concentrations on an aggregate basis, including exposures and concentrations at UnionBanCal Corporation. Therefore, at certain levels or in certain circumstances, our ability to approve certain credits or other banking transactions and categories of customers is subject to the concurrence of The Bank of Tokyo-Mitsubishi, Ltd. We may wish to extend credit or furnish other banking services to the same customers as The Bank of Tokyo-Mitsubishi, Ltd. Our ability to do so may be limited for various reasons, including The Bank of Tokyo-Mitsubishi, Ltd.'s aggregate exposure and marketing policies.

     Certain directors' and officers' ownership interests in The Bank of Tokyo-Mitsubishi, Ltd.'s common stock or service as a director or officer or other employee of both us and The Bank of Tokyo-Mitsubishi, Ltd. could create or appear to create potential conflicts of interest, especially since both of us compete in U.S. banking markets.

     RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS COULD LIMIT AMOUNTS PAYABLE TO US

     As a holding company, a substantial portion of our cash flow typically comes from dividends our bank and nonbank subsidiaries pay to us. Various statutory provisions restrict the amount of dividends our subsidiaries can pay to us without regulatory approval. In addition, if any of our subsidiaries were to liquidate, that subsidiary's creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before we, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.

     OUR ABILITY TO MAKE  ACQUISITIONS IS SUBJECT TO REGULATORY  CONSTRAINTS AND
     RISKS   ASSOCIATED   WITH  POTENTIAL   ACQUISITIONS   OR   DIVESTITURES  OR
     RESTRUCTURINGS MAY ADVERSELY AFFECT US

     Our ability to obtain regulatory approval of acquisitions is subject to constraints related to the Bank Secrecy Act, as described above in "Supervision and Regulation" and "Regulatory Matters." Subject to our ability to successfully address these regulatory concerns, we may seek to acquire or invest in financial and non-financial companies that complement our business. There can be no assurance that we will be successful in completing any such acquisition or investment as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. In addition, we continue to evaluate the performance of all of our businesses and business lines and may sell a business or business line. Any acquisitions, divestitures or restructurings may result in the issuance of potentially dilutive equity securities, significant write-offs, including those related to goodwill and other intangible assets, and/or the incurrence of debt, any of which could have a material adverse effect on our business, results of operations and financial condition. Acquisitions, divestitures or restructurings could involve numerous additional risks including difficulties in obtaining any required regulatory approvals and in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, higher than expected deposit attrition (run-off), divestitures required by regulatory authorities, the disruption of our business, and the potential loss of key employees. There can be no assurance that we will be successful in addressing these or any other significant risks encountered.

     PRIVACY RESTRICTIONS COULD ADVERSELY AFFECT OUR BUSINESS

     Our business model relies, in part, upon cross-marketing the services offered by us and our subsidiaries to our customers. Laws that restrict our ability to share information about customers within our corporate organization could adversely affect our business, results of operations and financial condition.

     WE RELY ON THIRD PARTIES FOR IMPORTANT PRODUCTS AND SERVICES

     Third party vendors provide key components of our business infrastructure such as internet connections, network access and mutual fund distribution. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

     SIGNIFICANT LEGAL ACTIONS COULD SUBJECT US TO SUBSTANTIAL UNINSURED LIABILITIES

     We are from time to time subject to claims related to our operations. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. To protect ourselves from the cost of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Consolidated Statements of Income for the Years Ended December 31,
 2002, 2003, and 2004..................................................     F-53
Consolidated Balance Sheets as of December 31, 2003 and 2004...........     F-54
Consolidated Statements of Changes in Stockholders' Equity for the
 Years Ended December 31, 2002, 2003, and 2004.........................     F-55
Consolidated Statements of Cash Flows for the Years Ended December 31,
 2002, 2003, and 2004..................................................     F-56
Notes to Consolidated Financial Statements.............................     F-57
Report of Independent Registered Public Accounting Firm................    F-111


                                  UNIONBANCAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME

                                                                             YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                        2002            2003           2004
-----------------------------------------------------------       ----------      ----------     ----------
INTEREST INCOME
Loans......................................................       $1,519,335      $1,403,293     $1,399,176
Securities.................................................          315,956         348,718        425,612
Interest bearing deposits in banks.........................            2,806           3,990          7,433
Federal funds sold and securities purchased under
  resale agreements........................................           13,478          10,203          9,189
Trading account assets.....................................            4,397           3,459          3,492
                                                                  ----------      ----------     ----------
  Total interest income....................................        1,855,972       1,769,663      1,844,902
                                                                  ----------      ----------     ----------
INTEREST EXPENSE
Domestic deposits..........................................          215,138         151,004        145,481
Foreign deposits...........................................           21,110          10,232         15,410
Federal funds purchased and securities sold under
  repurchase agreements....................................            6,030           3,401          7,470
Commercial paper...........................................           16,645           8,508          6,899
Medium and long-term debt..................................            9,344           7,845         16,773
Preferred securities and trust notes.......................           15,625          14,510          2,780
Other borrowed funds.......................................           10,111           5,097          4,866
                                                                  ----------      ----------     ----------
  Total interest expense...................................          294,003         200,597        199,679
                                                                  ----------      ----------     ----------
NET INTEREST INCOME........................................        1,561,969       1,569,066      1,645,223
(Reversal of) provision for loan losses....................          175,000          75,000       (35,000)
                                                                  ----------      ----------     ----------
  Net interest income after provision for loan losses......        1,386,969       1,494,066      1,680,223
                                                                  ----------      ----------     ----------
NONINTEREST INCOME
Service charges on deposit accounts........................          275,820         311,417        342,169
Trust and investment management fees.......................          143,953         136,347        153,083
Insurance commissions......................................           27,847          62,652         77,874
International commissions and fees.........................           61,608          67,582         73,397
Merchant banking fees......................................           32,314          30,990         39,646
Card processing fees, net..................................           35,318          37,520         34,147
Foreign exchange gains, net................................           28,548          30,000         33,516
Brokerage commissions and fees.............................           35,625          31,755         33,063
Securities gains (losses), net.............................            2,502           9,309       (12,085)
Other......................................................           41,740          76,681        214,495
                                                                  ----------      ----------     ----------
  Total noninterest income.................................          685,275         794,253        989,305
                                                                  ----------      ----------     ----------
NONINTEREST EXPENSE
Salaries and employee benefits.............................          731,166         808,804        877,557
Net occupancy..............................................          106,592         124,274        132,108
Equipment..................................................           66,160          65,394         69,268
Software...................................................           42,850          47,569         54,820
Communications.............................................           53,382          52,087         51,899
Professional services......................................           44,851          48,558         50,033
Foreclosed asset expense (income)..........................              146           (84)           1,211
Other......................................................          251,818         261,751        287,286
                                                                  ----------      ----------     ----------
  Total noninterest expense................................        1,296,965       1,408,353      1,524,182
                                                                  ----------      ----------     ----------
Income before income taxes.................................          775,279         879,966      1,145,346
Income tax expense.........................................          247,376         292,827        412,812
                                                                  ----------      ----------     ----------
NET INCOME.................................................       $  527,903      $  587,139     $  732,534
                                                                  ==========      ==========     ==========
NET INCOME PER COMMON SHARE--BASIC                                $     3.41      $     3.94     $     4.96
                                                                  ==========      ==========     ==========
NET INCOME PER COMMON SHARE--DILUTED                              $     3.38      $     3.90     $     4.87
                                                                  ==========      ==========     ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC                    154,758         148,917        147,767
                                                                  ==========      ==========     ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED                  156,415         150,645        150,303
                                                                  ==========      ==========     ==========


See accompanying notes to consolidated financial statements.



                            UNIONBANCAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                                ----------------------------
(DOLLARS IN THOUSANDS)                                              2003            2004
-----------------------------------------------------------     -----------      -----------
ASSETS
Cash and due from banks....................................     $ 2,494,127      $ 2,111,185
Interest bearing deposits in banks.........................         235,158          491,905
Federal funds sold and securities purchased
  under resale agreements..................................         769,720          944,950
                                                                -----------      -----------
  Total cash and cash equivalents..........................       3,499,005        3,548,040
Trading account assets.....................................         252,929          236,331
Securities available for sale:
Securities pledged as collateral...........................         106,560          144,240
Held in portfolio..........................................      10,660,332       11,000,754
Loans (net of allowance for loan losses: 2003,
  $532,970; 2004, $407,156)(1).............................      25,411,658       30,309,800
Due from customers on acceptances..........................          71,078           55,914
Premises and equipment, net................................         509,734          530,431
Intangible assets..........................................          49,592           61,737
Goodwill...................................................         226,556          450,961
Other assets...............................................       1,711,023        1,759,813
                                                                -----------      -----------
  Total assets.............................................     $42,498,467      $48,098,021
                                                                ===========      ===========
LIABILITIES
Domestic deposits:
Noninterest bearing........................................     $16,668,773      $19,205,596
Interest bearing...........................................      17,146,858       19,480,868
Foreign deposits:
Noninterest bearing........................................         619,249          435,999
Interest bearing...........................................       1,097,403        1,053,373
                                                                -----------      -----------
  Total deposits...........................................      35,532,283       40,175,836
Federal funds purchased and securities sold
  under repurchase agreements..............................         280,968          587,249
Commercial paper...........................................         542,270          824,887
Other borrowed funds.......................................         212,088          172,549
Acceptances outstanding....................................          71,078           55,914
Other liabilities(1).......................................         934,916        1,157,439
Medium and long-term debt..................................         820,488          816,113
Junior subordinated debt payable to subsidiary
  grantor trust............................................         363,940           15,790
                                                                -----------      -----------
  Total liabilities........................................      38,758,031       43,805,777
                                                                -----------      -----------
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock:
Authorized 5,000,000 shares, no shares issued or
 outstanding at December 31, 2003 or 2004..................              --               --
Common stock, par value $1 per share in 2003
  and in 2004:
  Authorized 300,000,000 shares, issued 146,000,156
    shares in 2003 and 152,191,818 shares in 2004..........         146,000          152,192
Additional paid-in capital.................................         555,156          881,928
Treasury stock -- 242,000 shares in 2003 and
  3,831,900 shares in 2004.................................         (12,846)        (223,361)
Retained earnings..........................................       2,999,884        3,526,312
Accumulated other comprehensive income (loss)..............          52,242          (44,827)
                                                                -----------      -----------
  Total stockholders' equity...............................       3,740,436        4,292,244
                                                                -----------      -----------
  Total liabilities and stockholders' equity...............     $42,498,467      $48,098,021
                                                                ===========      ===========

--------------------

(1) On December 31, 2004, UnionBanCal Corporation transferred the allowance relating to off-balance sheet commitments of $82.4 million from allowance for loan losses to other liabilities. Prior periods have not been restated.


See accompanying notes to consolidated financial statements.



                                               UNIONBANCAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                     ACCUMULATED        TOTAL
                                                           ADDITIONAL                                      OTHER       STOCK-
                                     NUMBER       COMMON      PAID-IN      TREASURY     RETAINED   COMPREHENSIVE     HOLDERS'
(IN THOUSANDS, EXCEPT SHARES)     OF SHARES        STOCK      CAPITAL         STOCK     EARNINGS          INCOME       EQUITY
-----------------------------     ---------        -----      -------         -----     --------          ------       ------
BALANCE DECEMBER 31, 2001....   156,483,511   $1,181,925     $     --     $      --   $2,231,384       $ 132,933   $3,546,242
                                              ----------     --------     ---------   ----------       ---------   ----------
Comprehensive income
Net income--2002.............                                                            527,903                      527,903
Other comprehensive income,
  net of tax:
  Net change in unrealized
    gains on cash flow
  hedges.....................                                                                             41,528       41,528
  Net change in unrealized
    gains on securities
    available for sale.......                                                                             64,179       64,179
  Foreign currency
    translation adjustment...                                                                              1,556        1,556
  Minimum pension liability
    adjustment...............                                                                               (102)        (102)
                                                                                                                   ----------
Total comprehensive income...                                                                                         635,064
Dividend reinvestment plan...        19,881           99                                                                   99
Deferred
  compensation--restricted
  stock awards...............         5,541          255                                     (59)                         196
Stock options exercised......     2,187,170       75,311                                                               75,311
Stock issued in acquisitions.     1,221,577       54,830                                                               54,830
Common stock repurchased(1)..    (9,215,317)    (385,960)                                                            (385,960)
Dividends declared on common
  stock, $1.09 per share(2)..                                                           (167,593)                    (167,593)
                                              ----------     --------     ---------   ----------       ---------   ----------
Net change...................                   (255,465)          --            --      360,251         107,161      211,947
                               ------------   ----------     --------     ---------   ----------       ---------   ----------
BALANCE DECEMBER 31, 2002....   150,702,363     $926,460     $     --     $      --   $2,591,635       $ 240,094   $3,758,189
                                              ----------     --------     ---------   ----------       ---------   ----------
Comprehensive income
Net income-2003..............                                                            587,139                      587,139
Other comprehensive income,
  net of tax:
  Net change in unrealized
    losses on cash flow
    hedges...................                                                                            (60,582)     (60,582)
  Net change in unrealized
    losses on securities
    available for sale.......                                                                           (124,915)    (124,915)
  Foreign currency
    translation adjustment...                                                                                356          356
  Minimum pension liability
    adjustment...............                                                                             (2,711)      (2,711)
                                                                                                                   ----------
Total comprehensive income.                                                                                           399,287
Reincorporation(3)...........                   (520,876)     520,876                                                      --
Dividend reinvestment plan...         5,731           34           22                                                      56
Deferred
  compensation--restricted
  stock awards...............         6,000          282                                     (46)                         236
Stock options exercised......     1,912,323       36,686       34,258                                                  70,944
Stock issued in acquisitions.     1,149,106       48,254                                                               48,254
Common stock repurchased(1)..    (7,775,367)    (344,840)                   (12,846)                                 (357,686)
Dividends declared on common
  stock, $1.21 per share(2)..                                                           (178,844)                    (178,844)
                                              ----------     --------     ---------   ----------       ---------   ----------
Net change...................                   (780,460)     555,156       (12,846)     408,249        (187,852)     (17,753)
                               ------------   ----------     --------     ---------   ----------       ---------   ----------
BALANCE DECEMBER 31, 2003....   146,000,156    $ 146,000     $555,156     $ (12,846)  $2,999,884       $  52,242   $3,740,436
                                              ----------     --------     ---------   ----------       ---------   ----------
Comprehensive income
Net income-2004..............                                                            732,534                      732,534
Other comprehensive income,
  net of tax:
  Net change in unrealized
    gains on cash flow
  hedges.....................                                                                            (42,357)     (42,357)
  Net change in unrealized
    losses on securities
    available for sale.......                                                                            (54,231)     (54,231)
  Foreign currency
    translation adjustment...                                                                             2,423        2,423
  Minimum pension liability
    adjustment...............                                                                             (2,904)      (2,904)
                                                                                                                   ----------
Total comprehensive income...                                                                                         635,465
Dividend reinvestment plan...           308            1           16                                                      17
Deferred
  compensation--restricted
  stock awards...............        16,000           16          968                       (583)                         401
Stock options exercised......     1,918,011        1,918       78,391                                                  80,309
Stock issued in acquisitions.     4,257,343        4,257      247,571                                                 251,828
Common stock repurchased(1)                                      (174)     (210,515)                                 (210,689)
Dividends declared on common
  stock, $1.39
per share(2).................                                                           (205,523)                    (205,523)
                                              ----------     --------     ---------   ----------       ---------   ----------
Net change...................                      6,192      326,772      (210,515)     526,428         (97,069)     551,808
                               ------------   ----------     --------     ---------   ----------       ---------   ----------
BALANCE DECEMBER 31, 2004....   152,191,818   $  152,192     $881,928     $(223,361)  $3,526,312       $ (44,827)  $4,292,244
                               ============   ==========     ========     =========   ==========       =========   ==========

--------------------
(1)  Common  stock  repurchased   includes  commission  costs.  All  repurchases
     subsequent to September 29, 2003, are reflected in Treasury Stock.

(2) Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

(3) On September 30, 2003, UnionBanCal Corporation changed its state of incorporation from California to Delaware, establishing a par value of $1 per share of common stock.


See accompanying notes to consolidated financial statements.




                                               UNIONBANCAL CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------------------
(DOLLARS IN THOUSANDS)                                                             2002             2003              2004
------------------------------------------------------------------------        -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................................................        $   527,903      $   587,139      $   732,534
Adjustments to reconcile net income to net cash
  provided by operating activities:
  (Reversal of) provision for loan losses...............................            175,000           75,000          (35,000)
  Depreciation, amortization and accretion..............................             87,040          119,035          134,901
  Provision for deferred income taxes...................................             38,448           52,916           77,327
  Loss (gain) on sales of securities available for sale, net............             (2,502)          (9,309)          12,085
  Net increase in prepaid expenses......................................           (167,188)         (85,240)         (89,599)
  Net increase (decrease) in accrued expenses...........................            144,329          (93,983)          (9,504)
  Net (increase) decrease in trading account assets.....................            (46,324)          23,092           16,598
  Net increase (decrease) in other liabilities..........................           (138,662)         (94,109)          55,238
  Net increase in other assets, net of acquisitions.....................           (114,382)        (150,021)        (131,929)
  Loans originated for resale...........................................           (754,474)        (306,510)      (1,046,833)
  Net proceeds from sale of loans originated for resale.................            712,777          336,794          931,324
  Other, net............................................................             (1,275)          24,831          111,193
                                                                                -----------      -----------      -----------
    Total adjustments...................................................            (67,213)        (107,504)          25,801
                                                                                -----------      -----------      -----------
Net cash provided by operating activities...............................            460,690          479,635          758,335
                                                                                -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale....................            176,731          312,489        1,046,055
Proceeds from matured and called securities available for sale..........          1,472,573        3,368,796        3,754,714
Purchases of securities available for sale, net of acquisitions.........         (3,116,001)      (7,363,168)      (4,890,741)
Net purchases of premises and equipment.................................            (87,521)         (96,005)        (109,840)
Net decrease (increase) in loans, net of acquisitions...................         (1,623,261)       1,132,237       (3,025,176)
Net cash received (used) in acquisitions................................             86,590          (60,920)        (101,359)
Other, net..............................................................             29,548            1,053              671
                                                                                -----------      -----------      -----------
Net cash used in investing activities...................................         (3,061,341)      (2,705,518)      (3,325,676)
                                                                                -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits, net of acquisitions...........................          3,852,835        2,224,742        2,809,803
Net increase (decrease) in federal funds purchased and
  securities sold under repurchase agreements, net of acquisitions......            (84,435)         (53,411)         220,681
Net increase (decrease) in commercial paper and other
  borrowed funds........................................................           (225,031)        (551,671)         243,078
Proceeds from issuance of debt..........................................                 --          398,548               --
Redemption of junior subordinated debt..................................                 --               --         (360,825)
Common stock repurchased................................................           (385,960)        (357,686)        (210,689)
Payments of cash dividends..............................................           (164,440)        (175,795)        (197,198)
Stock options exercised.................................................             75,311           70,944           80,309
Other, net..............................................................              1,655              412            2,440
                                                                                -----------      -----------      -----------
Net cash provided by financing activities...............................          3,069,935        1,556,083        2,587,599
                                                                                -----------      -----------      -----------
Net increase (decrease) in cash and cash equivalents....................            469,284         (669,800)          20,258
Cash and cash equivalents at beginning of year..........................          3,664,954        4,152,122        3,499,005
Effect of exchange rate changes on cash and cash equivalents............             17,884           16,683           28,777
                                                                                -----------      -----------      -----------
Cash and cash equivalents at end of year................................        $ 4,152,122      $ 3,499,005      $ 3,548,040
                                                                                ===========      ===========      ===========
CASH PAID DURING THE YEAR FOR:
Interest................................................................        $   312,188      $   201,690      $   188,822
Income taxes............................................................            166,875          238,515          310,789
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions:
    Fair value of assets acquired.......................................        $   571,065      $   721,749      $ 2,577,765
    Purchase price:
      Cash..............................................................            (52,524)         (83,597)        (201,522)
      Stock issued......................................................            (54,830)         (48,254)        (251,828)
                                                                                -----------      -----------      -----------
    Fair value of liabilities assumed...................................        $   463,711      $   589,898      $ 2,124,415
                                                                                ===========      ===========      ===========
Loans transferred to foreclosed assets (OREO) and/or distressed loans
  held for sale.........................................................        $       826      $     6,381      $     5,506


See accompanying notes to consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2003, AND 2004

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

     INTRODUCTION

     UnionBanCal Corporation is a commercial bank holding company and has, as its major subsidiary, a banking subsidiary, Union Bank of California, N.A. (the
Bank). UnionBanCal Corporation and its subsidiaries (the Company) provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, and also nationally and internationally.

     The  Bank  of  Tokyo-Mitsubishi,   Ltd.  (BTM),  which  is  a  wholly-owned
subsidiary of Mitsubishi Tokyo Financial Group, Inc. (MTFG), owned approximately 62 percent of the Company's outstanding common stock at December 31, 2004.

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

     CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest bearing deposits in banks, and federal funds sold and securities purchased under resale agreements, substantially all of which have original maturities less than 90 days.

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

     TRADING ACCOUNT ASSETS

     Trading account assets consist of securities and loans that management acquires with the intent to hold for short periods of time in order to take advantage of anticipated changes in market values. Substantially all of these assets are securities with a high degree of liquidity and readily determinable market value. Interest

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

earned, paid, or accrued on trading account assets is included in interest income using a method that produces a level yield. Realized gains and losses from the sale or close-out of trading account positions and unrealized market value adjustments are recognized in noninterest income.

     Included in trading account assets are the unrealized gains related to a variety of interest rate derivative contracts, primarily swaps and options, energy derivative contracts and foreign exchange contracts, entered into either for trading purposes, based on management's intent at inception, or as an accommodation to customers.

     Derivatives held or issued for trading or customer accommodation are carried at fair value, with realized and unrealized changes in fair values on contracts included in noninterest income in the period in which the changes occur. Unrealized gains and losses are reported gross and included in trading account assets and other liabilities, respectively. Cash flows are reported net as operating activities. The reserve for credit exposures and administrative costs related to derivative and foreign exchange contracts is presented as an offset to trading account assets. Changes in the reserves for those contracts offset trading gains and losses in noninterest income.

     SECURITIES AVAILABLE FOR SALE

     The Company's securities portfolio consists of debt and equity securities that are classified as securities available for sale.

     Debt securities and equity securities with readily determinable market values that are not classified as trading account assets are classified as securities available for sale and carried at fair value, with the unrealized gains or losses reported net of taxes as a component of accumulated other comprehensive income (loss) in stockholders' equity until realized.

     Interest income on debt securities includes the amortization of premiums and the accretion of discounts using a method that produces a level yield and is included in interest income on securities. Dividend income on equity securities is included in noninterest income.

     The Company recognizes other-than-temporary impairment on its securities available for sale portfolio cost when it is likely that it will not recover its principal. A security is subject to quarterly impairment testing when its fair value is lower than its carrying value. The Company excludes from quarterly impairment testing debt securities that are backed by the full faith and credit of the U.S. government or where the likelihood of default is remote and purchased at a premium below 10 percent of par. Typical securities in the portfolio that are subject to other-than-temporary impairment are collateralized loan obligations (CLOs), commercial mortgage conduits and equity securities. In calculating the level of other-than-temporary impairment, the Company considers expected cash flows utilizing a number of assumptions such as recovery rates, default rates and reinvestment rates, business models, current and projected financial performance, and overall economic market conditions.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

     LOANS HELD FOR INVESTMENT AND LOANS HELD FOR SALE

     Loans are reported at the principal amounts outstanding, net of unamortized nonrefundable loan fees and related direct loan origination costs. Deferred net fees and costs related to loans held for investment are recognized in interest income generally over the contracted loan term using a method that generally produces a level yield on the unpaid loan balance. Nonrefundable fees and direct loan origination costs related to loans held for sale are deferred and recognized as a component of the gain or loss on sale. Interest income is accrued principally on a simple interest basis. Loans held for sale are carried at the lower of cost or market on an individual basis for commercial loans and an aggregate basis for residential mortgage loans. Changes in value are recognized in other noninterest income.

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

     Loans are considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan, the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. Additionally, some impaired loans with commitments of less than $2.5 million are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement. Excluded from the impairment analysis are large groups of smaller balance homogeneous loans such as consumer and residential mortgage loans.

     The Company offers primarily two types of leases to customers: 1) direct financing leases where the assets leased are acquired without additional financing from other sources, and 2) leveraged leases where a substantial portion of the financing is provided by debt with no recourse to the Company. Direct financing

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

leases are carried net of unearned income, unamortized nonrefundable fees and related direct costs associated with the origination or purchase of leases. Leveraged leases are carried net of nonrecourse debt.

     ALLOWANCE FOR LOAN LOSSES

     The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, the specific allowance and the unallocated allowance.

     The formula allowance is calculated by applying loss factors to outstanding loans. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. The Company derives the loss factors for most commercial loans from a loss migration model and, for pooled loans, by using expected net charge-offs. Pooled loans are homogeneous in nature and include consumer and residential mortgage loans, and certain small commercial and commercial real estate loans. Estimated losses are based on a loss confirmation period, which is the estimated average period of time between a material adverse event affecting the credit worthiness of a borrower, and the subsequent recognition of a loss.

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

     The allowance also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. Additionally, some impaired loans with commitments of less than $2.5 million are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement. In addition, the impairment allowance may include amounts related to certain qualitative

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

factors that have yet to manifest themselves in the other measurements. Impairment is recognized as a component of the existing allowance for loan losses.

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

     OTHER ASSETS

     Intangible assets that have infinite lives, such as goodwill, are tested for impairment at least annually.

     Intangible assets that have finite lives are amortized either using the straight-line method or a method that patterns the manner in which the economic benefit is consumed. Intangible assets are typically amortized over their estimated period of benefit ranging from six to fifteen years, although some intangible assets may have useful lives which extend to 30 years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

     Other real estate owned (OREO) represents the collateral acquired through foreclosure in full or partial satisfaction of the related loan. OREO is recorded at the lower of the loan's unpaid principal balance or its fair value as established by a current appraisal, adjusted for disposition costs. Any write-down at the date of transfer is charged to the allowance for loan losses. OREO values, recorded in other assets, are reviewed on an ongoing basis and any decline in value is recognized as foreclosed asset expense in the current period. The net operating results from these assets are included in the current period in noninterest expense as foreclosed asset expense (income).

     Distressed loans held for sale are included in other assets in the consolidated financial statements and represent loans that the Company has identified as available for accelerated disposition. These are loans that would otherwise be included in nonaccrual loans. Distressed loans are recorded at the lower of the loans' unpaid principal balance or their fair value. Any write-down at the date of transfer is charged to the allowance for loan losses. Distressed loans, recorded in other assets, are reviewed on a quarterly basis and any decline in value is recognized in other noninterest income during the period in which the decline occurs. At December 31, 2004 and 2003, other assets included no distressed loans held for sale.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)


     PRIVATE CAPITAL INVESTMENTS

     Private capital investments include direct investments in private companies and indirect investments in private equity funds. These investments are initially valued at cost and tested for other-than-temporary impairment on a quarterly basis if the carrying value exceeds fair value. Fair value is estimated based on a company's business model, current and projected financial performance, liquidity and overall economic and market conditions. Any other-than-temporary impairment is recognized as securities gains (losses), net.

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

     NET INCOME PER COMMON SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. See discussion under "Stock-Based Compensation," which follows below and Note 15 of these consolidated financial statements.

     ALLOWANCE FOR OFF-BALANCE SHEET COMMITMENTS

     The Company maintains an allowance for off-balance sheet commitments to absorb losses inherent in those commitments upon funding. The commitments include unfunded loans, standby letters of credit and commercial lines of credit that are not for sale. The Company's methodology for assessing the appropriateness of this allowance is the same as that used for the allowance for loan losses. See accounting policy "ALLOWANCE FOR LOAN LOSSES." The allowance for off-balance sheet commitments is classified as other liabilities as of December 31, 2004 and the change in this allowance is recognized in noninterest expense. Prior periods have not been restated for the reclassification to other liabilities.

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

     At December 31, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Note 15 of these consolidated financial statements. Only restricted stock awards have been reflected in compensation expense, while all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For the purpose of this disclosure, the Company has recognized compensation expense for graded vesting on a straight-line basis and without regard for forfeitures.

                                                                                YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------
(DOLLARS IN THOUSANDS)                                                      2002         2003         2004
----------------------------------------------------------------------    --------     --------     --------
As reported net income................................................    $527,903     $587,139     $732,534
Stock-based employee compensation expense (determined
  under fair value based method for all awards,
  net of taxes).......................................................     (21,827)     (24,052)     (25,129)
                                                                          --------     --------     --------
Pro forma net income, after stock-based employee
  compensation expense................................................    $506,076     $563,087     $707,405
                                                                          ========     ========     ========
Net income per common share--basic
                                                           As reported       $3.41        $3.94        $4.96
                                                             Pro forma       $3.27        $3.78        $4.79
Net income per common share--diluted
                                                           As reported       $3.38        $3.90        $4.87
                                                             Pro forma       $3.24        $3.74        $4.71

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)


     Compensation cost associated with the Company's unvested restricted stock issued under the management stock plan is measured based on the market price of the stock at the grant date and is expensed over the vesting period. Compensation expense related to restricted stock awards for the years ended December 31, 2002, 2003, and 2004 was not significant.

     Compensation cost associated with the Company's Performance Share Plan, described more fully in Note 15 of these consolidated financial statements, is accounted for in accordance with APB No. 25.

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

     Additional information on the trust preferred securities and trust notes can be found in Note 13 of these consolidated financial statements.

     TREASURY STOCK

     In 2003, the Company reincorporated in the State of Delaware and adopted the treasury stock method of accounting for repurchases of common stock. The cost of common stock repurchased is shown separately in the statement of changes in stockholders' equity and shares repurchased are deducted from shares outstanding until retired. Gains and losses resulting from shares reissued are based on the average cost of

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

shares repurchased. Gains and losses, up to the amount of gains previously recognized, are included in additional paid in capital. Losses in excess of the gains previously recognized reduce retained earnings.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

     In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement replaces the accounting and reporting provisions of Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that costs associated with an exit or disposal activity be recognized when a liability is incurred rather than at the date an entity commits to an exit plan. This Statement was effective on January 1, 2003 and did not have a material impact on the Company's financial position or results of operations.

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

     ACCOUNTING   FOR   EMPLOYERS'   DISCLOSURES   ABOUT   PENSIONS   AND  OTHER
     POSTRETIREMENT BENEFITS

     In December 2003, the FASB issued SFAS No. 132R, a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106." The Statement expands the disclosure requirements of SFAS No. 132 to include information describing types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit costs of defined pension plans and other defined benefit postretirement plans. The Statement was effective for financial statements with fiscal years ending after December 15, 2003, with additional disclosure of expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter required for fiscal years ending after June 15, 2004. The disclosures required under SFAS No. 132R are contained in Note 8 of these consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

     ACCOUNTING FOR SHARE-BASED PAYMENTS

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement is effective for interim periods beginning after June 15, 2005 and requires adoption using a modified prospective application or a modified retrospective application. The Company has not yet concluded on the method of adoption allowed by the Statement and is currently evaluating the impact of this accounting guidance on its financial condition and results of operations. Disclosure required under SFAS No. 123 is shown in Note 1 of these consolidated financial statements.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)


     THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS

     In March 2004, the EITF reached consensus on certain incremental issues related to Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-1 establishes a three-step model to determine whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses that have not been recognized as other-than-temporary impairment and the aggregate carrying amount and fair value evaluation of cost method investments. EITF Issue No. 03-1 is effective for interim periods beginning after June 15, 2004, however certain guidance contained in the EITF has been delayed by FASB Staff Position (FSP) EITF Issue 03-1-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The Company adopted the disclosure provisions of EITF Issue No. 03-1 for investments carried at cost at December 31, 2004. At adoption, there was no impact on the Company's financial position or statement of operations.

     ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

     In December 2003, under clearance of the FASB, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued Statement of Position (SOP) 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." This SOP establishes accounting standards for discounts on purchased loans when the discount is attributable to credit quality. The SOP requires that the loan discount, rather than contractual amounts, establishes the investor's estimate of undiscounted expected future principal and interest cash flows as a benchmark for yield and impairment measurements. The SOP prohibits the carryover or creation of a valuation allowance in the initial accounting for these loans. This SOP is effective for loans acquired in years beginning after December 15, 2004. Since this SOP applies only to transfers after 2004, this Statement will have no impact on the Company's financial position or results of operations at adoption.

     PRESCRIPTION DRUG BENEFITS

     In May 2004, the FASB issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". The FSP provides guidance on the accounting for the effects of the Medicare prescription drug benefit and the federal subsidy to sponsors of retiree healthcare benefit plans that offer prescription drug coverage to retirees that is actuarially equivalent to the Medicare benefit. In accordance with the FSP, sponsoring companies must recognize the subsidy in the measurement of their plan's accumulated postretirement benefit obligation (APBO) and net postretirement benefit cost. The Company adopted the Staff Position on July 1, 2004. The impact of adoption and disclosure required under FSP 106-2 are contained in Note 8 of these consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 2--SECURITIES

     The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.


SECURITIES AVAILABLE FOR SALE

                                                                     DECEMBER 31,
                     -------------------------------------------------------------------------------------------------------------
                        2002                          2003                                              2004
                     ---------- ------------------------------------------------  ------------------------------------------------
                                                GROSS       GROSS                                 GROSS      GROSS
(DOLLARS IN             FAIR     AMORTIZED   UNREALIZED  UNREALIZED     FAIR       AMORTIZED   UNREALIZED  UNREALIZED    FAIR
 THOUSANDS)             VALUE      COST         GAINS      LOSSES       VALUE         COST       GAINS       LOSSES      VALUE
-------------------  ---------- -----------  ----------  ----------  -----------  -----------  ----------  ----------  -----------
U.S. Treasury......  $  344,389 $   270,692  $    5,663  $       --  $   276,355  $    52,417  $      970  $       12  $    53,375
Other U.S.
  government.......   2,687,306   4,904,611      64,533      29,060    4,940,084    3,909,082       9,700      43,103    3,875,679
Mortgage-backed
  securities.......   4,018,537   5,149,449      46,407      40,317    5,155,539    6,025,470      28,532      50,576    6,003,426
State and municipal      49,091      40,560       5,617          --       46,177       69,562       4,825         260       74,127
Asset-backed and
  debt securities..     150,516     355,099       3,938      21,751      337,286    1,123,504       6,778       8,398    1,121,884
Equity securities..      11,020       1,949       1,425          15        3,359        9,153         719         349        9,523
Foreign securities.       6,462       8,036          56          --        8,092        7,032          --          52        6,980
                     ---------- -----------  ----------  ----------  -----------  -----------  ----------  ----------  ----------
  Total securities
    available for
    sale...........  $7,267,321 $10,730,396  $  127,639  $   91,143  $10,766,892  $11,196,220  $   51,524  $  102,750  $11,144,994
                     ========== ===========  ==========  ==========  ===========  ===========  ==========  ==========  ===========

     For the years ending December 31, 2002, 2003 and 2004, interest income included $2.7 million, $2.7 million and $3.6 million, respectively, from non-taxable securities and dividend income of $0.6 million, $1.2 million and $3.9 million, respectively, from equity securities.

     The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

MATURITY SCHEDULE OF SECURITIES

                                                             SECURITIES
                                                        AVAILABLE FOR SALE(1)
                                                     ---------------------------
                                                          DECEMBER 31, 2004
                                                     ---------------------------
                                                      AMORTIZED          FAIR
(DOLLARS IN THOUSANDS)                                   COST            VALUE
--------------------------------------------------   ----------       ----------
Due in one year or less...........................   $1,202,703       $1,201,511
Due after one year through five years.............    2,909,021        2,878,512
Due after five years through ten years............    1,628,702        1,623,015
Due after ten years...............................    5,446,641        5,432,433
Equity securities(2)..............................        9,153            9,523
                                                    -----------      -----------
  Total securities................................  $11,196,220      $11,144,994
                                                    ===========      ===========

--------------------

(1) The remaining contractual maturities of mortgage-backed securities are classified without regard to prepayments. The contractual maturity of these securities is not a reliable indicator of their expected life since borrowers have the right to repay their obligations at any time.

(2)  Equity securities do not have a stated maturity.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 2--SECURITIES (CONTINUED)


     In 2002, proceeds from sales of securities available for sale were $177 million with gross realized gains of $4 million and $1 million of gross realized losses. In 2003, proceeds from sales of securities available for sale were $312 million with gross realized gains of $16 million and gross realized losses of $7 million. In 2004, proceeds from sales of securities available for sale were $1.046 billion with gross realized gains of $2 million and gross realized losses of $14 million.

ANALYSIS OF UNREALIZED LOSSES ON SECURITIES AVAILABLE FOR SALE

     At December 31, 2004, the Company's securities available for sale shown below were in a continuous unrealized loss position for the periods less than 12 months and 12 months or more.


                                   LESS THAN 12 MONTHS              12 MONTHS OR MORE                      TOTAL
                              ------------------------------   ------------------------------  ------------------------------
                                 FAIR      UNREALIZED             FAIR     UNREALIZED             FAIR      UNREALIZED
(DOLLARS IN THOUSANDS)           VALUE       LOSSES    COUNT      VALUE      LOSSES     COUNT     VALUE       LOSSES  COUNT
--------------------------    ----------   ----------  -----   ----------  ----------   -----  ----------   ----------  -----
U.S. Treasury.............    $    1,987      $    12      2   $       --  $       --      --  $    1,987   $       12      2
Other U.S. government.....     1,959,190       14,405     51    1,056,437      28,698      26   3,015,627       43,103     77
Mortgage-backed securities     1,738,317       13,038    132    1,988,371      37,538      69   3,726,688       50,576    201
State and municipal.......        22,619          260     72           --          --      --      22,619          260     72
Asset-backed and debt
  securities..............       116,125        1,054      9      106,026       7,344      28     222,151        8,398     37
Equity securities.........         1,028          349      2           --          --      --       1,028          349      2
Foreign securities........         5,825           52      1           --          --      --       5,825           52      1
                              ----------   ----------  -----   ----------  ----------   -----  ----------   ----------  -----
Total securities available
  for sale................    $3,845,091   $   29,170    269   $3,150,834  $   73,580     123  $6,995,925   $  102,750    392
                              ==========   ==========  =====   ==========  ==========   =====  ==========   ==========  =====


     The Company's securities are primarily investments in debt securities, which the Company has the ability and intent to hold until recovery of the carrying value. The following describes the nature of the investments, the causes of impairment, the severity and duration of the impairment, if applicable, and a discussion regarding how the Company has determined that the unrealized loss is not other-than-temporary.

     U.S. TREASURY SECURITIES

     U.S. Treasury securities are securities backed by the full faith and credit of the United States government and therefore have no risk of default. These securities are issued at a stated interest rate and mature within six months. All of the unrealized losses on U.S. Treasury securities resulted from rising interest rates subsequent to purchase. Unrealized losses will decline as interest rates fall below the purchased yield and as the securities approach maturity. Since the Company has the ability and intent to hold the U.S. Treasury securities until recovery of the carrying value, which could be maturity, the unrealized loss is considered temporary.

     OTHER U.S. GOVERNMENT SECURITIES

     Other U.S. Government securities are securities issued by one of the several Government-Sponsored Enterprises ("GSEs") such as Fannie Mae, Freddie Mac, Federal Home Loan Banks or Federal Farm Credit Banks. These securities were issued with a stated interest rate and mature in less than four years. All of the unrealized losses on other U.S. Government securities resulted from rising interest rates subsequent to purchase. Unrealized losses will decline as interest rates fall below the purchased yield and as the securities

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 2--SECURITIES (CONTINUED)

approach maturity. Since the Company has the ability and intent to hold the other U.S. Government securities until recovery of the carrying value, which could be maturity, the unrealized loss is considered temporary.

     MORTGAGE-BACKED SECURITIES

     Mortgage-backed securities are primarily securities guaranteed by a GSE such as Fannie Mae or Freddie Mac. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. All of the unrealized losses on the mortgage-backed securities resulted from rising interest rates subsequent to purchase. Because the likelihood of credit loss is remote, the securities are excluded from the periodic evaluation of other-than-temporary impairment. The securities are subject to the provisions of SFAS No. 91, "Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" and any purchased premiums in excess of the par amount are evaluated for recoverability on a quarterly basis and the result of that evaluation is recorded in interest income. Unrealized losses, beyond the purchased premium, will decline as interest rates fall below the purchased yield and as the securities approach contractual or expected maturity. Since the Company has the ability and intent to hold the mortgage-backed securities until recovery of the par amount, which could be maturity, the unrealized loss is considered temporary.

     STATE AND MUNICIPAL SECURITIES

     State and municipal securities are primarily securities issued by state and local governments to finance operating expenses and various projects. These securities are issued at a stated interest rate and have maturities ranging from 7 to 15 years. All of the unrealized losses on the state and municipal securities resulted from rising interest rates subsequent to purchase, which occurred with the acquisition of Business Bank of California on January 16, 2004. Unrealized losses will decline as interest rates fall below the purchased yield and as the securities approach maturity. Since the Company has the ability and intent to hold the state and municipal securities until recovery of the carrying value, which could be maturity, the unrealized loss is considered temporary.

     ASSET-BACKED AND DEBT SECURITIES

     Asset-backed and debt securities are primarily collateralized loan obligations that are highly illiquid and for which fair values are difficult to obtain. Unrealized losses arise from rising interest rates, widening credit spreads, credit quality of the underlying collateral, and the market's opinion of the performance of the fund managers. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly on those securities below investment grade. Any security with a change in credit rating is also subject to cash flow analysis to determine whether or not an other-than-temporary impairment exists. During 2004, the Company recognized $0.75 million of other-than-temporary impairment. Since the Company is able and intends to hold these securities until recovery of the carrying value, the unrealized loss is considered temporary as of December 31, 2004.

     EQUITY SECURITIES

     Equity securities consist of securities traded on a national exchange as part of the venture capital investment portfolio. The unrealized losses of the two securities in our portfolio have resulted from recent declines in share price due to lower earnings results. The Company has no reason to believe that a full recovery

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 2--SECURITIES (CONTINUED)

of the carrying value will not occur prior to the disposition of the securities. The Company has the intent and ability to hold these equity securities until recovery of the carrying value.

COLLATERAL

     The Company reports securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. These securities have been separately identified. If the secured party cannot resell or repledge the securities of the Company, those securities are not separately identified. As of December 31, 2003 and 2004, the Company had no pledged collateral to secured parties who are not permitted to resell or repledge those securities.

     As of December 31, 2003 and 2004, the Company had not accepted any collateral that it is permitted by contract to sell or repledge.

NOTE 3--LOANS AND ALLOWANCE FOR LOAN LOSSES

     A summary of loans, net of unearned interest and fees of $35 million and $33 million, at December 31, 2003 and 2004, respectively, is as follows:


                                                                DECEMBER 31,
                                                         --------------------------
(DOLLARS IN THOUSANDS)                                       2003           2004
-----------------------------------------------------    -----------    -----------
Domestic:
  Commercial, financial and industrial(1)............    $ 8,817,679      9,761,096
  Construction.......................................      1,101,166      1,130,070
  Mortgage:
    Residential......................................      7,463,538      9,538,150
    Commercial.......................................      4,195,178      5,409,029
                                                         -----------    -----------
      Total mortgage.................................     11,658,716     14,947,179
  Consumer:
    Installment......................................        818,746        767,767
    Revolving lines of credit........................      1,222,220      1,581,866
                                                         -----------    -----------
      Total consumer.................................      2,040,966      2,349,633
  Lease financing....................................        663,632        609,090
                                                         -----------    -----------
      Total loans in domestic offices................     24,282,159     28,797,068
Loans originated in foreign branches.................      1,650,204      1,801,988
                                                         -----------    -----------
      Total loans held to maturity...................     25,932,363     30,599,056
      Total loans held for sale......................         12,265        117,900
                                                         -----------    -----------
        Total loans..................................     25,944,628     30,716,956
        Allowance for loan losses....................        532,970        407,156
                                                         -----------    -----------
        Loans, net(2)................................    $25,411,658    $30,309,800
                                                         ===========    ===========

--------------------
(1) Included in commercial, financial and industrial loans at December 31, 2003 and 2004 were overdrafts from various deposit accounts of $53.0 million and $77.8 million, respectively.

(2) On December 31, 2004, UnionBanCal Corporation transferred the allowance relating to off-balance sheet commitments of $82.4 million from allowance for loan losses to other liabilities. Prior periods have not been restated.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)


     Changes in the allowance for loan losses were as follows:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                 ------------------------------------
(DOLLARS IN THOUSANDS)                                                             2002           2003         2004
----------------------                                                           --------       --------     --------
Balance, beginning of year...................................................    $634,509       $609,190     $532,970
Loans charged off............................................................    (245,342)      (211,726)     (82,652)
Recoveries of loans previously charged off...................................      39,546         50,091       55,758
                                                                                 --------       --------     --------
  Total net loans charged off................................................    (205,796)      (161,635)     (26,894)
(Recovery of) provision for credit losses....................................     175,000         75,000      (35,000)
Foreign translation adjustment and other net additions (deductions)(1)(2)....       5,477         10,415      (63,920)
                                                                                 --------       --------     --------
Ending balance of allowance for loan losses..................................    $609,190       $532,970     $407,156
Allowance for off-balance sheet commitment losses(2).........................          --             --       82,375
                                                                                 --------       --------     --------
Allowances for credit losses balance, end of year............................    $609,190       $532,970     $489,531
                                                                                 ========       ========     ========

--------------------
(1) Includes $5.7 million related to the Business Bank of California acquisition and $12.6 million related to the Jackson Federal Bank acquisition, both acquired in 2004. Also includes $10.3 million related to the Monterey Bay Bank acquisition in 2003, $2.8 million for the Valencia Bank & Trust acquisition, and $2.4 million for the First Western Bank acquisition both acquired in 2002.

(2) On December 31, 2004, UnionBanCal Corporation transferred the allowance relating to off-balance sheet commitments of $82.4 million from allowance for loan losses to other liabilities. Prior periods have not been restated.


     Nonaccrual loans totaled $281 million and $157 million at December 31, 2003 and 2004, respectively. There were no renegotiated loans at December 31, 2003 and 2004.

     LOAN IMPAIRMENT

     Impaired loans of the Company include commercial, financial and industrial, construction and commercial mortgage loans designated as nonaccrual. When the value of an impaired loan is less than the recorded investment in the loan, a portion of the Company's allowance for loan losses is allocated as an impairment allowance.

     The Company's policy for recognition of interest income, charge-offs of loans, and application of payments on impaired loans is the same as the policy applied to nonaccrual loans.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)


     The following table sets forth information about the Company's impaired loans.


                                                                            DECEMBER 31,
                                                               ----------------------------------
(DOLLARS IN THOUSANDS)                                           2002         2003         2004
----------------------------------------------------------     --------     --------     --------
Impaired loans with an allowance..........................     $270,399     $218,456     $ 95,078
Impaired loans without an allowance(1)....................       29,996       11,141        6,664
                                                               --------     --------     --------
    Total impaired loans(2)...............................     $300,395     $229,597     $101,742
                                                               ========     ========     ========
Allowance for impaired loans..............................     $ 88,404     $ 55,021     $ 32,282
Average balance of impaired loans during the year.........     $363,409     $295,474     $143,776
Interest income recognized during the year on
  nonaccrual loans at December 31.........................     $ 10,842     $  6,544     $ 25,750

--------------------
(1) These loans do not require an allowance for credit losses under SFAS No. 114 since the fair values of the impaired loans equal or exceed the recorded investments in the loans.

(2) This amount was evaluated for impairment using three measurement methods as follows: $264 million, $178 million, and $55 million was evaluated using the present value of the expected future cash flows at December 31, 2002, 2003 and 2004, respectively; $22 million, $38 million, and $9 million was evaluated using the fair value of the collateral at December 31, 2002, 2003 and 2004, respectively; and $15 million, $13 million, and $38 million was evaluated using historical loss factors at December 31, 2002, 2003 and 2004, respectively.


     RELATED PARTY LOANS

     In some cases, the Company makes loans to related parties including its directors, executive officers, and their affiliated companies. At December 31, 2003, related party loans outstanding to individuals who served as directors or executive officers at anytime during the year totaled $37 million, as compared to $42 million at December 31, 2004. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing in the market at the date these loans were made. During 2003 and 2004, there were no loans to related parties that were charged off. Additionally, at December 31, 2003 and 2004, there were no loans to related parties that were nonperforming.

NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS

     Upon adoption of SFAS No. 142 on January 1, 2002, the amortization of existing goodwill ceased and the carrying amount of goodwill was allocated to the applicable reporting units. The allocation was based on the sources of previously recognized goodwill and the reporting units to which the related acquired net assets were assigned. Management's expectations of which reporting units had benefited from the synergies of acquired businesses were considered in the allocation process. Annual impairment testing for 2003 and 2004 resulted in no impairment of goodwill.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

     Goodwill as of December 31, 2002, 2003 and 2004, as well as the changes in the carrying amount of goodwill and intangible assets with finite lives for 2004, are as follows:


                                                                            IDENTIFIABLE INTANGIBLE ASSETS
                                                                            ------------------------------
                                                                CORE DEPOSIT     RIGHTS-TO-                  TOTAL IDENTIFIABLE
(DOLLARS IN THOUSANDS)                            GOODWILL       INTANGIBLES     EXPIRATION     OTHER         INTANGIBLE ASSETS
-------------------------------------------       --------      ------------     ----------    ------        ------------------
Balance, December 31, 2002.................       $150,542           $18,694        $19,824       $--                   $38,518
  Amounts recorded during the year.........         76,014             9,523         12,918        --                    22,441
  Amortization expense.....................             --            (6,100)        (5,267)       --                   (11,367)
                                                  --------           -------        -------    ------                   -------
Balance, December 31, 2003.................       $226,556           $22,117        $27,475       $--                   $49,592
                                                  ========           =======        =======    ======                   =======
  Amounts recorded during the year.........        224,405            29,516             --     2,100                    31,616
  Amortization expense.....................             --           (14,272)        (4,942)     (257)                  (19,471)
                                                  --------           -------        -------    ------                   -------
Balance, December 31, 2004.................       $450,961           $37,361        $22,533    $1,843                   $61,737
                                                  ========           =======        =======    ======                   =======
Estimated amortization expense for the
  years ending:
                                       2005                          $15,096         $4,311      $504                   $19,911
                                       2006                            9,571          3,672       389                    13,632
                                       2007                            5,471          3,113       299                     8,883
                                       2008                            3,245          2,622       231                     6,098
                                       2009                            1,764          2,188       178                     4,130
                                 thereafter                            2,214          6,627       242                     9,083
                                                                     -------        -------    ------                   -------
Total amortization expense after 2004......                          $37,361        $22,533    $1,843                   $61,737
                                                                     =======        =======    ======                   =======


     On April 1, 2003, the Company completed its acquisition of Tanner Insurance Brokers, Inc., and recorded approximately $31 million of goodwill and $9 million of rights-to-expiration. The rights-to-expiration is being amortized on an accelerated basis over its estimated useful economic life of 30 years.

     On July 1, 2003, the Company completed its acquisition of Monterey Bay Bank, and recorded approximately $32 million of goodwill and $8 million of core deposit intangible. The core deposit intangible is being amortized on an accelerated basis over an estimated life of 8 years.

     On December 1, 2003, the Company completed its acquisition of Knight Insurance Agency, and recorded approximately $8 million of goodwill and $3 million of rights-to-expiration. The rights-to-expiration is being amortized on an accelerated basis over its estimated useful economic life of 10 years.

     On January 16, 2004, the Company completed its acquisition of Business Bank of California, and recorded approximately $86 million of goodwill and $16 million of core deposit intangible. The core deposit intangible is being amortized on an accelerated basis over an estimated life of 6 years.

     On August 1, 2004, the Company completed its acquisition of the business portfolio of CNA Trust Company (CNAT), and recorded approximately $3 million of goodwill, $7 million of core deposit intangible and $2 million in other intangible assets. The identifiable intangibles are being amortized on an accelerated basis over their estimated life of 7 years.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)


     On October 28, 2004, the Company completed its acquisition of Jackson Federal Bank, and recorded approximately $139 million of goodwill and $6 million of core deposit intangible. The core deposit intangible is being amortized on an accelerated basis over an estimated life of 7 years.

NOTE 5--PREMISES AND EQUIPMENT

     Premises and equipment are carried at cost, less accumulated depreciation and amortization. As of December 31, 2003 and 2004, the amounts were as follows:


                                                             DECEMBER 31,
                        --------------------------------------------------------------------------------------------
                                             2003                                              2004
                        -------------------------------------------     --------------------------------------------
                                         ACCUMULATED                                      ACCUMULATED
(DOLLARS IN                           DEPRECIATION AND     NET BOOK                    DEPRECIATION AND     NET BOOK
  THOUSANDS)               COST         AMORTIZATION        VALUE          COST          AMORTIZATION        VALUE
----------------------  ----------    ----------------     --------     ----------     ----------------     --------
Land..................  $   69,923            $     --     $ 69,923     $   66,082             $     --     $ 66,082
Premises..............     394,704             180,912      213,792        432,192              195,389      236,803
Leasehold improvements     160,431              94,423       66,008        175,148              111,368       63,780
Furniture, fixtures
  and equipment.......     581,864             421,853      160,011        616,322              452,556      163,766
                        ----------            --------     --------     ----------             --------     --------
    Total.............  $1,206,922            $697,188     $509,734     $1,289,744             $759,313     $530,431
                        ==========            ========     ========     ==========             ========     ========



     Rental and depreciation and amortization expenses were as follows:


                                                                 YEARS ENDED DECEMBER 31,
                                                               ------------------------------
(DOLLARS IN THOUSANDS)                                           2002        2003       2004
-----------------------------------------------------------    -------     -------    -------
Rental expense of premises.................................    $53,595     $53,878    $59,405
Less: rental income........................................     18,505      18,505     15,208
                                                               -------     -------    -------
  Net rental expense.......................................    $35,090     $35,373    $44,197
                                                               =======     =======    =======
Other net rental income, primarily for equipment...........    $(1,576)    $(1,423)   $  (145)
                                                               =======     =======    =======
Depreciation and amortization of premises and equipment....    $77,426     $90,937    $89,143
                                                               =======     =======    =======



     Future minimum lease payments are as follows:


(DOLLARS IN THOUSANDS)                                        DECEMBER 31, 2004
--------------------------------------------------------      -----------------
Years ending December 31,
  2005..................................................            $ 54,745
  2006..................................................              48,915
  2007..................................................              39,098
  2008..................................................              34,209
  2009..................................................              30,250
  Later years...........................................              78,179
                                                                    --------
Total minimum operating lease payments..................            $285,396
                                                                    ========
Minimum rental income due in the future under
  noncancellable subleases..............................            $ 45,101
                                                                    ========

     A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 6--OTHER ASSETS--INVESTMENTS CARRIED AT COST

     The Company invests in private capital funds either directly in the privately held companies or indirectly through private equity funds. These investments are carried at cost. The investments' fair value is estimated quarterly based on a company's business model, current and projected financial performance, liquidity and overall economic and market conditions. If fair value is estimated to be below cost, an evaluation for other-than-temporary impairment is performed. If any of the factors used to determine fair value indicate that a forecasted recovery is beyond a reasonable period of time, an other-than-temporary impairment is recorded. At December 31, 2003, private capital investments were carried at cost of $83.6 million. At December 31, 2004, private capital investments were carried at cost of $97.0 million and there were no investments in private capital equity securities or funds in excess of fair value.

NOTE 7--DEPOSITS

     At December 31, 2004, the Company had $760 million in domestic interest bearing time deposits with a remaining term of greater than one year, of which $272 million exceeded $100,000. Maturity information for all domestic interest bearing time deposits with a remaining term of greater than one year is summarized below.

(DOLLARS IN THOUSANDS)                                       DECEMBER 31, 2004
----------------------------------------------------------   -----------------
Due after one year through two years......................            $331,434
Due after two years through three years...................             249,763
Due after three years through four years..................              88,352
Due after four years through five years...................              79,058
Due after five years......................................              11,201
                                                                      --------
  Total...................................................            $759,808
                                                                      ========

     All of the foreign interest bearing time deposits exceeding $100,000 mature in less than one year.


NOTE 8--EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS

     RETIREMENT PLAN

     The Company maintains the Union Bank of California, N.A. Retirement Plan (the Pension Plan), which is a domestic noncontributory defined benefit pension plan covering substantially all of the employees of the Company. The Pension Plan provides retirement benefits based on years of credited service and the final average compensation amount, as defined in the Pension Plan. Employees become eligible for this plan after one year of service and become fully vested after five years of service. The Company's funding policy is to make contributions between the minimum required and the maximum deductible amount as allowed by the Internal Revenue Code. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future. The Company also separately maintains foreign pension plans with a value of approximately $4 million. These plans are accounted for separately and are not included in the pension benefits table below.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 8--EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

     OTHER POSTRETIREMENT BENEFITS

     GENERAL

     The Company maintains the Union Bank of California Employee Health Benefit Plan (the Health Plan), which in part provides certain healthcare benefits for its retired employees and life insurance benefits for those employees who retired prior to January 1, 2001. The healthcare cost is shared between the Company and the retiree. The life insurance plan is noncontributory. The accounting for the Health Plan anticipates future cost-sharing changes that are consistent with the Company's intent to maintain a level of cost-sharing at approximately 25 to 50 percent, depending on age and service with the Company. Assets set aside to cover such obligations are primarily invested in mutual funds and insurance contracts.

     PRESCRIPTION DRUG BENEFITS

     In 2004, the Company recorded a $6.1 million reduction in employee benefit expense associated with the remeasurement of our postretirement benefits as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("The Act"). The reduction is attributable to a federal subsidy provided by The Act to employers that sponsor retiree health care plans with drug benefits that are equivalent to those offered under Medicare Part D. The effect of the subsidy on the measurement of net periodic postretirement benefit cost for the year ended December 31, 2004 includes a $3.1 million actuarial experience gain, a $1.1 million reduction in service cost, and a $1.9 million reduction in interest cost on the accumulated postretirement benefit obligation (APBO). The effect of the subsidy related to benefits attributed to past service in measuring the Company's January 1, 2004 APBO was a reduction of $30.8 million related to benefits attributed to past service. This is reflected in the 2004 actuarial gain of $35.9 million in the benefit obligations for other benefits noted below.

     The following table sets forth the fair value of the assets in the Company's defined benefit pension plan and its other postretirement benefit plan as of December 31, 2002, 2003 and 2004.

                                                          PENSION BENEFITS                           OTHER BENEFITS
                                                 ------------------------------------       ---------------------------------
                                                       YEARS ENDED DECEMBER 31,                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------------       ---------------------------------
(DOLLARS IN THOUSANDS)                             2002         2003          2004           2002         2003         2004
--------------------------------------------     --------     --------     ----------       -------     --------     --------
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year     $596,470     $660,140     $  904,878       $52,489     $ 81,536     $106,245
Actual return on plan assets................     (54,847)      168,416        104,649       (10,850)      17,842       10,872
Employer contribution.......................      140,000      100,000        100,000        48,820       16,627       15,286
Plan participants' contributions............           --           --             --         1,615        1,968        2,444
Benefits paid...............................      (21,483)     (23,678)       (26,704)      (10,538)     (11,728)     (12,247)
                                                 --------     --------     ----------       -------     --------     --------
Fair value of plan assets, end of year......     $660,140     $904,878     $1,082,823       $81,536     $106,245     $122,600
                                                 ========     ========     ==========       =======     ========     ========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 8--EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

         The Company's actual period-end asset allocation for the Pension Plan and Health Plan, by asset category, was as follows:

                                                       PENSION PLAN            HEALTH PLAN
                                                    -------------------    -------------------
                                                        DECEMBER 31,           DECEMBER 31,
                                                    -------------------    -------------------
ASSET CATEGORY                                      2002   2003    2004    2002   2003    2004
------------------------------------------------    ----   ----    ----    ----   ----    ----
Domestic equity securities......................     39%    48%     50%     56%    30%     31%
International equity securities.................     12     21      22       0     13      14
Fixed income debt securities....................     35     29      28      11     25      28
Insurance contracts.............................      0      0       0      33     30      26
Cash and cash equivalents.......................     14      2       0       0      2       1
                                                    ---    ---     ---     ---    ---     ---
Total...........................................    100%   100%    100%    100%   100%    100%
                                                    ===    ===     ===     ===    ===     ===


     The investment objective for the Company's Pension Plan and Health Plan is to maximize total return within reasonable and prudent levels of risk. The Plan's asset allocation strategy is the principal determinant in achieving expected investment returns on the Plans' assets. The asset allocation strategy favors equities, with a target allocation of 70 percent equity securities and 30 percent debt securities. Additionally, the Health Plan holds investments in an insurance contract with Hartford Life that is separate from the target allocation. Actual asset allocations may fluctuate within acceptable ranges due to market value variability. If market fluctuations cause an asset class to fall outside of its strategic asset allocation range, the portfolio will be rebalanced as appropriate. The Company's policy is to fully invest plan assets; however, on December 31, 2002 the Company made a $75 million cash contribution to the Pension Plan, which was invested in money market assets until invested for a longer term. A core equity position of domestic large cap and small cap stocks will be maintained, in conjunction with a diversified portfolio of international equities and fixed income securities. Plan asset performance is compared against established indices and peer groups to evaluate whether the risk associated with the portfolio is appropriate for the level of return.

     The Company, aided by an independent advisor, periodically reconsiders the appropriate strategic asset allocation and the expected long-term rate of return for plan assets. The independent advisor evaluates the investment return volatility of different asset classes and compares the liability structure of the Company's plan to those of other companies, while considering the Company's funding policy to maintain a funded status sufficient to meet participants' benefit obligations and reducing long-term funding requirements and pension costs. Based on this information, the Company updates its asset allocation strategy and target investment allocation percentages for the assets of the plan, as well as adopting an expected long-term rate of return.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 8--EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)


     The following table sets forth the benefit obligation activity and funded status for each of the Company's plans as follows:

                                                        PENSION BENEFITS                        OTHER BENEFITS
                                              -------------------------------------    ----------------------------------
                                                      YEARS ENDED DECEMBER 31,              YEARS ENDED DECEMBER 31,
                                              -------------------------------------    ----------------------------------
(DOLLARS IN THOUSANDS)                          2002         2003            2004        2002         2003         2004
------------------------------------------    --------     --------      ----------    --------     --------     --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year.....    $595,736     $726,099        $819,552    $123,720     $157,957     $182,408
Service cost..............................      25,810       32,867          37,659       5,262        5,180        5,643
Interest cost.............................      43,316       47,500          52,240       9,546       10,562        9,438
Plan participants' contributions..........          --           --              --       1,615        1,968        2,444
Amendments(1).............................          --           --              --      (8,544)          --       (4,109)
Actuarial loss (gain).....................      82,720       36,765         128,553      36,896       18,469      (35,952)
Benefits paid.............................     (21,483)     (23,679)        (26,704)    (10,538)     (11,728)     (12,247)
                                              --------     --------      ----------    --------     --------     --------
Benefit obligation, end of year...........     726,099      819,552       1,011,300     157,957      182,408      147,625
                                              ========     ========      ==========    ========     ========     ========
Funded status.............................     (65,959)      85,325          71,523     (76,422)     (76,163)     (25,025)
Unrecognized transition amount............          --           --              --      25,486       22,937       16,279
Unrecognized net actuarial loss...........     290,750      227,741         320,340      77,120       78,099       36,290
Unrecognized prior service cost...........       4,524        3,457           2,390      (1,345)      (1,249)      (1,153)
                                              --------     --------       ---------    --------     --------     --------
Prepaid benefit cost......................    $229,315     $316,523        $394,253     $24,839      $23,624      $26,391
                                              ========     ========       =========    ========     ========     ========

--------------------
(1) In 2002, the Company changed its postretirement medical benefit plan to increase the required contributions as a percentage of total cost paid by some future retirees. In 2004, the Company made changes to the plan design for employer contribution subsidies resulting in a reduction of future obligations.


     The Company expects to make cash contributions of $125 million to the Pension Plan and $17 million to the Health Plan for pension and postretirement benefits, respectively, in 2005.

     ESTIMATED FUTURE BENEFIT PAYMENTS AND SUBSIDIES

     The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years and Medicare Part D Subsidies are expected to be received over the next 10 years.


                                      PENSION       POSTRETIREMENT      MEDICAL PART D
(DOLLARS IN THOUSANDS)               BENEFITS             BENEFITS           SUBSIDIES
----------------------               --------             --------           ---------
2005..............................    $30,429               $9,989                 $--
2006..............................     33,174               10,030                 833
2007..............................     36,259               10,567                 890
2008..............................     39,639               11,076                 937
2009..............................     43,723               11,508                 983
Years 2010-2014...................    291,729               65,206               5,667


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 8--EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)


     The following tables summarize the assumptions used in computing the present value of the projected benefit obligations and the net periodic cost.

                                                            PENSION BENEFITS         OTHER BENEFITS
                                                          --------------------    --------------------
                                                               YEARS ENDED             YEARS ENDED
                                                              DECEMBER 31,            DECEMBER 31,
                                                          --------------------    --------------------
                                                          2002    2003    2004    2002    2003    2004
                                                          ----    ----    ----    ----    ----    ----
Discount rate in determining expense..................    7.25%   6.75%   6.25%   7.25%   6.75%   6.25%
Discount rate in determining benefit obligations
at year end...........................................    6.75    6.25    5.75    6.75    6.25    5.75
Rate of increase in future compensation levels
  for determining expense.............................    5.00    5.00    4.50      --      --      --
Rate of increase in future compensation levels for
  determining benefit obligations at year end.........    5.00    4.50    4.50      --      --      --
Expected return on plan assets........................    8.25    8.25    8.25    8.00    8.00    8.25




                                                        PENSION BENEFITS                        OTHER BENEFITS
                                               -----------------------------------     ------------------------------
                                                    YEARS ENDED DECEMBER 31,               YEARS ENDED DECEMBER 31,
                                               -----------------------------------     ------------------------------
(DOLLARS IN THOUSANDS)                           2002          2003          2004        2002        2003       2004
---------------------------------------------  -------       -------       -------     -------      ------     ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost.................................  $25,810       $32,867       $37,659      $5,262      $5,180     $5,643
Interest cost................................   43,316        47,500        52,240       9,546      10,562      9,438
Expected return on plan assets...............  (60,613)      (72,811)      (83,130)     (6,591)     (6,746)    (9,012)
Amortization of prior service cost...........    1,067         1,067         1,067         (96)        (96)       (96)
Amortization of transition amount............       --            --            --       3,403       2,549      2,549
Recognized net actuarial loss................       --         4,169        14,434       2,299       6,394      3,996
                                                ------       -------       -------     -------     -------    -------
  Net periodic benefit cost..................    9,580        12,792        22,270      13,823      17,843     12,518
Gain due to curtailment......................       --            --            --          --          --         --
                                                ------       -------       -------     -------     -------    -------
  Total net periodic benefit cost............   $9,580       $12,792       $22,270     $13,823     $17,843    $12,518
                                                ======       =======       =======     =======     =======    =======


     The Company's assumed weighted-average healthcare cost trend rates are as follows:


                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                              2002    2003    2004
                                                              ----    ----    ----
Health care cost trend rate assumed for next year.........   8.95%   8.07%   7.25%
Rate to which cost trend rate is assumed to
  decline (the ultimate trend rate).......................   5.00%   5.00%   5.00%
Year the rate reaches the ultimate trend rate.............   2008    2008    2008


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 8--EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)


     The healthcare cost trend rate assumptions have a significant effect on the amounts reported for the Health Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects.


                                                             1-PERCENTAGE-       1-PERCENTAGE-
(DOLLARS IN THOUSANDS)                                      POINT INCREASE      POINT DECREASE
----------------------                                      --------------      --------------
Effect on total of service and interest cost components...          $2,106            $(1,741)
Effect on postretirement benefit obligation...............          15,736            (13,368)


     EXECUTIVE SUPPLEMENTAL BENEFIT PLANS

     The Company has several Executive Supplemental Benefit Plans (ESBP), which provide eligible employees with supplemental retirement benefits. The plans are unfunded. The accrued liability for ESBPs included in other liabilities in the Consolidated Balance Sheets was $37 million at December 31, 2003 and $43 million at December 31, 2004. The Company's expense relating to the ESBPs for the periods ending December 31, 2002, 2003, and 2004, was $3.0 million, $0.3 million, and $4.1 million, respectively. These plans had intangible assets of $1.7 million, $2.1 million and $1.6 million as of December 31, 2002, 2003, and 2004, respectively. Due to an additional minimum liability, these plans also had accumulated other comprehensive income before taxes of $1.7 million, $6.1 million, and $10.8 million as of December 31, 2002, 2003, and 2004, respectively.

     SECTION 401(K) SAVINGS PLANS

     The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 25 percent of their pre-tax covered compensation or up to 10 percent of their after-tax covered compensation through salary deductions to a combined maximum of 25 percent. The Company contributes 50 percent of every pre-tax dollar an employee contributes up to the first 6 percent of the employee's pre-tax covered compensation.
Employees are fully vested in the employer's contributions immediately. In addition, the Company may make a discretionary annual profit-sharing contribution up to 2.5 percent of an employee's pay. This profit-sharing contribution is for all eligible employees, regardless of whether an employee is participating in the 401(k) plan, and depends on the Company's annual financial performance. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $17 million, $19 million, and $22 million for the years ended December 31, 2002, 2003 and 2004, respectively.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 9--OTHER NONINTEREST INCOME AND NONINTEREST EXPENSE

         The details of other noninterest income and noninterest expense are as follows:

OTHER NONINTEREST INCOME


                                                             YEARS ENDED DECEMBER 31,
                                                         -------------------------------
(DOLLARS IN THOUSANDS)                                     2002       2003        2004
------------------------------------------------------   -------    -------     --------
Gain on merchant card portfolio.......................   $    --    $    --     $ 93,000
Private capital and other investment income...........   (14,004)     3,697       30,807
Gains (losses) on nonmortgage loans, net..............    (3,526)     3,556        2,188
Other.................................................    59,270     69,428       88,500
                                                         -------    -------     --------
  Total other noninterest income......................   $41,740    $76,681     $214,495
                                                         =======    =======     ========


OTHER NONINTEREST EXPENSE


                                                               YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
(DOLLARS IN THOUSANDS)                                     2002         2003         2004
------------------------------------------------------   --------     --------     --------
Advertising and public relations......................   $ 37,510     $ 39,455     $ 38,442
Data processing.......................................     32,589       31,574       32,229
Intangible asset amortization.........................      5,485       11,366       19,471
Other.................................................    176,234      179,356      197,144
                                                         --------     --------     --------
  Total other noninterest expense.....................   $251,818     $261,751     $287,286
                                                         ========     ========     ========


NOTE 10--INCOME TAXES

     The components of income tax expense were as follows:

                                                    YEARS ENDED DECEMBER 31,
                                               ----------------------------------
(DOLLARS IN THOUSANDS)                           2002         2003         2004
--------------------------------------------   --------     --------     --------
Taxes currently payable:
  Federal...................................   $173,310     $225,813     $291,946
  State.....................................     31,622       13,017       41,785
  Foreign...................................      3,996        1,081        1,754
                                               --------     --------     --------
  Total currently payable...................    208,928      239,911      335,485
                                               --------     --------     --------
Taxes deferred:
  Federal...................................     58,586       38,569       54,902
  State.....................................    (20,807)      14,369       22,584
  Foreign...................................        669          (22)        (159)
                                               --------     --------     --------
  Total deferred............................     38,448       52,916       77,327
                                               --------     --------     --------
  Total income tax expense..................   $247,376     $292,827     $412,812
                                               ========     ========     ========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 10 - INCOME TAXES (CONTINUED)


     The components of the net deferred tax balances of the Company were as follows:


                                                                         DECEMBER 31,
                                                                    -------------------
(DOLLARS IN THOUSANDS)                                                2003       2004
-----------------------------------------------------------------   --------   --------
Deferred tax assets:
  Allowance for loan and off-balance sheet losses................   $217,759   $196,503
  Accrued income and expense.....................................     57,552     81,753
  Unrealized net loss on securities available for sale...........         --     19,634
  Tax credit carryforwards.......................................     10,577         --
  Other..........................................................     12,806        283
                                                                    --------   --------
  Total deferred tax assets......................................    298,694    298,173
Deferred tax liabilities:
  Leasing........................................................    459,997    467,027
  Unrealized net gain on securities available for sale...........     13,961         --
  Pension liabilities............................................    119,121    151,757
  Unrealized net gains on cash flow hedges.......................     27,122        885
                                                                    --------   --------
  Total deferred tax liabilities.................................    620,201    619,669
                                                                    --------   --------
Net deferred tax liability.......................................   $321,507   $321,496
                                                                    ========   ========


     It is management's opinion that no valuation allowance is necessary because the tax benefits from the Company's deferred tax assets are expected to be utilized in future tax returns.

     The following table is an analysis of the effective tax rate:


                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2002   2003    2004
                                                                 ----   ----    ----
Federal income tax rate......................................      35%    35%     35%
Net tax effects of:
  State income taxes, net of federal income tax benefit......       1      2       4
  Tax credits................................................      (4)    (3)     (3)
  Other......................................................      --     (1)     --
                                                                   --     --      --
  Effective tax rate.........................................      32%    33%     36%
                                                                   ==     ==      ==

     The Company has filed its 2002 and 2003, and intends to file its 2004, California franchise tax returns on the worldwide unitary basis, incorporating the financial results of BTM and its worldwide affiliates. In 2004, the Company recognized a $7.8 million state income tax expense primarily to reflect the difference between the estimate of California state tax expense for 2003 and the actual tax reported in the 2003 California franchise tax return.

     In 2003, the Company recognized a $2.7 million reduction of income taxes paid in 1998, 1999, and 2000, resulting from the settlement of several tax issues with the Internal Revenue Service.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 10 - INCOME TAXES (CONTINUED)


     During 2002, the Company recognized a tax credit adjustment of $9.8 million related to the correction of an accounting error for certain low-income housing credit (LIHC) investments and a $3.3 million net reduction in income tax expense resulting from a change in California state tax law concerning loan loss reserves.

NOTE 11--BORROWED FUNDS

     The following is a summary of the major categories of borrowed funds:


                                                                            DECEMBER 31,
                                                                      -------------------------
(DOLLARS IN THOUSANDS)                                                   2003           2004
-----------------------------------------------------------------     ----------     ----------
Federal funds purchased and securities sold under
  repurchase agreements with weighted average
  interest rates of 0.68% and 1.90% at December 31,
  2003 and 2004, respectively....................................     $  280,968     $  587,249
Commercial paper, with weighted average interest rates
  of 0.83% and 1.69% at December 31, 2003 and 2004,
  respectively...................................................        542,270        824,887
Other borrowed funds, with weighted average interest
  rates of 1.49% and 4.25% at December 31, 2003 and
  2004, respectively.............................................        212,088        172,549
                                                                      ----------     ----------
  Total borrowed funds...........................................     $1,035,326     $1,584,685
                                                                      ==========     ==========
Federal funds purchased and securities sold under
  repurchase agreements:
  Maximum outstanding at any month end...........................     $  421,373     $  739,386
  Average balance during the year................................        405,982        596,997
  Weighted average interest rate during the year.................           0.84%          1.25%
Commercial paper:
  Maximum outstanding at any month end...........................     $1,078,981       $855,334
  Average balance during the year................................        809,930        620,053
  Weighted average interest rate during the year.................           1.05%          1.11%
Other borrowed funds:
  Maximum outstanding at any month end...........................     $  322,308     $  212,371
  Average balance during the year................................        192,248        163,147
  Weighted average interest rate during the year.................           2.65%          2.98%



     Included in other borrowed funds in 2003 and 2004 are assumed mortgage notes related to the purchase of the Company's administrative facility at Monterey Park, California. At December 31, 2004, the notes consisted of 14 zero coupon notes with varying maturity dates through 2011. Maturities of these notes for the next five years are as follows: $5.3 million in 2005, $5.0 million in 2006, $4.9 million in 2007, $5.6 million in 2008, $6.2 million in 2009, and
$12.6 million thereafter.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 12--MEDIUM AND LONG-TERM DEBT

     The following is a summary of the Company's medium-term senior debt and long-term subordinated debt.

                                                                          DECEMBER 31,
                                                                    ---------------------
(DOLLARS IN THOUSANDS)                                                2003         2004
-----------------------------------------------------------------   --------     --------
Medium-Term debt, fixed rate 5.75% senior notes
  due December 2006..............................................   $214,565     $207,160
Long-Term subordinated debt:
  Floating rate notes due June 2007.  These notes
    bear interest at 0.325% above 3-month London
    Interbank Offered Rate (LIBOR) and are payable to BTM........    199,826      199,876
  Fixed rate 5.25% notes due December 2013.......................    406,097      409,077
                                                                    --------     --------
    Total medium and long-term debt..............................   $820,488     $816,113
                                                                    ========     ========


     MEDIUM-TERM DEBT

     At December 31, 2004, the par value of the medium-term notes was $200 million. The weighted average interest rate on the medium-term notes, including the impact of the deferred issuance costs, was 5.90 percent at December 31, 2004. The notes do not qualify as Tier 2 risk-based capital under the Federal Reserve guidelines for assessing regulatory capital and are not redeemable prior to the stated maturity. The notes are senior obligations and are ranked equally with all existing or future unsecured senior debt.

     The Company has converted its 5.75 percent fixed rate on these notes to a floating rate of interest utilizing a $200 million notional interest rate swap, which qualified as a fair value hedge at December 31, 2004. This transaction meets the qualifications for utilizing the shortcut method for measuring effectiveness under SFAS No. 133. The market value adjustment to the medium-term debt was an unrealized loss of $7.2 million, and the fair value of the hedge was an unrealized gain of $7.2 million. For the year ending December 31, 2004, the weighted average interest rate, including the impact of the hedge and deferred issuance costs was 2.10 percent.

     LONG-TERM DEBT

     On December 8, 2003, the Company issued $400 million of long-term subordinated debt. For the year ending December 31, 2004, the weighted average interest rate of the long-term subordinated debt, including the impact of the deferred issuance costs was 5.40 percent. The notes are junior obligations to the Company's existing and future outstanding senior indebtedness and ranked equally with the existing long-term subordinated debt with a par value of $200 million.

     The Company has converted its 5.25 percent fixed rate on these notes to a floating rate of interest utilizing a $400 million notional interest rate swap, which qualified as a fair value hedge at December 31, 2004. This transaction meets the qualifications for utilizing the shortcut method for measuring effectiveness under SFAS No. 133. The market value adjustment to the medium-term debt was an unrealized loss of $10.4 million, and the fair value of the hedge was an unrealized gain of $10.4 million. For the year ending December 31, 2004, the weighted average interest rate, including the impact of the hedge and deferred issuance costs was 2.25 percent.

     The floating rate and fixed rate subordinated debt qualify as Tier 2 risk-based capital under the Federal Reserve guidelines for assessing regulatory capital. For the total risk-based capital ratio, the amount of notes

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 12 - MEDIUM AND LONG-TERM DEBT (CONTINUED)


that qualify as capital is reduced as the notes approach maturity. For the year ending December 31, 2003 and 2004, $520 million and $480 million of the notes, respectively, qualified as risk-based capital.

     In June 1997, the Company issued $200 million of floating-rate subordinated debt due in June 2007. These notes bear interest at 0.325 percent above 3-month LIBOR and are payable to the holder of the note, BTM. As of December 31, 2004, the weighted average interest rate of the floating rate notes was 1.81 percent.

     Provisions of the senior and subordinated notes restrict the Company's ability to engage in mergers, consolidations, and transfers of substantially all assets.

NOTE 13--UNIONBANCAL CORPORATION--JUNIOR SUBORDINATED DEBT PAYABLE TO SUBSIDIARY GRANTOR TRUST

     In February 1999, UnionBanCal Finance Trust I issued $350 million preferred securities to the public and $10,824,750 common securities to the Company. The proceeds of such issuances were invested by UnionBanCal Finance Trust I in $360,824,750 aggregate principal amount of the Company's 7 3/8 percent debt securities due May 15, 2029 (the Trust Notes). The Trust Notes represented the sole asset of UnionBanCal Finance Trust I. The Trust Notes had a maturity date of May 15, 2029, bore interest at the rate of 7 3/8 percent, payable quarterly, and were redeemable by the Company beginning on or after February 19, 2004, at 100 percent of the principal amount thereof, plus any accrued and unpaid interest to the redemption date.

     Holders of the preferred securities and common securities were entitled to cumulative cash distributions at an annual rate of 7 3/8 percent of the liquidation amount of $25 per security. The preferred securities were subject to mandatory redemption upon repayment of the Trust Notes and were callable by the Company at 100 percent of the liquidation amount beginning on or after February 19, 2004. The Trust existed for the sole purpose of issuing the preferred securities and investing the proceeds in the Trust Notes issued by the Company.

     On February 19, 2004, the Company redeemed all $360.8 million of its outstanding 7 3/8 percent Trust Notes, which were held by UnionBanCal Finance Trust I. The proceeds were applied by UnionBanCal Finance Trust I to simultaneously redeem all $350 million of its 7 3/8 percent preferred securities at a price of $25 per share.

     On March 23, 2000, Business Capital Trust I issued $10 million preferred securities to the public and $0.3 million common securities to the Company. The proceeds of such issuances were invested by Business Capital Trust I in $10.3 million aggregate principal amount of the Company's 10.875 percent debt securities due March 8, 2030 (the Trust Notes). The Trust Notes represent the sole asset of Business Capital Trust I. The Trust Notes mature on March 8, 2030, bear interest at the rate of 10.875 percent, payable semi-annually, and are redeemable by the Company at a premium (with premium declining each year) beginning on or after March 8, 2010 through March 7, 2020 plus any accrued and unpaid interest to the redemption date. On or after March 8, 2020, the Trust Notes are redeemable by the Company at 100 percent of the principal amount.

     Holders of the preferred and common securities are entitled to cumulative cash distributions at an annual rate of 10.875 percent of the liquidation amount of $1,000 per capital security. The preferred securities are subject to mandatory redemption upon repayment of the Trust Notes and are callable at a premium (with premium declining each year) at 105.438 percent of the liquidation amount beginning on or after March 8, 2010 through March 7, 2020 plus any accrued and unpaid interest to the redemption date. On or after

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 13 - UNIONBANCAL CORPORATION - JUNIOR SUBORDINATED DEBT PAYABLE TO SUBSIDIARY GRANTOR TRUST (CONTINUED)


March 8, 2020, the preferred securities are redeemable at 100 percent of the principal. Business Capital Trust I exists for the sole purpose of issuing the preferred securities and investing the proceeds in the Trust Notes issued by the Company.

     On September 7, 2000, MCB Statutory Trust I completed an offering of 10.6 percent preferred securities of $3.0 million to the public and $0.1 million common securities to the Company. The proceeds of such issuance were invested by MCB Statutory Trust I in $3.1 million aggregate principal amount of the Company's 10.6 percent debt securities due September 7, 2030 (the Trust Notes). The Trust Notes represent the sole assets of MCB Statutory Trust I. The Trust Notes mature on September 7, 2030, bear interest at the rate of 10.6 percent, payable semi-annually and are redeemable by the Company at a premium (with premium declining each year) beginning on or after September 7, 2010 through September 6, 2020 plus any accrued and unpaid interest to the redemption date. On or after September 7, 2020, the Trust Notes are redeemable by the Company at 100 percent of the principal amount.

     Holders of the preferred securities and common securities are entitled to cumulative cash distributions at an annual rate of 10.6 percent of the liquidation amount of $1,000 per capital security. The preferred securities are subject to mandatory redemption upon repayment of the Trust Notes and are callable at a premium (with premium declining each year) at 105.3 percent of the liquidation amount beginning on or after September 7, 2010 through September 6, 2020 plus any accrued and unpaid interest to the redemption date. On or after September 7, 2020, the preferred securities are redeemable at 100 percent of the principal amount. MCB Statutory Trust I exists for the sole purpose of issuing the preferred securities and investing the proceeds in the Trust Notes issued by the Company.

     On January 16, 2004, the Company completed the acquisition of Business Bancorp, which included Business Capital Trust I and MCB Statutory Trust I. In accordance with SFAS No. 141 the Trust Notes were recorded at their fair value at the date of acquisition. Accordingly, the Company has recorded the Trust Notes at $16.2 million.

     The weighted average interest rate for all Trust Notes were 4.13 percent and 4.45 percent for the years ended December 31, 2003 and 2004, respectively.

NOTE 14--DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     The Company has a dividend reinvestment and stock purchase plan for stockholders. Participating stockholders have the option of purchasing additional shares at the full market price with cash payments of $25 to $3,000 per quarter. The Company obtains shares required for reinvestment primarily through open market purchases. During 2002, 2003 and 2004, 367,713, 190,847 and 100,596 shares, respectively, were required for dividend reinvestment purposes, of which 19,881, 5,731 and 308 shares were considered new issuances during 2002, 2003 and 2004, respectively. BTM did not participate in the plan in 2002, 2003 or 2004.

NOTE 15--MANAGEMENT STOCK PLANS

     The Company has two management stock plans. The Year 2000 UnionBanCal Corporation Stock Plan, effective January 1, 2000 (the 2000 Stock Plan), and the UnionBanCal Corporation Management Stock Plan, restated effective June 1, 1997 (the 1997 Stock Plan), have 16.0 million and 6.6 million shares, respectively,

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 15 - MANAGEMENT STOCK PLANS (CONTINUED)


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

     In 2002, 2003 and 2004, the Company granted options to non-employee directors and various key employees, including policy-making officers under the 2000 Stock Plan. Under both Stock Plans, options granted to employees vest pro-rata on each anniversary of the grant date and become fully exercisable three years from the grant date, provided that the employee has completed the specified continuous service requirement. The options vest earlier if the employee dies, is permanently disabled, or retires under certain grant, age, and service conditions. Options granted to non-employee directors are fully vested on the grant date and exercisable 33 1/3 percent on each anniversary under the 1997 Stock Plan, and fully vested and exercisable on the grant date under the 2000 Stock Plan. The following is a summary of stock option transactions under the Stock Plans.


                                                                      YEARS ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------------------------
                                                2002                            2003                           2004
                                     -----------------------------   ----------------------------   -----------------------------
                                      NUMBER OF   WEIGHTED-AVERAGE    NUMBER OF  WEIGHTED-AVERAGE    NUMBER OF   WEIGHTED-AVERAGE
                                         SHARES     EXERCISE PRICE       SHARES    EXERCISE PRICE       SHARES     EXERCISE PRICE
                                         ------     --------------       ------    --------------       ------     --------------
Options outstanding, beginning of
  year..........................      7,939,271             $29.79    8,515,469            $34.71    9,008,011             $37.12
    Granted.....................      2,911,652              43.49    2,517,023             40.32    2,478,931              52.84
    Exercised...................     (2,187,170)             28.57   (1,912,323)            30.52   (1,917,818)             33.68
    Forfeited...................       (148,284)             34.05     (112,158)            38.96      (86,788)             42.87
                                     ----------                      ----------                     ----------
Options outstanding, end of year      8,515,469             $34.71    9,008,011            $37.12    9,482,336             $41.87
                                     ==========                      ==========                     ==========
Options exercisable, end of year      3,031,478             $31.08    3,845,520            $33.99    4,733,003             $36.49
                                     ==========                      ==========                     ==========


     The weighted-average fair value of options granted was $16.67 during 2002, $12.92 during 2003 and $16.55 during 2004.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made in 2002, 2003 and 2004; risk-free interest rates of 4.9 percent in 2002, 2.9 percent in 2003, and 2.8 percent in 2004; expected volatility of 46 percent in 2002, 43 percent in 2003, and 40 percent in 2004; expected lives of 5 years for 2002, 2003 and 2004; and expected dividend yields of 2.3 percent in 2002, 2.8 percent in 2003, and 2.4 percent in 2004.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 15 - MANAGEMENT STOCK PLANS (CONTINUED)


     The following table summarizes information about stock options outstanding.


                                                                                       OPTIONS EXERCISABLE AT
                          OPTIONS OUTSTANDING AT DECEMBER 31, 2004                        DECEMBER 31, 2004
                   -------------------------------------------------------      -------------------------------------
                                     WEIGHTED-AVERAGE
                                            REMAINING            WEIGHTED-                                 WEIGHTED-
RANGE OF                NUMBER       CONTRACTUAL LIFE              AVERAGE           NUMBER                  AVERAGE
EXERCISE PRICES    OUTSTANDING               IN YEARS       EXERCISE PRICE      EXERCISABLE           EXERCISE PRICE
---------------    -----------               --------       --------------      -----------           --------------
$18.53-27.56            71,455                    4.2               $22.94           71,455                   $22.94
 28.44-42.40         4,535,236                    6.5                35.16        3,079,232                    32.94
 42.69-59.74         4,875,645                    8.1                48.39        1,582,316                    44.00
                     ---------                                                    ---------
                     9,482,336                                                    4,733,003
                     =========                                                    =========



     In 2002, 2003, and 2004, the Company also granted 6,000,  6,000, and 16,000 shares of  restricted  stock with  weighted  average  grant date fair  values of
$45.00, $46.95 and $61.50, respectively, to key officers, including policy-making officers, under the 2000 Stock Plan. The awards of restricted stock vest pro-rata on each anniversary of the grant date and become fully vested four years from the grant date for awards in 2002 and 2003 and three years from the grant date for awards in 2004, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies, is permanently and totally disabled, or retires under certain grant, age, and service conditions. Restricted stockholders have the right to vote their restricted shares and receive dividends.

     At December 31, 2002,  2003 and 2004,  1,764,414,  5,347,715  and 2,937,629
shares, respectively, were available for future grants as either stock options or restricted stock under the 2000 Stock Plan. The remaining shares under the 1997 Stock Plan are not available for future grants.

     Effective January 1, 1997, the Company established a Performance Share Plan. Eligible participants may earn performance share awards to be redeemed in cash three years after the date of grant. Performance shares are linked to stockholder value in two ways: (1) the market price of the Company's common stock; and (2) return on equity, a performance measure closely linked to value creation. Eligible participants generally receive grants of performance shares annually. The plan was amended in 2004 increasing the total number of shares that can be granted under the plan to 2.6 million shares. There were 384,183, 340,683 and 2,252,183 performance shares remaining for future awards as of December 31, 2002, 2003 and 2004, respectively. The Company granted 61,500 shares in 2002, 43,500 shares in 2003, and 88,500 shares in 2004. No performance shares were forfeited in 2002, 2003 or 2004. The value of a performance share is equal to the market price of the Company's common stock. All cancelled or forfeited performance shares become available for future grants. Expenses related to these shares were $3.3 million in 2002, $6.6 million in 2003, and $4.8 million in 2004.

NOTE 16--CONCENTRATIONS OF CREDIT RISK

     Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to the Company's total credit exposure. Although the Company's portfolio of financial instruments is broadly diversified along industry, product and geographic lines, material transactions are completed with other financial institutions, particularly in the securities portfolio and deposit accounts.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 16 - CONCENTRATIONS OF CREDIT RISK (CONTINUED)


     In connection with the Company's efforts to maintain a diversified portfolio, the Company limits its exposure to any one country or individual credit and monitors this exposure on a continuous basis. At December 31, 2004, the Company's most significant concentration of credit risk was with the U. S. Government and its agencies. The Company's exposure, which primarily results from investment securities positions in instruments issued by the U.S. Government and its agencies, was $10.4 billion and $9.9 billion at December 31, 2003 and 2004.

NOTE 17--FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. All of the fair values presented below are as of their respective period-ends and have been made under this definition of fair value unless otherwise disclosed.

     It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2003 and 2004, as more fully described below. It should be noted that the operations of the Company are managed on a going concern basis and not on a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of an institution's inherent value is its capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values that follow.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 17--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)


     The table below presents the carrying value and fair value of the specified assets, liabilities, and off-balance sheet instruments held by the Company.


                                                                              DECEMBER 31,
                                                      -----------------------------------------------------------
                                                                 2003                             2004
                                                      --------------------------       --------------------------
                                                        CARRYING            FAIR         CARRYING            FAIR
(DOLLARS IN THOUSANDS)                                     VALUE           VALUE            VALUE           VALUE
-------------------------------------------------     -----------     ----------       ----------      ----------
ASSETS
  Cash and cash equivalents......................     $3,499,005      $3,499,005       $3,548,040      $3,548,040
  Trading account assets.........................        252,929         252,929          236,331         236,331
  Securities available for sale:
    Securities pledged as collateral.............        106,560         106,560          144,240         144,240
    Held in portfolio............................     10,660,332      10,660,332       11,000,754      11,000,754
  Loans, net of allowance for loan losses(1).....     24,777,826      24,742,090       29,728,344      29,477,602
LIABILITIES
  DEPOSITS:
    Noninterest bearing..........................     17,288,022      17,288,022       19,641,595      19,641,595
    Interest bearing.............................     18,244,261      18,272,083       20,534,241      20,548,041
                                                      ----------      ----------       ----------      ----------
      Total deposits.............................     35,532,283      35,560,105       40,175,836      40,189,636
  Borrowed funds.................................      1,035,326       1,037,871        1,584,685       1,587,700
  Medium and long-term debt......................        820,488         821,617          816,113         814,370
  Junior subordinated debt payable to
    subsidiary grantor trust.....................        363,940         355,180           15,790          15,350
OFF-BALANCE SHEET INSTRUMENTS
  Commitments to extend credit...................         52,327          52,327           60,119          60,119
  Standby letters of credit......................          6,108           6,108            5,743           5,743

--------------------
(1)  Excludes lease financing, net of allowance.



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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 17--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)


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

     TRUST NOTES: The fair value of fixed-rate trust notes were based upon either market quotes for those traded securities or market quotes of similar securities, if not traded. This amount differs from the fair value of those securities under hedge accounting since a hypothetical value based on the present value of cash flows has been used for that purpose.

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

NOTE 18--DERIVATIVE INSTRUMENTS

     The Company is a party to certain derivative and other financial instruments that are used for trading activities of the Company, to meet the needs of customers, and to change the impact on the Company's operating results due to market fluctuations in currency or interest rates.

     Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract, which exceeds the value of the existing collateral, if any. The Company utilizes master netting agreements in order to reduce its exposure to credit risk. Master netting

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 18 - DERIVATIVE INSTRUMENTS (CONTINUED)


agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of default. Market risk is the possibility that future changes in market conditions may make the financial instrument less valuable.

     TRADING ACTIVITIES IN DERIVATIVE INSTRUMENTS

     Derivative instruments used for trading purposes are carried at fair value. The following table reflects the Company's positions relating to trading activities in derivative instruments. Trading activities include both activities for the Company's own account and as an accommodation for customers. At December 31, 2003 and 2004, the majority of the Company's derivative transactions for customers were essentially offset by contracts with other counterparties.

     The following is a summary of derivative instruments held or written for trading purposes and customer accommodations.

                                                                          DECEMBER 31,
                                      ---------------------------------------------------------------------------------------
                                                      2003                                              2004
                                      -----------------------------------------     -----------------------------------------
                                      UNREALIZED     UNREALIZED       ESTIMATED     UNREALIZED      UNREALIZED      ESTIMATED
(DOLLARS IN THOUSANDS)                     GAINS         LOSSES      FAIR VALUE          GAINS          LOSSES     FAIR VALUE
-------------------------------         --------         ------      ----------          -----          ------     ----------
HELD OR WRITTEN FOR TRADING
  PURPOSES AND CUSTOMER
  ACCOMMODATIONS
Foreign exchange forward
  contracts:
  Commitments to purchase......          $48,675          $(404)        $48,271        $44,355        $(1,235)        $43,120
  Commitments to sell..........              401        (48,762)        (48,361)         1,329        (49,240)        (47,911)
Foreign exchange OTC options:
  Options purchased............               --            (72)            (72)           742             --             742
  Options written..............               72             --              72             --           (742)           (742)
Cross currency swaps:
  Commitments to pay...........              483             --             483             --         (2,933)         (2,933)
  Commitments to receive.......               --           (474)           (474)         2,933             --           2,933
Energy contracts:
  Option contracts.............               --             --              --             --             --              --
  Swap contracts...............               --             --              --            212           (116)             96
Interest rate contracts:
  Caps purchased...............            4,027             --           4,027          3,990             --           3,990
  Floors purchased.............              222             --             222            146             --             146
  Caps written.................               --         (4,027)         (4,027)            --         (3,990)         (3,990)
  Floors written...............               --           (222)           (222)            --           (146)           (146)
  Swap contracts:
    Pay variable/receive fixed.          103,681         (1,573)        102,108          60,363       (12,602)         47,761
    Pay fixed/receive variable.            3,517        (95,039)        (91,522)         16,006       (51,747)        (35,741)
                                        --------                                       --------
                                         161,078                                        130,076
Effect of master netting
  agreements...................           (3,339)                                        (1,888)
                                        --------                                       --------
Total credit exposure..........         $157,739                                       $128,188
                                        ========                                       ========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 18--DERIVATIVE INSTRUMENTS (CONTINUED)

     DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING

     Derivative positions are integral components of the Company's designated asset and liability management activities. The Company uses interest rate derivatives to manage the sensitivity of the Company's net interest income to changes in interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit, medium-term notes and subordinated debt. The following describes the significant hedging strategies of the Company.

     CASH FLOW HEDGES

     HEDGING STRATEGIES FOR VARIABLE RATE LOANS AND CERTIFICATES OF DEPOSIT

     The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, e.g., U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap, corridor options and interest rate swaps. At December 31, 2004, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 1.3 years.

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

     The Company uses interest rate collars to hedge the variable cash flows associated with 1-month LIBOR or 3-month LIBOR indexed loans. Net payments to be received under the collar contract offset the decline in loan interest income caused by the relevant LIBOR index falling below the collar's floor strike rate while net payments to be paid will reduce the increase in loan interest income caused by the LIBOR index rising above the collar's cap strike rate.

     The Company uses interest rate swaps to hedge the variable cash flows associated with 1-month LIBOR or 3-month LIBOR indexed loans. Payments to be received (or paid) under the swap contract will offset the fluctuations in loan interest income caused by changes in the relevant LIBOR index. As such, these instruments hedge all fluctuations in the loans' interest income caused by changes in the relevant LIBOR index.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 18--DERIVATIVE INSTRUMENTS (CONTINUED)


Net payments to be received under the cap contract offset the increase in interest expense caused by the relevant LIBOR index rising above the cap's strike rate.

     The Company uses interest rate cap corridors to hedge the variable cash flows associated with the forecasted issuance and rollover of short-term, fixed rate, negotiable CDs. In these hedging relationships, the Company hedges the LIBOR component of the CD rates, either 1-month LIBOR, 3-month LIBOR, or 6-month LIBOR, based on the original term to maturity of the CDs, which reflects their repricing frequency. Net payments to be received under the cap corridor contract offset the increase in deposit interest expense caused by the relevant LIBOR index rising above the corridor's lower strike rate, but only to the extent the index rises to the upper strike rate. The corridor will not provide protection from increases in the relevant LIBOR index to the extent it rises above the corridor's upper strike rate.

     Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge matches those of the loans or CDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In 2004, the Company recognized a net loss of $1.8 million due to ineffectiveness, which is recognized in noninterest expense, compared to a net gain of $0.9 million in 2003.

     For cash flow hedges, based upon amounts included in accumulated other comprehensive income at December 31, 2004, the Company expects to realize approximately $19.3 million in net interest income during 2005. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to December 31, 2004.

     FAIR VALUE HEDGES

     HEDGING STRATEGY FOR "MARKETPATH" CERTIFICATES OF DEPOSIT

     The Company engages in a hedging strategy in which interest bearing CDs issued to customers, which are tied to the changes in the Standard and Poor's 500 index, are exchanged for a fixed rate of interest. The Company accounts for the embedded derivative in the CDs at fair value. A total return swap that encompasses the value of a series of options that had individually hedged each CD is valued at fair value and any ineffectiveness resulting from the hedge and the hedged item are recognized in noninterest expense.

     HEDGING STRATEGY FOR UNIONBANCAL CORPORATION--JUNIOR SUBORDINATED DEBT PAYABLE TO SUBSIDIARY GRANTOR TRUST (TRUST NOTES)

     On February 19, 2004, the Company terminated its fair value hedge and called its Trust Notes. Prior to this date, the Company engaged in an interest rate hedging strategy in which an interest rate swap was associated with a specific interest bearing liability, UnionBanCal Corporation's Trust Notes, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigated the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, U.S. dollar LIBOR.

     The fair value hedging transaction was structured at inception so that the notional amount of the swap matched an associated principal amount of the Trust Notes. The interest payment dates, the expiration date, and the embedded call option of the swap matched those of the Trust Notes. The ineffectiveness on the fair

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 18--DERIVATIVE INSTRUMENTS (CONTINUED)


value hedges in 2004 was a net gain of $1.6 million, realized upon the termination of the swap on February 19, 2004, compared to a net gain of less than $0.1 million in 2003.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 18--DERIVATIVE INSTRUMENTS (CONTINUED)


     The  following  table  reflects   summary   information  on  the  Company's
derivative contracts used to hedge or modify the Company's risk as of December 31, 2003 and 2004.


                                                 DECEMBER 31, 2003                            DECEMBER 31, 2004
                                    -------------------------------------------- --------------------------------------------
                                                                                                                    ESTIMATED
                                    UNAMORTIZED UNREALIZED UNREALIZED  ESTIMATED UNAMORTIZED  UNREALIZED UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)                 PREMIUMS      GAINS     LOSSES FAIR VALUE    PREMIUMS       GAINS     LOSSES     VALUE
---------------------------------   ----------- ---------- ---------- ---------- -----------  ---------- ---------- ---------
HELD FOR ASSET AND LIABILITY
MANAGEMENT PURPOSES

Fair Value Hedges and Hedged
  Items:
  Swap Contract Indexed to
    S&P 500:
      Pay fixed/receive variable            $--        $--        $--        $--         $--         $--     $(446)    $1,650
  MarketPath certificates of
    deposit.....................             --         --         --         --          --         446         --       446
  Interest rate swap contracts:
      Pay variable/receive fixed             --      1,538         --      1,538          --          --         --        --
  Trust notes...................             --         --     (3,115)    (3,115)         --          --         --        --
  Medium-term debt interest rate
    swap........................             --     14,605         --     14,605          --       7,186         --     7,186
  Medium-term note..............             --         --    (14,605)   (14,605)         --          --     (7,186)   (7,186)
  Subordinated debt interest rate
    swap........................             --      7,540         --      7,540          --      10,374         --    10,374
  Subordinated debt.............             --         --     (7,540)    (7,540)         --          --    (10,374)  (10,374)
Cash Flow Hedges:
  Interest rate option contracts:
    Caps purchased..............          2,436         --     (1,867)       569       6,717       4,380         --    11,097
    Caps written................             --         --       (195)      (195)         --          --     (2,182)   (2,182)
    Floors purchased............          2,624      6,770         --      9,394       3,321          --     (1,755)    1,566
  Interest rate swap contracts:
    Pay variable/receive fixed..             --     68,958         --     68,958          --      15,212    (13,280)    1,932
                                                  --------                                       -------
                                                    99,411                                        37,598
Effect of master netting
  agreements....................                   (55,362)                                      (14,437)
                                                  --------                                       -------
Total credit exposure...........                  $ 44,049                                       $23,161
                                                  ========                                       =======



NOTE 19--RESTRICTIONS ON CASH AND DUE FROM BANKS, SECURITIES, LOANS AND
         DIVIDENDS

     Federal Reserve Board regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. Average reserve balances were approximately $202 million and $148 million for the years ended December 31, 2003 and 2004, respectively.

     As of December 31, 2003 and 2004, securities carried at $2.6 billion and $2.8 billion and loans of $9.6 billion and $10.7 billion, respectively, were pledged as collateral for borrowings, to secure public and trust department deposits, and for repurchase agreements as required by contract or law.

     The Federal Reserve Act restricts the amount and the terms of both credit and non-credit transactions between a bank and its non-bank affiliates. Such transactions may not exceed 10 percent of the bank's capital and surplus (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 19--RESTRICTIONS ON CASH AND DUE FROM BANKS, SECURITIES, LOANS AND DIVIDENDS (CONTINUED)


capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) with any single non-bank affiliate and 20 percent of the bank's capital and surplus with all its non-bank affiliates. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank. See Note 20 of these consolidated financial statements for further discussion of risk-based capital. At December 31, 2004, $51.6 million remained outstanding on ten Bankers Commercial Corporation notes payable to the Bank. The respective notes were fully collateralized with equipment leases pledged by Bankers Commercial Corporation.

     The declaration of a dividend by the Bank to the Company is subject to the approval of the Office of the Comptroller of the Currency (OCC) if the total of all dividends declared in the current calendar year plus the preceding two years exceeds the Bank's total net income in the current calendar year plus the preceding two years. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC.

NOTE 20--REGULATORY CAPITAL REQUIREMENTS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). Management believes, as of December 31, 2003 and 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     On December 8, 2003, the Company issued $400 million of subordinated notes, which qualify as Tier 2 capital. See Note 12 of these consolidated financial statements for a complete description of these notes.

     As of December 31, 2003 and 2004, the most recent notification from the OCC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized," the Bank must maintain a minimum total risk-based capital ratio of 10 percent, a Tier 1 risk-based capital ratio of 6 percent, and a Tier 1 leverage ratio of 5 percent. There are no conditions or events since that notification that management believes have changed the Bank's category.

     On February 19, 2004, the Company redeemed $350 million of trust preferred securities, which qualified as Tier 1 capital. See Note 13 of these consolidated financial statements for a complete description of these securities.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 20--REGULATORY CAPITAL REQUIREMENTS (CONTINUED)


     The Company's and the Bank's capital amounts and ratios are presented in the following tables:


                                                                     FOR CAPITAL
                                           ACTUAL                ADEQUACY PURPOSES
                                     -------------------     ------------------------
(DOLLARS IN THOUSANDS)                 AMOUNT      RATIO       AMOUNT           RATIO
-----------------------------------  ----------    -----     ----------         -----
CAPITAL RATIOS FOR THE COMPANY:
As of December 31, 2003:
Total capital (to risk-
  weighted assets).............      $4,684,073    14.14% >  $2,650,673  >        8.0%
                                                          -              -
Tier 1 capital (to risk-
  weighted assets).............       3,747,884    11.31  >   1,325,336  >        4.0
                                                          -              -
Tier 1 capital (to quarterly
  average assets)(1)...........       3,747,884     9.03  >   1,660,273  >        4.0
                                                          -              -
As of December 31, 2004:
Total capital (to risk-weighted
  assets)......................      $4,785,992    12.17% >  $3,145,989  >        8.0%
                                                          -              -
Tier 1 capital (to risk-
  weighted assets).............       3,817,698     9.71  >   1,572,994  >        4.0
                                                          -              -
Tier 1 capital (to quarterly
  average assets)(1)...........       3,817,698     8.09  >   1,886,747  >        4.0
                                                          -              -

--------------------
(1)  Excludes certain intangible assets.



                                                                                           TO BE WELL-CAPITALIZED
                                                                     FOR CAPITAL          UNDER PROMPT CORRECTIVE
                                            ACTUAL                ADEQUACY PURPOSES           ACTION PROVISIONS
                                     -------------------     ------------------------     -----------------------
(DOLLARS IN THOUSANDS)                  AMOUNT     RATIO        AMOUNT          RATIO       AMOUNT          RATIO
----------------------------         ----------    -----     -----------        -----     ----------        -----
CAPITAL RATIOS FOR THE BANK:
As of December 31, 2003:
Total capital (to
  risk-weighted assets)......        $3,863,138    11.88% >  $2,602,081  >        8.0%  > $ 3,252,602  >     10.0%
                                                          -              -              -              -
Tier 1 capital (to
  risk-weighted assets)......         3,395,519    10.44  >   1,301,041  >        4.0   >   1,951,561  >      6.0
                                                          -              -              -              -
Tier 1 capital (to quarterly
  average assets)(1).........         3,395,519     8.30  >   1,636,861  >        4.0   >   2,046,076  >      5.0
                                                          -              -              -              -
As of December 31, 2004:
Total capital (to
  risk-weighted assets)......        $4,091,494    10.57% >  $3,096,935  >        8.0%  > $ 3,871,168  >     10.0%
                                                          -              -              -              -
Tier 1 capital (to
  risk-weighted assets)......         3,597,738     9.29  >   1,548,467  >        4.0   >   2,322,701  >      6.0
                                                          -              -              -              -
Tier 1 capital (to quarterly
  average assets)(1).........         3,597,738     7.72  >   1,863,550  >        4.0   >   2,329,438  >      5.0
                                                          -              -              -              -

--------------------
(1)  Excludes certain intangible assets.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 21--EARNINGS PER SHARE

     Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. For all periods presented, there were no dividends on preferred stock. Diluted EPS is computed based on the weighted average number of common shares outstanding adjusted for common stock equivalents, which include stock options. The following table presents a reconciliation of basic and diluted EPS for the years ended December 31, 2002, 2003 and 2004:

                                                                                         DECEMBER 31,
                                                      -----------------------------------------------------------------------
                                                              2002                      2003                     2004
                                                      --------------------     --------------------     ---------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)           BASIC      DILUTED        BASIC     DILUTED        BASIC      DILUTED
----------------------------------------------          -----      -------        -----     -------        -----      -------
Net income....................................       $527,903     $527,903     $587,139    $587,139     $732,534     $732,534
Weighted average common shares outstanding....        154,758      154,758      148,917     148,917      147,767      147,767
Additional shares due to:
  Assumed conversion of dilutive stock options             --        1,657           --       1,728           --        2,536
                                                     --------     --------     --------    --------     --------     --------
Adjusted weighted average common shares
  outstanding.................................        154,758      156,415      148,917     150,645      147,767      150,303
                                                     ========     ========     ========    ========     ========     ========
Net income per share..........................       $   3.41     $   3.38     $   3.94    $   3.90     $   4.96     $   4.87
                                                     ========     ========     ========    ========     ========     ========



     Options to purchase 2,869,052 shares of common stock with the range from $43.25 to $48.51 per share were outstanding but not included in the computation of diluted EPS in 2002. Options to purchase 170,721 shares of common stock with the range from $47.14 to $57.15 per share were outstanding but not included in the computation of diluted EPS in 2003. Options to purchase 42,000 shares of common stock with the range from $57.50 to $59.74 per share were outstanding but not included in the computation of diluted EPS in 2004. These options to purchase shares were not included in the computation of diluted EPS in each of the years 2002, 2003, and 2004 because they were anti-dilutive.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 22--OTHER COMPREHENSIVE INCOME

     The following table presents the components of other comprehensive income and the related tax effect allocated to each component:


                                                                                      BEFORE
                                                                                       TAX             TAX           NET OF
(DOLLARS IN THOUSANDS)                                                                AMOUNT          EFFECT           TAX
-----------------------------------------------------------------------------       ----------        --------      ---------
2002:
Cash flow hedge activities:
  Unrealized net gains on hedges arising during the year.....................        $ 183,517        $(70,195)     $ 113,322
  Less: reclassification adjustment for net gains on hedges included in net
    income...................................................................         (116,266)         44,472        (71,794)
                                                                                      --------        --------      ---------
Net change in unrealized gains on hedges.....................................           67,251         (25,723)        41,528
                                                                                      --------        --------      ---------
Securities available for sale:
  Unrealized holding gains arising during the year on securities available for
    sale.....................................................................          106,436         (40,712)         65,724
  Less: reclassification adjustment for net gains on securities available for
    sale included in net income..............................................           (2,502)            957         (1,545)
                                                                                      --------        --------      ---------
Net change in unrealized gains on securities available for sale..............          103,934         (39,755)        64,179
                                                                                      --------        --------      ---------
Foreign currency translation adjustments.....................................            2,520            (964)         1,556
                                                                                      --------        --------      ---------
Minimum pension liability adjustment.........................................             (165)             63           (102)
                                                                                      --------        --------      ---------
Net change in accumulated other comprehensive income (loss)..................        $ 173,540        $(66,379)     $ 107,161
                                                                                      ========        ========      =========
2003:
Cash flow hedge activities:
  Unrealized net gains on hedges arising during the year.....................        $  41,982        $(16,058)     $  25,924
  Less: reclassification adjustment for net gains on hedges included in net
    income...................................................................         (140,091)         53,585        (86,506)
                                                                                      --------        --------      ---------
Net change in unrealized losses on hedges....................................          (98,109)         37,527        (60,582)
                                                                                      --------        --------      ---------
Securities available for sale:
  Unrealized holding losses arising during the year on securities available
    for sale.................................................................         (192,983)         73,816       (119,167)
  Less: reclassification adjustment for net gains on securities available for
    sale included in net income..............................................           (9,309)          3,561         (5,748)
                                                                                      --------        --------      ---------
Net change in unrealized losses on securities available for sale.............         (202,292)         77,377       (124,915)
                                                                                      --------        --------      ---------
Foreign currency translation adjustments.....................................              577            (221)           356
                                                                                      --------        --------      ---------
Minimum pension liability adjustment.........................................           (4,390)          1,679         (2,711)
                                                                                      --------        --------      ---------
Net change in accumulated other comprehensive income (loss)..................        $(304,214)       $116,362      $(187,852)
                                                                                     =========        ========      =========
2004:
Cash flow hedge activities:
  Unrealized net gains on hedges arising during the year.....................            $3,103        $(1,187)        $1,916
  Less: reclassification adjustment for net gains on hedges included in net
    income...................................................................          (71,697)         27,424        (44,273)
                                                                                      --------        --------      ---------
Net change in unrealized losses on hedges....................................          (68,594)         26,237        (42,357)
                                                                                      --------        --------      ---------
Securities available for sale:
  Unrealized holding losses arising during the year on securities available
    for sale.................................................................          (99,908)         38,215        (61,693)
  Less: reclassification adjustment for net losses on securities available for
    sale included in net income..............................................           12,085          (4,623)         7,462
                                                                                      --------        --------      ---------
Net change in unrealized losses on securities available for sale.............          (87,823)         33,592        (54,231)
                                                                                      --------        --------      ---------
Foreign currency translation adjustments.....................................            3,924          (1,501)         2,423
                                                                                      --------        --------      ---------
Minimum pension liability adjustment.........................................           (4,703)          1,799         (2,904)
                                                                                      --------        --------      ---------
Net change in accumulated other comprehensive income (loss)..................        $(157,196)       $ 60,127      $ (97,069)
                                                                                     =========        ========      =========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 22--OTHER COMPREHENSIVE INCOME (CONTINUED)

         The following table presents accumulated other comprehensive income
(loss) balances:

                                                     NET               NET
                                              UNREALIZED        UNREALIZED
                                                   GAINS             GAINS
                                                (LOSSES)          (LOSSES)         FOREIGN         MINIMUM        ACCUMULATED
                                                 ON CASH      ON SECURITES        CURRENCY         PENSION              OTHER
                                                    FLOW         AVAILABLE     TRANSLATION       LIABILITY      COMPREHENSIVE
(DOLLARS IN THOUSANDS)                            HEDGES          FOR SALE      ADJUSTMENT      ADJUSTMENT      INCOME (LOSS)
----------------------------------------        --------          --------      ----------      ----------      -------------
BALANCE, DECEMBER 31, 2001..............        $ 62,840          $ 83,271        $(12,205)        $  (973)          $132,933
Change during the year..................          41,528            64,179           1,556            (102)           107,161
                                                --------          --------        --------         -------           --------
BALANCE, DECEMBER 31, 2002..............        $104,368          $147,450        $(10,649)        $(1,075)          $240,094
Change during the year..................         (60,582)         (124,915)            356          (2,711)          (187,852)
                                                --------          --------        --------         -------           --------
BALANCE, DECEMBER 31, 2003..............        $ 43,786          $ 22,535        $(10,293)        $(3,786)          $ 52,242
Change during the year..................         (42,357)          (54,231)          2,423          (2,904)           (97,069)
                                                --------          --------        --------         -------           --------
BALANCE, DECEMBER 31, 2004..............        $  1,429          $(31,696)       $ (7,870)        $(6,690)          $(44,827)
                                                ========          ========        ========         =======           ========



NOTE 23--COMMITMENTS, CONTINGENCIES AND GUARANTEES

     The following table summarizes the Company's significant commitments:

                                                             DECEMBER 31,
                                                      --------------------------
(DOLLARS IN THOUSANDS)                                    2003          2004
----------------------------------------------------  -----------   ------------
Commitments to extend credit........................  $13,475,513   $16,500,152
Standby letters of credit...........................    2,748,612     2,993,502
Commercial letters of credit........................      195,915       250,405
Commitments to fund principal investments...........       56,005        69,490

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

     Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of one year or less. At December 31, 2004, the carrying value of the Company's standby and commercial letters of credit, which is included in other liabilities on the consolidated balance sheet, totaled $5.7 million.

     The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual amount of these instruments. Collateral may be obtained based on management's credit assessment of the customer.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 23 - COMMITMENTS, CONTINGENCIES AND GUARANTEES (CONTINUED)


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

     The Company has contingent consideration agreements that guarantee additional payments to acquired insurance agencies' stockholders based on the agencies' future performance in excess of established revenue and/or earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. If the insurance agencies' future performance exceeds these thresholds during a three-year period, the Company will be liable to make payments to former stockholders. As of December 31, 2004, the Company has a maximum exposure of $7.2 million for these agreements, which expire December 2006.

     The Company is fund manager for limited liability corporations issuing low-income housing investments. Low-income housing investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these investments, the Company guarantees the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits, and operating deficit thresholds over a ten-year average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability corporations issuing the investments that reduce the Company's ultimate exposure to loss. As of December 31, 2004, the Company's maximum exposure to loss under these guarantees is limited to a return of investor's capital and minimum investment yield, or $141.4 million. The Company maintains a reserve of $5.9 million for these guarantees.

     The  Company  has  rental  commitments  under  long-term   operating  lease
agreements. For detail of these commitments see Note 5 of these consolidated financial statements.

     The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnification was $1.2 billion and $2.0 billion at December 31, 2003 and 2004, respectively. The market value of the associated collateral was $1.3 billion and $2.0 billion at December 31, 2003 and 2004, respectively.

     The Company is subject to various pending and threatened legal actions that arise in the normal course of business. The Company maintains reserves for losses from legal actions that are both probable and estimable. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 24--TRANSACTIONS WITH AFFILIATES

     The Company had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTM and with its affiliates. During 2002, 2003 and 2004, such transactions

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 24 - TRANSACTIONS WITH AFFILIATES (CONTINUED)


included, but were not limited to, participation, servicing and remarketing of loans and leases, purchase and sale of acceptances, interest rate derivatives and foreign exchange transactions, funds transfers, custodianships, electronic data processing, investment advice and management, customer referrals, facility leases, and trust services. In the opinion of management, such transactions were made at rates, terms, and conditions prevailing in the market and do not involve more than the normal risk of collectibility or present other unfavorable features. In addition, some compensation for services rendered to the Company is paid to the expatriate officers from BTM, and reimbursed by the Company to BTM under a service agreement. On December 10, 2004, the Company purchased corporate trust assets of BTM Trust Company for $1.8 million.

     The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate's commercial paper program is done in order to facilitate their sale. As of December 31, 2004, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $825.3 million. The Bank's guarantee has an average term of less than one year and is fully collateralized by a pledged deposit. The Company guarantees its subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company has no material obligation to be satisfied. As of December 31, 2004, the Company had no exposure to loss for these agreements.

NOTE 25--BUSINESS SEGMENTS

     The Company is organized based on the products and services that it offers and operates in four principal areas:

     o The Community Banking and Investment Services Group offers a range of banking services, primarily to individuals and small businesses, delivered generally through a tri-state network of branches and ATM's. These services include commercial loans, mortgages, home equity lines of credit, consumer loans, deposit services and cash management as well as fiduciary, private banking, investment and asset management services for individuals and institutions, and risk management and insurance products for businesses and individuals. At December 31, 2003 and 2004, this Group had $226.6 million and $327.8 million, respectively, of goodwill assigned to its businesses.

     o The Commercial Financial Services Group provides credit and cash management services to large corporate and middle-market companies. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and selected capital markets products. At December 31, 2003, this Group had no goodwill assigned to its businesses compared to $123.2 million of goodwill assigned to its businesses at December 31, 2004.

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

     The information, set forth in the table on the following page, reflects selected income statement and balance sheet items by business unit. The information presented does not necessarily represent the business

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 25--BUSINESS SEGMENTS (CONTINUED)


units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the table within total assets are the amounts of goodwill for each reporting unit as of December 31, 2003 and 2004.

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

     "Other" is comprised of certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent basis amount, the amount of the provision for loan losses over/(under) the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowances for credit losses, and the residual costs of support groups. In addition, it includes the Pacific Rim Corporate Group, which offers financial products to Japanese-owned subsidiaries located in the US. On an individual basis, none of the items in "Other" are significant to the Company's business.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 25--BUSINESS SEGMENTS (CONTINUED)


     The business units' results for the prior periods have been restated to reflect changes in the transfer pricing methodology and any reorganization changes that may have occurred.


                                     COMMUNITY BANKING               COMMERCIAL FINANCIAL                   INTERNATIONAL
                               AND INVESTMENT SERVICES GROUP            SERVICES GROUP                      BANKING GROUP
                               -----------------------------            --------------                      -------------
                                  YEARS ENDED DECEMBER 31,         YEARS ENDED DECEMBER 31,           YEARS ENDED DECEMBER 31,
RESULTS OF OPERATIONS             ------------------------         ------------------------           ------------------------
(DOLLARS IN THOUSANDS)           2002       2003       2004       2002       2003       2004         2002        2003         2004
-----------------------          ----       ----       ----       ----       ----       ----         ----        ----         ----
Net interest income....... $  682,431 $  680,834 $  784,429   $731,042   $727,255 $  800,121     $ 35,113    $ 33,932     $ 35,398
Noninterest income........    379,023    433,784    502,363    207,852    253,596    290,647       68,049      80,903       78,732
                           ---------- ---------- ----------   --------   -------- ----------     --------    --------     --------
Total revenue.............  1,061,454  1,114,618  1,286,792    938,894    980,851  1,090,768      103,162     114,835      114,130
Noninterest expense.......    721,032    818,424    947,875    382,736    411,598    431,941       63,173      61,514       67,112
Credit expense............     33,628     31,718     33,126    190,401    159,026    107,313        1,904       2,104        2,284
                           ---------- ---------- ----------   --------   -------- ----------     --------    --------     --------
Income before income tax
  expense.................    306,794    264,476    305,791    365,757    410,227    551,514       38,085      51,217       44,734
Income tax expense........    117,349    101,162    116,965    120,733    131,290    183,672       14,567      19,591       17,111
                           ---------- ---------- ----------   --------   -------- ----------     --------    --------     --------
Net income (loss)......... $  189,445 $  163,314 $  188,826   $245,024   $278,937 $  367,842     $ 23,518    $ 31,626     $ 27,623
                           ========== ========== ==========   ========   ======== ==========     ========    ========     ========
Total assets (dollars in
  millions)............... $   11,973 $   12,955 $   15,553   $ 15,919   $ 14,368 $   17,669     $  1,985    $  2,069     $  2,060
                           ========== ========== ==========   ========   ======== ==========     ========    ========     ========

                                          GLOBAL                                                             UNIONBANCAL
                                       MARKETS GROUP                        OTHER                            CORPORATION
                                       -------------                        -----                            -----------
                                  YEARS ENDED DECEMBER 31,          YEARS ENDED DECEMBER 31,           YEARS ENDED DECEMBER 31,
RESULTS OF OPERATIONS             ------------------------          ------------------------           ------------------------
(DOLLARS IN THOUSANDS)           2002        2003      2004       2002       2003       2004         2002        2003         2004
------------------------         ----       ----       ----       ----       ----       ----         ----        ----         ----
Net interest income....... $   39,802 $   70,757 $  (89,432)  $ 73,581   $ 56,288 $  114,707   $1,561,969  $1,569,066   $1,645,223
Noninterest income........     10,104      7,674     (7,465)    20,247     18,296    125,028      685,275     794,253      989,305
                           ---------- ---------- ----------   --------   -------- ----------     --------    --------     --------
Total revenue.............     49,906     78,431    (96,897)    93,828     74,584    239,735    2,247,244   2,363,319    2,634,528
Noninterest expense.......     16,000     16,261     21,224    114,024    100,556     56,030    1,296,965   1,408,353    1,524,182
Credit expense (income)...        200        200        335    (51,133)  (118,048)  (178,058)      175,000      75,000     (35,000)
                           ---------- ---------- ----------   --------   -------- ----------     --------    --------     --------
Income (loss) before
  income tax expense
  (benefit)...............     33,706     61,970   (118,456)    30,937     92,076    361,763      775,279     879,966    1,145,346
Income tax expense
(benefit)..................    12,893     23,703    (45,310)   (18,166)    17,081    140,374      247,376     292,827      412,812
                           ---------- ---------- ----------   --------   -------- ----------     --------    --------     --------
Net income (loss)......... $   20,813 $   38,267 $  (73,146)  $ 49,103   $ 74,995 $  221,389     $527,903    $587,139     $732,534
                           ========== ========== ==========   ========   ======== ==========     ========    ========     ========
Total assets (dollars in
  millions)............... $    9,086 $   11,704 $   11,909   $  1,207   $  1,402 $      907     $ 40,170    $ 42,498     $ 48,098
                           ========== ========== ==========   ========   ======== ==========     ========    ========     ========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 26--CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS


CONDENSED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                             -------------------------
(DOLLARS IN THOUSANDS)                                          2003           2004
-------------------------------------------------------      ----------     ----------
ASSETS
  Cash and cash equivalents............................      $  764,534     $  271,267
  Investment in and advances to subsidiaries...........       4,167,034      4,896,497
  Loans................................................             833             --
  Other assets.........................................          44,273         22,733
                                                             ----------     ----------
    Total assets.......................................      $4,976,674     $5,190,497
                                                             ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Other liabilities....................................      $   51,810     $   66,350
  Medium and long-term debt............................         820,488        816,113
  Junior subordinated debt payable to subsidiary
    grantor trust......................................         363,940         15,790
                                                             ----------     ----------
    Total liabilities..................................       1,236,238        898,253
  Stockholders' equity.................................       3,740,436      4,292,244
                                                             ----------     ----------
    Total liabilities and stockholders' equity.........      $4,976,674     $5,190,497
                                                             ==========     ==========

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 26--CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



CONDENSED STATEMENTS OF INCOME

                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                           ----------------------------------
(DOLLARS IN THOUSANDS)                                                                       2002         2003         2004
-------------------------------------------------------------------------------------      --------     --------     --------
INCOME:
  Dividends from bank subsidiary.....................................................      $486,300     $497,600     $216,500
  Dividends from nonbank subsidiaries................................................        24,399       25,017           --
  Interest income on advances to subsidiaries
    and deposits in bank.............................................................        11,909        8,108        9,037
  Other income.......................................................................           188          223        1,145
                                                                                           --------     --------     --------
    Total income.....................................................................       522,796      530,948      226,682
                                                                                           --------     --------     --------
EXPENSE:
  Interest expense...................................................................        27,443       23,392       20,148
  Other expense, net.................................................................           620        5,188          (84)
                                                                                           --------     --------     --------
    Total expense....................................................................        28,063       28,580       20,064
                                                                                           --------     --------     --------
  Income before income taxes and equity in undistributed
    net income of subsidiaries.......................................................       494,733      502,368      206,618
  (Provision for) recovery of prior loan losses......................................            (1)          14            7
  Income tax benefit.................................................................        (6,108)      (7,740)      (2,883)
                                                                                           --------     --------     --------
  Income before equity in undistributed net income of subsidiaries...................       500,840      510,122      209,508
  Equity in undistributed net income (loss) of subsidiaries:
    Bank subsidiary..................................................................        61,164      104,552      485,247
    Nonbank subsidiaries.............................................................       (34,101)     (27,535)      37,779
                                                                                           --------     --------     --------
NET INCOME...........................................................................      $527,903     $587,139     $732,534
                                                                                           ========     ========     ========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)

NOTE 26--CONDENSED UNIONBANCAL CORPORATION UNCONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



CONDENSED STATEMENTS OF CASH FLOWS



                                                                                YEARS ENDED DECEMBER 31,
                                                                      ---------------------------------------
(DOLLARS IN THOUSANDS)                                                  2002            2003           2004
-----------------------                                               --------        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................      $527,903        $587,139      $ 732,534
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Equity in undistributed net income of subsidiaries..........       (27,063)        (77,017)      (523,026)
    (Provision for) recovery of prior loan losses...............             1             (14)            (7)
    Other, net..................................................        11,412          (4,969)        27,847
                                                                      --------        --------      ---------
    Net cash provided by operating activities...................       512,253         505,139        237,348
                                                                      --------        --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to subsidiaries......................................       (23,733)        (64,950)       (71,910)
  Repayment of advances to subsidiaries.........................        29,460          12,155         29,698
                                                                      --------        --------      ---------
  Net cash (used in) provided by investing activities...........         5,727         (52,795)       (42,212)
                                                                      --------        --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in short term borrowings.........................          (579)        (98,507)            --
  Proceeds from issuance of medium-term debt....................            --         398,548             --
  Repayment of junior subordinated debt.........................            --              --       (360,825)
  Payments of cash dividends....................................      (164,440)       (175,795)      (197,198)
  Repurchase of common stock....................................      (385,960)       (357,686)      (210,689)
  Stock options exercised.......................................        75,311          70,944         80,309
  Other,net.....................................................            --          (3,139)            --
                                                                      --------        --------      ---------
  Net cash used in financing activities.........................      (475,668)       (165,635)      (688,403)
                                                                      --------        --------      ---------
Net increase (decrease) in cash and due from banks..............        42,312         286,709       (493,267)
Cash and cash equivalents at beginning of year..................       435,513         477,825        764,534
                                                                      --------        --------      ---------
Cash and cash equivalents at end of year........................      $477,825        $764,534      $ 271,267
                                                                      ========        ========      =========
CASH PAID DURING THE YEAR FOR:
  Interest......................................................      $ 27,665        $ 22,132      $  23,244
  Income taxes..................................................         5,901          32,047        130,985


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002, 2003, AND 2004 (CONTINUED)


NOTE 27--SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Unaudited quarterly results are summarized as follows:

                                                                     2003 QUARTERS ENDED
                                                     -------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)        MARCH 31     JUNE 30      SEPTEMBER 30      DECEMBER 31
------------------------------------------------     --------     -------      ------------      -----------
Interest income.................................     $446,404    $439,023          $447,494         $436,742
Interest expense................................       55,624      53,246            46,405           45,322
                                                     --------    --------          --------         --------
Net interest income.............................      390,780     385,777           401,089          391,420
Provision for loan losses.......................       30,000      25,000            20,000               --
Noninterest income..............................      185,771     203,171           201,470          203,841
Noninterest expense.............................      342,600     351,004           348,861          365,888
                                                     --------    --------          --------         --------
Income before income taxes......................      203,951     212,944           233,698          229,373
Income tax expense..............................       68,434      68,186            78,653           77,554
                                                     --------    --------          --------         --------
Net income......................................     $135,517    $144,758          $155,045         $151,819
                                                     ========    ========          ========         ========
Net income per common share--basic..............        $0.90       $0.96             $1.04            $1.04
                                                     ========    ========          ========         ========
Net income per common share--diluted............        $0.89       $0.96             $1.02            $1.02
                                                     ========    ========          ========         ========
Dividends per share(1)..........................        $0.28       $0.31             $0.31            $0.31
                                                     ========    ========          ========         ========


                                                                    2004 QUARTERS ENDED
                                                    ------------------------------------------------------
 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)      MARCH 31     JUNE 30     SEPTEMBER 30      DECEMBER 31
------------------------------------------------    --------     -------     ------------      -----------
Interest income.................................    $444,599    $441,346          $462,259         $496,698
Interest expense................................      44,178      41,488            50,169           63,844
                                                    --------    --------          --------         --------
Net interest income.............................     400,421     399,858           412,090          432,854
(Reversal of) provision for loan losses.........      (5,000)    (10,000)          (10,000)         (10,000)
Noninterest income..............................     211,205     331,010           215,954          231,136
Noninterest expense.............................     373,106     376,402           372,391          402,283
                                                    --------    --------          --------         --------
Income before income taxes......................     243,520     364,466           265,653          271,707
Income tax expense..............................      86,033     133,369           102,215           91,195
                                                    --------    --------          --------         --------
Net income......................................    $157,487    $231,097          $163,438         $180,512
                                                    ========    ========          ========         ========
Net income per common share--basic..............       $1.07       $1.56             $1.11            $1.22
                                                    ========    ========          ========         ========
Net income per common share--diluted............       $1.05       $1.54             $1.09            $1.19
                                                    ========    ========          ========         ========
Dividends per share(1)..........................       $0.31       $0.36             $0.36            $0.36
                                                    ========    ========          ========         ========

--------------------
(1) Dividends per share reflect dividends declared on the Company's common stock outstanding as of the declaration date.


NOTE 28--SUBSEQUENT EVENTS

     On February 23, 2005, the Company purchased $200 million of its common stock from its majority owner, The Bank of Tokyo-Mitsubishi, Ltd., which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group, Inc. We repurchased 3,475,843 shares of common stock at a price of $57.54.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UnionBanCal Corporation:

     We have audited the accompanying consolidated balance sheets of UnionBanCal Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnionBanCal Corporation and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ DELOITTE & Touche LLP
    Deloitte & Touche LLP

San Francisco, California
March 8, 2005

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of UnionBanCal Corporation is responsible for the preparation, integrity and fair presentation of its published financial statements and all other information presented in these consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and, as such, include amounts based on informed judgments and estimates made by management.

     Management is also responsible for ensuring compliance with the federal laws and regulations relating to safety and soundness.

     We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with US GAAP. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set out by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL--INTEGRATED FRAMEWORK. Based on our assessment, we believe that, as of December 31, 2004, the Company's internal control system over financial reporting is effective based on those criteria.

     The Audit Committee of the Board of Directors is comprised entirely of directors who are independent of our management. It includes an audit committee technical expert and members with banking or related financial management expertise and who are not large customers of Union Bank of California, N.A. The Audit Committee has access to outside counsel. The Audit Committee is responsible for selecting the independent auditors subject to ratification by the stockholders. It meets periodically with management, the independent auditors, and the internal auditors to provide a reasonable basis for concluding that the Audit Committee is carrying out its responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring our financial, accounting, and auditing procedures in addition to reviewing our financial reports. The independent auditors and internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal controls for financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

     The Company's assessment of the effectiveness of internal control over financial reporting and the Company's consolidated financial statements have been audited by Deloitte & Touche LLP, Independent Registered Public Accounting Firm, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate.




                                           /s/ NORIMICHI KANARI
                                     -------------------------------------
                                               Norimichi Kanari
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                           /s/ TAKASHI MORIMURA
                                     -------------------------------------
                                               Takashi Morimura
                                          VICE CHAIRMAN OF THE BOARD


                                           /s/ DAVID I. MATSON
                                     -------------------------------------
                                               David I. Matson
                                         EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER


                                           /s/ DAVID A. ANDERSON
                                     -------------------------------------
                                               David A. Anderson
                                     SENIOR VICE PRESIDENT AND CONTROLLER

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UnionBanCal Corporation:

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that UnionBanCal Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in INTERNAL

CONTROL--INTEGRATED   FRAMEWORK   issued   by  the   Committee   of   Sponsoring
Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 8, 2005 expressed an unqualified opinion on those financial statements.


/s/ DELOITTE & TOUCHE LLP
    Deloitte & Touche LLP

San Francisco, California
March 8, 2005

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UnionBanCal Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNIONBANCAL CORPORATION (Registrant)

                                       By:        /S/ NORIMICHI KANARI
                                          --------------------------------------
                                                      Norimichi Kanari
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                               (PRINCIPAL EXECUTIVE OFFICER)

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


                                        Date:      March 8, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of UnionBanCal Corporation and in the capacities and on the date indicated below.

            SIGNATURE                       TITLE
            ---------                       -----

                *                            Director
----------------------------------
         Aida M. Alvarez

                *                            Director
----------------------------------
         David R. Andrews

                *                            Director
----------------------------------
         L. Dale Crandall

                *                            Director
----------------------------------
        Richard D. Farman

                *                            Director
----------------------------------
        Stanley F. Farrar

                *                            Director
----------------------------------
         Philip B. Flynn

                *                            Director
----------------------------------
      Michael J. Gillfillan

                *                            Director
----------------------------------
       Richard C. Hartnack

                                             Director
----------------------------------
      Ronald L. Havner, Jr.

                *                            Director
----------------------------------
         Norimichi Kanari

                *                            Director
----------------------------------
           Mary S. Metz

                *                            Director
----------------------------------
         Shigemitsu Miki

                *                            Director
----------------------------------
        Takahiro Moriguchi

                *                            Director
----------------------------------
         Takashi Morimura

                *                            Director
----------------------------------
        J. Fernando Niebla

                *                            Director
----------------------------------
          Tetsuo Shimura


*By: /s/ JOHN H. MCGUCKIN, JR.
    ------------------------------
         John H. McGuckin, Jr.
           ATTORNEY-IN-FACT


Dated: March 8, 2005