Form 10-Q
period 2005-03-31
UNIONBANCAL CORP
filed 2005-05-09
CIK 1011659

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


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

     Number of shares of Common Stock outstanding at April 29, 2005: 144,716,690

================================================================================

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I
FINANCIAL INFORMATION
  Consolidated Financial Highlights........................................    2
  Item 1. Financial Statements:
    Condensed Consolidated Statements of Income............................    3
    Condensed Consolidated Balance Sheets..................................    4
    Condensed Consolidated Statements of Changes in Stockholders' Equity...    5
    Condensed Consolidated Statements of Cash Flows........................    6
    Notes to Condensed Consolidated Financial Statements...................    7
Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations:
    Introduction...........................................................   21
    Executive Overview.....................................................   21
    Critical Accounting Policies...........................................   22
    Financial Performance..................................................   23
    Net Interest Income....................................................   25
    Noninterest Income.....................................................   27
    Noninterest Expense....................................................   27
    Income Tax Expense.....................................................   28
    Loans..................................................................   28
    Cross-Border Outstandings..............................................   30
    Provision for Loan Losses..............................................   30
    Allowance for Credit Losses............................................   30
    Nonperforming Assets...................................................   34
    Loans 90 Days or More Past Due and Still Accruing......................   35
    Quantitative and Qualitative Disclosures About Market Risk.............   35
    Liquidity Risk.........................................................   37
    Regulatory Capital.....................................................   38
    Business Segments......................................................   38
    Regulatory Matters.....................................................   46
    Factors That May Affect Future Results.................................   46
Item 3. Quantitative and Qualitative Disclosures About Market Risk.........   52
Item 4. Controls and Procedures............................................   52
PART II
OTHER INFORMATION
  Item 1. Legal Proceedings................................................   53
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......   53
  Item 4. Submission of Matters to a Vote of Security Holders..............   54
  Item 6. Exhibits.........................................................   55
  Signatures...............................................................   56

                          PART I. FINANCIAL INFORMATION
                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)


                                                                    AS OF AND FOR THE
                                                                    THREE MONTHS ENDED
                                                               ---------------------------
                                                                 MARCH 31,      MARCH 31,   PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                      2004           2005      CHANGE
-------------------------------------------------------------- ------------   ------------  -------
RESULTS OF OPERATIONS:
  Net interest income(1)...................................... $    401,223   $    441,854    10.13%
  (Reversal of) provision for loan losses.....................       (5,000)        (8,000)   60.00
  Noninterest income..........................................      211,205        222,761     5.47
  Noninterest expense(2)......................................      373,106        407,467     9.21
                                                               ------------   ------------
  Income before income taxes(1)...............................      244,322        265,148     8.52
  Taxable-equivalent adjustment...............................          802          1,055    31.55
  Income tax expense..........................................       86,033         82,116    (4.55)
                                                               ------------   ------------
  Net income.................................................. $    157,487   $    181,977    15.55
                                                               ============   ============
PER COMMON SHARE:
  Net income--basic........................................... $       1.07   $       1.24    15.89%
  Net income--diluted.........................................         1.05           1.21    15.24
  Dividends(3)................................................         0.31           0.36    16.13
  Book value (end of period)..................................        27.12          28.41     4.76
  Common shares outstanding (end of period)(4)................  147,474,843    144,575,615    (1.97)
  Weighted average common shares outstanding--basic(4)........  147,400,298    146,997,649    (0.27)
  Weighted average common shares outstanding--diluted(4)......  149,952,021    149,915,503    (0.02)
BALANCE SHEET (END OF PERIOD):
  Total assets................................................ $ 46,102,177   $ 49,432,871     7.22%
  Total loans.................................................   26,036,305     31,365,540    20.47
  Nonaccrual loans............................................      256,741        101,904   (60.31)
  Nonperforming assets........................................      262,894        107,136   (59.25)
  Total deposits..............................................   39,005,555     41,711,266     6.94
  Medium and long-term debt...................................      836,023        803,233    (3.92)
  Junior subordinated debt....................................       16,243         15,677    (3.48)
  Stockholders' equity........................................    3,999,061      4,107,223     2.70
BALANCE SHEET (PERIOD AVERAGE):
  Total assets................................................ $ 43,051,182   $ 48,277,736    12.14%
  Total loans.................................................   26,141,856     31,302,779    19.74
  Earning assets..............................................   38,876,228     43,461,399    11.79
  Total deposits..............................................   35,939,525     39,668,832    10.38
  Stockholders' equity........................................    3,949,922      4,208,650     6.55
FINANCIAL RATIOS:
  Return on average assets(5).................................         1.47%          1.53%
  Return on average stockholders' equity(5)...................        16.04          17.54
  Efficiency ratio(6).........................................        60.84          60.80
  Net interest margin(1)......................................         4.14           4.09
  Dividend payout ratio.......................................        28.97          29.03
  Tangible equity ratio.......................................         7.92           7.36
  Tier 1 risk-based capital ratio.............................        10.29           9.06
  Total risk-based capital ratio..............................        13.06          11.41
  Leverage ratio..............................................         8.24           7.79
  Allowance for credit losses to total loans(7)...............         2.00           1.56
  Allowance for credit losses to nonaccrual loans(7)..........       202.97         480.46
  Net loans charged off (recovered) to average total loans(5).         0.19          (0.07)
  Nonperforming assets to total loans and foreclosed assets...         1.01           0.34
  Nonperforming assets to total assets........................         0.57           0.22

---------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Included in noninterest expense at March 31, 2005 was $3 million of provision for losses on off-balance sheet commitments.

(3) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.

(4) Common shares outstanding reflects common shares issued less treasury shares.

(5)  Annualized.

(6) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the provision for losses on off-balance sheet commitments, as a percentage of net interest income (taxable-equivalent basis) and noninterest income.

(7) The allowance for credit losses ratios include the allowance for losses on off-balance sheet commitments.

ITEM 1. FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                  ------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                       2004            2005
---------------------------------------------------------------   --------        --------
INTEREST INCOME
  Loans........................................................   $335,329        $415,765
  Securities...................................................    105,846         100,769
  Interest bearing deposits in banks...........................        908           2,102
  Federal funds sold and securities purchased under
    resale agreements..........................................      1,959           2,373
  Trading account assets.......................................        557             842
                                                                  --------        --------
    Total interest income......................................    444,599         521,851
                                                                  --------        --------
INTEREST EXPENSE
  Domestic deposits............................................     33,610          54,562
  Foreign deposits.............................................      2,132           6,176
  Federal funds purchased and securities sold under
    repurchase agreements......................................        681           7,455
  Commercial paper.............................................      1,135           4,560
  Medium and long-term debt....................................      3,139           6,532
  Trust notes..................................................      2,181             238
  Other borrowed funds.........................................      1,300           1,529
                                                                  --------        --------
    Total interest expense.....................................     44,178          81,052
                                                                  --------        --------
NET INTEREST INCOME............................................    400,421         440,799
  (Reversal of) provision for loan losses(1)...................     (5,000)         (8,000)
                                                                  --------        --------
    Net interest income after (reversal of) provision
     for loan losses...........................................    405,421         448,799
                                                                  --------        --------
NONINTEREST INCOME
  Service charges on deposit accounts..........................     81,096          80,455
  Trust and investment management fees.........................     35,822          41,963
  Insurance commissions........................................     21,735          22,017
  International commissions and fees...........................     17,545          17,674
  Brokerage commissions and fees...............................      8,297           8,972
  Foreign exchange gains, net..................................      8,344           8,940
  Merchant banking fees........................................      7,467           6,266
  Card processing fees, net....................................      8,792           5,607
  Securities gains, net........................................      1,622             344
  Other........................................................     20,485          30,523
                                                                  --------        --------
    Total noninterest income...................................    211,205         222,761
                                                                  --------        --------
NONINTEREST EXPENSE
  Salaries and employee benefits...............................    219,423         239,480
  Net occupancy................................................     31,582          33,525
  Equipment....................................................     17,271          17,733
  Software.....................................................     12,995          14,628
  Professional services........................................     11,303          13,710
  Communications...............................................     13,410          12,775
  Foreclosed asset expense.....................................        519             406
  Provision for losses on off-balance sheet
    commitments(1).............................................         --           3,000
  Other........................................................     66,603          72,210
                                                                  --------        --------
    Total noninterest expense..................................    373,106         407,467
                                                                  --------        --------
  Income before income taxes...................................    243,520         264,093
  Income tax expense...........................................     86,033          82,116
                                                                  --------        --------
NET INCOME.....................................................   $157,487        $181,977
                                                                  ========        ========
NET INCOME PER COMMON SHARE--BASIC.............................   $   1.07        $   1.24
                                                                  ========        ========
NET INCOME PER COMMON SHARE--DILUTED...........................   $   1.05        $   1.21
                                                                  ========        ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC..............    147,400         146,998
                                                                  ========        ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED............    149,952         149,916
                                                                  ========        ========

------------------------------

(1) For the quarter ended March 31, 2005, the net change in the allowance for losses on off-balance sheet commitments is recognized separately from the change in the allowance for loan losses. Prior periods have not been restated.

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       (UNAUDITED)                  (UNAUDITED)
                                                         MARCH 31,   DECEMBER 31,     MARCH 31,
(DOLLARS IN THOUSANDS)                                     2004          2004           2005
----------------------------------------------------   -----------   ------------   -----------
ASSETS
Cash and due from banks.............................   $ 2,154,170   $  2,111,185   $ 1,962,503
Interest bearing deposits in banks..................       243,585        491,905       297,697
Federal funds sold and securities purchased under
  resale agreements.................................     3,517,500        944,950     1,695,835
                                                       -----------   ------------   -----------
    Total cash and cash equivalents.................     5,915,255      3,548,040     3,956,035
Trading account assets..............................       285,305        236,331       236,058
Securities available for sale:
  Securities pledged as collateral..................        97,040        144,240       251,657
  Held in portfolio.................................    11,496,366     11,000,754    10,980,823
Loans (net of allowance for loan losses: March 31,
  2004, $521,111; December 31, 2004, $407,156;
  March 31, 2005, $404,231)(1)......................    25,515,194     30,309,800    30,961,309
Due from customers on acceptances...................        50,554         55,914        55,872
Premises and equipment, net.........................       523,197        530,431       523,920
Intangible assets...................................        61,181         61,737        56,751
Goodwill............................................       314,994        450,961       450,125
Other assets........................................     1,843,091      1,759,813     1,960,321
                                                       -----------   ------------   -----------
    Total assets....................................   $46,102,177   $ 48,098,021   $49,432,871
                                                       ===========   ============   ===========
LIABILITIES
Domestic deposits:
  Noninterest bearing...............................   $18,736,656   $ 19,205,596   $20,554,303
  Interest bearing..................................    18,238,967     19,480,868    19,449,197
Foreign deposits:
  Noninterest bearing...............................       661,004        435,999       397,765
  Interest bearing..................................     1,368,928      1,053,373     1,310,001
                                                       -----------   ------------   -----------
    Total deposits..................................    39,005,555     40,175,836    41,711,266
Federal funds purchased and securities sold under
  repurchase agreements.............................       325,238        587,249       400,570
Commercial paper....................................       478,039        824,887     1,042,795
Other borrowed funds................................       204,681        172,549       126,662
Acceptances outstanding.............................        50,554         55,914        55,872
Other liabilities(1)................................     1,186,783      1,157,439     1,169,573
Medium and long-term debt...........................       836,023        816,113       803,233
Junior subordinated debt payable to subsidiary
  grantor trust.....................................        16,243         15,790        15,677
                                                       -----------   ------------   -----------
    Total liabilities...............................    42,103,116     43,805,777    45,325,648
                                                       -----------   ------------   -----------
Commitments and contingencies--See Note 9

STOCKHOLDERS' EQUITY
Preferred stock:
  Authorized 5,000,000 shares, no shares issued or
    outstanding as of March 31, 2004, December 31,
    2004, and March 31, 2005........................            --             --            --
Common stock, par value $1 per share at March 31,
  2004, December 31, 2004 and March 31, 2005:
  Authorized 300,000,000 shares, issued 148,546,543
   shares as of March 31, 2004, 152,191,818 shares
   as of December 31, 2004, and 152,530,458 shares
   as of March 31, 2005.............................       148,547        152,192       152,530
Additional paid-in capital..........................       688,231        881,928       896,855
Treasury stock--1,071,700 shares as of March 31,
  2004, 3,831,900 shares as of December 31, 2004
  and 7,954,843 shares as of March 31, 2005.........       (56,932)      (223,361)     (463,527)
Retained earnings...................................     3,111,464      3,526,312     3,656,187
Accumulated other comprehensive income (loss).......       107,751        (44,827)     (134,822)
                                                       -----------   ------------   -----------
    Total stockholders' equity......................     3,999,061      4,292,244     4,107,223
                                                       -----------   ------------   -----------
    Total liabilities and stockholders' equity......   $46,102,177   $ 48,098,021   $49,432,871
                                                       ===========   ============   ===========
----------------------------

(1) On December 31, 2004, UnionBanCal Corporation transferred the allowance related to off-balance sheet commitments of $83 million from allowance for loan losses to other liabilities. At March 31, 2005, the allowance related to off-balance sheet commitments was $86 million. Periods prior to December 31, 2004 have not been restated.


See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                               ACCUMULATED        TOTAL
                                                        ADDITIONAL                                   OTHER       STOCK-
(IN THOUSANDS, EXCEPT               NUMBER     COMMON      PAID-IN    TREASURY    RETAINED   COMPREHENSIVE     HOLDERS'
SHARES)                          OF SHARES      STOCK      CAPITAL       STOCK    EARNINGS   INCOME (LOSS)       EQUITY
------------------------------ -----------   --------   ----------   ---------   ----------  -------------   ----------
BALANCE DECEMBER 31, 2003..... 146,000,156   $146,000   $  555,156   $ (12,846)  $2,999,884  $      52,242   $3,740,436
                                             --------   ----------   ---------   ----------  -------------   ----------
Comprehensive income
  Net income--For the three
    months ended March 31,
    2004......................                                                      157,487                     157,487
  Other comprehensive income,
    net of tax:
    Net change in unrealized
      gains on cash flow
      hedges..................                                                                      10,237       10,237
    Net change in unrealized
      gains on securities
      available for sale......                                                                      44,658       44,658
    Foreign currency transla-
      tion adjustment.........                                                                         614          614
                                                                                                             ----------
Total comprehensive income....                                                                                  212,996
Dividend reinvestment plan....         144                       9                                                    9
Deferred compensation -
  restricted stock awards.....                                                           64                          64
Stock options exercised.......     537,524        538       20,497                                               21,035
Stock issued in acquisitions..   2,008,719      2,009      112,569                                              114,578
Common stock repurchased(1)...                                         (44,086)                                 (44,086)
Dividends declared on common
  stock, $0.31 per share(2)...                                                      (45,971)                    (45,971)
                                             --------   ----------   ---------   ----------  -------------   ----------
Net change....................                  2,547      133,075     (44,086)     111,580         55,509      258,625
                               -----------   --------   ----------   ---------   ----------  -------------   ----------
BALANCE MARCH 31, 2004........ 148,546,543   $148,547   $  688,231   $ (56,932)  $3,111,464  $     107,751   $3,999,061
                               ===========   ========   ==========   =========   ==========  =============   ==========

BALANCE DECEMBER 31, 2004..... 152,191,818   $152,192   $  881,928   $(223,361)  $3,526,312  $     (44,827)  $4,292,244
                                             --------   ----------   ---------   ----------  -------------   ----------
Comprehensive income
  Net income--For the three
    months ended March 31,
    2005......................                                                      181,977                     181,977
  Other comprehensive income,
    net of tax:
    Net change in unrealized
      losses on cash flow
      hedges..................                                                                     (23,894)     (23,894)
    Net change in unrealized
      losses on securities
      available for sale......                                                                     (66,382)     (66,382)
    Foreign currency transla-
      tion adjustment.........                                                                         297          297
    Minimum pension liability
      adjustment..............                                                                         (16)         (16)
                                                                                                             ----------
Total comprehensive income....                                                                                   91,982
Dividend reinvestment plan....                                                                                       --
Deferred compensation -
  restricted stock awards.....                                                          100                         100
Stock options exercised.......     338,640        338       14,927                                               15,265
Common stock repurchased(1)...                                        (240,166)                                (240,166)
Dividends declared on common
  stock, $0.36 per share(2)...                                                      (52,202)                    (52,202)
                                             --------   ----------   ---------   ----------  -------------   ----------
Net change....................                    338       14,927    (240,166)     129,875        (89,995)    (185,021)
                               -----------   --------   ----------   ---------   ----------  -------------   ----------
BALANCE MARCH 31, 2005........ 152,530,458   $152,530   $  896,855   $(463,527)  $3,656,187  $    (134,822)  $4,107,223
                               ===========   ========   ==========   =========   ==========  =============   ==========
------------------

(1)  Common stock repurchased includes commission costs.

(2) Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                        ------------------------
(DOLLARS IN THOUSANDS)                                                      2004         2005
---------------------------------------------------------------------   -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................   $   157,487   $  181,977
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    (Reversal of) provision for loan losses..........................        (5,000)      (8,000)
    Provision for losses on off-balance sheet commitments............            --        3,000
    Depreciation, amortization and accretion.........................        32,269       34,898
    Provision for deferred income taxes..............................        29,638       37,605
    Gains on securities available for sale...........................        (1,622)        (344)
    Net increase in prepaid expenses.................................       (79,954)    (135,457)
    Net (increase) decrease in fees and other charges
      receivable.....................................................       (61,338)      30,648
    Net increase (decrease) in accrued expenses......................        38,738      (42,887)
    Net increase (decrease) in other liabilities.....................       122,371       32,988
    Net (increase) decrease in other assets, net of
      acquisitions...................................................       208,457     (107,856)
    Net (increase) decrease in trading account assets................       (32,376)         273
    Loans originated for resale......................................       (93,286)     (35,640)
    Net proceeds from sale of loans originated for resale............        72,471      114,823
    Other, net.......................................................        (2,208)      (7,093)
                                                                        -----------   ----------
    Total adjustments................................................       228,160      (83,042)
                                                                        -----------   ----------
  Net cash provided by (used in) operating activities................       385,647       98,935
                                                                        -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale...............         9,751       24,958
  Proceeds from matured and called securities available for
    sale.............................................................       833,531      353,201
  Purchases of securities available for sale, net of
    acquisitions.....................................................    (1,558,943)    (580,877)
  Net (increase) decrease in loans, net of acquisitions..............       340,447     (711,990)
  Net cash provided by (paid in) acquisitions........................        (2,287)          --
  Other, net.........................................................       (35,540)     (15,327)
                                                                        -----------   ----------
    Net cash provided by (used in) investing activities..............      (413,041)    (930,035)
                                                                        -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits, net of acquisitions...........     2,892,915    1,535,430
  Net increase (decrease) in federal funds purchased and
    securities sold under repurchase agreements......................        44,270     (186,679)
  Net increase (decrease) in commercial paper and other
    borrowed funds...................................................       (71,638)     172,021
  Repayment of junior subordinated debt..............................      (360,825)          --
  Common stock repurchased...........................................       (44,086)    (240,166)
  Payments of cash dividends.........................................       (45,158)     (53,548)
  Other, net.........................................................        21,658       15,562
                                                                        -----------   ----------
    Net cash provided by (used in) financing activities..............     2,437,136    1,242,620
                                                                        -----------   ----------
Net increase (decrease) in cash and cash equivalents.................     2,409,742      411,520
Cash and cash equivalents at beginning of period.....................     3,499,005    3,548,040
Effect of exchange rate changes on cash and cash equivalents.........         6,508       (3,525)
                                                                        -----------   ----------
Cash and cash equivalents at end of period...........................   $ 5,915,255   $3,956,035
                                                                        ===========   ==========
CASH PAID DURING THE PERIOD FOR:
  Interest...........................................................   $    26,465   $   59,740
  Income taxes.......................................................        17,753       41,325
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Acquisitions:
    Fair value of assets acquired....................................   $   803,713   $       --
    Purchase price:
      Cash...........................................................       (21,772)          --
      Stock issued...................................................      (114,578)          --
                                                                        -----------   ----------
    Liabilities assumed..............................................   $   667,363   $       --
                                                                        ===========   ==========
  Loans transferred to foreclosed assets (OREO) and/or
    distressed loans held for sale...................................   $       967   $       --


See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

     UnionBanCal Corporation is a commercial bank holding company and has, as its major subsidiary, a banking subsidiary, Union Bank of California, N.A. (the
Bank). The Company provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, but also nationally and internationally.

     Since November 1999 through March 31, 2005, the Company has announced stock repurchase plans totaling $700 million, and as of March 31, 2005, the Company was authorized to repurchase $51 million of the Company's common stock under these repurchase plans. The Company repurchased $58 million, $210 million, and $40 million of common stock in 2003, 2004 and the first quarter of 2005, respectively, as part of these repurchase plans (amounts exclude commission costs). Under a separate stock repurchase agreement, the Company repurchased $200 million of its common stock in February 2005, from its majority owner, The Bank of Tokyo-Mitsubishi, Ltd. (BTM), which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group, Inc. At March 31, 2005, BTM owned approximately 61 percent of the Company's outstanding common stock.

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

     At March 31, 2005, the Company had two stock-based employee compensation plans. For further discussion concerning our stock-based employee compensation plans see Note 15 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. The value of the restricted stock awards issued under the plans has been reflected in

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS (CONTINUED)

compensation expense. Options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, therefore, were not included in compensation expense as allowed by current US GAAP.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                     FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                    -----------------------
(DOLLARS IN THOUSANDS)                                2004           2005
-------------------------------------------------   --------       --------
AS REPORTED NET INCOME...........................   $157,487       $181,977
Stock option-based employee compensation expense
 (determined under fair value based method for
  all awards, net of taxes)......................     (6,532)        (5,544)
                                                    --------       --------
Pro forma net income, after stock option-based
  employee compensation expense..................   $150,955       $176,433
                                                    ========       ========
EARNINGS PER SHARE--BASIC
    As reported..................................   $   1.07       $   1.24
    Pro forma....................................   $   1.02       $   1.20
EARNINGS PER SHARE--DILUTED
    As reported..................................   $   1.05       $   1.21
    Pro forma....................................   $   1.01       $   1.18

     Compensation cost associated with the Company's unvested restricted stock issued under the management stock plan is measured based on the market price of the stock at the grant date and is expensed over the vesting period. Compensation expense related to restricted stock awards for the three months ended March 31, 2004 and 2005 were not significant.

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


     ACCOUNTING   FOR   EMPLOYERS'   DISCLOSURES   ABOUT   PENSIONS   AND  OTHER
     POSTRETIREMENT BENEFITS

     In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132R, a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106." The Statement expands the disclosure requirements of SFAS No. 132 to include information describing types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit costs of defined pension plans and other defined benefit postretirement plans. The Statement was effective for financial statements with fiscal years ending after December 15, 2003, with additional disclosure of expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter required for fiscal years ending after June 15, 2004. The disclosures required under SFAS No. 132R are contained in Note 10 of these condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     ACCOUNTING FOR SHARE-BASED PAYMENTS

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", a revision of SFAS No. 123. This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25,
"Accounting for Stock Issued to Employees". This Statement requires adoption using a modified prospective application or a modified retrospective application. The Statement is effective for interim periods beginning after June 15, 2005. However, on April 14, 2005, the SEC issued rule 2005-57, which allows companies to delay implementation of the Statement to the beginning of the next fiscal year. The Company has not yet concluded on the method of adoption allowed by the Statement and is currently evaluating the impact of this accounting guidance on its financial condition and results of operations. Disclosure required under SFAS No. 123 is shown in Note 1 of these condensed consolidated financial statements.

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

and interest cash flows as a benchmark for yield and impairment measurements. The SOP prohibits the carryover or creation of a valuation allowance in the initial accounting for these loans. This SOP is effective for loans acquired in years beginning after December 15, 2004. At adoption, there was no impact on the Company's financial position or results of operations.

NOTE 3--EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2004 and 2005.



                                                              THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------------------------
                                                               2004                     2005
                                                       --------------------     ---------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)            BASIC      DILUTED       BASIC       DILUTED
-----------------------------------------------------  --------    --------     --------     --------
Net Income...........................................  $157,487    $157,487     $181,977     $181,977
                                                       ========    ========     ========     ========
Weighted average common shares outstanding...........   147,400     147,400      146,998      146,998
Additional shares due to:
Assumed conversion of dilutive stock options.........        --       2,552           --        2,918
                                                       --------    --------     --------     --------
Adjusted weighted average common shares outstanding..   147,400     149,952      146,998      149,916
                                                       ========    ========     ========     ========
Net income per share.................................  $   1.07    $   1.05     $   1.24     $   1.21
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


                                                          BEFORE
                                                            TAX          TAX        NET OF
(DOLLARS IN THOUSANDS)                                    AMOUNT       EFFECT         TAX
---------------------------------------------------     ---------     --------     --------
FOR THE THREE MONTHS ENDED MARCH 31, 2004:
Cash flow hedge activities:
  Unrealized net gains on hedges arising during
    the period.....................................     $  40,087     $(15,333)    $ 24,754
  Reclassification adjustment for net gains on
    hedges included in net income..................       (23,509)       8,992      (14,517)
                                                        ---------     --------     --------
Net change in unrealized gains on hedges...........        16,578       (6,341)      10,237
                                                        ---------     --------     --------
Securities available for sale:
  Unrealized holding gains arising during the
    period on securities available for sale........        73,943      (28,283)      45,660
  Reclassification adjustment for net gains on
    securities available for sale included in
    net income.....................................        (1,622)         620       (1,002)
                                                        ---------     --------     --------
Net change in unrealized gains on securities
  available for sale...............................        72,321      (27,663)      44,658
                                                        ---------     --------     --------
Foreign currency translation adjustment............           994         (380)         614
                                                        ---------     --------     --------
Net change in accumulated other comprehensive
  income (loss)....................................     $  89,893     $(34,384)    $ 55,509
                                                        =========     ========     ========
FOR THE THREE MONTHS ENDED MARCH 31, 2005:
Cash flow hedge activities:
  Unrealized net losses on hedges arising during
    the period.....................................     $ (32,277)    $ 12,346     $(19,931)
  Reclassification adjustment for net gains on
    hedges included in net income..................        (6,418)       2,455       (3,963)
                                                        ---------     --------     --------
Net change in unrealized losses on hedges..........       (38,695)      14,801      (23,894)
                                                        ---------     --------     --------
Securities available for sale:
  Unrealized holding losses arising during the
    period on securities available for sale........      (107,158)      40,988      (66,170)
  Reclassification adjustment for net gains on
    securities available for sale included in
    net income.....................................          (344)         132         (212)
                                                        ---------     --------     --------
Net change in unrealized losses on securities
  available for sale...............................      (107,502)      41,120      (66,382)
                                                        ---------     --------     --------
Foreign currency translation adjustment............           481         (184)         297
                                                        ---------     --------     --------
Minimum pension liability adjustment...............           (26)          10          (16)
                                                        ---------     --------     --------
Net change in accumulated other comprehensive
  income (loss)....................................     $(145,742)    $ 55,747     $(89,995)
                                                        =========     ========     ========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 4--ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

     The following table presents accumulated other comprehensive income (loss) balances.



                                                         NET
                                        NET          UNREALIZED
                                    UNREALIZED     GAINS (LOSSES)     FOREIGN      MINIMUM      ACCUMULATED
                                  GAINS (LOSSES)    ON SECURITES      CURRENCY     PENSION         OTHER
                                     ON CASH          AVAILABLE     TRANSLATION   LIABILITY    COMPREHENSIVE
(DOLLARS IN THOUSANDS)             FLOW HEDGES        FOR SALE       ADJUSTMENT   ADJUSTMENT   INCOME (LOSS)
-------------------------------   --------------   --------------   -----------   ----------   -------------
BALANCE, DECEMBER 31, 2003.....          $43,786          $22,535      $(10,293)     $(3,786)        $52,242
Change during the period.......           10,237           44,658           614           --          55,509
                                  --------------   --------------   -----------   ----------   -------------
BALANCE, MARCH 31, 2004........          $54,023          $67,193       $(9,679)     $(3,786)       $107,751
                                  ==============   ==============   ===========   ==========   =============

BALANCE, DECEMBER 31, 2004.....           $1,429         $(31,696)      $(7,870)     $(6,690)       $(44,827)
Change during the period.......          (23,894)         (66,382)          297          (16)        (89,995)
                                  --------------   --------------   -----------   ----------   -------------
BALANCE, MARCH 31, 2005........         $(22,465)        $(98,078)      $(7,573)     $(6,706)      $(134,822)
                                  ==============   ==============   ===========   ==========   =============



NOTE 5--BUSINESS COMBINATIONS

     The following describes the Company's most recent acquisitions:

     On January 16, 2004, the Company completed its acquisition of Business Bank of California, a commercial bank headquartered in San Bernardino, California, with $704 million in assets and fifteen full-service branches in the Southern California Inland Empire and the San Francisco Bay Area. The core deposit intangibles are being amortized on an accelerated basis over an estimated life of 6 years.

     On August 1, 2004, the Company completed its acquisition of the business portfolio of CNA Trust Company (CNAT). The Company acquired total assets and assumed total liabilities of $173 million, each. CNAT, based in Costa Mesa, California, was a subsidiary of Chicago-based CNA Financial Corporation. The identifiable intangibles are being amortized on an accelerated basis over an estimated life of 7 years.

     On October 28, 2004, the Company completed its acquisition of Jackson Federal Bank, a savings bank headquartered in Brea, California. The Company acquired approximately $1.4 billion in total assets and fourteen branches. The core deposit intangibles are being amortized on an accelerated basis over an estimated life of 7 years.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 6--GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill and intangible assets for 2004 and the three months ended March 31, 2005 are reflected in the table below.



                                                                     IDENTIFIABLE INTANGIBLE ASSETS
                                                         -------------------------------------------------------
                                                         CORE DEPOSIT   RIGHTS-TO-            TOTAL IDENTIFIABLE
DOLLARS IN THOUSANDS                          GOODWILL    INTANGIBLES   EXPIRATION    OTHER    INTANGIBLE ASSETS
-------------------------------------------   --------   ------------   ----------   ------   ------------------
Balance, December 31, 2003.................   $226,556        $22,117      $27,475   $   --         $49,592
  Amounts recorded during the year.........    224,405         29,516           --    2,100          31,616
  Amortization expense.....................         --        (14,272)      (4,942)    (257)        (19,471)
                                              --------   ------------   ----------   ------         -------
Balance, December 31, 2004.................   $450,961        $37,361      $22,533   $1,843         $61,737
  Amounts recorded during the three months
    ended March 31, 2005...................         --             --           --       --              --
  Net adjustment arising during contingent
    period.................................       (836)            --           --       --              --
  Amortization expense.....................         --         (3,775)      (1,085)    (126)         (4,986)
                                              --------   ------------   ----------   ------         -------
Balance, March 31, 2005....................   $450,125        $33,586      $21,448   $1,717         $56,751
                                              ========   ============   ==========   ======         =======
Estimated amortization expense for the
years ending:
  Remaining 2005...........................                   $11,321       $3,226     $378         $14,925
  2006.....................................                     9,571        3,672      389          13,632
  2007.....................................                     5,471        3,113      299           8,883
  2008.....................................                     3,245        2,622      231           6,098
  2009.....................................                     1,764        2,188      178           4,130
  2010.....................................                       807        1,805      138           2,749
  thereafter...............................                     1,407        4,822      104           6,334
                                                         ------------   ----------   ------         -------
  Total amortization expense after
    March 31, 2005.........................                   $33,586      $21,448   $1,717         $56,751
                                                         ============   ==========   ======         =======



NOTE 7--BUSINESS SEGMENTS

     The Company is organized based on the products and services that it offers and operates in four principal areas:

     o The Community Banking and Investment Services Group offers a range of banking services, primarily to individuals and small businesses, delivered generally through a tri-state (California, Washington and Oregon) network of branches and ATMs. These services include mortgages, home equity lines of credit, consumer and commercial loans, deposit services and cash management as well as fiduciary, private banking, investment and asset management services for individuals and institutions, and risk management and insurance products for businesses and individuals. At March 31, 2004 and 2005, this Group had $313.2 million and $325.7 million, respectively, of goodwill assigned to its businesses.

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

          financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and selected capital markets products. At March 31, 2004, this Group had no goodwill assigned to its businesses compared to $124.4 million of goodwill assigned to its businesses at March 31, 2005.

     o The International Banking Group primarily provides correspondent banking and trade-finance products and services to international financial institutions. The Group's revenue predominantly relates to foreign customers.

     o The Global Markets Group manages the Company's wholesale funding needs, securities portfolio, and interest rate and liquidity risks. The Group also offers a broad range of risk management and trading products to institutional and business clients of the Company through the businesses described above.

     The information, set forth in the table on the following page, reflects selected income statement and balance sheet items by business segment. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the table within total assets are the amounts of goodwill for each business segment as of March 31, 2004 and 2005.

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



                                      COMMUNITY BANKING AND
                                       INVESTMENT SERVICES     COMMERCIAL FINANCIAL      INTERNATIONAL
                                              GROUP                SERVICES GROUP        BANKING GROUP
                                      ---------------------    --------------------    ------------------
                                                AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                      -------------------------------------------------------------------
                                        2004         2005        2004        2005        2004      2005
---------------------------------     --------     --------    --------    --------    -------    -------
RESULTS OF OPERATIONS (DOLLARS
  IN THOUSANDS):
Net interest income (expense)....     $174,713     $220,822    $157,487    $198,136    $ 7,575    $ 7,471
Noninterest income...............      116,600      133,433      69,627      64,793     18,189     17,658
                                      --------     --------    --------    --------    -------    -------
Total revenue....................      291,313      354,255     227,114     262,929     25,764     25,129
Noninterest expense..............      218,956      256,782     104,627     108,862     15,683     18,345
Credit expense (income)..........        7,786        8,910      31,226      23,667        605        436
                                      --------     --------    --------    --------    -------    -------
Income (loss) before income tax
  expense (benefit)..............       64,571       88,563      91,261     130,400      9,476      6,348
Income tax expense (benefit).....       24,698       33,875      28,303      43,080      3,625      2,428
                                      --------     --------    --------    --------    -------    -------
Net income (loss)................     $ 39,873     $ 54,688    $ 62,958    $ 87,320    $ 5,851    $ 3,920
                                      ========     ========    ========    ========    =======    =======
TOTAL ASSETS, END OF PERIOD
  (dollars in millions):              $ 13,414     $ 16,235    $ 14,048    $ 17,983    $ 2,134    $ 2,024
                                      ========     ========    ========    ========    =======    =======




                                              GLOBAL                                       UNIONBANCAL
                                          MARKETS GROUP               OTHER                CORPORATION
                                      ---------------------    --------------------    -------------------
                                               AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                      --------------------------------------------------------------------
                                        2004         2005        2004        2005        2004       2005
---------------------------------     --------     --------    --------    --------    --------   --------
RESULTS OF OPERATIONS (DOLLARS
  IN THOUSANDS):
Net interest income (expense)....     $ 38,440     $ (6,253)   $ 22,206    $ 20,623    $400,421   $440,799
Noninterest income...............        1,541          839       5,248       6,038     211,205    222,761
                                      --------     --------    --------    --------    --------   --------
Total revenue....................       39,981       (5,414)     27,454      26,661     611,626    663,560
Noninterest expense..............        6,427        4,183      27,413      19,295     373,106    407,467
Credit expense (income)..........           50           55     (44,667)    (41,068)     (5,000)    (8,000)
                                      --------     --------    --------    --------    --------   --------
Income (loss) before income tax
  expense (benefit)..............       33,504       (9,652)     44,708      48,434     243,520    264,093
Income tax expense (benefit).....       12,815       (3,692)     16,592       6,425      86,033     82,116
                                      --------     --------    --------    --------    --------   --------
Net income (loss)................     $ 20,689     $ (5,960)   $ 28,116    $ 42,009    $157,487   $181,977
                                      ========     ========    ========    ========    ========   ========
TOTAL ASSETS, END OF PERIOD
  (dollars in millions):.........     $ 15,461     $ 12,053    $  1,045    $  1,138    $ 46,102   $ 49,433
                                      ========     ========    ========    ========    ========   ========



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


NOTE 8--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

     CASH FLOW HEDGES

     HEDGING STRATEGIES FOR VARIABLE RATE LOANS AND CERTIFICATES OF DEPOSIT

     The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, e.g., U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument are aligned. Cash flow hedging strategies include the utilization of purchased floor, cap, corridor options and interest rate swaps. At March 31, 2005, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 1.3 years.

     The Company uses purchased interest rate floors to hedge the variable cash flows associated with 1-month to 6-month LIBOR indexed loans. Payments received under the floor contract offset the decline in loan interest income caused by the relevant LIBOR index falling below the floor's strike rate.

     The Company uses interest rate floor corridors to hedge the variable cash flows associated with 1-month to 6-month LIBOR indexed loans. Net payments to be received under the floor corridor contracts offset the decline in loan interest income caused by the relevant LIBOR index falling below the corridor's upper strike rate, but only to the extent the index falls to the lower strike rate. The corridor will not provide protection from declines in the relevant LIBOR index to the extent it falls below the corridor's lower strike rate.

     The Company uses interest rate collars to hedge the variable cash flows associated with 1-month to 6-month LIBOR indexed loans. Net payments to be received under the collar contract offset the decline in loan interest income caused by the relevant LIBOR index falling below the collar's floor strike rate while net payments to be paid will reduce the increase in loan interest income caused by the LIBOR index rising above the collar's cap strike rate.

     The Company uses interest rate swaps to hedge the variable cash flows associated with 1-month to 6-month LIBOR indexed loans. Payments to be received (or paid) under the swap contract will offset the fluctuations in loan interest income caused by changes in the relevant LIBOR index. As such, these instruments hedge all fluctuations in the loans' interest income caused by changes in the relevant LIBOR index.

     The Company uses purchased interest rate caps to hedge the variable interest cash flows associated with the forecasted issuance and rollover of short-term, fixed rate, negotiable certificates of deposit (CDs). In these hedging relationships, the Company hedges the LIBOR component of the CD rates, which is 1-month to 6-month LIBOR, based on the CDs' original term to maturity, which reflects their repricing frequency. Net payments to be received under the cap contract offset the increase in interest expense caused by the relevant LIBOR index rising above the cap's strike rate.

     The Company uses interest rate cap corridors to hedge the variable cash flows associated with the forecasted issuance and rollover of short-term, fixed rate, negotiable CDs. In these hedging relationships, the Company hedges the LIBOR component of the CD rates, either 1-month LIBOR, 3-month LIBOR, or 6-month LIBOR, based on the original term to maturity of the CDs, which reflects their repricing frequency. Net payments to be received under the cap corridor contract offset the increase in deposit

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 8--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

interest expense caused by the relevant LIBOR index rising above the corridor's lower strike rate, but only to the extent the index rises to the upper strike rate. The corridor will not provide protection from increases in the relevant LIBOR index to the extent it rises above the corridor's upper strike rate.

     Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge matches those of the loans or CDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In the first quarter of 2005, the Company recognized a net loss of $0.1 million due to ineffectiveness, which is recognized in noninterest expense, compared to a net loss of $1.5 million in the first quarter of 2004.

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

     HEDGING STRATEGY FOR UNIONBANCAL CORPORATION--JUNIOR SUBORDINATED DEBT PAYABLE TO SUBSIDIARY GRANTOR TRUST (TRUST NOTES)

     On February 19, 2004, the Company terminated its fair value hedge and called its Trust Notes. Prior to this date, the Company engaged in an interest rate hedging strategy in which an interest rate swap was associated with a specific interest bearing liability, UnionBanCal Corporation's Trust Notes, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigated the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, U.S. dollar LIBOR. At the termination date, the Company recognized a net gain of $1.6 million of hedge ineffectiveness.

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


NOTE 8--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

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

NOTE 9--GUARANTEES

     Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of one year or less. Collateral may be obtained based on management's credit assessment of the customer. As of March 31, 2005, the Company's maximum exposure to loss for standby and commercial letters of credit was $3.1 billion and $196.2 million, respectively. At March 31, 2005, the carrying value of the Company's standby and commercial letters of credit totaled $6.4 million. Exposure to loss related to these commitments are covered by the allowance for off-balance sheet commitments. Both of these amounts are included in other liabilities on the consolidated balance sheet.

     Principal investments include direct investments in private and public companies and indirect investments in private equity funds. The Company issues commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate. At March 31, 2005, the Company had commitments to fund principal investments of $69.7 million.

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

period,   the  Company  will  be  liable  to  make   payments  to  those  former
stockholders. As of March 31, 2005, the Company had a maximum exposure of $6.4 million for these agreements, the last of which expire in December 2006.

     The Company is fund manager for limited liability corporations issuing low-income housing credit (LIHC) investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits, and operating deficit thresholds over a ten-year average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability corporations issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of March 31, 2005, the Company's maximum exposure to loss under these guarantees was limited to a return of investor capital and minimum investment yield, or $141.4 million. The Company maintains a reserve of $5.9 million for these guarantees.

     The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantee of commercial paper obligations and leveraged lease transactions. Guarantees issued by the Bank for an affiliate's commercial paper program are done in order to facilitate their sale. As of March 31, 2005, the Bank had a maximum exposure to loss under these guarantees, which have an average term of less than one year, of $1.1 billion. The Bank's guarantee is fully collateralized by a pledged deposit. UnionBanCal Corporation guarantees its subsidiaries' leveraged lease transactions, which have terms ranging from 15 to 30 years. Following the original funding of the leveraged lease transactions, UnionBanCal Corporation has no material obligation to be satisfied. As of March 31, 2005, UnionBanCal Corporation had no material exposure to loss under these guarantees.

     The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.0 billion at March 31, 2005. The market value of the associated collateral was $2.1 billion at March 31, 2005.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 10--PENSION AND OTHER POSTRETIREMENT BENEFITS

     The following tables summarize the components of net periodic benefit costs for the three months ended March 31, 2004 and 2005.


                                               PENSION BENEFITS            OTHER BENEFITS
                                             --------------------       --------------------
                                             FOR THE THREE MONTHS       FOR THE THREE MONTHS
                                                ENDED MARCH 31,            ENDED MARCH 31,
                                             --------------------       --------------------

(DOLLARS IN THOUSANDS)                         2004        2005           2004        2005
-------------------------------------------  --------     -------       -------      ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost...............................  $  9,318     $11,392       $ 1,568      $ 1,549
Interest cost..............................    12,602      14,320         2,772        2,228
Expected return on plan assets.............   (20,787)    (23,905)       (2,097)      (2,599)
Amortization of prior service cost.........       267         267           (24)         (24)
Amortization of transition amount..........        --          --           637          509
Recognized net actuarial loss..............     2,822       6,101         1,586          968
                                             --------     -------       -------      -------
Total net periodic benefit cost............  $  4,222     $ 8,175       $ 4,442      $ 2,631
                                             ========     =======       =======      =======


     In 2004, the Company recorded a $6.1 million reduction in employee benefit expense associated with the remeasurement of postretirement benefits as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("The Act"). The reduction is attributable to a federal subsidy provided by The Act to employers that sponsor retiree health care plans with drug benefits that are equivalent to those offered under Medicare Part D. The effect of the subsidy on the measurement of net periodic postretirement benefit cost has been recognized since the effective date of The Act, July 1, 2004. As a result, there was no impact recognized in the first quarter 2004.

NOTE 11--SUBSEQUENT EVENTS

     On April 20, 2005, the Company's Board of Directors declared a quarterly cash dividend of $0.41 per share of common stock. The dividend will be paid on July 1, 2005 to stockholders of record as of June 3, 2005.

     On April 20, 2005, the Company's Board of Directors authorized the repurchase of an additional $200 million of the Company's common stock. When combined with the $51 million remaining on its previous repurchase authorizations, the Company has $251 million available for repurchase.

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

     You should read the following discussion and analysis of our consolidated financial position and results of our operations for the period ended March 31, 2005 in this quarterly report on Form 10-Q together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. Averages, as presented in the following tables, are substantially all based upon daily average balances.

INTRODUCTION

     We are a California-based, commercial bank holding company with consolidated assets of $49.4 billion at March 31, 2005. At March 31, 2005, The Bank of Tokyo-Mitsubishi, Ltd., our majority owner, owned approximately 61 percent of our outstanding common stock.

EXECUTIVE OVERVIEW

     We are providing you with an overview of what we believe are the most significant factors and developments that impacted our first quarter 2005 results and that could impact our future results. We ask that you carefully read the rest of this document for more detailed information that will complete your understanding of trends, events and uncertainties that impact us.

     In the first quarter 2005 we returned a significant amount of capital in the form of common stock repurchases, which included a $200 million repurchase from our majority shareholder, The Bank of Tokyo-Mitsubishi, Ltd. In addition on April 20, 2005, we announced an increase of 14 percent in our quarterly dividend effective with our next dividend payment on July 1, 2005.

     Overall credit quality in the commercial lending area continued its improving trend during the first quarter 2005. Our nonaccrual loan portfolio totaled $102 million at March 31, 2005 compared to $157 million at December 31, 2004 and $257 million at March 31, 2004. Loan payoffs, loan sales, and a low level of new inflows contributed to the decline in nonaccrual loans. We reversed $5 million of our provision for credit losses (an $8 million reversal related to loans and a $3 million provision for losses on off-balance sheet commitments) in the first quarter 2005 compared with a reversal of $5 million in the first quarter 2004.

     In the first quarter 2005 our net interest margin grew to 409 basis points from 403 basis points at December 31, 2004, reflecting the impact of higher interest rates and increased average balances from the Jackson Federal Bank acquisition in October 2004, offset by lower income from our derivative hedges. Gradual increases in interest rates and growth in our commercial loan portfolio will continue to positively impact our net interest margin in 2005.

     Noninterest income grew 5.5 percent in the first quarter 2005 compared with the first quarter 2004 primarily from higher trust and investment management fees and private capital income. This increase was offset by lower card processing fees as we sold our merchant card portfolio in the second quarter 2004.

     Noninterest expense grew in the first quarter 2005 compared with the first quarter 2004, primarily from the investments we made in bank acquisitions, de novo branches and technology in 2004. We believe that these investments will bring opportunities for growth in our business by increasing our customer base and expanding the services we provide.

     Our effective tax rate declined to 31 percent in the first quarter 2005 from 35 percent during 2004 as we reversed approximately $10 million of previously recognized amounts payable to the Internal Revenue Service (IRS) primarily related to the tax treatment of certain leveraged lease transactions. We believe that we are appropriately reserved for any payments that may be owed to the IRS upon final resolution of the tax issues surrounding these leases and that payments for any income taxes will not impact our liquidity.

CRITICAL ACCOUNTING POLICIES

     UnionBanCal Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry.

     The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In many instances, we use a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities and such a change would result in either a beneficial or adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to determine the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the loss factors that we use. Other estimates that we use are employee turnover factors for pension purposes, residual values in our leasing portfolio, fair value of our derivatives and securities, expected useful lives of our depreciable assets and assumptions regarding our effective income tax rates. We enter into derivative contracts to accommodate our customers and for our own risk management purposes. The derivative contracts are generally foreign exchange, interest rate swap and interest rate option contracts, and energy-related derivatives to accommodate our customers in the oil and gas industry. We value these contracts at fair value, using either readily available, market quoted prices or from information that can be extrapolated to approximate a market price. We have not historically entered into derivative contracts for our customers or for ourselves, which relate to credit, commodity or weather-related indices. We are subject to US GAAP that may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. Our most significant estimates are approved by our Chief Executive Officer (CEO) Forum, which is comprised of our most senior executives. At each financial reporting period, a review of these estimates is then presented to the Audit Committee of our Board of Directors.

     Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Accordingly, except for an update to our pension obligations accounting policy below, our significant accounting policies are discussed in detail in Note 1 in the "Notes to Consolidated Financial Statements" in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     In addition to information provided in our "Critical Accounting Policies" in our 2004 Annual Report, we are providing the following information with respect to our discount rate for determining our obligations for pension and other post-retirement benefits. The discount rate assumed in measuring the plan obligations is determined by selecting high quality investments rated Aa or higher by a recognized rating agency corresponding to each year's future benefit payments for the next 30 years. The discount rate is calculated based on the weighted average investment yields as of December 31 and rounded to the nearest ..25 percent. The reduction in the discount rate from 6.25 percent at December 31, 2003 to 5.75 percent at December 31, 2004 reported in our 2004 Annual Report reflects the annual evaluation of our discount rate assumptions.

FINANCIAL PERFORMANCE

SUMMARY OF FINANCIAL PERFORMANCE



                                                 FOR THE THREE MONTHS    INCREASE (DECREASE)
                                                    ENDED MARCH 31,       2005 VERSUS 2004
                                                 --------------------    ------------------
(DOLLARS IN THOUSANDS)                             2004        2005       AMOUNT    PERCENT
-----------------------------------------------  --------    --------    -------    -------
RESULTS OF OPERATIONS
Net interest income(1).........................  $400,421    $440,799    $40,378       10.1%
Noninterest income
  Service charges on deposit accounts..........    81,096      80,455      (641)       (0.8)
  Trust and investment management fees.........    35,822      41,963      6,141       17.1
  Insurance commissions........................    21,735      22,017        282        1.3
  International commissions and fees...........    17,545      17,674        129        0.7
  Brokerage commissions and fees...............     8,297       8,972        675        8.1
  Card processing fees, net....................     8,792       5,607     (3,185)     (36.2)
  Other noninterest income.....................    37,918      46,073      8,155       21.5
                                                 --------    --------    -------
Total noninterest income.......................   211,205     222,761     11,556        5.5
Total revenue..................................   611,626     663,560     51,934        8.5
(Reversal of) provision for loan losses........    (5,000)     (8,000)    (3,000)      60.0
Noninterest expense
  Salaries and employee benefits...............   219,423     239,480     20,057        9.1
  Net occupancy................................    31,582      33,525      1,943        6.2
  Software.....................................    12,995      14,628      1,633       12.6
  Professional services........................    11,303      13,710      2,407       21.3
  Data processing..............................     7,625       9,527      1,902       24.9
  Provision for losses on off-balance sheet
    commitments(2).............................        --       3,000      3,000         nm
  Other noninterest expense....................    90,178      93,597      3,419        3.8
                                                 --------    --------    -------
Total noninterest expense......................   373,106     407,467     34,361        9.2
Income before income tax.......................   243,520     264,093     20,573        8.4
Income tax.....................................    86,033      82,116     (3,917)      (4.6)
                                                 --------    --------    -------
Net income.....................................  $157,487    $181,977    $24,490       15.6%
                                                 ========    ========    =======

-------------------------------

(1) Net interest income does not include any adjustments for fully taxable equivalence.

(2) For the quarter ended March 31, 2005, the change in the allowance for losses on off-balance sheet commitments is recognized separately from the change in the allowance for loan losses. Prior periods have not been restated.

nm = not meaningful


     THE PRIMARY CONTRIBUTORS TO OUR FINANCIAL PERFORMANCE FOR THE FIRST QUARTER OF 2005 COMPARED TO THE FIRST QUARTER OF 2004 ARE PRESENTED BELOW.

     o The reversal of our provision for loan losses in first quarter of 2005 is partially attributable to net recoveries for the quarter. Credit quality continued to improve in our commercial loan portfolio evidenced by reductions in nonperforming assets. However, this trend is balanced by increasing uncertainty in the economic outlook coupled with indications that the improvement in credit quality could be reaching its peak. (See our discussion under "Allowance for Credit Losses.")

     o Our net interest income was favorably influenced by higher earning asset volumes (including a higher mix of residential mortgages and commercial loans), higher average yields on our earning assets and strong deposit growth (including an attractive mix of average noninterest bearing deposits to total deposits). Offsetting these positive influences to our net interest margin were higher interest expense on interest bearing liabilities and lower hedge income (See our discussion under "Net Interest Income.")

     o The increase in our noninterest income was attributable to several factors:

          o Trust and investment management fees increased from the first quarter 2004 primarily due to continued strong sales, solid organic growth and the acquisition of the business portfolio of CNA Trust Company (renamed TruSource) and the corporate trust business of BTM Trust Company, New York. Managed assets increased by approximately 6 percent and non-managed assets increased by approximately 37 percent from the first quarter 2004 to the first quarter 2005. Total assets under administration increased by approximately 33 percent, to $207.4 billion, for the same period;

          o Card processing fees, net, decreased primarily due to the sale of our merchant card portfolio to NOVA Information Systems (NOVA) in the second quarter 2004; and

          o Other income in the first quarter 2005 included higher Private Capital investment gains of $4.6 million, an auto lease residual reserve reversal of $1.7 million, and a $1.6 million reclassification of COLI income (previously reported as employee benefits expense in the prior year), partly offset by a $1.3 million decrease in securities gains, net.

     o    Our higher noninterest expense was attributable to several factors:

          o Salaries and employee benefits increased primarily as a result of:

               o    acquisitions and new branch openings, which accounted for 25
                    percent  of  the   increase  in  our   salaries   and  other
                    compensation;

               o    higher  performance-related   incentive  expense  from  goal
                    achievements;

               o    annual merit increases; and

               o higher employee benefits expense mainly attributable to the impact of the lower discount rate we used to calculate our future pension and other postretirement liabilities (reduced from 6.25 percent at December 31, 2003 to 5.75 percent at December 31, 2004);

          o Net occupancy expense increased mainly from acquisitions, new branch openings and the impact of lower rental income from non-bank tenants due to bank employee occupancy as we migrate our operations into fewer downtown San Francisco locations;

          o Software expense increased mainly resulting from the purchase and development of software to support key technology initiatives;

          o Professional services expenses increased mainly as a result of higher compliance-related expenses;

          o Data processing increased mainly due to higher transaction volumes for both trust operations and MasterMoney card;

          o Provision for losses on off-balance sheet commitments, which was previously included in the provision for loan losses; and

          o Other noninterest expense rose primarily as a result of higher vendor billings stemming from a higher earnings credit rate in the first quarter of 2005 related to title, escrow and government balances, higher acquisition-related expenses, including amortization of intangibles, partly offset by lower reserve expenses for litigations.

NET INTEREST INCOME

     The following table shows the major components of net interest income and net interest margin.



                                                 FOR THE THREE MONTHS ENDED
                             --------------------------------- ---------------------------------       INCREASE (DECREASE) IN
                                       MARCH 31, 2004                   MARCH 31, 2005           ----------------------------------
                             --------------------------------- ---------------------------------        AVERAGE         INCOME/
                                         INTEREST    AVERAGE               INTEREST    AVERAGE          BALANCE        EXPENSE(1)
                               AVERAGE    INCOME/     YIELD/     AVERAGE    INCOME/     YIELD/   ------------------ --------------
(DOLLARS IN THOUSANDS)         BALANCE   EXPENSE(1) RATE(1)(2)   BALANCE   EXPENSE(1) RATE(1)(2)   AMOUNT   PERCENT  AMOUNT PERCENT
---------------------------- ----------- ---------- ---------- ----------- ---------- ---------- ---------- ------- ------- -------
ASSETS
Loans:(3)
  Domestic.................. $24,532,402 $  327,933     5.38%  $29,521,537 $  402,626      5.51% $4,989,135   20.3% $74,693   22.8%
  Foreign(4)................   1,609,454      7,678     1.92     1,781,242     13,633      3.10     171,788   10.7    5,955   77.6
Securities--taxable.........  11,396,654    104,993     3.69    11,123,106     99,939      3.59    (273,548)  (2.4)  (5,054)  (4.8)
Securities--tax-exempt......      65,813      1,335     8.11        67,144      1,325      7.89       1,331    2.0      (10)  (0.7)
Interest bearing deposits
  in banks..................     207,854        908     1.76       359,399      2,102      2.37     151,545   72.9    1,194  131.5
Federal funds sold and
  securities purchased
  under resale agreements...     786,994      1,959     1.00       377,291      2,373      2.55    (409,703) (52.1)     414   21.1
Trading account assets......     277,057        595     0.86       231,680        908      1.59     (45,377) (16.4)     313   52.6
                             ----------- ----------            ----------- ----------            ----------         -------
    Total earning assets....  38,876,228    445,401     4.60    43,461,399    522,906      4.85   4,585,171   11.8  $77,505   17.4%
                                         ----------                        ----------            ----------         -------
Allowance for loan
  losses(5).................    (534,171)                         (411,428)                         122,743  (23.0)
Cash and due from banks.....   2,276,055                         2,294,369                           18,314    0.8
Premises and equipment,
  net.......................     519,962                           528,132                            8,170    1.6
Other assets................   1,913,108                         2,405,264                          492,156   25.7
                             -----------                       -----------                       ----------
Total assets................ $43,051,182                       $48,277,736                       $5,226,554   12.1%
                             ===========                       ===========                       ==========
LIABILITIES
Domestic deposits:
  Interest bearing.......... $11,390,393     16,556     0.58   $12,255,178     25,468      0.84  $  864,785    7.6%  $8,912   53.8%
  Savings and consumer
    time....................   4,136,695      8,719     0.85     4,778,965     13,047      1.11     642,270   15.5    4,328   49.6
  Large time................   2,432,602      8,335     1.38     2,765,524     16,047      2.35     332,922   13.7    7,712   92.5
Foreign deposits(4).........   1,227,223      2,132     0.70     1,174,857      6,176      2.13     (52,366)  (4.3)   4,044  189.7
                             ----------- ----------            ----------- ----------            ----------         -------
    Total interest bearing
      deposits..............  19,186,913     35,742     0.75    20,974,524     60,738      1.17   1,787,611    9.3   24,996   69.9
                             ----------- ----------            ----------- ----------            ----------         -------
Federal funds purchased
  and securities sold under
  repurchase agreements.....     395,466        681     0.69     1,279,862      7,455      2.36     884,396  223.6    6,774  994.7
Commercial paper............     542,853      1,135     0.84       865,460      4,560      2.14     322,607   59.4    3,425  301.8
Other borrowed funds........     187,829      1,300     2.78       180,541      1,529      3.44      (7,288)  (3.9)     229   17.6
Medium and long-term debt...     806,062      3,139     1.57       808,846      6,532      3.27       2,784    0.3    3,393  108.1
Trust notes.................     203,022      2,181     4.30        15,733        238      6.06    (187,289) (92.3)  (1,943) (89.1)
                             ----------- ----------            ----------- ----------            ----------         -------
    Total borrowed funds....   2,135,232      8,436     1.59     3,150,442     20,314      2.61   1,015,210   47.5   11,878  140.8
                             ----------- ----------            ----------- ----------            ----------         -------
    Total interest bearing
      liabilities...........  21,322,145     44,178     0.83    24,124,966     81,052      1.36   2,802,821   13.1  $36,874   83.5%
                                         ----------                        ----------            ----------         -------
Noninterest bearing
  deposits..................  16,752,612                        18,694,308                        1,941,696   11.6
Other liabilities...........   1,026,503                         1,249,812                          223,309   21.8
                             -----------                       -----------                       ----------
Total liabilities...........  39,101,260                        44,069,086                        4,967,826   12.7
STOCKHOLDERS' EQUITY
Common equity...............   3,949,922                         4,208,650                          258,728    6.6
                             -----------                       -----------                       ----------
    Total stockholders'
      equity................   3,949,922                         4,208,650                          258,728    6.6
                             -----------                       -----------                       ----------
    Total liabilities and
      stockholders' equity.. $43,051,182                       $48,277,736                       $5,226,554   12.1%
                             ===========                       ===========                       ==========
Net interest income/margin
  (taxable-equivalent
   basis)...................                401,223     4.14%                 441,854      4.09%
Less: taxable-equivalent
  adjustment................                    802                             1,055
                                         ----------                        ----------
    Net interest income.....             $  400,421                        $  440,799
                                         ==========                        ==========
----------------------

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

(5) The average allowance related to off-balance sheet commitments was included in other liabilities for the quarters ended December 31, 2004 and March 31, 2005. Periods prior to December 31, 2004 have not been restated.

     Net interest income in the first quarter 2005, on a taxable-equivalent basis, increased 10 percent, from the first quarter 2004. Our results were primarily attributable to the following:

     o The growth in average earning assets was primarily attributable to an increase in average loans. The increase in average loans was largely due to a $2.4 billion increase in average residential mortgages, a $1.5 billion increase in average commercial loans and a $1.1 billion increase in average commercial mortgages;

     o Deposit growth contributed favorably to net interest margin in the first quarter 2005. Average noninterest bearing deposits were higher in the first quarter 2005, compared to the first quarter 2004, mainly attributable to higher average business demand deposits of $1.5 billion, including demand deposits from our title and escrow clients which increased less than $0.2 billion, and higher consumer demand deposit growth;

     o Yields on our earning assets were favorably impacted by the increasing interest rate environment, resulting in a higher average yield of 25 basis points on average earning assets, despite being negatively impacted by lower hedge income of $18.6 million; and

     o In the first quarter 2005, we continued to take advantage of our ability to attract lower cost of funds interest-bearing core and noninterest-bearing deposit balances, which represented approximately
          47.1 percent and 46.6 percent of total deposits, in the first quarter 2005 and 2004, respectively. However, our cost of funds on interest bearing liabilities was negatively impacted by the increasing rate environment, resulting in a higher average cost of interest-bearing liabilities of 53 basis points, which included lower hedge income of $4.1 million.

     As a result of these changes, our net interest margin decreased by 5 basis points.

     We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit (CDs), and to convert our long-term, fixed-rate borrowings to floating rate. During 2005, these derivative positions will provide less in net interest income than in 2004, as positions mature and, to a lesser extent, as interest rates rise. However, we expect the declines in hedge income to be partially offset by increased yields on the underlying variable rate loans. For the quarters ended March 31, 2004 and 2005, we had hedge income of $32.2 million and $9.5 million, respectively.

NONINTEREST INCOME


                                                    FOR THE THREE
                                                     MONTHS ENDED
                                               -----------------------   INCREASE (DECREASE)
                                               MARCH 31,     MARCH 31,   ------------------
(DOLLARS IN THOUSANDS)                            2004          2005      AMOUNT    PERCENT
--------------------------------------------   ---------     ---------   -------    -------
Service charges on deposit accounts.........   $  81,096     $  80,455   $  (641)     (0.8)%
Trust and investment management fees........      35,822        41,963     6,141      17.1
Insurance commissions.......................      21,735        22,017       282       1.3
International commissions and fees..........      17,545        17,674       129       0.7
Brokerage commissions and fees..............       8,297         8,972       675       8.1
Foreign exchange gains, net.................       8,344         8,940       596       7.1
Merchant banking fees.......................       7,467         6,266    (1,201)    (16.1)
Card processing fees, net...................       8,792         5,607    (3,185)    (36.2)
Securities gains, net.......................       1,622           344    (1,278)    (78.8)
Gain on private capital investments, net....       3,314         7,935     4,621        nm
Other.......................................      17,171        22,588     5,417      31.5
                                               ---------     ---------   -------
  Total noninterest income..................   $ 211,205     $ 222,761   $11,556       5.5%
                                               =========     =========   =======

----------------------

nm--not meaningful

NONINTEREST EXPENSE


                                                    FOR THE THREE
                                                     MONTHS ENDED
                                               -----------------------   INCREASE (DECREASE)
                                               MARCH 31,     MARCH 31,   ------------------
(DOLLARS IN THOUSANDS)                            2004          2005      AMOUNT    PERCENT
--------------------------------------------   ---------     ---------   -------    -------
Salaries and other compensation.............   $ 170,430     $ 185,194   $14,764       8.7%
Employee benefits...........................      48,993        54,286     5,293      10.8
  Salaries and employee benefits............     219,423       239,480    20,057       9.1
  Net occupancy.............................      31,582        33,525     1,943       6.2
  Equipment.................................      17,271        17,733       462       2.7
  Software..................................      12,995        14,628     1,633      12.6
  Professional services.....................      11,303        13,710     2,407      21.3
  Communications............................      13,410        12,775      (635)     (4.7)
  Outside services..........................       9,962        10,124       162       1.6
  Data processing...........................       7,625         9,527     1,902      24.9
  Advertising and public relations..........       8,727         7,750      (977)    (11.2)
  Intangible asset amortization.............       4,221         4,986       765      18.1
  Foreclosed asset expense..................         519           406      (113)    (21.8)
  Provision for losses on off-balance
    sheet commitments(1)....................          --         3,000     3,000        nm
  Other.....................................      36,068        39,823     3,755      10.4
                                               ---------     ---------   -------
     Total noninterest expense..............   $ 373,106     $ 407,467   $34,361       9.2%
                                               =========     =========   =======

-----------------------

(1) For the quarter ended March 31, 2005, the net change in the allowance for losses on off-balance sheet commitments is recognized separately from the change in the allowance for loan losses. Prior periods have not been restated.

nm--not meaningful

INCOME TAX EXPENSE

     Income tax expense in the first quarter of 2005 resulted in a 31 percent effective income tax rate compared with an effective tax rate of 35 percent for the first quarter of 2004. The decrease in the effective tax rate was due primarily to a reduction in reserves of $10.0 million in the first quarter of 2005 for estimated amounts owed to the Internal Revenue Service with respect to certain leveraged leasing transactions.

     For further information regarding income tax expenses, see our Annual Report on Form 10-K for the year ended December 31, 2004.

LOANS

     The following table shows loans outstanding by loan type.


                                                                               INCREASE (DECREASE)
                                                                               MARCH 31, 2005 FROM:
                                                                     --------------------------------------
                             MARCH 31,   DECEMBER 31,   MARCH 31,          MARCH 31,        DECEMBER 31,
                               2004          2004          2005               2004              2004
                            -----------  ------------  -----------   -------------------  -----------------
(DOLLARS IN THOUSANDS)                                                 AMOUNT    PERCENT   AMOUNT   PERCENT
---------------------------                                          ----------  -------  --------  -------
Domestic:
  Commercial, financial and
    industrial............. $ 8,717,052  $  9,761,096  $ 9,798,791   $1,081,739    12.4%  $ 37,695    0.4%
  Construction.............   1,058,414     1,130,070    1,189,273      130,859    12.4     59,203    5.2
  Mortgage:
    Residential............   7,502,675     9,538,150   10,121,033    2,618,358    34.9    582,883    6.1
    Commercial.............   4,348,537     5,409,029    5,448,741    1,100,204    25.3     39,712    0.7
                            -----------  ------------  -----------   ----------           --------
      Total mortgage.......  11,851,212    14,947,179   15,569,774    3,718,562    31.4    622,595    4.2
  Consumer:
    Installment............     781,731       767,767      777,986      (3,745)    (0.5)    10,219    1.3
    Revolving lines of
      credit...............   1,279,651     1,581,866    1,612,039      332,388    26.0     30,173    1.9
                            -----------  ------------  -----------   ----------           --------
      Total consumer.......   2,061,382     2,349,633    2,390,025      328,643    15.9     40,392    1.7

  Lease financing..........     637,504       609,090      596,331     (41,173)    (6.5)   (12,759)  (2.1)
                            -----------  ------------  -----------   ----------           --------
      Total loans in
        domestic offices...  24,325,564    28,797,068   29,544,194    5,218,630    21.5    747,126    2.6
Loans originated in foreign
  branches.................   1,707,535     1,801,988    1,787,129       79,594     4.7    (14,859)  (0.8)
                            -----------  ------------  -----------   ----------           --------
      Total loans held to
        maturity...........  26,033,099    30,599,056   31,331,323    5,298,224    20.4    732,267    2.4

      Total loans held for
        sale...............       3,206       117,900       34,217       31,011      nm    (83,683) (71.0)
                            -----------  ------------  -----------   ----------           --------
        Total loans........ $26,036,305  $ 30,716,956  $31,365,540   $5,329,235    20.5%  $648,584    2.1%
                            ===========  ============  ===========   ==========           ========

------------

nm--not meaningful

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

     Our commercial market lending originates primarily through our commercial banking offices. These offices, which rely extensively on relationship-oriented banking, provide a variety of services including depository and cash management services, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a wide variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer's specific industry. Presently, we are active in, among other sectors, the oil and gas, entertainment, retailing, power and utilities and financial services industries.

     The commercial, financial and industrial loan portfolio increase in the first quarter of 2005 from the first quarter of 2004 was mainly attributable to increased loan demand in the California middle market and specialty segments, which reflected the improving economy in those markets and an increase in loans extended to our title company clients.

     CONSTRUCTION AND COMMERCIAL MORTGAGE LOANS

     We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

     The construction loan portfolio increase in the first quarter of 2005 from the first quarter of 2004 was attributable to increased demand for new single-family homes, as well as apartment, retail building and REIT financing. This growth occurred despite continued high office vacancy rates in our markets, which was a factor that impacted the level of development and construction projects we financed.

     The commercial mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. The commercial mortgages increase in the first quarter of 2005 from the first quarter of 2004 was mainly attributable to our acquisitions of Business Bank of California in the first quarter of 2004 and Jackson Federal Bank in the fourth quarter of 2004, offset by substantial commercial mortgage refinancings with other lenders.

     RESIDENTIAL MORTGAGE LOANS

     We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

     The increase in residential mortgages was driven by purchase money transactions, which accounted for approximately 50 percent of the increase in volume. In addition, contributing to the increase were very attractive mortgage rates and higher home prices. While we hold most of the loans we originate, we sell most of our 30-year, fixed rate, non-Community Reinvestment Act (CRA) residential mortgage loans.

     CONSUMER LOANS

     We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network. The primary driver of the increase in consumer loans was our "Flex Equity Line/Loan" product. The "Flex Equity Line/Loan" allows our customers the flexibility to manage a line of credit and as many as four fixed rate loans under a single product.

     LEASE FINANCING

     We primarily offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. The lease financing decrease from March 31, 2004 was attributable to the run-off of our discontinued auto leasing activity. At March 31, 2005, our auto lease portfolio had declined to $14.5 million and will fully mature by mid-year 2006. Included in our lease portfolio are leveraged leases of $573 million, which are net of non-recourse debt of approximately $1.2 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

     LOANS ORIGINATED IN FOREIGN BRANCHES

     Our loans originated in foreign branches consist primarily of short-term extensions of credit to financial institutions located primarily in Asia and energy-related lending in Canada.

CROSS-BORDER OUTSTANDINGS

     Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of March 31, 2004, December 31, 2004 and March 31, 2005, for any country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For any country shown in the table below, any significant local currency outstandings are either hedged or funded by local currency borrowings.


                                                 PUBLIC      CORPORATIONS
                                 FINANCIAL       SECTOR        AND OTHER           TOTAL
(DOLLARS IN MILLIONS)         INSTITUTIONS     ENTITIES        BORROWERS       OUTSTANDINGS
----------------------------  ------------     --------      ------------      ------------
March 31, 2004
Korea.......................       $640           $--             $12              $652
December 31, 2004
Korea.......................       $615           $--              $3              $618
March 31, 2005
Korea.......................       $679           $--              $6              $685



PROVISION FOR LOAN LOSSES

     We recorded a reversal of provision for loan losses of $8 million in the first quarter of 2005, compared with a reversal of provision for loan losses of $5 million in the first quarter of 2004. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under "Allowances for Credit Losses" below. Beginning with first quarter 2005, changes in the allowance for losses related to off-balance sheet commitments are recognized in noninterest expense. The change in the allowance for losses on off-balance sheet commitments in the first quarter 2005 was a provision of $3 million.

ALLOWANCE FOR CREDIT LOSSES

     ALLOWANCE POLICY AND METHODOLOGY

     We maintain allowances for credit losses to absorb losses inherent in the loan portfolio as well as for leases and off-balance sheet commitments. Understanding our policies on allowance for credit losses is fundamental to understanding our consolidated financial position and consolidated results of operations. Accordingly, our significant policies and methodology on allowance for credit losses are discussed in detail in Note 1 in the "Notes to Consolidated Financial Statements" and in the section "Allowance for Credit Losses" included in our "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our 2004 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission.

     COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES FROM DECEMBER 31, 2004

     At March 31, 2005, our total allowance for credit losses was $490 million, which consisted of $404 million related to loans and $86 million related to off-balance sheet commitments. The allowance for loan losses consisted of $396 million and $94 million of allocated and unallocated allowance, respectively. At March 31, 2005, our allowance for credit loss coverage ratios were 1.56 percent of total loans and 480 percent of total nonaccrual loans. At December 31, 2004, our total allowance for credit losses was at $490 million, or 1.59 percent of the total loan portfolio and 313 percent of total nonaccrual loans.

     In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At March 31, 2005, total impaired loans were $47 million, and the associated impairment allowance was $11 million, compared with $102 million and $32 million, respectively, at December 31, 2004.

     At March 31, 2005 and December 31, 2004, the allowance for losses related to off-balance sheet commitments, which is included within our total allowance for credit losses, was $86 million and $83 million, respectively. In determining the adequacy of our allowance for credit losses, we consider both the allowance for loan losses and for losses on off-balance sheet commitments.

     During the first quarter of 2005, there were no material changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses.

     As a result of management's assessment of factors, including improvements in the quality of our loan portfolio, the continued improvement in the U.S. economy, improving conditions in the power industry and other sectors in domestic markets in which we operate, and growth and changes in the composition of the loan portfolio, offset by the adverse impact of increasing fuel costs across the whole economy, we recorded a net reversal of our provision for credit losses of $5 million in the first quarter 2005.

     CHANGES IN THE ALLOCATED (FORMULA AND SPECIFIC) ALLOWANCE

     At March 31, 2005, the formula allowance increased to $367 million, compared to $361 million at December 31, 2004. The increase was due primarily to the impact of slight increases in both the loss factors and growth in our pass-graded and homogeneous pooled loans.

     At March 31, 2005, the specific allowance decreased to $29 million, compared to $46 million at December 31, 2004. This decrease is primarily reflective of lower impaired loans.

     CHANGES IN THE UNALLOCATED ALLOWANCE

     At March 31, 2005, the unallocated allowance increased to $94 million from $83 million at December 31, 2004, reflecting the heightened uncertainties surrounding the economy and some signs of slowing improvements in credit quality. Additionally, the reasons for which an unallocated allowance is warranted are detailed below.

     In our assessment as of March 31, 2005, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

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

     o With respect to fuel prices, we considered the high and increasing prices of oil and petroleum products, and the impact across virtually all sectors of the economy, which could be in the range of $10 million to $39 million.

     o With respect to leasing, we considered the weak situation for some electric service providers, combined with continued weakness in the airline industry, which could be in the range of $15 million to $26 million.

     o With respect to commercial real estate, we considered slightly improved vacancy rates and stagnant rent growth being experienced nationally, with specific weakness in Northern California, which could be in the range of $10 million to $22 million.

     o With respect to cross-border exposures in certain foreign countries, we considered the improving economic performances in many countries of our key international markets, the results of our customers, as well as the positive effect that the inflow of funds and reconstruction efforts resulting from the December 26, 2004 tsunami are having on certain Southeast Asian economies, which could be in the range of $3 million to $5 million.

     o With respect to power companies/utilities, we considered the effects of lower excess capacity and evidence that a slow recovery is beginning in this industry, which could be in the range of $2 million to $5 million.

     Accordingly, our evaluation of the probable losses related to the impact of these factors was reflected in the unallocated allowance.

     CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth a reconciliation of changes in our allowance for credit losses:


                                                  FOR THE THREE MONTHS
                                                     ENDED MARCH 31,       INCREASE (DECREASE)
                                                  --------------------     -------------------
(DOLLARS IN THOUSANDS)                              2004        2005         AMOUNT    PERCENT
----------------------------------------------    --------    --------     ---------   -------
Balance, beginning of period..................    $532,970    $407,156     $(125,814)   (23.6)%
Loans charged off:
  Commercial, financial and industrial........      19,788      12,500        (7,288)   (36.8)
  Construction................................          --         118           118       nm
  Commercial mortgage.........................          --       1,296         1,296       nm
  Consumer....................................       1,815       1,083          (732)   (40.3)
  Lease financing.............................         358         131          (227)   (63.4)
                                                  --------    --------     ---------
    Total loans charged off...................      21,961      15,128        (6,833)   (31.1)
Recoveries of loans previously charged off:
  Commercial, financial and industrial........       8,819      19,600        10,781    122.2
  Commercial mortgage.........................          --          23            23       nm
  Consumer....................................         435         590           155     35.6
  Lease financing.............................          73          17           (56)   (76.7)
                                                  --------    --------     ---------
    Total recoveries of loans previously
      charged off.............................       9,327      20,230        10,903    116.9
                                                  --------    --------     ---------
      Net loans charged off (recovered).......      12,634      (5,102)      (17,736)  (140.4)
(Reversal of) provision for loan losses.......      (5,000)     (8,000)       (3,000)    60.0
Foreign translation adjustment and other net
  additions (deductions)(1)...................       5,775         (27)       (5,802)  (100.5)
                                                  --------    --------     ---------
Ending balance of allowance for loan
  losses(2)...................................    $521,111    $404,231     $(116,880)   (22.4)
Allowance for losses on off-balance sheet
  commitments(2)..............................          --      85,374        85,374       nm
                                                  --------    --------     ---------
Allowance for credit losses...................    $521,111    $489,605     $ (31,506)    (6.0)%
                                                  ========    ========     =========
Allowance for credit losses to total loans....        2.00%       1.56%
(Reversal of) provision for loan losses to
   net loans charged off (recovered)..........          nm      156.80
Net loans charged off (recovered) to average
  loans outstanding for the period(3).........        0.19       (0.07)

--------------------------

(1) Includes a transfer of $5.7 million related to the Business Bank of California acquisition in the first quarter of 2004.

(2) On December 31, 2004, UnionBanCal Corporation transferred the allowance related to off-balance sheet commitments of $83 million from allowance for loan losses to other liabilities. At March 31, 2005, the allowance related to off-balance commitments was $86 million. Periods prior to December 31, 2004 have not been restated.

(3)  Annualized.

nm--not meaningful

     Total loans charged off in the first quarter 2005 decreased from the first quarter 2004, primarily attributable to improvements in loan quality. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses. In addition, first quarter 2005 recoveries of loans previously charged off increased from the first quarter of 2004. Such fluctuations in loan recoveries from year-to-year are due to variability in timing of recoveries and tend to trail the periods in which charge-offs are recorded

     At March 31, 2005, the allowance for credit losses exceeded the annualized net loans charged off during the first quarter of 2005, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that we will realize in the future.

NONPERFORMING ASSETS

     Nonperforming assets consist of nonaccrual loans, distressed loans held for sale, and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements in our 2004 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission.

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



                                                                              INCREASE (DECREASE)
                                                                              MARCH 31, 2005 FROM:
                                                                    --------------------------------------
                                                                          MARCH 31,         DECEMBER 31,
                                                                            2004                2004
                               MARCH 31,  DECEMBER 31,  MARCH 31,   --------------------------------------
(DOLLARS IN THOUSANDS)           2004         2004        2005       AMOUNT     PERCENT   AMOUNT   PERCENT
----------------------------   ---------  ------------  ---------   ---------   -------  --------  -------
Commercial, financial and
  industrial................   $ 177,636  $     72,600  $  35,999   $(141,637)   (79.7)% $(36,601)  (50.4)%
Construction................          --         2,622      1,425       1,425       nm     (1,197)  (45.7)
Commercial mortgage.........      27,354        26,520      9,587     (17,767)   (65.0)   (16,933)  (63.8)
Lease financing.............      51,121        54,894     54,893       3,772      7.4         (1)   (0.0)
Loan originated in foreign
  branches..................         630            --         --        (630)  (100.0)        --      nm
                               ---------  ------------  ---------   ---------            --------
    Total nonaccrual loans..     256,741       156,636    101,904    (154,837)   (60.3)   (54,732)  (34.9)
Foreclosed assets...........       6,153         7,282      5,232        (921)   (15.0)    (2,050)  (28.2)
                               ---------  ------------  ---------   ---------            --------
  Total nonperforming assets   $ 262,894  $    163,918  $ 107,136   $(155,758)   (59.2)  $(56,782)  (34.6)
                               =========  ============  =========   =========            ========
Allowances for credit
  losses(1).................   $ 521,111  $    489,531  $ 489,605    $(31,506)    (6.0)% $     74     0.0 %
                               =========  ============  =========   =========            ========
Nonaccrual loans to total
  loans.....................        0.99%         0.51%      0.32%
Allowances for credit losses
  to nonaccrual loans.......      202.97        312.53     480.46
Nonperforming assets to
  total loans and foreclosed
    assets..................        1.01          0.53       0.34
Nonperforming assets to
  total assets..............        0.57          0.34       0.22

-----------------

(1)      Includes allowance for losses related to off-balance sheet commitments.

nm--not meaningful

     At March 31, 2005, our nonperforming assets included approximately $54.9 million in aircraft leases and $11.8 million in acquired syndicated loans. The decrease in nonaccrual loans was primarily due to pay-downs, charge-offs, and loan sales, coupled with significantly reduced inflows. During the first quarter 2005, we sold approximately $35 million of nonperforming loans compared to approximately $4 million in the first quarter 2004, which reduced our credit exposures. Losses from these sales were reflected in our charge-offs.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING


                                                                               INCREASE (DECREASE)
                                                                               MARCH 31, 2005 FROM:
                                                                    --------------------------------------
                               MARCH 31,  DECEMBER 31,  MARCH 31,         MARCH 31,         DECEMBER 31,
                                 2004         2004         2005             2004                2004
                               ---------  ------------  ---------   -------------------  -----------------
(DOLLARS IN THOUSANDS)                                                AMOUNT    PERCENT   AMOUNT   PERCENT
-----------------------------                                       ---------   -------  --------  -------
Commercial, financial and
  industrial.................  $     401  $      1,315  $     271   $    (130)  (32.4)%  $ (1,044) (79.4)%
Construction.................      1,318            --        629        (689)  (52.3)        629     nm
Mortgage:
  Residential................      5,421         1,385      1,580      (3,841)  (70.9)        195   14.1
  Commercial.................        118            --        878         760   644.1         878     nm
                               ---------  ------------  ---------   ---------            --------
    Total mortgage...........      5,539         1,385      2,458      (3,081)  (55.6)      1,073   77.5
Consumer and other...........      1,665         1,157        616      (1,049)  (63.0)       (541) (46.8)
                               ---------  ------------  ---------   ---------            --------
Total loans 90 days or more
  past due and still accruing  $   8,923  $      3,857  $   3,974   $  (4,949)  (55.5)%  $    117    3.0%
                               =========  ============  =========   =========            ========

--------------

nm = not meaningful

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

     INTEREST RATE RISK MANAGEMENT (OTHER THAN TRADING)

     During the first quarter 2005, our asset-sensitivity continued to increase, reflecting several factors. There were some further modeling enhancements, although their effect on measured rate-sensitivity was not significant. More importantly, changes in the actual and projected balance sheet tended to produce greater asset-sensitivity, as did the strategic decision to allow maturing ALM securities and derivative positions to run-off; for additional information see--"ALM Activities" section below.

     The increase in our asset-sensitivity is evidenced in the table below. A +200 basis points parallel rate shift at March 31, 2005 would have produced an estimated 1.93 percent increase in Economic NII (net interest income), while a -200 basis points shift would have lowered Economic NII by an estimated 2.58 percent. This compares with an estimated 0.60 percent and 1.39 percent, respectively, at December 31, 2004. Economic NII adjusts our reported NII for the effect of certain non-interest, DDA-related, fee and expense items. Those adjustment items are innately liability-sensitive, meaning that reported NII is more asset-sensitive than is Economic NII.

ECONOMIC NII

                                                     DECEMBER 31,   MARCH 31,
(DOLLARS IN MILLIONS)                                    2004         2005
-------------------------------------------------    ------------   ---------
+200 basis points................................       $10.9         $36.4
as a percentage of base case NII.................        0.60%         1.93%
-200 basis points................................      $(25.0)       $(48.6)
as a percentage of base case NII.................        1.39%         2.58%

     In the case of non-parallel yield curve changes, we remain asset-sensitive to changes in long-term rates (with short-term rates held constant). However, the changes indicated above that caused increased asset-sensitivity to parallel rate shifts also had the effect of extinguishing our previous short-rate liability-sensitivity. Economic NII now shows rough neutrality to short-term rate changes (with long-term rates held constant), while reported NII is now very modestly short-rate asset-sensitive.

     ALM ACTIVITIES

     In general, our unhedged, core balance sheet is asset sensitive, meaning that our loans generally re-price more quickly than our core deposits. In managing the interest sensitivity of our balance sheet, we use the ALM securities portfolio and derivatives positions as our primary tools. During the quarter we continued to allow maturations in our relatively short duration ALM securities to help support loan growth. Together with the continued maturation of our existing derivative hedges, this had the effect of modestly increasing our asset-sensitivity during the course of the first quarter.

     ALM INVESTMENTS

     At March 31, 2005, our securities available for sale portfolio included $10.2 billion of securities for ALM purposes, unchanged from the December 31, 2004 level. During the first quarter 2005, we allowed our ALM fixed rate portfolio to run-off as part of our strategy to allow our core asset sensitivity to increase. The overall portfolio size remained relatively constant by making new investments in floating rate securities. The estimated effective duration of the ALM portfolio was managed within a range of 2.0 to 2.8. The estimated ALM portfolio effective duration was 2.2 at March 31, 2005, compared to 2.3 at December 31, 2004. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.2 suggests an expected price change of approximately minus 2.2 percent for an immediate one percent rise in interest rates.

     ALM DERIVATIVES

     We also continued to allow our ALM derivatives to mature and reduced the net level of interest rate derivatives by $1.2 billion during the quarter. This strategy further contributed to our rising core asset-sensitivity. For additional discussion of derivative instruments and our hedging strategies, see
Note 8 to our

Consolidated Financial Statements included in this report and Note 18 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     TRADING ACTIVITIES

     Effective January 1, 2005, the Securities Trading and Institutional Sales department, which serves the fixed-income needs of our institutional clients, was combined with the retail brokerage operations of our broker/dealer subsidiary, UnionBanc Investment Services LLC. The vast majority of our securities trading income comes from customer-related transactions. UnionBanc Investment Services LLC's trading risk is closely monitored and tightly controlled using the existing Value-at-Risk methodology.

     We began marketing energy derivatives contracts to existing energy industry customers, primarily oil and gas producers, in late 2004, in order to meet their hedging needs. Volume increased from $42 million in notional amount of contracts outstanding as of December 31, 2004 to $440 million as of March 31, 2005. Consistent with our customer interest rate derivatives business, all transactions are fully matched to remove market risk, with income produced from the credit spread earned.

     For additional information about our market risk, please see "Quantitative and Qualitative Disclosures about Market Risk" in "Management Discussion and Analysis of Financial Condition and Results of Operation" in our Annual Report on Form 10-K for the year ended December 31, 2004.

LIQUIDITY RISK

     Liquidity risk represents the potential for loss as a result of limitations on our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The ALM Policy approved by the Finance and Capital Committee of the Board requires regular reviews of our liquidity by ALCO. ALCO conducts monthly ongoing reviews of our liquidity situation as well as regular updates to our CEO Forum, which approves our Liquidity Contingency Plan. Liquidity is managed through this ALCO coordination process on an entity-wide basis, encompassing all major business units. The operating management of liquidity is implemented through the funding and investment functions of the Global Markets Group. Our liquidity management draws upon the strengths of our extensive retail and commercial core deposit franchise, coupled with the ability to obtain funds for various terms in a variety of domestic and international money markets. Our securities portfolio represents a significant source of additional liquidity.

     Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common stockholders' equity, funded 83 percent of average total assets of $48.3 billion in the first quarter 2005. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, large time deposits, foreign deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper, and other borrowings. In the fourth quarter 2003, we issued $400 million in long-term subordinated debt. In February 2004, we used a portion of the net proceeds (approximately $350 million) from the sale of these securities to redeem our outstanding Trust Notes with the remainder of the net proceeds from this offering used for general corporate purposes.

     The securities portfolio provides additional enhancement to our liquidity position, which may be created through either security sales or repurchase agreements. At March 31, 2005, we could have sold or transferred under repurchase agreements over $7 billion of our available for sale securities, although no portion of this balance was encumbered at March 31, 2005. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold, and trading account securities. The aggregate balance of these assets averaged $1.0 billion in the first quarter 2005. Additional liquidity may be provided through loan maturities and sales.

REGULATORY CAPITAL

     The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios.

UNIONBANCAL CORPORATION


                                                                                     MINIMUM
                            MARCH 31,         DECEMBER 31,        MARCH 31,         REGULATORY
(DOLLARS IN THOUSANDS)         2004              2004               2005            REQUIREMENT
----------------------- -----------------  -----------------  -----------------  -----------------
CAPITAL COMPONENTS
Tier 1 capital..........   $ 3,510,616        $ 3,817,698       $ 3,728,822
Tier 2 capital..........       946,422            968,294           968,292
                        -----------------  -----------------  -----------------
Total risk-based
  capital...............   $ 4,457,038        $ 4,785,992       $ 4,697,114
                        =================  =================  =================
Risk-weighted assets....   $34,132,921        $39,324,859       $41,167,052
                        =================  =================  =================
Quarterly average
  assets................   $42,597,143        $47,168,683       $47,892,405
                        =================  =================  =================

CAPITAL RATIOS            AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT    RATIO     AMOUNT   RATIO
----------------------- ---------- ------  ---------- ------  ---------- ------   ---------- -----
Total capital (to risk-
  weighted assets)..... $4,457,038  13.06% $4,785,992  12.17% $4,697,114  11.41% >$3,293,364  8.0%
                                                                                 -
Tier 1 capital (to
  risk-weighted assets)  3,510,616  10.29   3,817,698   9.71   3,728,822   9.06  > 1,646,682  4.0
                                                                                 -
Leverage(1)............  3,510,616   8.24   3,817,698   8.09   3,728,822   7.79  > 1,915,696  4.0
                                                                                 -
-------------

(1) Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

UNION BANK OF CALIFORNIA, N.A.

                                                                                      MINIMUM       "WELL-CAPITALIZED"
                            MARCH 31,         DECEMBER 31,         MARCH 31,        REGULATORY          REGULATORY
(DOLLARS IN THOUSANDS)         2004                2004              2005           REQUIREMENT         REQUIREMENT
----------------------- -----------------  -----------------  -----------------  -----------------  -----------------
CAPITAL COMPONENTS
Tier 1 capital.........    $ 3,513,066        $ 3,597,738       $ 3,719,837
Tier 2 capital.........        479,639            493,756           492,259
                        -----------------  -----------------  -----------------
Total risk-based
  capital..............    $ 3,992,705        $ 4,091,494       $ 4,212,096
                        =================  =================  =================
Risk-weighted assets...    $33,506,773        $38,711,682       $40,563,339
                        =================  =================  =================
Quarterly average
  assets...............    $42,045,737        $46,588,762       $47,267,803
                        =================  =================  =================

CAPITAL RATIOS            AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT    RATIO
----------------------- ---------- ------  ---------- ------  ---------- ------  ----------- -----  ----------  -----
Total capital (to risk-
  weighted assets)..... $3,992,705  11.92% $4,091,494  10.57% $4,212,096  10.38% >$3,245,067  8.0% >$4,056,334   10.0%
                                                                                 -                 -
Tier 1 capital (to
  risk-weighted assets)  3,513,066  10.48   3,597,738   9.29   3,719,837   9.17  > 1,622,534  4.0  > 2,433,800    6.0
                                                                                 -                 -
Leverage(1)............  3,513,066   8.36   3,597,738   7.72   3,719,837   7.87  > 1,890,712  4.0  > 2,363,390    5.0
                                                                                 -                 -
-------------

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

     The decrease in our capital ratios from March 31, 2004, was attributable to higher risk-weighted assets. Our Leverage ratio decrease was primarily attributable to a $5 billion, or 12 percent, increase in quarterly average assets, which was substantially the result of increases in both our residential mortgage and commercial loan portfolios.

     As of March 31, 2005, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

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


                         COMMUNITY BANKING                      COMMERCIAL
                          AND INVESTMENT                         FINANCIAL                        INTERNATIONAL
                          SERVICES GROUP                      SERVICES GROUP                      BANKING GROUP
                         -----------------                   -----------------                   ---------------
                          AS OF THE THREE    2005 VS. 2004    AS OF THE THREE    2005 VS. 2004   AS OF THE THREE   2005 VS. 2004
                           MONTHS ENDED        INCREASE/       MONTHS ENDED        INCREASE/       MONTHS ENDED      INCREASE/
                              MARCH 31,       (DECREASE)         MARCH 31,        (DECREASE)        MARCH 31,       (DECREASE)
                         -----------------  ---------------  -----------------  ---------------  ---------------  ---------------
                           2004     2005    AMOUNT  PERCENT    2004     2005     AMOUNT PERCENT    2004    2005    AMOUNT PERCENT
                         -------- --------  ------- -------  -------- --------  ------- -------  ------- -------  ------- -------
RESULTS OF OPERATIONS
  AFTER PERFORMANCE
  CENTER EARNINGS
 (DOLLARS IN THOUSANDS):
  Net interest income
   (expense)...........  $174,713 $220,822  $46,109      26% $157,487 $198,136  $40,649      26% $ 7,575 $ 7,471  $  (104)    (1)%
  Noninterest income...   116,600  133,433   16,833      14    69,627   64,793   (4,834)     (7)  18,189  17,658     (531)    (3)
                         -------- --------  -------          -------- --------  -------          ------- -------  -------
  Total revenue........   291,313  354,255   62,942      22   227,114  262,929   35,815      16   25,764  25,129     (635)    (2)
  Noninterest expense..   218,956  256,782   37,826      17   104,627  108,862    4,235       4   15,683  18,345    2,662     17
  Credit expense.......     7,786    8,910    1,124      14    31,226   23,667   (7,559)    (24)     605     436     (169)   (28)
                         -------- --------  -------          -------- --------  -------          ------- -------  -------
  Income before income
    tax expense........    64,571   88,563   23,992      37    91,261  130,400   39,139      43    9,476   6,348   (3,128)   (33)
  Income tax expense...    24,698   33,875    9,177      37    28,303   43,080   14,777      52    3,625   2,428   (1,197)   (33)
                         -------- --------  -------          -------- --------  -------          ------- -------  -------
  Net income (loss)....  $ 39,873 $ 54,688  $14,815      37  $ 62,958 $ 87,320  $24,362      39  $ 5,851 $ 3,920  $(1,931)   (33)
                         ======== ========  =======          ======== ========  =======          ======= =======  =======
PERFORMANCE CENTER
  EARNINGS (DOLLARS IN
  THOUSANDS):
  Net interest income..  $    170 $     98  $   (72)    (42) $   (129)$   (166) $   (37)    (29) $     9 $    15  $     6     67
  Noninterest income...   (10,552)  (4,409)   6,143      58    16,618   10,424   (6,194)    (37)     273     548      275    101
  Noninterest expense..    (9,195)  (3,639)   5,556      60     9,576    4,187   (5,389)    (56)      43     204      161    374
  Net income (loss)....      (750)    (426)     324      43     4,305    3,836     (469)    (11)     147     222       75     51
  Total loans (dollars
    in millions).......        27       26       (1)     (4)      (44)     (57)     (13)    (30)      --      --       --     na
AVERAGE BALANCES(DOLLARS
  IN MILLIONS):
  Total loans(1).......  $ 12,092 $ 14,514  $ 2,422      20  $ 12,085 $ 14,851  $ 2,766      23  $ 1,565 $ 1,627  $    62      4
  Total assets.........    13,310   15,918    2,608      20    14,192   18,011    3,819      27    2,004   2,016       12      1
  Total deposits(1)....    18,666   20,268    1,602       9    13,338   14,874    1,536      12    1,663   1,582      (81)    (5)
FINANCIAL RATIOS:
  Risk adjusted return
    on capital(2)......        23%      28%                        17%      22%                       41%     25%
  Return on average
    assets(2)..........      1.20     1.39                       1.78     1.97                      1.17    0.79
  Efficiency ratio(3)..     75.16    72.49                      46.07    41.40                     60.87   73.00



                             GLOBAL                                                                 UNIONBANCAL
                          MARKETS GROUP                            OTHER                            CORPORATION
                         ---------------                     ------------------                  -----------------
                         AS OF THE THREE    2005 VS 2004      AS OF THE THREE    2005 VS 2004     AS OF THE THREE
                          MONTHS ENDED        INCREASE/         MONTHS ENDED      INCREASE/        MONTHS ENDED
                             MARCH 31,       (DECREASE)           MARCH 31,      (DECREASE)          MARCH 31,
                         ---------------  -----------------  ------------------ ---------------  ----------------- ---------------
                           2004    2005    AMOUNT   PERCENT    2004     2005    AMOUNT  PERCENT    2004     2005   AMOUNT  PERCENT
                         ------- -------  --------  -------  -------- --------- ------- -------  -------- -------- ------  -------
RESULTS OF OPERATIONS
  AFTER PERFORMANCE
  CENTER EARNINGS
 (DOLLARS IN THOUSANDS):
  Net interest income
   (expense)...........  $38,440 $(6,253) $(44,693)   (116)% $ 22,206 $  20,623 $(1,583)    (7)% $400,421 $440,799 $40,378     10%
  Noninterest income...    1,541     839      (702)    (46)     5,248     6,038     790     15    211,205  222,761  11,556      5
                         ------- -------  --------           -------- --------- -------          -------- -------- -------
  Total revenue........   39,981  (5,414)  (45,395)   (114)    27,454    26,661    (793)    (3)   611,626  663,560  51,934      8
  Noninterest expense..    6,427   4,183    (2,244)    (35)    27,413    19,295  (8,118)   (30)   373,106  407,467  34,361      9
  Credit expense
   (income)............       50      55         5      10    (44,667)  (41,068)  3,599     (8)    (5,000)  (8,000) (3,000)    60
                         ------- -------  --------           -------- --------- -------          -------- -------- -------
  Income (loss) before
    income tax expense
    (benefit)..........   33,504  (9,652)  (43,156)   (129)    44,708    48,434   3,726      8    243,520  264,093  20,573      8
  Income tax expense
    (benefit)..........   12,815  (3,692)  (16,507)   (129)    16,592     6,425 (10,167)   (61)    86,033   82,116  (3,917)    (5)
                         ------- -------  --------           -------- --------- -------          -------- -------- -------
  Net income (loss)....  $20,689 $(5,960) $(26,649)   (129)  $ 28,116 $  42,009 $13,893     49   $157,487 $181,977 $24,490     16
                         ======= =======  ========           ======== ========= =======          ======== ======== =======
PERFORMANCE CENTER
  EARNINGS (DOLLARS IN
  THOUSANDS):
  Net interest income..  $  (150)$  (106) $     44      29   $    100 $     159 $    59     59   $     -- $     -- $    --     na
  Noninterest income...  (10,196) (9,679)      517       5      3,857     3,116    (741)   (19)        --       --      --     na
  Noninterest expense..   (1,906) (1,442)      464      24      1,482       690    (792)   (53)        --       --      --     na
  Net income (loss)....   (5,212) (5,152)       60       1      1,510     1,520      10      1         --       --      --     na
  Total loans (dollars
    in millions).......       --      --        --      na         17        31      14     82         --       --      --     na
AVERAGE BALANCES
(DOLLARS IN MILLIONS):
  Total loans(1).......  $   126 $    64  $    (62)    (49)  $    274 $     247 $   (27)   (10)  $ 26,142 $ 31,303 $ 5,161     20
  Total assets.........   12,382  10,981    (1,401)    (11)     1,163     1,352     189     16     43,051   48,278   5,227     12
  Total deposits(1)....    1,100   1,764       664      60      1,173     1,181       8      1     35,940   39,669   3,729     10
FINANCIAL RATIOS:
  Risk adjusted return
    on capital(2)......        9     (3)%                          na        na                        na       na
  Return on average
    assets(2)..........     0.67   (0.22)                          na        na                      1.47     1.53%
  Efficiency ratio(3)..    16.08      nm                           na        na                     60.84    60.80

-----------------

(1) Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2)  Annualized

(3) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and provision for losses on off-balance sheet commitments, as a percentage of net interest income and noninterest income.

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

     During the first quarter 2005, net income increased by 37 percent over the same period in 2004, reflecting the group's continued focus on growing the consumer asset portfolio and attracting retail and small business deposits.

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

     Total core deposit growth demonstrates the group's continued success in attracting mass retail, affluent consumers and small business deposits through marketing activities, relationship management, increased and improved sales resources, new locations, and new products. Among the more successful marketing activities has been the "Power Bank" network, in Fresno, California and in the Central Coast region of California. These branches offer an expanded set of service options, extended hours and have been remodeled to improve the customer experience with facility enhancements. We do not, however, intend to expand the "Power Bank" to additional markets in 2005 until we better understand the return on our investment in facilities and improved service. The focus on enterprise-wide cross-sell has been particularly effective in our affluent market where a key strategy of The Private Bank is to expand its business by leveraging existing Bank client relationships. These activities, in the aggregate, have resulted in an increase of 12 percent in core deposits.

     The largest portion of the 14 percent increase in noninterest income was due to an increase in deposit fees and trust fees, which were attributable to the recently acquired portfolios from CNA Trust (renamed TruSource) and the BTM Trust Company. Overall, total revenues for the first quarter 2005 increased by over 22 percent compared to the first quarter 2004.

     The Community Banking and Investment Services Group is comprised of five major divisions: Community Banking, Wealth Management, Institutional Services and Asset Management, Consumer Asset Management, and Insurance Services

     COMMUNITY BANKING serves its customers through 312 full-service branches in California, 4 full-service branches in Oregon and Washington, and a network of 588 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our WEBSITE at WWW.UBOC.COM. In addition, the division offers automated teller and point-of-sale merchant services.

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

     o through branches and business banking centers, which serve small businesses with annual sales up to $5 million; and

     o through in-store branches, which also serve consumers and small businesses.

     WEALTH MANAGEMENT provides comprehensive private banking services to our affluent clientele.

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

     o Institutional Services provides custody, corporate trust, and retirement plan services. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues and provides escrow services. Retirement Services provides a full range of defined benefit and defined contribution administrative services, including trustee services, administration, investment management, and 401(k) valuation services. The client base of Institutional Services includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers, and non-profit organizations. Institutional Services' strategy is to continue to leverage and expand its position in our target markets. The acquisition of CNA Trust Company (renamed TruSource) expanded our retirement processing capability by providing outsourcing services for direct distributors of retirement products, and strengthened capacity to support smaller plans. The acquisition of the corporate trust portfolio of BTM Trust Company enhanced our capability in the areas of municipal and project finance trustee and agent services.

     CONSUMER   ASSET   MANAGEMENT   provides  the   centralized   underwriting,
processing,   servicing,  collection  and  administration  for  consumer  assets including residential mortgages.

     INSURANCE  SERVICES  provides a wide range of risk management  services and
insurance   products  to  business  and  retail  customers  through  offices  in
California and Oregon.

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

     COMMERCIAL FINANCIAL SERVICES GROUP

     The Commercial Financial Services Group offers financing and cash management services to middle market and large corporate businesses primarily headquartered in the western United States. The group has continued to focus on specific geographic markets and industry segments such as energy, entertainment, and real estate. Relationship managers provide credit services, including commercial loans, accounts receivable and inventory financing, project financing, lease financing, trade financing, and real estate financing. In addition to credit services, the group offers cash management services delivered through deposit managers with significant industry expertise and experience in cash management solutions for businesses, correspondent banks and government entities.

     In the first quarter 2005, the increase in net income was due to significant growth in both loans and deposits. Net interest income increased by 26 percent due to higher demand deposits and a higher margin on deposits, resulting in a $41 million improvement over the prior year. Deposit growth came primarily from sales successes in middle market, corporate and real estate industries. In addition to new sales, pricing strategies to retain volume helped to offset the disintermediation associated with a rising interest rate environment. Our title/escrow deposits were not a significant source of growth in the first quarter.

     First quarter 2005 average loans increased by 23 percent over the same period last year. This is primarily due to the acquisition of Jackson Federal and continued improvement in our approach to the commercial real estate market. The margin on deposits improved through a combination of increased volume and higher internal valuation rates.

     The decrease in noninterest income was mainly attributable to lower deposit fees due to an increase in the earnings credit available to our wholesale customers as a result of higher interest rates; lower credit card fees as a result of the sale of the merchant portfolio; and lower syndication fees, offset by the first quarter gain in revenue of 16 percent. The increase in noninterest expense during the first quarter 2005, compared to the first quarter 2004, was primarily attributable to outside services expense from vendor bills paid on behalf of our commercial customers.

     The group's initiatives during 2005 will continue to include expanding wholesale deposit activities and increasing domestic trade financing. Loan strategies include originating, underwriting and syndicating loans in core competency markets, such as the California middle-market, corporate banking, commercial real estate, energy, entertainment, equipment leasing and commercial finance. The group is particularly strong in processing services, including services such as Automated Clearing House (ACH), check processing, and cash vault services.

     The Commercial Financial Services Group is comprised of the following business units:

     o    the Commercial Banking Division, which serves California middle-market
          and  large  corporate   companies  with  commercial   lending,   trade
          financing, and asset-based loans;

     o the Corporate Deposit and Treasury Management Division, which provides deposit and cash management expertise to middle-market and large corporate clients, government agencies and specialized industries and manages the Bank's web strategies for retail, small business, wealth management and commercial clients;

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

     The group's main strategy is to target industries and companies for which the group can reasonably expect to be one of a customer's primary banks. Consistent with its strategy, the group attempts to serve a large part of its targeted customers' credit and depository needs. The group competes with other banks primarily on the basis of the quality of its relationship managers, the level of industry expertise, the delivery of quality customer service, and its reputation as a "business bank". The group also competes with a variety of other financial services companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, the group competes with investment banks, commercial finance companies, leasing companies, and insurance companies.

     INTERNATIONAL BANKING GROUP

     Our International Banking Group primarily focuses on providing correspondent banking and trade finance related products and services to international financial institutions worldwide. This focus includes products and services such as letters of credit, international payments, collections and providing short-term financing. The majority of the revenue generated is from financial institutions domiciled outside the U.S.

     The group's business revolves around providing correspondent banking services and short-term financing, mostly to financial institutions. Net interest income in the first quarter 2005 was basically flat compared to same period last year despite a decline of $56 million in DDA balances and $196 million in Sweep balances due to our decision to exit from the Russian and former Soviet bloc markets. Adjusting for this decline, net interest income increased by $0.8 million or 13 percent. This growth was mainly a result of higher earnings credit rate on slightly higher core demand deposit balances partially offset by narrowing spreads on earning assets due to rising interest rates. The noninterest income decline was mainly attributable to reduced fees due to the exit from the Russian and former Soviet bloc markets. The increase in noninterest expense was attributable to costs incurred for compliance with anti-money laundering and Banking Secrecy Act regulations.

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

     GLOBAL MARKETS GROUP

     The Global Markets Group operates to support all of the Bank's business groups and serve the Company as a whole. This group is responsible for our treasury management, which encompasses wholesale funding, liquidity management, and interest rate risk management including the ALM securities portfolio management and derivatives hedging activities. These treasury management activities are carried out to counter-balance the residual risk positions of the Company's core balance sheet and to manage those risks conservatively within prudent guidelines. (For more discussion on these risk management activities, see "Quantitative and Qualitative Disclosures About Market Risk".) Associated with this function, the results of the treasury unit within this group includes the funds transfer pricing results for the entire company, which allocates to the other business segments their cost of funds on all asset categories and credit for funds on all liability categories. Another important function of the Global Markets Group is the offering of a broad range of market products and risk management products in its UBOC Markets unit. The products include foreign exchange and interest rate derivatives. In the fourth quarter 2004, this unit began offering certain energy commodity derivative hedge products on a limited scale, to serve our energy sector client base. The UBOC Markets unit includes the Bank's brokerage subsidiary, UnionBanc

Investment Services LLC, whose profitability flows into the Community Banking and Investment Services Group. The income of UBOC Markets attributable to business with our clients is allocated, through performance centers, to the business units.

     Total revenue for the first quarter of 2005 decreased compared to the first quarter of 2004, due mainly to the decrease in net interest income. The decrease in net interest income was primarily the result of a decline in income from ALM derivative hedges, and from the net impact of changes in transfer pricing rates over the period as market rates increased.

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

     o the Pacific Rim Corporate Group, with assets of $242 million at March 31, 2005, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered in Japan; and

     o    the residual costs of support groups.

     The first quarter 2005 financial results were impacted by the following factors:

     o Credit expense (income) of ($41.1) million was due to the difference between the $8.0 million reversal of provision for loan losses calculated under our US GAAP methodology and the $33.1 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

     o Net interest income is the result of differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

     o    Noninterest income $6.0 million;

     o    Noninterest  expense of $19.3 million declined partially  attributable
          to  lower   litigation   expenses  and  refinements  in  our  overhead
          allocations in the first quarter of 2005; and

     o Income tax expense included a credit adjustment of $10.0 million to reflect a reduction in reserves to the Internal Revenue Service with respect to the tax treatment of certain leasing transactions.

     The first quarter 2004 financial results were impacted by the following factors:

     o Credit expense (income) of ($44.7) million was due to the difference between the $5.0 million reversal in provision for loan losses calculated under our US GAAP methodology and the $39.7 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

     o Net interest income is the result of differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

     o    Noninterest income $5.2 million;

     o    Noninterest expense of $27.4 million; and

     o Income tax expense included a credit adjustment of $6.0 million to reflect a reduction in the estimate of California tax expense.

REGULATORY MATTERS

     On October 18, 2004, Union Bank of California International entered into a written agreement with the Federal Reserve Bank of New York relating to Union
Bank of California International's Bank Secrecy Act controls and processes. Union Bank of California International is wholly-owned by Union Bank of California, N.A., which is wholly-owned by UnionBanCal Corporation. Union Bank of California International is headquartered in New York City and, as an Edge Act subsidiary, is limited to engaging in international banking activities. Union Bank of California International is implementing a plan to strengthen its Bank Secrecy Act controls and processes.

     As previously disclosed in our December 31, 2004 Annual Report on Form 10-K, we expected and on March 23, 2005, Union Bank of California, N.A., did receive from the Office of the Comptroller of the Currency, its principal regulator, a memorandum of understanding, which requires Union Bank of California, N.A. to strengthen its Bank Secrecy Act and anti-money laundering controls and processes. The memorandum of understanding did not impose any fines or penalties.

     Management is committed to resolving the issues raised by the regulators and is continuing to take action aimed at resolving these matters.

     These regulatory matters may adversely affect UnionBanCal Corporation's and Union Bank of California, N.A.'s ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions.
However, neither this effect, Union Bank of California, N.A.'s memorandum of understanding with the Office of the Comptroller of the Currency, Union Bank of California International's agreement with the Federal Reserve Bank of New York, nor the financial impact of enhanced Bank Secrecy Act and anti-money laundering controls and processes, are expected to have a material adverse impact on the financial condition or results of operations of Union Bank of California, N.A. or UnionBanCal Corporation.

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

     In  this  document,   for  example,  we  make  forward-looking   statements
discussing our expectations about:

     o    Pending legal actions

     o    Credit quality and provision for credit losses

     o    Net interest income including income from derivative hedges

     o The impact of increases in interest rates and growth in our commercial loan portfolio on our net interest margin

     o    The impact of strategic investments on our business

     o    The unallocated portion of our allowance for credit losses

     o    Our sensitivity to changes in interest rates

     o    The asset sensitivity of our balance sheet

     o Increased regulatory controls and processes regarding Bank Secrecy Act and anti-money laundering matters

     o Trends in international markets, which could adversely affect our international correspondent banking business

     o Future legislative and regulatory developments, including the proposed repeal of Regulation Q

     There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our stock price, financial condition, and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in "Industry Factors" and "Company Factors."

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

     ADVERSE EFFECTS OF, OR CHANGES IN, BANKING OR OTHER LAWS AND REGULATIONS OR GOVERNMENTAL FISCAL OR MONETARY POLICIES COULD ADVERSELY AFFECT US

     We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This will likely continue in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, including requirements concerning enterprise-wide risk management and the proposed repeal of Regulation Q, barring payment of interest on business accounts. Additionally, our international activities may be subject to the laws and regulations of the jurisdiction in which business is being conducted. International laws, regulations and policies affecting us and our subsidiaries may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to The Bank of Tokyo-Mitsubishi, Ltd.'s controlling ownership of us, laws, regulations and policies adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future.

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

     The Check Clearing for the 21st Century Act (Check 21) became effective on October 28, 2004. Check 21 is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation (that is, the banking process by which cancelled original checks are not returned to the customer with the customer's regular bank statement). The law facilitates check truncation by creating a new negotiable instrument called a substitute check, which would permit banks to truncate original checks, to process check information electronically, and to deliver substitute checks to banks that want to continue receiving paper checks. The law does not require banks to accept checks in electronic form nor does it require banks to use the new authority granted by Check 21 to create substitute checks. In order to manage and control the changes which may be necessitated by Check 21, we have established a "Check 21 Initiative Project Management Structure," composed of representatives from many of our business, operating and support units. The objective of this initiative is to allow us to prioritize and allocate our resources and mitigate risk to our ongoing operations. It is not possible at this time to predict the long-term financial impact of Check 21 on our business.

     Refer to "Supervision and Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2004, and "Regulatory Matters" for discussion of other laws and regulations, including the Bank Secrecy Act and other anti-money laundering laws and regulations that may have a material effect on our business, prospects, results of operations and financial condition.

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

COMPANY FACTORS

     ADVERSE CALIFORNIA ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS

     A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the pace and scope of the recovery in the technology sector, and the California state government's continuing budgetary and fiscal difficulties. If economic conditions in California decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired. The State of California continues to face fiscal challenges, the long-term impact of which on the State's economy cannot be predicted with any certainty.

     ADVERSE ECONOMIC FACTORS AFFECTING CERTAIN INDUSTRIES WE SERVE COULD ADVERSELY AFFECT OUR BUSINESS

     We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to residential real estate, especially in California. Accordingly, a downturn in the real estate and housing industries in California could have an adverse effect on our operations and the quality of our real estate loan portfolio. Increases in residential mortgage loan interest rates could also have an adverse effect on our operations by depressing new mortgage loan originations. We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the commercial real estate industry, the communications / media industry, the retail industry, the airline industry, the power industry and the technology industry. Recent increases in fuel prices and energy costs have adversely affected businesses in several of these industries. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

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

     The Bank of Tokyo-Mitsubishi, Ltd., a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group, Inc., owns a majority of the outstanding shares of our common stock. As a result, The Bank of Tokyo-Mitsubishi, Ltd. can elect all of our directors and can control the vote on all matters, including: approval of mergers or other business combinations; a sale of all or substantially all of our assets; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to our common stock or other equity securities; and other matters that might be favorable to The Bank of Tokyo-Mitsubishi, Ltd. A majority of our directors are independent of The Bank of Tokyo-Mitsubishi, Ltd. and are not officers or employees of UnionBanCal Corporation or any of our affiliates, including The Bank of Tokyo-Mitsubishi, Ltd. However, because of The Bank of Tokyo-Mitsubishi, Ltd.'s control over the election of our directors, we could designate ourselves as a "controlled company" under the New York Stock Exchange Rules and could change the composition of our Board of Directors so that the Board would not have a majority of independent directors. The Bank of Tokyo-Mitsubishi, Ltd.'s ability to prevent an unsolicited bid for us or any other change in control could also have an adverse effect on the market price for our common stock.

     POSSIBLE FUTURE SALES OF OUR SHARES BY THE BANK OF TOKYO-MITSUBISHI, LTD. COULD ADVERSELY AFFECT THE MARKET FOR OUR STOCK

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

     Our ability to obtain regulatory approval of acquisitions is subject to constraints related to the Bank Secrecy Act, as described in "Supervision and Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2004, and above in "Regulatory Matters." Subject to our ability to successfully address these regulatory concerns, we may seek to acquire or invest in financial and non-financial companies that complement our business. There can be no assurance that we will be successful in completing any such acquisition or investment as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. In addition, we continue to evaluate the performance of all of our businesses and business lines and may sell a business or business line. Any acquisitions, divestitures or restructurings may result in the issuance of potentially dilutive equity securities, significant write-offs, including those related to goodwill and other intangible assets, and/or the incurrence of debt, any of which could have a material adverse effect on our business, results of operations and financial condition. Acquisitions, divestitures or restructurings could involve numerous additional risks including difficulties in obtaining any required regulatory approvals and in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, higher than expected deposit attrition (run-off), divestitures required by regulatory authorities, the disruption of our business, and the potential loss of key employees. There can be no assurance that we will be successful in addressing these or any other significant risks encountered.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A complete explanation concerning our market risk exposure is incorporated by reference to Part I, Item 2 of this document under the captions "Quantitative and Qualitative Disclosures About Market Risk," "Liquidity Risk," and "Factors That May Affect Future Results."

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2005. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

     During the quarter ended March 31, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     REPURCHASES OF EQUITY SECURITIES

     The following table presents repurchases by us of our equity securities during the first quarter 2005:


                                                                TOTAL NUMBER OF SHARES  APPROXIMATE DOLLAR VALUE
                                                                 PURCHASED AS PART OF        OF SHARES THAT
                           TOTAL NUMBER OF  AVERAGE PRICE PAID    PUBLICLY ANNOUNCED      MAY YET BE PURCHASED
PERIOD                    SHARES PURCHASED      PER SHARE             PROGRAMS            UNDER THE PROGRAMS
------------------------- ----------------  ------------------  ----------------------  ------------------------
JANUARY 2005

(January 24 - 25, 2005)..       80,000            $60.31                 80,000                $86,616,969
FEBRUARY 2005
(February 23 - 28,
  2005)..................    3,505,843(1)         $57.57              3,505,843(1)             $84,772,332(1)
MARCH 2005
(March 1 - 31, 2005).....      537,100            $62.33                537,100                $51,295,185(2)
                             ---------                                ---------
  TOTAL..................    4,122,943            $58.25              4,122,943
                             =========                                =========
---------------

(1) On February 23, 2005, UnionBanCal Corporation announced and acquired 3,475,843 shares of common stock from The Bank of Tokyo-Mitsubishi, Ltd.
     (BTM) at a per share price of $57.54 for a total of $200 million.

(2) In the first quarter of 2005, UnionBanCal Corporation used $40.1 million from the $200 million repurchase program announced on April 28, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on April 27, 2005 ("Annual Meeting"):

     ELECTION OF DIRECTORS: Each of the following persons was elected as a director to hold office until the 2006 Annual Meeting of Stockholders or until earlier retirement, resignation or removal.

NOMINEE                                        FOR         WITHHELD
----------------------------------------   -----------    ----------
Aida M. Alvarez.........................   140,193,425       388,998
David R. Andrews........................   140,301,956       280,467
L. Dale Crandall........................   138,712,561     1,869,861
Richard D. Farman.......................   138,513,579     2,068,843
Stanley F. Farrar.......................   119,305,877    21,276,545
Philip B. Flynn.........................   139,041,533     1,540,890
Michael J. Gillfillan...................   140,093,557       488,866
Ronald L. Havner, Jr....................   140,129,880       452,542
Norimichi Kanari........................   139,103,681     1,478,741
Mary S. Metz............................   139,353,106     1,229,317
Shigemitsu Miki.........................   112,302,023    28,280,400
Takahiro Moriguchi......................   112,105,479    28,476,944
Takashi Morimura........................   139,022,380     1,560,042
J. Fernando Niebla......................   140,249,161       333,262
Tetsuo Shimura..........................   138,986,087     1,596,336

     PROPOSAL TO AMEND THE YEAR 2000  UNIONBANCAL  CORPORATION  MANAGEMENT STOCK
PLAN: Proposal No. 2 to increase the number of shares of common stock which may be awarded under the Year 2000 UnionBanCal Corporation Management Stock Plan received the following votes:

     FOR:.............................................   113,810,784
     AGAINST:.........................................    20,813,230
     ABSTAIN:.........................................       256,470

     RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:
Proposal No. 3 to ratify the selection of Deloitte & Touche LLP as the independent registered public accounting firm of UnionBanCal Corporation received the following votes:

     FOR:.............................................   139,022,346
     AGAINST:.........................................     1,458,360
     ABSTAIN:.........................................       101,716

     STOCKHOLDER PROPOSAL REGARDING CONFIDENTIAL VOTING: Proposal No. 4 to approve a stockholder proposal regarding confidential voting received the following votes:

     FOR:.............................................   137,169,526
     AGAINST:.........................................     2,995,244
     ABSTAIN:.........................................       417,652

ITEM 6. EXHIBITS

   NO.                               DESCRIPTION
 ------   ----------------------------------------------------------------------
  10.1    Union Bank of California, N.A. Separation Pay Plan (Effective April 1,
          2005)(1)

  10.2 Form of 2005 Nonqualified Stock Option Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan(1)

  31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1    Certification  of the Chief  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2    Certification  of the Chief  Financial  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------------

(1) Filed as an exhibit to the UnionBanCal Corporation current report on Form 8-K, dated March 22, 2005, and incorporated by reference herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UnionBanCal Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       UNIONBANCAL CORPORATION
                                            (Registrant)



Date:  May 9, 2005                     By:        /S/ NORIMICHI KANARI
                                          --------------------------------------
                                                      Norimichi Kanari
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                               (Principal Executive Officer)



Date:  May 9, 2005                     By:       /S/ DAVID I. MATSON
                                          --------------------------------------
                                                     David I. Matson
                                                    VICE CHAIRMAN AND
                                                 CHIEF FINANCIAL OFFICER
                                              (Principal Financial Officer)



Date:  May 9, 2005                     By:      /S/ DAVID A. ANDERSON
                                          --------------------------------------
                                                    David A. Anderson
                                           SENIOR VICE PRESIDENT AND CONTROLLER
                                               (Chief Accounting Officer)