Form 10-Q
period 2005-06-30
UNIONBANCAL CORP
filed 2005-08-08
CIK 1011659

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


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
              (Address and zip code of principal executive offices)

                  Registrant's telephone number: (415) 765-2969

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                               ---  ---
     Number of shares of Common Stock outstanding at July 29, 2005: 144,447,257


================================================================================

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
PART I                                                                    ------

FINANCIAL INFORMATION

  Consolidated Financial Highlights......................................      2
  Item 1. Financial Statements:
    Condensed Consolidated Statements of Income..........................      4
    Condensed Consolidated Balance Sheets................................      5
    Condensed Consolidated Statements of Changes in Stockholders' Equity.      6
    Condensed Consolidated Statements of Cash Flows......................      7
    Notes to Condensed Consolidated Financial Statements.................      8
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
    Introduction.........................................................     24
    Executive Overview...................................................     24
    Critical Accounting Policies.........................................     25
    Financial Performance................................................     26
    Net Interest Income..................................................     30
    Noninterest Income...................................................     33
    Noninterest Expense..................................................     33
    Income Tax Expense...................................................     34
    Loans................................................................     34
    Cross-Border Outstandings............................................     36
    Reversal of Allowances for Credit Losses.............................     36
    Allowances for Credit Losses.........................................     36
    Nonperforming Assets.................................................     40
    Loans 90 Days or More Past Due and Still Accruing....................     41
    Quantitative and Qualitative Disclosures About Market Risk...........     41
    Liquidity Risk.......................................................     43
    Regulatory Capital...................................................     43
    Business Segments....................................................     44
    Regulatory Matters...................................................     52
    Factors That May Affect Future Results...............................     53
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.....     59
  Item 4. Controls and Procedures........................................     59

PART II

OTHER INFORMATION
  Item 1. Legal Proceedings..............................................     60
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....     60
  Item 4. Submission of Matters to a Vote of Security Holders............     60
  Item 6. Exhibits.......................................................     61
  Signatures.............................................................     62

                          PART I. FINANCIAL INFORMATION
                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)

                                                                    AS OF AND FOR THE
                                                                    THREE MONTHS ENDED
                                                                --------------------------
                                                                  JUNE 30,       JUNE 30,    PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                       2004           2005       CHANGE
--------------------------------------------------------------  -----------    -----------  ---------
RESULTS OF OPERATIONS:
   Net interest income(1).....................................  $   400,661    $   464,874      16.03%
   Reversal of allowance for loan losses......................      (10,000)       (11,000)     10.00
   Noninterest income.........................................      331,010        221,350     (33.13)
   Noninterest expense(2).....................................      376,402        409,190       8.71
                                                                -----------    -----------
   Income before income taxes(1)..............................      365,269        288,034     (21.14)
   Taxable-equivalent adjustment..............................          803          1,018      26.77
   Income tax expense.........................................      133,369         99,834     (25.14)
                                                                -----------    -----------
   Net income.................................................  $   231,097    $   187,182     (19.00)
                                                                ===========    ===========
PER COMMON SHARE:
   Net income--basic..........................................  $      1.56    $      1.29     (17.31)%
   Net income--diluted........................................         1.54           1.27     (17.53)
   Dividends(3)...............................................         0.36           0.41      13.89
   Book value (end of period).................................        26.98          29.51       9.38
   Common shares outstanding (end of period)(4)...............  147,845,160    144,205,458      (2.46)
   Weighted average common shares outstanding--basic(4).......  147,687,350    144,547,697      (2.13)
   Weighted average common shares outstanding--diluted(4).....  150,183,938    147,222,390      (1.97)
BALANCE SHEET (END OF PERIOD):
   Total assets...............................................  $46,295,831    $51,178,058      10.55%
   Total loans................................................   27,594,271     32,498,221      17.77
   Nonaccrual loans...........................................      178,062         66,063     (62.90)
   Nonperforming assets.......................................      183,913         68,945     (62.51)
   Total deposits.............................................   39,367,911     42,730,027       8.54
   Medium and long-term debt..................................      800,988        821,664       2.58
   Junior subordinated debt...................................       16,017         15,564      (2.83)
   Stockholders' equity.......................................    3,988,676      4,254,991       6.68
BALANCE SHEET (PERIOD AVERAGE):
   Total assets...............................................  $44,611,351    $49,465,234      10.88%
   Total loans................................................   26,838,622     32,223,991      20.07
   Earning assets.............................................   40,351,016     44,482,833      10.24
   Total deposits.............................................   37,810,048     40,723,333       7.71
   Stockholders' equity.......................................    3,933,788      4,145,150       5.37
FINANCIAL RATIOS:
   Return on average assets(5)................................         2.08%          1.52%
   Return on average stockholders' equity(5)..................        23.63          18.11
   Efficiency ratio(6)........................................        51.44          60.59
   Net interest margin(1).....................................         3.98           4.18
   Dividend payout ratio......................................        23.08          31.78
   Tangible equity ratio......................................         7.88           7.41
   Tier 1 risk-based capital ratio............................        10.46           8.88
   Total risk-based capital ratio.............................        13.07          11.01
   Leverage ratio.............................................         8.36           7.77
   Allowance for credit losses to total loans(7)..............         1.82           1.47
   Allowance for credit losses to nonaccrual loans(7).........       281.60         721.05
   Net loans charged off (recovered) to average total loans(5)         0.15          (0.02)
   Nonperforming assets to total loans and foreclosed assets..         0.67           0.21
   Nonperforming assets to total assets.......................         0.40           0.13

------------------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) Included in noninterest expense at June 30, 2005 was a $4 million reversal of the allowance for losses on off-balance sheet commitments.
(3) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.
(4) Common shares outstanding reflects common shares issued less treasury shares.
(5)  Annualized.
(6) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the provision for losses on off-balance sheet commitments, as a percentage of net interest income (taxable-equivalent basis) and noninterest income.
(7) The allowance for credit losses ratios include the allowance for losses on off-balance sheet commitments.

                          PART I. FINANCIAL INFORMATION
                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)

                                                                    AS OF AND FOR THE
                                                                     SIX MONTHS ENDED
                                                                --------------------------
                                                                  JUNE 30,       JUNE 30,    PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                       2004           2005       CHANGE
--------------------------------------------------------------  -----------    -----------  ---------
RESULTS OF OPERATIONS:
   Net interest income(1).....................................  $   801,884    $   906,728      13.07%
   Reversal of allowance for loan losses......................      (15,000)       (19,000)     26.67
   Noninterest income.........................................      542,215        444,111     (18.09)
   Noninterest expense(2).....................................      749,508        816,657       8.96
                                                                -----------    -----------
   Income before income taxes(1)..............................      609,591        553,182      (9.25)
   Taxable-equivalent adjustment..............................        1,605          2,073      29.16
   Income tax expense.........................................      219,402        181,950     (17.07)
                                                                -----------    -----------
   Net income.................................................  $   388,584    $   369,159      (5.00)
                                                                ===========    ===========
PER COMMON SHARE:
   Net income--basic..........................................  $      2.63    $      2.53      (3.80)%
   Net income--diluted........................................         2.59           2.49      (3.86)
   Dividends(3)...............................................         0.67           0.77      14.93
   Book value (end of period).................................        26.98          29.51       9.38
   Common shares outstanding (end of period)(4)...............  147,845,160    144,205,458      (2.46)
   Weighted average common shares outstanding--basic(4).......  147,543,824    145,765,905      (1.21)
   Weighted average common shares outstanding--diluted(4).....  149,991,567    148,412,390      (1.05)
BALANCE SHEET (END OF PERIOD):
   Total assets...............................................  $46,295,831    $51,178,058      10.55%
   Total loans................................................   27,594,271     32,498,221      17.77
   Nonaccrual loans...........................................      178,062         66,063     (62.90)
   Nonperforming assets.......................................      183,913         68,945     (62.51)
   Total deposits.............................................   39,367,911     42,730,027       8.54
   Medium and long-term debt..................................      800,988        821,664       2.58
   Junior subordinated debt...................................       16,017         15,564      (2.83)
   Stockholders' equity.......................................    3,988,676      4,254,991       6.68
BALANCE SHEET (PERIOD AVERAGE):
   Total assets...............................................  $43,831,266    $48,874,761      11.51%
   Total loans................................................   26,490,239     31,765,930      19.92
   Earning assets.............................................   39,613,622     43,974,939      11.01
   Total deposits.............................................   36,874,787     40,198,996       9.01
   Stockholders' equity.......................................    3,941,855      4,176,724       5.96
FINANCIAL RATIOS:
   Return on average assets(5)................................         1.78%          1.52%
   Return on average stockholders' equity(5)..................        19.82          17.82
   Efficiency ratio(6)........................................        55.72          60.69
   Net interest margin(1).....................................         4.07           4.14
   Dividend payout ratio......................................        25.48          30.43
   Tangible equity ratio......................................         7.88           7.41
   Tier 1 risk-based capital ratio............................        10.46           8.88
   Total risk-based capital ratio.............................        13.07          11.01
   Leverage ratio.............................................         8.36           7.77
   Allowance for credit losses to total loans(7)..............         1.82           1.47
   Allowance for credit losses to nonaccrual loans(7).........       281.60         721.05
   Net loans charged off to average total loans(5)............         0.17          (0.04)
   Nonperforming assets to total loans and foreclosed assets..         0.67           0.21
   Nonperforming assets to total assets.......................         0.40           0.13

-----------------------------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2) Included in noninterest expense at June 30, 2005 was a $1 million reversal of the allowance for losses on off-balance sheet commitments.
(3) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.
(4) Common shares outstanding reflects common shares issued less treasury shares.
(5)  Annualized.
(6) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the provision for losses on off-balance sheet commitments, as a percentage of net interest income (taxable-equivalent basis) and noninterest income.
(7) The allowance for credit losses ratios include the allowance for losses on off-balance sheet commitments.

ITEM 1. FINANCIAL STATEMENTS

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                           ENDED JUNE 30,                ENDED JUNE 30,
                                                       -----------------------     ------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)            2004           2005         2004           2005
-----------------------------------------------------  --------       --------     --------      ----------
INTEREST INCOME
   Loans.............................................  $328,372       $451,664     $663,701      $  867,429
   Securities........................................   108,064        102,530      213,910         203,299
   Interest bearing deposits in banks................     1,121          1,892        2,029           3,994
   Federal funds sold and securities purchased
     under resale agreements.........................     2,928          5,256        4,887           7,629
   Trading account assets............................       861            998        1,418           1,840
                                                       --------       --------     --------      ----------
     Total interest income...........................   441,346        562,340      885,945       1,084,191
                                                       --------       --------     --------      ----------
INTEREST EXPENSE
   Domestic deposits.................................    32,123         64,792       65,733         119,354
   Foreign deposits..................................     2,761          8,154        4,893          14,330
   Federal funds purchased and securities sold under
     repurchase agreements...........................       552          8,217        1,233          15,672
   Commercial paper..................................     1,051          7,807        2,186          12,367
   Medium and long-term debt.........................     3,693          7,459        6,832          13,991
   Trust notes.......................................       130            238        2,311             476
   Other borrowed funds..............................     1,178          1,817        2,478           3,346
                                                       --------       --------     --------      ----------
     Total interest expense..........................    41,488         98,484       85,666         179,536
                                                       --------       --------     --------      ----------
NET INTEREST INCOME..................................   399,858        463,856      800,279         904,655
   Reversal of allowance for loan losses(1)..........   (10,000)       (11,000)     (15,000)        (19,000)
                                                       --------       --------     --------      ----------
     Net interest income after reversal of allowance
       for loan losses...............................   409,858        474,856      815,279         923,655
                                                       --------       --------     --------      ----------
NONINTEREST INCOME
   Service charges on deposit accounts...............    90,031         80,757      171,127         161,212
   Trust and investment management fees..............    36,788         41,590       72,610          83,553
   Insurance commissions.............................    18,652         19,340       40,387          41,357
   International commissions and fees................    18,102         18,326       35,647          36,000
   Merchant banking fees.............................     7,714         18,114       15,181          24,380
   Foreign exchange gains, net.......................     8,294          9,296       16,638          18,236
   Brokerage commissions and fees....................     8,023          8,605       16,320          17,577
   Card processing fees, net.........................    15,456          6,464       24,248          12,071
   Securities gains (losses), net....................        (4)       (13,313)       1,618         (12,969)
   Other.............................................   127,954         32,171      148,439          62,694
                                                       --------       --------     --------      ----------
     Total noninterest income........................   331,010        221,350      542,215         444,111
                                                       --------       --------     --------      ----------
NONINTEREST EXPENSE
   Salaries and employee benefits....................   217,597        241,653      437,020         481,133
   Net occupancy.....................................    32,173         34,681       63,755          68,206
   Outside services..................................    17,406         27,320       33,865          49,216
   Equipment.........................................    16,883         17,292       34,154          35,025
   Professional services.............................    10,290         20,682       21,593          34,392
   Software..........................................    12,908         15,617       25,903          30,245
   Communications....................................    11,810         11,067       23,968          22,603
   Foreclosed asset expense (income).................        17         (2,577)         536          (2,171)
   Reversal of allowance for losses on off-balance
     sheet commitments(1)............................        --         (4,000)          --          (1,000)
   Other.............................................    57,318         47,455      108,714          99,008
                                                       --------       --------     --------      ----------
     Total noninterest expense.......................   376,402        409,190      749,508         816,657
                                                       --------       --------     --------      ----------
   Income before income taxes........................   364,466        287,016      607,986         551,109
   Income tax expense................................   133,369         99,834      219,402         181,950
                                                       --------       --------     --------      ----------
NET INCOME...........................................  $231,097       $187,182     $388,584      $  369,159
                                                       ========       ========     ========      ==========
NET INCOME PER COMMON SHARE--BASIC...................  $   1.56       $   1.29     $   2.63      $     2.53
                                                       ========       ========     ========      ==========
NET INCOME PER COMMON SHARE--DILUTED.................  $   1.54       $   1.27     $   2.59      $     2.49
                                                       ========       ========     ========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC....   147,687        144,548      147,544         145,766
                                                       ========       ========     ========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED..   150,184        147,222      149,992         148,412
                                                       ========       ========     ========      ==========
----------------------------

(1) Beginning in the quarter ended March 31, 2005, the net change in the allowance for losses on off-balance sheet commitments was recognized separately from the change in the allowance for loan losses. Prior periods have not been restated.

     See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      (UNAUDITED)                  (UNAUDITED)
                                                        JUNE 30,    DECEMBER 31,      JUNE 30,
(DOLLARS IN THOUSANDS)                                    2004           2004          2005
----------------------------------------------------  -----------   ------------   -----------
ASSETS
Cash and due from banks.............................  $ 2,287,708   $  2,111,185   $ 2,339,527
Interest bearing deposits in banks..................      630,451        491,905       279,555
Federal funds sold and securities purchased under
  resale agreements.................................    1,156,650        944,950     2,782,105
                                                      -----------   ------------   -----------
     Total cash and cash equivalents................    4,074,809      3,548,040     5,401,187
Trading account assets..............................      307,334        236,331       321,134
Securities available for sale:
   Securities pledged as collateral.................       77,532        144,240       443,717
   Held in portfolio................................   12,151,635     11,000,754     9,905,235
Loans (net of allowance for loan losses: June 30,
  2004, $501,419; December 31, 2004, $407,156;
  June 30, 2005, $394,972)(1).......................   27,092,852     30,309,800    32,103,249
Due from customers on acceptances...................       52,867         55,914        54,189
Premises and equipment, net.........................      502,204        530,431       520,505
Intangible assets...................................       56,696         61,737        51,766
Goodwill............................................      315,356        450,961       450,669
Other assets........................................    1,664,546      1,759,813     1,926,407
                                                      -----------   ------------   -----------
     Total assets...................................  $46,295,831   $ 48,098,021   $51,178,058
                                                      ===========   ============   ===========
LIABILITIES
Domestic deposits:
   Noninterest bearing..............................  $19,255,245   $ 19,205,596   $20,730,332
   Interest bearing.................................   17,982,340     19,480,868    20,333,740
Foreign deposits:
   Noninterest bearing..............................      733,394        435,999       383,171
   Interest bearing.................................    1,396,932      1,053,373     1,282,784
                                                      -----------   ------------   -----------
     Total deposits.................................   39,367,911     40,175,836    42,730,027
Federal funds purchased and securities sold under
  repurchase agreements.............................      294,597        587,249       611,233
Commercial paper....................................      552,038        824,887     1,102,042
Other borrowed funds................................      180,426        172,549       132,368
Acceptances outstanding.............................       52,867         55,914        54,189
Other liabilities(1)................................    1,042,311      1,157,439     1,455,980
Medium and long-term debt...........................      800,988        816,113       821,664
Junior subordinated debt payable to subsidiary
  grantor trust.....................................       16,017         15,790        15,564
                                                      -----------   ------------   -----------
     Total liabilities..............................   42,307,155     43,805,777    46,923,067
                                                      -----------   ------------   -----------
Commitments and contingencies--See Note 9
STOCKHOLDERS' EQUITY
Preferred stock:
  Authorized 5,000,000 shares, no shares issued
    or outstanding as of June 30, 2004,
    December 31, 2004, and June 30, 2005............           --             --            --
Common stock, par value $1 per share at June 30,
  2004, December 31, 2004 and June 30, 2005:
  Authorized 300,000,000 shares, issued 149,126,860
    shares as of June 30, 2004, 152,191,818 shares
    as of December 31, 2004, and 153,581,401 shares
    as of June 30, 2005.............................      149,127        152,192       153,581
Additional paid-in capital..........................      712,255        881,928       948,611
Treasury stock--1,281,700 shares as of June 30,
  2004, 3,831,900 shares as of December 31, 2004
  and 9,375,943 shares as of June 30, 2005..........      (68,557)      (223,361)     (552,786)
Retained earnings...................................    3,289,676      3,526,312     3,774,097
Accumulated other comprehensive loss................      (93,825)       (44,827)      (68,512)
                                                      -----------   ------------   -----------
     Total stockholders' equity.....................    3,988,676      4,292,244     4,254,991
                                                      -----------   ------------   -----------
     Total liabilities and stockholders' equity.....  $46,295,831   $ 48,098,021   $51,178,058
                                                      ===========   ============   ===========
----------------------------

(1) On December 31, 2004, UnionBanCal Corporation transferred the allowance related to losses on off-balance sheet commitments of $83 million from the allowance for loan losses to other liabilities. At June 30, 2005, the allowance related to losses on off-balance sheet commitments was $82 million. Periods prior to December 31, 2004 have not been restated.

     See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                               ACCUMULATED     TOTAL
                                                           ADDITIONAL                             OTHER        STOCK-
                                       NUMBER     COMMON    PAID-IN    TREASURY    RETAINED   COMPREHENSIVE    HOLDERS'
(IN THOUSANDS, EXCEPT SHARES)        OF SHARES    STOCK     CAPITAL      STOCK     EARNINGS   INCOME (LOSS)    EQUITY
----------------------------------  -----------  --------  ----------  ---------  ----------  -------------  ----------
BALANCE DECEMBER 31, 2003.........  146,000,156  $146,000  $  555,156  $ (12,846) $2,999,884  $      52,242  $3,740,436
                                                 --------  ----------  ---------  ----------  -------------  ----------
Comprehensive income
  Net income--For the six months
    ended June 30, 2004...........                                                   388,584                    388,584
  Other comprehensive income,
    net of tax:
    Net change in unrealized
      gains on cash flow hedges...                                                                  (37,753)    (37,753)
    Net change in unrealized
      losses on securities
      available for sale..........                                                                 (108,834)   (108,834)
    Foreign currency translation
      adjustment..................                                                                      520         520
                                                                                                             ----------
Total comprehensive income........                                                                              242,517
Dividend reinvestment plan........          308                    17                                                17
Deferred compensation--restricted.
  stock awards....................                                                       130                        130
Stock options exercised...........    1,117,677     1,118      44,687                                            45,805
Stock issued in acquisitions......    2,008,719     2,009     112,569                                           114,578
Common stock repurchased(1).......                               (174)   (55,711)                               (55,885)
Dividends declared on common
  stock, $0.67 per share(2).......                                                   (98,922)                   (98,922)
                                                 --------  ----------  ---------  ----------  -------------  ----------
Net change........................                  3,127     157,099    (55,711)    289,792       (146,067)    248,240
                                    -----------  --------  ----------  ---------  ----------  -------------  ----------
BALANCE JUNE 30, 2004.............  149,126,860  $149,127  $  712,255  $ (68,557) $3,289,676  $     (93,825) $3,988,676
                                    ===========  ========  ==========  =========  ==========  =============  ==========
BALANCE DECEMBER 31, 2004.........  152,191,818  $152,192  $  881,928  $(223,361) $3,526,312  $     (44,827) $4,292,244
                                                 --------  ----------  ---------  ----------  -------------  ----------
Comprehensive income
  Net income--For the six months
    ended June 30, 2005...........                                                   369,159                    369,159
  Other comprehensive income,
    net of tax:
    Net change in unrealized
      losses on cash flow hedges..                                                                  (11,983)    (11,983)
    Net change in unrealized
      losses on securities
      available for sale..........                                                                  (11,949)    (11,949)
    Foreign currency translation
      adjustment..................                                                                      263         263
    Minimum pension liability
      adjustment..................                                                                      (16)        (16)
                                                                                                             ----------
Total comprehensive income........                                                                              345,474
Dividend reinvestment plan........                                                                                   --
Deferred compensation--restricted
  stock awards....................      208,100       208      12,414                 (9,976)                     2,646
Stock options exercised...........    1,181,483     1,181      54,269                                            55,450
Common stock repurchased(1).......                                      (329,425)                              (329,425)
Dividends declared on common
  stock, $0.77 per share(2).......                                                  (111,398)                  (111,398)
                                                 --------  ----------  ---------  ----------  -------------  ----------
Net change........................                  1,389      66,683   (329,425)    247,785        (23,685)    (37,253)
                                    -----------  --------  ----------  ---------  ----------  -------------  ----------
BALANCE JUNE 30, 2005.............  153,581,401  $153,581  $  948,611  $(552,786) $3,774,097  $     (68,512) $4,254,991
                                    ===========  ========  ==========  =========  ==========  =============  ==========
-------------------

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,
                                                                       --------------------------
(DOLLARS IN THOUSANDS)                                                     2004           2005
---------------------------------------------------------------------- -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................... $   388,584    $   369,159
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Reversal of allowance for loan losses.............................     (15,000)       (19,000)
    Reversal of allowance for losses on off-balance sheet commitments.          --         (1,000)
    Depreciation, amortization and accretion..........................      66,191         67,862
    Provision for deferred income taxes...............................      36,430         37,984
    Losses (gains) on securities available for sale...................      (1,618)        12,969
    Net increase in prepaid expenses..................................     (85,933)       (99,920)
    Net (increase) decrease in fees and other charges receivable......      40,498        (30,279)
    Net increase (decrease) in accrued expenses.......................      (5,032)        45,783
    Net increase (decrease) in unearned and deferred income...........     (11,035)        56,281
    Net increase (decrease) in other liabilities......................     108,699        149,265
    Net (increase) decrease in other assets, net of acquisitions......     255,613        (30,445)
    Net (increase) decrease in trading account assets.................     (54,405)       (84,803)
    Loans originated for resale.......................................    (263,412)       (90,109)
    Net proceeds from sale of loans originated for resale.............     227,434        198,950
    Other, net........................................................       4,610         (4,952)
                                                                       -----------    -----------
    Total adjustments.................................................     303,040        208,586
                                                                       -----------    -----------
  Net cash provided by (used in) operating activities.................     691,624        577,745
                                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of securities available for sale..............       9,970        505,937
    Proceeds from matured and called securities available for sale....   2,004,222      1,046,619
    Purchases of securities available for sale, net of acquisitions...  (3,664,523)      (803,180)
    Net (increase) decrease in loans, net of acquisitions.............  (1,213,276)    (1,870,930)
    Net cash provided by (paid in) acquisitions.......................      (2,287)            --
    Other, net........................................................     (36,533)       (33,620)
                                                                       -----------    -----------
      Net cash provided by (used in) investing activities.............  (2,902,427)    (1,155,174)
                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits, net of acquisitions..........   3,255,271      2,554,191
    Net increase (decrease) in federal funds purchased and securities
      sold under repurchase agreements................................      13,629         23,984
    Net increase (decrease) in commercial paper and other borrowed
      funds...........................................................     (21,894)       236,974
    Repayment of junior subordinated debt.............................    (360,825)            --
    Common stock repurchased..........................................     (55,885)      (329,425)
    Payments of cash dividends........................................     (90,925)      (105,750)
    Other, net........................................................      46,342         55,713
                                                                       -----------    -----------
      Net cash provided by (used in) financing activities.............   2,785,713      2,435,687
                                                                       -----------    -----------
Net increase (decrease) in cash and cash equivalents..................     574,910      1,858,258
Cash and cash equivalents at beginning of period......................   3,499,005      3,548,040
Effect of exchange rate changes on cash and cash equivalents..........         894         (5,111)
                                                                       -----------    -----------
Cash and cash equivalents at end of period............................ $ 4,074,809    $ 5,401,187
                                                                       ===========    ===========
CASH PAID DURING THE PERIOD FOR:
  Interest............................................................ $    88,860    $   162,691
  Income taxes........................................................      95,764         92,654

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisitions:
    Fair value of assets acquired..................................... $   803,713    $        --
    Purchase price:
      Cash............................................................     (21,772)            --
      Stock issued....................................................    (114,578)            --
                                                                       -----------    -----------
    Liabilities assumed............................................... $   667,363    $        --
                                                                       ===========    ===========
  Loans transferred to foreclosed assets (OREO)....................... $     1,057    $       333


     See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

     UnionBanCal Corporation is a commercial bank holding company and has, as its major subsidiary, a banking subsidiary, Union Bank of California, N.A. (the
Bank). The Company provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, but also nationally and internationally.

     Since November 1999 through June 30, 2005, the Company has announced stock repurchase plans totaling $900 million, and as of June 30, 2005, the Company was authorized to repurchase $162 million of the Company's common stock under these repurchase plans. The Company repurchased $210 million, $40 million and $89 million of common stock in 2004, the first quarter of 2005, and the second quarter of 2005, respectively, as part of these repurchase plans (amounts exclude commission costs). Under a separate stock repurchase agreement, the Company repurchased $200 million of its common stock in February 2005, from its majority owner, The Bank of Tokyo-Mitsubishi, Ltd. (BTM), which is a wholly-owned subsidiary of Mitsubishi Tokyo Financial Group, Inc. At June 30, 2005, BTM owned approximately 61 percent of the Company's outstanding common stock.

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

     At June 30, 2005, the Company had two stock-based employee compensation plans. For further discussion concerning the Company's stock-based employee compensation plans see Note 15 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. The value of the restricted stock awards issued under the plans has been reflected in compensation expense. Options granted under the plans had an exercise price equal to the market value of

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

the underlying common stock on the date of grant and, therefore, were not included in compensation expense as allowed by current US GAAP.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For the purpose of this disclosure, the Company has recognized compensation expense for graded vesting on a straight-line basis and without regard for forfeitures.


                                                     FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                        ENDED JUNE 30,              ENDED JUNE 30,
                                                    ---------------------       ---------------------
(DOLLARS IN THOUSANDS)                                2004         2005           2004         2005
--------------------------------------------------- --------     --------       --------     --------
AS REPORTED NET INCOME............................. $231,097     $187,182       $388,584     $369,159
Stock option-based employee compensation expense
  (determined under fair value based method for
  all awards, net of taxes)........................   (6,683)      (5,181)       (13,215)     (10,725)
                                                    --------     --------       --------     --------
Pro forma net income, after stock option-based
  employee compensation expense.................... $224,414     $182,001       $375,369     $358,434
                                                    ========     ========       ========     ========
EARNINGS PER SHARE--BASIC
     As reported................................... $   1.56     $   1.29       $   2.63     $   2.53
     Pro forma..................................... $   1.52     $   1.26       $   2.54     $   2.46
EARNINGS PER SHARE--DILUTED
     As reported................................... $   1.54     $   1.27       $   2.59     $   2.49
     Pro forma..................................... $   1.49     $   1.24       $   2.50     $   2.43


     Compensation cost associated with the Company's unvested restricted stock issued under the management stock plan is measured based on the market price of the stock at the grant date and is expensed over the vesting period. Compensation expense related to restricted stock awards for the three months ended June 30, 2004 and 2005 were $0.1 million and $2.5 million, respectively.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     ACCOUNTING FOR SHARE-BASED PAYMENTS

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", a revision of SFAS No. 123. This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces SFAS No. 123, and supersedes APB No. 25. This Statement requires adoption using a modified prospective application or a modified retrospective application. The Statement is effective for interim periods beginning after June 15, 2005. However, on April 14, 2005, the SEC issued rule 2005-57, which allows companies to delay implementation of the Statement to the beginning of the next fiscal year. The Company has not yet concluded on the method of adoption allowed by the Statement and is currently evaluating the impact of this accounting guidance on its financial condition and results of operations. Disclosure required under SFAS No. 123 is shown in Note 1 of these condensed consolidated financial statements.

     EXCHANGES OF NONMONETARY ASSETS

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." This Statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of the Statement are effective for nonmonetary asset exchanges occurring in the fiscal period beginning after June 15, 2005. Management believes that adopting this Statement will not have a material impact on the Company's financial position or results of operations.

     ACCOUNTING CHANGES AND ERROR CORRECTIONS

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." The Statement requires that a voluntary change in accounting principle be applied retrospectively to all prior periods financial statements presented, unless impracticable to do so. It also provides that a change in method of depreciation or amortization for long-lived nonfinancial asset be accounted for as a change in accounting estimate effected by a change in accounting principle, with the change applied prospectively and that correction of errors in previously issued financial statements should be termed a "restatement." The Statement is effective for fiscal years beginning after December 15, 2005. Management believes that adopting this Statement will not have a material impact on the Company's financial position or results of operations.

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

NOTE 3--EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2004 and 2005.


                                 THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                            --------------------------------------    --------------------------------------
                                   2004                2005                  2004                2005
                            ------------------  ------------------    ------------------  ------------------
(AMOUNTS IN THOUSANDS,
   EXCEPT PER SHARE DATA)     BASIC    DILUTED    BASIC   DILUTED       BASIC    DILUTED    BASIC   DILUTED
--------------------------  --------  --------  --------  --------    --------  --------  --------  --------
Net Income................  $231,097  $231,097  $187,182  $187,182    $388,584  $388,584  $369,159  $369,159
                            ========  ========  ========  ========    ========  ========  ========  ========
Weighted average common
  shares outstanding......   147,687   147,687   144,548   144,548     147,544   147,544   145,766   145,766
Additional shares due to:
Assumed conversion of
  dilutive stock options..        --     2,497        --     2,674          --     2,448        --     2,646
                            --------  --------  --------  --------    --------  --------  --------  --------
Adjusted weighted average
  common shares
  outstanding.............   147,687   150,184   144,548   147,222     147,544   149,992   145,766   148,412
                            ========  ========  ========  ========    ========  ========  ========  ========
Net income per share......  $   1.56  $   1.54  $   1.29  $   1.27    $   2.63  $   2.59  $   2.53  $   2.49
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



                                                               BEFORE
                                                                TAX          TAX       NET OF
(DOLLARS IN THOUSANDS)                                         AMOUNT       EFFECT       TAX
------------------------------------------------------------  ---------    -------    ---------
FOR THE SIX MONTHS ENDED JUNE 30, 2004:
Cash flow hedge activities:
  Unrealized net losses on hedges arising during the period.  $ (15,832)   $ 6,056    $  (9,776)
  Reclassification adjustment for net gains on hedges
    included in net income..................................    (45,307)    17,330      (27,977)
                                                              ---------    -------    ---------
Net change in unrealized gains on hedges....................    (61,139)    23,386      (37,753)
                                                              ---------    -------    ---------
Securities available for sale:
  Unrealized holding losses arising during the period on
    securities available for sale...........................   (174,632)    66,797     (107,835)
  Reclassification adjustment for net gains on securities
    available for sale included in net income...............     (1,618)       619         (999)
                                                              ---------    -------    ---------
Net change in unrealized losses on securities available
  for sale..................................................   (176,250)    67,416     (108,834)
                                                              ---------    -------    ---------
Foreign currency translation adjustment.....................        842       (322)         520
                                                              ---------    -------    ---------
Net change in accumulated other comprehensive income (loss).  $(236,547)   $90,480    $(146,067)
                                                              =========    =======    =========
FOR THE SIX MONTHS ENDED JUNE 30, 2005:
Cash flow hedge activities:
  Unrealized net losses on hedges arising during the period.  $  (5,712)   $ 2,185    $  (3,527)
  Reclassification adjustment for net gains on hedges
    included in net income..................................    (13,694)     5,238       (8,456)
                                                              ---------    -------    ---------
Net change in unrealized losses on hedges...................    (19,406)     7,423      (11,983)
                                                              ---------    -------    ---------
Securities available for sale:
  Unrealized holding losses arising during the period on
    securities available for sale...........................    (32,319)    12,362      (19,957)
  Reclassification adjustment for net losses on securities
    available for sale included in net income...............     12,969     (4,961)       8,008
                                                              ---------    -------    ---------
Net change in unrealized losses on securities available for
  sale......................................................    (19,350)     7,401      (11,949)
                                                              ---------    -------    ---------
Foreign currency translation adjustment.....................        426       (163)         263
                                                              ---------    -------    ---------
Minimum pension liability adjustment........................        (26)        10          (16)
                                                              ---------    -------    ---------
Net change in accumulated other comprehensive income (loss).  $ (38,356)   $14,671    $ (23,685)
                                                              =========    =======    =========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 4--ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)(CONTINUED)

     The following table presents accumulated other comprehensive income (loss) balances.


                                                          NET
                                           NET     UNREALIZED
                                    UNREALIZED  GAINS (LOSSES)      FOREIGN     MINIMUM    ACCUMULATED
                                 GAINS (LOSSES)  ON SECURITES      CURRENCY     PENSION          OTHER
                                       ON CASH      AVAILABLE   TRANSLATION   LIABILITY  COMPREHENSIVE
(DOLLARS IN THOUSANDS)             FLOW HEDGES       FOR SALE    ADJUSTMENT  ADJUSTMENT  INCOME (LOSS)
------------------------------   -------------  -------------   -----------  ----------  -------------
BALANCE, DECEMBER 31, 2003....   $      43,786  $      22,535   $   (10,293) $   (3,786) $      52,242
Change during the period......         (37,753)      (108,834)          520          --       (146,067)
                                 -------------  -------------   -----------  ----------  -------------
BALANCE, JUNE 30, 2004........   $       6,033  $     (86,299)  $    (9,773) $   (3,786) $     (93,825)
                                 =============  =============   ===========  ==========  =============

BALANCE, DECEMBER 31, 2004....   $       1,429  $     (31,696)  $    (7,870) $   (6,690) $     (44,827)
Change during the period......         (11,983)       (11,949)          263         (16)       (23,685)
                                 -------------  -------------   -----------  ----------  -------------
BALANCE, JUNE 30, 2005........   $     (10,554) $     (43,645)  $    (7,607) $   (6,706) $     (68,512)
                                 =============  =============   ===========  ==========  =============

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 6--GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2004 and 2005 are reflected in the table below.



                                                         IDENTIFIABLE INTANGIBLE ASSETS
                                                ----------------------------------------------------
                                                CORE DEPOSIT  RIGHTS-TO-          TOTAL IDENTIFIABLE
DOLLARS IN THOUSANDS                  GOODWILL   INTANGIBLES  EXPIRATION   OTHER   INTANGIBLE ASSETS
------------------------------------  --------  ------------  ----------  ------  ------------------
Balance, December 31, 2003..........  $226,556  $     22,117  $   27,475  $   --             $49,592
  Amounts recorded during the six
    months ended June 30, 2004......    88,800        15,809          --      --              15,809
  Amortization expense..............        --        (6,269)     (2,436)                     (8,705)
                                      --------  ------------  ----------  ------  ------------------
Balance, June 30, 2004..............  $315,356  $     31,657  $   25,039      --             $56,696
  Amounts recorded during the six
    months ended December 31, 2004..   135,605        13,707          --   2,100              15,807
  Amortization expense..............        --        (8,003)     (2,506)   (257)            (10,766)
                                      --------  ------------  ----------  ------  ------------------
Balance, December 31, 2004..........  $450,961  $     37,361  $   22,533  $1,843             $61,737
  Amounts recorded during the six
    months ended June 30, 2005......        --            --          --      --                  --
  Net adjustment arising during
    contingent period...............      (292)           --          --      --                  --
    Amortization expense............        --        (7,548)     (2,170)   (253)             (9,971)
                                      --------  ------------  ----------  ------  ------------------
Balance, June 30, 2005..............  $450,669  $     29,813  $   20,363  $1,590             $51,766
                                      ========  ============  ==========  ======  ==================
Estimated amortization expense for
  the years ending:
  Remaining 2005....................            $      7,548  $    2,141    $251              $9,940
  2006..............................                   9,571       3,672     389              13,632
  2007..............................                   5,471       3,113     299               8,883
  2008..............................                   3,245       2,622     231               6,098
  2009..............................                   1,764       2,188     178               4,130
  2010..............................                     807       1,805     138               2,749
  thereafter........................                   1,407       4,822     104               6,334
                                                ------------  ----------  ------  ------------------
  Total amortization expense after
    June 30, 2005...................            $     29,813  $   20,363  $1,590             $51,766
                                                ============  ==========  ======  ==================


     The table below reflects the Company's intangible assets and accumulated amortization at June 30, 2004 and 2005.



                                        JUNE 30, 2004                         JUNE 30, 2005
                            -----------------------------------    -----------------------------------
                               GROSS                        NET       GROSS                        NET
                            CARRYING     ACCUMULATED   CARRYING    CARRYING    ACCUMULATED    CARRYING
DOLLARS IN THOUSANDS          AMOUNT    AMORTIZATION     AMOUNT      AMOUNT   AMORTIZATION      AMOUNT
--------------------------  --------    ------------   --------      ------   ------------      ------
Core Deposit Intangibles..  $ 53,530    $    (21,873)  $ 31,657    $ 67,237   $    (37,424)   $ 29,813
Rights-to-Expiration......    35,808         (10,769)    25,039      35,808        (15,445)     20,363
Other.....................        --             --          --       2,100           (510)      1,590
                            --------    ------------   --------    --------   ------------    --------
   Total..................  $ 89,338    $    (32,642)  $ 56,696    $105,145   $    (53,379)   $ 51,766
                            ========    ============   ========    ========   ============    ========



NOTE 7--BUSINESS SEGMENTS

     In April 2005, the Company announced several organizational changes that affected its business segments. The Global Markets Group has been eliminated and the activities of this group have been transferred. Corporate Treasury which is responsible for Asset-Liability Management (ALM) and the investment portfolio of the Company, is now included in "Other". The trading of securities and foreign exchange contracts, as well as the responsibilities for customer accommodated derivative contracts, are now included in the "Global Markets Division" of the Community Banking and Investment Services Group. The Company is now organized around the target markets it serves and operates in three principal areas:

     o The Community Banking and Investment Services Group offers a range of banking services, primarily to individuals and small businesses, delivered generally through a tri-state (California, Washington and Oregon) network of branches and ATMs. These services include mortgages, home equity lines of credit, consumer and commercial loans, deposit services and cash management as well as fiduciary, private banking, investment and asset management services for individuals and institutions, and risk management and insurance products for businesses and individuals. At June 30, 2004 and 2005, this Group had $315.4 million and $326.2 million, respectively, of goodwill assigned to its businesses.

     o The Commercial Financial Services Group provides credit, depository and cash management services to large corporate and middle-market companies and numerous specialty niches. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and selected capital markets products. At June 30, 2004, this Group had no goodwill assigned to its businesses compared to $124.5 million of goodwill assigned to its businesses at June 30, 2005.

     o The International Banking Group primarily provides correspondent banking and trade-finance products and services to international financial institutions. The Group's revenue predominantly relates to foreign customers.

     The information, set forth in the tables on the following page, reflects selected income statement and balance sheet items by business segment. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 7--BUSINESS SEGMENTS (CONTINUED)

financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the table within total assets are the amounts of goodwill for each business segment as of June 30, 2004 and 2005.

     The information in these tables are derived from the internal management reporting system used by management to measure the performance of the business segments and the Company overall. The management reporting system assigns balance sheet and income statement items to each business segment based on internal management accounting policies. Net interest income is determined by the Company's internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to a business segment are assigned to that business. Certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the business segments based on a predetermined percentage of usage. Under the Company's risk-adjusted return on capital (RAROC) methodology, credit expense is charged to business segments based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit, market and operational risks.

     "Other" is comprised of certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent basis amount, the transfer pricing center, the amount of the provision for loan losses over/(under) the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowances for credit losses, and the residual costs of support groups. In addition, "Other" includes the Pacific Rim Corporate Group, which offers financial products to Japanese-owned subsidiaries located in the U.S. and Corporate Treasury, which manages the Company's wholesale funding needs, securities portfolio, interest rate and liquidity risk and the funds transfer pricing system. Except as discussed above, none of the items in "Other" are significant to the Company's business.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 7--BUSINESS SEGMENTS (CONTINUED)

     The business units' results for the prior periods have been restated to reflect changes in the transfer pricing methodology and the organizational changes that have occurred.



                                       COMMUNITY BANKING
                                        AND INVESTMENT      COMMERCIAL FINANCIAL     INTERNATIONAL
                                        SERVICES GROUP         SERVICES GROUP        BANKING GROUP
                                       ------------------   --------------------   -----------------
                                               AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                       -------------------------------------------------------------
                                         2004      2005       2004        2005       2004     2005
-------------------------------------- --------  --------   --------    --------   -------   -------
RESULTS OF OPERATIONS (DOLLARS IN
  THOUSANDS):
Net interest income................... $179,360  $234,031   $162,147    $220,713   $ 8,946   $ 7,608
Noninterest income (expense)..........  131,089   134,993     72,638      75,898    22,261    18,319
Total revenue.........................  310,449   369,024    234,785     296,611    31,207    25,927
Noninterest expense...................  226,090   256,022    103,680     116,280    16,957    15,859
Credit expense (income)...............    7,847     7,681     26,480      21,374       645       370
Income before income tax expense......   76,512   105,321    104,625     158,957    13,605     9,698
Income tax expense....................   29,266    40,285     34,265      53,252     5,204     3,709
Net income............................ $ 47,246  $ 65,036   $ 70,360    $105,705   $ 8,401   $ 5,989
                                       --------  --------   --------    --------   -------   -------
TOTAL ASSETS, END OF PERIOD (dollars
  in millions):....................... $ 14,254  $ 16,798   $ 14,852    $ 18,975   $ 2,379   $ 1,992
                                       ========  ========   ========    ========   =======   =======



                                                                   UNIONBANCAL
                                             OTHER                 CORPORATION
                                       ------------------      --------------------
                                       AS OF AND FOR THE THREE MONTHS ENDED JUNE 30,
                                       --------------------------------------------
                                         2004      2005          2004        2005
-------------------------------------- --------  --------      --------    --------
RESULTS OF OPERATIONS (DOLLARS IN
  THOUSANDS):
Net interest income................... $ 49,405  $  1,504      $399,858    $463,856
Noninterest income (expense)..........  105,022    (7,860)      331,010     221,350
Total revenue.........................  154,427    (6,356)      730,868     685,206
Noninterest expense...................   29,675    21,029       376,402     409,190
Credit expense (income)............... (44,972)   (40,425)      (10,000)    (11,000)
Income before income tax expense......  169,724    13,040       364,466     287,016
Income tax expense....................   64,634     2,588       133,369      99,834
Net income............................ $105,090  $ 10,452      $231,097    $187,182
                                       --------  --------      --------    --------
TOTAL ASSETS, END OF PERIOD (dollars
  in millions):....................... $ 14,811  $ 13,413      $ 46,296    $ 51,178
                                       ========  ========      ========    ========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 7--BUSINESS SEGMENTS (CONTINUED)


                                       COMMUNITY BANKING
                                         AND INVESTMENT     COMMERCIAL FINANCIAL     INTERNATIONAL
                                         SERVICES GROUP         SERVICES GROUP       BANKING GROUP
                                       ------------------   --------------------   -----------------
                                                AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                       -------------------------------------------------------------
                                         2004      2005       2004        2005      2004      2005
-------------------------------------- --------  --------   --------    --------   -------   -------
RESULTS OF OPERATIONS (DOLLARS IN
  THOUSANDS):
Net interest income................... $355,928  $456,579   $319,636    $418,862   $16,521   $15,031
Noninterest income (expense)..........  249,254   269,146    142,266     140,811    40,450    35,977
Total revenue.........................  605,182   725,725    461,902     559,673    56,971    51,008
Noninterest expense...................  447,646   514,566    208,415     225,356    32,640    31,326
Credit expense (income)...............   15,684    16,639     57,706      45,042     1,249       806
Income before income tax expense......  141,852   194,520    195,781     289,275    23,082    18,876
Income tax expense....................   54,258    74,404     62,526      96,300     8,829     7,220
Net income............................ $ 87,594  $120,116   $133,255    $192,975   $14,253   $11,656
                                       --------  --------   --------    --------   -------   -------
TOTAL ASSETS, END OF PERIOD (dollars
  in millions):....................... $ 14,254  $ 16,798   $ 14,852    $ 18,975   $ 2,379   $ 1,992
                                       ========  ========   ========    ========   =======   =======



                                                                 UNIONBANCAL
                                             OTHER               CORPORATION
                                       ------------------   ----------------------
                                       AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                       -------------------------------------------
                                         2004      2005        2004        2005
-------------------------------------- --------  --------   ----------  ----------
RESULTS OF OPERATIONS (DOLLARS IN
  THOUSANDS):
Net interest income................... $108,194  $ 14,183   $  800,279  $  904,655
Noninterest income (expense)..........  110,245    (1,823)     542,215     444,111
Total revenue.........................  218,439    12,360    1,342,494   1,348,766
Noninterest expense...................   60,807    45,409      749,508     816,657
Credit expense (income)...............  (89,639)  (81,487)     (15,000)    (19,000)
Income before income tax expense......  247,271    48,438      607,986     551,109
Income tax expense....................   93,789     4,026      219,402     181,950
Net income............................ $153,482  $ 44,412   $  388,584  $  369,159
                                       --------  --------   ----------  ----------
TOTAL ASSETS, END OF PERIOD (dollars
  in millions):....................... $ 14,811  $ 13,413   $   46,296  $   51,178
                                       ========  ========   ==========  ==========



NOTE 8--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING

     Derivative positions are integral components of the Company's designated ALM activities. The Company uses interest rate derivatives to manage the sensitivity of the Company's net interest income to changes in interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit, medium-term notes and subordinated debt.

     CASH FLOW HEDGES

     HEDGING STRATEGIES FOR VARIABLE RATE LOANS AND CERTIFICATES OF DEPOSIT

     The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan and deposit interest receipt and payments, and the hedged risk is the variability in those receipts/payments due to changes in the designated benchmark rate, e.g., U.S. dollar

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 8--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans or deposits such that the tenor of the variable rate loans/deposits and that of the hedging instrument are aligned. Cash flow hedging strategies include the utilization of purchased floor, cap, corridor options and interest rate swaps. At June 30, 2005, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 1.2 years.

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

     The Company uses purchased interest rate caps to hedge the variable interest cash flows associated with the forecasted issuance and rollover of short-term, fixed rate certificates of deposit (CDs). In these hedging relationships, the Company hedges the LIBOR component of the CD rates, which is 1-month to 6-month LIBOR, based on the CDs' original term to maturity, which reflects their repricing frequency. Net payments to be received under the cap contract offset the increase in interest expense caused by the relevant LIBOR index rising above the cap's strike rate.

     The Company uses interest rate cap corridors to hedge the variable cash flows associated with the forecasted issuance and rollover of short-term, fixed rate CDs. In these hedging relationships, the Company hedges the LIBOR component of the CD rates, either 1-month LIBOR, 3-month LIBOR, or 6-month LIBOR, based on the original term to maturity of the CDs, which reflects their repricing frequency. Net payments to be received under the cap corridor contract offset the increase in deposit interest expense caused by the relevant LIBOR index rising above the corridor's lower strike rate, but only to the extent the index rises to the upper strike rate. The corridor will not provide protection from increases in the relevant LIBOR index to the extent it rises above the corridor's upper strike rate.

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

equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In the second quarter of 2005, the Company recognized a net gain of $0.1 million due to ineffectiveness, which is recognized in noninterest expense, compared to a net loss of $0.3 million in the second quarter of 2004.

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

     HEDGING STRATEGY FOR UNIONBANCAL CORPORATION--JUNIOR SUBORDINATED DEBT PAYABLE TO SUBSIDIARY GRANTOR TRUST (TRUST NOTES)

     On February 19, 2004, the Company terminated its fair value hedge and called its Trust Notes. Prior to this date, the Company engaged in an interest rate hedging strategy in which an interest rate swap was associated with a specific interest bearing liability, UnionBanCal Corporation's Trust Notes, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigated the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, U.S. dollar LIBOR. At the termination date, the Company recognized a net gain of $1.6 million related to hedge ineffectiveness.

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

NOTE 9--GUARANTEES

     Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of one year or less. Collateral may be obtained based on management's credit assessment of the customer. As of June 30, 2005, the Company's maximum exposure to loss for standby and commercial letters of credit was $3.2 billion and $174.2 million, respectively. At June 30, 2005, the carrying value of the Company's standby and commercial letters of credit totaled $8.4 million. Exposure to loss related to these commitments is covered by the allowance for off-balance sheet commitments. Both of these amounts are included in other liabilities on the consolidated balance sheet.

     Principal investments include direct investments in private and public companies and indirect investments in private equity funds. The Company issues commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate. At June 30, 2005, the Company had commitments to fund principal investments of $119.1 million.

     The Company has contingent consideration agreements that guarantee additional payments to acquired insurance agencies' stockholders based on the agencies' future performance in excess of established revenue and/or earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. If the insurance agencies' future performance exceeds these thresholds during a three-year period, the Company will be liable to make payments to those former stockholders. As of June 30, 2005, the Company had a maximum exposure of $5.8 million for these agreements, the last of which expire in December 2006.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 9--GUARANTEES (CONTINUED)

Guarantees may include a minimum rate of return, the availability of tax credits, and operating deficit thresholds over a ten-year average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability corporations issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of June 30, 2005, the Company's maximum exposure to loss under these guarantees was limited to a return of investor capital and minimum investment yield, or $141.4 million. The Company maintains a reserve of $5.9 million for these guarantees.

     The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantee of commercial paper obligations and leveraged lease transactions. Guarantees issued by the Bank for an affiliate's commercial paper program are done in order to facilitate their sale. As of June 30, 2005, the Bank had a maximum exposure to loss under the commercial paper guarantees, which have an average term of less than one year, of $1.1 billion. The Bank's guarantee is fully collateralized by a pledged deposit. UnionBanCal Corporation guarantees its subsidiaries' leveraged lease transactions, which have terms ranging from 15 to 30 years. Following the original funding of the leveraged lease transactions, UnionBanCal Corporation has no material obligation to be satisfied. As of June 30, 2005, UnionBanCal Corporation had no material exposure to loss under these guarantees.

     The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.0 billion at June 30, 2005. The market value of the associated collateral was $2.1 billion at June 30, 2005.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 10--PENSION AND OTHER POSTRETIREMENT BENEFITS

     The following tables summarize the components of net periodic benefit costs for the three and six months ended June 30, 2004 and 2005.


                                            PENSION BENEFITS         OTHER BENEFITS
                                          --------------------    --------------------
                                          FOR THE THREE MONTHS    FOR THE THREE MONTHS
                                             ENDED JUNE 30,          ENDED JUNE 30,
                                          --------------------    --------------------
(DOLLARS IN THOUSANDS)                      2004        2005        2004        2005
----------------------------------------  --------    --------    -------      -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost............................  $  9,511    $ 11,373    $ 1,815      $ 1,553
Interest cost...........................    13,518      14,856      2,908        2,002
Expected return on plan assets..........   (20,778)    (24,028)    (2,370)      (2,576)
Amortization of prior service cost......       267         267        (24)         (24)
Amortization of transition amount.......        --          --        638          509
Recognized net actuarial loss...........     4,395       7,211      1,950          429
                                          --------    --------    -------      -------
Total net periodic benefit cost.........  $  6,913    $  9,679    $ 4,917      $ 1,893
                                          ========    ========    =======      =======



                                            PENSION BENEFITS         OTHER BENEFITS
                                          --------------------    --------------------
                                           FOR THE SIX MONTHS      FOR THE SIX MONTHS
                                              ENDED JUNE 30,         ENDED JUNE 30,
                                          --------------------    --------------------
(DOLLARS IN THOUSANDS)                      2004        2005        2004        2005
----------------------------------------  --------    --------    -------      -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost............................  $ 18,829    $ 22,765    $ 3,383      $ 3,102
Interest cost...........................    26,120      29,176      5,680        4,230
Expected return on plan assets..........   (41,565)    (47,933)    (4,467)      (5,175)
Amortization of prior service cost......       534         534        (48)         (48)
Amortization of transition amount.......        --          --      1,275        1,018
Recognized net actuarial loss...........     7,217      13,312      3,536        1,397
                                          --------    --------    -------      -------
Total net periodic benefit cost.........  $ 11,135    $ 17,854    $ 9,359      $ 4,524
                                          ========    ========    =======      =======


     In 2004, the Company recorded a $6.1 million reduction in employee benefit expense associated with the remeasurement of postretirement benefits as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("The Act"). The reduction is attributable to a federal subsidy provided by The Act to employers that sponsor retiree health care plans with drug benefits that are equivalent to those offered under Medicare Part D. The effect of the subsidy on the measurement of net periodic postretirement benefit cost has been recognized since the effective date of The Act, July 1, 2004. As a result, there was no impact recognized in the first half of 2004.

     At December 31, 2004, the Company expected to make cash contributions of $125 million to the Pension Plan and $17 million to the Health Plan for pension and postretirement benefits, respectively, in 2005. During the first six months of 2005, the Company made those contributions.

NOTE 11--SUBSEQUENT EVENTS

     On July 27, 2005, the Company's Board of Directors declared a quarterly cash dividend of $0.41 per share of common stock. The dividend will be paid on October 7, 2005 to stockholders of record as of September 9, 2005.

     On July 28, 2005, the Company made an additional $57 million contribution to the Pension Plan.

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

     You should read the following discussion and analysis of our consolidated financial condition and results of our operations for the period ended June 30, 2005 in this quarterly report on Form 10-Q together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. Averages, as presented in the following tables, are substantially all based upon daily average balances.

INTRODUCTION

     We are a California-based, commercial bank holding company with consolidated assets of $51.2 billion at June 30, 2005. At June 30, 2005, The Bank of Tokyo-Mitsubishi, Ltd., our majority owner, owned approximately 61 percent of our outstanding common stock.

EXECUTIVE OVERVIEW

     We are providing you with an overview of what we believe are the most significant factors and developments that impacted our second quarter 2005 results and that could impact our future results. We ask that you carefully read the rest of this document for more detailed information that will complete your understanding of trends, events and uncertainties that impact us.

     Overall credit quality continued its improving trend during the second quarter 2005. Our nonaccrual loan portfolio has reached a historical low of $66 million at June 30, 2005 compared to $157 million at December 31, 2004 and $178 million at June 30, 2004. This decline in nonaccrual loans resulted from loan payoffs, upgrades and a low level of new inflows. We reversed $15 million of our allowances for credit losses (an $11 million reversal related to loans and a $4 million reversal for losses on off-balance sheet commitments) in the second quarter 2005, compared with a reversal of $10 million in the second quarter 2004.

     Net interest income grew from $400 million for the three months ended June 30, 2004 to $464 million for the three months ended June 30, 2005. Our 16 percent growth in net interest income reflects the impact of higher interest rates and increased average earning assets and noninterest bearing deposits, offset by lower income from our derivative hedges. We believe that as interest rates gradually rise and our commercial loan portfolio grows, our net interest margin will be positively impacted throughout the remainder of 2005.

     Noninterest income declined in the second quarter 2005 compared with the second quarter 2004. Excluding the $93 million gain related to the sale of our merchant card portfolio and a $9 million gain from the sale of a building in the second quarter 2004, our noninterest income declined by $8 million due to lower service charges on our deposit accounts, card processing fees and a $13 million loss on sales of securities available for sale, offset by increases in trust and investment management fees and merchant banking fees.

     Noninterest  expense  grew in the second  quarter  2005  compared  with the second quarter 2004, primarily from the investments we made in bank acquisitions, de novo branches and technology in 2004. We believe that these investments will bring opportunities for growth in our business by increasing our customer base and expanding the services we provide.

     In the second quarter 2005, we continued our practice of returning excess capital to our stockholders by repurchasing $89 million of our common shares in the open market and by increasing our quarterly cash dividend to $0.41 per share.

CRITICAL ACCOUNTING POLICIES

     UnionBanCal Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry.

     The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In many instances, we use a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities and such a change would result in either a beneficial or adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to determine the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the loss factors that we use. Other estimates that we use are employee turnover factors for pension purposes, residual values in our leasing portfolio, fair value of our derivatives and securities, expected useful lives of our depreciable assets and assumptions regarding our effective income tax rates. We enter into derivative contracts to accommodate our customers and for our own risk management purposes. The derivative contracts are generally foreign exchange, interest rate swap and interest rate option contracts, and energy-related derivatives to accommodate our customers in the oil and gas industry. We value these contracts at fair value, using either readily available, market quoted prices or from information that can be extrapolated to approximate a market price. We have not historically entered into derivative contracts for our customers or for ourselves, which relate to credit, non-energy commodity or weather-related indices. We are subject to US GAAP that may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. Our most significant estimates are approved by our Chief Executive Officer (CEO) Forum, which is comprised of our most senior executives. At each financial reporting period, these estimates are then reviewed by the Audit Committee of our Board of Directors.

     Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, except for an update to our pension obligations accounting policy below, our significant accounting policies are discussed in detail in Note 1 in the "Notes to Consolidated Financial Statements" in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     In addition to information provided in our "Critical Accounting Policies" in our 2004 Annual Report, we are providing the following information with respect to our discount rate for determining our obligations for pension and other post-retirement benefits. The discount rate assumed in measuring the plan obligations is determined by selecting high quality investments rated Aa or higher by a recognized rating agency corresponding to each year's future benefit payments for the next 30 years. The discount rate is calculated based on the weighted average investment yields as of December 31 and rounded to the nearest
0.25 percent. The reduction in the discount rate from 6.25 percent at December 31, 2003 to 5.75 percent at December 31, 2004, reported in our 2004 Annual Report, reflects the annual evaluation of our discount rate assumptions.

FINANCIAL PERFORMANCE

SUMMARY OF FINANCIAL PERFORMANCE


                                      FOR THE THREE                                  FOR THE SIX
                                         MONTHS         INCREASE (DECREASE)             MONTHS          INCREASE (DECREASE)
                                      ENDED JUNE 30,     2005 VERSUS 2004            ENDED JUNE 30,      2005 VERSUS 2004
                                   -------------------  -------------------    -----------------------  ------------------
(DOLLARS IN THOUSANDS)               2004       2005      AMOUNT    PERCENT       2004         2005      AMOUNT    PERCENT
---------------------------------- --------   --------  ---------   -------    ----------   ----------  --------   -------
RESULTS OF OPERATIONS
Net interest income(1)...........  $399,858   $463,856  $  63,998      16.0%   $  800,279   $  904,655  $104,376      13.0%
Noninterest income
  Service charges on deposit
    accounts....................     90,031     80,757     (9,274)    (10.3)      171,127      161,212    (9,915)     (5.8)
  Trust and investment management
    fees........................     36,788     41,590      4,802      13.1        72,610       83,553    10,943      15.1
  Merchant banking fees.........      7,714     18,114     10,400        nm        15,181       24,380     9,199      60.6
  Card processing fees, net.....     15,456      6,464     (8,992)    (58.2)       24,248       12,071   (12,177)    (50.2)
  Securities gains (losses), net         (4)   (13,313)   (13,309)       nm         1,618      (12,969)  (14,587)       nm
  Gain on private capital
    investments, net............      4,017      5,261      1,244      31.0         7,331       13,196     5,865      80.0
  Gain on sale of merchant card
    portfolio...................     93,000         --    (93,000)       nm        93,000           --   (93,000)       nm
  Other noninterest income......     84,008     82,477     (1,531)     (1.8)      157,100      162,668     5,568       3.5
                                   --------   --------  ---------              ----------   ----------  --------
Total noninterest income.........   331,010    221,350   (109,660)    (33.1)      542,215      444,111   (98,104)    (18.1)
Total revenue....................   730,868    685,206    (45,662)     (6.2)    1,342,494    1,348,766     6,272       0.5
Reversal of allowance for loan
  losses(2).....................    (10,000)   (11,000)    (1,000)     10.0       (15,000)     (19,000)   (4,000)     26.7
Noninterest expense
  Salaries and employee benefits    217,597    241,653     24,056      11.1       437,020      481,133    44,113      10.1
  Net occupancy.................     32,173     34,681      2,508       7.8        63,755       68,206     4,451       7.0
  Outside services..............     17,406     27,320      9,914      57.0        33,865       49,216    15,351      45.3
  Professional services.........     10,290     20,682     10,392     101.0        21,593       34,392    12,799      59.3
  Software......................     12,908     15,617      2,709      21.0        25,903       30,245     4,342      16.8
  Foreclosed asset expense
    (income)....................         17     (2,577)    (2,594)       nm           536       (2,171)   (2,707)       nm
  Reversal of allowance for
    losses on off-balance sheet
    commitments(2)..............         --     (4,000)    (4,000)       nm            --       (1,000)   (1,000)       nm
  Other noninterest expense.....     86,011     75,814    (10,197)    (11.9)      166,836      156,636   (10,200)     (6.1)
                                   --------   --------  ---------              ----------   ----------  --------
Total noninterest expense........   376,402    409,190     32,788       8.7       749,508      816,657    67,149       9.0
Income before income tax.........   364,466    287,016    (77,450)    (21.3)      607,986      551,109   (56,877)     (9.4)
Income tax.......................   133,369     99,834    (33,535)    (25.1)      219,402      181,950   (37,452)    (17.1)
                                   --------   --------  ---------              ----------   ----------  --------
Net income.......................  $231,097   $187,182  $ (43,915)    (19.0)%  $  388,584   $  369,159  $(19,425)     (5.0)%
                                   ========   ========  =========              ==========   ==========  ========
---------------------

(1) Net interest income does not include any adjustments for fully taxable equivalence.

(2) Beginning in the quarter ended March 31, 2005, the net change in the allowance for losses on off-balance sheet commitments was recognized separately from the change in the allowance for loan losses. Prior periods have not been restated.

nm = not meaningful



     THE PRIMARY CONTRIBUTORS TO OUR FINANCIAL PERFORMANCE FOR THE SECOND QUARTER OF 2005 COMPARED TO THE SECOND QUARTER OF 2004 ARE PRESENTED BELOW.

     o The reversal of our allowance for loan losses in the second quarter of 2005 is primarily attributable to the improvement in the loan portfolio and to the net recoveries during the quarter. Credit quality continued to improve in our commercial loan portfolio evidenced by the significant reductions in nonperforming assets. However, this trend is balanced by increasing uncertainty in the economic outlook coupled with indications that the improvement in credit quality could be reaching its peak. (See our discussion under "Allowances for Credit Losses.")

     o Our net interest income was favorably influenced by higher earning asset volumes (including higher volume for residential mortgages, commercial loans and commercial mortgages), higher average yields on our earning assets, strong deposit growth (including an attractive mix of average noninterest bearing deposits to total deposits) and higher interest recoveries. Offsetting these positive influences to our net interest margin were higher rates on interest bearing liabilities and lower hedge income (See our discussion under "Net Interest Income.")

     o    The decrease in our noninterest income was due to several factors:

          o In the second quarter 2004, we sold our merchant card portfolio to NOVA Information Systems (NOVA). In addition, card processing fees, net, decreased in the current year as a result of this sale;

          o In the second quarter 2005, service charges on deposits decreased primarily due to lower account analysis fees, stemming from an increase in the earnings credit rate on commercial deposit balances;

          o In the second quarter 2005, we sold $475 million of U.S. government agency securities for a loss of approximately $13.3 million; partly offset by

          o Higher trust and investment management fees primarily due to continued strong sales, solid organic growth and the acquisition of the business portfolio of CNA Trust Company (renamed TruSource) and the corporate trust business of the BTM Trust Company, New York. Managed assets increased by approximately 6 percent and non-managed assets increased by approximately 35 percent from the second quarter 2004 to the second quarter 2005. Total assets under administration increased by approximately 32 percent, to $209.8 billion, for the same period; and

          o Higher merchant banking fees due to an increased number of completed syndication deals in the current quarter compared to the prior year quarter.

     o    Our higher noninterest expense was due to several factors:

          o Salaries and employee benefits increased primarily as a result of:

               o acquisitions and new branch openings, which accounted for approximately 27 percent of the increase in our salaries and other compensation;

               o    higher  performance-related   incentive  expense  from  goal
                    achievements and the issuance of higher levels of restricted stock in the second quarter of 2005;

               o    annual merit increases; and

               o higher employee benefits expense mainly due to the impact of the lower discount rate we used to calculate our future pension and other postretirement liabilities (reduced from 6.25 percent at December 31, 2003 to 5.75 percent at December 31, 2004);

          o Net occupancy expense increased mainly from acquisitions, new branch openings, the payment of a lease termination fee in the second quarter of 2004 and the impact of lower rental income from non-bank tenants due to bank employee occupancy as we migrate our operations into fewer downtown San Francisco locations;

          o Outside services expense increased mainly as a result of higher vendor billings stemming from a higher earnings credit rate in the second quarter of 2005 primarily related to title and escrow balances;

          o Professional services expenses increased mainly as a result of a $7.4 million increase in compliance-related expenses;

          o    Software   expense   increased   mainly  from  the  purchase  and
               development of software to support key technology initiatives;

          o Foreclosed asset income in the second quarter of 2005 was primarily due to a gain on the sale of a foreclosed commercial property;

          o Provision for losses on off-balance sheet commitments, which was previously included in the provision for loan losses, was reduced due to improving credit quality, which favorably impacted noninterest expense in the second quarter of 2005; and

          o Other noninterest expense declined mainly due to lower reserve expenses for litigation, partly offset by higher acquisition-related expenses, including amortization of intangibles.

     THE PRIMARY CONTRIBUTORS TO OUR FINANCIAL PERFORMANCE FOR THE FIRST SIX MONTHS OF 2005 COMPARED TO THE FIRST SIX MONTHS OF 2004 ARE PRESENTED BELOW.

     o The reversal of our allowance for loan losses in the first six months of 2005 is primarily attributable to improving credit quality and year-to-date net recoveries. Credit quality continued to improve in our commercial loan portfolio evidenced by reductions in nonperforming assets. However, this trend is balanced by increasing uncertainty in the economic outlook coupled with indications that the improvement in credit quality could be reaching its peak. (See our discussion under "Allowances for Credit Losses.")

     o Our net interest income was favorably influenced by higher earning asset volumes (including a higher mix of residential mortgages, commercial loans, and commercial mortgages), higher average yields on our earning assets and strong deposit growth (including an attractive mix of average noninterest bearing deposits to total deposits). Offsetting these positive influences to our net interest margin were higher rates on interest bearing liabilities and lower hedge income (See our discussion under "Net Interest Income.")

     o The decrease in our noninterest income was attributable to several factors:

          o In the second quarter 2004, we sold our merchant card portfolio to NOVA. In addition, card processing fees, net, decreased in the current year as result of this sale;

          o In the first six months of 2005, service charges on deposits decreased primarily due to lower account analysis fees, stemming from an increase in the earnings credit rate on commercial deposit balances;

          o In the second quarter 2005, we sold $475 million of U.S. government agency securities for a loss of approximately $13.3 million; partly offset by

          o Trust and investment management fees increased from the first six months 2004 primarily due to continued strong sales, solid organic growth and the acquisition of the business portfolio of CNA Trust Company (renamed TruSource) and the corporate trust business of the BTM Trust Company, New York;

          o Higher merchant banking fees attributable to an increased number of completed syndication deals in the current year compared to the prior year;

          o Higher gains on the sales and capital distributions on private capital investments compared to the prior year.

     o    Our higher noninterest expense was attributable to several factors:

          o Salaries and employee benefits increased primarily as a result of:

               o acquisitions and new branch openings, which accounted for approximately 24 percent of the increase in our salaries and other compensation;

               o    higher  performance-related   incentive  expense  from  goal
                    achievements and the amortization of restricted stock in the second quarter of 2005;

               o    annual merit increases; and

               o higher employee benefits expense mainly attributable to the impact of the lower discount rate we used to calculate our future pension and other postretirement liabilities (reduced from 6.25 percent at December 31, 2003 to 5.75 percent at December 31, 2004) and a $3.2 million reclassification of COLI income to other noninterest income (previously reported as employee benefits expense in the prior year);

          o Net occupancy expense increased mainly from acquisitions, new branch openings, the payment of a lease termination fee in the second quarter of 2004 and the impact of lower rental income from non-bank tenants due to bank employee occupancy as we migrate our operations into fewer downtown San Francisco locations;

          o Outside services expense increased primarily as a result of higher vendor billings stemming from a higher earnings credit rate in the first six months of 2005 primarily related to title and escrow balances;

          o Professional services expenses increased mainly due to a $9.3 million increase in compliance-related expenses;

          o    Software   expense   increased   mainly  from  the  purchase  and
               development of software to support key technology initiatives;

          o Foreclosed asset income in the second quarter of 2005 was primarily attributable to a gain on the sale of a foreclosed commercial property; and

          o Other noninterest expense declined primarily as a result of lower reserve expenses for litigation, partly offset by higher expenses related to the Jackson Federal Bank acquisition, including amortization of intangibles.

NET INTEREST INCOME

     The following table shows the major components of net interest income and net interest margin.


                                                 FOR THE THREE MONTHS ENDED
                             ------------------------------------------------------------------         INCREASE (DECREASE) IN
                                      JUNE 30, 2004                      JUNE 30, 2005          -----------------------------------
                             --------------------------------  --------------------------------       AVERAGE           INCOME/
                                         INTEREST   AVERAGE                INTEREST   AVERAGE         BALANCE          EXPENSE(1)
                               AVERAGE    INCOME/    YIELD/      AVERAGE    INCOME/    YIELD/   ------------------ ----------------
(DOLLARS IN THOUSANDS)         BALANCE   EXPENSE(1) RATE(1)(2)   BALANCE   EXPENSE(1) RATE(1)(2)  AMOUNT   PERCENT  AMOUNT  PERCENT
---------------------------- ----------- ---------  ---------  ----------- ---------  --------- ---------- ------- -------- -------
ASSETS
Loans:(3)
   Domestic................. $24,967,825 $ 319,829     5.14%   $30,412,677 $ 436,339     5.75%  $5,444,852   21.8% $116,510  36.4%
   Foreign(4)...............   1,870,797     8,818     1.90      1,811,314    15,803     3.50      (59,483)  (3.2)    6,985  79.2
Securities--taxable.........  11,696,096   107,146     3.66     10,964,803   101,672     3.71     (731,293)  (6.3)   (5,474) (5.1)
Securities--tax-exempt......      69,654     1,424     8.18         66,207     1,347     8.14       (3,447)  (4.9)      (77) (5.4)
Interest bearing deposits
  in banks..................     280,892     1,121     1.61        275,472     1,892     2.75       (5,420)  (1.9)      771  68.8
Federal funds sold and
  securities purchased
  under resale agreements...   1,143,901     2,928     1.03        696,177     5,256     3.03     (447,724) (39.1)    2,328  79.5
Trading account assets......     321,851       883     1.10        256,183     1,049     1.64      (65,668) (20.4)      166  18.8
                             ----------- ---------             ----------- ---------            ----------         --------
    Total earning assets....  40,351,016   442,149     4.40     44,482,833   563,358     5.07    4,131,817   10.2   121,209  27.4
                                         ---------                         ---------                               --------
Allowance for loan
  losses(5).................    (525,435)                         (402,207)                        123,228  (23.5)
Cash and due from banks.....   2,233,586                         2,404,587                         171,001    7.7
Premises and equipment, net.     514,122                           524,941                          10,819    2.1
Other assets................   2,038,062                         2,455,080                         417,018   20.5
                             -----------                       -----------                      ----------
    Total assets............ $44,611,351                       $49,465,234                      $4,853,883   10.9%
                             ===========                       ===========                      ==========
LIABILITIES
Domestic deposits:
  Interest bearing.......... $11,498,694    16,198     0.57    $12,462,267    32,055     1.03   $  963,573    8.4%   15,857  97.9
  Savings and consumer time.   4,225,435     8,540     0.81      4,704,180    14,132     1.20      478,745   11.3     5,592  65.5
  Large time................   2,298,403     7,385     1.29      3,029,992    18,605     2.46      731,589   31.8    11,220    nm
Foreign deposits(4).........   1,476,095     2,761     0.75      1,193,958     8,154     2.74     (282,137) (19.1)    5,393    nm
                             ----------- ---------             ----------- ---------            ----------         --------
    Total interest bearing
      deposits..............  19,498,627    34,884     0.72     21,390,397    72,946     1.37    1,891,770    9.7    38,062    nm
                             ----------- ---------             ----------- ---------            ----------         --------
Federal funds purchased
  and securities sold
  under repurchase
  agreements................     344,416       552     0.64      1,160,373     8,217     2.84      815,957     nm     7,665    nm
Commercial paper............     517,333     1,051     0.82      1,158,630     7,807     2.70      641,297     nm     6,756    nm
Other borrowed funds........     176,449     1,178     2.69        197,918     1,817     3.68       21,469   12.2       639  54.2
Medium and long-term debt...     819,595     3,693     1.81        799,514     7,459     3.74      (20,081)  (2.5)    3,766    nm
Trust notes.................      16,119       130     3.23         15,619       238     6.10         (500)  (3.1)      108  83.1
                             ----------- ---------             ----------- ---------            ----------         --------
    Total borrowed funds....   1,873,912     6,604     1.42      3,332,054    25,538     3.07    1,458,142   77.8    18,934    nm
                             ----------- ---------             ----------- ---------            ----------         --------
    Total interest bearing
      liabilities...........  21,372,539    41,488     0.78     24,722,451    98,484     1.60    3,349,912   15.7    56,996    nm
                                         ---------                         ---------                               --------
Noninterest bearing deposits  18,311,421                        19,332,936                       1,021,515    5.6
Other liabilities(5)........     993,603                         1,264,697                         271,094   27.3
                             -----------                       -----------                      ----------
    Total liabilities.......  40,677,563                        45,320,084                       4,642,521   11.4
STOCKHOLDERS' EQUITY
Common equity...............   3,933,788                         4,145,150                         211,362    5.4
                             -----------                       -----------                      ----------
    Total stockholders'
      equity................   3,933,788                         4,145,150                         211,362    5.4
                             -----------                       -----------                      ----------
    Total liabilities and
      stockholders' equity.. $44,611,351                       $49,465,234                      $4,853,883   10.9%
                             ===========                       ===========                      ==========
Net interest income/margin
  (taxable-equivalent basis)               400,661     3.98%                 464,874     4.18%                       64,213  16.0
Less: taxable-equivalent
      adjustment............                   803                             1,018                                    215  26.8
                                         ---------                         ---------                               --------
        Net interest income.             $ 399,858                         $ 463,856                               $ 63,998  16.0%
                                         =========                         =========                               ========
----------------

(1) Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)  Annualized.
(3) Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.
(4) Foreign loans and deposits are those loans and deposits originated in foreign branches.
(5) The average allowance for losses on off-balance sheet commitments was included in other liabilities for the quarter ended June 30, 2005. Periods prior to December 31, 2004 have not been restated.

nm--not meaningful



                                                 FOR THE SIX MONTHS ENDED
                             ------------------------------------------------------------------         INCREASE (DECREASE) IN
                                      JUNE 30, 2004                      JUNE 30, 2005          -----------------------------------
                             --------------------------------  --------------------------------       AVERAGE           INCOME/
                                         INTEREST   AVERAGE                INTEREST   AVERAGE         BALANCE          EXPENSE(1)
                               AVERAGE    INCOME/    YIELD/      AVERAGE    INCOME/    YIELD/   ------------------ ----------------
(DOLLARS IN THOUSANDS)         BALANCE   EXPENSE(1) RATE(1)(2)   BALANCE   EXPENSE(1) RATE(1)(2)  AMOUNT   PERCENT  AMOUNT  PERCENT
---------------------------- ----------- ---------  ---------  ----------- ---------  --------- ---------- ------- -------- -------
ASSETS
Loans:(3)
   Domestic................. $24,750,113 $ 647,762     5.26%   $29,969,569 $ 838,966     5.63%  $5,219,456  21.1%  $191,204  29.5%
   Foreign(4)...............   1,740,126    16,496     1.91      1,796,361    29,436     3.30       56,235   3.2     12,940  78.4
Securities--taxable.........  11,546,375   212,139     3.67     11,043,518   201,611     3.65     (502,857) (4.4)   (10,528) (5.0)
Securities--tax-exempt......      67,733     2,759     8.15         66,673     2,672     8.02       (1,060) (1.6)       (87) (3.2)
Interest bearing deposits
  in banks..................     244,373     2,029     1.67        317,204     3,994     2.54       72,831  29.8      1,965  96.8
Federal funds sold and
  securities purchased
  under resale agreements...     965,448     4,887     1.02        537,615     7,629     2.86     (427,833)(44.3)     2,742  56.1
Trading account assets......     299,454     1,478     0.99        243,999     1,957     1.62      (55,455)(18.5)       479  32.4
                             ----------- ---------             ----------- ---------            ----------         --------
    Total earning assets....  39,613,622   887,550     4.50     43,974,939 1,086,265     4.96    4,361,317  11.0    198,715  22.4
                                         ---------                         ---------                               --------
Allowance for loan losses(5)    (529,803)                         (406,798)                        123,005 (23.2)
Cash and due from banks.....   2,254,820                         2,349,782                          94,962   4.2
Premises and equipment, net.     517,042                           526,528                           9,486   1.8
Other assets................   1,975,585                         2,430,310                         454,725  23.0
                             -----------                       -----------                      ----------
      Total assets.......... $43,831,266                       $48,874,761                      $5,043,495  11.5%
                             ===========                       ===========                      ==========
LIABILITIES
Domestic deposits:
  Interest bearing.......... $11,444,746    32,755     0.58    $12,359,316    57,523     0.94   $  914,570   8.0%    24,768  75.6
  Savings and consumer time.   4,181,065    17,258     0.83      4,741,366    27,180     1.16      560,301  13.4      9,922  57.5
  Large time................   2,365,502    15,720     1.34      2,898,489    34,652     2.41      532,987  22.5     18,932    nm
Foreign deposits(4).........   1,351,457     4,893     0.73      1,184,439    14,330     2.44     (167,018)(12.4)     9,437    nm
                             ----------- ---------             ----------- ---------            ----------         --------
    Total interest bearing
      deposits..............  19,342,770    70,626     0.73     21,183,610   133,685     1.27    1,840,840   9.5     63,059  89.3
                             ----------- ---------             ----------- ---------            ----------         --------
Federal funds purchased and
  securities sold under
  repurchase agreements.....     369,941     1,233     0.67      1,219,788    15,672     2.59      849,847    nm     14,439    nm
Commercial paper............     530,093     2,186     0.83      1,012,855    12,367     2.46      482,762  91.1     10,181    nm
Other borrowed funds........     182,139     2,478     2.74        189,278     3,346     3.56        7,139   3.9        868  35.0
Medium and long-term debt...     812,829     6,832     1.69        804,154    13,991     3.51       (8,675) (1.1)     7,159    nm
Trust notes.................     109,571     2,311     4.22         15,676       476     6.08      (93,895)(85.7)    (1,835)(79.4)
                             ----------- ---------             ----------- ---------            ----------         --------
    Total borrowed funds....   2,004,573    15,040     1.51      3,241,751    45,852     2.85    1,237,178  61.7     30,812    nm
                             ----------- ---------             ----------- ---------            ----------         --------
    Total interest bearing
      liabilities...........  21,347,343    85,666     0.81     24,425,361   179,537     1.48    3,078,018  14.4     93,871    nm
                                         ---------                         ---------                               --------
Noninterest bearing deposits  17,532,017                        19,015,386                       1,483,369   8.5
Other liabilities(5)........   1,010,051                         1,257,290                         247,239  24.5
                             -----------                       -----------                      ----------
      Total liabilities.....  39,889,411                        44,698,037                       4,808,626  12.1
STOCKHOLDERS' EQUITY
Common equity...............   3,941,855                         4,176,724                         234,869   6.0
                             -----------                       -----------                      ----------
      Total stockholders'
        equity..............   3,941,855                         4,176,724                         234,869   6.0
                             -----------                       -----------                      ----------
      Total liabilities and
        stockholders' equity $43,831,266                       $48,874,761                      $5,043,495  11.5%
                             ===========                       ===========                      ==========
Net interest income/margin
  (taxable-equivalent basis)               801,884     4.07%                 906,728     4.14%                      104,844  13.1
Less: taxable-equivalent
      adjustment............                 1,605                             2,073                                    468  29.2
                                         ---------                         ---------                               --------
      Net interest income...             $ 800,279                         $ 904,655                               $104,376  13.0%
                                         =========                         =========                               ========
--------------

(1) Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)  Annualized.
(3) Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.
(4) Foreign loans and deposits are those loans and deposits originated in foreign branches.
(5) The average allowance for losses on off-balance sheet commitments was included in other liabilities for the six months ended June 30, 2005. Periods prior to December 31, 2004 have not been restated.

nm--not meaningful

     Net interest income in the second quarter 2005, on a taxable-equivalent basis, increased 16 percent, from the second quarter 2004. Our results were primarily attributable to the following:

     o The growth in average earning assets was primarily attributable to an increase in average loans. The increase in average loans was largely due to a $2.6 billion increase in average residential mortgages, a $1.3 billion increase in average commercial loans and a $1.1 billion increase in average commercial mortgages;

     o Deposit growth contributed favorably to net interest margin in the second quarter 2005. Average noninterest bearing deposits were higher in the second quarter 2005, compared to the second quarter 2004, mainly attributable to higher average business demand deposits, despite a slight decline in demand deposits from our title and escrow clients and higher consumer demand deposit growth;

     o Yields on our earning assets were favorably impacted by the increasing interest rate environment and higher cash basis recoveries, resulting in a higher average yield of 67 basis points on average earning assets, despite being negatively impacted by lower hedge income, which decreased by $18.7 million; and

     o In the second quarter 2005, we continued to take advantage of our ability to attract lower cost of funds interest-bearing core and noninterest-bearing deposit balances, which represented approximately
          47.5 percent and 48.4 percent of total deposits, in the second quarter 2005 and 2004, respectively. However, our cost of funds on interest bearing liabilities was negatively impacted by the increasing rate environment, resulting in a higher average cost of interest-bearing liabilities of 82 basis points, which included lower hedge income, which decreased by $0.7 million.

     As a result of these changes, our net interest margin increased by 20 basis points.

     We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit (CDs), and to convert our long-term, fixed-rate borrowings to floating rate. Throughout 2005, these derivative positions will provide less net interest income than in 2004, as positions mature and, to a lesser extent, as interest rates rise. However, we expect the declines in hedge income to be partially offset by increased yields on the underlying variable rate loans. For the quarters ended June 30, 2004 and 2005, we had hedge income of $26.8 million and $7.4 million, respectively.

     Net interest income in the first six months 2005, on a taxable-equivalent basis, increased 13 percent, from the first six months 2004. Our results were primarily attributable to the following:

     o The growth in average earning assets was primarily attributable to an increase in average loans. The increase in average loans was largely due to a $2.5 billion increase in average residential mortgages, a $1.3 billion increase in average commercial loans and a $1.1 billion increase in average commercial mortgages;

     o Deposit growth contributed favorably to net interest margin in the first six months 2005. Average noninterest bearing deposits were higher in the first six months 2005, compared to the first six months 2004, mainly attributable to higher average business demand deposits, including demand deposits from our title and escrow clients which remained relatively unchanged from the prior year, and higher consumer demand deposit growth;

     o Yields on our earning assets were favorably impacted by the increasing interest rate environment and higher cash basis recoveries, resulting in a higher average yield of 46 basis points on average earning assets, despite being negatively impacted by lower hedge income, which decreased by $37.4 million; and

     o In the first six months 2005, we continued to take advantage of our ability to attract lower cost of funds interest-bearing core and noninterest-bearing deposit balances, which represented approximately
          47.3 percent and 47.5 percent of total deposits, in the first six months 2005 and 2004, respectively. However, our cost of funds on interest bearing liabilities was negatively impacted by the increasing rate environment, resulting in a higher average cost of interest-bearing liabilities of 67 basis points, which included lower hedge income, which decreased by $4.7 million.

     As a result of these changes, our net interest margin increased by 7 basis points.

     We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit (CDs), and to convert our long-term, fixed-rate borrowings to floating rate. During 2005, we expect our derivative positions will provide less in net interest income than in 2004, as positions mature and, to a lesser extent, as interest rates rise. However, we expect the declines in hedge income to be partially offset by increased yields on the underlying variable rate loans. For the six months ended June 30, 2004 and 2005, we had hedge income of $59.0 million and $16.9 million, respectively.

NONINTEREST INCOME


                                  FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                             -------------------------------------     --------------------------------------
                                                 INCREASE (DECREASE)                       INCREASE (DECREASE)
                             JUNE 30,  JUNE 30,  ------------------    JUNE 30,  JUNE 30,  ------------------
(DOLLARS IN THOUSANDS)         2004      2005     AMOUNT    PERCENT      2004      2005     AMOUNT    PERCENT
---------------------------  --------  --------  --------   -------    --------  --------  --------   -------
Service charges on deposit
  accounts.................  $ 90,031  $ 80,757  $ (9,274)   (10.3)%   $171,127  $161,212  $ (9,915)    (5.8)%
Trust and investment
  management fees..........    36,788    41,590     4,802     13.1       72,610    83,553    10,943     15.1
Insurance commissions......    18,652    19,340       688      3.7       40,387    41,357       970      2.4
International commissions
  and fees.................    18,102    18,326       224      1.2       35,647    36,000       353      1.0
Merchant banking fees......     7,714    18,114    10,400       nm       15,181    24,380     9,199     60.6
Foreign exchange gains, net     8,294     9,296     1,002     12.1       16,638    18,236     1,598      9.6
Brokerage commissions and
  fees.....................     8,023     8,605       582      7.3       16,320    17,577     1,257      7.7
Card processing fees, net      15,456     6,464    (8,992)   (58.2)      24,248    12,071   (12,177)   (50.2)
Securities gains (losses),
  net......................        (4)  (13,313)  (13,309)      nm        1,618   (12,969)  (14,587)      nm
Gain on private capital
  investments, net.........     4,017     5,261     1,244     31.0        7,331    13,196     5,865     80.0
Gain on sale of merchant
  card portfolio...........    93,000        --   (93,000)      nm       93,000        --   (93,000)      nm
Other......................    30,937    26,910    (4,027)   (13.0)      48,108    49,498     1,390      2.9
                             --------  --------  --------              --------  --------  --------
    Total noninterest
      income...............  $331,010  $221,350  $109,660    (33.1)%   $542,215  $444,111  $ 98,104    (18.1)%
                             ========  ========  ========              ========  ========  ========
-------------

nm--not meaningful

NONINTEREST EXPENSE

                                   FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                             --------------------------------------    --------------------------------------
                                                 INCREASE (DECREASE)                       INCREASE (DECREASE)
                             JUNE 30,  JUNE 30,  ------------------    JUNE 30,  JUNE 30,  ------------------
(DOLLARS IN THOUSANDS)         2004      2005     AMOUNT    PERCENT      2004      2005     AMOUNT    PERCENT
---------------------------  --------  --------  --------   -------    --------  --------  --------   -------
Salaries and other
  compensation.............  $174,894  $193,256  $ 18,362      10.5%   $345,324  $378,450  $ 33,126       9.6%
Employee benefits..........    42,703    48,397     5,694      13.3      91,696   102,683    10,987      12.0
                             --------  --------  --------              --------  --------  --------
  Salaries and employee
    benefits...............   217,597   241,653    24,056      11.1     437,020   481,133    44,113      10.1
Net occupancy..............    32,173    34,681     2,508       7.8      63,755    68,206     4,451       7.0
Outside services...........    17,406    27,320     9,914      57.0      33,865    49,216    15,351      45.3
Equipment..................    16,883    17,292       409       2.4      34,154    35,025       871       2.6
Professional services......    10,290    20,682    10,392     101.0      21,593    34,392    12,799      59.3
Software...................    12,908    15,617     2,709      21.0      25,903    30,245     4,342      16.8
Communications.............    11,810    11,067      (743)     (6.3)     23,968    22,603    (1,365)     (5.7)
Data processing............     8,409     8,663       254       3.0      16,826    17,752       926       5.5
Advertising and public
  relations................    10,814     9,022    (1,792)    (16.6)     19,541    16,773    (2,768)    (14.2)
Intangible asset
  amortization.............     4,485     4,985       500      11.1       8,705     9,971     1,266      14.5
Foreclosed asset expense
  (income).................        17    (2,577)   (2,594)       nm         536    (2,171)   (2,707)       nm
Reversal of allowance for
  losses on off-balance
  sheet commitments(1).....        --    (4,000)   (4,000)       nm          --    (1,000)   (1,000)       nm
Other......................    33,610    24,785    (8,825)    (26.3)     63,642    54,512    (9,130)    (14.3)
                             --------  --------  --------              --------  --------  --------
    Total noninterest
      expense..............  $376,402  $409,190  $ 32,788       8.7%   $749,508  $816,657  $ 67,149       9.0%
                             ========  ========  ========              ========  ========  ========
----------------

(1) Beginning in the quarter ended March 31, 2005, the net change in the allowance for losses on off-balance sheet commitments was recognized separately from the change in the allowance for loan losses. Prior periods have not been restated.

nm--not meaningful

INCOME TAX EXPENSE

     Income tax expense in the second quarter of 2005 resulted in a 35 percent effective income tax rate compared with an effective tax rate of 37 percent for the second quarter of 2004. The decrease in the effective tax rate was due primarily to increased tax credits and lower state taxes.

     Income tax expense in the first six months of 2005 resulted in a 33 percent effective tax rate compared with an effective tax rate of 36 percent for the first six months of 2004. The decrease in the year-to-date tax rate was due primarily to a reduction in reserves of $10.0 million in the first quarter of 2005 for estimated amounts owed to the Internal Revenue Service with respect to certain leveraged leasing transactions.

     For further information regarding income tax expense, see our Annual Report on Form 10-K for the year ended December 31, 2004.

LOANS

     The following table shows loans outstanding by loan type.


                                                                                     INCREASE (DECREASE)
                                                                                     JUNE 30, 2005 FROM:
                                                                          ----------------------------------------
                                 JUNE 30,    DECEMBER 31,    JUNE 30,           JUNE 30,          DECEMBER 31,
                                   2004          2004          2005               2004                2004
                                -----------  ------------  -----------    -------------------  -------------------
(DOLLARS IN THOUSANDS)                                                      AMOUNT    PERCENT    AMOUNT    PERCENT
------------------------------                                            ----------  -------  ----------  -------
Domestic:
  Commercial, financial and
    industrial................  $ 9,237,338  $  9,761,096  $10,353,000    $1,115,662    12.1%  $  591,904    6.1%
  Construction................    1,078,630     1,130,070    1,240,752       162,122    15.0      110,682    9.8
  Mortgage:
    Residential...............    8,224,715     9,538,150   10,457,449     2,232,734    27.1      919,299    9.6
    Commercial................    4,288,867     5,409,029    5,538,578     1,249,711    29.1      129,549    2.4
                                -----------  ------------  -----------    ----------           ----------
      Total mortgage..........   12,513,582    14,947,179   15,996,027     3,482,445    27.8    1,048,848    7.0
  Consumer:
    Installment...............      794,428       767,767      790,963       (3,465)    (0.4)      23,196    3.0
    Revolving lines of credit.    1,379,751     1,581,866    1,676,703       296,952    21.5       94,837    6.0
                                -----------  ------------  -----------    ----------           ----------
      Total consumer..........    2,174,179     2,349,633    2,467,666       293,487    13.5      118,033    5.0
  Lease financing.............      605,358       609,090      594,952      (10,406)    (1.7)     (14,138)  (2.3)
                                -----------  ------------  -----------    ----------           ----------
      Total loans in domestic
        offices...............   25,609,087    28,797,068   30,652,397     5,043,310    19.7    1,855,329    6.4
Loans originated in foreign
  branches....................    1,981,815     1,801,988    1,830,313     (151,502)    (7.6)      28,325    1.6
                                -----------  ------------  -----------    ----------           ----------
    Total loans held to
      maturity................   27,590,902    30,599,056   32,482,710     4,891,808    17.7    1,883,654    6.2
    Total loans held for sale.        3,369       117,900       15,511        12,142      nm     (102,389) (86.8)
                                -----------  ------------  -----------    ----------           ----------
        Total loans...........  $27,594,271  $ 30,716,956  $32,498,221    $4,903,950    17.8%  $1,781,265    5.8%
                                ===========  ============  ===========    ==========           ==========
---------------

nm--not meaningful

     COMMERCIAL, FINANCIAL AND INDUSTRIAL LOANS

     Commercial, financial and industrial loans represent one of the largest categories in the loan portfolio. These loans are extended principally to corporations, middle-market businesses, and small businesses, with no industry concentration exceeding 10 percent of total loans. In addition, we believe our geographic diversification based upon our customers' revenue bases lowers our vulnerability to changes in the regional and national outlook for the U.S economy.

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

     The commercial, financial and industrial loan portfolio increase in the second quarter of 2005 from the second quarter of 2004 was mainly attributable to increased loan demand in the California middle market and specialty segments, which reflected the improving economy in those markets and an increase in loans extended to our title company clients.

     CONSTRUCTION AND COMMERCIAL MORTGAGE LOANS

     We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

     The construction loan portfolio increase in the second quarter of 2005 from the second quarter of 2004 was attributable to increased demand for new single-family homes, as well as apartment, retail building and REIT financing. This growth occurred despite continued high office vacancy rates in our markets, which was a factor that impacted the level of development and construction projects we financed.

     The commercial mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. The increase in commercial mortgages in the second quarter of 2005 from the second quarter of 2004 was mainly attributable to our acquisition of Jackson Federal Bank in the fourth quarter of 2004, offset by substantial commercial mortgage refinancings with other lenders.

     RESIDENTIAL MORTGAGE LOANS

     We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area. At June 30, 2005, 55 percent of our residential mortgage loans were interest only. At origination, these interest only loans had high credit scores and below 80 percent loan-to-value (LTV) ratios. The remainder of the portfolio consists of balloon or regular amortizing loans, of which none are negative amortizing.

     The increase in residential mortgages in the second quarter of 2005 compared to second quarter of 2004 was primarily driven by adjustable rate mortgages (ARMs). Contributing to this increase were very attractive mortgage rates in the latter half of 2004 and higher home prices. We hold most of the loans we originate, selling only our 30-year, fixed rate loans, except for Community Reinvestment Act (CRA) loans.

     CONSUMER LOANS

     We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network. The primary driver of the increase in consumer loans was our "Flex Equity Line/Loan" product. The "Flex Equity Line/Loan" allows our customers the flexibility to manage a line of credit and as many as four fixed rate loans under a single product.

     LEASE FINANCING

     We primarily offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. The lease financing decrease from June 30, 2004 was attributable to the run-off of our discontinued auto leasing activity. At June 30, 2005, our auto lease portfolio had declined to $9.3 million and will fully mature by mid-year 2006. Included in our lease portfolio are leveraged leases of $577 million, which are net of non-recourse debt of approximately $1.2 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

     LOANS ORIGINATED IN FOREIGN BRANCHES

     Our loans originated in foreign branches consist primarily of short-term extensions of credit to financial institutions located primarily in Asia and energy-related lending in Canada.

CROSS-BORDER OUTSTANDINGS

     Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of June 30, 2004, December 31, 2004 and June 30, 2005, for any country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For any country shown in the table below, any significant local currency outstandings are either hedged or funded by local currency borrowings.



                                            PUBLIC   CORPORATIONS
                               FINANCIAL    SECTOR     AND OTHER      TOTAL
(DOLLARS IN MILLIONS)        INSTITUTIONS  ENTITIES    BORROWERS   OUTSTANDINGS
---------------------------  ------------  --------  ------------  ------------
June 30, 2004
Korea......................      $769        $--          $4           $773
December 31, 2004
Korea......................      $615        $--          $3           $618
June 30, 2005
Korea......................      $626        $--          $7           $633


REVERSAL OF ALLOWANCES FOR CREDIT LOSSES

     We recorded a reversal of the allowance for loan losses of $11 million in the second quarter of 2005, compared with a reversal of allowance for loan losses of $10 million in the second quarter of 2004. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under "Allowances for Credit Losses" below. Beginning with first quarter 2005, changes in the allowance for losses related to off-balance sheet commitments are recognized in noninterest expense. The change in the allowance for losses on off-balance sheet commitments in the second quarter 2005 was a reversal of $4 million.

ALLOWANCES FOR CREDIT LOSSES

     ALLOWANCE POLICY AND METHODOLOGY

     We maintain allowances for credit losses to absorb losses inherent in the loan portfolio as well as for leases and off-balance sheet commitments. Understanding our policies on allowances for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant policies and methodology on allowances for credit losses are discussed in detail in Note 1 in the "Notes to Consolidated Financial Statements" and in the section "Allowances for Credit Losses" included in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2004 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission.

     COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES FROM DECEMBER 31, 2004

     At June 30, 2005, our total allowances for credit losses was $477 million, which consisted of $395 million related to loans and $82 million related to off-balance sheet commitments. The allowances for credit losses consisted of
$384  million  and  $93  million  of  allocated   and   unallocated   allowance,
respectively. At June 30, 2005, our allowance for credit loss coverage ratios were 1.47 percent of total loans and 721 percent of total nonaccrual loans. At December 31, 2004, our total allowances for credit losses was at $490 million, or 1.59 percent of the total loan portfolio and 313 percent of total nonaccrual loans.

     In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At June 30, 2005, total impaired loans were $48 million, and the associated impairment allowance was $10 million, compared with $102 million and $32 million, respectively, at December 31, 2004.

     At June 30, 2005 and December 31, 2004, the allowances for losses related to off-balance sheet commitments included within our total allowances for credit losses, were $82 million and $83 million, respectively. In determining the adequacy of our allowances for credit losses, we consider both the allowance for loan losses and for losses on off-balance sheet commitments.

     During the second quarter of 2005, there were no material changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses.

     As a result of management's assessment of factors, including improvements in the quality of our loan portfolio, the continued improvement in the U.S. economy and improving conditions in domestic markets in which we operate, offset by the growth in the loan portfolio and the adverse impact of increasing fuel costs across the whole economy, we recorded a total reversal of our allowances for credit losses of $15 million in the second quarter 2005.

     CHANGES IN THE ALLOCATED (FORMULA AND SPECIFIC) ALLOWANCE

     At June 30, 2005, the formula allowance increased to $365 million, compared to $361 million at December 31, 2004. The increase was due primarily to the impact of increases in both the loss factors and growth in our pass-graded and homogeneous pooled loans.

     At June 30, 2005, the specific allowance decreased to $19 million, compared to $46 million at December 31, 2004. This decrease is primarily reflective of lower nonaccrual loans and leases.

     CHANGES IN THE UNALLOCATED ALLOWANCE

     At June 30, 2005, the unallocated allowance increased to $93 million from $83 million at December 31, 2004, reflecting the heightened uncertainties surrounding the economy and some indications that the improvement in credit quality could be reaching its peak. Additionally, the reasons for which an unallocated allowance is warranted are detailed below.

     In our assessment as of June 30, 2005, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

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

     o With respect to leasing, we considered a slight improvement for some electric service providers and the continued weakness in the airline industry, which could be in the range of $12 million to $23 million.

     o With respect to commercial real estate, we considered slightly improved vacancy rates and stagnant rent growth being experienced nationally, with specific weakness in Northern California, which could be in the range of $10 million to $22 million.

     o With respect to concentrated sales (which include suppliers of "big box" stores like Costco, Wal-Mart, Home Depot, Lowe's and other companies that generate 15 percent or more of their revenues from one customer), we considered the potential negative impact competitive market pricing would have on their profit margins, which could be in the range of $3 million to $6 million.

     o With respect to cross-border exposures in certain foreign countries, we considered the positive effect that the inflow of funds and reconstruction efforts resulting from the December 26, 2004 tsunami are having on certain Southeast Asian economies, the elimination of our exposure in Eastern Europe, and the political and national debt situation in the Philippines, which could be in the range of $2 million to $4 million.

     Accordingly, our evaluation of the probable losses related to the impact of these factors was reflected in the unallocated allowance.

     CHANGE IN THE TOTAL ALLOWANCES FOR CREDIT LOSSES

     The following table sets forth a reconciliation of changes in our allowances for credit losses:


                                     FOR THE
                                   THREE MONTHS                          FOR THE SIX MONTHS
                                  ENDED JUNE 30,    INCREASE (DECREASE)    ENDED JUNE 30,    INCREASE (DECREASE)
                                ------------------  ------------------   ------------------  ------------------
(DOLLARS IN THOUSANDS)            2004      2005      AMOUNT   PERCENT     2004      2005      AMOUNT   PERCENT
------------------------------- --------  --------  ---------  -------   --------  --------  ---------  -------
Balance, beginning of period... $521,111  $404,231  $(116,880)  (22.4)%  $532,970  $407,156  $(125,814)  (23.6)%
Loans charged off:
  Commercial, financial and
    industrial.................   20,721     9,936    (10,785)  (52.0)     40,510    22,436    (18,074)  (44.6)
  Construction.................       --        --         --      --          --       118        118      nm
  Commercial mortgage..........       43        11        (32)  (74.4)         43     1,307      1,264      nm
  Consumer.....................    1,460     1,018       (442)  (30.3)      3,275     2,101     (1,174)  (35.8)
  Lease financing..............    1,666        71     (1,595)  (95.7)      2,024       201     (1,823)  (90.1)
                                --------  --------  ---------            --------  --------  ---------
    Total loans charged off....   23,890    11,036    (12,854)  (53.8)     45,852    26,163    (19,689)  (42.9)
Recoveries of loans previously
  charged off:
  Commercial, financial and
    industrial.................   12,091    12,232        141     1.2      20,911    31,832     10,921    52.2
  Construction.................       --        34         34      nm          --        34         34      nm
  Commercial mortgage..........    1,571        25     (1,546)  (98.4)      1,571        48     (1,523)  (96.9)
  Consumer.....................      456       411        (45)   (9.9)        891     1,000        109    12.2
  Lease financing..............       77       119         42    54.5         150       136        (14)   (9.3)
                                --------  --------  ---------            --------  --------  ---------
    Total recoveries of loans
      previously charged off...   14,195    12,821     (1,374)   (9.7)     23,523    33,050      9,527    40.5
                                --------  --------  ---------            --------  --------  ---------
      Net loans charged off
        (recovered)............    9,695    (1,785)   (11,480) (118.4)     22,329    (6,887)   (29,216) (130.8)
Reversal of allowance for loan
  losses.......................  (10,000)  (11,000)    (1,000)   10.0     (15,000)  (19,000)    (4,000)   26.7
Foreign translation adjustment
  and other net additions
  (deductions)(1)..............        3       (44)       (47)     nm       5,778       (71)    (5,849) (101.2)
                                --------  --------  ---------            --------  --------  ---------
Ending balance of allowance
  for loan losses(2)........... $501,419  $394,972  $(106,447)  (21.2)%  $501,419  $394,972  $(106,447)  (21.2)%
Allowance for losses on off-
  balance sheet commitments(2).       --    81,375     81,375      nm          --    81,375     81,375      nm
                                --------  --------  ---------            --------  --------  ---------
Allowance for credit losses.... $501,419  $476,347   $(25,072)   (5.0)%  $501,419  $476,347   $(25,072)   (5.0)%
                                ========  ========  =========            ========  ========  =========
Allowance for credit losses to
  total loans.................      1.82%     1.47%                          1.82%     1.47%
Reversal of allowance for loan
  losses to net loans charged
  off (recovered)..............       nm    616.25                             nm    275.88
Net loans charged off
  (recovered) to average loans
  outstanding for the period(3)     0.15     (0.02)                          0.17     (0.04)
------------------

(1) Includes $5.7 million related to the Business Bank of California acquisition in the first quarter of 2004.
(2) On December 31, 2004, UnionBanCal Corporation transferred the allowance for losses on off-balance sheet commitments of $83 million from allowance for loan losses to other liabilities. At June 30, 2005, the allowance for losses on off-balance commitments was $82 million. Periods prior to December 31, 2004 have not been restated.
(3)  Annualized.

nm--not meaningful

     Total loans charged off in the second quarter 2005 decreased from the second quarter 2004, primarily attributable to improvements in loan quality. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses. In addition, second quarter 2005 recoveries of loans previously charged off decreased from the second quarter of 2004, primarily attributable to higher recoveries of commercial mortgages in the second quarter of 2004. Such fluctuations in loan recoveries from year-to-year are due to variability in timing of recoveries and tend to trail the periods in which charge-offs are recorded.

NONPERFORMING ASSETS

     Nonperforming assets consist of nonaccrual loans and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements in our 2004 Annual Report on Form 10-K, which has been filed with the Securities and Exchange Commission.

     Foreclosed   assets  include  property  where  we  acquired  title  through foreclosure or "deed in lieu" of foreclosure.

     The following table sets forth an analysis of nonperforming assets.


                                                                               INCREASE (DECREASE)
                                                                               JUNE 30, 2005 FROM:
                                                                    ---------------------------------------
                                                                          JUNE 30,           DECEMBER 31,
                                                                            2004                2004
                                JUNE 30,  DECEMBER 31,  JUNE 30,    ------------------   ------------------
(DOLLARS IN THOUSANDS)            2004        2004        2005        AMOUNT   PERCENT    AMOUNT    PERCENT
------------------------------- --------  ------------  --------    ---------  -------   --------   -------
Commercial, financial and
  industrial................... $111,015  $     72,600  $ 35,510    $ (75,505)  (68.0)%  $(37,090)   (51.1)%
Construction...................    5,401         2,622     1,425       (3,976)  (73.6)     (1,197)   (45.7)
Commercial mortgage............   22,717        26,520    11,168      (11,549)  (50.8)    (15,352)   (57.9)
Lease financing................   36,719        54,894    17,960      (18,759)  (51.1)    (36,934)   (67.3)
Loan originated in foreign
  branches.....................    2,210            --        --       (2,210) (100.0)         --       --
                                --------  ------------  --------    ---------            --------
    Total nonaccrual loans.....  178,062       156,636    66,063     (111,999)  (62.9)    (90,573)   (57.8)
Foreclosed assets..............    5,851         7,282     2,882       (2,969)  (50.7)     (4,400)   (60.4)
                                --------  ------------  --------    ---------            --------
    Total nonperforming assets. $183,913  $    163,918  $ 68,945    $(114,968)  (62.5)   $(94,973)   (57.9)
                                ========  ============  ========    =========            ========
Allowances for credit losses(1) $501,419  $    489,531  $476,347    $ (25,072)   (5.0)%  $(13,184)    (2.7)%
                                ========  ============  ========    =========            ========
Nonaccrual loans to total loans    0.65%          0.51%     0.20%
Allowances for credit losses to
  nonaccrual loans.............   281.60        312.53    721.05
Nonperforming assets to total
  loans and foreclosed assets..     0.67          0.53      0.21
Nonperforming assets to total
  assets.......................     0.40          0.34      0.13
--------------------

(1)  Includes allowance for losses on off-balance sheet commitments.

     At June 30, 2005, our nonperforming assets included approximately $18.0 million in aircraft leases and $15.3 million in acquired syndicated loans. The decrease in nonaccrual lease financings was primarily due to the return to accrual status of an aircraft lease. During the second quarter 2005, we had no sales of nonperforming loans compared to approximately $8 million in the second quarter 2004. Losses from these sales were reflected in our charge-offs.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING


                                                                              INCREASE (DECREASE)
                                                                              JUNE 30, 2005 FROM:
                                                                    ---------------------------------------
                                JUNE 30,  DECEMBER 31,  JUNE 30,          JUNE 30,          DECEMBER 31,
                                  2004        2004        2005              2004                2004
                                --------  ------------  --------    ------------------   ------------------
(DOLLARS IN THOUSANDS)                                                AMOUNT   PERCENT    AMOUNT    PERCENT
-------------------------------                                     ---------  -------   --------   -------
Commercial, financial and
  industrial................... $    798  $      1,315  $    578    $    (220)  (27.6)%  $   (737)   (56.0)%
Construction...................    2,919            --     1,180       (1,739)  (59.6)      1,180       nm
Mortgage:
  Residential..................    4,588         1,385     1,929       (2,659)  (58.0)        544     39.3
  Commercial...................       --            --        30           30      nm          30       nm
                                --------  ------------  --------    ---------            --------
    Total mortgage.............    4,588         1,385     1,959       (2,629)  (57.3)        574     41.4
Consumer and other.............    1,535         1,157       643         (892)  (58.1)       (514)   (44.4)
                                --------  ------------  --------    ---------            --------
Total loans 90 days or more
  past due and still accruing.. $  9,840  $      3,857  $  4,360    $  (5,480)  (55.7)%  $    503      13.0%
                                ========  ============  ========    =========            ========
------------------

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

     The Board of Directors, through its Finance and Capital Committee, approves our Asset-Liability Management (ALM) Policy, which governs the management of market risk and liquidity. In the administration of market risk management, the Chief Executive Officer (CEO) Forum provides broad and strategic guidance and, as appropriate, specific direction to the Asset & Liability Management Committee
(ALCO) whose voting members are comprised of senior executives. ALCO is responsible for ongoing management of interest rate and price risks as well as liquidity risk, including formulation of risk management strategies, in accordance with the CEO Forum's directives. The Treasurer is primarily responsible for the implementation of risk management strategies approved by ALCO and for operating management of market risk through the funding, investment and derivatives hedging activities of Corporate Treasury.

     The Market Risk Monitoring (MRM) unit is responsible for the monitoring and reporting of market risk, including ensuring that ALCO, our senior management and the Board are kept fully informed as to our market risk profile and compliance with applicable limits, guidelines and policies. MRM functions independently of all operating and management units.

     We have separate and distinct methods for managing the market risk associated with our ALM activities and our trading activities.

     INTEREST RATE RISK MANAGEMENT (OTHER THAN TRADING)

     During the second quarter 2005, our asset-sensitivity continued to increase. This reflected the strategic decision to allow maturing ALM securities and derivative positions to run-off. These actions were complemented by changes in the core balance sheet that tended to promote increased asset-sensitivity. For additional information, see--"ALM Activities" section below.

     The increase in our asset-sensitivity is evidenced in the table below. A +200 basis points parallel rate shift at June 30, 2005 would have produced an estimated 2.7 percent increase in Economic NII (net interest income), while a -200 basis points shift would have lowered Economic NII by an estimated 3.5 percent. This compares with an estimated 1.1 percent and 1.5 percent, respectively, at June 30, 2004. We caution, however, that modeling changes implemented over this period may make year-over-year comparisons misleading. Economic NII adjusts our reported NII for the effect of certain non-interest, DDA-related, fee and expense items. Those adjustment items are innately liability-sensitive, meaning that reported NII is more asset-sensitive than is Economic NII.

ECONOMIC NII

                                                        JUNE 30,     JUNE 30,
(DOLLARS IN MILLIONS)                                     2004         2005
------------------------------------------------------  --------    ---------
+200 basis points.....................................    $17.2       $51.3
as a percentage of base case NII......................      1.13%       2.68%
-200 basis points.....................................   $(23.1)     $(66.5)
as a percentage of base case NII......................      1.52%       3.48%


     In the case of non-parallel yield curve changes, we remain asset-sensitive both to changes in long-term rates (with short-term rates held constant) and to the converse.

     ALM ACTIVITIES

     In general, our unhedged, core balance sheet is asset sensitive, meaning that our loans generally re-price more quickly than our core deposits. In managing the interest sensitivity of our balance sheet, we use the ALM securities portfolio and derivatives positions as our primary tools. During the second quarter, we continued to allow maturations in our relatively short duration ALM securities to help support loan growth. Together with the continued maturation of our existing derivative hedges, this had the effect of increasing our asset-sensitivity during the course of the second quarter.

     ALM INVESTMENTS

     At June 30, 2005, our securities available for sale portfolio included $9.0 billion of securities for ALM purposes, compared with $11.7 billion at June 30, 2004. During the second quarter 2005, in addition to allowing our ALM fixed rate portfolio to run off as part of our strategy to allow our core asset sensitivity to increase, we sold $475 million of low-yielding Agency securities to fund loan growth. The estimated ALM portfolio effective duration was 1.9 at June 30, 2005, compared to 2.7 at June 30, 2004.

     Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 1.9 suggests an expected price change of approximately minus 1.9 percent for an immediate one percent rise in interest rates.

     ALM DERIVATIVES

     We also continued to allow our ALM derivatives to mature and reduced the net level of interest rate derivatives by $830 million during the quarter. This strategy further contributed to our rising core asset-sensitivity. For additional discussion of derivative instruments and our hedging strategies, see
Note 8 to our Condensed Consolidated Financial Statements included in this report and Note 18 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     We began marketing energy derivatives contracts to existing energy industry customers, primarily oil and gas producers, in late 2004, in order to meet their hedging needs. Volume increased from $42 million in notional amount of contracts outstanding as of December 31, 2004 to $650 million as of June 30, 2005. Consistent with our customer interest rate derivatives business, all transactions are fully matched to remove our exposure to market risk, with income produced from the credit spread earned.

     For information about the market risk in our trading activities, please see "Quantitative and Qualitative Disclosures about Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2004.

LIQUIDITY RISK

     Liquidity risk represents the potential for loss as a result of limitations on our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The ALM Policy approved by the Finance and Capital Committee of the Board requires regular reviews of our liquidity by ALCO. ALCO conducts monthly ongoing reviews of our liquidity situation as well as regular updates to our CEO Forum who approve our liquidity contingency plan. Liquidity is managed through this ALCO coordination process on an entity-wide basis, encompassing all major business units. The operating management of liquidity is implemented through the funding and investment functions. Our liquidity management draws upon the strengths of our extensive retail and commercial core deposit franchise, coupled with the ability to obtain funds for various terms in a variety of domestic and international money markets. Our securities portfolio represents a significant source of additional liquidity.

     Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and time deposits (of $100 thousand or less), combined with average common stockholders' equity, funded over 82 percent of average total assets of $49 billion in the second quarter of 2005. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, large time deposits, foreign deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper, and other borrowings.

     The securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales or repurchase agreements. At June 30, 2005, we could have sold or transferred under repurchase agreements almost $7 billion of our available for sale securities. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold and trading account securities. The aggregate balance of these assets averaged $1 billion during the quarter. Additional liquidity may be provided through loan maturities and sales.

REGULATORY CAPITAL

     The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios.


UNIONBANCAL CORPORATION

                                                                                     MINIMUM
                               JUNE 30,       DECEMBER 31,        JUNE 30,         REGULATORY
(DOLLARS IN THOUSANDS)           2004             2004             2005            REQUIREMENT
------------------------  ----------------  ----------------  ----------------  ----------------
CAPITAL COMPONENTS
Tier 1 capital..........  $      3,706,202  $      3,817,698  $      3,814,576
Tier 2 capital..........           922,122           968,294           915,081
                          ----------------  ----------------  ----------------
Total risk-based capital  $      4,628,324  $      4,785,992  $      4,729,657
                          ================  ================  ================
Risk-weighted assets....  $     35,422,904  $     39,324,859  $     42,958,478
                          ================  ================  ================
Quarterly average assets  $     44,339,052  $     47,168,683  $     49,123,946
                          ================  ================  ================

CAPITAL RATIOS              AMOUNT   RATIO    AMOUNT   RATIO    AMOUNT   RATIO    AMOUNT   RATIO
------------------------  ---------- -----  ---------- -----  ---------- -----  ---------- -----
Total capital (to
  risk-weighted assets).  $4,628,324 13.07% $4,785,992 12.17% $4,729,657 11.01%>$3,436,678  8.0%
Tier 1 capital (to
  risk-weighted assets).   3,706,202 10.46   3,817,698  9.71   3,814,576  8.88 > 1,718,339  4.0
Leverage(1).............   3,706,202  8.36   3,817,698  8.09   3,814,576  7.77 > 1,964,958  4.0
-------------

(1)        Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).


UNION BANK OF CALIFORNIA, N.A.

                                                                                    MINIMUM      "WELL-CAPITALIZED"
                              JUNE 30,        DECEMBER 31,        JUNE 30,         REGULATORY        REGULATORY
(DOLLARS IN THOUSANDS)          2004              2004              2005          REQUIREMENT        REQUIREMENT
------------------------  ----------------  ----------------  ----------------  ----------------  ----------------
CAPITAL COMPONENTS
Tier 1 capital..........  $      3,695,565  $      3,597,738  $      3,844,620
Tier 2 capital..........           476,900           493,756           457,607
                          ----------------  ----------------  ----------------
Total risk-based capital  $      4,172,465  $      4,091,494  $      4,302,227
                          ================  ================  ================
Risk-weighted assets....  $     34,925,361  $     38,711,682  $     42,299,041
                          ================  ================  ================
Quarterly average assets  $     43,688,650  $     46,588,762  $     48,528,048
                          ================  ================  ================



CAPITAL RATIOS              AMOUNT   RATIO    AMOUNT   RATIO    AMOUNT   RATIO    AMOUNT   RATIO    AMOUNT   RATIO
------------------------  ---------- -----  ---------- -----  ---------- -----  ---------- -----  ---------- -----
Total capital (to risk-
  weighted assets)..      $4,172,465 11.95% $4,091,494 10.57% $4,302,227 10.17%>$3,383,923  8.0% >$4,229,904  10.0%
Tier 1 capital (to risk-
  weighted assets)......   3,695,565 10.58   3,597,738  9.29   3,844,620  9.09 > 1,691,962  4.0  > 2,537,942   6.0
Leverage(1).............   3,695,565  8.46   3,597,738  7.72   3,844,620  7.92 > 1,941,122  4.0  > 2,426,402   5.0
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

     The decrease in our capital ratios from June 30, 2004, was attributable to higher risk-weighted assets. Our Leverage ratio decrease was primarily attributable to a $5 billion, or 11 percent, increase in quarterly average assets, which was substantially the result of increases in both our residential mortgage and commercial loan portfolios.

     As of June 30, 2005, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

BUSINESS SEGMENTS

     In April 2005, we announced several organizational changes that affected our business segments. The Global Markets Group has been eliminated and the activities of this group have been transferred. Corporate Treasury, which is responsible for ALM and the investment portfolio, is now included in "Other." The trading of securities and foreign exchange contracts, as well as the responsibilities for customer accommodated derivative contracts are now included in the "Global Markets Division" of the Community Banking and Investment Services Group. We are now organized around the target markets we serve and operate in three principal areas, as shown in the table that follows. The results show the financial performance of our major business units.

     The risk-adjusted return on capital (RAROC) methodology used seeks to attribute economic capital to business units consistent with the level of risk they assume. These risks are primarily credit, market and operational. Credit risk is the potential loss in economic value due to the likelihood that the obligor will not perform as agreed. Market risk is the potential loss in fair value due to changes in interest rates, currency rates and equity prices.
Operational risk is the potential loss due to all other factors, such as failures in internal control, system failures, or external events. RAROC is one of several measures that is used to measure business unit compensation.

     The following tables reflect the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes from the prior year, for each of our primary business units. The information presented does not necessarily represent the business units' financial condition and results of operations as if they were independent entities. Also, the table has been expanded to include performance center earnings. A performance center is a special unit whose income generating activities, unlike typical profit centers, are based on other business segment units' customer base. The revenues generated and expenses incurred for those transactions entered into to accommodate our customers are allocated to other business segments where the customer relationships reside. A performance center's purpose is to foster cross-selling with a total profitability view of the products and services it manages. For example, the Securities Trading and Sales unit within the Global Markets Division, is a performance center that manages the fixed income securities activities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

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

     The business units' results for the prior periods have been restated to reflect changes in the transfer pricing methodology and the organizational changes that have occurred.


                          COMMUNITY BANKING                      COMMERCIAL                      INTERNATIONAL
                           AND INVESTMENT                        FINANCIAL                          BANKING
                           SERVICES GROUP                     SERVICES GROUP                         GROUP
                          -----------------                  -----------------                  ---------------
                           AS OF THE THREE   2005 VS. 2004    AS OF THE THREE   2005 VS. 2004   AS OF THE THREE  2005 VS. 2004
                             MONTHS ENDED      INCREASE         MONTHS ENDED      INCREASE        MONTHS ENDED     INCREASE
                               JUNE 30,       (DECREASE)          JUNE 30,       (DECREASE)         JUNE 30,      (DECREASE)
                          ----------------- ---------------  ----------------- ---------------  --------------- ---------------
                            2004     2005    AMOUNT PERCENT    2004     2005    AMOUNT PERCENT    2004   2005    AMOUNT PERCENT
                          -------- -------- ------- -------  -------- -------- ------- -------  ------- ------- ------- -------
RESULTS OF OPERATIONS
  AFTER PERFORMANCE
  CENTER EARNINGS
  (DOLLARS IN THOUSANDS):
  Net interest income..   $179,360 $234,031 $54,671    30%   $162,147 $220,713 $58,566    36%   $ 8,946 $ 7,608 $(1,338)  (15)%
  Noninterest income
    (expense)..........    131,089  134,993   3,904     3      72,638   75,898   3,260     4     22,261  18,319  (3,942)  (18)
                          -------- -------- -------          -------- -------- -------          ------- ------- -------
  Total revenue........    310,449  369,024  58,575    19     234,785  296,611  61,826    26     31,207  25,927  (5,280)  (17)
  Noninterest expense..    226,090  256,022  29,932    13     103,680  116,280  12,600    12     16,957  15,859  (1,098)   (6)
  Credit expense.......      7,847    7,681    (166)   (2)     26,480   21,374  (5,106)  (19)       645     370    (275)  (43)
                          -------- -------- -------          -------- -------- -------          ------- ------- -------
  Income before income
    tax expense........     76,512  105,321  28,809    38     104,625  158,957  54,332    52     13,605   9,698  (3,907)  (29)
  Income tax expense...     29,266   40,285  11,019    38      34,265   53,252  18,987    55      5,204   3,709  (1,495)  (29)
                          -------- -------- -------          -------- -------- -------          ------- ------- -------
  Net income...........   $ 47,246 $ 65,036 $17,790    38    $ 70,360 $105,705 $35,345    50    $ 8,401 $ 5,989 $(2,412)  (29)
                          ======== ======== =======          ======== ======== =======          ======= ======= =======
PERFORMANCE CENTER
  EARNINGS
(DOLLARS IN THOUSANDS):
  Net interest income..   $    156 $     54 $  (102)  (65)   $   (110)    $(81)$    29    26    $    26 $    17 $    (9)  (35)
  Noninterest income...    (19,143) (15,721)  3,422    18      15,271   11,590  (3,681)  (24)       343     568     225    66
  Noninterest expense..     (9,068)  (5,661)  3,407    38       8,015    4,786  (3,229)  (40)        22     247     225 1,023
  Net income (loss)....     (6,143)  (6,187)    (44)   (1)      4,450    4,298    (152)   (3)       215     208      (7)   (3)
  Total loans (dollars
    in millions).......         28       24      (4)  (14)        (46)     (48)     (2)   (4)        --      --      --    na
AVERAGE BALANCES
(DOLLARS IN MILLIONS):
  Total loans(1).......   $ 12,256 $ 15,046 $ 2,790    23    $ 12,140  $15,331 $ 3,191    26    $ 1,820 $ 1,644 $  (176)  (10)
  Total assets.........     13,609   16,470   2,861    21      14,467   18,753   4,286    30      2,254   2,007    (247)  (11)
  Total deposits(1)....     19,332   20,366   1,034     5      14,380   15,527   1,147     8      2,041   1,412    (629)  (31)
FINANCIAL RATIOS:
  Risk adjusted return
    on capital(2)......         26%      34%                       19%      26%                      54%     43%
  Return on average
    assets(2)..........       1.40     1.58                      1.96     2.26                     1.50    1.20
  Efficiency ratio(3)..      72.83    69.38                     44.16    39.20                    54.34   61.17




                                                                 UNIONBANCAL
                                OTHER                            CORPORATION
                          -----------------                    -----------------
                           AS OF THE THREE   2005 VS. 2004     AS OF THE THREE      2005 VS. 2004
                             MONTHS ENDED      INCREASE         MONTHS ENDED           INCREASE
                               JUNE 30,       (DECREASE)          JUNE 30,            (DECREASE)
                          ----------------- -----------------  -----------------  ------------------
                            2004     2005    AMOUNT   PERCENT    2004    2005      AMOUNT    PERCENT
                          -------- -------- --------  -------  -------- --------  ---------  -------
RESULTS OF OPERATIONS
  AFTER PERFORMANCE
  CENTER EARNINGS
  (DOLLARS IN THOUSANDS):
  Net interest income..   $ 49,405 $  1,504 $(47,901)   (97)%  $399,858 $463,856  $  63,998     16%
  Noninterest income
   (expense)...........    105,022   (7,860)(112,882)  (107)    331,010  221,350   (109,660)   (33)
                          -------- -------- --------           -------- --------  ---------
  Total revenue........    154,427   (6,356)(160,783)  (104)    730,868  685,206    (45,662)    (6)
  Noninterest expense..     29,675   21,029   (8,646)   (29)    376,402  409,190     32,788      9
  Credit expense.......    (44,972) (40,425)   4,547     10     (10,000) (11,000)    (1,000)   (10)
                          -------- -------- --------           -------- --------  ---------
  Income before income
    tax expense........    169,724   13,040 (156,684)   (92)    364,466  287,016    (77,450)   (21)
  Income tax expense...     64,634    2,588  (62,046)   (96)    133,369   99,834    (33,535)   (25)
                          -------- -------- --------           -------- --------  ---------
  Net income...........   $105,090 $ 10,452 $(94,638)   (90)   $231,097 $187,182  $ (43,915)   (19)
                          ======== ======== ========           ======== ========  =========
PERFORMANCE CENTER
  EARNINGS (DOLLARS IN
  THOUSANDS):
  Net interest income..   $    (72)$     10 $     82    114    $     -- $     --  $      --     na
  Noninterest income...      3,529    3,563       34      1          --       --         --     na
  Noninterest expense..      1,031      628     (403)   (39)         --       --         --     na
  Net income (loss)....      1,478    1,681      203     14          --       --         --     na
  Total loans (dollars
    in millions).......         18       24        6     33          --       --         --     na
AVERAGE BALANCES
(DOLLARS IN MILLIONS):
  Total loans(1).......   $    623 $    203 $   (420)   (67)   $ 26,839 $ 32,224  $   5,385     20
  Total assets.........     14,281   12,235   (2,046)   (14)     44,611   49,465      4,854     11
  Total deposits(1)....      2,057    3,418    1,361     66      37,810   40,723      2,913      8
FINANCIAL RATIOS:
  Risk adjusted return
    on capital(2)......         na       na                          na       na
  Return on average
    assets(2)..........         na       na                        2.08%    1.52%
  Efficiency ratio(3)..         na       na                       51.44    60.59
------------------

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

na = not applicable


                          COMMUNITY BANKING                      COMMERCIAL                      INTERNATIONAL
                           AND INVESTMENT                        FINANCIAL                          BANKING
                           SERVICES GROUP                     SERVICES GROUP                         GROUP
                          -----------------                  -----------------                  ---------------
                            AS OF THE SIX    2005 VS. 2004     AS OF THE SIX    2005 VS. 2004    AS OF THE SIX   2005 VS. 2004
                             MONTHS ENDED      INCREASE         MONTHS ENDED      INCREASE        MONTHS ENDED     INCREASE
                               JUNE 30,       (DECREASE)          JUNE 30,       (DECREASE)         JUNE 30,      (DECREASE)
                          ----------------- ---------------- ----------------- ---------------  --------------- ---------------
                            2004     2005    AMOUNT  PERCENT    2004     2005   AMOUNT PERCENT    2004   2005    AMOUNT PERCENT
                          -------- -------- -------- ------- -------- -------- ------- -------  ------- ------- ------- -------
RESULTS OF OPERATIONS
  AFTER PERFORMANCE
  CENTER EARNINGS
  (DOLLARS IN
  THOUSANDS):
  Net interest income..   $355,928 $456,579 $100,651     28% $319,636 $418,862 $99,226    31%   $16,521 $15,031 $(1,490)   (9)%
  Noninterest income
    (expense)..........    249,254  269,146   19,892      8   142,266  140,811  (1,455)   (1)    40,450  35,977  (4,473)  (11)
                          -------- -------- --------         -------- -------- -------          ------- ------- -------
  Total revenue........    605,182  725,725  120,543     20   461,902  559,673  97,771    21     56,971  51,008  (5,963)  (10)
  Noninterest expense..    447,646  514,566   66,920     15   208,415  225,356  16,941     8     32,640  31,326  (1,314)   (4)
  Credit expense.......     15,684   16,639      955      6    57,706   45,042 (12,664)  (22)     1,249     806    (443)  (35)
                          -------- -------- --------         -------- -------- -------          ------- ------- -------
  Income before income
    tax expense........    141,852  194,520   52,668     37   195,781  289,275  93,494    48     23,082  18,876  (4,206)  (18)
  Income tax expense...     54,258   74,404   20,146     37    62,526   96,300  33,774    54      8,829   7,220  (1,609)  (18)
                          -------- -------- --------         -------- -------- -------          ------- ------- -------
  Net income...........   $ 87,594 $120,116 $ 32,522     37  $133,255 $192,975 $59,720    45    $14,253 $11,656 $(2,597)  (18)
                          ======== ======== ========         ======== ======== =======          ======= ======= =======
PERFORMANCE CENTER
  EARNINGS
(DOLLARS IN THOUSANDS):
  Net interest income..   $    327 $    152 $   (175)   (54) $   (238)$   (246)$    (8)   (3)   $    35 $    31 $    (4)  (11)
  Noninterest income...    (39,892) (29,809)  10,083     25    31,889   22,014  (9,875)  (31)       616   1,116     500    81
  Noninterest expense..    (20,095) (10,690)   9,405     47    17,591    8,973  (8,618)  (49)        65     451     386   594
  Net income (loss)....    (12,058) (11,731)     327      3     8,755    8,134    (621)   (7)       362     430      68    19
  Total loans (dollars
    in millions).......         28       25       (3)   (11)      (45)     (52)     (7)  (16)        --      --      --    na
AVERAGE BALANCES
(DOLLARS IN MILLIONS):
  Total loans(1).......   $ 12,174 $ 14,782 $  2,608     21  $ 12,112 $ 15,092 $ 2,980    25    $ 1,692 $ 1,636 $   (56)   (3)
  Total assets.........     13,512   16,214    2,702     20    14,330   18,384   4,054    28      2,129   2,012    (117)   (5)
  Total deposits(1)....     19,021   20,354    1,333      7    13,858   15,203   1,345    10      1,853   1,497    (356)  (19)
FINANCIAL RATIOS:
  Risk adjusted return
    on capital(2)......         24%      31%                       18%      24%                      47%    41%
  Return on average
    assets(2)..........       1.30     1.49                      1.87     2.12                     1.35    1.17
  Efficiency ratio(3)..      73.97    70.90                     45.12    40.27                    57.29   61.41



                                                                  UNIONBANCAL
                                OTHER                             CORPORATION
                          -----------------                    ---------------------
                           AS OF THE SIX     2005 VS. 2004        AS OF THE SIX         2005 VS. 2004
                             MONTHS ENDED      INCREASE           MONTHS ENDED            INCREASE
                               JUNE 30,       (DECREASE)            JUNE 30,             (DECREASE)
                          ----------------- -----------------  ---------------------  ------------------
                            2004     2005     AMOUNT  PERCENT    2004       2005       AMOUNT    PERCENT
                          -------- -------- --------- -------  ---------- ----------  --------   -------
RESULTS OF OPERATIONS
  AFTER PERFORMANCE
  CENTER EARNINGS
  (DOLLARS IN THOUSANDS):
  Net interest income..   $108,194 $ 14,183 $ (94,011)  (87)%  $  800,279 $  904,655  $104,376      13%
  Noninterest income
   (expense)...........    110,245   (1,823) (112,068) (102)      542,215    444,111   (98,104)    (18)
                          -------- -------- ---------          ---------- ----------  --------
  Total revenue........    218,439   12,360  (206,079)  (94)    1,342,494  1,348,766     6,272       0
  Noninterest expense..     60,807   45,409   (15,398)  (25)      749,508    816,657    67,149       9
  Credit expense.......    (89,639) (81,487)    8,152     9       (15,000)   (19,000)   (4,000)    (27)
                          -------- -------- ---------          ---------- ----------  --------
  Income before income
    tax expense........    247,271   48,438  (198,833)  (80)      607,986    551,109   (56,877)     (9)
  Income tax expense...     93,789    4,026   (89,763)  (96)      219,402    181,950   (37,452)    (17)
                          -------- -------- ---------          ---------- ----------  --------
  Net income...........   $153,482 $ 44,412 $(109,070)  (71)   $  388,584 $  369,159  $(19,425)     (5)
                          ======== ======== =========          ========== ==========  ========
PERFORMANCE CENTER
  EARNINGS (DOLLARS IN
  THOUSANDS):
  Net interest income..   $   (124)$     63 $     187   151    $       -- $       --  $     --      na
  Noninterest income...      7,387    6,679      (708)  (10)           --         --        --      na
  Noninterest expense..      2,439    1,266    (1,173)  (48)           --         --        --      na
  Net income (loss)....      2,941    3,167       226     8            --         --        --      na
  Total loans (dollars
    in millions).......         17       27        10    59            --         --        --      na
AVERAGE BALANCES
(DOLLARS IN MILLIONS):
  Total loans(1).......   $    512 $    256 $    (256)  (50)   $   26,490 $   31,766  $  5,276      20
  Total assets.........     13,860   12,265    (1,595)  (12)       43,831     48,875     5,044      12
  Total deposits(1)....      2,143    3,145     1,002    47        36,875     40,199     3,324       9
FINANCIAL RATIOS:
  Risk adjusted return
    on capital(2)......         na       na                            na         na
  Return on average
    assets(2)..........         na       na                          1.78%      1.52%
  Efficiency ratio(3)..         na       na                         55.72      60.69
----------------

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

     During the second quarter 2005, net income increased by 38 percent over the same period in 2004, reflecting the group's continued focus on growing the consumer asset portfolio and attracting retail and small business deposits.

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

     Total core deposit growth demonstrates the group's continued success in attracting mass retail, affluent consumers and small business deposits through marketing activities, relationship management, increased and improved sales resources, new locations, and new products. These activities, in the aggregate, have resulted in a year-over-year increase of approximately 8 percent in core deposits. Among the more successful marketing activities has been the "Power Bank" network, in Fresno, California and in the Central Coast region of California. These branches offer an expanded set of service options, extended hours and have been remodeled to improve the customer experience with facility enhancements. We do not, however, intend to expand the "Power Bank" to additional markets in 2005 until we better understand the return on our investment in facilities and improved service. The focus on enterprise-wide cross-sell has been particularly effective in our affluent market where a key strategy of The Private Bank is to expand its business by leveraging existing Bank client relationships.

     The largest portion of the 3 percent increase in noninterest income was due to an increase in deposit fees and trust fees, which were attributable to the recently acquired portfolios from CNA Trust (renamed TruSource) and the BTM Trust Company, New York. Overall, total revenues for the second quarter 2005 increased by over 19 percent compared to the second quarter 2004.

     The Community Banking and Investment Services Group is comprised of five major divisions: Community Banking, Wealth Management, Institutional Services and Asset Management, Consumer Asset Management, and Global Markets.

     COMMUNITY BANKING serves its customers through 314 full-service branches in California, 4 full-service branches in Oregon and Washington, and a network of 594 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our WEBSITE at WWW.UBOC.COM. In addition, the division offers automated teller and point-of-sale merchant services.

     This division is organized by service delivery method, by markets and by geography. We serve our customers in the following ways:

     o    through  community   banking  branches,   which  serve  consumers  and
          businesses with checking and deposit services, as well as various types of consumer financing;

     o    through  access to our internet  banking  services,  which augment our
          physical   delivery   channels  by  providing  an  array  of  customer
          transaction, bill payment and loan payment services;

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

     o HighMark Capital Management, Inc., a registered investment advisor, provides investment advisory, administration and support services to institutional clients and our proprietary mutual funds, the affiliated HighMark Funds. It also provides advisory services to most Union Bank of California, N.A. trust and agency clients, including corporations, pension funds and individuals. HighMark Capital Management, Inc.'s strategy is to increase assets under management by broadening its client base and helping to expand the distribution of shares of its mutual fund clients.

     o Institutional Services provides custody, corporate trust, and retirement plan services. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues and provides escrow services. Retirement Services provides a full range of defined benefit and defined contribution administrative services, including trustee services, administration, investment management, and 401(k) valuation services. The client base of Institutional Services includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers, and non-profit organizations. Institutional Services' strategy is to continue to leverage and expand its position in our target markets. The acquisition of CNA Trust Company (renamed TruSource) expanded our retirement processing capability by providing outsourcing services for direct distributors of retirement products, and strengthened capacity to support smaller plans. The acquisition of the corporate trust portfolio of the BTM Trust Company, New York enhanced our capability in the areas of municipal and project finance trustee and agent services.

     CONSUMER   ASSET   MANAGEMENT   provides  the   centralized   underwriting,
processing,   servicing,  collection  and  administration  for  consumer  assets including residential mortgages.

     GLOBAL MARKETS serves our customers with their insurance, foreign exchange and interest rate risk management and investment needs. Since the fourth quarter 2004, Global Markets Division has been offering energy derivative contracts, on a limited basis, to serve our energy sector client base. The division takes market risk when buying and selling securities and foreign exchange contracts for its own account, but takes no market risk when providing insurance or derivative contracts, since the market risk for these products is offset with third parties. Insurance products are sold through UBOC Insurance Services and securities are sold through UnionBanc Investment Services LLC, both of which are subsidiaries of Union Bank of California, N.A.

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

     COMMERCIAL FINANCIAL SERVICES GROUP

     The Commercial Financial Services Group offers financing, depository and cash management services to middle market and large corporate businesses primarily headquartered in the western United States. The group has continued to focus on specific geographic markets and industry segments such as energy, entertainment, and real estate. Relationship managers provide credit services, including commercial loans, accounts receivable and inventory financing, project financing, lease financing, trade financing, and real estate financing. In addition to credit services, the group offers cash management services delivered through deposit managers with significant industry expertise and experience in cash management solutions for businesses, correspondent banks and government entities.

     In the second quarter 2005, the increase in net income was due to significant growth in both loans and deposits. Net interest income increased by 36 percent due to higher demand deposits and a higher margin on deposits, resulting in a $58 million improvement over the prior year. Deposit growth came primarily from sales successes in middle market, corporate and real estate industries. In addition to new sales, pricing strategies to retain volume helped to offset the disintermediation associated with a rising interest rate environment. Our title/escrow deposits were not a significant source of growth in the second quarter.

     Second quarter 2005 average loans increased by 26 percent over the same period last year. This was primarily due to the acquisition of Jackson Federal and continued improvement in our approach to the commercial real estate market. The margin on deposits improved through a combination of increased volume and higher internal valuation rates.

     The decrease in noninterest income was mainly attributable to lower deposit fees due to an increase in the earnings credit available to our wholesale customers; lower credit card fees as a result of the sale of the merchant portfolio; however, these decreases were partly offset by higher syndication fees. The increase in noninterest expense during the second quarter 2005, compared to the second quarter 2004, was mainly due to outside services expense from vendor bills paid primarily for title and escrow customers.

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

     o the Commercial Deposit and Treasury Management Division, which provides deposit and cash management expertise to middle-market and large corporate clients, government agencies and specialized industries. This division also manages the Bank's web strategies for retail, small business, wealth management and commercial clients, as well as product development and management for the Bank as a whole.

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

     The group's business revolves around providing international correspondent banking services and short-term financing, mostly to international financial institutions. Net interest income in the second quarter 2005 declined due to lower demand for loans and tightening spreads in our major markets as well as our decision to exit from the Russian and former Soviet bloc markets in 2004. Lower sweep balances also contributed to the lower net interest income, again due to the decision to exit the Russian and former Soviet bloc markets. Noninterest income declined mainly due to a $3.9 million insurance recovery in the second quarter 2004 relating to the World Trade Center disaster. Noninterest expense declined primarily due to reduced overhead allocations based on lower asset balances.

     The group has a long history of providing correspondent banking and trade-related products and services to international financial institutions. We believe the group continues to achieve strong customer loyalty in the correspondent banking markets, but there are certain trends in these markets that could materially and adversely affect our international correspondent banking business. These trends include heightened regulatory burdens related to the Bank Secrecy Act and other anti-money laundering laws and regulations, as well as consolidation of banks in key international markets, increased technological investments and competition from major banks that are active in international correspondent banking. The International Banking Group, headquartered in San Francisco, also maintains offices in Asia and Latin America and an international banking subsidiary in New York.

     OTHER

     "Other" includes the following items:

     o corporate activities that are not directly attributable to one of the three major business units. Included in this category are certain other nonrecurring items such as the results of operations of certain parent company non-bank subsidiaries and the elimination of the fully taxable-equivalent basis amount;

     o the adjustment between the credit expense under RAROC and the provision for credit losses under US GAAP and earnings associated with unallocated equity capital;

     o the adjustment between the tax expense calculated under RAROC using a tax rate of 38.25 percent and our effective tax rates;

     o the Pacific Rim Corporate Group, with assets of $215 million at June 30, 2005, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered in Japan;

     o Corporate Treasury, which is responsible for our ALM, wholesale funding, and the investment and derivatives portfolios. These treasury management activities are carried out to counter-balance the residual risk positions of our core balance sheet and to manage those risks within conservative guidelines. (For additional discussion regarding these risk management activities, see "Quantitative and Qualitative Disclosures About Market Risk.") The funds transfer pricing results for the entire company, which allocates to the other business segments their cost of funds on all asset categories and credit for funds on all liability categories; and

     o    the residual costs of support groups.

     The second quarter 2005 financial results were impacted by the following factors:

     o Credit expense (income) of ($40.4) million was due to the difference between the $11.0 million reversal of provision for loan losses calculated under our US GAAP methodology and the $29.4 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

     o Net interest income included the result of differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, a credit for deposits in the Pacific Rim Corporate Group and transfer pricing results. Net interest income declined $47.9 million primarily as a result of a decrease in income from ALM derivatives hedges and from the net impact of changes in transfer pricing rates over prior period as market rates increased;

     o Noninterest income of ($7.9) million included a $13.3 million loss on the sale of $475 million of securities in support of loan growth during the quarter; and

     o Noninterest expense of $21.0 million declined partially as a result of lower litigation expenses and refinements in our overhead allocations in the second quarter of 2005.

     The second quarter 2004 financial results were impacted by the following factors:

     o Credit expense (income) of ($45.0) million was due to the difference between the $10.0 million reversal in provision for loan losses calculated under our US GAAP methodology and the $35.0 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

     o Net interest income is the result of differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, a credit for deposits in the Pacific Rim Corporate Group and net transfer pricing results reported by Corporate Treasury;

     o Noninterest income of $105.0 million, which included a $93.0 million gain on the sale of our merchant card portfolio and an $8.5 million gain on the sale of real property; and

     o    Noninterest expense of $29.7 million.

REGULATORY MATTERS

     On October 18, 2004, Union Bank of California International entered into a written agreement with the Federal Reserve Bank of New York relating to Union
Bank of  California  International's  Bank Secrecy

Act controls and processes. Union Bank of California International is wholly-owned by Union Bank of California, N.A., which is wholly-owned by UnionBanCal Corporation. Union Bank of California International is headquartered in New York City and, as an Edge Act subsidiary, is limited to engaging in international banking activities. On March 23, 2005, Union Bank of California, N.A., received from the Office of the Comptroller of the Currency, its principal regulator, a memorandum of understanding, which requires Union Bank of California, N.A. to strengthen its Bank Secrecy Act and anti-money laundering controls and processes. Management is committed to resolving the issues raised by the regulators and is continuing to take action aimed at resolving these matters.

     These regulatory matters may adversely affect UnionBanCal Corporation's and Union Bank of California, N.A.'s ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions. However, neither this effect, the regulatory agreements, nor the financial impact of enhanced Bank Secrecy Act and anti-money laundering controls and processes, are expected to have a material adverse impact on the financial condition or results of operations of Union Bank of California, N.A. or UnionBanCal Corporation.

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

     In this document, for example, we make forward-looking statements, which discuss our expectations about:

     o    Pending legal actions

     o    Credit quality and provision for credit losses

     o    Net interest income including income from derivative hedges

     o The impact of increases in interest rates and growth in our commercial loan portfolio on our net interest margin

     o    The impact of strategic investments on our business

     o    The unallocated portion of our allowances for credit losses

     o    Our sensitivity to changes in interest rates

     o    The asset sensitivity of our balance sheet

     o Increased regulatory controls and processes regarding Bank Secrecy Act and anti-money laundering matters

     o Trends in international markets, which could adversely affect our international correspondent banking business

     o    Future legislative and regulatory developments

     o The costs and effects of litigation, investigations, or similar matters, or adverse facts and developments related thereto

     o Decisions to downsize, sell or close units or otherwise change the business mix of any of the company

     o    Potential dividend restrictions

     o    Integration of acquired companies

     There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our stock price, financial condition, and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed below in "Industry Factors" and "Company Factors."

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

     ADVERSE EFFECTS OF, OR CHANGES IN, BANKING OR OTHER LAWS AND REGULATIONS OR GOVERNMENTAL FISCAL OR MONETARY POLICIES COULD ADVERSELY AFFECT US

     We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This will likely continue in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement. Additionally, our international activities may be subject to the laws and regulations of the jurisdiction in which business is being conducted. International laws, regulations and policies affecting us and our subsidiaries may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to The Bank of Tokyo-Mitsubishi, Ltd.'s controlling ownership of us, laws, regulations and policies adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future.

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

     ADVERSE ECONOMIC FACTORS AFFECTING CERTAIN INDUSTRIES WE SERVE COULD ADVERSELY AFFECT OUR BUSINESS

     We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to residential real estate, especially in California. Accordingly, a downturn in the real estate and housing industries in California could have an adverse effect on our operations and the quality of our real estate loan portfolio. Increases in residential mortgage loan interest rates could also have an adverse effect on our operations by depressing new mortgage loan originations. We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the commercial real estate industry, the communications / media industry, the retail industry, the power industry and the technology industry. Recent increases in fuel prices and energy costs have adversely affected businesses in several of these industries. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

     WE ARE NOT ABLE TO OFFER ALL OF THE FINANCIAL SERVICES AND PRODUCTS OF A FINANCIAL HOLDING COMPANY

     Banks, securities firms, and insurance companies can now combine as a "financial holding company." Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have elected to become financial holding companies. Recently, a number of foreign banks have acquired financial holding companies in the U.S., further increasing competition in the U.S. market. Under current regulatory interpretations, Mitsubishi Tokyo Financial Group, Inc. would be required to make a financial holding company election in order for us to have the benefits of their status. We do not expect that Mitsubishi Tokyo Financial Group, Inc. will make such an election in the near future.

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

     Our ability to obtain regulatory approval of acquisitions is subject to constraints related to the Bank Secrecy Act, as described in "Supervision and Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2004, and above in "Regulatory Matters." Subject to our ability to address successfully these regulatory concerns, we may seek to acquire or invest in financial and non-financial companies that complement our business. There can be no assurance that we will be successful in completing any such acquisition or investment as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. In addition, we continue to evaluate the performance of all of our businesses and business lines and may sell a business or business line. Any acquisitions, divestitures or restructurings may result in the issuance of potentially dilutive equity securities, significant write-offs, including those related to goodwill and other intangible assets, and/or the incurrence of debt, any of which could have a material adverse effect on our business, results of operations and financial condition. Acquisitions, divestitures or restructurings could involve numerous additional risks including difficulties in obtaining any required regulatory approvals and in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, higher than expected deposit attrition (run-off), divestitures required by regulatory authorities, the disruption of our business, and the potential loss of key employees. There can be no assurance that we will be successful in addressing these or any other significant risks encountered.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A discussion  of our market risk exposure is  incorporated  by reference to
Part I, Item 2 of this document under the captions "Quantitative and Qualitative Disclosures About Market Risk," "Liquidity Risk," and "Factors That May Affect Future Results."

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2005. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

     During the quarter ended June 30, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are subject to various pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable.

     Grafton Partners LP v. Union Bank of California is pending in Alameda County Superior Court (filed March 12, 2003). That suit concerns a "Ponzi" scheme perpetrated by PinnFund, USA, located in San Diego, California. We have reached an agreement in principle to resolve the Grafton matter, which calls for a payment of $22 million, $15.8 million of which will be paid by the Company's insurance carriers. This agreement in principle is in the process of being documented, and will thereafter require court approval. The disposition of this claim, on the basis described above, assuming that the settlement becomes final and approved, will not have a material adverse effect on our financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     REPURCHASES OF EQUITY SECURITIES

     The following table presents repurchases by us of our equity securities during the second quarter 2005:


                                                                   TOTAL NUMBER OF SHARES    APPROXIMATE DOLLAR VALUE
                                                                    PURCHASED AS PART OF          OF SHARES THAT
                            TOTAL NUMBER OF   AVERAGE PRICE PAID     PUBLICLY ANNOUNCED         MAY YET BE PURCHASED
PERIOD                     SHARES PURCHASED       PER SHARE               PROGRAMS             UNDER THE PROGRAMS
-------------------------- ----------------   ------------------   ----------------------    ------------------------
APRIL 2005
(April 25 - 29, 2005).....       227,000           $60.33                  227,000               $237,600,475(1)
MAY 2005
(May 2 - 31, 2005)........       615,000           $62.34                  615,000               $199,258,735
JUNE 2005
(June 1 - 30, 2005).......       579,100           $64.20                  579,100               $162,078,928(2)
                               ---------                                 ---------
   TOTAL..................     1,421,100           $62.78                1,421,100
---------------

(1) On April 21, 2005, UnionBanCal Corporation announced the Board of Directors authorization of an additional $200 million repurchase of the Company's common stock.
(2) In the second quarter of 2005, UnionBanCal Corporation used the remaining $51.3 million from the $200 million repurchase program announced on April 28, 2004 and $37.9 million from the $200 million repurchase program announced April 21, 2005.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     For information regarding matters submitted to a vote at the Annual Meeting of Stockholders on April 27, 2005, see Part II, Item 4 of our Report on Form 10-Q for the quarter ended March 31, 2005, incorporated by reference herein.


ITEM 6. EXHIBITS

      NO.                             DESCRIPTION
     ----   --------------------------------------------------------------------
     10.1   Philip B. Flynn Amendment of Employment  Agreement (Effective May 1,
            2005)(1)

     10.2   David I. Matson Amendment of Employment  Agreement (Effective May 1,
            2005)(1)

     10.3   Year 2000 UnionBanCal Corporation Management Stock Plan(2)

     31.1   Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

     31.2   Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

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

-------------------------

(1)  Filed herewith.

(2)  Filed  as  Appendix  A to  UnionBanCal  Corporation's  Proxy  Statement  on
     Schedule 14A for its 2005 Annual Meeting of Stockholders and incorporated by reference herein.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNIONBANCAL CORPORATION
                                              (Registrant)




Date:  August 5, 2005                  By:        /S/TAKASHI MORIMURA
                                          --------------------------------------
                                                     Takashi Morimura
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                              (Principal Executive Officer)


Date:  August 5, 2005                  By:         /S/DAVID I. MATSON
                                          --------------------------------------
                                                      David I. Matson
                                                     VICE CHAIRMAN AND
                                                 CHIEF FINANCIAL OFFICER
                                              (Principal Financial Officer)


Date:  August 5, 2005                  By:       /S/DAVID A. ANDERSON
                                          --------------------------------------
                                                    David A. Anderson
                                            SENIOR VICE PRESIDENT AND CONTROLLER
                                               (Chief Accounting Officer)