Form 10-Q
period 2005-09-30
UNIONBANCAL CORP
filed 2005-11-08
CIK 1011659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Number of shares of Common Stock outstanding at October 31, 2005:
144,585,174

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I
FINANCIAL INFORMATION
  Consolidated Financial Highlights.........................................  2
  Item 1. Financial Statements:
    Condensed Consolidated Statements of Income.............................  4
    Condensed Consolidated Balance Sheets...................................  5
    Condensed Consolidated Statements of Changes in Stockholders' Equity....  6
    Condensed Consolidated Statements of Cash Flows.........................  7
    Notes to Condensed Consolidated Financial Statements....................  8
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
    Introduction............................................................  27
    Executive Overview......................................................  27
    Discontinued Operations.................................................  28
    Critical Accounting Policies............................................  29
    Financial Performance...................................................  30
    Net Interest Income.....................................................  34
    Noninterest Income......................................................  37
    Noninterest Expense.....................................................  37
    Income Tax Expense......................................................  38
    Loans...................................................................  38
    Cross-Border Outstandings...............................................  40
    Reversal of Allowance for Credit Losses.................................  40
    Allowance for Credit Losses.............................................  40
    Nonperforming Assets....................................................  44
    Loans 90 Days or More Past Due and Still Accruing.......................  45
    Quantitative and Qualitative Disclosures About Market Risk..............  45
    Liquidity Risk..........................................................  48
    Regulatory Capital......................................................  48
    Business Segments.......................................................  49
    Regulatory Matters......................................................  57
    Factors That May Affect Future Results..................................  58
  Item 3. Quantitative and Qualitative Disclosures About Market Risk........  64
  Item 4. Controls and Procedures...........................................  64
PART II
OTHER INFORMATION
  Item 1. Legal Proceedings.................................................  65
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......  65
  Item 6. Exhibits..........................................................  65
  Signatures................................................................  66



                          PART I. FINANCIAL INFORMATION
                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)

                                                                                           AS OF AND FOR THE
                                                                                           THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,  SEPTEMBER 30,   PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                             2004            2005       CHANGE
---------------------------------------------                                         -------------  -------------   ------
RESULTS OF OPERATIONS:
  Net interest income(1)..........................................................          $407,590       $465,193    14.13%
  Reversal of allowance for loan losses...........................................           (10,939)       (15,000)    37.12
  Noninterest income..............................................................           197,120        212,188      7.64
  Noninterest expense(2)..........................................................           359,576        396,696     10.32
                                                                                         -----------    -----------
  Income before income taxes(1)...................................................           256,073        295,685     15.47
  Taxable-equivalent adjustment...................................................             1,012          1,051      3.85
  Income tax expense..............................................................            98,121         93,388     (4.82)
                                                                                         -----------    -----------
  Income from continuing operations...............................................           156,940        201,246     28.23
  Income (loss) from discontinued operations, net of taxes........................             6,498        (15,961)       nm
                                                                                         -----------    -----------
  Net income......................................................................          $163,438       $185,285    13.37%
                                                                                         ===========    ===========
PER COMMON SHARE:
  Basic earnings:
    From continuing operations....................................................             $1.06          $1.39     31.13%
    Net income....................................................................              1.11           1.28     15.32
  Diluted earnings:
    From continuing operations....................................................              1.04           1.36     30.77
    Net income....................................................................              1.09           1.26     15.60
  Dividends(3)....................................................................              0.36           0.41     13.89
  Book value (end of period)......................................................             28.04          30.07      7.24
  Common shares outstanding (end of period)(4)....................................       147,163,392    144,584,972     (1.75)
  Weighted average common shares outstanding--basic(4)............................       147,554,853    144,459,465     (2.10)
  Weighted average common shares outstanding--diluted(4)..........................       150,379,127    147,613,377     (1.84)
BALANCE SHEET (END OF PERIOD):
  Total assets(8).................................................................       $46,990,605    $51,298,842      9.17%
  Total loans.....................................................................        26,902,191     32,004,747     18.97
  Nonaccrual loans................................................................           178,840         34,980    (80.44)
  Nonperforming assets............................................................           189,447         37,507    (80.20)
  Total deposits..................................................................        37,203,790     41,648,355     11.95
  Medium and long-term debt.......................................................           820,460        806,353     (1.72)
  Junior subordinated debt........................................................            15,904         15,451     (2.85)
  Stockholders' equity............................................................         4,126,159      4,346,956      5.35
BALANCE SHEET (PERIOD AVERAGE):
  Total assets....................................................................       $43,472,704    $48,212,029     10.90%
  Total loans.....................................................................        26,301,914     32,177,816     22.34
  Earning assets..................................................................        39,402,003     43,371,177     10.07
  Total deposits..................................................................        35,937,713     40,293,528     12.12
  Stockholders' equity............................................................         4,067,953      4,275,122      5.09
FINANCIAL RATIOS:
  Return on average assets:(5)
    From continuing operations....................................................              1.44%          1.66%
    Net income....................................................................              1.50           1.52
  Return on average stockholders' equity:(5)
    From continuing operations....................................................             15.35          18.68
    Net income....................................................................             15.98          17.19
  Efficiency ratio(6).............................................................             59.46          59.07
  Net interest margin(1)..........................................................              4.13           4.27
  Dividend payout ratio...........................................................             33.96          29.50
  Tangible equity ratio...........................................................              8.03           7.57
  Tier 1 risk-based capital ratio(8)..............................................              9.99           8.88
  Total risk-based capital ratio(8)...............................................             12.52          10.86
  Leverage ratio(8)...............................................................              8.27           7.96
  Allowance for credit losses to total loans(7)...................................              1.79           1.39
  Allowance for credit losses to nonaccrual loans(7)..............................            269.31       1,272.29
  Net loans charged off (recovered) to average total loans(5).....................              0.11           0.20
  Nonperforming assets to total loans and foreclosed assets.......................              0.70           0.12
  Nonperforming assets to total assets(8).........................................              0.40           0.07
---------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) At September 30, 2004 and 2005, there were no expenses related to the allowance for losses on off-balance sheet commitments.

(3) Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.

(4) Common shares outstanding reflect common shares issued less treasury shares.

(5)  Annualized.

(6) The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the provision for losses on off-balance sheet commitments, as a percentage of net interest income (taxable-equivalent basis) and noninterest income.

(7) The allowance for credit losses ratios include the allowance for losses on off-balance sheet commitments.

(8) End of period total assets used in calculating these ratios include those of discontinued operations.



                          PART I. FINANCIAL INFORMATION
                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)

                                                                                           AS OF AND FOR THE
                                                                                           NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,  SEPTEMBER 30,   PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                             2004            2005       CHANGE
---------------------------------------------                                         -------------  -------------   ------
RESULTS OF OPERATIONS:
  Net interest income(1)..........................................................        $1,198,862     $1,361,638    13.58%
  Reversal of allowance for loan losses...........................................           (29,038)       (40,683)    40.10
  Noninterest income..............................................................           700,434        621,367    (11.29)
  Noninterest expense(2)..........................................................         1,084,751      1,178,048      8.60
                                                                                         -----------    -----------
  Income before income taxes(1)...................................................           843,583        845,640      0.24
  Taxable-equivalent adjustment...................................................             2,617          3,124     19.37
  Income tax expense..............................................................           308,989        274,041    (11.31)
                                                                                         -----------    -----------
  Income from continuing operations...............................................           531,977        568,475      6.86
  Income (loss) from discontinued operations, net of taxes........................            20,045        (14,031)       nm
                                                                                         -----------    -----------
  Net income......................................................................          $552,022       $554,444     0.44%
                                                                                         ===========    ===========
PER COMMON SHARE:
  Basic earnings:
    From continuing operations....................................................             $3.61          $3.91     8.31%
    Net income....................................................................              3.74           3.82      2.14
  Diluted earnings:
    From continuing operations....................................................              3.55           3.84      8.17
    Net income....................................................................              3.68           3.74      1.63
  Dividends(3)....................................................................              1.03           1.18     14.56
  Book value (end of period)......................................................             28.04          30.07      7.24
  Common shares outstanding (end of period)(4)....................................       147,163,392    144,584,972     (1.75)
  Weighted average common shares outstanding--basic(4)............................       147,547,527    145,325,640     (1.51)
  Weighted average common shares outstanding--diluted(4)..........................       150,026,647    148,062,139     (1.31)
BALANCE SHEET (END OF PERIOD):
  Total assets(8).................................................................       $46,990,605    $51,298,842      9.17%
  Total loans.....................................................................        26,902,191     32,004,747     18.97
  Nonaccrual loans................................................................           178,840         34,980    (80.44)
  Nonperforming assets............................................................           189,447         37,507    (80.20)
  Total deposits..................................................................        37,203,790     41,648,355     11.95
  Medium and long-term debt.......................................................           820,460        806,353     (1.72)
  Junior subordinated debt........................................................            15,904         15,451     (2.85)
  Stockholders' equity............................................................         4,126,159      4,346,956      5.35
BALANCE SHEET (PERIOD AVERAGE):
  Total assets....................................................................       $42,325,380    $47,342,684     11.85%
  Total loans.....................................................................        25,328,476     30,843,202     21.77
  Earning assets..................................................................        38,352,522     42,575,954     11.01
  Total deposits..................................................................        35,395,054     39,304,760     11.05
  Stockholders' equity............................................................         3,984,194      4,209,884      5.66
FINANCIAL RATIOS:
  Return on average assets:(5)
    From continuing operations....................................................              1.68%          1.61%
    Net income....................................................................              1.74           1.57
  Return on average stockholders' equity:(5)
    From continuing operations....................................................             17.84          18.05
    Net income....................................................................             18.51          17.61
  Efficiency ratio(6).............................................................             57.09          59.74
  Net interest margin(1)..........................................................              4.17           4.27
  Dividend payout ratio...........................................................             28.53          30.18
  Tangible equity ratio...........................................................              8.03           7.57
  Tier 1 risk-based capital ratio(8)..............................................              9.99           8.88
  Total risk-based capital ratio(8)...............................................             12.52          10.86
  Leverage ratio(8)...............................................................              8.27           7.96
  Allowance for credit losses to total loans(7)...................................              1.79           1.39
  Allowance for credit losses to nonaccrual loans(7)..............................            269.31       1,272.29
  Net loans charged off (recovered) to average total loans(5).....................              0.15          (0.02)
  Nonperforming assets to total loans and foreclosed assets.......................              0.70           0.12
  Nonperforming assets to total assets(8).........................................              0.40           0.07
---------------

(1) Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2) Included in noninterest expense at September 30, 2005 was a $1 million reversal of the allowance for losses on off-balance sheet commitments.

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

(8) End of period total assets used in calculating these ratios include those of discontinued operations.

ITEM 1. FINANCIAL STATEMENTS

         UnionBanCal Corporation and Subsidiaries Condensed Consolidated
         Statements of Income(1)(Unaudited)

                                                                                 FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                        2004      2005       2004        2005
---------------------------------------------                                        ----      ----       ----        ----
INTEREST INCOME
  Loans.......................................................................     $341,532  $461,381    $991,081  $1,304,324
  Securities..................................................................      106,172    97,569     320,077     300,868
  Interest bearing deposits in banks..........................................        1,656       303       1,946       1,432
  Federal funds sold and securities purchased under resale agreements.........        1,616     6,777       6,503      14,406
  Trading account assets......................................................        1,140     1,062       2,558       2,902
                                                                                   --------  --------   ---------  ----------
    Total interest income.....................................................      452,116   567,092   1,322,165   1,623,932
                                                                                   --------  --------   ---------  ----------
INTEREST EXPENSE
  Domestic deposits...........................................................       34,725    78,983     100,193     197,801
  Foreign deposits............................................................          370     3,813         951       8,247
  Federal funds purchased and securities sold under repurchase agreements.....        3,013       294       3,540       9,330
  Commercial paper............................................................        1,697     9,394       3,883      21,761
  Medium and long-term debt...................................................        4,369     8,520      11,201      22,511
  Trust notes.................................................................          242       239       2,553         715
  Other borrowed funds........................................................        1,122     1,707       3,599       5,053
                                                                                   --------  --------   ---------  ----------
    Total interest expense....................................................       45,538   102,950     125,920     265,418
                                                                                   --------  --------   ---------  ----------
NET INTEREST INCOME...........................................................      406,578   464,142   1,196,245   1,358,514
  Reversal of allowance for loan losses(2)....................................      (10,939)  (15,000)    (29,038)    (40,683)
                                                                                   --------  --------   ---------  ----------
    Net interest income after reversal of allowance for loan losses...........      417,517   479,142   1,225,283   1,399,197
                                                                                   --------  --------   ---------  ----------
NONINTEREST INCOME
  Service charges on deposit accounts.........................................       85,667    84,822     252,974     243,835
  Trust and investment management fees........................................       39,089    43,500     111,699     127,053
  Insurance commissions.......................................................       17,463    17,819      57,850      59,176
  Merchant banking fees.......................................................       11,682    11,257      26,863      35,637
  Foreign exchange gains, net.................................................        8,268     8,849      24,209      25,570
  Brokerage commissions and fees..............................................        8,527     5,290      24,847      22,867
  Card processing fees, net...................................................        4,653     6,597      28,901      18,668
  Securities gains (losses), net..............................................           (6)     (320)      1,612     (13,289)
  Other.......................................................................       21,777    34,374     171,479     101,850
                                                                                   --------  --------   ---------  ----------
    Total noninterest income..................................................      197,120   212,188     700,434     621,367
                                                                                   --------  --------   ---------  ----------
NONINTEREST EXPENSE
  Salaries and employee benefits..............................................      209,554   236,124     632,463     701,858
  Net occupancy...............................................................       32,029    34,336      93,517     100,251
  Outside services............................................................       19,572    28,533      52,130      76,248
  Equipment...................................................................       15,949    15,832      49,370      50,176
  Software....................................................................       12,790    14,374      37,309      43,072
  Professional services.......................................................       11,976    11,240      33,410      36,131
  Communications..............................................................       10,234    10,808      31,728      30,950
  Foreclosed asset expense (income)...........................................          (10)   (3,435)        526      (5,606)
  Reversal of allowance for losses on off-balance sheet commitments(2)........           --        --          --      (1,000)
  Other.......................................................................       47,482    48,884     154,298     145,968
                                                                                   --------  --------   ---------  ----------
    Total noninterest expense.................................................      359,576   396,696   1,084,751   1,178,048
                                                                                   --------  --------   ---------  ----------
  Income from continuing operations before income taxes.......................      255,061   294,634     840,966     842,516
  Income tax expense..........................................................       98,121    93,388     308,989     274,041
                                                                                   --------  --------   ---------  ----------
INCOME FROM CONTINUING OPERATIONS.............................................      156,940   201,246     531,977     568,475
                                                                                   --------  --------   ---------  ----------
  Income (loss) from discontinued operations before income taxes..............       10,592   (25,612)     32,673     (22,385)
  Income tax expense (benefit)................................................        4,094    (9,651)     12,628      (8,354)
                                                                                   --------  --------   ---------  ----------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS....................................        6,498   (15,961)     20,045     (14,031)
                                                                                   --------  --------   ---------  ----------
NET INCOME....................................................................     $163,438  $185,285    $552,022    $554,444
                                                                                   ========  ========   =========  ==========
INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE--BASIC.....................        $1.06     $1.39       $3.61       $3.91
NET INCOME PER COMMON SHARE--BASIC............................................        $1.11     $1.28       $3.74       $3.82
                                                                                   ========  ========   =========  ==========
INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE--DILUTED...................        $1.04     $1.36       $3.55       $3.84
NET INCOME PER COMMON SHARE--DILUTED..........................................        $1.09     $1.26       $3.68       $3.74
                                                                                   ========  ========   =========  ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC.............................      147,555   144,459     147,548     145,326
                                                                                   ========  ========   =========  ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED...........................      150,379   147,613     150,027     148,062
                                                                                   ========  ========   =========  ==========
---------------

(1) In September 2005, Union Bank of California, N.A. committed to a plan for disposal of its international correspondent banking business. All periods presented have been restated to reflect the discontinued operations.

(2) Beginning in the quarter ended March 31, 2005, the net change in the allowance for losses on off-balance sheet commitments was recognized separately from the change in the allowance for loan losses. Prior periods have not been restated.

     See accompanying notes to condensed consolidated financial statements.



                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       (UNAUDITED)                (UNAUDITED)
                                                                                      SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                                    2004          2004         2005
----------------------                                                                    ----          ----         ----
ASSETS
Cash and due from banks...........................................................     $ 2,036,226  $ 1,977,033   $ 2,163,149
Interest bearing deposits in banks................................................         348,471      277,482       471,340
Federal funds sold and securities purchased under resale agreements...............       1,045,275      944,950     1,454,193
                                                                                       -----------  -----------   -----------
    Total cash and cash equivalents...............................................       3,429,972    3,199,465     4,088,682
Trading account assets............................................................         288,601      235,840       371,551
Securities available for sale:
  Securities pledged as collateral................................................         124,896      144,240       158,878
  Held in portfolio...............................................................      11,863,216   10,994,981     9,647,093
Loans (net of allowance for loan losses: September 30, 2004, $481,642; December 31,
  2004, $399,156; September 30, 2005, $363,671)(1)................................      26,420,549   28,710,259    31,641,076
Due from customers on acceptances.................................................          16,295       23,841        47,167
Premises and equipment, net.......................................................         497,899      526,543       509,922
Intangible assets.................................................................          60,977       61,737        46,781
Goodwill..........................................................................         320,835      450,961       452,617
Other assets......................................................................       1,768,710    1,731,354     2,318,507
Assets of discontinued operations to be disposed or sold(2).......................       2,198,655    2,018,800     2,016,568
                                                                                       -----------  -----------   -----------
    Total assets..................................................................     $46,990,605  $48,098,021   $51,298,842
                                                                                       ===========  ===========   ===========
LIABILITIES
Domestic deposits:
  Noninterest bearing.............................................................     $18,903,588  $19,100,128   $20,541,706
  Interest bearing................................................................      17,838,599   19,402,379    20,475,166
Foreign deposits:
  Interest bearing................................................................         461,603      216,999       631,483
                                                                                       -----------  -----------   -----------
    Total deposits................................................................      37,203,790   38,719,506    41,648,355
Federal funds purchased and securities sold under repurchase agreements...........         648,864      587,249       357,725
Commercial paper..................................................................         615,816      824,887       859,515
Other borrowed funds..............................................................         150,503      172,549       114,324
Acceptances outstanding...........................................................          16,295       23,841        47,167
Other liabilities(1)..............................................................       1,173,988    1,112,743     1,616,174
Medium and long-term debt.........................................................         820,460      816,113       806,353
Junior subordinated debt payable to subsidiary grantor trust......................          15,904       15,790        15,451
Liabilities of discontinued operations to be extinguished or assumed(2)...........       2,218,826    1,533,099     1,486,822
                                                                                       -----------  -----------   -----------
    Total liabilities.............................................................      42,864,446   43,805,777    46,951,886
                                                                                       -----------  -----------   -----------
Commitments and contingencies--See Note 10
STOCKHOLDERS' EQUITY
Preferred stock:
  Authorized 5,000,000 shares, no shares issued or outstanding as of September 30,
    2004, December 31, 2004, and September 30, 2005...............................              --           --            --
Common stock, par value $1 per share at September 30, 2004, December 31, 2004 and
  September 30, 2005:
Authorized 300,000,000 shares, issued 149,529,292 shares as of September 30,
  2004, 152,191,818 shares as of December 31, 2004, and 153,960,915 shares as of
  September 30, 2005                                                                       149,529      152,192       153,961
Additional paid-in capital........................................................         728,791      881,928       967,242
Treasury stock--2,365,900 shares as of September 30, 2004, 3,831,900 shares as of
  December 31, 2004 and 9,375,943 shares as of September 30, 2005.................        (131,464)    (223,361)     (552,786)
Retained earnings.................................................................       3,400,117    3,526,312     3,901,625
Accumulated other comprehensive loss..............................................         (20,814)     (44,827)     (123,086)
                                                                                       -----------  -----------   -----------
    Total stockholders' equity....................................................       4,126,159    4,292,244     4,346,956
                                                                                       -----------  -----------   -----------
    Total liabilities and stockholders' equity....................................     $46,990,605  $48,098,021   $51,298,842
                                                                                       ===========  ===========   ===========
---------------

(1) On December 31, 2004, UnionBanCal Corporation transferred the allowance related to losses on off-balance sheet commitments of $83 million from the allowance for loan losses to other liabilities. At September 30, 2005, the allowance related to losses on off-balance sheet commitments was $82 million. Periods prior to December 31, 2004 have not been restated.

(2) In September 2005, Union Bank of California, N.A. committed to a plan for disposal of its international correspondent banking business. All prior periods presented have been restated to reflect the discontinued operations.

     See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                     ACCUMULATED
                                                                   ADDITIONAL                           OTHER        TOTAL
                                                NUMBER     COMMON    PAID-IN   TREASURY   RETAINED   COMPREHENSIVE STOCKHOLDERS'
(IN THOUSANDS, EXCEPT SHARES)                 OF SHARES     STOCK    CAPITAL    STOCK     EARNINGS   INCOME (LOSS)   EQUITY
-----------------------------                 ---------     -----    -------    -----     --------   -------------   ------
BALANCE DECEMBER 31, 2003.................   146,000,156  $146,000  $555,156 $ (12,846)  $2,999,884     $  52,242  $3,740,436
                                                          --------  -------- ---------   ----------     ---------  ----------
Comprehensive income
  Net income--For the nine months ended
    September 30, 2004....................                                                  552,022                   552,022
  Other comprehensive income, net of tax:
    Net change in unrealized gains on cash
      flow hedges.........................                                                                (30,285)    (30,285)
    Net change in unrealized losses on
      securities available for sale.......                                                                (43,404)    (43,404)
    Foreign currency translation adjustment                                                                   633         633
                                                                                                                   ----------
Total comprehensive income................                                                                            478,966
Dividend reinvestment plan................           308                  17                                               17
Deferred compensation--restricted stock
  awards..................................                                                      185                       185
Stock options exercised...................     1,520,109     1,520    61,223                                           62,743
Stock issued in acquisitions..............     2,008,719     2,009   112,569                                          114,578
Common stock repurchased(1)...............                             (174)  (118,618)                              (118,792)
Dividends declared on common stock, $1.03
  per share(2)............................                                                 (151,974)                 (151,974)
                                                          --------  -------- ---------   ----------     ---------  ----------
Net change................................                   3,529   173,635  (118,618)     400,233       (73,056)    385,723
                                             -----------  --------  -------- ---------   ----------     ---------  ----------
BALANCE SEPTEMBER 30, 2004................   149,529,292  $149,529  $728,791 $(131,464)  $3,400,117     $ (20,814) $4,126,159
                                             ===========  ========  ======== =========   ==========     =========  ==========
BALANCE DECEMBER 31, 2004.................   152,191,818  $152,192  $881,928 $(223,361)  $3,526,312     $ (44,827) $4,292,244
                                                          --------  -------- ---------   ----------     ---------  ----------
Comprehensive income
  Net income--For the nine months ended
    September 30, 2005....................                                                  554,444                   554,444
  Other comprehensive income, net of tax:
    Net change in unrealized losses on
      cash flow hedges....................                                                                (29,476)    (29,476)
    Net change in unrealized losses on
      securities available for sale.......                                                                (48,846)    (48,846)
    Foreign currency translation adjustment                                                                    79          79
    Minimum pension liability adjustment..                                                                    (16)        (16)
                                                                                                                   ----------
Total comprehensive income................                                                                            476,185
Dividend reinvestment plan................                                                                                 --
Deferred compensation--restricted stock
  awards..................................       215,363       215    12,956                 (8,461)                    4,710
Stock options exercised...................     1,553,734     1,554    72,358                                           73,912
Common stock repurchased(1)...............                                    (329,425)                              (329,425)
Dividends declared on common stock, $1.18
  per share(2)............................                                                 (170,670)                 (170,670)
                                                          --------  -------- ---------   ----------     ---------  ----------
Net change................................                   1,769    85,314  (329,425)     375,313       (78,259)     54,712
                                             -----------  --------  -------- ---------   ----------     ---------  ----------
BALANCE SEPTEMBER 30, 2005................   153,960,915  $153,961  $967,242 $(552,786)  $3,901,625     $(123,086) $4,346,956
                                             ===========  ========  ======== =========   ==========     =========  ==========
---------------

(1)  Common stock repurchased includes commission costs.

(2) Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

     See accompanying notes to condensed consolidated financial statements.


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                        FOR THE NINE MONTHS
                                                                                                        ENDED SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                                                    2004       2005
----------------------                                                                                    ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................................................   $  552,022  $  554,444
    Income (loss) from discontinued operations, net of taxes........................................       20,045     (14,031)
                                                                                                       ----------  ----------
    Income from continuing operations, net of taxes.................................................      531,977     568,475
  Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
    Reversal of allowance for loan losses...........................................................      (29,038)    (40,683)
    Reversal of allowance for losses on off-balance sheet commitments...............................           --      (1,000)
    Depreciation, amortization and accretion........................................................       99,361      97,815
    Provision for deferred income taxes.............................................................       29,411      71,328
    Losses (gains) on securities available for sale.................................................       (1,612)     13,289
    Net increase in prepaid expenses................................................................      (96,002)   (191,791)
    Net (increase) decrease in fees and other charges receivable....................................        4,069    (130,382)
    Net increase (decrease) in accrued expenses.....................................................       22,905       4,709
    Net increase (decrease) in unearned and deferred income.........................................       (2,557)    134,111
    Net increase (decrease) in other liabilities....................................................      204,546     289,340
    Net (increase) decrease in other assets, net of acquisitions....................................      182,905    (276,735)
    Net (increase) decrease in trading account assets...............................................      (36,580)   (135,711)
    Loans originated for resale.....................................................................     (661,342)    (90,238)
    Net proceeds from sale of loans originated for resale...........................................      518,739     200,637
    Other, net......................................................................................       15,281     (16,484)
    Discontinued operations, net....................................................................      (62,352)      1,349
                                                                                                       ----------  ----------
    Total adjustments...............................................................................      187,734     (70,446)
                                                                                                       ----------  ----------
  Net cash provided by (used in) operating activities...............................................      719,711     498,029
                                                                                                       ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale..............................................       13,479     506,070
  Proceeds from matured and called securities available for sale....................................    3,170,560   1,753,484
  Purchases of securities available for sale, net of acquisitions...................................   (4,380,888) (1,036,810)
  Net (increase) decrease in loans, net of acquisitions.............................................   (1,996,067) (2,984,426)
  Net cash provided by (paid in) acquisitions.......................................................       28,086          --
  Other, net........................................................................................      (55,962)    (47,776)
  Discontinued operations, net......................................................................     (155,348)      9,794
                                                                                                       ----------  ----------
    Net cash provided by (used in) investing activities.............................................   (3,376,140) (1,799,664)
                                                                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits, net of acquisitions..........................................    2,512,609   2,928,849
  Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements      367,896    (229,524)
  Net increase (decrease) in commercial paper and other borrowed funds..............................       11,961     (23,597)
  Repayment of junior subordinated debt.............................................................     (360,825)         --
  Common stock repurchased..........................................................................     (118,792)   (329,425)
  Payments of cash dividends........................................................................     (144,146)   (164,946)
  Other, net........................................................................................       63,578      78,701
  Discontinued operations, net......................................................................      553,962     (69,219)
                                                                                                       ----------  ----------
    Net cash provided by (used in) financing activities.............................................    2,886,243   2,190,839
                                                                                                       ----------  ----------
Net increase (decrease) in cash and cash equivalents from continuing operations.....................      229,814     889,204
Cash and cash equivalents of continuing operations at beginning of period...........................    3,200,158   3,199,465
Effect of exchange rate changes on cash and cash equivalents........................................           --          13
                                                                                                       ----------  ----------
Cash and cash equivalents at end of period..........................................................   $3,429,972  $4,088,682
                                                                                                       ==========  ==========
CASH PAID DURING THE PERIOD FOR:
  Interest..........................................................................................   $  122,236  $  226,584
  Income taxes......................................................................................      230,094     158,089
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisitions:
    Fair value of assets acquired...................................................................   $  991,887  $       --
    Purchase price:
      Cash..........................................................................................      (33,772)         --
      Stock issued..................................................................................     (114,578)         --
                                                                                                       ----------  ----------
    Liabilities assumed.............................................................................   $  843,537  $       --
                                                                                                       ==========  ==========
  Loans transferred to foreclosed assets (OREO).....................................................   $    6,723  $       --

See accompanying notes to condensed consolidated financial statements.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

         UnionBanCal Corporation is a commercial bank holding company and has, as its major subsidiary, a banking subsidiary, Union Bank of California, N.A. (the Bank). The Company provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, but also nationally. Upon completion of the exit from the international correspondent banking business (see Note 3 "Discontinued Operations" of this quarterly report on Form 10-Q), the Bank will continue to provide trade finance and other international financial services (but not international correspondent banking) to customers.

         Under previously announced stock repurchase plans, the Company was authorized to repurchase $162 million of the Company's common stock as of September 30, 2005. The Company repurchased $210 million, $40 million and $89 million of common stock in 2004, the first quarter of 2005 and the second quarter of 2005, respectively, as part of these repurchase plans (excluding commission costs). There were no repurchases of common stock in the third quarter of 2005. Under a separate stock repurchase agreement, the Company repurchased $200 million of its common stock in February 2005, from its majority owner, The Bank of Tokyo-Mitsubishi, Ltd. (BTM), which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc. At September 30, 2005, BTM owned approximately 61 percent of the Company's outstanding common stock.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION AND NATURE OF OPERATIONS (CONTINUED)


         At September 30, 2005, the Company had two stock-based employee compensation plans. For further discussion concerning the Company's stock-based employee compensation plans see Note 15 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. The value of the restricted stock awards issued under the plans has been reflected in compensation expense. Options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, therefore, were not included in compensation expense as allowed by current US GAAP.

         The following table illustrates the effect on net income, which includes discontinued operations, and corresponding earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For the purpose of this disclosure, the Company has recognized compensation expense for graded vesting on a straight-line basis and without regard for forfeitures.


                                                                                   FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                                                    ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                                2004       2005      2004       2005
----------------------                                                                ----       ----      ----       ----
AS REPORTED NET INCOME...........................................................    $163,438   $185,285  $552,022   $554,444
Add: stock-based employee compensation expense included in reported net income,
  net of income taxes............................................................          34      1,274       114      2,908
Deduct: total stock-based employee compensation expense, net of income taxes.....       6,744      6,086    20,039     18,445
                                                                                     --------   --------  --------   --------
Pro forma net income, after stock-based employee compensation expense............    $156,728   $180,473  $532,097   $538,907
                                                                                     ========   ========  ========   ========
NET INCOME PER COMMON SHARE--BASIC
    As reported..................................................................       $1.11      $1.28     $3.74      $3.82
    Pro forma....................................................................       $1.06      $1.25     $3.61      $3.71
NET INCOME PER COMMON SHARE--DILUTED
    As reported..................................................................       $1.09      $1.26     $3.68      $3.74
    Pro forma....................................................................       $1.04      $1.23     $3.55      $3.66


         Compensation cost associated with the Company's unvested restricted stock issued under the management stock plan is measured based on the market price of the stock at the grant date and is expensed over the vesting period. Compensation cost for unvested stock option awards is based upon the fair value method.

NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

         In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132R, a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106." The Statement expands the disclosure requirements of SFAS No. 132 to include information describing types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit costs of defined pension plans

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

and other defined benefit postretirement plans. The Statement was effective for financial statements with fiscal years ending after December 15, 2003, with additional disclosure of expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter required for fiscal years ending after June 15, 2004. The disclosures required under SFAS No. 132R are contained in Note 11 of these condensed consolidated financial statements.

         ACCOUNTING FOR SHARE-BASED PAYMENTS

         In December 2004, the FASB issued SFAS No. 123R, "Share--Based Payment", a revision of SFAS No. 123. This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This Statement requires adoption using a modified prospective application or a modified retrospective application. The Statement is effective for interim periods beginning after June 15, 2005. However, on April 14, 2005, the SEC issued rule 2005-57, which allows companies to delay implementation of the Statement to the beginning of the next fiscal year. The Company has not yet concluded on the method of adoption allowed by the Statement and is currently evaluating the impact of this accounting guidance on its financial condition and results of operations. Disclosure required under SFAS No. 123 is shown in Note 1 of these condensed consolidated financial statements.

         EXCHANGES OF NONMONETARY ASSETS

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." This Statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of the Statement are effective for nonmonetary asset exchanges occurring in fiscal period beginning after June 15, 2005. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

         ACCOUNTING CHANGES AND ERROR CORRECTIONS

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." The Statement requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless impracticable to do so. It also provides that a change in method of depreciation or amortization for long-lived nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle, with the change applied prospectively and that correction of errors in previously issued financial statements should be termed a "restatement." The Statement is effective for fiscal years

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

beginning after December 15, 2005. Management believes that adopting this Statement will not have a material impact on the Company's financial position or results of operations.

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

         In December 2003, the FASB issued FIN 46R, a revision of FIN 46. FIN 46R clarifies that only the holder of a variable interest can ever be a VIE's primary beneficiary. FIN 46R delays the effective date of FIN 46 for all entities created subsequent to January 31, 2003 and non-SPEs (special-purpose entities) created prior to February 1, 2003 to reporting periods ending after March 15, 2004. Entities created prior to February 1, 2004 and defined as SPEs must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46R by the first reporting period ending after December 15, 2003. The adoption of FIN 46R on January 1, 2004 did not have a material impact on the Company's financial position or results of operations.

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

         DETERMINING WHETHER A GENERAL PARTNER CONTROLS A LIMITED PARTNERSHIP

         In June 2005, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." The EITF reached a consensus that the general partners in a limited partnership are presumed to control that limited partnership regardless of the extent of the general partners' ownership interest in the limited partnership. The presumption of control by the general partner can be overcome if the limited partners have either (a) the substantive ability to dissolve the limited partnership or remove the general partners without cause or (b) substantive participating

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

rights. The guidance is effective for all limited partnerships created or modified after June 29, 2005 and for all existing limited partnerships beginning January 1, 2006. Management believes that adopting this guidance will not have a material impact on the Company's financial position or results of operations.

NOTE 3--DISCONTINUED OPERATIONS

         During the third quarter 2005, the Bank signed a definitive agreement to sell its international correspondent banking operations (previously reported as the International Banking Group for segment reporting) to Wachovia Bank, N.A. effective October 6, 2005. Effective third quarter 2005, the Company is accounting for this transaction as a discontinued operation and has restated all of its prior period financial statements.

         The principal legal closing of the transaction took place on October 6, 2005, with the Bank receiving $245 million in cash from Wachovia Bank, N.A. The Bank may also earn a contingent payment not to exceed $45 million, based on the results of conversion of the international correspondent banking customer base to Wachovia Bank, N.A. Any such contingent payment would be earned and received in the second quarter of 2006.

         At the principal closing, no loans or other assets were acquired by Wachovia Bank, N.A., and no liabilities were assumed. The Bank continues to operate this international business, and will continue to do so over a transition period of several months, during which it is expected that a majority of the Bank's international correspondent banking customers will transfer to Wachovia Bank, N.A. In conjunction with the customer conversion process during the fourth quarter of 2005 and the first quarter of 2006, it is expected that certain loans and other assets of the business will be acquired by Wachovia Bank, N.A. and certain related liabilities may be assumed. Wachovia Bank, N.A. will pay in cash to the Bank an amount equal to the net book value of assets acquired less any liabilities assumed.

         The Bank expects to complete its exit from the international correspondent banking business by the second quarter 2006. As customers are transferred to Wachovia Bank, N.A. during the coming months, the Bank's international correspondent banking revenue will decline. International correspondent banking expenses will also decline, but not necessarily at the same rate as revenue.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3--DISCONTINUED OPERATIONS (CONTINUED)

         At September 30, 2005, the Bank recorded all assets related to the discontinued operations at the lower of cost or fair value. The assets and liabilities identified as discontinued operations were comprised of the following:


(DOLLARS IN THOUSANDS)                                                                    DECEMBER 31, 2004   SEPTEMBER 30,  2005
----------------------                                                                    -----------------   -------------------
ASSETS
Cash and due from banks................................................................          $  134,152            $   77,738
Interest bearing deposits in banks.....................................................             214,423               245,371
Loans..................................................................................           1,599,542             1,589,905
Due from customers on acceptances......................................................              32,074                48,038
Premises and equipment.................................................................               3,888                 3,030
Other assets...........................................................................              34,721                52,486
                                                                                                 ----------            ----------
Assets of discontinued operations to be disposed or sold...............................          $2,018,800            $2,016,568
                                                                                                 ==========            ==========
LIABILITIES
Noninterest bearing deposits...........................................................          $  541,467            $  508,705
Interest bearing deposits..............................................................             914,863               878,406
Other liabilities......................................................................              76,769                99,711
                                                                                                 ----------            ----------
Liabilities of discontinued operations to be extinguished or assumed...................          $1,533,099            $1,486,822
                                                                                                 ==========            ==========


         The components of income from discontinued operations for the three and nine months ended September 30, 2004 and 2005, respectively are:


                                                                                   FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                                                   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                                   --------------------  -------------------
(DOLLARS IN THOUSANDS)                                                               2004       2005        2004       2005
----------------------                                                               ----       ----        ----       ----
Net interest income............................................................    $ 5,512    $  5,400    $16,124     $15,683
Provision for loan losses......................................................        938          --      4,038       6,683
Noninterest income.............................................................     18,833      21,233     57,733      56,165
Noninterest expense............................................................     12,815      52,245     37,146      87,550
                                                                                   -------    --------    -------     -------
Income (loss) from discontinued operations before income taxes.................     10,592     (25,612)    32,673     (22,385)
Income tax expense (benefit)...................................................      4,094      (9,651)    12,628      (8,354)
                                                                                   -------    --------    -------    --------
Income (loss) from discontinued operations.....................................    $ 6,498    $(15,961)   $20,045    $(14,031)
                                                                                   =======    ========    =======    ========


         Included in noninterest expense for the three and nine months ended September 30, 2005 was approximately $25 million of severance expense and an impairment of approximately $1 million was recorded relating to the write-off of software in development. In addition, compliance related expenses, the majority of which relates to outside consultants, were approximately $14 million and $25 million for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2004, these compliance related expenses were $0.5 million and $0.5 million, respectively.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4--EARNINGS PER SHARE

         Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. The following table presents a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2004 and 2005.


                                                   THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------       -------------------------------
                                                       2004               2005                2004                2005
                                                       ----               ----                ----                ----
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)     BASIC   DILUTED    BASIC    DILUTED    BASIC    DILUTED   BASIC    DILUTED
---------------------------------------------     -----   -------    -----    -------    -----    -------   -----    -------
Income from continuing operations............    $156,940 $156,940  $201,246  $201,246  $531,977  $531,977 $568,475  $568,475
Income (loss) from discontinued operations...       6,498    6,498   (15,961)  (15,961)   20,045    20,045  (14,031)  (14,031)
                                                 -------- --------  --------  --------  --------  -------- --------  --------
Net income...................................    $163,438 $163,438  $185,285  $185,285  $552,022  $552,022 $554,444  $554,444
                                                 ======== ========  ========  ========  ========  ======== ========  ========
Weighted average common shares outstanding...     147,555  147,555   144,459   144,459   147,548   147,548  145,326   145,326
Additional shares due to:
  Assumed conversion of dilutive stock options         --    2,824        --     3,154        --     2,479       --     2,736
                                                 -------- --------  --------  --------  --------  -------- --------  --------
Adjusted weighted average common shares
  outstanding................................     147,555  150,379   144,459   147,613   147,548   150,027  145,326   148,062
                                                 ======== ========  ========  ========  ========  ======== ========  ========
Income from continuing operations per share..       $1.06    $1.04     $1.39     $1.36     $3.61     $3.55    $3.91     $3.84
Income (loss) from discontinued operations per
  share......................................        0.05     0.05     (0.11)    (0.10)     0.13      0.13    (0.09)    (0.10)
                                                 -------- --------  --------  --------  --------  -------- --------  --------
Net income per share.........................       $1.11    $1.09     $1.28     $1.26     $3.74     $3.68    $3.82     $3.74
                                                 ======== ========  ========  ========  ========  ======== ========  ========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5--ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The following table presents the components of other comprehensive income (loss) and the related tax effect allocated to each component.


                                                                                                BEFORE
                                                                                                  TAX        TAX      NET OF
(DOLLARS IN THOUSANDS)                                                                          AMOUNT     EFFECT      TAX
----------------------                                                                          ------     ------      ---
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004:
Cash flow hedge activities:
  Unrealized net gains on hedges arising during the period................................     $  12,680   $(4,850) $  7,830
  Reclassification adjustment for net gains on hedges included in net income..............       (61,725)   23,610   (38,115)
                                                                                               ---------   -------  --------
Net change in unrealized gains on hedges..................................................       (49,045)   18,760   (30,285)
                                                                                               ---------   -------  --------
Securities available for sale:
  Unrealized holding losses arising during the period on securities available for sale....       (68,679)   26,270   (42,409)
  Reclassification adjustment for net gains on securities available for sale included in
    net income............................................................................        (1,612)      617      (995)
                                                                                               ---------   -------  --------
Net change in unrealized losses on securities available for sale..........................       (70,291)   26,887   (43,404)
                                                                                               ---------   -------  --------
Foreign currency translation adjustment...................................................         1,025      (392)      633
                                                                                               ---------   -------  --------
Net change in accumulated other comprehensive income (loss)...............................     $(118,311)  $45,255  $(73,056)
                                                                                               =========   =======  ========
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005:
Cash flow hedge activities:
  Unrealized net losses on hedges arising during the period...............................     $ (31,082)  $11,889  $(19,193)
  Reclassification adjustment for net gains on hedges included in net income..............       (16,652)    6,369   (10,283)
                                                                                               ---------   -------  --------
Net change in unrealized losses on hedges.................................................       (47,734)   18,258   (29,476)
                                                                                               ---------   -------  --------
Securities available for sale:
  Unrealized holding losses arising during the period on securities available for sale....       (92,392)   35,340   (57,052)
  Reclassification adjustment for net losses on securities available for sale included in
    net income............................................................................        13,289    (5,083)    8,206
                                                                                               ---------   -------  --------
Net change in unrealized losses on securities available for sale..........................       (79,103)   30,257   (48,846)
                                                                                               ---------   -------  --------
Foreign currency translation adjustment...................................................           128       (49)       79
                                                                                               ---------   -------  --------
Minimum pension liability adjustment......................................................           (26)       10       (16)
                                                                                               ---------   -------  --------
Net change in accumulated other comprehensive income (loss)...............................     $(126,735)  $48,476  $(78,259)
                                                                                               =========   =======  ========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5--ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

         The following table presents accumulated other comprehensive income
(loss) balances.

                                                                             NET
                                                              NET        UNREALIZED
                                                           UNREALIZED       GAINS
                                                         GAINS (LOSSES)   (LOSSES)      FOREIGN     MINIMUM     ACCUMULATED
                                                            ON CASH     ON SECURITES   CURRENCY     PENSION        OTHER
                                                              FLOW        AVAILABLE   TRANSLATION  LIABILITY   COMPREHENSIVE
(DOLLARS IN THOUSANDS)                                       HEDGES       FOR SALE    ADJUSTMENT   ADJUSTMENT  INCOME (LOSS)
----------------------                                       ------       --------    ----------   ----------  -------------
BALANCE, DECEMBER 31, 2003............................       $ 43,786     $ 22,535    $(10,293)     $(3,786)     $  52,242
Change during the period..............................        (30,285)     (43,404)        633           --        (73,056)
                                                             --------     --------    --------      -------      ---------
BALANCE, SEPTEMBER 30, 2004...........................       $ 13,501     $(20,869)   $ (9,660)     $(3,786)     $ (20,814)
                                                             ========     ========    ========      =======      =========
BALANCE, DECEMBER 31, 2004............................         $1,429     $(31,696)   $ (7,870)     $(6,690)     $ (44,827)
Change during the period..............................        (29,476)     (48,846)         79          (16)       (78,259)
                                                             --------     --------    --------      -------      ---------
BALANCE, SEPTEMBER 30, 2005...........................       $(28,047)    $(80,542)   $ (7,791)     $(6,706)     $(123,086)
                                                             ========     ========    ========      =======      =========


NOTE 6--BUSINESS COMBINATIONS

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

NOTE 7--GOODWILL AND INTANGIBLE ASSETS

         The table below reflects the Company's identifiable intangible assets and accumulated amortization at September 30, 2004 and 2005.


                                                         SEPTEMBER 30, 2004                     SEPTEMBER 30, 2005
                                                         ------------------                     ------------------
                                                 GROSS                                   GROSS
                                                CARRYING   ACCUMULATED  NET CARRYING   CARRYING    ACCUMULATED  NET CARRYING
DOLLARS IN THOUSANDS                             AMOUNT   AMORTIZATION     AMOUNT       AMOUNT    AMORTIZATION     AMOUNT
--------------------                             ------   ------------     ------       ------    ------------     ------
Core Deposit Intangibles....................     $62,888     $(25,680)       $37,208    $ 67,237     $(41,198)       $26,039
Rights-to-Expiration........................      35,808      (12,039)        23,769      35,808      (16,530)        19,278
Other.......................................          --           --             --       2,100         (636)         1,464
                                                 -------     --------        -------    --------     --------        -------
  Total.....................................     $98,696     $(37,719)       $60,977    $105,145     $(58,364)       $46,781
                                                 =======     ========        =======    ========     ========        =======


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7--GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

         Total amortization expense for the three-months ended September 30, 2004 and 2005 were $5.1 million and $5.0 million, respectively. For the nine-months ended September 30, 2004 and 2005, the expense was $13.8 million and $15.0 million, respectively.


                                                                                                                     TOTAL
                                                                                                                  IDENTIFIABLE
                                                                                 CORE DEPOSIT  RIGHTS-TO-          INTANGIBLE
                                                                                 INTANGIBLES   EXPIRATION  OTHER     ASSETS
                                                                                 -----------   ----------  -----     ------
Estimated amortization expense for the years ending:
  Remaining 2005..............................................................        $ 3,775    $ 1,056   $  124     $ 4,955
  2006........................................................................          9,571      3,672      389      13,632
  2007........................................................................          5,471      3,113      299       8,883
  2008........................................................................          3,245      2,622      231       6,098
  2009........................................................................          1,764      2,188      178       4,130
  2010........................................................................            807      1,805      138       2,749
  thereafter..................................................................          1,406      4,822      105       6,334
                                                                                      -------    -------   ------     -------
  Total amortization expense after September 30, 2005.........................        $26,039    $19,278   $1,464     $46,781
                                                                                      =======    =======   ======     =======


         The changes in the carrying amount of goodwill during the nine months ended September 30, 2004 and 2005 are shown below. An error in the recognition of deferred taxes related to one of the bank acquisitions is included in the table. This error had no impact on net income.


(DOLLARS IN THOUSANDS)                                                                                     2004       2005
----------------------                                                                                     ----       ----
Balance, January 1,..................................................................................     $226,556   $450,961
Acquired during the nine months ended September 30,..................................................       94,279         --
  Contingent period adjustments......................................................................           --       (415)
  Correction of an error.............................................................................           --      2,071
                                                                                                          --------   --------
Balance, September 30,...............................................................................     $320,835   $452,617
                                                                                                          ========   ========



NOTE 8--BUSINESS SEGMENTS

         In April 2005, the Company announced several organizational changes that affected its business segments. The Global Markets Group has been eliminated and the activities of this group have been transferred. Corporate Treasury, which is responsible for Asset- Liability Management (ALM) and the investment portfolio of the Company, is now included in "Other." The trading of securities and foreign exchange contracts, as well as the responsibilities for customer accommodated derivative contracts, are now included in the "Global Markets Division" of the Community Banking and Investment Services Group. In addition, the discontinued operations resulting from the sale of most of the Company's International Banking Group are also reflected in "Other." The Company is now organized around the target markets it serves and operates in two principal areas:

         o The Community Banking and Investment Services Group offers a range of banking services, primarily to individuals and small businesses, delivered generally through a tri-state (California, Washington and Oregon) network of branches and ATMs. These services include mortgages, home equity lines of credit, consumer and commercial loans, deposit services and cash management as

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8--BUSINESS SEGMENTS (CONTINUED)

               well as fiduciary, private banking, investment and asset management services for individuals and institutions, and risk management and insurance products for businesses and individuals. At September 30, 2004 and 2005, this Group had $307.0 million and $314.8 million, respectively, of goodwill assigned to its businesses.

         o The Commercial Financial Services Group provides credit, depository and cash management services to large corporate and middle- market companies and numerous specialty niches. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and selected capital markets products. At September 30, 2004, this Group had $13.8 million of goodwill assigned to its businesses compared to $137.8 million of goodwill assigned to its businesses at September 30, 2005.

         The information, set forth in the tables on the following page, reflects selected income statement and balance sheet items by business segment. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the tables within total assets are the amounts of goodwill for each business segment as of September 30, 2004 and 2005.

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

         "Other" is comprised of our discontinued operations, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent basis amount, the transfer pricing center, the amount of the provision for loan losses over/(under) the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowance for credit losses, and the residual costs of support groups. In addition, "Other" includes the Pacific Rim Corporate Group, which offers financial products to Japanese-owned subsidiaries located in the U.S. and Corporate Treasury, which manages the Company's wholesale funding needs, securities portfolio, interest rate and liquidity risk. Except as discussed above, none of the items in "Other" are significant to the Company's business.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8--BUSINESS SEGMENTS (CONTINUED)

         The business units' results for the prior periods have been restated to reflect changes in transfer pricing methodology, organizational changes and our discontinued operations.


                                                                                  COMMUNITY BANKING
                                                                               AND INVESTMENT SERVICES    COMMERCIAL FINANCIAL
                                                                                        GROUP               SERVICES GROUP
                                                                               -----------------------    --------------------
                                                                               AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                               --------------------------------------------------
                                                                                  2004          2005         2004       2005
                                                                                  ----          ----         ----       ----
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Net interest income.......................................................       $197,024      $235,907   $176,381   $227,476
Noninterest income (expense)..............................................        127,907       138,885     63,020     67,994
                                                                                 --------      --------   --------   --------
Total revenue.............................................................        324,931       374,792    239,401    295,470
Noninterest expense.......................................................        242,406       246,936    104,361    122,404
Credit expense (income)...................................................          8,450         8,783     24,738     20,458
                                                                                 --------      --------   --------   --------
Income from continuing operations before income taxes.....................         74,075       119,073    110,302    152,608
Income tax expense........................................................         28,334        45,545     35,233     51,493
                                                                                 --------      --------   --------   --------
Income from continuing operations.........................................         45,741        73,528     75,069    101,115
Income (loss) from discontinued operations, net of income taxes...........             --            --         --         --
                                                                                 --------      --------   --------   --------
Net income................................................................       $ 45,741      $ 73,528   $ 75,069   $101,115
                                                                                 ========      ========   ========   ========
TOTAL ASSETS, END OF PERIOD (DOLLARS IN MILLIONS):........................       $ 14,867      $ 17,611   $ 15,751   $ 19,728
                                                                                 ========      ========   ========   ========


                                                                                                              UNIONBANCAL
                                                                                        OTHER                 CORPORATION
                                                                               -----------------------    --------------------
                                                                               AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                               --------------------------------------------------
                                                                                  2004          2005         2004       2005
                                                                                  ----          ----         ----       ----
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Net interest income.........................................................      $33,173       $   759   $406,578   $464,142
Noninterest income (expense)................................................        6,193         5,309    197,120    212,188
                                                                                  -------       -------   --------   --------
Total revenue...............................................................       39,366         6,068    603,698    676,330
Noninterest expense.........................................................       12,809        27,356    359,576    396,696
Credit expense (income).....................................................      (44,127)      (44,241)   (10,939)   (15,000)
                                                                                  -------       -------   --------   --------
Income from continuing operations before income taxes.......................       70,684        22,953    255,061    294,634
Income tax expense..........................................................       34,554        (3,650)    98,121     93,388
                                                                                  -------       -------   --------   --------
Income from continuing operations...........................................       36,130        26,603    156,940    201,246
Income (loss) from discontinued operations, net of income taxes.............        6,498       (15,961)     6,498    (15,961)
                                                                                  -------       -------   --------   --------
Net income..................................................................      $42,628       $10,642   $163,438   $185,285
                                                                                  =======       =======   ========   ========
TOTAL ASSETS, END OF PERIOD (DOLLARS IN MILLIONS):..........................      $16,373       $13,960   $ 46,991   $ 51,299
                                                                                  =======       =======   ========   ========


                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8--BUSINESS SEGMENTS (CONTINUED)


                                                                                  COMMUNITY BANKING
                                                                               AND INVESTMENT SERVICES    COMMERCIAL FINANCIAL
                                                                                        GROUP               SERVICES GROUP
                                                                               -----------------------    --------------------
                                                                               AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                               -------------------------------------------------
                                                                                  2004          2005         2004       2005
                                                                                  ----          ----         ----       ----
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Net interest income.....................................................         $553,095    $  692,546   $495,870   $646,283
Noninterest income (expense)............................................          379,818       410,391    202,629    206,445
                                                                                 --------    ----------   --------   --------
Total revenue...........................................................          932,913     1,102,937    698,499    852,728
Noninterest expense.....................................................          695,739       763,189    311,470    346,525
Credit expense (income).................................................           24,134        25,423     82,443     65,500
                                                                                 --------    ----------   --------   --------
Income from continuing operations before income taxes...................          213,040       314,325    304,586    440,703
Income tax expense......................................................           81,488       120,229     97,187    147,343
                                                                                 --------    ----------   --------   --------
Income from continuing operations.......................................          131,552       194,096    207,399    293,360
Income (loss) from discontinued operations, net of income taxes.........               --            --         --         --
                                                                                 --------    ----------   --------   --------
Net income..............................................................         $131,552    $  194,096   $207,399   $293,360
                                                                                 ========    ==========   ========   ========
TOTAL ASSETS, END OF PERIOD (DOLLARS IN MILLIONS):......................         $ 14,867    $   17,611   $ 15,751   $ 19,728
                                                                                 ========    ==========   ========   ========

                                                                                                              UNIONBANCAL
                                                                                        OTHER                 CORPORATION
                                                                               -----------------------    --------------------
                                                                               AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                               -------------------------------------------------
                                                                                  2004          2005         2004       2005
                                                                                  ----          ----         ----       ----
RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS):
Net interest income.......................................................       $147,280      $ 19,685 $1,196,245 $1,358,514
Noninterest income (expense)..............................................        117,987         4,531    700,434    621,367
                                                                                 --------      -------- ---------- ----------
Total revenue.............................................................        265,267        24,216  1,896,679  1,979,881
Noninterest expense.......................................................         77,542        68,334  1,084,751  1,178,048
Credit expense (income)...................................................       (135,615)     (131,606)   (29,038)   (40,683)
                                                                                 --------      -------- ---------- ----------
Income from continuing operations before income taxes.....................        323,340        87,488    840,966    842,516
Income tax expense........................................................        130,314         6,469    308,989    274,041
                                                                                 --------      -------- ---------- ----------
Income from continuing operations.........................................        193,026        81,019    531,977    568,475
Income (loss) from discontinued operations, net of income taxes...........         20,045       (14,031)    20,045    (14,031)
                                                                                 --------      -------- ---------- ----------
Net income................................................................       $213,071      $ 66,988 $  552,022 $  554,444
                                                                                 ========      ======== ========== ==========
TOTAL ASSETS, END OF PERIOD (DOLLARS IN MILLIONS):........................       $ 16,373      $ 13,960 $   46,991 $   51,299
                                                                                 ========      ======== ========== ==========


NOTE 9--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING

         Derivative positions are integral components of the Company's designated ALM activities. The Company uses interest rate derivatives to manage the sensitivity of the Company's net interest income to changes in interest rates. These instruments are used to manage interest rate risk relating to specified

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit, medium-term notes and subordinated debt.

         CASH FLOW HEDGES
         HEDGING STRATEGIES FOR VARIABLE RATE LOANS AND CERTIFICATES OF DEPOSIT

         The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan and deposit interest receipt and payments, and the hedged risk is the variability in those receipts/payments due to changes in the designated benchmark rate, e.g., U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans or deposits such that the tenor of the variable rate loans/deposits and that of the hedging instrument are aligned. Cash flow hedging strategies include the utilization of purchased floor, cap, corridor options and interest rate swaps. At September 30, 2005, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 1.5 years.

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

         The Company uses interest rate cap corridors to hedge the variable cash flows associated with the forecasted issuance and rollover of short-term, fixed rate CDs. In these hedging relationships, the

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

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

         Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge matches those of the loans or CDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In the third quarter of 2005, the Company recognized a net loss of $0.1 million due to ineffectiveness, which is recognized in noninterest expense, compared to a net gain of $0.1 million in the third quarter of 2004.

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

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9--DERIVATIVE INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS USED FOR HEDGING (CONTINUED)

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

NOTE 10--GUARANTEES

         Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of one year or less. Collateral may be obtained based on management's credit assessment of the customer. As of September 30, 2005, the Company's maximum exposure to loss for standby and commercial letters of credit was $3.4 billion and $115.8 million, respectively. At September 30, 2005, the carrying value of the Company's standby and commercial letters of credit totaled $8.0 million. Exposure to loss related to these commitments is covered by the allowance for off-balance sheet commitments. Both of these amounts are included in other liabilities on the condensed consolidated balance sheet. In addition, the Company's maximum exposure to loss for standby and commercial letters of credit related to discontinued operations was $48.4 million and $85.0 million, respectively. The corresponding carrying value of these standby and commercial letters of credit totaled $0.2 million.

         Principal investments include direct investments in private and public companies and indirect investments in private equity funds. The Company issues commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10--GUARANTEES (CONTINUED)

public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate. At September 30, 2005, the Company had commitments to fund principal investments of $119.6 million.

         The Company has contingent consideration agreements that guarantee additional payments to acquired insurance agencies' stockholders based on the agencies' future performance in excess of established revenue and/or earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. If the insurance agencies' future performance exceeds these thresholds during a three-year period, the Company will be liable to make payments to those former stockholders. As of September 30, 2005, the Company had a maximum exposure of $5.4 million for these agreements, the last of which expire in December 2006.

         The Company is fund manager for limited liability corporations issuing low-income housing credit (LIHC) investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits, and operating deficit thresholds over a ten-year average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability corporations issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of September 30, 2005, the Company's maximum exposure to loss under these guarantees was limited to a return of investor capital and minimum investment yield, or $158.5 million. The Company maintains a reserve of $6.5 million for these guarantees.

         The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantee of commercial paper obligations and leveraged lease transactions. Guarantees issued by the Bank for an affiliate's commercial paper program are done in order to facilitate their sale. As of September 30, 2005, the Bank had a maximum exposure to loss under the commercial paper guarantees, which have an average term of less than one year, of $884.1million. The Bank's guarantee is fully collateralized by a pledged deposit. UnionBanCal Corporation guarantees its subsidiaries' leveraged lease transactions, which have terms ranging from 15 to 30 years. Following the original funding of the leveraged lease transactions, UnionBanCal Corporation has no material obligation to be satisfied. As of September 30, 2005, UnionBanCal Corporation had no material exposure to loss under these guarantees.

         The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.0 billion at September 30, 2005. The market value of the associated collateral was $2.0 billion at September 30, 2005.

         The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10--GUARANTEES (CONTINUED)

them by their customer. As of September 30, 2005, the maximum exposure to loss under these contracts totaled $11.9 million. The Company maintains a reserve of $0.1 million for losses related to these guarantees.

NOTE 11--PENSION AND OTHER POSTRETIREMENT BENEFITS

         The following tables summarize the components of net periodic benefit cost for the three and nine months ended September 30, 2004 and 2005.


                                                                                       PENSION BENEFITS     OTHER BENEFITS
                                                                                       ----------------     --------------
                                                                                    FOR THE THREE MONTHS  FOR THE THREE MONTHS
                                                                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                                     -------------------   -------------------
(DOLLARS IN THOUSANDS)                                                                   2004       2005      2004      2005
----------------------                                                                   ----       ----      ----      ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost......................................................................     $ 9,415    $11,383    $  849    $1,551
Interest cost.....................................................................      13,059     14,587     1,399     2,115
Expected return on plan assets....................................................     (20,782)   (23,966)   (2,292)   (2,626)
Amortization of prior service cost................................................         266        267       (24)      (24)
Amortization of transition amount.................................................          --         --       637       508
Recognized net actuarial loss.....................................................       3,609      6,656      (539)      699
                                                                                       -------    -------    ------    ------
  Total net periodic benefit cost.................................................     $ 5,567    $ 8,927    $   30    $2,223
                                                                                       =======    =======    ======    ======


                                                                                       PENSION BENEFITS     OTHER BENEFITS
                                                                                       ----------------     --------------
                                                                                    FOR THE NINE MONTHS   FOR THE NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                                     -------------------   -------------------
(DOLLARS IN THOUSANDS)                                                                   2004       2005      2004      2005
----------------------                                                                   ----       ----      ----      ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost........................................................................   $28,244    $34,148    $4,232    $4,653
Interest cost.......................................................................    39,179     43,763     7,079     6,345
Expected return on plan assets......................................................   (62,347)   (71,899)   (6,759)   (7,801)
Amortization of prior service cost..................................................       800        800       (72)      (72)
Amortization of transition amount...................................................        --         --     1,912     1,526
Recognized net actuarial loss.......................................................    10,826     19,968     2,997     2,096
                                                                                       -------    -------    ------    ------
  Total net periodic benefit cost...................................................   $16,702    $26,780    $9,389    $6,747
                                                                                       =======    =======    ======    ======



         In 2004, the Company recorded a $6.1 million reduction in employee benefit expense associated with the remeasurement of postretirement benefits as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The reduction is attributable to a federal subsidy provided by the Act to employers that sponsor retiree health care plans with drug benefits that are equivalent to those offered under Medicare Part D. The effect of the subsidy on the measurement of net periodic postretirement benefit cost has been recognized since the effective date of the Act, July 1, 2004. As a result, the Company recorded a reduction in the accumulated postretirement benefit obligation of $30.8 million relating to benefits attributable to past service in the third quarter of 2004.

                    UNIONBANCAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 11--PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

         At December 31, 2004, the Company expected to make cash contributions of $125 million to the Pension Plan and $17 million to the Health Plan for pension and postretirement benefits, respectively, in 2005. The Company made the $125 million pension contribution in January 2005 and continues to make the postretirement benefit contributions on a monthly basis. In July 2005, the Company made an additional $57 million pension contribution.

NOTE 12--SUBSEQUENT EVENTS

         On October 6, 2005, the Bank received $245 million in cash from Wachovia Bank, N.A. at the principal legal closing of the sale of the Bank's international correspondent banking business. A gain of approximately $147 million, net of direct expenses and income tax expense will be recognized in the fourth quarter 2005. The Bank may earn a contingent payment not to exceed $45 million of cash during the second quarter of 2006 based on customer conversion results. The Bank continues to operate the international correspondent banking business, and will continue to do so over a transition period of several months, during which period it is expected that the majority of customers will transfer to Wachovia Bank, N.A.

         On October 26, 2005, the Company's Board of Directors declared a quarterly cash dividend of $0.41 per share of common stock. The dividend will be paid on January 6, 2006 to stockholders of record as of December 9, 2005.

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

         You should read the following discussion and analysis of our consolidated financial condition and results of our operations for the period ended September 30, 2005 in this quarterly report on Form 10-Q together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Annual Report). Averages, as presented in the following tables, are substantially all based upon daily average balances.

INTRODUCTION

         We are a California-based, commercial bank holding company with consolidated assets of $51.3 billion at September 30, 2005. At September 30, 2005, The Bank of Tokyo-Mitsubishi, Ltd., our majority owner, owned approximately 61 percent of our outstanding common stock.

EXECUTIVE OVERVIEW

         We are providing you with an overview of what we believe are the most significant factors and developments that impacted our third quarter 2005 results and that could impact our future results. We ask that you carefully read the rest of this document for more detailed information that will complete your understanding of trends, events and uncertainties that impact us.

         In the third quarter 2005 we signed a definitive agreement to sell our international correspondent banking business to Wachovia Bank, N.A. The principal legal closing of the transaction occurred on October 6, 2005 and we received $245 million. In the fourth quarter 2005 we will record a gain of approximately $147 million after recognizing direct expenses and income taxes related to the transaction. We will continue to serve our customers impacted by this transaction over the transition period, which is not expected to continue beyond the second quarter 2006. The transaction has been accounted for as a discontinued operation. The following discusses highlights from our continuing operations that have been restated to reflect the impact of our discontinued operations.

         Overall credit quality in the commercial lending area is stable. Our nonaccrual portfolio declined to $38 million at September 30, 2005 compared to $150 million at December 31, 2004 and $189 million at September 30, 2004. Loan payoffs and chargeoffs, loan sales, the resumption to accrual status and the absence of new inflows contributed to the decline in nonaccrual loans. We reversed $15 million of our allowance for loan losses in the third quarter 2005 compared with a reversal of $10.9 million in the third quarter 2004. A significant portion of the reversal in the third quarter 2005 ($10 million) was the result of the impact to our non-specific allowance for loan losses from our decision to exit the international correspondent banking business.

         Net interest income grew from $407 million for the three months ended September 30, 2004 to $464 million for the three months ended September 30, 2005. Our 14 percent growth in net interest income reflects the impact of higher interest rates and increased average earning assets and noninterest bearing deposits, offset by lower income from our derivative hedges. We believe that as interest rates gradually rise and our commercial loan portfolio continues its growth, our net interest margin will be positively impacted through the remainder of 2005.

         Noninterest income grew 7.6 percent in the third quarter 2005 compared with the third quarter 2004 primarily from higher trust and investment management fees, investment income and card processing fees.

         Noninterest expense grew 10.3 percent in the third quarter 2005 compared with the third quarter 2004, primarily from the investments we made in bank acquisitions, de novo branches and technology in 2004. We believe that these investments will continue to bring opportunities for growth in our business by increasing our customer base and expanding the services we provide.

DISCONTINUED OPERATIONS

         During the third quarter 2005, we committed to a plan to exit our international correspondent banking business and entered into a definitive agreement to sell this business to Wachovia Bank, N.A. This business consists of international payment and trade processing along with the related lending activities. The principal legal closing of the transaction occurred on October 6, 2005 and we received $245 million. We will continue to operate this business over a transition period that may extend to second quarter 2006.

         This transaction has been accounted for as a discontinued operation and all prior periods, except where specifically mentioned, have been restated to reflect this accounting treatment. All of the assets and liabilities of the discontinued operations have been separately identified on our condensed consolidated balance sheet and the assets are shown at the lower of cost or fair value less costs to dispose. The average net assets or liabilities of our discontinued operations are reflected in our analysis of net interest margin. For the detailed components of our assets and liabilities from discontinued operations, see Note 3 "Discontinued Operations" in the Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q.

         Included in our net income are the net results of our discontinued operations. For the three and nine months ended September 30, 2004 and 2005, income from discontinued operations included the following:


                                                                                         FOR THE THREE         FOR THE NINE
                                                                                         MONTHS ENDED          MONTHS ENDED
                                                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                                                        --------------       ---------------
(DOLLARS IN THOUSANDS)                                                                  2004      2005       2004       2005
----------------------                                                                  ----      ----       ----       ----
Net interest income...............................................................    $5,512    $  5,400   $16,124   $ 15,683
Provision for loan losses.........................................................       938          --     4,038      6,683
Noninterest income................................................................    18,833      21,233    57,733     56,165
Noninterest expense...............................................................    12,815      52,245    37,146     87,550
                                                                                      ------    --------   -------   --------
Income (loss) from discontinued operations before income taxes....................    10,592     (25,612)   32,673    (22,385)
Income tax expense (benefit)......................................................     4,094      (9,651)   12,628     (8,354)
                                                                                      ------    --------   -------   --------
Income (loss) from discontinued operations........................................    $6,498    $(15,961)  $20,045   $(14,031)
                                                                                      ======    ========   =======   ========


         For the three months ended September 30, 2005, net interest income included the allocation of interest expense of approximately $4.9 million from continuing operations compared to interest income of $0.2 million for the three months ended September 30, 2004. We allocated interest expense from continuing operations to the average net assets of the discontinued operations based upon the average federal funds purchased rate for the period. Noninterest expense included severance and related benefit expenses of approximately $25 million and approximately $14 million for compliance-related matters. An impairment charge of $1 million resulted from the write-off of software in development. Expenses related to the termination of lease contracts are not included in these results. Upon ceasing to use the leased premises during the first six months of 2006, we expect to record lease premise related expenses. We do not believe the amount of this expense will be material. In the fourth quarter 2005, we will recognize a gain of approximately $147 million, after income taxes and expenses directly related to the transaction.

         The remaining discussion of our financial results is based on results from continuing operations, unless otherwise stated.


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

         Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, except for an update to our pension obligations accounting policy below, our significant accounting policies are discussed in detail in Note 1 in the "Notes to Consolidated Financial Statements" in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

         In addition to information provided in our "Critical Accounting Policies" in our 2004 Annual Report, we are providing the following information with respect to our discount rate for determining our obligations for pension and other postretirement benefits. The discount rate assumed in measuring the plan obligations is determined by selecting high quality investments rated Aa or higher by a recognized rating agency corresponding to each year's future benefit payments for the next 30 years. The discount rate is calculated based on the weighted average investment yields as of December 31, 2004 and rounded to the nearest 0.25 percent. The reduction in the discount rate from 6.25 percent at December 31, 2003 to 5.75 percent at December 31, 2004, reported in our 2004 Annual Report, reflects the annual evaluation of our discount rate assumptions.

FINANCIAL PERFORMANCE


SUMMARY OF FINANCIAL PERFORMANCE

                                                   FOR THE THREE        INCREASE          FOR THE NINE          INCREASE
                                                    MONTHS ENDED       (DECREASE)         MONTHS ENDED         (DECREASE)
                                                   SEPTEMBER 30,    2005 VERSUS 2004      SEPTEMBER 30,     2005 VERSUS 2004
                                                   -------------    ----------------      -------------     ----------------
(DOLLARS IN THOUSANDS)                             2004     2005     AMOUNT  PERCENT     2004       2005     AMOUNT   PERCENT
----------------------                             ----     ----     ------  -------     ----       ----     ------   -------
RESULTS OF OPERATIONS
Net interest income(1)........................   $406,578  $464,142  $57,564     14.2%$1,196,245 $1,358,514  $162,269    13.6%
Noninterest income
  Service charges on deposit accounts.........     85,667    84,822     (845)    (1.0)   252,974    243,835    (9,139)   (3.6)
  Trust and investment management fees........     39,089    43,500    4,411     11.3    111,699    127,053    15,354    13.7
  Merchant banking fees.......................     11,682    11,257     (425)    (3.6)    26,863     35,637     8,774    32.7
  Brokerage commissions and fees..............      8,527     5,290   (3,237)   (38.0)    24,847     22,867    (1,980)   (8.0)
  Card processing fees, net...................      4,653     6,597    1,944     41.8     28,901     18,668   (10,233)  (35.4)
  Securities gains (losses), net..............         (6)     (320)    (314)      nm      1,612    (13,289)  (14,901)     nm
  Gain on private capital investments, net....        467     5,692    5,225       nm      7,798     18,888    11,090      nm
Gain on sale of merchant card portfolio.......         --        --       --       --     93,000         --   (93,000)     nm
  Other noninterest income....................     47,041    55,350    8,309     17.7    152,740    167,708    14,968     9.8
                                                 --------  --------  -------          ---------- ----------  --------
Total noninterest income......................    197,120   212,188   15,068      7.6    700,434    621,367   (79,067)  (11.3)
                                                 --------  --------  -------          ---------- ----------  --------
Total revenue.................................    603,698   676,330   72,632     12.0  1,896,679  1,979,881    83,202     4.4
Reversal of allowance for loan losses(2)......   (10,939)   (15,000)   4,061     37.1    (29,038)   (40,683)   11,645    40.1
Noninterest expense
  Salaries and employee benefits..............    209,554   236,124   26,570     12.7    632,463    701,858    69,395    11.0
  Outside services............................     19,572    28,533    8,961     45.8     52,130     76,248    24,118    46.3
  Foreclosed asset expense (income)...........        (10)   (3,435)  (3,425)      nm        526     (5,606)   (6,132)     nm
  Reversal of allowance for losses on
    off-balance sheet commitments(2)..........         --        --       --       --         --     (1,000)   (1,000)     nm
  Other noninterest expense...................    130,460   135,474    5,014      3.8    399,632    406,548     6,916     1.7
                                                 --------  --------  -------          ---------- ----------  --------
Total noninterest expense.....................    359,576   396,696   37,120     10.3  1,084,751  1,178,048    93,297     8.6
                                                 --------  --------  -------          ---------- ----------  --------
Income from continuing operations before income
  taxes.......................................    255,061   294,634   39,573     15.5    840,966    842,516     1,550     0.2
Income tax expense............................     98,121    93,388   (4,733)    (4.8)   308,989    274,041   (34,948)  (11.3)
                                                 --------  --------  -------          ---------- ----------  --------
Income from continuing operations.............    156,940   201,246   44,306     28.2    531,977    568,475    36,498     6.9
                                                 --------  --------  -------          ---------- ----------  --------
Income (loss) from discontinued operations
  before income taxes.........................     10,592   (25,612) (36,204)      nm     32,673    (22,385)  (55,058)     nm
Income tax expense (benefit)..................      4,094    (9,651) (13,745)      nm     12,628     (8,354)  (20,982)     nm
                                                 --------  --------  -------          ---------- ----------  --------
Income (loss) from discontinued operations....      6,498   (15,961) (22,459)      nm     20,045    (14,031)  (34,076)     nm
                                                 --------  --------  -------          ---------- ----------  --------
Net income....................................   $163,438  $185,285  $21,847     13.4%  $552,022   $554,444    $2,422     0.4%
                                                 ========  ========  =======          ========== ==========  ========
---------------

(1) Net interest income does not include any adjustments for fully taxable equivalence.

(2) Beginning in the quarter ended March 31, 2005, the net change in the allowance for losses on off-balance sheet commitments was recognized separately from the change in the allowance for loan losses. Prior periods have not been restated for this change.

nm = not meaningful

THE PRIMARY CONTRIBUTORS TO OUR FINANCIAL PERFORMANCE FOR THE THIRD QUARTER OF 2005 COMPARED TO THE THIRD QUARTER OF 2004 ARE PRESENTED BELOW.

         o The reversal of our allowance for loan losses in the third quarter of 2005 is primarily due to improving credit quality and the elimination of general reserves held for credit exposures in our discontinued operations. Credit quality continued to improve in our commercial loan portfolio evidenced by reductions in nonperforming assets. However, this trend is balanced by increasing uncertainty in the economic outlook coupled with indications that the improvement in credit quality could be reaching its peak. (See our discussion under "Allowance for Credit Losses.")

         o Our net interest income was favorably influenced by higher earning asset volumes (including higher volume for residential mortgages, commercial loans and commercial mortgages), higher average yields on our earning assets and strong deposit growth. Offsetting these positive influences to our net interest margin were higher rates on interest bearing liabilities and lower hedge income (See our discussion under "Net Interest Income.")

         o The increase in our noninterest income was due to several factors:

               o Higher net gains on the sales and capital distributions on private capital investments compared to the prior year quarter;

               o Trust and investment management fees were higher primarily due to continued strong sales, solid organic growth and the acquisition of the business portfolio of CNA Trust Company (renamed TruSource) and the corporate trust business of the BTM Trust Company, New York. Managed assets increased by approximately 11.1 percent and non-managed assets increased by approximately 28 percent from the third quarter 2004 to the third quarter 2005. Total assets under administration increased by approximately 26 percent, to $209.1 billion, for the same period;

               o Card processing fees increased primarily due to higher Master Money Card (debit card) income; and

               o Higher other income included the impact of a reclassification of certain brokerage commissions and fees (from brokerage fees to other noninterest income) and $2.5 million in COLI income, which was previously reported as an offset to noninterest expense in the third quarter of 2004; partly offset by

               o Brokerage commissions and fees declined from the change in classification, effective July 1, 2005, mentioned above; and

               o Service charges on deposits declined primarily due to lower account analysis fees, stemming from an increase in the earnings credit rate on commercial deposit balances, partly offset by higher overdraft fees related to a change in our overdraft and nonsufficient funds fee structure.

         o     Our higher noninterest expense was due to several factors:

               o Salaries and employee benefits increased primarily as a result of:

                    o acquisitions and new branch openings, which accounted for approximately 32 percent of the increase in our salaries and other compensation;

                    o higher performance-related incentive expense from goal achievements and the increased amortization of restricted stock in the third quarter of 2005 as a result of the higher level of issuances in the second quarter of 2005;

                    o    annual merit increases; and

                    o higher employee benefits expense mainly due to the impact of the lower discount rate we used to calculate our future pension and other postretirement liabilities (reduced from 6.25 percent at December 31, 2003 to 5.75 percent at December 31, 2004) and higher health insurance expense;

               o Outside services expense increased mainly as a result of higher vendor billings stemming from a higher earnings credit rate in the third quarter of 2005 primarily related to title and escrow balances; and

               o Other noninterest expense increased mainly due to higher software expenses related to the purchase and development of software to support key technology initiatives, advertising and higher expenses related to the Jackson Federal Bank acquisition; partly offset by

               o Foreclosed asset income in the third quarter of 2005 was higher due to a gain on the sale of a foreclosed commercial property.

THE PRIMARY CONTRIBUTORS TO OUR FINANCIAL PERFORMANCE FOR THE FIRST NINE MONTHS OF 2005 COMPARED TO THE FIRST NINE MONTHS OF 2004 ARE PRESENTED BELOW.

         o The reversal of our allowance for loan losses in the first nine months of 2005 is primarily due to improving credit quality, the elimination of general reserves held for credit exposures in our discontinued operations and year-to-date net recoveries. (See our discussion under "Allowance for Credit Losses.")

         o Our net interest income was favorably influenced by higher earning asset volumes (including a higher mix of residential mortgages, commercial loans, and commercial mortgages), higher average yields on our earning assets and strong deposit growth. Offsetting these positive influences to our net interest margin were higher rates on interest bearing liabilities and lower hedge income (See our discussion under "Net Interest Income.")

         o The decrease in our noninterest income was mainly due to several factors:

               o In the second quarter 2004, we sold our merchant card portfolio to NOVA. In addition, card processing fees, net, decreased in the current year as a result of this sale;

               o In the first nine months of 2005, service charges on deposits decreased primarily due to lower account analysis fees, stemming from an increase in the earnings credit rate on commercial deposit balances;

               o In the second quarter 2005, we sold $475 million of U.S. government agency securities for a loss of approximately $13.3 million; and

               o Brokerage commissions and fees declined primarily from a change in classification of certain fees to other noninterest income, effective July 1, 2005; partly offset by

               o Trust and investment management fees increased from the first nine months 2004 primarily due to continued strong sales, solid organic growth and the acquisition of the business portfolio of CNA Trust Company (renamed TruSource) and the corporate trust business of the BTM Trust Company, New York;

               o Higher merchant banking fees mainly due to an increased number of completed syndication deals in the current year compared to the prior year;

               o Higher net gains on the sales and capital distributions on private capital investments compared to the prior year; and

               o Higher other income included the impact of a reclassification of certain brokerage commissions and fees (from brokerage fees to other noninterest income) discussed above and $5.7 million in COLI income, which was previously reported as an offset to noninterest expense in the third quarter of 2004.

         o     Our higher noninterest expense was mainly due to several factors:

               o Salaries and employee benefits increased primarily as a result of:

                    o acquisitions and new branch openings, which accounted for approximately 26 percent of the increase in our salaries and other compensation;

                    o higher performance-related incentive expense from goal achievements and the increased amortization of restricted stock in the third quarter of 2005 as discussed previously;

                    o    annual merit increases; and

                    o higher employee benefits expense mainly due to the impact of the lower discount rate we used to calculate our future pension and other postretirement liabilities (reduced from 6.25 percent at December 31, 2003 to 5.75 percent at December 31, 2004) and a $4.7 million reclassification of COLI income to other noninterest income (previously reported as employee benefits expense in the prior year);

         o Net occupancy expense increased mainly from acquisitions, new branch openings, the payment of a lease termination fee in the second quarter of 2005 and the impact of lower rental income from non-bank tenants due to bank employee occupancy as we migrate our operations into fewer downtown San Francisco locations;

         o Outside services expense increased primarily as a result of higher vendor billings stemming from a higher earnings credit rate in the first nine months of 2005 primarily related to title and escrow balances;

         o Foreclosed asset income in the first nine months of 2005 was primarily due to gains on the sale of two foreclosed commercial properties; and

         o Other noninterest expense increased primarily as a result of higher software expenses related to the purchase and development of software to support key technology initiatives, higher expenses related to our acquisitions, including amortization of intangibles, and increased charitable contributions, offset by lower reserve expenses for litigation.

NET INTEREST INCOME

         The following table shows the major components of net interest income and net interest margin.


                                            FOR THE THREE MONTHS ENDED
                               SEPTEMBER 30, 2004                SEPTEMBER 30, 2005              INCREASE (DECREASE) IN
                               ------------------                ------------------              ----------------------
                                                                                                                INTEREST
                                                                                                AVERAGE          INCOME/
                                                                                                BALANCE         EXPENSE (1)
                                      INTEREST   AVERAGE               INTEREST   AVERAGE       -------         ----------
                          AVERAGE     INCOME/     YIELD/    AVERAGE    INCOME/     YIELD/
(DOLLARS IN THOUSANDS)    BALANCE    EXPENSE(1)  RATE(1)(2) BALANCE   EXPENSE(1)  RATE(1)(2) AMOUNT  PERCENT  AMOUNT  PERCENT
----------------------    -------    ----------  ---------- -------   ----------  ---------- ------- -------  ------  -------
ASSETS
Loans:(3)
  Domestic............  $26,158,230     $340,348    5.19% $31,949,929     $459,280    5.72% $5,791,699  22.1% $118,932   34.9%
  Foreign(4)..........      143,684        1,586    4.39      227,887        2,612    4.55      84,203  58.6     1,026   64.7
Securities--taxable....  11,907,592      105,256    3.54    9,971,085       96,706    3.88  (1,936,507)(16.3)   (8,550)  (8.1)
Securities--tax-exempt.      68,884        1,416    8.22       65,800        1,350    8.21      (3,084) (4.5)      (66)  (4.7)
Interest bearing
  deposits in banks...      364,505        1,656    1.81       57,042          303    2.11    (307,463)(84.4)   (1,353) (81.7)
Federal funds sold and
  securities purchased
  under resale
  agreements..........      431,138        1,616    1.49      770,116        6,777    3.49     338,978  78.6     5,161     nm
Trading account assets      327,970        1,250    1.52      329,318        1,115    1.34       1,348   0.4      (135) (10.8)
                        -----------     --------          -----------     --------          ----------        --------
      Total earning
        assets........   39,402,003      453,128    4.59   43,371,177      568,143    5.21   3,969,174  10.1   115,015   25.4
                                        --------                          --------                            --------
Allowance for loan
  losses(5)...........     (499,440)                         (392,651)                         106,789 (21.4)
Cash and due from banks   2,154,048                         2,232,281                          78,233    3.6
Premises and
  equipment, net......      500,123                           514,156                           14,033   2.8
Other assets..........    1,915,970                         2,487,066                          571,096  29.8
                        -----------                       -----------                       ----------
      Total assets....  $43,472,704                       $48,212,029                       $4,739,325  10.9%
                        ===========                       ===========                       ==========
LIABILITIES
Domestic deposits:
  Interest bearing....  $11,775,553       18,536    0.63  $13,157,103       44,318    1.34  $1,381,550  11.7%   25,782     nm
  Savings and consumer
    time..............    4,382,668        9,027    0.82    4,642,782       15,668    1.34     260,114   5.9     6,641   73.6
  Large time..........    1,932,610        7,162    1.47    2,588,559       18,997    2.91     655,949  33.9    11,835     nm
Foreign deposits(4)...      218,131          370    0.67      517,298        3,813    2.92     299,167    nm     3,443     nm
                        -----------     --------          -----------     --------          ----------        --------
      Total interest
        bearing
        deposits......   18,308,962       35,095    0.76   20,905,742       82,796    1.57   2,596,780  14.2    47,701     nm
                        -----------     --------          -----------     --------          ----------        --------
Federal funds
  purchased and
  securities sold
  under repurchase
  agreements..........      867,988        2,861    1.31      630,272        5,158    3.25    (237,716)(27.4)    2,297   80.3
Net funding allocated
  from (to)
  discontinued
  operations(6).......       46,149          152    1.31     (593,732)      (4,864)   3.25    (639,881)   nm    (5,016)    nm
Commercial paper......      639,345        1,697    1.06    1,207,822        9,394    3.09     568,477  88.9     7,697     nm
Other borrowed funds..      161,290        1,122    2.77      173,853        1,707    3.89      12,563   7.8       585   52.1
Medium and long-term
  debt................      792,083        4,369    2.19      817,602        8,520    4.13      25,519   3.2     4,151   95.0
Trust notes...........       15,959          242    6.07       15,506          239    6.15        (453) (2.8)       (3)  (1.2)
                        -----------     --------          -----------     --------          ----------        --------
      Total borrowed
        funds.........    2,522,814       10,443    1.65    2,251,323       20,154    3.55    (271,491)(10.8)    9,711   93.0
                        -----------     --------          -----------     --------          ----------        --------
      Total interest
        bearing
        liabilities...   20,831,776       45,538    0.87   23,157,065      102,950    1.76   2,325,289  11.2    57,412     nm
                                        --------                          --------                            --------
Noninterest bearing
  deposits............   17,628,751                        19,387,786                        1,759,035  10.0
Other liabilities(5)..      944,224                         1,392,056                          447,832  47.4
                        -----------                       -----------                       ----------
      Total liabilities  39,404,751                        43,936,907                        4,532,156  11.5
STOCKHOLDERS' EQUITY
Common equity.........    4,067,953                         4,275,122                          207,169   5.1
                        -----------                       -----------                       ----------
      Total
        stockholders'
        equity........    4,067,953                         4,275,122                          207,169   5.1
                        -----------                       -----------                       ----------
      Total
        liabilities
        and
        stockholders'
        equity........  $43,472,704                       $48,212,029                       $4,739,325  10.9%
                        ===========                       ===========                       ==========
NET INTEREST
  INCOME/MARGIN
Net interest
  income/margin
  (taxable-equivalent
  basis)..............                   407,590    4.13%                  465,193    4.27%                     57,603   14.1
Less:
  taxable-equivalent
  adjustment..........                     1,012                             1,051                                  39    3.9
                                        --------                          --------                            --------
      Net interest
        income........                  $406,578                          $464,142                             $57,564   14.2%
                                        ========                          ========                            ========

Average Assets and
  Liabilities of
  Discontinued
  Operations for the
  three months ended:

                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                        2004                             2005
                                        ----                             ----
  Assets..............                $2,239,965                        $1,978,255
  Liabilities.........                $2,286,114                        $1,384,523
  Net assets
    (liabilities).....                  $(46,149)                         $593,732
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

(5) The average allowance related to off-balance sheet commitments was included in other liabilities starting in the quarter ended March 31, 2005. Prior periods have not been restated.

(6) In September 2005, Union Bank of California, N.A. committed to a plan for disposal of its international correspondent banking business. All periods presented have been restated to reflect discontinued operations. Net funding allocated from (to) discontinued operations represents the shortage (excess) of assets over liabilities of discontinued operations. The expense (earnings) on funds allocated from (to) discontinued operations are calculated by taking the net balance of discontinued operations for each quarter and applying an earnings rate or a cost of funds equivalent to the corresponding quarter's fed funds purchased rate.

nm--not meaningful


                                            FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2004                SEPTEMBER 30, 2005              INCREASE (DECREASE) IN
                               ------------------                ------------------              ----------------------
                                                                                                                INTEREST
                                                                                                AVERAGE          INCOME/
                                                                                                BALANCE         EXPENSE (1)
                                      INTEREST   AVERAGE               INTEREST   AVERAGE       -------         ----------
                          AVERAGE     INCOME/     YIELD/    AVERAGE    INCOME/     YIELD/
(DOLLARS IN THOUSANDS)    BALANCE    EXPENSE(1)  RATE(1)(2) BALANCE   EXPENSE(1)  RATE(1)(2) AMOUNT  PERCENT  AMOUNT  PERCENT
----------------------    -------    ----------  ---------- -------   ----------  ---------- ------- -------  ------  -------
ASSETS
Loans:(3)
  Domestic.............. $25,213,753    $987,987    5.23% $30,633,865  $1,298,240     5.66% $5,420,112  21.5% $310,253   31.4%
  Foreign(4)............    114,723        4,053    4.72      209,337       7,567     4.83      94,614  82.5     3,514   86.7
Securities--taxable...... 11,664,022     317,390    3.63   10,678,358     298,317     3.72    (985,664) (8.5)  (19,073)  (6.0)
Securities--tax-exempt...     68,120       4,175    8.17       66,379       4,022     8.08      (1,741) (2.6)     (153)  (3.7)
Interest bearing
  deposits in banks.....     159,386       1,946    1.63       96,961       1,432     1.97     (62,425)(39.2)     (514) (26.4)
Federal funds sold and
  securities purchased
  under resale
  agreements............     786,045       6,503    1.11      615,967      14,406     3.13    (170,078)(21.6)    7,903     nm
Trading account assets..     346,473       2,728    1.05      275,087       3,072     1.49     (71,386)(20.6)      344   12.6
                         -----------   ---------                       ----------           ----------        --------
      Total earning
        assets..........  38,352,522   1,324,782    4.61   42,575,954   1,627,056     5.10   4,223,432  11.0   302,274   22.8
                                       ---------                       ----------                             --------
Allowance for loan
  losses(5).............    (519,393)                        (398,404)                         120,989 (23.3)
Cash and due from banks.   2,144,157                        2,240,948                           96,791   4.5
Premises and equipment,
  net...................     508,314                          519,915                           11,601   2.3
Other assets............   1,839,780                        2,404,271                          564,491  30.7
                         -----------                      -----------                       ----------
      Total assets...... $42,325,380                      $47,342,684                       $5,017,304  11.9%
                         ===========                      ===========                       ==========
LIABILITIES
Domestic deposits:
  Interest bearing...... $11,538,769      51,199    0.59  $12,614,932     101,752     1.08  $1,076,163   9.3%   50,553   98.7
  Savings and consumer
    time................   4,248,057      26,282    0.83    4,707,515      42,841     1.22     459,458  10.8    16,559   63.0
  Large time............   2,185,349      22,712    1.39    2,758,495      53,208     2.58     573,146  26.2    30,496     nm
Foreign deposits(4).....     254,754         951    0.50      431,599       8,247     2.55     176,845  69.4     7,296     nm
                         -----------   ---------                       ----------           ----------        --------
      Total interest
        bearing deposits  18,226,929     101,144    0.74   20,512,541     206,048     1.34   2,285,612  12.5   104,904     nm
                         -----------   ---------                       ----------           ----------        --------
Federal funds purchased
  and securities sold
  under repurchase
  agreements............     537,169       4,094    1.02    1,021,123      20,829     2.73     483,954  90.1    16,735     nm
Net funding allocated
  from (to)
  discontinued
  operations(6).........    (124,459)       (554)   0.59     (535,998)    (11,499)    2.87    (411,539)   nm   (10,945)    nm
Commercial paper........     566,776       3,883    0.92    1,078,558      21,761     2.70     511,782  90.3    17,878     nm
Other borrowed funds....     174,470       3,599    2.76      183,997       5,053     3.67       9,527   5.5     1,454   40.4
Medium and long-term
  debt..................     805,863      11,201    1.86      808,686      22,511     3.72       2,823   0.4    11,310     nm
Trust notes.............      78,139       2,553    4.36       15,618         715     6.10     (62,521)(80.0)   (1,838) (72.0)
                         -----------   ---------                       ----------           ----------        --------
      Total borrowed
        funds...........   2,037,958      24,776    1.62    2,571,984      59,370     3.09     534,026  26.2    34,594     nm
                         -----------   ---------                       ----------           ----------        --------
      Total interest
        bearing
        liabilities.....  20,264,887     125,920    0.83   23,084,525     265,418     1.54   2,819,638  13.9   139,498     nm
                                       ---------                       ----------                             --------
Noninterest bearing
  deposits..............  17,168,125                       18,792,219                        1,624,094   9.5
Other liabilities(5)....     908,174                        1,256,056                          347,882  38.3
                         -----------                      -----------                       ----------
      Total liabilities.  38,341,186                       43,132,800                        4,791,614  12.5
STOCKHOLDERS' EQUITY
Common equity...........   3,984,194                        4,209,884                          225,690   5.7
                         -----------                      -----------                       ----------
      Total
        stockholders'
        equity..........   3,984,194                        4,209,884                          225,690   5.7
                         -----------                      -----------                       ----------
      Total liabilities
        and
        stockholders'
        equity.......... $42,325,380                      $47,342,684                       $5,017,304  11.9%
                         ===========                      ===========                       ==========
NET INTEREST
  INCOME/MARGIN
Net interest
  income/margin
  (taxable-equivalent
  basis)................               1,198,862    4.17%               1,361,638     4.27%                    162,776   13.6
Less:
  taxable-equivalent
  adjustment............                   2,617                            3,124                                  507   19.4
                                       ---------                       ----------                             --------
      Net interest
        income..........              $1,196,245                       $1,358,514                             $162,269   13.6%
                                      ==========                       ==========                             ========

Average Assets and
  Liabilities of
  Discontinued Operations
  for the nine months
  ended:

                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                        2004                             2005
                                        ----                             ----
  Assets................              $2,137,241                       $1,974,884
  Liabilities...........              $2,012,782                       $1,438,886
  Net assets
    (liabilities).......                $124,459                         $535,998
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

(5) The average allowance related to off-balance sheet commitments was included in other liabilities starting in the quarter ended March 31, 2005. Prior periods have not been restated.

(6) In September 2005, Union Bank of California, N.A. committed to a plan for disposal of its international correspondent banking business. All periods presented have been restated to reflect discontinued operations. Net funding allocated from (to) discontinued operations represents the shortage (excess) of assets over liabilities of discontinued operations. The expense (earnings) on funds allocated from (to) discontinued operations are calculated by taking the net balance of discontinued operations for each quarter and applying an earnings rate or a cost of funds equivalent to the corresponding quarter's fed funds purchased rate. The year-to-date expense (earnings) amount is the sum of the quarterly amounts.

nm--not meaningful

         Net interest income in the third quarter 2005, on a taxable-equivalent basis, increased 14 percent, from the third quarter 2004. Our results were primarily due to the following:

         o The growth in average earning assets was primarily due to an increase in average loans. The increase in average loans was largely due to a $1.9 billion increase in average commercial loans, a $2.2 billion increase in average residential mortgages, and a $1.3 billion increase in average commercial mortgages;

         o Deposit growth contributed favorably to net interest margin in the third quarter 2005. Average noninterest bearing deposits were higher in the third quarter 2005, compared to the third quarter 2004, mainly due to higher average business demand deposits, including an increase in demand deposits from our title and escrow clients and higher consumer demand deposit growth;

         o Yields on our earning assets were favorably impacted by the increasing interest rate environment resulting in a higher average yield of 62 basis points on average earning assets, despite being negatively impacted by lower hedge income, which decreased by $16.0 million; and

         o In the third quarter 2005, our cost of funds on interest bearing liabilities was negatively impacted by the increasing rate environment, resulting in a higher average cost of interest-bearing liabilities of 89 basis points, which included lower hedge income, which decreased by $1.5 million.

         As a result of these changes, our net interest margin increased by 14 basis points.

         We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit (CDs), and to convert our long-term, fixed-rate borrowings to floating rate. Throughout 2005, these derivative positions have provided less net interest income than in 2004, as positions matured and, to a lesser extent, as interest rates rose. However, as we expected, the declines in hedge income have been offset by increased yields on the underlying variable rate loans. For the quarters ended September 30, 2004 and 2005, we had hedge income of $20.4 million and $2.9 million, respectively.


         Net interest income in the first nine months 2005, on a taxable-equivalent basis, increased 14 percent, from the first nine months 2004. Our results were primarily due to the following:

         o The growth in average earning assets was primarily due to an increase in average loans. The increase in average loans was largely due to a $2.4 billion increase in average residential mortgages, a $1.6 billion increase in average commercial loans and a $1.2 billion increase in average commercial mortgages;

         o Deposit growth contributed favorably to net interest margin in the first nine months 2005. Average noninterest bearing deposits were higher in the first nine months 2005, compared to the first nine months 2004, mainly due to higher average business demand deposits, including demand deposits from our title and escrow clients and higher consumer demand deposit growth;

         o Yields on our earning assets were favorably impacted by the increasing interest rate environment and higher cash basis recoveries, resulting in a higher average yield of 49 basis points on average earning assets, despite being negatively impacted by lower hedge income, which decreased by $53.3 million; and

         o In the first nine months 2005, our cost of funds on interest bearing liabilities was negatively impacted by the increasing rate environment, resulting in a higher average cost of interest-bearing liabilities of 71 basis points, including lower hedge income, which decreased by $6.3 million.

         As a result of these changes, our net interest margin increased by 10 basis points.

         We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit (CDs), and to convert our long-term, fixed-rate borrowings to floating rate. Throughout 2005, these derivative positions have provided less net interest income than in 2004, as positions matured and, to a lesser extent, as interest rates rose. However, as we expected, the declines in hedge income have been offset by increased yields on the underlying variable rate loans. For the nine months ended September 30, 2004 and 2005, we had hedge income of $79.4 million and $19.8 million, respectively.


NONINTEREST INCOME

                                        FOR THE THREE MONTHS ENDED                      FOR THE NINE MONTHS ENDED
                                        --------------------------                      -------------------------
                                                             INCREASE (DECREASE)                            INCREASE (DECREASE)
                                                             ------------------                             -------------------
                                 SEPTEMBER 30,  SEPTEMBER 30,                   SEPTEMBER 30, SEPTEMBER 30,
(DOLLARS IN THOUSANDS)               2004          2005       AMOUNT   PERCENT      2004         2005        AMOUNT     PERCENT
----------------------               ----          ----       ------   -------      ----         ----        ------     -------
Service charges on deposit
  accounts..................       $ 85,667     $ 84,822    $  (845)    (1.0)%   $252,974      $243,835    $ (9,139)     (3.6)%
Trust and investment
  management fees...........         39,089       43,500      4,411     11.3      111,699       127,053      15,354      13.7
Insurance commissions.......         17,463       17,819        356      2.0       57,850        59,176       1,326       2.3
Merchant banking fees.......         11,682       11,257       (425)    (3.6)      26,863        35,637       8,774      32.7
Foreign exchange gains,
  net.......................          8,268        8,849        581       nm       24,209        25,570       1,361       5.6
Brokerage commissions and
  fees......................          8,527        5,290     (3,237)   (38.0)      24,847        22,867      (1,980)     (8.0)
Card processing fees, net...          4,653        6,597      1,944     41.8       28,901        18,668     (10,233)    (35.4)
Securities gains (losses),
  net.......................            (6)        (320)       (314)      nm        1,612       (13,289)    (14,901)       nm
Gain on private capital
  investments, net..........            467        5,692      5,225       nm        7,798        18,888      11,090     142.2
Gain on sale of merchant
  card portfolio............             --           --         --       nm       93,000            --     (93,000)       nm
Other.......................         21,310       28,682      7,372     34.6       70,681        82,962      12,281      17.4
                                   --------     --------    -------              --------      --------    --------
    Total noninterest income       $197,120     $212,188    $15,068      7.6%    $700,434      $621,367    $(79,067)    (11.3)%
                                   ========     ========    =======              ========      ========    ========
---------------
nm--not meaningful



NONINTEREST EXPENSE

                                              FOR THE THREE MONTHS ENDED                      FOR THE NINE MONTHS ENDED
                                              --------------------------                      -------------------------
                                                                 INCREASE (DECREASE)                             INCREASE (DECREASE)
                                                                 ------------------                              -------------------
                                    SEPTEMBER 30,  SEPTEMBER 30,                    SEPTEMBER 30,  SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                  2004           2005       AMOUNT   PERCENT      2004           2005       AMOUNT  PERCENT
----------------------              -------------  -------------  ------   -------  -------------  -------------  ------  -------
Salaries and other compensation.....  $175,619       $190,293     $14,674    8.4%    $  509,646    $  556,249     $46,603    9.1%
Employee benefits...................    33,935         45,831      11,896   35.1        122,817       145,609      22,792   18.6
                                      --------       --------     -------             ----------    ----------     -------
  Salaries and employee benefits....   209,554        236,124      26,570   12.7        632,463       701,858      69,395   11.0
Net occupancy.......................    32,029         34,336       2,307    7.2         93,517       100,251       6,734    7.2
Outside services....................    19,572         28,533       8,961   45.8         52,130        76,248      24,118   46.3
Equipment...........................    15,949         15,832        (117)  (0.7)        49,370        50,176         806    1.6
Software............................    12,790         14,374       1,584   12.4         37,309        43,072       5,763   15.4
Professional services...............    11,976         11,240        (736)  (6.1)        33,410        36,131       2,721    8.1
Communications......................    10,234         10,808         574    5.6         31,728        30,950        (778)  (2.5)
Advertising and public relations....     7,843          9,114       1,271   16.2         27,154        25,657      (1,497)  (5.5)
Data processing.....................     8,146          7,406        (740)  (9.1)        24,416        24,703         287    1.2
Intangible asset amortization.......     5,077          4,985         (92)  (1.8)        13,783        14,956       1,173    8.5
Foreclosed asset expense (income)...       (10)        (3,435)      (3,425)   nm            526        (5,606)     (6,132)    nm
Reversal of allowance for losses on
  off-balance sheet commitments(1)..        --             --          --     --             --        (1,000)     (1,000)    nm
Other...............................    26,416         27,379         963    3.6         88,945        80,652      (8,293)  (9.3)
                                      --------       --------     -------            ----------    ----------     -------
    Total noninterest expense.......  $359,576       $396,696     $37,120   10.3%    $1,084,751    $1,178,048     $93,297    8.6%
                                      ========       ========     =======            ==========    ==========     =======
---------------

(1) Beginning in the quarter ended March 31, 2005, the net change in the allowance for losses on off-balance sheet commitments was recognized separately from the change in the allowance for loan losses. Prior periods have not been restated.

nm--not meaningful

INCOME TAX EXPENSE

         The following discussion of our income tax expense is based upon net income and therefore includes our discontinued operations. Income tax expense in the third quarter of 2005 resulted in a 31 percent effective income tax rate compared with an effective tax rate of 38 percent for the third quarter of 2004. In the third quarter of 2005, we recognized reductions to income tax expense of approximately $9.0 million primarily related to the decrease in our California effective tax rate for 2005, the adjustment of 2004 California tax expense to reflect the tax as reported on the tax return filed on the worldwide unitary basis, and to California Enterprise Zone credits, primarily from prior years, for which we qualified during the third quarter. In the third quarter of 2004, we recognized an increase to income tax expense of approximately $7.8 million primarily related to the adjustment of 2003 California tax expense as reported on 2003 worldwide unitary tax return.

         Income tax expense in the first nine months of 2005 resulted in a 32 percent effective tax rate compared with an effective tax rate of 37 percent for the first nine months of 2004. The decrease in the year-to-date tax rate was due primarily to a reduction in reserves of $10.0 million in the first quarter of 2005 for estimated amounts owed to the Internal Revenue Service with respect to certain leveraged leasing transactions, and the third quarter tax adjustments described above.

         For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Income Tax Expense" in our Annual Report on Form 10-K for the year ended December 31, 2004.



LOANS


         The following table shows loans outstanding by loan type.

                                                                                               INCREASE (DECREASE)
                                                                                             SEPTEMBER 30, 2005 FROM:
                                                                                             ------------------------
                                            SEPTEMBER 30, DECEMBER 31,  SEPTEMBER 30,     SEPTEMBER 30,       DECEMBER 31,
                                                2004          2004          2005             2004                2004
                                                ----          ----          ----             ----                ----
(DOLLARS IN THOUSANDS)                                                                  AMOUNT    PERCENT   AMOUNT    PERCENT
----------------------                                                                  ------    -------   ------    -------
Domestic:
  Commercial, financial and industrial...     $ 9,545,482   $ 9,760,756  $10,791,643   $1,246,161    13.1% $1,030,887    10.6%
  Construction...........................       1,103,970     1,130,070    1,366,413      262,443    23.8     236,343    20.9
  Mortgage:
    Residential..........................       8,821,566     9,538,150   10,976,681    2,155,115    24.4   1,438,531    15.1
    Commercial...........................       4,356,052     5,409,029    5,590,774    1,234,722    28.3     181,745     3.4
                                              -----------   -----------  -----------   ----------          ----------
      Total mortgage.....................      13,177,618    14,947,179   16,567,455    3,389,837    25.7   1,620,276    10.8
  Consumer:
    Installment..........................         779,857       767,767      834,653       54,796     7.0      66,886     8.7
    Revolving lines of credit............       1,496,581     1,581,863    1,653,275      156,694    10.5      71,412     4.5
                                              -----------   -----------  -----------   ----------          ----------
      Total consumer.....................       2,276,438     2,349,630    2,487,928      211,490     9.3     138,298     5.9
  Lease financing........................         612,054       609,090      574,798      (37,256)   (6.1)    (34,292)   (5.6)
                                              -----------   -----------  -----------   ----------          ----------
      Total loans in domestic offices....      26,715,562    28,796,725   31,788,237    5,072,675    19.0   2,991,512    10.4
Loans originated in foreign branches.....         184,335       194,790      205,375       21,040    11.4      10,585     5.4
                                              -----------   -----------  -----------   ----------          ----------
      Total loans held to maturity.......      26,899,897    28,991,515   31,993,612    5,093,715    18.9   3,002,097    10.4
      Total loans held for sale..........           2,294       117,900       11,135        8,841   385.4    (106,765)  (90.6)
                                              -----------   -----------  -----------   ----------          ----------
        Total loans......................     $26,902,191   $29,109,415  $32,004,747   $5,102,556    19.0% $2,895,332     9.9%
                                              ===========   ===========  ===========   ==========          ==========


         COMMERCIAL, FINANCIAL AND INDUSTRIAL LOANS

         Commercial, financial and industrial loans represent one of the largest categories in the loan portfolio. These loans are extended principally to corporations, middle-market businesses, and small businesses, with no industry concentration exceeding 10 percent of total loans. In addition, we believe our geographic diversification based upon our customers' revenue bases lowers our vulnerability to changes in the regional and national outlook for the U.S. economy.

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

         The commercial, financial and industrial loan portfolio increase in the third quarter of 2005 from the third quarter of 2004 was mainly due to increased loan demand in the California middle-market and specialty segments, which reflected the improving economy in those markets.

         CONSTRUCTION AND COMMERCIAL MORTGAGE LOANS

         We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

         The construction loan portfolio increase in the third quarter of 2005 from the third quarter of 2004 was due to increased demand for new single-family homes, as well as apartment, condominium, retail building and REIT financing. This growth occurred despite continued high office vacancy rates in our markets, which was a factor that impacted the level of development and construction projects we financed.

         The commercial mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. The increase in commercial mortgages in the third quarter of 2005 from the third quarter of 2004 was mainly due to our acquisition of Jackson Federal Bank in the fourth quarter of 2004, offset by substantial commercial mortgage refinancings with other lenders.

         RESIDENTIAL MORTGAGE LOANS

         We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area. At September 30, 2005, 55 percent of our residential mortgage loans were interest only, of which none are negative amortizing. At origination, these interest only loans had high credit scores with an average of 65 percent loan-to-value (LTV) ratio. The remainder of the portfolio consists of balloon or regular amortizing loans.

         The increase in residential mortgages in the third quarter of 2005 compared to third quarter of 2004 was primarily driven by adjustable rate mortgages (ARMs). Contributing to this increase were very attractive mortgage rates in the latter half of 2004 and higher home prices. We hold most of the loans we originate, selling only our 30-year, fixed rate loans, except for Community Reinvestment Act (CRA) loans.

         CONSUMER LOANS

         We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network. The primary driver of the increase in consumer loans was our "Flex Equity Line/Loan" product. The "Flex Equity Line/Loan" allows our customers the flexibility to manage a line of credit and as many as four fixed rate loans under a single product.

         LEASE FINANCING

         We primarily offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. The lease financing decrease from September 30, 2004 was attributable to the run-off of our discontinued auto leasing activity. At September 30, 2005, our auto lease portfolio had declined to $4.6 million and will fully mature by mid-year 2006. Included in our lease portfolio are leveraged leases of $561 million, which are net of non-recourse debt of approximately $1.2 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

CROSS-BORDER OUTSTANDINGS

         Our cross-border outstandings, including those that are part of our discontinued operations, reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of September 30, 2004, December 31, 2004 and September 30, 2005, for any country where such outstandings exceeded 1 percent of total assets. The cross- border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For any country shown in the table below, any significant local currency outstandings are either hedged or funded by local currency borrowings.


                                                                                              PUBLIC  CORPORATIONS
                                                                                 FINANCIAL    SECTOR   AND OTHER       TOTAL
(DOLLARS IN MILLIONS)                                                           INSTITUTIONS ENTITIES  BORROWERS   OUTSTANDINGS
---------------------                                                           ------------ --------  ---------   ------------
September 30, 2004
Korea......................................................................          $623       $--           $4          $627
December 31, 2004
Korea......................................................................          $615       $--           $3          $618
September 30, 2005
Korea......................................................................          $656       $--          $10          $666


REVERSAL OF ALLOWANCE FOR CREDIT LOSSES

         We recorded a reversal of the allowance for loan losses of $15 million in the third quarter of 2005, compared with a reversal of the allowance for credit losses of $11 million in the third quarter of 2004. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Credit Losses" below. Beginning with first quarter 2005, changes in the allowance for losses related to off-balance sheet commitments are recognized in noninterest expense. There was no provision or recovery for losses related to the change in the allowance for losses on off-balance sheet commitments in the third quarter 2005.

ALLOWANCE FOR CREDIT LOSSES

         ALLOWANCE POLICY AND METHODOLOGY

         We maintain an allowance for credit losses to absorb losses inherent in the loan portfolio as well as for leases and off-balance sheet commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations.

Accordingly, our significant policies and methodology on the allowance for credit losses are discussed in detail in Note 1 in the "Notes to Consolidated Financial Statements" and in the section "Allowance for Credit Losses" included in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2004 Annual Report on Form 10-K, which was filed with the SEC.

COMPARISON OF THE TOTAL ALLOWANCE AND RELATED PROVISION FOR CREDIT LOSSES FROM DECEMBER 31, 2004

         At September 30, 2005, our total allowance for credit losses was $445 million, which consisted of $363 million related to loans and $82 million related to off-balance sheet commitments. The allowance for credit losses consisted of $375 million and $70 million of allocated and unallocated allowance, respectively. At September 30, 2005, our allowance for credit loss coverage ratios were 1.39 percent of total loans and 1,272 percent of total nonaccrual loans. At December 31, 2004, our total allowance for credit losses was at $482 million, or 1.65 percent of the total loan portfolio and 338 percent of total nonaccrual loans.

         In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At September 30, 2005, total impaired loans were $35 million, and the associated impairment allowance was $8 million, compared with $88 million and $24 million, respectively, at December 31, 2004.

         At September 30, 2005 and December 31, 2004, the allowances for losses related to off-balance sheet commitments included within our total allowance for credit losses, were $82 million and $83 million, respectively. In determining the adequacy of our allowance for credit losses, we consider both the allowance for loan losses and for losses on off-balance sheet commitments.

         During the third quarter of 2005, there were no material changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses. We recorded a total reversal of our allowance for credit losses of $15 million in the third quarter 2005. Approximately $10 million of this reversal reflects the impact on the general allowance from the decision to exit the international correspondent banking business and approximately $5 million of this reversal was the result of management's assessment of factors, including improvements in the quality of our loan portfolio, the continued improvement in the U.S. economy and improving conditions in domestic markets in which we operate, offset by the growth in the loan portfolio and the adverse impact of increasing fuel costs across the whole economy.

         CHANGES IN THE ALLOCATED (FORMULA AND SPECIFIC) ALLOWANCE

         At September 30, 2005, the formula allowance increased to $365 million, compared to $361 million at December 31, 2004. The increase was due primarily to the impact of growth in our pass-graded and homogeneous pooled loans.

         At September 30, 2005, the specific allowance decreased to $10 million, compared to $38 million at December 31, 2004. This decrease is primarily reflective of lower nonaccrual loans and leases.

         CHANGES IN THE UNALLOCATED ALLOWANCE

         At September 30, 2005, the unallocated allowance decreased to $70 million from $83 million at December 31, 2004, reflecting the decline in exposures in our leasing portfolio as a result of the charge-off of certain aircraft leases, and improvements in both the commercial real estate and power company portfolios. Additionally, the reasons for which an unallocated allowance is warranted are detailed below.

         In our assessment as of September 30, 2005, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

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

         o With respect to commercial real estate, we considered slightly improved vacancy rates and rent growth being experienced nationally, which reduced our attribution to a range of $8 million to $18 million.

         o With respect to leasing, we considered an improvement for some electric service providers, the realization of losses in the aircraft lease portfolio and the remaining aircraft lease exposures, which reduced our attribution to a range of $3 million to $6 million.

         o With respect to concentrated sales, which include suppliers of "big box' stores like Costco, Wal-Mart, Home Depot, Lowe's and other companies that generate 15 percent or more of their revenues from one customer, we considered the potential negative impact competitive market pricing would have on their profit margins, which could be in the range of $3 million to $6 million.

         Accordingly, our evaluation of the probable losses related to the impact of these factors was reflected in the unallocated allowance.

         CHANGE IN THE TOTAL ALLOWANCE FOR CREDIT LOSSES

         The following table sets forth a reconciliation of changes in our allowance for credit losses:


                                   FOR THE THREE MONTHS                          FOR THE NINE MONTHS
                                   --------------------                          -------------------
                                    ENDED SEPTEMBER 30,    INCREASE (DECREASE)    ENDED SEPTEMBER 30,    INCREASE (DECREASE)
                                    -------------------    -------------------    -------------------    -------------------
(DOLLARS IN THOUSANDS)               2004        2005        AMOUNT    PERCENT     2004        2005        AMOUNT    PERCENT
----------------------               ----        ----        ------    -------     ----        ----        ------    -------

Balance, beginning of period...      $499,580    $394,972   $(104,608)   (20.9)%  $532,910    $399,156   $(133,754)   (25.1)%
Loans charged off:
  Commercial, financial and
    industrial.................        13,700       8,629      (5,071)   (37.0)     52,888      15,992     (36,896)   (69.8)
  Construction.................           200          --        (200)  (100.0)        200         118         (82)   (41.0)
  Commercial mortgage..........            --           8           8       nm          43       1,315       1,272       nm
  Consumer.....................         1,520       1,136        (384)   (25.3)      4,795       3,238      (1,557)   (32.5)
  Lease financing..............           183      19,656      19,473       nm       2,207      19,857      17,650    799.7
                                     --------    --------   ---------             --------    --------   ---------
    Total loans charged off....        15,603      29,429      13,826     88.6      60,133      40,520     (19,613)   (32.6)
Recoveries of loans previously
  charged off:
  Commercial, financial and
    industrial.................         8,216      12,632       4,416     53.7      29,127      44,073      14,946     51.3
  Construction.................            --          --          --       --          --          34          34       nm
  Commercial mortgage..........            --          --          --       --       1,571          48      (1,523)   (96.9)
  Consumer.....................           350         361          11      3.1       1,241       1,362         121      9.8
  Lease financing..............            40          12         (28)   (70.0)        191         149         (42)   (22.0)
                                     --------    --------   ---------             --------    --------   ---------
    Total recoveries of loans
      previously charged off...         8,606      13,005       4,399     51.1      32,130      45,666      13,536     42.1
                                     --------    --------   ---------             --------    --------   ---------
      Net loans charged off
        (recovered)............         6,997      16,424       9,427    134.7      28,003      (5,146)    (33,149)  (118.4)
Reversal of allowance for loan
  losses.......................       (10,939)    (15,000)     (4,061)    37.1     (29,038)    (40,683)    (11,645)     40.1
Foreign translation adjustment
  and other net additions
  (deductions)(1)..............            (2)        123         125       nm       5,773          52      (5,721)   (99.1)
                                     --------    --------   ---------             --------    --------   ---------
Ending balance of allowance for
  loan losses(2)...............      $481,642    $363,671   $(117,971)   (24.5)%  $481,642    $363,671   $(117,971)   (24.5)%
Allowance for losses on
  off-balance sheet
  commitments(2)...............            --      81,375      81,375       nm          --      81,375      81,375       nm
                                     --------    --------   ---------             --------    --------   ---------
Allowance for credit losses....      $481,642    $445,046   $ (36,596)    (7.6)%  $481,642    $445,046   $ (36,596)    (7.6)%
                                     ========    ========   =========             ========    ========   =========
Allowance for credit losses to
  total loans..................          1.79%       1.39%                            1.79%       1.39%
Reversal of allowance for loan
  losses to net loans charged
  off (recovered)..............            nm          nm                                nm      790.58
Net loans charged off
  (recovered) to average loans
  outstanding for the period(3)          0.11        0.20                              0.15       (0.02)
---------------

(1) Includes $5.7 million related to the Business Bank of California acquisition in the first quarter of 2004.

(2) On December 31, 2004, UnionBanCal Corporation transferred the allowance for losses on off-balance sheet commitments of $83 million from allowance for loan losses to other liabilities. At September 30, 2005, the allowance for losses on off-balance commitments was $82 million. Periods prior to December 31, 2004 have not been restated.

(3)  Annualized.

nm--not meaningful

         Total loans charged off in the third quarter 2005 increased from the third quarter 2004, primarily attributable to the charge-off of certain aircraft leases. Total loans charged off in the nine months ended September 2005 decreased from the nine months ended September 30, 2004, primarily attributable to the improvements in the credit quality of our portfolio, partly offset by the charge-off of certain aircraft leases. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provision for credit losses. In both the three and nine months ended September 30, 2005, recoveries of loans previously charged off increased from the same periods in 2004, primarily attributable to higher recoveries of commercial loans. Fluctuations in loan recoveries from year-to-year are due to variability in timing of recoveries and tend to trail the periods in which charge-offs are recorded.

NONPERFORMING ASSETS

         Nonperforming assets consist of nonaccrual loans and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.

         Foreclosed assets include property where we acquired title through foreclosure or "deed in lieu" of foreclosure.

         The following table sets forth an analysis of nonperforming assets.


                                                                                            INCREASE (DECREASE)
                                                                                          SEPTEMBER 30, 2005 FROM:
                                                                                          ------------------------
                                                                                   SEPTEMBER 30,           DECEMBER 31,
                                                                                        2004                   2004
                                                                                        ----                   ----
                                         SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                        2004          2004         2005       AMOUNT     PERCENT     AMOUNT      PERCENT
----------------------                        ----          ----         ----       ------     -------     ------      -------
Commercial, financial and industrial       $ 90,506     $ 58,538      $ 24,654   $ (65,852)    (72.8)%   $ (33,884)    (57.9)%
Construction.......................           6,180        2,622            --      (6,180)   (100.0)       (2,622)   (100.0)
Commercial mortgage................          28,396       26,519        10,326     (18,070)    (63.6)      (16,193)    (61.1)
Lease financing....................          53,758       54,894            --     (53,758)   (100.0)      (54,894)   (100.0)
                                           --------     --------      --------   ---------               ---------
    Total nonaccrual loans.........         178,840      142,573        34,980    (143,860)    (80.4)     (107,593)    (75.5)
Foreclosed assets..................          10,607        7,282         2,527      (8,080)    (76.2)       (4,755)    (65.3)
                                           --------     --------      --------   ---------               ---------
    Total nonperforming assets.....        $189,447     $149,855      $ 37,507   $(151,940)    (80.2)    $(112,348)    (75.0)
                                           ========     ========      ========   =========               =========
Allowances for credit losses(1)....        $481,642     $481,531      $445,046   $ (36,596)     (7.6)%   $ (36,485)     (7.6)%
                                           ========     ========      ========   =========               =========
Nonaccrual loans to total loans....            0.66%        0.49%         0.11%
Allowances for credit losses to
  nonaccrual loans.................          269.31       337.74      1,272.29
Nonperforming assets to total loans
  and foreclosed assets............            0.70         0.51          0.12
Nonperforming assets to total
  assets...........................            0.40         0.31          0.07
---------------

(1)  Includes allowance for losses on off-balance sheet commitments.

         At September 30, 2005, our nonperforming assets included approximately $9.5 million in acquired syndicated loans. The decreases in nonaccrual lease financings was primarily due to the charge-off of certain aircraft leases. During the third quarter 2005, we sold $4.0 million of nonperforming loans compared to none in the third quarter 2004. Losses and gains, to the extent previously charged-off, from these sales are reflected in our net charge-offs.



LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

                                                                                                INCREASE (DECREASE)
                                                                                              SEPTEMBER 30, 2005 FROM:
                                                                                              ------------------------
                                              SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,    SEPTEMBER 30,       DECEMBER 31,
                                                  2004          2004         2005             2004                2004
                                                  ----          ----         ----             ----                ----
(DOLLARS IN THOUSANDS)                                                                   AMOUNT    PERCENT   AMOUNT   PERCENT
----------------------                                                                   ------    -------   ------   -------
Commercial, financial and industrial.......          $1,892       $1,315        $  778  $(1,114)    (58.9)%   $(537)    (40.8)%
Construction...............................           2,137           --            --   (2,137)   (100.0)       --        nm
Residential mortgage.......................           3,353        1,385         3,042     (311)     (9.3)    1,657     119.6
Consumer and other.........................           1,249        1,157           883     (366)    (29.3)     (274)    (23.7)
                                                     ------       ------        ------  -------               -----
Total loans 90 days or more past due and
  still accruing...........................          $8,631       $3,857        $4,703  $(3,928)    (45.5)%   $ 846      21.9%
                                                     ======       ======        ======  =======               =====
---------------

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

         INTEREST RATE RISK MANAGEMENT (OTHER THAN TRADING)

         During the third quarter 2005, our asset-sensitivity was reduced, reversing the upward trend of the first six months of 2005. The reduction in asset-sensitivity during the third quarter 2005 reflected the combination of a shift in ALM strategy that took place in the third quarter 2005 and changes underway in the core balance sheet (for additional information see "ALM Activities" section below). In particular was the interest rate risk impact of changes in deposit market pricing conditions. We observed an increasing responsiveness of non-maturity deposit rates to changes in short-term market rates in recent months, especially during the current quarter. This has occurred as a result of the delayed response of deposit rates to the increases in market rates since 2004. Our modeling of this change in the deposit-pricing environment resulted in a reduction in the reported asset-sensitivity of our earnings during the third quarter 2005.

         In the table below, a +200 basis points parallel rate shift at September 30, 2005 would have produced an estimated 1.04 percent increase in Economic NII (net interest income), while a -200 basis points shift would have lowered Economic NII by an estimated 2.22 percent. This compares with an estimated 0.81 percent and negative 1.70 percent, respectively, at September 30, 2004. We caution, however, that modeling changes implemented over this period may make year-over-year comparisons no longer meaningful. Economic NII adjusts our reported NII for the effect of certain non-interest, DDA-related, fee and expense items. Those adjustment items are innately liability-sensitive, meaning that reported NII is more asset-sensitive than is Economic NII.

ECONOMIC NII

                                                                                            SEPTEMBER 30,  JUNE 30,  SEPTEMBER 30,
(DOLLARS IN MILLIONS)                                                                            2004       2005        2005
---------------------                                                                            ----       ----        ----
+200 basis points.....................................................................           $13.1     $51.3         $20.4
as a percentage of base case NII......................................................            0.81%     2.68%         1.04%
-200 basis points.....................................................................          $(27.6)   $(66.5)       $(43.3)
as a percentage of base case NII......................................................            1.70%     3.48%         2.22%


         In the case of non-parallel yield curve changes, we remain asset-sensitive both to changes in long-term rates (with short-term rates held constant) and to the converse.

         The table above presents the impact on economic NII on a consolidated basis, which represents the true economic interest rate risk, reflecting the assets and liabilities of the international correspondent banking business as they are expected to run off in coming months under the terms of the recently announced sale of that unit (see discussion under "Discontinued Operations"). On a continuing operations basis, our asset-sensitivity at September 30, 2005, was affected only marginally. Economic NII would have risen by 1.09 percent under a +200 basis points parallel shift and would have fallen by 2.27 percent had rates moved down by 200 basis points.

         ALM ACTIVITIES

         In general, our unhedged, core balance sheet is asset-sensitive, meaning that our loans generally re-price more quickly than our core deposits. In managing the interest sensitivity of our balance sheet, we use the ALM securities portfolio and derivatives positions as our primary tools. During the third quarter 2005, we continued to allow runoff in our relatively short duration ALM securities to help support loan growth. However, new derivative hedges were added during the third quarter 2005 as described below, to help reduce our overall asset-sensitivity.

         ALM INVESTMENTS

         At September 30, 2005, our securities available for sale portfolio included $8.3 billion of securities for ALM purposes, compared with $11.2 billion at September 30, 2004. During the third quarter 2005, approximately $700 million of ALM securities matured or were called, divided evenly between direct Agency obligations and mortgage-backed securities. The estimated ALM portfolio effective duration was 2.0 at September 30, 2005, compared to 2.4 at September 30, 2004.

         Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.0 suggests an expected price change of approximately minus 2.0 percent for an immediate one percent rise in interest rates.

         ALM DERIVATIVES

         During the third quarter 2005, we purchased $1 billion notional amount in new derivative hedges in order to reduce the asset-sensitivity of our overall balance sheet. Together with the $300 million in maturing positions, our ALM derivatives portfolio increased by $700 million between June 30 and September 30, 2005. During the nine months ended September 30, 2005, the ALM derivatives portfolio has declined by a net $1.73 billion notional, as $2.73 billion notional of contracts have matured, offset by the $1 billion notional of interest rate swaps added in the most recent quarter. The fair value of the ALM derivative contracts have declined throughout the year as several "in-the-money" contracts have matured and as the value of our remaining receive fixed and floor positions have declined with rising interest rates. For additional discussion of derivative instruments and our hedging strategies, see Note 8 to our Condensed Consolidated Financial Statements included in this report and Note 18 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

         The following table provides the notional value and the fair value of our ALM derivatives portfolio as of December 31, 2004, June 30 and September 30, 2005 and the change in fair value between June 30 and September 30, 2005.

                                                                                                              INCREASE /
                                                                                                              (DECREASE)
                                                                                                          FROM JUNE 30, 2005
                                                                 DECEMBER 31,   JUNE 30,   SEPTEMBER 30,   TO SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                               2004         2005          2005             2005
----------------------                                               ----         ----          ----             ----
Total gross notional amount of positions held for purposes
  other than trading:.........................................     $9,880,000   $7,450,000     $8,150,000     $700,000
  Of which, interest rate swaps pay fixed rates of interest:..     $       --   $       --     $       --          $--
                                                                   ----------   ----------     ----------     --------
Fair value of positions held for purposes other than trading:
  Gross positive fair value...................................        $45,434   $   36,596     $   15,690     $(20,906)
  Gross negative fair value...................................     $  (15,461)  $  (23,259)    $  (48,118)    $(24,859)
                                                                   ----------   ----------     ----------     --------
    Fair value of position....................................     $   29,973   $   13,337     $  (32,428)    $(45,765)
                                                                   ==========   ==========     ==========     ========


         TRADING ACTIVITIES

         Effective January 1, 2005, the Securities Trading and Institutional Sales department, which serves the fixed-income needs of our institutional clients, was combined with the retail brokerage operations of our broker/dealer subsidiary, UnionBanc Investment Services LLC. The great majority of our securities trading income comes from customer-related transactions. UnionBanc Investment Services LLC's trading risk is monitored and controlled using the existing Value-at-Risk methodology.

         We began marketing energy derivatives contracts to existing energy industry customers, primarily oil and gas producers, in late 2004, in order to meet their hedging needs. Volume increased from $42 million in notional amount of contracts outstanding as of December 31, 2004 to $832 million as of September 30, 2005. Consistent with our customer interest rate derivatives business, all transactions are fully matched to remove our exposure to market risk, with income produced from the credit spread earned.

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

         Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and time deposits (of $100 thousand or less), combined with average common stockholders' equity, funded over 76 percent of average total assets of $48 billion in the third quarter of 2005. Most of the remaining funding was provided by short-term borrowings in the form of negotiable certificates of deposit, large time deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper, and other borrowings.

         The securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales or repurchase agreements. At September 30, 2005, we could have sold or transferred under repurchase agreements almost $6 billion of our available for sale securities. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold and trading account securities. For the quarter ended September 30, 2005, the aggregate balance of these assets averaged $1 billion. Additional liquidity may be provided through loan maturities and sales.

REGULATORY CAPITAL

         The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios. The tables include assets of discontinued operations.


UNIONBANCAL CORPORATION

                                                                                             MINIMUM
                          SEPTEMBER 30,        DECEMBER 31,         SEPTEMBER 30,          REGULATORY
(DOLLARS IN THOUSANDS)        2004                2004                  2005               REQUIREMENT
----------------------     -----------         -----------           -----------           -----------
CAPITAL COMPONENTS
Tier 1 capital.............$ 3,760,291         $ 3,817,698           $ 3,963,712
Tier 2 capital.............    949,091             968,294               883,832
                           -----------         -----------           -----------
Total risk-based capital...$ 4,709,382         $ 4,785,992           $ 4,847,544
                           ===========         ===========           ===========
Risk-weighted assets.......$37,622,266         $39,324,859           $44,630,199
                           ===========         ===========           ===========
Quarterly average assets   $45,444,623         $47,168,683           $49,819,315
                           ===========         ===========           ===========


CAPITAL RATIOS           AMOUNT     RATIO     AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
--------------           ------     -----     ------     -----      ------     -----      ------     -----
Total capital (to
  risk-weighted
  assets)..........     $4,709,382  12.52% $4,785,992    12.17%  $4,847,544    10.86% > $3,570,416    8.0%
                                                                                      -
Tier 1 capital (to
  risk-weighted
  assets)..........      3,760,291   9.99   3,817,698     9.71    3,963,712     8.88  > 1,785,208      4.0
                                                                                      -

Leverage(1)........      3,760,291   8.27   3,817,698     8.09    3,963,712     7.96  > 1,992,773      4.0
---------------                                                                       -

(1) Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).


UNION BANK OF CALIFORNIA, N.A.

                                                                                            MINIMUM         "WELL-CAPITALIZED"
                        SEPTEMBER 30,         DECEMBER 31,         SEPTEMBER 30,          REGULATORY           REGULATORY
(DOLLARS IN THOUSANDS)      2004                  2004                 2005               REQUIREMENT          REQUIREMENT
----------------------  -------------         ------------         -------------          -----------       ------------------
CAPITAL COMPONENTS
Tier 1 capital.......... $ 3,791,489          $ 3,597,738           $ 4,068,332
Tier 2 capital..........     487,480              493,756               441,350
                         -----------          -----------           -----------
Total risk-based
   capital.............. $ 4,278,969          $ 4,091,494           $ 4,509,682
                         ===========          ===========           ===========
Risk-weighted assets.... $36,919,037          $38,711,682           $43,966,515
                                              ===========           ===========
Quarterly average assets $44,943,543          $46,588,762           $49,138,592
                         ===========          ===========           ===========


CAPITAL RATIOS        AMOUNT      RATIO      AMOUNT     RATIO     AMOUNT     RATIO      AMOUNT     RATIO     AMOUNT     RATIO
--------------        ------      -----      ------     -----     ------     -----      ------     -----     ------     -----
Total capital (to
  risk-weighted
  assets)........    $4,278,969    11.59%  $4,091,494    10.57% $4,509,682    10.26% > $3,517,321    8.0% > $4,396,652    10.0%
                                                                                     -                    -
Tier 1 capital (to
  risk-weighted
  assets)........     3,791,489    10.27    3,597,738     9.29   4,068,332     9.25  >  1,758,661    4.0  > 2,637,991     6.0
                                                                                     -                    -

Leverage(1)......     3,791,489     8.44    3,597,738     7.72   4,068,332     8.28  >  1,965,544    4.0  > 2,456,930     5.0
---------------                                                                      -                    -

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

         The decrease in our capital ratios from September 30, 2004, was attributable to higher risk-weighted assets and also stock repurchase. Our Leverage ratio decrease was primarily due to a $4 billion, or 10 percent, increase in quarterly average assets, which was substantially the result of increases in both our residential mortgage and commercial loan portfolios.

         As of September 30, 2005, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

BUSINESS SEGMENTS

         In April 2005, we announced several organizational changes that affected our business segments. The Global Markets Group has been eliminated and the activities of this group have been transferred. Corporate Treasury, which is responsible for ALM and the investment portfolio, is now included in "Other." The trading of securities and foreign exchange contracts, as well as the responsibilities for customer accommodated derivative contracts are now included in the "Global Markets Division" of the Community Banking and Investment Services Group. In addition, the discontinued operations resulting from the sale of most of our International Banking Group is also reflected in "Other." We are now organized around the target markets we serve and operate in two principal areas, as shown in the table that follows. The results show the financial performance of our major business units.

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

         The business units' results for the prior periods have been restated to reflect changes in the transfer pricing methodology, the organizational changes that have occurred and our discontinued operations.


                                                 COMMUNITY BANKING                           COMMERCIAL
                                                   AND INVESTMENT                            FINANCIAL
                                                   SERVICES GROUP                          SERVICES GROUP
                                                   --------------                          --------------
                                                   AS OF THE THREE                        AS OF THE THREE
                                                       MONTHS          2005 VS. 2004          MONTHS             2005 VS. 2004
                                                 ENDED SEPTEMBER 30,  INCREASE/(DECREASE) ENDED SEPTEMBER 30, INCREASE/(DECREASE)
                                                 -------------------  ------------------- ------------------- -------------------
                                                  2004       2005      AMOUNT   PERCENT     2004      2005     AMOUNT   PERCENT
                                                  ----       ----      ------   -------     ----      ----     ------   -------
RESULTS OF OPERATIONS AFTER PERFORMANCE
  CENTER EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income.........................   $197,024   $235,907   $38,883       20% $176,381  $227,476   $51,095       29%
  Noninterest income (expense)................    127,907    138,885    10,978        9    63,020    67,994     4,974        8
                                                 --------   --------   -------           --------  --------   -------
  Total revenue...............................    324,931    374,792    49,861       15   239,401   295,470    56,069       23
  Noninterest expense.........................    242,406    246,936     4,530        2   104,361   122,404    18,043       17
  Credit expense..............................      8,450      8,783       333        4    24,738    20,458   (4,280)      (17)
                                                 --------   --------   -------           --------  --------   -------
  Income from continuing operations before
    income taxes..............................     74,075    119,073    44,998       61   110,302   152,608    42,306       38
  Income tax expense..........................     28,334     45,545    17,211       61    35,233    51,493    16,260       46
                                                 --------   --------   -------           --------  --------   -------
  Income from continuing operations...........   $ 45,741   $ 73,528   $27,787       61  $ 75,069  $101,115   $26,046       35
  Income (loss) from discontinued operations,
    net of income taxes.......................         --         --        --       na        --        --        --       na
                                                 --------   --------   -------           --------  --------   -------
  Net income..................................   $ 45,741   $ 73,528   $27,787       61  $ 75,069  $101,115   $26,046       35
                                                 ========   ========   =======           ========  ========   =======
PERFORMANCE CENTER EARNINGS (DOLLARS IN
  THOUSANDS):
  Net interest income.........................   $     73   $    (50)  $  (123)    (168)%$    (47) $    (20)  $    27       57%
  Noninterest income..........................    (13,762)   (15,323)   (1,561)     (11)   10,447    11,858     1,411       14
  Noninterest expense.........................     (4,669)    (5,722)   (1,053)     (23)    4,063     4,919       856       21
  Income (loss) from continuing operations....     (9,110)    (9,811)     (701)      (8)    6,433     6,994       561        9
  Total loans (dollars in millions)...........         21         17        (4)     (19)     (42)       (42)       --       nm
AVERAGE BALANCES OF CONTINUING OPERATIONS
  (DOLLARS IN MILLIONS):
  Total loans(1)..............................   $ 13,105   $ 15,539   $ 2,434       19% $ 12,712  $ 16,391   $ 3,679       29%
  Total assets................................     14,508     17,062     2,554       18    15,383    19,995     4,612       30
  Total deposits(1)...........................     19,406     20,319       913        5    14,345    16,861     2,516       18
FINANCIAL RATIOS (ON A CONTINUING OPERATIONS):
Risk adjusted return on capital(2)............         25%        28%                          20%       23%
Return on average assets(2)...................       1.25       1.71                         1.94      2.01
Efficiency ratio(3)...........................      74.60      65.89                        43.59     41.43


                                                                                            UNIONBANCAL
                                                       OTHER                                CORPORATION
                                                       -----                                -----------
                                                   AS OF THE THREE                        AS OF THE THREE
                                                       MONTHS          2005 VS. 2004          MONTHS             2005 VS. 2004
                                                 ENDED SEPTEMBER 30,  INCREASE/(DECREASE) ENDED SEPTEMBER 30, INCREASE/(DECREASE)
                                                 -------------------  ------------------- ------------------- -------------------
                                                  2004       2005      AMOUNT   PERCENT     2004      2005     AMOUNT   PERCENT
                                                  ----       ----      ------   -------     ----      ----     ------   -------
RESULTS OF OPERATIONS AFTER PERFORMANCE
  CENTER EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income.......................       $33,173  $   759  $(32,414)     (98)% $406,578  $464,142   $57,564       14%
  Noninterest income (expense)..............         6,193    5,309      (884)     (14)   197,120   212,188    15,068        8
                                                   -------  -------  --------            --------  --------   -------
  Total revenue.............................        39,366    6,068   (33,298)     (85)   603,698   676,330    72,632       12
  Noninterest expense.......................        12,809   27,356    14,547      114    359,576   396,696    37,120       10
  Credit expense............................       (44,127) (44,241)     (114)      nm    (10,939)  (15,000)   (4,061)     (37)
                                                   -------  -------  --------            --------  --------   -------
  Income from continuing operations before
    income taxes............................        70,684   22,953   (47,731)     (68)   255,061   294,634    39,573       16
  Income tax expense........................        34,554   (3,650)  (38,204)    (111)    98,121    93,388    (4,733)      (5)
                                                   -------  -------  --------            --------  --------   -------
  Income from continuing operations.........       $36,130  $26,603  $ (9,527)     (26)  $156,940  $201,246   $44,306       28
  Income (loss) from discontinued operations,
    net of income taxes.....................         6,498  (15,961)  (22,459)    (346)     6,498  (15,961)   (22,459)    (346)
                                                   -------  -------  --------            --------  --------   -------
  Net income................................       $42,628  $10,642  $(31,986)     (75)  $163,438  $185,285   $21,847       13
                                                   =======  =======  ========            ========  ========   =======
PERFORMANCE CENTER EARNINGS (DOLLARS IN
  THOUSANDS):
  Net interest income.......................       $   (26) $    70  $     96      369%  $     --  $     --   $    --       na
  Noninterest income........................         3,315    3,465       150        5         --        --        --       na
  Noninterest expense.......................           606      803       197       33         --        --        --       na
  Income (loss) from continuing operations..         2,677    2,817       140        5         --        --        --       na
  Total loans (dollars in millions).........            21       25         4       19         --        --        --       na
AVERAGE BALANCES OF CONTINUING OPERATIONS
  (DOLLARS IN MILLIONS):
  Total loans(1)............................       $   485  $   248  $   (237)     (49)% $ 26,302  $ 32,178   $ 5,876       22%
  Total assets..............................        13,582   11,155    (2,427)     (18)    43,473    48,212     4,739       11
  Total deposits(1).........................         2,187    3,114       927       42     35,938    40,294     4,356       12
FINANCIAL RATIOS (ON A CONTINUING OPERATIONS):
Risk adjusted return on capital(2)..........            na       na                            na        na
  Return on average assets(2)...............            na       na                          1.44%     1.66%
  Efficiency ratio(3).......................            na       na                         59.46     59.07
---------------

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

nm   = not meaningful

na   = not applicable

                                                 COMMUNITY BANKING                           COMMERCIAL
                                                   AND INVESTMENT                            FINANCIAL
                                                   SERVICES GROUP                          SERVICES GROUP
                                                   --------------                          --------------
                                                    AS OF THE NINE                        AS OF THE NINE
                                                       MONTHS            2005 VS. 2004        MONTHS             2005 VS. 2004
                                                 ENDED SEPTEMBER 30,  INCREASE/(DECREASE) ENDED SEPTEMBER 30, INCREASE/(DECREASE)
                                                 -------------------  ------------------- ------------------- -------------------
                                                2004       2005       AMOUNT   PERCENT     2004      2005     AMOUNT   PERCENT
                                                ----       ----       ------   -------     ----      ----     ------   -------
RESULTS OF OPERATIONS AFTER PERFORMANCE
  CENTER EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income......................   $553,095  $ 692,546    $139,451    25%    $495,870  $646,283  $150,413       30%
  Noninterest income (expense).............    379,818    410,391      30,573     8      202,629   206,445     3,816        2
                                              --------  ---------    --------            --------  --------  --------
  Total revenue............................    932,913  1,102,937     170,024    18      698,499   852,728   154,229       22
  Noninterest expense......................    695,739    763,189      67,450    10      311,470   346,525    35,055       11
  Credit expense...........................     24,134     25,423       1,289     5       82,443    65,500   (16,943)     (21)
                                              --------  ---------    --------            --------  --------  --------
  Income from continuing operations before
    income taxes...........................    213,040    314,325     101,285    48      304,586   440,703   136,117       45
  Income tax expense.......................     81,488    120,229      38,741    48       97,187   147,343    50,156       52
                                              --------  ---------    --------           --------  --------  --------
  Income from continuing operations........   $131,552  $ 194,096    $ 62,544    48     $207,399  $293,360  $ 85,961       41
  Income (loss) from discontinued
    operations, net of income taxes........         --         --          --    na           --        --        --       na
                                              --------  ---------    --------           --------  --------  --------
  Net income...............................   $131,552  $ 194,096    $ 62,544    48     $207,399  $293,360  $ 85,961       41
                                              ========  =========    ========           ========  ========  ========
PERFORMANCE CENTER EARNINGS (DOLLARS IN
  THOUSANDS):
  Net interest income......................   $    399  $     102    $   (297)  (74)    $   (286) $   (266) $     20        7
  Noninterest income.......................    (53,242)   (44,157)      9,085    17       42,337    34,095    (8,242)     (19)
  Noninterest expense......................    (24,764)   (16,413)      8,351    34       21,654    13,893    (7,761)     (36)
  Income (loss) from continuing operations.    (28,384)   (28,207)        177     1       20,611    20,303      (308)      (1)
  Total loans (dollars in millions)........         25         22          (3)  (12)         (44)      (49)       (5)     (11)
AVERAGE BALANCES OF CONTINUING OPERATIONS
  (DOLLARS IN MILLIONS):
  Total loans(1)...........................   $ 12,486  $  15,037    $  2,551    20     $ 12,314  $ 15,530  $  3,216       26
  Total assets.............................     13,846     16,499       2,653    19       14,685    18,928     4,243       29
  Total deposits(1)........................     19,150     20,342       1,192     6       14,022    15,761     1,739       12
FINANCIAL RATIOS (ON A CONTINUING
  OPERATIONS):
  Risk adjusted return on capital(2).......         24%        30%                            19%       24%
  Return on average assets(2)..............       1.27       1.57                           1.89      2.07
  Efficiency ratio(3)......................      74.58      69.20                          44.59     40.64


                                                                                            UNIONBANCAL
                                                       OTHER                                CORPORATION
                                                       -----                                -----------
                                                   AS OF THE NINE                        AS OF THE NINE
                                                       MONTHS            2005 VS. 2004        MONTHS             2005 VS. 2004
                                                 ENDED SEPTEMBER 30,  INCREASE/(DECREASE) ENDED SEPTEMBER 30, INCREASE/(DECREASE)
                                                 -------------------  ------------------- ------------------- -------------------
                                                 2004       2005      AMOUNT   PERCENT     2004       2005     AMOUNT   PERCENT
                                                 ----       ----      ------   -------     ----       ----     ------   -------
RESULTS OF OPERATIONS AFTER PERFORMANCE
  CENTER EARNINGS (DOLLARS IN THOUSANDS):
  Net interest income.....................    $147,280   $ 19,685   $(127,595)  (87)%  $1,196,245  $1,358,514 $162,269       14%
  Noninterest income (expense)............     117,987      4,531    (113,456)  (96)      700,434     621,367  (79,067)     (11)
                                              --------   --------   ---------          ----------  ---------- --------
  Total revenue...........................     265,267     24,216    (241,051)  (91)    1,896,679   1,979,881   83,202        4
  Noninterest expense.....................      77,542     68,334      (9,208)  (12)    1,084,751   1,178,048   93,297        9
  Credit expense..........................    (135,615)  (131,606)      4,009     3      (29,038)    (40,683) (11,645)     (40)
                                              --------   --------   ---------          ----------  ---------- --------
  Income from continuing operations before
    income taxes..........................     323,340     87,488    (235,852)  (73)      840,966     842,516    1,550       nm
  Income tax expense......................     130,314      6,469    (123,845)  (95)      308,989     274,041  (34,948)     (11)
                                              --------   --------   ---------          ----------  ---------- --------
  Income from continuing operations.......    $193,026   $ 81,019   $(112,007)  (58)   $  531,977  $  568,475 $ 36,498        7
  Income (loss) from discontinued
    operations, net of income taxes.......      20,045    (14,031)    (34,076) (170)       20,045    (14,031)  (34,076)    (170)
                                              --------   --------   ---------          ----------  ---------- --------
    Net income............................    $213,071   $ 66,988   $(146,083)  (69)   $  552,022  $  554,444 $  2,422       nm
                                              ========   ========   =========          ==========  ========== ========
PERFORMANCE CENTER EARNINGS (DOLLARS IN
  THOUSANDS):
  Net interest income.....................    $   (113)  $    164   $     277   245    $       --  $       -- $     --       na
  Noninterest income......................      10,905     10,062        (843)   (8)           --          --       --       na
  Noninterest expense.....................       3,110      2,520        (590)  (19)           --          --       --       na
  Income (loss) from continuing operations       7,773      7,904         131     2            --          --       --       na
  Total loans (dollars in millions).......          19         27           8    42            --          --       --       na
AVERAGE BALANCES OF CONTINUING OPERATIONS
  (DOLLARS IN MILLIONS):
  Total loans(1)..........................    $    528   $    276   $    (252)  (48)   $   25,328  $   30,843 $  5,515       22
  Total assets............................      13,794     11,916      (1,878)  (14)       42,325      47,343    5,018       12
  Total deposits(1).......................       2,223      3,202         979    44        35,395      39,305    3,910       11
FINANCIAL RATIOS (ON A CONTINUING
  OPERATIONS):
  Risk adjusted return on capital(2)......          na         na                              na          na
  Return on average assets(2).............          na         na                            1.68%       1.61%
  Efficiency ratio(3).....................          na         na                           57.09       59.74
---------------

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

nm   = not meaningful

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

         During the third quarter 2005, net income increased by 61 percent over the same period in 2004, reflecting the group's continued focus on growing the consumer asset portfolio and attracting retail and small business deposits.

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

         Total core deposit growth demonstrates the group's continued success in attracting mass retail, affluent consumers and small business deposits through marketing activities, relationship management, increased and improved sales resources, new locations, and new products. These activities, in the aggregate, have resulted in a year-over-year increase of approximately 5 percent in core deposits. Among the more successful marketing activities has been the "Power Bank" network, in Fresno, California and in the Central Coast region of California. These branches offer an expanded set of service options, extended hours and have been remodeled to improve the customer experience with facility enhancements. We do not, however, intend to expand the "Power Bank" to additional markets in 2005 until we better understand the return on our investment in facilities and improved service. The focus on enterprise-wide cross-sell has been particularly effective in our affluent market where a key strategy of The Private Bank is to expand its business by leveraging existing Bank client relationships.

         The largest portion of the 9 percent increase in noninterest income was due to an increase in deposit fees and trust fees from the recently acquired portfolios from CNA Trust (renamed TruSource) and the BTM Trust Company, New York. Overall, total revenues for the third quarter 2005 increased by over 15 percent compared to the third quarter 2004.

         The Community Banking and Investment Services Group is comprised of five major divisions: Community Banking, Wealth Management, Institutional Services and Asset Management, Consumer Asset Management, and Global Markets.

         COMMUNITY BANKING serves its customers through 315 full-service branches in California, 4 full-service branches in Oregon and Washington, and a network of 596 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our WEBSITE at WWW.UBOC.COM. In addition, the division offers automated teller and point-of-sale merchant services.

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

         o HighMark Capital Management, Inc., a registered investment advisor, provides investment advisory services to institutional clients as well as investment advisory, administration and support services to our proprietary mutual funds, the affiliated HighMark Funds. It also provides advisory services to most Union Bank of California, N.A. trust and agency clients, including corporations, pension funds and individuals. HighMark Capital Management, Inc.'s strategy is to increase assets under management by broadening its client base and helping to expand the distribution of shares of its mutual fund clients.

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

         GLOBAL MARKETS serves our customers with their insurance, foreign exchange and interest rate risk management and investment needs. Since the fourth quarter 2004, Global Markets Division has been offering energy derivative contracts, on a limited basis, to serve our energy sector client base. The division takes market risk when buying and selling securities and foreign exchange contracts for its own account, but takes no market risk when providing insurance or derivative contracts, since the market risk for these products is offset with third parties. Insurance products are sold through UBOC Insurance, Inc. (through its insurance agency subsidiaries) and securities are sold through UnionBanc Investment Services LLC, both of which are subsidiaries of Union Bank of California, N.A.

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

         In the third quarter 2005, the increase in net income was due to significant growth in both loans and deposits. Net interest income increased by 29 percent due to higher demand deposits and a higher margin on deposits, resulting in a $51 million improvement over the prior year. Deposit growth came primarily from sales successes in middle market, corporate and real estate industries. In addition to new sales, pricing strategies to retain volume helped to offset the disintermediation associated with a rising interest rate environment.

         Third quarter 2005 average loans increased by 29 percent over the same period last year. This was primarily due to the acquisition of Jackson Federal and continued improvement in our approach to the commercial real estate market.

         The increase in noninterest income was mainly due to gains on our private capital portfolio, primarily offset by lower deposit fees due to an increase in the earnings credit available to our wholesale customers. The increase in noninterest expense during the third quarter 2005, compared to the third quarter 2004, was mainly due to outside services expense from vendor bills paid primarily for title and escrow customers.

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

         OTHER

         "Other" includes the following items:

         o corporate activities that are not directly attributable to one of the two major business units. Included in this category are certain other nonrecurring items such as the results of operations of certain parent company non-bank subsidiaries and the elimination of the fully taxable-equivalent basis amount;

         o the funds transfer pricing results for the entire company, which allocates to the other business segments their cost of funds on all asset categories and credit for funds on all liability categories;

         o the adjustment between the credit expense under RAROC and the provision for credit losses under US GAAP and earnings associated with unallocated equity capital;

         o the adjustment between the tax expense calculated under RAROC using a tax rate of 38.25 percent and our effective tax rates;

         o the Pacific Rim Corporate Group, with assets of $250 million at September 30, 2005, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered in Japan;

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

         o the discontinued operations resulting from the sale of most of our International Banking Group; and

         o     the residual costs of support groups.

         The third quarter 2005 financial results were impacted by the following factors:

         o credit expense (income) of ($44.2) million was due to the difference between the $15.0 million reversal of provision for loan losses calculated under our US GAAP methodology and the $29.2 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

         o net interest income included the result of differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal

               Corporation, a credit for deposits in the Pacific Rim Corporate Group and transfer pricing results. Net interest income declined $32.4 million compared to the three months ended September 30, 2004 primarily as a result of a decrease in income from ALM derivatives hedges and from the net impact of changes in transfer pricing rates over prior period as market rates increased;

         o     noninterest income of $5.3 million;

         o noninterest expense of $27.4 million, included increased corporate benefits and performance related incentives;

         o     loss from discontinued operations of $16.0 million.

         The third quarter 2004 financial results were impacted by the following factors:

         o credit expense (income) of ($44.1) million was due to the difference between the $10.9 million reversal in provision for loan losses calculated under our US GAAP methodology and the $33.2 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

         o net interest income is the result of differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, a credit for deposits in the Pacific Rim Corporate Group and net transfer pricing results reported by Corporate Treasury;

         o     noninterest income of $6.2 million;

         o     noninterest expense of $12.8 million; and

         o     income from discontinued operations of $6.5 million.

         The following discusses the significant changes in "Other" between the nine months ended September 30, 2004 and 2005.

         o the decline in net interest income primarily as a result of the decrease of hedge income and the impact of changes in transfer pricing rates

         o the recognition of a $93 million gain from the sale of our merchant card portfolio which occurred in 2004.

REGULATORY MATTERS

         On October 18, 2004, Union Bank of California International entered into a written agreement with the Federal Reserve Bank of New York requiring Union Bank of California International to strenghten its Bank Secrecy Act and anti-money laundering controls and processes. Union Bank of California International is wholly-owned by Union Bank of California, N.A., which is wholly-owned by UnionBanCal Corporation. Union Bank of California International is headquartered in New York City and, as an Edge Act subsidiary, is limited to engaging in international banking activities, most of which have been sold. We expect to dissolve this subsidiary in the second quarter 2006. Although the principal business activities of Union Bank of California International were sold to Wachovia Bank, N.A. on October 6, 2005, we remain legally responsible and committed to resolving the issues raised by the regulators and continue to take action aimed at resolving these matters.

         On March 23, 2005, Union Bank of California, N.A. entered into a memorandum of understanding with the Office of the Comptroller of the Currency, its principal regulator, which requires Union Bank of California, N.A. to strengthen its Bank Secrecy Act and anti-money laundering controls and processes.

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

         o     Pending legal and regulatory actions

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

         o Increased regulatory controls and processes regarding Bank Secrecy Act and anti-money laundering matters

         o     Future legislative and regulatory developments

         o The costs and effects of litigation, investigations, or similar matters, or adverse facts and developments related thereto

         o Decisions to downsize, sell or close units or otherwise change the business mix of any of the company

         o     Potential dividend restrictions

         o     Integration of acquired companies

         o Impact of the sale of our international correspondent banking business

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

         THE CONTINUING WAR ON TERRORISM COULD ADVERSELY AFFECT U.S. AND GLOBAL ECONOMIC CONDITIONS

         Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats and other international hostilities may result in a disruption of U.S. and global economic and financial conditions and could adversely affect business and economic and financial conditions in the U.S. and globally generally and in our principal markets.

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

         Adverse effects of, or changes in, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us

         We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This will likely continue in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement. International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to The Bank of Tokyo-Mitsubishi, Ltd.'s controlling ownership of us, laws, regulations and policies adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future.

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

         Refer to "Supervision and Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2004, and above in "Regulatory Matters" for discussion of other laws and regulations, including the Bank Secrecy Act and other anti-money laundering laws and regulations that may have a material effect on our business, prospects, results of operations and financial condition.

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

         ADVERSE ECONOMIC FACTORS AFFECTING CERTAIN INDUSTRIES WE SERVE COULD ADVERSELY AFFECT OUR BUSINESS

         We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to residential real estate, especially in California. Accordingly, a downturn in the real estate and housing industries in California could have an adverse effect on our operations and the quality of our real estate loan portfolio. Increases in residential mortgage loan interest rates could also have an adverse effect on our operations by depressing new mortgage loan originations. We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry- specific economic factors, including the commercial real estate industry, the communications/media industry, the retail industry, the power industry and the technology industry. Recent increases in fuel prices and energy costs have adversely affected businesses in several of these industries. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

         WE ARE NOT ABLE TO OFFER ALL OF THE FINANCIAL SERVICES AND PRODUCTS OF A FINANCIAL HOLDING COMPANY

         Banks, securities firms, and insurance companies can now combine as a "financial holding company." Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have elected to become financial holding companies. Recently, a number of foreign banks have acquired financial holding companies in the U.S., further increasing competition in the U.S. market. Under current regulatory interpretations, Mitsubishi UFJ Financial Group, Inc. would be required to make a financial holding company election in order for us to have the benefits of their status. We do not expect that Mitsubishi UFJ Financial Group, Inc. will make such an election in the near future.

         OUR STOCKHOLDER VOTES ARE CONTROLLED BY THE BANK OF TOKYO-MITSUBISHI, LTD.; OUR INTERESTS AND THOSE OF OUR MINORITY STOCKHOLDERS MAY NOT BE THE SAME AS THOSE OF THE BANK OF TOKYO-MITSUBISHI, LTD.

         The Bank of Tokyo-Mitsubishi, Ltd., a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc., owns a majority of the outstanding shares of our common stock. As a result, The Bank of Tokyo-Mitsubishi, Ltd. can elect all of our directors and can control the vote on all matters, including: approval of mergers or other business combinations; a sale of all or substantially all of our assets; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to our common stock or other equity securities; and other matters that might be favorable to The Bank of Tokyo-Mitsubishi, Ltd. A majority of our directors are independent of The Bank of Tokyo-Mitsubishi, Ltd. and are not officers or employees of UnionBanCal Corporation or any of our affiliates, including The Bank of Tokyo-Mitsubishi, Ltd. However, because of The Bank of Tokyo-Mitsubishi, Ltd.'s control over the election of our directors, we could designate ourselves as a "controlled company" under the New York Stock Exchange Rules and could change the composition of our Board of Directors so that the Board would not have a majority of independent directors. The Bank of Tokyo-Mitsubishi, Ltd.'s ability to prevent an unsolicited bid for us or any other change in control could also have an adverse effect on the market price for our common stock.

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

         THE BANK OF TOKYO-MITSUBISHI, LTD.'S AND MITSUBISHI UFJ FINANCIAL GROUP, INC.'S FINANCIAL CONDITION COULD ADVERSELY AFFECT OUR OPERATIONS

         We fund our operations independently of The Bank of Tokyo-Mitsubishi, Ltd. and Mitsubishi UFJ Financial Group, Inc. and believe our business is not necessarily closely related to the business or outlook of The Bank of Tokyo-Mitsubishi, Ltd. or Mitsubishi UFJ Financial Group, Inc. However, The Bank of Tokyo-Mitsubishi, Ltd.'s and Mitsubishi UFJ Financial Group, Inc.'s credit ratings may affect our credit ratings. The Bank of Tokyo-Mitsubishi, Ltd. and Mitsubishi UFJ Financial Group, Inc. are also subject to regulatory oversight and review by Japanese and U.S. regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns related to the Japanese financial system, The Bank of Tokyo-Mitsubishi, Ltd. or Mitsubishi UFJ Financial Group, Inc., and other developments concerning The Bank of Tokyo-Mitsubishi, Ltd. or Mitsubishi UFJ Financial Group, Inc., which may result in capital constraints as well as additional Japanese and U.S. regulatory constraints.

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

         Our ability to obtain regulatory approval of acquisitions is subject to constraints related to the Bank Secrecy Act, as described in "Supervision and Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2004, and above in "Regulatory Matters." Subject to our ability to address successfully these regulatory concerns, we may seek to acquire or invest in financial and non-financial companies that complement our business. There can be no assurance that we will be successful in completing any such acquisition or investment as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. In addition, we continue to evaluate the performance of all of our businesses and business lines and may sell a business or business line. Any acquisitions, divestitures or restructurings may result in the issuance of potentially dilutive equity securities, significant write-offs, including those related to goodwill and other intangible assets, and/or the incurrence of debt, any of which could have a material adverse effect on our business, results of operations and financial condition. Acquisitions, divestitures or restructurings could involve numerous additional risks including difficulties in obtaining any required regulatory approvals and in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, higher than expected deposit attrition (run-off), divestitures required by regulatory authorities, the disruption of our business, and the potential loss of key employees. There can be no assurance that we will be successful in addressing these or any other significant risks encountered in such transactions.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2005. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

         During the quarter ended September 30, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are subject to various pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable.

         Grafton Partners LP v. Union Bank of California is pending in Alameda County Superior Court (filed March 12, 2003). That suit concerns a "Ponzi" scheme perpetrated by PinnFund, USA, located in San Diego, California. We have reached an agreement to resolve the Grafton matter, which calls for a payment of $22 million, $15.8 million of which will be paid by the Company's insurance carriers. This agreement has been documented, and has received preliminary court approval. The disposition of this claim, on the basis described above, assuming that the settlement becomes final, will not have a material adverse effect on our financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         REPURCHASES OF EQUITY SECURITIES

         We did not repurchase any of our equity securities during the third quarter 2005. The dollar value of shares that may yet be purchased under our repurchase programs is $162,078,928.

ITEM 6.  EXHIBITS

 NO.                               DESCRIPTION
 ---                               -----------

10.1 Purchase and Assumption Agreement by and among Union Bank of California N.A., Union Bank of California International, and Union Bank of California Servicos LTDA. and Wachovia Bank, N.A. dated September 21, 2005(1)

10.2 Written Description of Compensation Arrangement for UnionBanCal Corporation Non-Employee Directors(2)

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
---------------
(1)   Filed herewith.

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


                                    UNIONBANCAL CORPORATION
                                    (Registrant)

Date:  November 8, 2005             By: /s/ TAKASHI MORIMURA
                                       ----------------------------------------
                                                   Takashi Morimura
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                             (Principal Executive Officer)


Date:  November 8, 2005             By: /s/ DAVID I. MATSON
                                       ----------------------------------------
                                                   David I. Matson
                                                  VICE CHAIRMAN AND
                                               CHIEF FINANCIAL OFFICER
                                             (Principal Financial Officer)


Date:  November 8, 2005             By: /s/ DAVID A. ANDERSON
                                       ----------------------------------------
                                                 David A. Anderson
                                        SENIOR VICE PRESIDENT AND CONTROLLER
                                            (Chief Accounting Officer)